Form 10-Q
period 2011-09-30
GENWORTH FINANCIAL INC
filed 2011-11-07
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 490,931,207 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Premiums	$1,461	$1,447	$4,353	$4,387
Net investment income	842	815	2,553	2,403
Net investment gains (losses)	(157)	105	(225)	(104)
Insurance and investment product fees and other	375	300	1,063	812

Total revenues	2,521	2,667	7,744	7,498

Benefits and expenses:
Benefits and other changes in policy reserves	1,457	1,502	4,538	4,157
Interest credited	194	212	599	636
Acquisition and operating expenses, net of deferrals	510	472	1,524	1,446
Amortization of deferred acquisition costs and intangibles	190	227	572	590
Interest expense	124	114	385	338

Total benefits and expenses	2,475	2,527	7,618	7,167

Income before income taxes	46	140	126	331
Provision (benefit) for income taxes	(19)	18	5	(80)

Net income	65	122	121	411
Less: net income attributable to noncontrolling interests	36	39	106	108

Net income available to Genworth Financial, Inc.’s common stockholders	$29	$83	$15	$303

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.06	$0.17	$0.03	$0.62

Diluted	$0.06	$0.17	$0.03	$0.61

Weighted-average common shares outstanding:
Basic	490.8	489.5	490.5	489.1

Diluted	492.5	493.9	493.7	493.9

Supplemental disclosures:
Total other-than-temporary impairments	$(39)	$(7)	$(98)	$(108)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(13)	(30)	(16)	(60)

Net other-than-temporary impairments	(52)	(37)	(114)	(168)
Other investments gains (losses)	(105)	142	(111)	64

Total net investment gains (losses)	$(157)	$105	$(225)	$(104)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$57,816	$55,183
Equity securities available-for-sale, at fair value	354	332
Commercial mortgage loans	6,271	6,718
Restricted commercial mortgage loans related to securitization entities	430	507
Policy loans	1,556	1,471
Other invested assets	5,626	3,854
Restricted other invested assets related to securitization entities ($376 and $370 at fair value)	377	372

Total investments	72,430	68,437
Cash and cash equivalents	3,648	3,132
Accrued investment income	725	733
Deferred acquisition costs	7,359	7,256
Intangible assets	626	741
Goodwill	1,326	1,329
Reinsurance recoverable	16,976	17,191
Other assets	1,002	810
Deferred tax asset	—	1,100
Separate account assets	9,794	11,666

Total assets	$113,886	$112,395

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$31,745	$30,717
Policyholder account balances	26,480	26,978
Liability for policy and contract claims	7,379	6,933
Unearned premiums	4,210	4,541
Other liabilities ($212 and $150 other liabilities related to securitization entities)	6,755	6,085
Borrowings related to securitization entities ($48 and $51 at fair value)	414	494
Non-recourse funding obligations	3,280	3,437
Long-term borrowings	4,708	4,952
Deferred tax liability	1,753	1,621
Separate account liabilities	9,794	11,666

Total liabilities	96,518	97,424

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 579 million and 578 million shares issued as of September 30, 2011 and December 31, 2010, respectively; 491 million and 490 million shares outstanding as of September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	12,117	12,095

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,579	21
Net unrealized gains (losses) on other-than-temporarily impaired securities	(126)	(121)

Net unrealized investment gains (losses)	1,453	(100)

Derivatives qualifying as hedges	1,960	924
Foreign currency translation and other adjustments	459	668

Total accumulated other comprehensive income (loss)	3,872	1,492
Retained earnings	2,988	2,973
Treasury stock, at cost (88 million shares as of September 30, 2011 and December 31, 2010)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,278	13,861
Noncontrolling interests	1,090	1,110

Total stockholders’ equity	17,368	14,971

Total liabilities and stockholders’ equity	$113,886	$112,395

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2010	$1	$12,095	$1,492	$2,973	$(2,700)	$13,861	$1,110	$14,971

Repurchase of subsidiary shares	—	—	—	—	—	—	(71)	(71)
Comprehensive income (loss):
Net income	—	—	—	15	—	15	106	121
Net unrealized gains (losses) on securities not other- than-temporarily impaired	—	—	1,558	—	—	1,558	34	1,592
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(5)	—	—	(5)	—	(5)
Derivatives qualifying as hedges	—	—	1,036	—	—	1,036	—	1,036
Foreign currency translation and other adjustments	—	—	(209)	—	—	(209)	(54)	(263)

Total comprehensive income (loss)								2,481
Dividends to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Stock-based compensation expense and exercises and other	—	22	—	—	—	22	—	22

Balances as of September 30, 2011	$1	$12,117	$3,872	$2,988	$(2,700)	$16,278	$1,090	$17,368

Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	260	(275)	—	(15)	—	(15)
Repurchase of subsidiary shares	—	—	—	—	—	—	(131)	(131)
Comprehensive income (loss):
Net income	—	—	—	303	—	303	108	411
Net unrealized gains (losses) on securities not other- than-temporarily impaired	—	—	1,621	—	—	1,621	28	1,649
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	104	—	—	104	—	104
Derivatives qualifying as hedges	—	—	552	—	—	552	—	552
Foreign currency translation and other adjustments	—	—	111	—	—	111	22	133

Total comprehensive income (loss)								2,849
Dividends to noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Stock-based compensation expense and exercises and other	—	30	—	—	—	30	—	30
Other capital transactions	—	20	—	—	—	20	—	20

Balances as of September 30, 2010	$1	$12,084	$2,484	$3,133	$(2,700)	$15,002	$1,069	$16,071

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$121	$411
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(71)	(11)
Net investment losses (gains)	225	104
Charges assessed to policyholders	(507)	(367)
Acquisition costs deferred	(686)	(610)
Amortization of deferred acquisition costs and intangibles	572	590
Deferred income taxes	(158)	(111)
Net increase in trading securities, held-for-sale investments and derivative instruments	795	113
Stock-based compensation expense	23	31
Change in certain assets and liabilities:
Accrued investment income and other assets	(152)	(31)
Insurance reserves	1,942	1,767
Current tax liabilities	8	(313)
Other liabilities and other policy-related balances	(80)	(597)

Net cash from operating activities	2,032	976

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,075	3,302
Commercial mortgage loans	633	493
Restricted commercial mortgage loans related to securitization entities	77	40
Proceeds from sales of investments:
Fixed maturity and equity securities	3,446	3,329
Purchases and originations of investments:
Fixed maturity and equity securities	(7,798)	(10,223)
Commercial mortgage loans	(202)	(35)
Other invested assets, net	(56)	1,483
Policy loans, net	(85)	(77)
Payments for businesses purchased, net of cash acquired	(4)	—

Net cash from investing activities	86	(1,688)

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,016	1,832
Withdrawals from universal life and investment contracts	(3,034)	(2,950)
Short-term borrowings and other, net	21	(86)
Redemption and repurchase of non-recourse funding obligations	(112)	(6)
Proceeds from the issuance of long-term debt	545	660
Repayment and repurchase of long-term debt	(760)	(6)
Repayment of borrowings related to securitization entities	(77)	(46)
Repurchase of subsidiary shares	(71)	(131)
Dividends paid to noncontrolling interests	(35)	(32)

Net cash from financing activities	(1,507)	(765)
Effect of exchange rate changes on cash and cash equivalents	(95)	73

Net change in cash and cash equivalents	516	(1,404)
Cash and cash equivalents at beginning of period	3,132	5,002

Cash and cash equivalents at end of period	$3,648	$3,598

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(2) Accounting Pronouncements

Recently Adopted

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to goodwill impairment testing. The new guidance permits the use of a qualitative assessment prior to, and potentially instead of, the two step quantitative goodwill impairment test. The new guidance has a mandatory effective date of January 1, 2012, with early adoption permitted in some cases. We elected to early adopt this new guidance effective on July 1, 2011 in order to apply the new guidance in our annual goodwill impairment testing performed during the third quarter. The adoption of this new accounting guidance did not have an impact on our consolidated financial statements.

On July 1, 2011, we adopted new accounting guidance related to additional disclosures for troubled debt restructurings. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

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

Not Yet Adopted

In June 2011, the FASB issued new accounting guidance requiring presentation of the components of net income (loss), the components of other comprehensive income (loss) (“OCI”) and total comprehensive income either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This new accounting guidance is effective for us on January 1, 2012. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial results.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

guidance removes the requirement to consider a transferor’s ability to fulfill its contractual rights from the criteria when determining effective control and is effective, for us, prospectively to any transactions occurring on or after January 1, 2012. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

In October 2010, the FASB issued new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This new accounting guidance will be effective for us on January 1, 2012. The new guidance is effective prospectively with retrospective adoption allowed. We intend to adopt this new guidance retrospectively. We expect that this new guidance, when adopted, will reduce retained earnings and stockholders’ equity by approximately $1.3 billion to $1.6 billion, subject to other adjustments. When adopted in 2012, we expect to defer fewer costs and record lower amortization resulting in decreased earnings.

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2011	2010	2011	2010
Net income	$65	$122	$121	$411
Less: net income attributable to noncontrolling interests	36	39	106	108

Net income available to Genworth Financial, Inc.’s common stockholders	$29	$83	$15	$303

Basic per common share:
Net income	$0.13	$0.25	$0.25	$0.84
Less: net income attributable to noncontrolling interests	0.07	0.08	0.22	0.22

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.06	$0.17	$0.03	$0.62

Diluted per common share:
Net income	$0.13	$0.25	$0.24	$0.83
Less: net income attributable to noncontrolling interests	0.07	0.08	0.21	0.22

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.06	$0.17	$0.03	$0.61

Weighted-average shares used in basic earnings per common share calculations	490.8	489.5	490.5	489.1
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	1.7	4.4	3.2	4.8

Weighted-average shares used in diluted earnings per common share calculations	492.5	493.9	493.7	493.9

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Fixed maturity securities—taxable	$669	$658	$2,032	$1,930
Fixed maturity securities—non-taxable	8	14	29	46
Commercial mortgage loans	89	95	273	298
Restricted commercial mortgage loans related to securitization entities	11	10	30	30
Equity securities	3	4	16	11
Other invested assets	42	24	131	61
Restricted other invested assets related to securitization entities	—	1	—	2
Policy loans	30	28	89	83
Cash, cash equivalents and short-term investments	12	6	24	15

Gross investment income before expenses and fees	864	840	2,624	2,476
Expenses and fees	(22)	(25)	(71)	(73)

Net investment income	$842	$815	$2,553	$2,403

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Available-for-sale securities:
Realized gains	$59	$38	$113	$114
Realized losses	(23)	(35)	(88)	(109)

Net realized gains (losses) on available-for-sale securities	36	3	25	5

Impairments:
Total other-than-temporary impairments	(39)	(7)	(98)	(108)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(13)	(30)	(16)	(60)

Net other-than-temporary impairments	(52)	(37)	(114)	(168)

Trading securities	11	23	36	25
Commercial mortgage loans	3	(9)	4	(31)
Net gains (losses) related to securitization entities	(57)	30	(52)	(6)
Derivative instruments (1)	(76)	94	(101)	48
Contingent purchase price valuation change	(22)	—	(23)	—
Other	—	1	—	23

Net investment gains (losses)	$(157)	$105	$(225)	$(104)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2011 and 2010 was $263 million and $275 million, respectively, which was approximately 93% and 89%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2011 and 2010 was $954 million and $1,691 million, respectively, which was approximately 93% and 94%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of or for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Beginning balance	$726	$978	$784	$1,059
Additions:
Other-than-temporary impairments not previously recognized	27	13	31	44
Increases related to other-than-temporary impairments previously recognized	24	22	72	100
Reductions:
Securities sold, paid down or disposed	(58)	(126)	(168)	(316)

Ending balance	$719	$887	$719	$887

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2011	December 31, 2010
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,553	$511
Equity securities	(4)	9
Other invested assets	(30)	(22)

Subtotal	3,519	498
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,162)	(583)
Income taxes, net	(820)	35

Net unrealized investment gains (losses)	1,537	(50)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	84	50

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,453	$(100)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale securities reported in accumulated other comprehensive income (loss) was as follows as of or for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2011	2010
Beginning balance	$236	$29
Cumulative effect of changes in accounting	—	169
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,365	1,486
Adjustment to deferred acquisition costs	(44)	(187)
Adjustment to present value of future profits	(61)	(101)
Adjustment to sales inducements	6	(21)
Adjustment to benefit reserves	(369)	(581)
Provision for income taxes	(662)	(210)

Change in unrealized gains (losses) on investment securities	1,235	386
Reclassification adjustments to net investment (gains) losses, net of taxes of $(5) and $(12)	11	22

Change in net unrealized investment gains (losses)	1,246	577
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	29	19

Ending balance	$1,453	$587

	As of or for the nine months ended September 30,
(Amounts in millions)	2011	2010
Beginning balance	$(100)	$(1,398)
Cumulative effect of changes in accounting	—	260
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,932	3,747
Adjustment to deferred acquisition costs	(101)	(381)
Adjustment to present value of future profits	(77)	(182)
Adjustment to sales inducements	(1)	(46)
Adjustment to benefit reserves	(400)	(581)
Provision for income taxes	(824)	(910)

Change in unrealized gains (losses) on investment securities	1,529	1,647
Reclassification adjustments to net investment (gains) losses, net of taxes of $(31) and $(57)	58	106

Change in net unrealized investment gains (losses)	1,587	2,013
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	34	28

Ending balance	$1,453	$587

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of September 30, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,973	$853	$—	$(1)	$—	$4,825
Tax-exempt	753	24	—	(84)	—	693
Government—non-U.S.	1,990	178	—	(3)	—	2,165
U.S. corporate	23,218	2,461	15	(324)	(2)	25,368
Corporate—non-U.S.	13,138	768	—	(201)	—	13,705
Residential mortgage-backed	5,392	446	10	(267)	(201)	5,380
Commercial mortgage-backed	3,613	161	6	(199)	(38)	3,543
Other asset-backed	2,202	23	—	(87)	(1)	2,137

Total fixed maturity securities	54,279	4,914	31	(1,166)	(242)	57,816
Equity securities	357	15	—	(18)	—	354

Total available-for- sale securities	$54,636	$4,929	$31	$(1,184)	$(242)	$58,170

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2011:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$263	$(1)	3	$—	$—	—	$263	$(1)	3
Tax-exempt	—	—	—	254	(84)	79	254	(84)	79
Government—non-U.S.	149	(3)	31	—	—	—	149	(3)	31
U.S. corporate	1,700	(65)	204	1,526	(261)	137	3,226	(326)	341
Corporate—non-U.S.	1,774	(78)	271	736	(123)	73	2,510	(201)	344
Residential mortgage-backed	155	(4)	71	815	(464)	365	970	(468)	436
Commercial mortgage-backed	321	(29)	52	940	(208)	167	1,261	(237)	219
Other asset-backed	182	(1)	35	319	(87)	36	501	(88)	71

Subtotal, fixed maturity securities	4,544	(181)	667	4,590	(1,227)	857	9,134	(1,408)	1,524
Equity securities	115	(15)	50	20	(3)	13	135	(18)	63

Total for securities in an unrealized loss position	$4,659	$(196)	717	$4,610	$(1,230)	870	$9,269	$(1,426)	1,587

% Below cost—fixed maturity securities:
<20% Below cost	$4,477	$(152)	622	$3,230	$(322)	456	$7,707	$(474)	1,078
20%-50% Below cost	62	(24)	34	1,207	(585)	272	1,269	(609)	306
>50% Below cost	5	(5)	11	153	(320)	129	158	(325)	140

Total fixed maturity securities	4,544	(181)	667	4,590	(1,227)	857	9,134	(1,408)	1,524

% Below cost—equity securities:
<20% Below cost	99	(8)	41	16	(1)	9	115	(9)	50
20%-50% Below cost	16	(7)	9	4	(2)	4	20	(9)	13

Total equity securities	115	(15)	50	20	(3)	13	135	(18)	63

Total for securities in an unrealized loss position	$4,659	$(196)	717	$4,610	$(1,230)	870	$9,269	$(1,426)	1,587

Investment grade	$4,047	$(151)	536	$3,237	$(567)	486	$7,284	$(718)	1,022
Below investment grade (3)	612	(45)	181	1,373	(663)	384	1,985	(708)	565

Total for securities in an unrealized loss position	$4,659	$(196)	717	$4,610	$(1,230)	870	$9,269	$(1,426)	1,587

(1)	Amounts included $236 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $242 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $220 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to credit spreads that have widened since acquisition for corporate securities across various industry sectors, including finance and insurance as well as consumer–non-cyclical. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 4% as of September 30, 2011.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $322 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 75% of the unrealized losses were related to investment grade securities as of September 30, 2011. These unrealized losses were attributable to the widening of credit spreads for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector as well as mortgage-backed and asset-backed securities. The average fair value percentage below cost for these securities was approximately 9% as of September 30, 2011. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of September 30, 2011:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$160	$(73)	5%	39	$—	$—	—%	—
U.S. corporate	179	(74)	5	12	—	—	—	—
Corporate—non-U.S.	158	(76)	5	14	—	—	—	—
Structured securities:
Residential mortgage- backed	73	(30)	2	28	11	(27)	2	14
Commercial mortgage-backed	68	(29)	2	15	5	(6)	—	7
Other asset-backed	27	(9)	1	3	1	(1)	—	1

Total structured securities	168	(68)	5	46	17	(34)	2	22

Total	$665	$(291)	20%	111	$17	$(34)	2%	22

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$—	$—	—%	—	$—	$—	—%	—
U.S. corporate	59	(37)	3	9	9	(11)	1	3
Structured securities:
Residential mortgage-backed	310	(170)	12	118	86	(204)	14	86
Commercial mortgage-backed	87	(38)	3	30	29	(59)	4	16
Other asset-backed	86	(49)	3	4	12	(12)	1	2

Total structured securities	483	(257)	18	152	127	(275)	19	104

Total	$542	$(294)	21%	161	$136	$(286)	20%	107

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Tax-Exempt Securities

As indicated in the table above, $73 million of gross unrealized losses were related to tax-exempt securities that have been in a continuous unrealized loss position for more than 12 months and were more than 20% below cost. The unrealized losses for tax-exempt securities represent municipal bonds that were diversified by state as well as municipality or political subdivision within those states. Of these tax-exempt securities, the average unrealized loss was approximately $2 million which represented an average of 31% below cost. The unrealized losses primarily related to widening of credit spreads on these securities since acquisition as a result of higher risk premiums being attributed to these securities from uncertainty in many political subdivisions related to special revenues supporting these obligations as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, the fair value of certain of these securities has been negatively impacted as a result of having certain bond insurers associated with the security. In our analysis of impairment for these securities, we expect to recover our amortized cost from the cash flows of the underlying securities before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of these securities and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of September 30, 2011:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$290	$(133)	9%	24	$—	$—	—%	—
Utilities and energy	17	(6)	—	1	—	—	—	—
Consumer—non-cyclical	30	(11)	1	1	—	—	—	—

Total	$337	$(150)	10%	26	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$57	$(36)	3%	7	$9	$(11)	1%	3
Technology and communications	2	(1)	—	2	—	—	—	—

Total	$59	$(37)	3%	9	$9	$(11)	1%	3

Of the total unrealized losses of $198 million for corporate fixed maturity securities presented in the preceding tables, $180 million, or 91%, of the unrealized losses related to issuers in the finance and insurance sector that were 34% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of September 30, 2011. Of the $180 million of unrealized losses related to the finance and insurance industry, $141 million related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

We expect that our investments in corporate securities will continue to perform in accordance with our expectations about the amount and timing of estimated cash flows. Although we do not anticipate such events, it

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize write-downs within our portfolio of corporate securities in the future.

Structured Securities

Of the $634 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $202 million related to other-than-temporarily-impaired securities where the unrealized losses represented the non-credit portion of the impairment. The extent and duration of the unrealized loss position on our structured securities is due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the housing market.

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

We used our assessment of the historical performance of both the securitization trust and the underlying collateral for each security, along with third-party sources, when available, to develop our best estimate of cash flows expected to be collected. These estimates reflect projections for future delinquencies, prepayments, defaults and losses for the assets that collateralize the securitization trust and are used to determine the expected cash flows for our security, based on the payment structure of the trust. Our projection of expected cash flows is primarily based on the expected performance of the underlying assets that collateralize the securitization trust and is not directly impacted by the rating of our security. While we consider the rating of the security as an indicator of the financial condition of the issuer, this factor does not have a significant impact on our expected cash flows for each security. In limited circumstances, our expected cash flows include expected payments from reliable financial guarantors where we believe the financial guarantor will have sufficient assets to pay claims under the financial guarantee when the cash flows from the securitization trust are not sufficient to make scheduled payments. We then discount the expected cash flows using the effective yield of each security to determine the present value of expected cash flows.

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of September 30, 2011.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,696	$2,720
Due after one year through five years	10,842	11,172
Due after five years through ten years	9,964	10,612
Due after ten years	19,570	22,252

Subtotal	43,072	46,756
Residential mortgage-backed	5,392	5,380
Commercial mortgage-backed	3,613	3,543
Other asset-backed	2,202	2,137

Total	$54,279	$57,816

As of September 30, 2011, $4,347 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2011, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 23%, 22% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of September 30, 2011, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,889	30%	$1,974	29%
Industrial	1,736	28	1,788	26
Office	1,647	26	1,850	27
Apartments	708	11	725	11
Mixed use/other	341	5	435	7

Subtotal	6,321	100%	6,772	100%

Unamortized balance of loan origination fees and costs	4		5
Allowance for losses	(54)		(59)

Total	$6,271		$6,718

	September 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,624	27%	$1,583	23%
Pacific	1,598	25	1,769	26
Middle Atlantic	810	13	937	14
East North Central	568	9	612	9
Mountain	500	8	540	8
New England	390	6	482	7
West North Central	344	5	369	6
West South Central	329	5	297	4
East South Central	158	2	183	3

Subtotal	6,321	100%	6,772	100%

Unamortized balance of loan origination fees and costs	4		5
Allowance for losses	(54)		(59)

Total	$6,271		$6,718

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2011
(Amounts in millions)	31 – 60 days past due	61 – 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$3	$3	$1,886	$1,889
Industrial	—	16	4	20	1,716	1,736
Office	10	4	8	22	1,625	1,647
Apartments	1	—	—	1	707	708
Mixed use/other	1	—	—	1	340	341

Total recorded investment	$12	$20	$15	$47	$6,274	$6,321

% of total commercial mortgage loans	—%	1%	—%	1%	99%	100%

	December 31, 2010
(Amounts in millions)	31 – 60 days past due	61 – 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$1,974	$1,974
Industrial	—	6	27	33	1,755	1,788
Office	—	—	12	12	1,838	1,850
Apartments	—	—	—	—	725	725
Mixed use/other	—	—	—	—	435	435

Total recorded investment	$—	$6	$39	$45	$6,727	$6,772

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

As of September 30, 2011 and December 31, 2010, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, we modified or extended 23 and 13 commercial mortgage loans, respectively, with a total carrying value of $104 million and $98 million, respectively, as of September 30, 2011 and December 31, 2010. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the commercial mortgage loans on nonaccrual status by property type as of the dates indicated:

(Amounts in millions)	September 30, 2011	December 31, 2010
Property type:
Retail	$3	$—
Industrial	4	27
Office	8	12
Apartments	—	—
Mixed use/other	—	—

Total recorded investment	$15	$39

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$57	$59
Charge-offs	—	(5)
Recoveries	—	—
Provision	(3)	—

Ending balance	$54	$54

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$54	$54

Recorded investment:
Ending balance	$6,321	$6,321

Ending balance of individually impaired loans	$13	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,308	$6,308

The following table presents the activity in the allowance for losses as of or for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning balance	$70	$48
Provision	5	27
Release (1)	(13)	(13)

Ending balance	$62	$62

(1)	Included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our individually impaired commercial mortgage loans by property type as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$3	$4	$1	$—	$2	$—
Industrial	—	—	—	—	$—	—
Office	10	13	3	—	$10	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$13	$17	$4	$—	$6	$—

	December 31, 2010
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$5	$8	$3	$—	$2	$—
Industrial	19	24	5	—	$3	—
Office	6	8	2	—	$2	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$30	$40	$10	$—	$3	$—

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2011
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100% (1)	Total
Property type:
Retail	$426	$275	$874	$282	$32	$1,889
Industrial	481	286	665	281	23	1,736
Office	427	282	591	226	121	1,647
Apartments	222	162	269	40	15	708
Mixed use/other	80	58	60	137	6	341

Total	$1,636	$1,063	$2,459	$966	$197	$6,321

% of total	26%	17%	39%	15%	3%	100%

Weighted-average debt service coverage ratio	2.54	1.89	2.13	1.78	0.89	2.11

(1)

Included $10 million of impaired loans and $187 million of loans in good standing, with a total weighted-average loan-to-value of 121%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

	December 31, 2010
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100% (1)	Total
Property type:
Retail	$477	$287	$805	$363	$42	$1,974
Industrial	431	361	625	284	87	1,788
Office	320	327	612	446	145	1,850
Apartments	99	172	321	133	—	725
Mixed use/other	123	10	63	221	18	435

Total	$1,450	$1,157	$2,426	$1,447	$292	$6,772

% of total	22%	17%	36%	21%	4%	100%

Weighted-average debt service coverage ratio	2.24	1.99	1.79	2.42	0.75	2.01

(1)

Included $25 million of impaired loans and $267 million of loans in good standing, with a total weighted-average loan-to-value of 117%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$96	$328	$447	$568	$345	$1,784
Industrial	227	232	284	636	341	1,720
Office	192	132	282	441	516	1,563
Apartments	15	83	75	301	167	641
Mixed use/other	50	32	6	53	105	246

Total	$580	$807	$1,094	$1,999	$1,474	$5,954

% of total	10%	13%	18%	34%	25%	100%

Weighted-average loan-to-value	87%	71%	67%	60%	50%	63%

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$125	$317	$490	$512	$415	$1,859
Industrial	260	166	292	698	346	1,762
Office	176	186	238	524	547	1,671
Apartments	7	62	160	290	135	654
Mixed use/other	49	12	17	78	94	250

Total	$617	$743	$1,197	$2,102	$1,537	$6,196

% of total	10%	12%	19%	34%	25%	100%

Weighted-average loan-to-value	90%	71%	68%	62%	50%	64%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$104	$105
Industrial	—	—	—	5	11	16
Office	—	—	8	—	76	84
Apartments	—	—	—	—	67	67
Mixed use/other	—	4	—	—	91	95

Total	$—	$4	$9	$5	$349	$367

% of total	—%	1%	3%	1%	95%	100%

Weighted-average loan-to-value	—%	80%	53%	45%	62%	62%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.25	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$2	$113	$115
Industrial	1	5	—	1	19	26
Office	—	—	—	57	122	179
Apartments	—	4	—	21	46	71
Mixed use/other	—	—	—	—	185	185

Total	$1	$9	$—	$81	$485	$576

% of total	—%	2%	—%	14%	84%	100%

Weighted-average loan-to-value	30%	62%	—%	83%	77%	78%

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	September 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$168	39%	$182	36%
Industrial	104	24	124	24
Office	92	21	117	23
Apartments	61	14	64	13
Mixed use/other	7	2	22	4

Subtotal	432	100%	509	100%

Allowance for losses	(2)		(2)

Total	$430		$507

	September 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$151	35%	$189	37%
Pacific	75	17	90	18
Middle Atlantic	67	16	70	14
East North Central	47	11	51	10
Mountain	30	7	32	6
West North Central	28	6	31	6
East South Central	21	5	32	6
West South Central	12	3	13	3
New England	1	—	1	—

Subtotal	432	100%	509	100%

Allowance for losses	(2)		(2)

Total	$430		$507

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of our restricted commercial mortgage loans as of September 30, 2011, $429 million were current and $3 million were past due for more than 90 days and still accruing interest. As of December 31, 2010, all restricted commercial mortgage loans were current and there were no restricted commercial mortgage loans on nonaccrual status.

As of September 30, 2011 and December 31, 2010, loans not individually impaired that were evaluated collectively for impairment were $431 million and $509 million, respectively, of the total recorded investment of restricted commercial mortgage loans of $432 million and $509 million, respectively. There was no provision for credit losses recorded during the three months ended September 30, 2011 or 2010 related to restricted commercial mortgage loans. There was no provision for credit losses recorded during the nine months ended September 30, 2011 related to restricted commercial mortgage loans. A provision for credit losses of $2 million was recorded during the nine months ended September 30, 2010 related to restricted commercial mortgage loans, which reflected our ending allowance for credit losses balance and was required upon consolidation of securitization entities as of January 1, 2010.

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

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	September 30, 2011
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$152	$11	$2	$—	$3	$168
Industrial	92	5	—	5	2	104
Office	67	12	5	6	2	92
Apartments	35	3	—	23	—	61
Mixed use/other	7	—	—	—	—	7

Total recorded investments	$353	$31	$7	$34	$7	$432

% of total	82%	7%	1%	8%	2%	100%

Weighted-average debt service coverage ratio	1.80	1.17	2.16	0.88	0.48	1.67

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
(Amounts in millions)	0% – 50%	51% – 60%	61% – 75%	76% – 100%	Greater than 100%	Total
Property type:
Retail	$141	$34	$1	$3	$3	$182
Industrial	108	8	4	2	2	124
Office	90	19	5	3	—	117
Apartments	35	9	—	20	—	64
Mixed use/other	17	5	—	—	—	22

Total recorded investments	$391	$75	$10	$28	$5	$509

% of total	77%	15%	2%	5%	1%	100%

Weighted-average debt service coverage ratio	1.82	1.35	1.05	1.18	0.52	1.69

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Less than 1.00	1.00 – 1.50	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$17	$50	$64	$32	$168
Industrial	15	11	24	24	30	104
Office	12	24	4	39	13	92
Apartments	12	15	9	20	5	61
Mixed use/other	—	—	—	2	5	7

Total recorded investments	$44	$67	$87	$149	$85	$432

% of total	10%	15%	20%	35%	20%	100%

Weighted-average loan-to-value	74%	48%	40%	36%	29%	41%

	December 31, 2010
(Amounts in millions)	Less than 1.00	1.00 – 1.50	1.26 – 1.50	1.51 – 2.00	Greater than 2.00	Total
Property type:
Retail	$14	$6	$52	$77	$33	$182
Industrial	11	9	25	50	29	124
Office	14	14	23	45	21	117
Apartments	—	21	10	26	7	64
Mixed use/other	—	—	7	11	4	22

Total recorded investments	$39	$50	$117	$209	$94	$509

% of total	8%	10%	23%	41%	18%	100%

Weighted-average loan-to-value	65%	55%	42%	41%	31%	43%

There were no floating rate restricted commercial mortgage loans as of September 30, 2011 or December 31, 2010.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		September 30, 2011	December 31, 2010		September 30, 2011	December 31, 2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$1,478	$222	Other liabilities	$—	$56
Forward bond purchase commitments	Other invested assets	37	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	41	33
Foreign currency swaps	Other invested assets	—	205	Other liabilities	—	—

Total cash flow hedges		1,515	427		41	89

Fair value hedges:
Interest rate swaps	Other invested assets	56	95	Other liabilities	3	8
Foreign currency swaps	Other invested assets	37	35	Other liabilities	—	—

Total fair value hedges		93	130		3	8

Total derivatives designated as hedges		1,608	557		44	97

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	718	446	Other liabilities	351	74
Equity return swaps	Other invested assets	24	—	Other liabilities	1	3
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	29	19
Interest rate swaptions	Other invested assets	—	—	Other liabilities	—	—
Credit default swaps	Other invested assets	1	11	Other liabilities	77	7
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	180	129
Equity index options	Other invested assets	62	33	Other liabilities	—	3
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	2	—	Other liabilities	1	—
Reinsurance embedded derivatives (1)	Other assets	26	1	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (2)	21	(5)	Policyholder account balances (3)	602	121

Total derivatives not designated as hedges		854	486		1,241	356

Total derivatives		$2,462	$1,043		$1,285	$453

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	September 30, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$3,896	$(4,021)	$12,230
Forward bond purchase commitments	Notional	—	504	—	504
Inflation indexed swaps	Notional	525	19	—	544
Foreign currency swaps	Notional	491	—	(491)	—

Total cash flow hedges		13,371	4,419	(4,512)	13,278

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(698)	1,066
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(698)	1,151

Total derivatives designated as hedges		15,220	4,419	(5,210)	14,429

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	1,310	(1,769)	7,222
Equity return swaps	Notional	208	362	(229)	341
Interest rate swaps related to securitization entities	Notional	129	—	(9)	120
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(200)	1,110
Credit default swaps related to securitization entities	Notional	317	—	—	317
Equity index options	Notional	744	521	(795)	470
Financial futures	Notional	3,937	4,737	(5,078)	3,596
Other foreign currency contracts	Notional	521	185	(549)	157
Reinsurance embedded derivatives	Notional	72	297	(161)	208

Total derivatives not designated as hedges		15,004	7,527	(8,990)	13,541

Total derivatives		$30,224	$11,946	$(14,200)	$27,970

(Number of policies)
Derivatives designated as hedges
GMWB embedded derivatives	Policies	49,566	696	(1,960)	48,302

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We did not have any derivatives with counterparties that can be terminated at the option of the derivative counterparty as of September 30, 2011.

Cash Flow Hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of OCI. We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) pay U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure on liabilities denominated in foreign currencies; (v) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed-rate bond purchases and/or interest income; (vi) forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds; and (vii) other instruments to hedge the cash flows of various forecasted transactions.

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$1,528	$7	Net investment Income	$51	Net investment gains (losses)
Forward bond purchase commitments	37	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	20	(2)	Net investment income	—	Net investment gains (losses)

Total	$1,585	$5		$51

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended September 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$277	$3	Net investment income	$8	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	22	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	(1)	Interest expense	—	Net investment gains (losses)

Total	$301	$4		$8

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$1,568	$18	Net investment income	$51	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	37	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	(8)	(24)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	4	(5)	Interest expense	—	Net investment gains (losses)

Total	$1,601	$(10)		$51

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of cash flow hedges for the nine months ended September 30, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$839	$12	Net investment income	$21	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	23	—	Net investment income	(1)	Net investment gains (losses)
Foreign currency swaps	9	(5)	Interest expense	—	Net investment gains (losses)

Total	$868	$10		$20

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The total of derivatives designated as cash flow hedges of $1,960 million, net of taxes, recorded in stockholders’ equity as of September 30, 2011 is expected to be reclassified to future net income, concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $25 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income during the nine months ended September 30, 2011 in connection with forecasted transactions that were no longer considered probable of occurring.

Fair Value Hedges

Certain derivative instruments are designated as fair value hedges. The changes in fair value of these instruments are recorded in net income. In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in net income. We designate and account for the following as fair value hedges when they have met the effectiveness requirements: (i) interest rate swaps to convert fixed rate investments to floating rate investments; (ii) interest rate swaps to convert fixed rate liabilities into floating rate liabilities; (iii) cross currency swaps to convert non-U.S. dollar fixed rate liabilities to floating rate U.S. dollar liabilities; and (iv) other instruments to hedge various fair value exposures of investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of fair value hedges and related hedged items for the three months ended September 30, 2011:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(2)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(10)	Net investment gains (losses)	16	Interest credited	10	Net investment gains (losses)
Foreign currency swaps	(9)	Net investment gains (losses)	1	Interest credited	10	Net investment gains (losses)

Total	$(18)		$15		$19

The following table provides information about the pre-tax income effects of fair value hedges and related hedged items for the three months ended September 30, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging assets	$—	Net investment gains (losses)	$(4)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(4)	Net investment gains (losses)	25	Interest credited	4	Net investment gains (losses)
Foreign currency swaps	11	Net investment gains (losses)	—	Interest credited	(10)	Net investment gains (losses)

Total	$7		$21		$(7)

The following table provides information about the pre-tax income effects of fair value hedges and related hedged items for the nine months ended September 30, 2011:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging assets	$3	Net investment gains (losses)	$(7)	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(39)	Net investment gains (losses)	53	Interest credited	39	Net investment gains (losses)
Foreign currency swaps	2	Net investment gains (losses)	2	Interest credited	(2)	Net investment gains (losses)

Total	$(34)		$48		$34

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income effects of fair value hedges and related hedged items for the nine months ended September 30, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging assets	$2	Net investment gains (losses)	$(10)	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(11)	Net investment gains (losses)	75	Interest credited	11	Net investment gains (losses)
Foreign currency swaps	7	Net investment gains (losses)	2	Interest credited	(6)	Net investment gains (losses)

Total	$(2)		$67		$2

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

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency forward contracts to mitigate currency risk associated with future dividends from certain foreign subsidiaries to our holding company; and (vii) equity index options and credit default swaps to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2011	2010
Interest rate swaps	$9	$36	Net investment gains (losses)
Equity return swaps	22	(6)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(12)	(12)	Net investment gains (losses)
Interest rate swaptions	—	4	Net investment gains (losses)
Credit default swaps	(70)	22	Net investment gains (losses)
Credit default swaps related to securitization entities	(53)	30	Net investment gains (losses)
Equity index options	60	(55)	Net investment gains (losses)
Financial futures	267	(43)	Net investment gains (losses)
Other foreign currency contracts	13	(8)	Net investment gains (losses)
Reinsurance embedded derivatives	27	2	Net investment gains (losses)
GMWB embedded derivatives	(456)	133	Net investment gains (losses)

Total derivatives not designated as hedges	$(193)	$103

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Nine months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2011	2010
Interest rate swaps	$13	$93	Net investment gains (losses)
Equity return swaps	12	(6)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(15)	(24)	Net investment gains (losses)
Interest rate swaptions	—	61	Net investment gains (losses)
Credit default swaps	(67)	(5)	Net investment gains (losses)
Credit default swaps related to securitization entities	(48)	(11)	Net investment gains (losses)
Equity index options	32	(32)	Net investment gains (losses)
Financial futures	262	29	Net investment gains (losses)
Other foreign currency contracts	—	(9)	Net investment gains (losses)
Reinsurance embedded derivatives	26	4	Net investment gains (losses)
GMWB embedded derivatives	(430)	(109)	Net investment gains (losses)

Total derivatives not designated as hedges	$(215)	$(9)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Counterparty Credit Risk

As of September 30, 2011 and December 31, 2010, net fair value assets by counterparty totaled $1,962 million and $888 million, respectively. As of September 30, 2011 and December 31, 2010, net fair value liabilities by counterparty totaled $230 million and $172 million, respectively. As of September 30, 2011 and December 31, 2010, we retained collateral of $1,733 million and $794 million, respectively, related to these agreements, including over collateralization of $9 million and $29 million, respectively, from certain counterparties. As of September 30, 2011, we did not post any collateral to derivative counterparties. As of December 31, 2010, we posted $30 million of collateral to derivative counterparties, including over collateralization of $11 million. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of September 30, 2011 and December 31, 2010, we could have been allowed to claim up to $238 million and $123 million, respectively, from counterparties and required to disburse up to $21 million and $5 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2011			December 31, 2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$5	$—	$—
AA
Matures after one year through five years	6	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures after one year through five years	37	1	—	37	1	—
Matures after five years through ten years	10	—	1	5	—	—
BBB
Matures after one year through five years	68	—	—	68	2	—
Matures after five years through ten years	24	—	1	29	—	—

Total credit default swaps on single name reference entities	$155	$1	$2	$155	$3	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2011			December 31, 2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$300	$—	$35	$300	$—	$3
10% – 15% matures after one year through five years (2)	250	—	4	250	4	—
12% – 22% matures after five years through ten years (3)	248	—	32	248	—	4
15% – 30% matures after five years through ten years (4)	127	—	4	127	2	—

Total credit default swap index tranches	925	—	75	925	6	7

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	17	—	9	17	—	8
Portion backing our interest maturing 2017 (6)	300	—	171	300	—	121

Total customized credit default swap index tranches related to securitization entities	317	—	180	317	—	129

Total credit default swaps on index tranches	$1,242	$—	$255	$1,242	$6	$136

(1)	The current attachment/detachment as of September 30, 2011 and December 31, 2010 was 9% – 12%.
(2)	The current attachment/detachment as of September 30, 2011 and December 31, 2010 was 10% – 15%.
(3)	The current attachment/detachment as of September 30, 2011 and December 31, 2010 was 12% – 22%.
(4)	The current attachment/detachment as of September 30, 2011 and December 31, 2010 was 14.8% – 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2011				December 31, 2010
(Amounts in millions)	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$6,271	$6,669		$(1)	$6,718	$6,896
Restricted commercial mortgage loans		(1)	430	483		(1)	507	554
Other invested assets		(1)	302	313		(1)	267	272
Liabilities:
Long-term borrowings (2)		(1)	4,708	4,181		(1)	4,952	4,928
Non-recourse funding obligations (2)		(1)	3,280	2,198		(1)	3,437	2,170
Borrowings related to securitization entities		(1)	366	394		(1)	443	467
Investment contracts		(1)	19,095	19,869		(1)	19,772	20,471
Other firm commitments:
Commitments to fund limited partnerships	65		—	—	110		—	—
Ordinary course of business lending commitments	51		—	—	28		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$4,812	$—	$4,812	$—
Internal models	13	—	12	1

Total U.S. government, agencies and government-sponsored enterprises	4,825	—	4,824	1

Tax-exempt:
Pricing services	693	—	693	—

Total tax-exempt	693	—	693	—

Government—non-U.S.:
Pricing services	2,155	—	2,155	—
Internal models	10	—	9	1

Total government—non-U.S.	2,165	—	2,164	1

U.S. corporate:
Pricing services	22,102	—	22,102	—
Broker quotes	269	—	—	269
Internal models	2,997	—	1,916	1,081

Total U.S. corporate	25,368	—	24,018	1,350

Corporate—non-U.S.:
Pricing services	11,790	—	11,790	—
Broker quotes	84	—	—	84
Internal models	1,831	—	1,545	286

Total corporate—non-U.S.	13,705	—	13,335	370

Residential mortgage-backed:
Pricing services	5,273	—	5,273	—
Broker quotes	53	—	—	53
Internal models	54	—	—	54

Total residential mortgage-backed	5,380	—	5,273	107

Commercial mortgage-backed:
Pricing services	3,502	—	3,502	—
Broker quotes	16	—	—	16
Internal models	25	—	—	25

Total commercial mortgage-backed	3,543	—	3,502	41

Other asset-backed:
Pricing services	1,872	—	1,872	—
Broker quotes	255	—	—	255
Internal models	10	—	10	—

Total other asset-backed	2,137	—	1,882	255

Total fixed maturity securities	$57,816	$—	$55,691	$2,125

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources considered when determining fair value of equity securities as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$254	$248	$6	$—
Broker quotes	6	—	—	6
Internal models	94	—	—	94

Total equity securities	$354	$248	$6	$100

	December 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$245	$240	$5	$—
Broker quotes	6	—	—	6
Internal models	81	—	—	81

Total equity securities	$332	$240	$5	$87

The following tables summarize the primary sources considered when determining fair value of trading securities as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$365	$—	$365	$—
Broker quotes	274	—	—	274

Total trading securities	$639	$—	$365	$274

	December 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$348	$—	$348	$—
Broker quotes	230	—	—	230
Internal models	99	—	—	99

Total trading securities	$677	$—	$348	$329

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Forward bond purchase commitments. The valuation of forward bond purchase commitments is determined using an income approach. The primary input into the valuation represents the current bond prices and interest rates, which are generally considered an observable input, and results in the derivative being classified as Level 2.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Prior to the third quarter of 2010, the discount rate was based on the swap curve, which incorporated the non-performance risk of our GMWB liabilities. Beginning in 2009, the swap curve dropped below the U.S. Treasury curve at certain points on the longer end of the curve, and in 2010, the points below the U.S. Treasury curve expanded to several points beyond 10 years. For these points on the curve, we utilized the U.S. Treasury curve as our discount rate through the second quarter of 2010. Beginning in the third quarter of 2010, we revised our discount rate to reflect market credit spreads that represent an adjustment for the non-performance risk of the GMWB liabilities. The credit spreads included in our discount rate range from 60 to 85 basis points over the most relevant points on the U.S. Treasury curve. As of September 30, 2011 and December 31, 2010, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $118 million and $44 million, respectively.

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

Contingent purchase price

We have certain contingent purchase price payments related to acquisitions made after 2009 that are required to be recorded at fair value each period. Fair value is determined using an income approach whereby we project the expected earnings of the business and compare our projections of the relevant earnings metric to the thresholds established in the purchase agreement to determine our expected payments. We then discount these expected payments to calculate the fair value as of the valuation date. The inputs used to determine the discount rate and expected payments are primarily based on significant unobservable inputs and result in the fair value of the contingent purchase price being classified as Level 3.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$4,825	$—	$4,824	$1
Tax-exempt	693	—	693	—
Government—non-U.S.	2,165	—	2,164	1
U.S. corporate	25,368	—	24,018	1,350
Corporate—non-U.S.	13,705	—	13,335	370
Residential mortgage-backed	5,380	—	5,273	107
Commercial mortgage-backed	3,543	—	3,502	41
Other asset-backed	2,137	—	1,882	255

Total fixed maturity securities	57,816	—	55,691	2,125

Equity securities	354	248	6	100

Other invested assets:
Trading securities	639	—	365	274
Derivative assets:
Interest rate swaps	2,252	—	2,246	6
Foreign currency swaps	37	—	37	—
Credit default swaps	1	—	1	—
Equity index options	62	—	—	62
Equity return swaps	24	—	24	—
Forward bond purchase commitments	37	—	37	—
Other foreign currency commitments	2	—	2	—

Total derivative assets	2,415	—	2,347	68

Securities lending collateral	204	—	204	—
Derivatives counterparty collateral	563	—	563	—

Total other invested assets	3,821	—	3,479	342

Restricted other invested assets related to securitization entities	376	—	202	174
Other assets (1)	26	—	26	—
Reinsurance recoverable (2)	21	—	—	21
Separate account assets	9,794	9,794	—	—

Total assets	$72,208	$10,042	$59,404	$2,762

Liabilities
Policyholder account balances (3)	$602	$—	$—	$602
Other liabilities:
Contingent purchase price	44	—	—	44
Derivative liabilities:
Interest rate swaps	354	—	354	—
Interest rate swaps related to securitization entities	29	—	29	—
Inflation indexed swaps	41	—	41	—
Credit default swaps	77	—	2	75
Credit default swaps related to securitization entities	180	—	—	180
Equity return swaps	1	—	1	—
Other foreign currency contracts	1	—	1	—

Total derivative liabilities	683	—	428	255

Total other liabilities	727	—	428	299
Borrowings related to securitization entities	48	—	—	48

Total liabilities	$1,377	$—	$428	$949

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government sponsored enterprises	$3,705	$—	$3,694	$11
Tax-exempt	1,030	—	1,030	—
Government—non-U.S.	2,369	—	2,368	1
U.S. corporate	23,967	—	22,867	1,100
Corporate—non-U.S.	13,498	—	13,130	368
Residential mortgage-backed	4,455	—	4,312	143
Commercial mortgage-backed	3,743	—	3,693	50
Other asset-backed	2,416	—	2,148	268

Total fixed maturity securities	55,183	—	53,242	1,941

Equity securities	332	240	5	87

Other invested assets:
Trading securities	677	—	348	329
Derivative assets:
Interest rate swaps	763	—	758	5
Foreign currency swaps	240	—	240	—
Credit default swaps	11	—	5	6
Equity index options	33	—	—	33

Total derivative assets	1,047	—	1,003	44

Securities lending collateral	772	—	772	—
Derivatives counterparty collateral	630	—	630	—

Total other invested assets	3,126	—	2,753	373

Restricted other invested assets related to securitization entities	370	—	199	171
Other assets (1)	1	—	1	—
Reinsurance recoverable (2)	(5)	—	—	(5)
Separate account assets	11,666	11,666	—	—

Total assets	$70,673	$11,906	$56,200	$2,567

Liabilities
Policyholder account balances (3)	$121	$—	$—	$121
Derivative liabilities:
Interest rate swaps	138	—	138	—
Interest rate swaps related to securitization entities	19	—	19	—
Inflation indexed swaps	33	—	33	—
Credit default swaps	7	—	—	7
Credit default swaps related to securitization entities	129	—	—	129
Equity index options	3	—	—	3
Equity return swaps	3	—	3	—

Total derivative liabilities	332	—	193	139
Borrowings related to securitization entities	51	—	—	51

Total liabilities	$504	$—	$193	$311

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. Our assessment of whether or not there were significant unobservable inputs related to fixed maturity securities was based on our observations obtained through the course of managing our investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from third-party pricing sources to determine whether our estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$—	$(12)	$1	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	949	(21)	39	41	—	—	(7)	382	(33)	1,350	(21)
Corporate—non-U.S. (1)	371	(15)	30	—	—	—	(1)	20	(35)	370	(16)
Residential mortgage- backed	124	1	(7)	—	—	—	(12)	3	(2)	107	1
Commercial mortgage- backed	43	—	(1)	—	—	—	(2)	1	—	41	—
Other asset-backed	265	—	(4)	—	—	—	(6)	—	—	255	—

Total fixed maturity securities	1,766	(35)	57	41	—	—	(28)	406	(82)	2,125	(36)

Equity securities	106	—	(1)	—	(5)	—	—	—	—	100	—

Other invested assets:
Trading securities	291	(12)	—	—	—	—	(5)	—	—	274	(12)
Derivative assets:
Interest rate swaps	4	3	—	—	—	—	(1)	—	—	6	3
Credit default swaps	4	(4)	—	—	—	—	—	—	—	—	(4)
Equity index options	40	58	—	—	—	—	(36)	—	—	62	37

Total derivative assets	48	57	—	—	—	—	(37)	—	—	68	36

Total other invested assets	339	45	—	—	—	—	(42)	—	—	342	24

Restricted other invested assets related to securitization entities	175	(1)	—	—	—	—	—	—	—	174	(1)
Reinsurance recoverable (2)	(5)	26	—	—	—	—	—	—	—	21	26

Total Level 3 assets	$2,381	$35	$56	$41	$(5)	$—	$(70)	$406	$(82)	$2,762	$13

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer into Level 3 (1)	Transfer out of Level 3	Ending balance as of September 30, 2010	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$5	$—	$14	$—
Government—non-U.S.	18	—	1	—	—	—	19	—
U.S. corporate	1,520	4	23	2	83	(303)	1,329	4
Corporate—non-U.S.	720	(8)	—	(8)	119	(220)	603	(8)
Residential mortgage-backed	62	—	1	9	65	(5)	132	—
Commercial mortgage-backed	59	(6)	8	(15)	1	—	47	—
Other asset-backed	361	—	5	15	—	(215)	166	—

Total fixed maturity securities	2,749	(10)	38	3	273	(743)	2,310	(4)

Equity securities	9	11	—	(11)	8	—	17	—

Other invested assets:
Trading securities	136	7	—	9	213	—	365	7
Derivative assets:
Interest rate swaps	9	—	—	—	—	—	9	—
Interest rate swaptions	4	4	—	—	—	—	8	4
Credit default swaps	—	1	—	—	—	—	1	1
Equity index options	97	(54)	—	18	—	—	61	(54)
Other foreign currency contracts	1	—	—	(1)	—	—	—	—

Total derivative assets	111	(49)	—	17	—	—	79	(49)

Total other invested assets	247	(42)	—	26	213	—	444	(42)

Restricted other invested assets related to securitization entities	174	4	—	—	—	—	178	3
Reinsurance recoverable (2)	9	(7)	—	2	—	—	4	(7)

Total Level 3 assets	$3,188	$(44)	$38	$20	$494	$(743)	$2,953	$(50)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$12	$(22)	$1	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	1,100	(13)	45	71	(5)	—	(70)	634	(412)	1,350	(13)
Corporate—non-U.S. (1)	368	(26)	27	40	(35)	—	(8)	225	(221)	370	(26)
Residential mortgage- backed	143	—	(15)	3	—	—	(24)	3	(3)	107	—
Commercial mortgage- backed	50	—	1	—	—	—	(11)	1	—	41	—
Other asset-backed	268	(1)	5	8	(8)	—	(32)	15	—	255	(1)

Total fixed maturity securities	1,941	(40)	63	122	(48)	—	(145)	890	(658)	2,125	(40)

Equity securities	87	1	—	24	(10)	—	(2)	—	—	100	—

Other invested assets:
Trading securities	329	4	—	5	(41)	—	(23)	—	—	274	4
Derivative assets:
Interest rate swaps	5	2	—	—	—	—	(1)	—	—	6	2
Credit default swaps	6	(6)	—	—	—	—	—	—	—	—	(6)
Equity index options	33	31	—	39	—	—	(41)	—	—	62	10

Total derivative assets	44	27	—	39	—	—	(42)	—	—	68	6

Total other invested assets	373	31	—	44	(41)	—	(65)	—	—	342	10

Restricted other invested assets related to securitization entities	171	3	—	—	—	—	—	—	—	174	3
Reinsurance recoverable (2)	(5)	24	—	—	—	2	—	—	—	21	24

Total Level 3 assets	$2,567	$19	$63	$190	$(99)	$2	$(212)	$890	$(658)	$2,762	$(3)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer into Level 3	Transfer out of Level 3 (1)	Ending balance as of September 30, 2010	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities
U.S. government, agencies and government-sponsored enterprises	$16	$—	$—	$(2)	$14	$(14)	$14	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	7	—	2	—	16	(6)	19	—
U.S. corporate	1,073	15	57	33	761	(610)	1,329	12
Corporate—non-U.S.	504	(7)	8	3	472	(377)	603	(7)
Residential mortgage-backed	1,481	—	4	89	66	(1,508)	132	—
Commercial mortgage-backed	3,558	(5)	22	(78)	12	(3,462)	47	—
Other asset-backed	1,419	(24)	28	(3)	10	(1,264)	166	(24)

Total fixed maturity securities	8,060	(21)	121	42	1,351	(7,243)	2,310	(19)

Equity securities	9	11	—	(3)	60	(60)	17	—

Other invested assets:
Trading securities	145	8	—	(1)	213	—	365	8
Derivative assets:
Interest rate swaps	3	6	—	—	—	—	9	6
Interest rate swaptions	54	19	—	(65)	—	—	8	19
Credit default swaps	6	(5)	—	—	—	—	1	(5)
Equity index options	39	(32)	—	54	—	—	61	(32)
Other foreign currency options	8	(7)	—	(1)	—	—	—	(7)

Total derivative assets	110	(19)	—	(12)	—	—	79	(19)

Total other invested assets	255	(11)	—	(13)	213	—	444	(11)

Restricted other invested assets related to securitization entities	—	4	—	—	174	—	178	1
Reinsurance recoverable (2)	(5)	7	—	2	—	—	4	7

Total Level 3 assets	$8,319	$(10)	$121	$28	$1,798	$(7,303)	$2,953	$(22)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances (1)	$113	$480	$—	$—	$—	$9	$—	$—	$—	$602	$480
Other liabilities:
Contingent purchase price	—	22	—	—	—	22	—	—	—	44	22
Derivative liabilities:
Credit default swaps	9	66	—	—	—	—	—	—	—	75	66
Credit default swaps related to securitization entities	126	54	—	—	—	—	—	—	—	180	54

Total derivative liabilities	135	120	—	—	—	—	—	—	—	255	120

Total other liabilities	135	142	—	—	—	22	—	—	—	299	142
Borrowings related to securitization entities	58	(10)	—	—	—	—	—	—	—	48	(10)

Total Level 3 liabilities	$306	$612	$—	$—	$—	$31	$—	$—	$—	$949	$612

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of July 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2010	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances (1)	$447	$(140)	$—	$9	$—	$—	$316	$(138)
Derivative liabilities:
Credit default swaps	26	(17)	—	—	—	—	9	(17)
Credit default swaps related to securitization entities	159	(30)	—	1	—	—	130	(30)

Total derivative liabilities	185	(47)	—	1	—	—	139	(47)
Borrowings related to securitization entities	51	(8)	—	—	1	—	44	(8)

Total Level 3 liabilities	$683	$(195)	$—	$10	$1	$—	$499	$(193)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances (1)	$121	$452	$—	$—	$—	$29	$—	$—	$—	$602	$452
Other liabilities:
Contingent purchase price	—	23	—	—	—	21	—	—	—	44	23
Derivative liabilities:
Credit default swaps	7	66	—	3	—	—	(1)	—	—	75	66
Credit default swaps related to securitization entities	129	51	—	—	—	—	—	—	—	180	51
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	117	—	3	—	—	(4)	—	—	255	117

Total other liabilities	139	140	—	3	—	21	(4)	—	—	299	140
Borrowings related to securitization entities	51	(3)	—	—	—	—	—	—	—	48	(3)

Total Level 3 liabilities	$311	$589	$—	$3	$—	$50	$(4)	$—	$—	$949	$589

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases, sales, issuances and settlements, net	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2010	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances (1)	$175	$115	$—	$26	$—	$—	$316	$117
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(42)	—	(25)	—	—	—	(42)
Credit default swaps	—	9	—	—	—	—	9	9
Credit default swaps related to securitization entities	—	11	—	(2)	121	—	130	11
Equity index options	2	(1)	—	(1)	—	—	—	(1)

Total derivative liabilities	71	(25)	—	(28)	121	—	139	(25)
Borrowings related to securitization entities	—	(16)	—	—	60	—	44	(16)

Total Level 3 liabilities	$246	$74	$—	$(2)	$181	$—	$499	$76

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(b) Commitments

As of September 30, 2011, we were committed to fund $65 million in limited partnership investments and $51 million in U.S. commercial mortgage loan investments.

(8) Borrowings and Other Financings

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month LIBOR plus a margin and we have access to $1.9 billion under these facilities. As of September 30, 2011, we had no borrowings under these facilities; however, we utilized $259 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2010, we had no borrowings under these facilities; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries.

Long-Term Notes

In June 2011, our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$140 million of subordinated floating rate notes due 2021 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction for general corporate purposes.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Mandatorily Redeemable Preferred Stock

On June 1, 2011, we redeemed all the remaining outstanding shares of our Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

Non-Recourse Funding Obligations

As of September 30, 2011, we had $3.3 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. In the third quarter of 2011, we repurchased principal of $94 million of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $25 million. In the second quarter of 2011, we repurchased principal of $57 million of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $17 million. As of September 30, 2011 and December 31, 2010, the weighted-average interest rates on our non-recourse funding obligations were 1.36% and 1.44%, respectively.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(7.3)	2.5	—	(0.2)
Benefit on tax favored investments	(33.0)	(6.6)	(14.9)	(6.9)
Effect of foreign operations	(26.7)	(21.1)	(13.5)	(21.2)
Non-deductible expenses	0.9	1.3	0.5	0.9
Interest on uncertain tax positions	(1.4)	(0.4)	(0.3)	(1.5)
Tax benefits related to separation from our former parent	—	—	—	(32.2)
Other, net	(8.8)	2.2	(2.8)	1.9

Effective rate	(41.3)%	12.9%	4.0%	(24.2)%

For the three months ended September 30, 2011, the effective tax rate decreased from the prior year primarily due to tax favored investments and taxes on foreign operations in relation to smaller pre-tax results, partially offset by changes in uncertain tax positions in the current year.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2011, the effective tax rate increased from the prior year primarily due to changes in uncertain tax benefits related to our 2004 separation from our former parent, General Electric (“GE”). At the time of the separation, we made certain joint tax elections and realized certain tax benefits. During the first quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million of previously uncertain tax benefits related to separation became certain and we recognized those in the first quarter of 2010. Additionally, we recorded $20 million as additional paid-in capital related to our 2004 separation.

Subsequent to September 30, 2011, we completed an assessment of several strategic alternatives. In connection with the completion of this assessment, we announced on November 3, 2011 our plan to pursue a sale of a minority position of our Australian mortgage insurance business through an initial public offering in Australia during 2012, subject to market conditions and regulatory approval. We anticipate selling up to 40% of our share position, while maintaining control and, as a result of our decision, will accrue in the fourth quarter of 2011 up to $80 million of additional deferred tax liabilities related to unremitted earnings no longer considered permanently reinvested. This transaction is part of a broader strategy to rebalance the business portfolio, support future growth opportunities for the Australian business and redeploy capital.

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. While some of these items may be significant components of net income available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. However, net operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Revenues:
Retirement and Protection	$1,747	$1,810	$5,269	$5,046
International	653	594	1,943	1,867
U.S. Mortgage Insurance	171	195	518	557
Corporate and Other	(50)	68	14	28

Total revenues	$2,521	$2,667	$7,744	$7,498

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Retirement and Protection’s net operating income	$120	$111	$396	$347
International’s net operating income	98	121	329	317
U.S. Mortgage Insurance’s net operating loss	(79)	(152)	(413)	(228)
Corporate and Other’s net operating loss	(35)	(51)	(184)	(175)

Net operating income available to Genworth Financial, Inc.’s common stockholders	104	29	128	261
Net investment gains (losses), net of taxes and other adjustments	(75)	54	(113)	(64)
Net tax benefit related to separation from our former parent	—	—	—	106

Net income available to Genworth Financial, Inc.’s common stockholders	29	83	15	303
Add: net income attributable to noncontrolling assets	36	39	106	108

Net income	$65	$122	$121	$411

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2011	December 31, 2010
Assets:
Retirement and Protection	$90,196	$86,352
International	12,093	12,422
U.S. Mortgage Insurance	3,160	3,875
Corporate and Other	8,437	9,746

Total assets	$113,886	$112,395

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2011 (1)	2010 (2)
Beginning balance	$6,933	$6,567
Less reinsurance recoverables	(1,654)	(1,769)

Net beginning balance	5,279	4,798

Incurred related to insured events of:
Current year	2,610	2,443
Prior years	622	359

Total incurred	3,232	2,802

Paid related to insured events of:
Current year	(871)	(801)
Prior years	(1,921)	(2,090)

Total paid	(2,792)	(2,891)

Interest on liability for policy and contract claims	102	90
Foreign currency translation	(24)	(3)

Net ending balance	5,797	4,796
Add reinsurance recoverables	1,582	1,652

Ending balance	$7,379	$6,448

(1)

Current year reserves related to our U.S. Mortgage Insurance segment for the nine months ended September 30, 2011 were reduced by loss mitigation activities of $51 million, including $49 million related to workouts, loan modifications, claims administration and pre-sales, and $2 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $369 million to date, including $335 million related to workouts, loan modifications, claims administration and pre-sales, and $34 million related to rescissions, net of reinstatements of $69 million.

(2)

Current year reserves related to our U.S. Mortgage Insurance segment for the nine months ended September 30, 2010 were reduced by loss mitigation activities of $150 million, including $146 million related to workouts, loan modifications, claims administration and pre-sales, and $4 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $458 million to date, including $310 million related to workouts, loan modifications, claims administration and pre-sales, and $148 million related to rescissions, net of reinstatements of $152 million.

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

While the liability for policy and contract claims represents our current best estimates, there may be additional adjustments to these amounts based on information and trends not presently known. Such adjustments,

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reflecting any variety of new and adverse or favorable trends, could possibly be significant, exceeding the currently recorded reserves by an amount that could be material to our results of operations, financial condition and liquidity. For example, in our U.S. mortgage insurance business, the amount and rate at which home prices, employment levels and cure rates for delinquent loans change could result in additional changes to reserves in future periods.

As of September 30, 2011, the increase in the ending liability for policy and contract claims was largely related to our long-term care insurance business due to growth of the in-force block and claims experience including the severity and duration of existing claims, particularly in older issued policies. In addition, our U.S. Mortgage Insurance segment increased the ending liability due primarily to a reserve strengthening in the second quarter of 2011.

During the nine months ended September 30, 2011, we strengthened prior year reserves by $622 million, as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods.

During the nine months ended September 30, 2011, we increased prior year reserves in our U.S. Mortgage Insurance segment by $371 million from $2,282 million as of December 31, 2010. During the second quarter of 2011, we strengthened reserves by $299 million as a result of worsening trends in recent experience in the quarter as well as market trends in an environment of continuing weakness in the U.S. residential real estate market. These trends reflected a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging trends in the delinquent loan inventory. These trends were associated with a range of factors, including slow-moving pipelines of mortgages in some stage of foreclosure and delinquent loans under consideration for loan modifications. Specifically, reduced cure rates were driven by lower borrower self-cures and lower levels of lender loan modifications outside of government-sponsored modification programs. The decline in cure rates was also concentrated in earlier term delinquencies at a level higher than expected or historically experienced. In our U.S. Mortgage Insurance segment, loss mitigation actions that occurred during the nine months ended September 30, 2011 resulted in a reduction of expected losses of $420 million.

During the nine months ended September 30, 2011, we increased prior year claim reserves related to our long-term care insurance business by $262 million from $3,678 million as of December 31, 2010. We have experienced an increase in severity and duration of claims associated with observed loss development which contributed to the reserve increase, particularly in older issued policies.

For our other businesses, the remaining favorable development during the nine months ended September 30, 2011 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

As of September 30, 2010, the decrease in the ending liability for policy and contract claims was largely related to our U.S. Mortgage Insurance segment due principally to a substantial decrease in flow delinquencies, coupled with a settlement that was reached with a GSE counterparty regarding certain bulk Alt-A business in the first quarter of 2010. In our U.S. Mortgage Insurance segment, loss mitigation actions that occurred during the nine months ended September 30, 2010 resulted in a reduction of expected losses of $608 million. Our international mortgage insurance business also decreased from favorable global economic and housing market conditions. These decreases were partially offset by an increase related to our long-term care insurance business as a result of growth of the in-force block and claims experience, including the severity and duration of existing claims.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2010, we strengthened prior year reserves by $359 million primarily related to our U.S. Mortgage Insurance segment and our long-term care insurance business.

During the nine months ended September 30, 2010, we increased prior year reserves in our U.S. Mortgage Insurance segment by $175 million from $2,289 million as of December 31, 2009. As part of our reserving methodology, we estimate the number of loans in our delinquent loan inventory that we expect to be rescinded or modified over time as part of our loss mitigation activities, as well as the number of loans for which coverage may be reinstated under certain conditions following a rescission or modification action. The strengthening of reserves in 2010 related primarily to a more significant decline in expected benefits from our loss mitigation activities than we had estimated at the end of 2009. A weakened U.S. housing market, driven by high levels of unemployment and underemployment and declining housing prices, coupled with broader adverse economic conditions drove fewer self cures within our delinquent loan inventory. In addition, underperforming loan servicers and newly instituted government programs also led to fewer loan modifications than we had expected. Accordingly, these combined factors contributed to higher foreclosure levels than expected that resulted in the continued aging of the delinquent loan inventory and thus reduced our anticipated benefits related to loan modifications.

During the nine months ended September 30, 2010, we increased prior year reserves in our long-term care insurance business by $174 million from $3,188 million as of December 31, 2009. We experienced an increase in severity and duration of claims associated with observed loss development.

For our other businesses, the remaining unfavorable development during the nine months ended September 30, 2010 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

(12) Sale of Medicare Supplement Insurance Business

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business for $276 million. We will recognize a realized gain on the sale of $21 million in the fourth quarter of 2011. Our Medicare supplement insurance business is included in our long-term care insurance business in our Retirement and Protection segment. The transaction included the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries.

(13) Noncontrolling Interests

In June 2011, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary, participated in the issuer bid by making a proportionate tender and received CAD$90 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada in June 2011.

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of common shares of Genworth Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies.

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

•

Risks relating to our U.S. Mortgage Insurance segment, including increases in mortgage insurance default rates, failure to meet, or have waived to the extent necessary, the minimum statutory capital requirements and hazardous financial condition standards, uncertain results of continued investigations of insured U.S. mortgage loans, possible rescissions of coverage and the results of objections to our rescissions, the extent to which loan modifications and other similar programs may provide benefits to us, unexpected changes in unemployment and underemployment rates, further deterioration in economic conditions or a further decline in home prices, problems associated with foreclosure process defects that may defer claim payments, changes to the role or structure of Federal National Mortgage

Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), competition with government-owned and government-sponsored enterprises offering mortgage insurance, changes in regulations that affect the U.S. mortgage insurance business, the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors, decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations, increases in the use of alternatives to private mortgage insurance and reductions by lenders in the level of coverage they select, the impact of the use of reinsurance with reinsurance companies affiliated with mortgage lending customers, legal actions under the Real Estate Settlement Procedures Act of 1974 (“RESPA”) and potential liabilities in connection with our U.S. contract underwriting services;

•

Other risks, including the risk that adverse market or other conditions might delay or impede the planned initial public offering (“IPO”) of our mortgage insurance business in Australia, the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

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

•

Retirement and Protection. We offer and/or manage a variety of protection, wealth management and retirement income products. Our primary insurance products include life and long-term care insurance. Additionally, we offer other Medicare supplement insurance products, as well as care coordination services for our long-term care policyholders. Our wealth management and retirement income products include: a variety of managed account programs and advisor services, financial planning services and fixed deferred and immediate individual annuities. We previously offered variable deferred annuities and group variable annuities offered through retirement plans. For the three months ended September 30, 2011, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $77 million and $120 million, respectively. For the nine months ended September 30, 2011, our Retirement and Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $312 million and $396 million, respectively.

•

International. We offer mortgage and lifestyle protection insurance products and related services in multiple markets. We are a leading provider of mortgage insurance products in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. We are a leading provider of protection coverages primarily associated with certain financial obligations (referred to as lifestyle protection) in multiple European countries. These lifestyle protection insurance products help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended September 30, 2011, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $117 million and $98 million, respectively. For the nine months ended September 30, 2011, our International segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $354 million and $329 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a structured, or bulk, basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage capital and risk. For the three months ended September 30, 2011, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $77 million and $79 million, respectively. For the nine months ended September 30, 2011, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $410 million and $413 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of non-strategic products that are managed outside of our operating segments. Our non-strategic products include our institutional and corporate-owned life insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). For the three months ended September 30, 2011, the net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $88 million and $35 million, respectively, for Corporate and Other activities. For the nine months ended September 30, 2011, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $241 million and $184 million, respectively.

Beginning in the fourth quarter of 2011, we plan to change our operating business segments to better align our businesses. Under the new structure, we will operate through three divisions: Insurance and Wealth Management, Mortgage Insurance and Corporate and Runoff. Under these divisions, there will be six operating business segments. The Insurance and Wealth Management Division will include the following operating business segments: U.S. Life Insurance (which will include our life insurance, long-term care insurance and fixed annuities businesses), Wealth Management and International Protection (which will include our lifestyle protection insurance business). The Mortgage Insurance Division will include the following operating business segments: U.S. Mortgage Insurance and International Mortgage Insurance. The Corporate and Runoff Division will include the Runoff segment and Corporate and Other activities. The Runoff segment will include variable annuities, Medicare Supplement insurance, institutional products and other non-core businesses. Corporate and Other activities will include interest and other debt financing expenses, other corporate income and expenses not allocated to the segments. These changes will allow us to sharpen our focus on common aspects within each group of businesses while taking advantage of current financial synergies. We intend to reflect this new segment reporting in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product specific trends and conditions. The following discussion of business trends and conditions should be read together with the trends discussed in our 2010 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Equity markets, credit markets and interest rate spreads improved during 2010 and into the first half of 2011 but experienced higher volatility and widening spreads in the third quarter of 2011. Although global financial markets experienced some improvement since 2010, the European debt crisis and concerns regarding the U.S. economy impacted the recovery. The U.S. housing market reflected continuing stress and growing levels of foreclosures with variations in performance by sub-market, including signs of stabilization within certain regions while others declined. Unemployment and underemployment levels in the United States remained relatively constant with the fourth quarter of 2010 and the first half of 2011. We expect unemployment and underemployment levels in the United States to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period. In Canada, the housing market was pressured by a smaller refinance market while home prices remained relatively stable in the market segment we serve and unemployment levels improved modestly from the second quarter of 2011. In Australia, the housing market has remained fairly stable with home prices declining modestly from the second quarter of 2011 while unemployment levels increased slightly from the second quarter of 2011. Consumers in Australia remained cautious given higher interest rates, higher costs of living, general concerns about the global economy and slow recovery in regions impacted by the recent natural disasters. Europe remained a slow growth environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products have been and could be further impacted negatively or positively going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of U.S. healthcare and global financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

The U.S. government, Federal Reserve and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments previously took actions to stimulate economies, stabilize financial systems and improve market liquidity. In general, these actions had a positive effect on these countries and their markets; however, there can be no assurance as to the future level of impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

We manage our product offerings, investment and asset-liability management strategies to moderate risk especially during periods of strained economic and financial market conditions. In addition, we continue to review our product and distribution management strategies to align with our strengths, profitability targets and risk tolerance. These and other company actions should enhance our competitive position as well as our capital flexibility and liquidity.

Volatility in credit and investment markets. During the third quarter of 2011, markets were characterized by significant volatility due to increased uncertainty regarding both the U.S. and European economies and concerns over a potential financial crisis emanating out of Europe. In particular, concerns grew about the spread of economic and financial system risk from peripheral Europe to the larger European countries, along with concerns about the impact on the European banking sector of a possible default on Greek debt, exposure to other troubled sovereign debt and potential related contagion effects on other institutions or markets. As a result, spreads on financial sector securities widened substantially and liquidity in those names dropped notably during the third quarter of 2011. Further, U.S. Treasury purchases of 10-year and 30-year bonds drove U.S. Treasury yields to historically low levels. As corporate spreads widened over this period in response to declining U.S. Treasury yields and ongoing economic uncertainty, U.S. corporate issuance grew sporadic, with declining levels of liquidity overall. With the flight to quality during the quarter, demand for high quality investment grade assets remained stable, but demand for most other sectors weakened, most notably for high yield and commercial mortgage-backed securities.

We recorded net other-than-temporary impairments of $114 million during the nine months ended September 30, 2011, which were relatively consistent with prior year levels; however, we expect losses to moderate further from prior year levels. Even though certain segments of the marketplace are still experiencing declines in the performance of collateral underlying certain structured securities, impairments of structured securities in our investment portfolio declined further in the third quarter of 2011 from the moderate levels recorded in the second half of 2010 and the first half of 2011. However, in the third quarter of 2011, impairments related to corporate securities increased as a result of expected restructuring of two private placement debt securities. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with securities that have not been impaired continues to perform.

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

Life insurance sales increased in the first nine months of 2011 compared to the first nine months of 2010 from strong sales of our term universal and universal life insurance products. Sales of our term universal life insurance product were up 21% in the first nine months of 2011 versus the traditional term and term universal life insurance sales in the prior year and relatively flat to the second quarter of 2011. Sales of our universal life insurance products were up 54% in the first nine months of 2011 versus the prior year and relatively flat to the second quarter of 2011. We believe our life insurance products have been effectively priced for the middle and emerging affluent markets as reflected in recent trends. More recently, we have raised certain product prices, chosen not to follow certain competitors’ price reductions and moved to tighten pricing assumptions given the low interest rate environment. We expect our sales levels will be impacted and could be further impacted by shifts in consumer demand, relative pricing, return on capital or reinsurance decisions and other factors; therefore, we expect to experience reduced sales levels in the fourth quarter of 2011 and into 2012.

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

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. The alternatives available to finance the increased reserve requirements on some of our in-force books of business have over time become limited or more expensive. Despite this, committed funding sources are in place for approximately 95% of our anticipated peak level reserves required under Regulations XXX and AXXX. In addition, the statutory reserve requirements of Regulations XXX and AXXX are currently being reviewed by the Life Actuarial Task Force of the National Association of Insurance Commissioners (“NAIC”). While it is too early to assess how this task force will address specific issues, if any, related to the statutory reserve requirements, any new interpretation of, or future revisions to, reserving requirements could result in changes to regulatory capital requirements, including increases to such requirements.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, morbidity, mortality, persistency, investment yields, expenses and reinsurance as well as the relative competitiveness of our offerings.

In recent years, industry-wide first-year annualized premiums of long-term care insurance declined during the recession and rebounded as the economy stabilized. This positive trend continued during 2011. Sales of our individual long-term care insurance product increased 46% in the first nine months of 2011 versus the prior year due in part to overall sales growth in the market and to competitor actions. These trends combined with the impacts of the progress made on our multiple growth initiatives relating to distribution effectiveness and broadening of our individual and group offerings have resulted in increased sales. Given these developments, we have increased both pricing and utilization of reinsurance in the form of coinsurance to improve profitability and capacity for new business. We expect our sales levels could be further impacted by shifts in consumer demand, relative pricing, pricing of next generation products, return on capital and reinsurance decisions and other factors. Despite these trends, sales in the third quarter of 2011 increased and we expect to see a further increase in the fourth quarter of 2011 of our current individual long-term care insurance product due in part to the recent introduction of our next generation product with higher pricing which catalyzed sales of the prior product. We have experienced, and may continue to experience, higher claims than priced for in older issued policies which negatively impact our results of operations

We continue pursuing multiple initiatives including: new product issuance and service offerings; investing in care coordination capabilities; maintaining tight expense management; actively exploring reinsurance strategies; executing effective investment strategies; and considering other actions to improve business profitability and the performance of the overall block. These efforts include evaluating the need for future in-force rate increases, where warranted. In this regard, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. As of September 30, 2011, we have received approvals in 38 states which represent more than 60% of the targeted premiums. The state approval process of an in-force rate increase and the amount of the rate increase varies, and in certain states can take up to two years to obtain approval. Upon approval, premium increases may only occur on an insured’s billing anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete.

Changes in regulations or government programs, including long-term care insurance rate action legislation and certain aspects of healthcare reform could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business for $276 million. We will recognize a realized gain on the sale of $21 million in the fourth quarter of 2011.

Wealth management. Results of our wealth management business are impacted by the demand for asset management products and related support services, investment performance and equity market conditions.

Our introduction of new investment strategies, the expansion of products and services we offer to our advisors and an increase in the number of advisors that do business with us have collectively contributed to our growth in assets under management from sales and positive net flows for ten sequential quarters. Depending upon the direction of equity and fixed income markets in the future, we could see a correlated impact on sales, net flows and assets under management. On December 31, 2010, we purchased the operating assets of Altegris Capital, LLC (“Altegris”). This acquisition provided a platform of alternative investments including hedge funds and managed futures products and had approximately $2.2 billion in client assets as of December 31, 2010.

Retirement income. Results of our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder lapses, new product sales and competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings, relative pricing and company ratings.

In fixed annuities, sales may fluctuate as a result of consumer demand, changes in interest rates, credit spreads, relative pricing, return on capital decisions, and our disciplined approach to managing risk. We have re-priced immediate annuities to maintain or increase spreads and targeted returns. Looking ahead, we will continue to actively evaluate marketing and investment strategies in the event that interest rates increase. We have targeted distributors and producers and maintained sales capabilities that align with our focused strategy. We have expanded distribution relationships with new financial institutions, independent financial planners and brokerage general agencies (“BGAs”) and we expect to continue to utilize these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities.

Refinements of product offerings and related pricing, including use of reduced commission structures and disciplined investment strategies, support our target of achieving appropriate risk adjusted returns. In January 2011, we discontinued sales of our individual and group variable annuities; however, we will continue to service our existing block of business and accept additional deposits on existing contracts. Sales in the third quarter of 2011 reflected the opportunistic use of reduced commission products. Additional changes to interest crediting rates, given the lower interest rate environment, are expected to reduce sales of deposit-type annuities in the fourth quarter of 2011.

In variable annuities, the unfavorable equity markets and low interest rate environment in the third quarter of 2011 negatively impacted our results and regulatory capital requirements. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. As this is a runoff block of business, we will receive limited new deposits as we only accept additional deposits on existing contracts.

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

Canada and Australia comprise approximately 97% of our international mortgage insurance primary risk in-force with an estimated average effective loan-to-value ratio of 60% as of September 30, 2011. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our participation or entry in other or developing international markets will remain selective and disciplined.

In Canada, during the first nine months of 2011, favorable economic conditions persisted with housing affordability benefiting from low interest rates and historically low unemployment levels. Since September 2010, the Bank of Canada has maintained the overnight rate at 1.0% and we expect this rate to be maintained near current levels through the remainder of 2011. During the first nine months of 2011, home prices increased modestly in Canada in the market we serve and we expect home prices to remain near current levels for the remainder of the year. Additionally, the unemployment rate in Canada has declined since the first quarter of 2011 to its lowest level since December 2008.

In Canada, flow new insurance written during the first nine months of 2011 remained slightly below levels in the first nine months of 2010 reflecting a smaller market. As of September 30, 2011, our 2010 and 2011 books of business represent 20% of our insurance in-force while our 2007 and 2008 book years, the two largest in our portfolio, together represent 30% of our insurance in-force. As a result of our large 2007 and 2008 book years and subsequent smaller books seasoning during 2011, earned premiums in Canada are expected to decline moderately relative to 2010 levels. In January 2011, the Canadian government announced new mortgage rules that became effective in March and April of 2011. These changes have reduced the amount of flow new insurance written in 2011 primarily due to a smaller refinance market. The impact on net premiums written will depend upon the refinance share of new mortgage originations and the effect of the elimination of the 35-year amortization option. We expect our level of flow new insurance written in 2012 to be similar to 2011 levels.

During the first nine months of 2011, losses in Canada increased modestly from levels experienced during the first nine months of 2010 despite improving overall economic conditions and stable housing markets. While the total number of delinquencies decreased during the first nine months of 2011, and we continued to realize benefits from our loss mitigation activities, overall losses increased modestly as a result of a higher proportion of delinquencies in certain submarkets in Alberta which have a higher average reserve per delinquency. We expect our overall loss levels in Canada to remain consistent with current levels in the fourth quarter of 2011, although loss levels may vary quarterly based on seasonal or event-driven fluctuations.

In June 2011, the Canadian government passed legislation, that when effective, will formalize existing mortgage insurance arrangements with private mortgage insurers to eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase our effective tax rate on a U.S. generally accepted accounting principals (“U.S. GAAP”) basis, as prior deductions for contributions to the fund lowered the effective tax rate on Canadian earnings. However, this legislation does not change the current government guarantee of 90% provided on mortgages we insure. While we do not anticipate any significant impacts to our business as a result of this legislation, a full assessment of the impact on our business cannot be completed until the regulations are finalized.

In Australia, the economy has slowed, particularly in Queensland, given the economic impact of the flooding in January 2011, pressures from higher interest rates, higher costs of living, higher exchange rates and cautious consumer spending. As a result, increased levels of new delinquencies were reported by financial institutions in this market, which adversely impacted the results of our operations. The housing market in Australia continued to stabilize despite some modest home price declines in the first nine months of 2011 and we expect home prices to remain near current levels for the remainder of the year. Additionally, unemployment levels increased slightly during the first nine months of 2011. In November 2011, the Reserve Bank of Australia lowered the cash rate by 25 basis points to 4.50% from 4.75%, a level upheld since December 2010. We expect this rate to be maintained near current levels through the remainder of 2011.

Total mortgage market activity in Australia continued to slow during the first nine months of 2011 as consumers became more cautious about higher interest rates, rising personal debt levels and global economic uncertainty. Additionally, some lenders were slow to return to the high loan-to-value market. As a result, our flow new insurance written further decreased during the first nine months of 2011 compared to the first nine months of 2010 reflecting a smaller mortgage originations market, as well as the economic impact of recent natural disasters. During the third quarter of 2011, total mortgage market activity increased slightly from the second quarter of 2011 as first-time home buyers and refinance activity increased. We expect our level of flow new insurance written in 2012 to be similar to 2011 levels.

Losses in Australia improved throughout most of 2010 as a result of continued loss mitigation activities and the benefits of the improving economic environment. In the first quarter of 2011, losses began to increase driven by higher reserves for claims anticipated from the natural disasters during that quarter, particularly the flooding in Queensland. In the second and third quarters of 2011, there was an increase in delinquencies and reserves as the cumulative impact of the factors noted previously exerted pressure on elements of the portfolio. We expect these pressures to continue through the remainder of 2011 resulting in an elevated loss ratio as was seen in the second and third quarters of 2011 which we expect to begin to moderate in 2012.

We plan to pursue a sale of a minority interest position of our Australian mortgage insurance business through an IPO in Australia during 2012, subject to market conditions and regulatory approval. This move is part of a broader strategy to rebalance the business portfolio, support future growth opportunities for the Australian business with expanded access to the capital markets, maintain control positions of strategic mortgage insurance platforms in Australia and Canada, and together with other actions, free material capital for redeployment. We anticipate selling up to 40% of our share position, while maintaining control and, as a result of our decision, will accrue in the fourth quarter of 2011 up to $80 million of additional deferred tax liabilities related to unremitted earnings no longer considered permanently reinvested.

In many of our European mortgage insurance markets, we have observed early signs of stabilization as unemployment rates appear to be peaking and declines in home prices have moderated. The overall economic environment in Europe, however, continues to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery.

Over the past several years, we significantly expanded our focus on, and the resources devoted to, loss mitigation activities, including programs that actively partner with our lenders to find solutions that cure delinquencies through actions such as loan modifications that keep borrowers in their homes, asset management strategies such as arranged and facilitated sales and pursuing recoveries. Loan modification programs benefit all parties as borrowers are able to remain in their homes, lenders maintain their relationship with the borrower while retaining an interest earning asset, and we mitigate claim payments under the terms of our mortgage insurance policies. Additionally, in cases where no solution is found to cure the delinquency and keep the borrower in their home, we are actively partnering with our lenders to optimize the transition process, including taking early possession of properties to mitigate claim payments. As a result, there has been a favorable impact on our results of operations from our continued focus on loss mitigation activities.

Lifestyle protection insurance. Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

The profitability of our lifestyle protection insurance business improved during 2010 and through the first nine months of 2011 driven by lower new claim registrations from stabilizing European unemployment levels and the impact of our policy re-pricing and distribution contract restructuring initiatives. Sales during 2010 decreased primarily as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. Sales in the first quarter of 2011 remained consistent with the fourth quarter of 2010 levels and improved in the second quarter of 2011 as a result of signing new clients. However, during the third quarter of 2011, sales declined most notably in the Southern region in Europe as our commercial growth initiatives were more than offset by reduced levels of consumer lending. We are pursuing various targeted initiatives to expand our distribution channels and penetration of our product offerings which have begun to help to mitigate lower consumer lending levels. However, depending on the severity and length of these conditions, we could experience additional declines in sales or the inability to generate targeted growth in new sales.

New claim registrations on unemployment-related policies declined throughout 2010 and through the first nine months of 2011 and remain at the lowest levels since the third quarter of 2008. This, combined with stabilizing claim durations, has led to a lower loss ratio since the second quarter of 2010. The improvement in our loss ratio has been most notable in the Nordic and Western Europe regions. Our loss ratio in the third quarter of 2011 has remained consistent with the third quarter of 2010 and is at a level that we expect going forward. We expect unemployment rates in Europe to slowly improve over the next several quarters with regional variation. Additionally, we expect slow but positive European gross domestic product growth, which could benefit consumer lending demand as well as reduce claim pressures through new job creation.

During 2010 and into 2011, significant progress was made in improving profitability through pricing, coverage or distribution contract changes on both new and eligible in-force policies. With most of these contract restructuring projects complete, we are focusing on supporting sales strategies through improved product offerings and expanded distribution channels. We expect these efforts, along with sound risk and cost management disciplines, to maintain or improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. This has resulted in several outcomes including rising foreclosures, more borrowers seeking loan modifications and elevated housing inventories which place downward pressure on home values. Overall, we anticipate additional declines in home values during the remainder of 2011 and into 2012. At the same time, we also expect unemployment and underemployment levels to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period.

Continuing from 2010, a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, converged to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size was driven down by growth in Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. However, given ongoing FHA risk management actions, we have seen the private mortgage insurance penetration rate increase through the third quarter of 2011 and expect this to continue given the additional FHA pricing changes effective in April 2011. This increase has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Going forward, further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, the industry continues to expect to regain market share over time. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

Our U.S. mortgage insurance market share increased in the third quarter of 2011 driven principally by the shift in private mortgage insurance penetration versus the FHA and the changing competitive landscape within the U.S. mortgage insurance industry, including the exit of some competitors from the market. We expect this trend to continue through the remainder of 2011. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact.

While we continue to experience a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2006, 2007 and first half of 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower rate, delinquencies for these book years continue to drive the level of new delinquencies being reported. While the impact was originally concentrated in certain states and alternative product types, during the last few years, the impact has shifted to more traditional products reflecting the elevated unemployment and underemployment levels throughout the United States. Beginning mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. In addition, we saw wide ranges in performance among loan servicers regarding the ability to modify loans. While these trends continue, both the levels of foreclosure starts and paid claims declined in the current year from elevated levels seen a year ago. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process changes and defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market.

Expanded efforts in the mortgage lending market to modify loans and improved performance of our second half of 2008 and the 2009 and 2010 book years compared with the performance of prior book years, resulted in continued reductions in delinquency levels during the third quarter of 2011. However, loan modification efforts remained challenged and aging of delinquencies continued to increase through the remainder of 2010 and through the third quarter of 2011; moreover, foreclosures continued increasing and liquidations remained elevated through the same period, thereby resulting in higher levels of loss reserves and claims. If home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, during the first nine months of 2011, we have seen the level of loan modification actions moderating against the levels we experienced during the fourth quarter of 2010. We saw evidence of low levels of modification activity outside of government programs and servicers distracted by various regulatory and legal actions. Further reduction of loan modifications would have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration and targeted settlements, net of reinstatements, which occurred during the nine months ended September 30, 2011 resulted in a reduction of expected losses of $420 million compared to $608 million during the nine months ended September 30, 2010.

Workouts and loan modifications, which related to loans representing 3% of our primary risk in-force as of September 30, 2011, and occurred during the period then ended, resulted in a reduction of expected losses during the nine months ended September 30, 2011 of $314 million compared to $413 million during the nine months ended September 30, 2010. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. In addition, pre-sales, claims administration and other non-cure workouts that occurred during the nine months ended September 30, 2011 resulted in a reduction of expected losses of $70 million compared to $43 million that occurred during the nine months ended September 30, 2010.

As a result of investigation activities on certain insured delinquent loans, we found certain levels of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the nine months ended September 30, 2011 which reduced our expected losses at the time of rescission by $36 million compared to $152 million that occurred during the nine months ended September 30, 2010. We expect limited benefit from rescission actions in future periods.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modifications and reviews of loan servicing compliance where we expect a majority of our loss mitigation benefits to be achieved going forward. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to decline as alternative programs have begun to gain momentum. With lower benefits from government-sponsored programs and the limited impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the nine months ended September 30, 2011, we recorded reinsurance recoveries of $86 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2005, 2006, 2007 and 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. This trend is expected to accelerate going forward as more captive trusts’ assets are being exhausted at a faster rate. As of January 1, 2009, we no longer enter into excess loss of captive reinsurance transactions and, therefore, only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, we will continue to benefit from captive reinsurance on our 2005, 2006, 2007 and 2008 book years.

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of common shares of Genworth MI Canada Inc. (“Genworth Canada”) that were held by Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary, outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies.

Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (the “NCDOI”), which is GEMICO’s domestic insurance regulator. As of September 30, 2011 and December 31, 2010, GEMICO’s risk-to-capital ratio was approximately 30.7:1 and 23.8:1, respectively. Over at least the next several quarters, we expect GEMICO’s risk-to-capital ratio to continue to increase. The amount of such increases will depend principally on the magnitude of future losses suffered by GEMICO and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

Effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 have granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business. Two of these 12 states imposed alternative risk-to-capital limitations in the waivers granted to GEMICO. Consequently, GEMICO was authorized to write new business in 46 states as of September 30, 2011.

New insurance written in North Carolina and in the 34 states which do not impose their own risk-to-capital requirements represented approximately 48% of our total new insurance written for the nine months ended September 30, 2011 and 49% for the year ended December 31, 2010. New insurance written in the other 11 states that have granted revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% of total new insurance written for the nine months ended September 30, 2011 and 34% for the year ended December 31, 2010.

With respect to the four states where GEMICO is not authorized to write new business, from December 31, 2010 until July 31, 2011 in the case of three of these states (and for a longer period for the fourth state), we wrote new insurance through another of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”). With the approval of applicable state insurance regulators and the GSEs, after July 31, 2011, we began writing new business through Genworth Residential Mortgage Assurance Corporation (“GRMAC”) in three of these states while continuing to use GRMIC-NC to write new business in the fourth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on July 31, 2012 and December 31, 2012, respectively.

We expect that, by the end of 2011, GEMICO will not be in compliance with the alternative risk-to-capital limitations imposed by two states that have granted waivers to GEMICO. We plan to write new business through GRMAC in these two states, and in any other state that prohibits GEMICO from writing new business, subject to the approval of applicable insurance regulators and the GSEs and GRMAC continuing to satisfy its own regulatory requirements. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth Canada). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of considerations, including (i) the extent to which we are on track towards executing certain capital reallocation transactions to support the redeployment of capital for the benefit of our shareholders while maintaining appropriate risk buffers; (ii) our ongoing analyses of risk scenarios and the value and return on providing such capital support or pursuing other alternative arrangements or strategies; (iii) our assessment and understanding of U.S. policy relating to housing finance, the use of private mortgage insurance or the GSEs; and (iv) our assessment of actions by competitors and the current views of the GSEs and state regulators. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. As a result, for a variety of reasons, there is no assurance that we will provide additional capital to support our U.S. mortgage insurance subsidiaries in the future.

For further discussion of the importance of risk-to-capital requirements to our U.S. mortgage insurance subsidiaries, see “Item 1A. Risk Factors—Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived to the extent needed, would result in restrictions or prohibitions on our doing business and may have an adverse impact on our results of operations. Our primary U.S. mortgage insurance subsidiary continues to exceed its minimum statutory capital requirements, and while we have obtained waivers for that insurer to continue to write new business in most states and are using other insurance company subsidiaries to write new business in other states, there can be no assurance that these waivers will continue in effect or that our other insurers will be able to continue to satisfy their own minimum statutory capital requirements over time.”

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

Critical Accounting Estimates

Other than as set forth below, there have been no material changes to critical accounting estimates set forth in our 2010 Annual Report on Form 10-K as of September 30, 2011.

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

The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available, and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either operating income or statutory distributable income, depending on the reporting unit being valued.

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

During the third quarter of 2011, we completed our annual goodwill impairment analysis as of July 1, 2011. As a result of this analysis, we determined fair value was in excess of book value for of our reporting units, except for our long-term care insurance reporting unit discussed further below. While the remaining reporting units had fair values in excess of their respective book values, we noted that our life insurance reporting unit had a fair value that was relatively close to book value and was at greater risk compared to our other reporting units of a future failure.

In our annual goodwill assessment of our life insurance reporting unit, we used our best estimate of the future performance of the business and discounted these projections using a 10.3% discount rate. We determined the discount rate assumption used in our valuation after considering certain external data points from acquisitions/disposals, relevant reinsurance transactions and calculations of the expected weighted-average cost of capital for hypothetical market participants in an acquisition.

As a result of declines in interest rates that increased our life insurance reporting unit’s book value during the third quarter of 2011, we performed an interim impairment assessment on our life insurance reporting unit as of September 30, 2011. Accordingly, we updated the related discount rate analysis and our determination of fair value on the evaluation date. Based on the updated analysis, we utilized a discount rate of 9.0% and noted the decline in the discount rate utilized was primarily the result of a decrease in interest rates during the third quarter of 2011. Based on this interim evaluation, our life insurance reporting unit’s fair value continued to exceed book value by approximately 15% with a goodwill balance of $495 million.

If the discount rate used in our valuation increased by 100 basis points, our life insurance reporting unit’s fair value would be below its book value as of September 30, 2011. This sensitivity does not consider that there would be corresponding changes in our projections and book value resulting from the market changes that impacted the discount rate. Shifts in business strategy or capital allocation as well as deterioration or adverse market conditions for certain businesses could have a significant impact on the fair value of our reporting units and could result in additional future impairments of goodwill.

As part of our annual goodwill impairment testing, we noted that our long-term care insurance reporting unit’s fair value was less than its book value. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. If this “implied goodwill” exceeds the reporting unit’s goodwill balance, goodwill is deemed recoverable. Accordingly, we evaluated our long-term care insurance reporting unit’s goodwill balance of $426 million and determined that the amount of implied goodwill was approximately 66% more than the amount of goodwill currently recorded. Accordingly, goodwill was recoverable and not impaired.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$1,461	$1,447	$14	1%
Net investment income	842	815	27	3%
Net investment gains (losses)	(157)	105	(262)	NM (1)
Insurance and investment product fees and other	375	300	75	25%

Total revenues	2,521	2,667	(146)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,457	1,502	(45)	(3)%
Interest credited	194	212	(18)	(8)%
Acquisition and operating expenses, net of deferrals	510	472	38	8%
Amortization of deferred acquisition costs and intangibles	190	227	(37)	(16)%
Interest expense	124	114	10	9%

Total benefits and expenses	2,475	2,527	(52)	(2)%

Income before income taxes	46	140	(94)	(67)%
Provision (benefit) for income taxes	(19)	18	(37)	NM (1)

Net income	65	122	(57)	(47)%
Less: net income attributable to noncontrolling interests	36	39	(3)	(8)%

Net income available to Genworth Financial, Inc’s common stockholders	$29	$83	$(54)	(65)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our Retirement and Protection segment decreased $6 million primarily related to a $20 million decrease in our retirement income business and an $11 million decrease in our life insurance business, partially offset by a $25 million increase in our long-term care insurance business.

•

Our International segment increased $29 million as a result of a $38 million increase in our international mortgage insurance business, partially offset by a $9 million decrease in our lifestyle protection insurance business. The three months ended September 30, 2011 included an increase of $54 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $9 million.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 4.9% for the three months ended September 30, 2011 from 4.7% for the three months ended September 30, 2010. The increase in weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method. Net investment income for the three months ended September 30, 2011 included $10 million of higher gains related to limited partnerships compared to the three months ended September 30, 2010.

•	The three months ended September 30, 2011 included an increase of $14 million attributable to changes in foreign exchange rates in our International segment.

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

•

We recorded $52 million of net other-than-temporary impairments for the three months ended September 30, 2011 as compared to $37 million for the three months ended September 30, 2010. Of total impairments for the three months ended September 30, 2011 and 2010, $10 million and $26 million, respectively, related to structured securities, including $5 million and $18 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended September 30, 2011 and 2010, we recorded $42 million and $8 million, respectively, of impairments related to corporate securities. For the three months ended September 30, 2010, we also recorded $2 million of impairments related to commercial mortgage loans.

•

Net investment losses related to derivatives of $76 million for the three months ended September 30, 2011 were primarily due to $117 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) and $69 million of losses from the change in value of our credit default swaps due to widening credit spreads. These losses were partially offset by $49 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurances business, $28 million of gains related to embedded derivatives associated with certain reinsurance agreements, $20 million of gains from derivatives used to mitigate foreign subsidiary macroeconomic and currency risk, $9 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and $4 million of gains in other non-qualified interest rate swaps. Net investment gains related to derivatives of $94 million for the three months ended September 30, 2010 were primarily related to $66 million of gains from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with

GMWBs as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of gains from the change in value of our credit default swaps due to narrowing credit spreads, $9 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $1 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These gains were partially offset by $6 million of losses from foreign currency forward contracts.

•

Net gains related to the sale of available-for-sale securities were $36 million during the three months ended September 30, 2011 compared to net gains of $3 million during the three months ended September 30, 2010. We recorded $57 million of net losses related to securitization entities during the three months ended September 30, 2011 compared to $30 million of net gains in the three months ended September 30, 2010 primarily associated with derivatives. During the three months ended September 30, 2011, we recorded a $22 million contingent purchase price valuation adjustment related to the purchase of Altegris in 2010. We recorded $12 million of lower net gains related to trading securities during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We also recorded $3 million of gains related to commercial mortgage loans during the three months ended September 30, 2011 attributable to a decrease in the allowance compared to $9 million of losses during the three months ended September 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance.

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

•	Our Retirement and Protection segment increased $97 million largely driven by a $69 million increase in our life insurance business and a $26 million increase in our wealth management business.

•	Our International segment decreased $12 million primarily as a result of a decrease of $6 million in each of our international mortgage and lifestyle protection insurance businesses.

•	Our U.S. Mortgage Insurance segment decreased $3 million.

•	Corporate and Other activities decreased $7 million.

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

•

Our Retirement and Protection segment increased $59 million primarily attributable to a $61 million increase in our long-term care insurance business and a $19 million increase in our life insurance business, partially offset by a $21 million decrease in our retirement income business.

•

Our International segment increased $36 million primarily as a result of our international mortgage insurance business. The three months ended September 30, 2011 included an increase of $18 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $140 million.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Retirement and Protection segment decreased $12 million primarily attributable to an $8 million decrease in our retirement income business and a $3 million decrease in our life insurance business.

•	Corporate and Other activities decreased $6 million.

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

•

Our Retirement and Protection segment increased $30 million primarily attributable to a $22 million increase in our wealth management business, a $7 million increase in our long-term care insurance business and a $4 million increase in our life insurance business.

•

Our International segment decreased $4 million related to a $2 million decrease in each of our international mortgage and lifestyle protection insurance businesses. The three months ended September 30, 2011 included an increase of $19 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $9 million.

•	Corporate and Other activities increased $3 million.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Retirement and Protection segment decreased $39 million primarily attributable to a $15 million decrease in our retirement income business, a $14 million decrease in our life insurance business and a $10 million decrease in our long-term care insurance business.

•

Our International segment increased $3 million primarily related to a $6 million increase in our international mortgage insurance business, partially offset by a $3 million decrease in our lifestyle protection insurance business. The three months ended September 30, 2011 included an increase of $7 million attributable to changes in foreign exchange rates.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Our International segment increased $4 million primarily driven by a $5 million increase in our international mortgage insurance business. The three months ended September 30, 2011 included an increase of $1 million attributable to changes in foreign exchange rates.

•	Corporate and other activities increased $5 million.

Provision (benefit) for income taxes. The effective tax rate decreased to (41.3)% for the three months ended September 30, 2011 from 12.9% for the three months ended September 30, 2010. This decrease in the effective tax rate was primarily attributable to tax favored investments and taxes on foreign operations in relation to smaller pre-tax results, partially offset by changes in uncertain tax positions in the current year. The three months ended September 30, 2011 included an increase of $9 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The three months ended September 30, 2011 included an increase of $2 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. Net income available to Genworth Financial, Inc.’s common stockholders decreased in the current year compared to the prior year primarily related to higher net investment losses driven by derivatives. These decreases were partially offset by additional tax benefits, higher product fee income and improved investment performance in the current year. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2011 was an increase of $17 million, net of tax, attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$4,353	$4,387	$(34)	(1)%
Net investment income	2,553	2,403	150	6%
Net investment gains (losses)	(225)	(104)	(121)	(116)%
Insurance and investment product fees and other	1,063	812	251	31%

Total revenues	7,744	7,498	246	3%

Benefits and expenses:
Benefits and other changes in policy reserves	4,538	4,157	381	9%
Interest credited	599	636	(37)	(6)%
Acquisition and operating expenses, net of deferrals	1,524	1,446	78	5%
Amortization of deferred acquisition costs and intangibles	572	590	(18)	(3)%
Interest expense	385	338	47	14%

Total benefits and expenses	7,618	7,167	451	6%

Income before income taxes	126	331	(205)	(62)%
Provision (benefit) for income taxes	5	(80)	85	106%

Net income	121	411	(290)	(71)%
Less: net income attributable to noncontrolling interests	106	108	(2)	(2)%

Net income available to Genworth Financial, Inc’s common stockholders	$15	$303	$(288)	(95)%

Premiums

•

Our Retirement and Protection segment decreased $12 million primarily related to a $48 million decrease in our retirement income business and a $28 million decrease in our life insurance business, partially offset by a $64 million increase in our long-term care insurance business.

•

Our International segment decreased $2 million as a result of a decrease of $73 million in our lifestyle protection insurance business, partially offset by an increase of $71 million in our international mortgage insurance business. The nine months ended September 30, 2011 included an increase of $108 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $20 million.

Net investment income

•

Weighted-average investment yields increased to 5.0% for the nine months ended September 30, 2011 from 4.7% for the nine months ended September 30, 2010. The increase in weighted-average investment yields was primarily attributable to improved performance of limited partnerships and $17 million of higher bond calls and prepayments in the current year. Net investment income for the nine months ended September 30, 2011 included $32 million of gains related to limited partnerships accounted for under the equity method as compared to $23 million of losses for the nine months ended September 30, 2010.

•	The nine months ended September 30, 2011 included an increase of $32 million attributable to changes in foreign exchange rates in our International segment.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $114 million of net other-than-temporary impairments for the nine months ended September 30, 2011 as compared to $168 million for the nine months ended September 30, 2010. Of total impairments for the nine months ended September 30, 2011 and 2010, $48 million and $131 million, respectively, related to structured securities, including $29 million and $77 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $56 million and $13 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, we recorded $5 million and $7 million, respectively, of impairments related to commercial mortgage loans and $2 million and $10 million, respectively, of impairments related to limited partnership investments. For the nine months ended September 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment. For the nine months ended September 30, 2010, we also recorded $6 million of impairments related to financial hybrid securities.

•

Net investment losses related to derivatives of $101 million for the nine months ended September 30, 2011 were primarily due to $137 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs and $67 million of losses from the change in value of our credit default swaps due to widening credit spreads. These losses were partially offset by $49 million of ineffectiveness gains from our cash flow hedge programs related to our long term care insurances business, $26 million of gains related to embedded derivatives associated with certain reinsurance agreements, $14 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, $7 million of gains from derivatives used to mitigate foreign subsidiary macroeconomic risk and $7 million of gains in other non-qualified interest rate swaps. Net investment gains related to derivatives of $48 million for the nine months ended September 30, 2010 were primarily related to $31 million of gains from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities exceeding the change in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs, which included a reduction in the GMWB valuation as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business and $4 million of gains related to embedded derivatives associated with certain reinsurance agreements. These gains were partially offset by $5 million of losses from the change in value of our credit default swaps due to widening credit spreads and $4 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

Net gains related to the sale of available-for-sale securities were $25 million during the nine months ended September 30, 2011 compared to net gains of $5 million during the nine months ended September 30, 2010. We recorded $46 million of higher net losses related to securitization entities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily associated with derivatives. We also recorded $4 million of gains related to commercial mortgage loans during the nine months ended September 30, 2011 attributable to a decrease in the allowance compared to $31 million of losses during the nine months ended September 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. During the nine months ended September 30, 2011, we recorded a $23 million contingent purchase price valuation adjustment related to the purchase of Altegris in 2010. We recorded $11 million of higher gains related to trading securities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010.

Insurance and investment product fees and other

•

Our Retirement and Protection segment increased $263 million largely driven by a $169 million increase in our life insurance business, an $80 million increase in our wealth management business and a $13 million increase in our retirement income business.

•	Our U.S. Mortgage Insurance segment decreased $6 million.

•	Corporate and Other activities decreased $4 million.

Benefits and other changes in policy reserves

•

Our Retirement and Protection segment increased $146 million primarily attributable to a $157 million increase in our long-term care insurance business and a $56 million increase in our life insurance business, partially offset by a $67 million decrease in our retirement income business.

•

Our International segment decreased $18 million as a result of a decrease of $58 million in our lifestyle protection insurance business, partially offset by an increase of $40 million in our international mortgage insurance business. The nine months ended September 30, 2011 included an increase of $37 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $253 million.

Interest credited

•

Our Retirement and Protection segment decreased $21 million primarily attributable to a $26 million decrease in our retirement income business, partially offset by an $8 million increase in our life insurance business.

•	Corporate and Other activities decreased $16 million.

Acquisition and operating expenses, net of deferrals

•

Our Retirement and Protection segment increased $95 million primarily attributable to a $68 million increase in our wealth management business, a $19 million increase in our long-term care insurance business and a $10 million increase in our retirement income business, partially offset by a $2 million decrease in our life insurance business.

•

Our International segment decreased $9 million related to a $14 million decrease in our lifestyle protection insurance business, partially offset by a $5 million increase in our international mortgage insurance business. The nine months ended September 30, 2011 included an increase of $34 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $11 million.

•	Corporate and Other activities decreased $19 million.

Amortization of deferred acquisition costs and intangibles

•

Our Retirement and Protection segment decreased $19 million primarily attributable to a $23 million decrease in our life insurance business and a $15 million decrease in our long-term care insurance business, partially offset by a $19 million increase in our retirement income business.

•

Our International segment increased $3 million mainly from a $13 million increase in our international mortgage insurance business, partially offset by a $10 million decrease in our lifestyle protection insurance business. The nine months ended September 30, 2011 included an increase of $13 million attributable to changes in foreign exchange rates.

Interest expense

•

Our International segment increased $12 million related to a $17 million increase in our international mortgage insurance business, partially offset by a decrease of $5 million in our lifestyle protection insurance business. The nine months ended September 30, 2011 included an increase of $2 million attributable to changes in foreign exchange rates.

•	Corporate and other activities increased $33 million.

Provision (benefit) for income taxes. The effective tax rate increased to 4.0% for the nine months ended September 30, 2011 from (24.2)% for the nine months ended September 30, 2010. This increase in the effective tax rate was attributable to changes in uncertain tax benefits in the prior year related to our separation from our former parent. The nine months ended September 30, 2011 included an increase of $16 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The nine months ended September 30, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. Net income available to Genworth Financial, Inc.’s common stockholders decreased in the current year compared to the prior year primarily related to a higher loss in our U.S. mortgage insurance business from a reserve strengthening in the current year, higher net investment losses driven by derivatives in the current year and additional tax benefits recognized in the prior year. These decreases were partially offset by higher product fee income and improved investment performance in the current year. For a discussion of our Retirement and Protection, International and U.S. Mortgage Insurance segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2011 was an increase of $37 million, net of tax, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2011 and 2010 was $104 million and $29 million, respectively. Net operating income available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2011 and 2010 was $128 million and $261 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

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

The following table includes a reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Net income	$65	$122	$121	$411
Less: net income attributable to noncontrolling interests	36	39	106	108

Net income available to Genworth Financial, Inc.’s common stockholders	29	83	15	303
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	75	(54)	113	64
Net tax benefit related to separation from our former parent	—	—	—	(106)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$104	$29	$128	$261

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2011	2010	2011	2010
Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.06	$0.17	$0.03	$0.62

Diluted	$0.06	$0.17	$0.03	$0.61

Net operating income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.21	$0.06	$0.26	$0.53

Diluted	$0.21	$0.06	$0.26	$0.53

Weighted-average common shares outstanding:
Basic	490.8	489.5	490.5	489.1

Diluted	492.5	493.9	493.7	493.9

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal and term universal life insurance, linked-benefits, spread-based and variable products; (3) gross flows and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; and (5) new insurance written for mortgage insurance. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

We also include information related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled pre-sales, claims administration and other loan workouts. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. We believe that this information helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business as loss mitigation activities specifically impact current and future loss reserves and level of claim payments.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

Retirement and Protection segment

Segment results of operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$839	$845	$(6)	(1)%
Net investment income	644	630	14	2%
Net investment gains (losses)	(111)	57	(168)	NM (1)
Insurance and investment product fees and other	375	278	97	35%

Total revenues	1,747	1,810	(63)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,049	990	59	6%
Interest credited	162	174	(12)	(7)%
Acquisition and operating expenses, net of deferrals	284	254	30	12%
Amortization of deferred acquisition costs and intangibles	120	159	(39)	(25)%
Interest expense	27	26	1	4%

Total benefits and expenses	1,642	1,603	39	2%

Income before income taxes	105	207	(102)	(49)%
Provision for income taxes	28	72	(44)	(61)%

Net income available to Genworth Financial, Inc’s common stockholders	77	135	(58)	(43)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	43	(24)	67	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$120	$111	$9	8%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our Retirement and Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$72	$33	$39	118%
Long-term care insurance	31	44	(13)	(30)%
Wealth management	12	8	4	50%
Retirement income	5	26	(21)	(81)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$120	$111	$9	8%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $39 million principally from a $16 million gain on the repurchase of notes secured by our non-recourse funding obligations, improved persistency in our term life insurance products, higher investment income and growth of our term universal life insurance product.

•

Our long-term care insurance business decreased $13 million mainly attributable to higher claims and lower claim termination rates in older issued policies, partially offset by the favorable performance of newer issued policies and $8 million of favorable valuation adjustments in the current year.

•

Our wealth management business increased $4 million primarily from higher average assets under management from positive net flows and an unfavorable tax adjustment in the prior year that did not recur.

•

Our retirement income business decreased $21 million. Our fee-based products decreased $25 million largely related to unfavorable equity market performance in the current year compared to favorable market performance in the prior year. This decrease was partially offset by a $4 million increase in our spread-based products from higher investment income and favorable mortality in our single premium immediate annuity product.

Revenues

Premiums

•	Our life insurance business decreased $11 million primarily as a result of the runoff of our term life insurance products.

•	Our long-term care insurance business increased $25 million mainly attributable to growth of the in-force block from new sales.

•	Our retirement income business decreased $20 million primarily driven by lower life-contingent sales of our spread-based products.

Net investment income

•

Our life insurance business increased $10 million mainly related to higher average invested assets. Net investment income in the three months ended September 30, 2011 also included higher gains of $2 million from limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $14 million largely as a result of an increase in average invested assets due to growth of our long-term care insurance in-force block. Net investment income in the three months ended September 30, 2011 also included higher gains of $2 million from limited partnerships accounted for under the equity method.

•

Our retirement income business decreased $10 million primarily attributable to a decline in average invested assets. Net investment income also included $5 million of gains from limited partnerships accounted for under the equity method in the current year compared to $1 million of losses from limited partnerships in the prior year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $9 million primarily driven by lower impairments and lower losses from the sale of investment securities related to portfolio repositioning.

•

Our long-term care insurance business had net investment gains of $27 million in the current year compared to net investment losses of $5 million in the prior year driven by higher net gains on the sale of investment securities related to portfolio repositioning and lower impairments, partially offset by derivative losses in the current year compared to derivative gains in the prior year.

•

Our retirement income business had net investment losses of $134 million in the current year compared to net investment gains of $75 million in the prior year. Our fee-based products had net investment losses of $92 million in the current year compared to net investment gains of $70 million mainly attributable to higher losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year, partially offset by higher unrealized gains related to trading securities. Our spread-based products had $42 million of net investment losses in the current year compared to net investment gains of $5 million in the prior year principally driven by higher derivative losses and impairments in the current year.

Insurance and investment product fees and other

•

Our life insurance business increased $69 million primarily from growth of our term universal and universal life insurance products and also included a gain of $25 million from the repurchase of notes secured by our non-recourse funding obligations in the current year.

•

Our wealth management business increased $26 million primarily attributable to higher average assets under management from the purchase of Altegris in the fourth quarter of 2010 and positive net flows.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $19 million principally related to growth of our term universal and universal life insurance products and unfavorable mortality in our universal life insurance products in the current year as compared to the prior year. The increases were partially offset by improved persistency in our term life insurance products in the current year as a result of smaller blocks entering the post-level rate period and favorable mortality on our term life insurance products in the current year as compared to the prior year. Additionally, we recorded an unfavorable claims adjustment in the current year of $9 million in our life insurance business from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported.

•

Our long-term care insurance business increased $61 million primarily as a result of the aging and growth of our long-term care insurance in-force block and higher claims and lower claim termination rates on older issued policies, partially offset by $13 million of favorable valuation adjustments in the current year.

•

Our retirement income business decreased $21 million largely attributable to a decrease of $38 million from our life-contingent spread-based products as a result of a decline in sales in the current year and favorable mortality. In addition, we recorded a favorable reserve adjustment in the current year of $8 million in our spread-based products from terminating contracts related to deaths that had not been previously reported. This decrease was partially offset by a $17 million increase in our fee-based products driven by an increase in reserves with guaranteed minimum death benefits due to unfavorable equity market impacts and low interest rates, partially offset by a decrease in death benefit claims.

Interest credited

•	Our life insurance business decreased $3 million from the timing of reinsurance activity in the current year.

•

Our retirement income business decreased $8 million from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $4 million primarily related to higher expenses from growth of our term universal life insurance product.

•	Our long-term care insurance business increased $7 million primarily related to growth of our long-term care insurance in-force block.

•	Our wealth management business increased $22 million primarily from increased asset-based expenses from the acquisition of Altegris in the fourth quarter of 2010 and positive net flows.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $14 million. Our term life insurance products decreased primarily attributable to lower amortization of deferred acquisition costs in the post-level rate period and our term universal life insurance product decreased primarily from an $8 million favorable unlocking related to a refinement of estimated gross profit assumptions in the current year. Our universal life insurance products increased primarily related to a $7 million unfavorable unlocking related to a refinement of estimated gross profit assumptions, partially offset by unfavorable mortality experience in the current year.

•

Our long-term care insurance business decreased $10 million largely from a decrease in amortization due to deferring costs associated with the sale of joint policies that were incorrectly expensed in prior years as a result of a system conversion in late 2008 that was identified and corrected in the fourth quarter of 2010, partially offset by growth of our long-term care insurance in-force block.

•

Our retirement income business decreased $15 million primarily related to a decrease of $11 million in our spread-based products principally from lower amortization of deferred acquisition costs attributable to higher net investment losses in the current year, partially offset by an $8 million unfavorable unlocking related to lower interest rates and less favorable adjustments related to lapses. Our fee-based products decreased $4 million mainly from higher net investment losses on embedded derivatives associated with our variable annuity products with GMWBs and a $9 million unfavorable unlocking related to a refinement of assumptions in the prior year, partially offset by higher amortization of deferred acquisition costs from unfavorable equity market impacts.

Provision for income taxes. The effective tax rate decreased to 26.7% for the three months ended September 30, 2011 from 34.8% for the three months ended September 30, 2010. The decrease in the effective tax rate was primarily attributable to changes in uncertain tax positions in the current year compared to the prior year.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth the results of operations relating to our Retirement and Protection segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$2,479	$2,491	$(12)	—%
Net investment income	1,932	1,854	78	4%
Net investment gains (losses)	(185)	(79)	(106)	(134)%
Insurance and investment product fees and other	1,043	780	263	34%

Total revenues	5,269	5,046	223	4%

Benefits and expenses:
Benefits and other changes in policy reserves	3,042	2,896	146	5%
Interest credited	503	524	(21)	(4)%
Acquisition and operating expenses, net of deferrals	831	736	95	13%
Amortization of deferred acquisition costs and intangibles	349	368	(19)	(5)%
Interest expense	79	77	2	3%

Total benefits and expenses	4,804	4,601	203	4%

Income before income taxes	465	445	20	4%
Provision for income taxes	153	145	8	6%

Net income available to Genworth Financial, Inc’s common stockholders	312	300	12	4%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	84	47	37	79%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$396	$347	$49	14%

The following table sets forth net operating income for the businesses included in our Retirement and Protection segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$196	$102	$94	92%
Long-term care insurance	102	131	(29)	(22)%
Wealth management	35	29	6	21%
Retirement income	63	85	(22)	(26)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$396	$347	$49	14%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $94 million primarily from growth of our term universal life insurance product, a $27 million gain on the repurchase of notes secured by our non-recourse funding obligations, an $8 million favorable cumulative impact from a recent change in premium taxes in Virginia and improved persistency in our term life insurance products. These increases were partially offset by the runoff of our term life insurance products.

•

Our long-term care insurance business decreased $29 million as higher claims and lower claim termination rates in older issued policies were partially offset by the favorable performance of newer issued policies and $8 million of favorable valuation adjustments in the current year.

•	Our wealth management business increased $6 million as a result of higher average assets under management from the acquisition of Altegris in the fourth quarter of 2010 and positive net flows.

•

Our retirement income business decreased $22 million. Our fee-based products decreased $22 million primarily related to unfavorable equity market performance in the current year, a $7 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings and an $8 million favorable adjustment to deferred acquisition costs in the prior year that did not recur. Our spread-based products were flat as an increase in amortization due to less favorable adjustments related to lapses and lower net investment income was offset by more favorable mortality in our single premium immediate annuity product.

Revenues

Premiums

•

Our life insurance business decreased $28 million primarily as a result of the runoff of our term life insurance products, partially offset by an unfavorable reinsurance adjustment of $8 million in the prior year that did not recur.

•	Our long-term care insurance business increased $64 million mainly attributable to growth in the in-force block from new sales.

•	Our retirement income business decreased $48 million primarily driven by lower life-contingent sales of our spread-based products.

Net investment income

•

Our life insurance business increased $56 million mainly related to higher average invested assets and an increase in income from limited partnerships accounted for under the equity method. Net investment income for the nine months ended September 30, 2011 included gains of $12 million from limited partnerships accounted for under the equity method compared to losses of $1 million in the prior year and $3 million of additional investment income from bond calls and prepayments in the current year.

•

Our long-term care insurance business increased $51 million largely as a result of an increase in average invested assets due to growth of our long-term care insurance in-force block. Net investment income for the nine months ended September 30, 2011 included higher gains of $5 million from limited partnerships accounted for under the equity method. These increases were partially offset by an unfavorable adjustment of $6 million related to the accounting for interest rate swaps in the current year.

•

Our retirement income business decreased $29 million primarily attributable to a decline in average invested assets. Net investment income for the nine months ended September 30, 2011 included $9 million of additional investment income from bond calls and prepayments and also included $10 million of gains from limited partnerships accounted for under the equity method in the current year compared to $2 million of losses from limited partnerships in the prior year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment losses in our life insurance business decreased $27 million primarily driven by lower impairments in the current year.

•

Net investment gains in our long-term care insurance business increased $10 million primarily from lower impairments and lower losses from the sale of investment securities related to portfolio repositioning, partially offset by derivative losses in the current year compared to derivative gains in the prior year.

•

Net investment losses in our retirement income business increased $143 million. Our fee-based products had losses of $112 million in the current year compared to $35 million of gains in the prior year largely attributable higher losses on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by higher unrealized gains related to trading securities. Our spread-based products had $5 million in lower losses primarily related to lower derivative losses in the current year.

Insurance and investment product fees and other

•

Our life insurance business increased $169 million primarily from growth of our term universal and universal life insurance products and also included a gain of $42 million from the repurchase of notes secured by our non-recourse funding obligations in the current year.

•

Our wealth management business increased $80 million primarily attributable to higher average assets under management from the purchase of Altegris in the fourth quarter of 2010 and positive net flows.

•	Our retirement income business increased $13 million mainly as a result of higher average account values in our fee-based products.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $56 million principally related to growth of our term universal and universal life insurance products and unfavorable mortality in our universal life insurance products in the current year as compared to the prior year. Additionally, we recorded an unfavorable claims adjustment in the current year of $9 million in our life insurance business from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. These increases were partially offset by runoff, improved persistency and favorable mortality on our term life insurance products in the current year as compared to the prior year.

•

Our long-term care insurance business increased $157 million primarily as a result of the aging and growth of our long-term care insurance in-force block and higher claims and lower claim termination rates on older issued policies, partially offset by $13 million of favorable valuation adjustments in the current year.

•

Our retirement income business decreased $67 million largely attributable to a decrease of $77 million from our life-contingent spread-based products as a result of a decline in sales in the current year and more favorable mortality in the current year compared to prior year. In addition, we recorded a favorable reserve adjustment in the current year of $8 million in our spread-based products from terminating contracts related to deaths that had not been previously reported. This decrease was partially offset by a $10 million increase in our fee-based products driven by an increase in our guaranteed minimum death benefits due to unfavorable equity market impacts in the third quarter of 2011.

Interest credited

•	Our life insurance business increased $8 million primarily from growth of our universal life insurance products.

•

Our retirement income business decreased $26 million from lower account values on fixed annuities and lower crediting rates as the fixed annuities reach the end of their initial crediting rate guarantee period in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $2 million primarily related to a $13 million favorable cumulative impact from a recent change in premium taxes in Virginia in the first quarter of 2011, partially offset by higher expenses from growth of our term universal life insurance product.

•	Our long-term care insurance business increased $19 million largely attributable to growth of our long-term care insurance in-force block.

•	Our wealth management business increased $68 million primarily from increased asset-based expenses from the acquisition of Altegris in the fourth quarter of 2010 and positive net flows.

•

Our retirement income business increased $10 million largely driven by a $9 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings announced in 2011 and an increase of $4 million from an accrual related to guarantee funds in the current year. These increases were partially offset by a decrease in expenses related to lower production.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $23 million. Our term life insurance products decreased primarily attributable to lower amortization of deferred acquisition costs in the post-level rate period and our term universal life insurance product decreased primarily from an $8 million favorable unlocking related to a refinement of estimated gross profit assumptions in the current year. Our universal life insurance products increased primarily related to an increase in amortization of deferred acquisition costs due to growth and a $7 million unfavorable unlocking related to a refinement of estimated gross profit assumptions, partially offset by unfavorable mortality experience in the current year.

•

Our long-term care insurance business decreased $15 million primarily from a decrease in amortization due to deferring costs associated with the sale of joint policies that were incorrectly expensed in prior years as a result of a system conversion in late 2008 that were identified and corrected in the fourth quarter of 2010. This decrease was partially offset by growth of our long-term care insurance in-force block.

•

Our retirement income business increased $19 million primarily related to an increase of $14 million in our spread-based products mainly from less favorable adjustments related to lapses, an $8 million unfavorable unlocking related to lower interest rates in the current year and a favorable unlocking of $9 million related to lower lapse trends in the prior year that did not recur. These increases were partially offset by a decrease in the account values of these products and higher net investment losses in the current year. Our fee-based products increased $5 million principally from higher amortization of deferred acquisition costs from unfavorable equity market impacts in the third quarter of 2011 and a $12 million favorable adjustment recorded in the prior year that did not recur. These increases were partially offset by higher net investment losses on embedded derivatives associated with our variable annuity products with GMWBs and a $9 million unfavorable unlocking related to a refinement of assumptions in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased to 32.9% for the nine months ended September 30, 2011 from 32.6% for the nine months ended September 30, 2010. The increase in the effective tax rate was primarily attributable to lower tax favored investments recognized in the current year compared to the prior year.

Retirement and Protection selected financial and operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Term life insurance
Net earned premiums	$212	$221	$(9)	(4)%	$649	$673	$(24)	(4)%
Annualized first-year premiums	1	1	—	—%	1	19	(18)	(95)%
Term universal life insurance
Net deposits	$51	$21	$30	143%	$131	$40	$91	NM (1)
Annualized first-year deposits	34	31	3	10%	101	65	36	55%
Universal and whole life insurance
Net earned premiums and deposits	$156	$120	$36	30%	$474	$359	$115	32%
Universal life annualized first-year deposits	10	10	—	—%	30	27	3	11%
Universal life excess deposits	40	26	14	54%	111	73	38	52%
Linked-benefits (2)	20	—	20	NM (1)	68	—	68	NM (1)
Total life insurance
Net earned premiums and deposits	$419	$362	$57	16%	$1,254	$1,072	$182	17%
Annualized first-year premiums	1	1	—	—%	1	19	(18)	(95)%
Annualized first-year deposits	44	41	3	7%	131	92	39	42%
Universal life excess deposits	40	26	14	54%	111	73	38	52%
Linked-benefits (2)	20	—	20	NM (1)	68	—	68	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)

In the first quarter of 2011, we began reporting the results of the linked-benefits product for universal life insurance in our life insurance business. The linked-benefits product for universal life insurance was previously reported in our long-term care insurance business. The amounts associated with this product were not material and the prior period amounts were not re-presented.

	As of September 30,		Percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Term life insurance
Life insurance in-force, net of reinsurance	$442,481	$465,275	(5)%
Life insurance in-force before reinsurance	572,895	603,606	(5)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$87,238	$31,761	175%
Life insurance in-force before reinsurance	87,896	31,935	175%
Universal and whole life insurance
Life insurance in-force, net of reinsurance	$44,395	$43,797	1%
Life insurance in-force before reinsurance	50,993	50,632	1%
Total life insurance
Life insurance in-force, net of reinsurance	$574,114	$540,833	6%
Life insurance in-force before reinsurance	711,784	686,173	4%

Term life insurance

Net earned premiums decreased mainly as a result of the runoff of our term life insurance products. Annualized first-year premiums decreased significantly driven by a shift in sales to our term universal life insurance product. The in-force block also decreased due to runoff.

Term universal life insurance

Net deposits increased due to growth of this product since its introduction in late 2009. The in-force block has increased primarily driven by higher sales.

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

Long-term care insurance

The following table sets forth selected financial and operating performance measures regarding our long-term care insurance business, which includes individual and group long-term care insurance, Medicare supplement insurance, as well as several runoff blocks of accident and health insurance for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Net earned premiums:
Long-term care	$514	$494	$20	4%	$1,501	$1,453	$48	3%
Medicare supplement and other	88	83	5	6%	257	241	16	7%

Total	$602	$577	$25	4%	$1,758	$1,694	$64	4%

Annualized first-year premiums and deposits	$70	$69	$1	1%	$204	$196	$8	4%

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

Wealth management

The following table sets forth selected financial performance measures regarding our wealth management business as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Assets under management, beginning of period	$25,930	$19,548	$24,740	$18,865
Gross flows	1,565	1,354	5,430	4,191
Redemptions	(1,119)	(893)	(3,965)	(2,790)

Net flows	446	461	1,465	1,401
Market performance	(1,763)	1,151	(1,592)	894

Assets under management, end of period	$24,613	$21,160	$24,613	$21,160

Wealth Management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantavis Consulting, Inc. and the Altegris companies.

The increase in assets under management was attributable to the acquisition of Altegris on December 31, 2010, positive net flows and market growth, partially offset by unfavorable market performance during the three months ended September 30, 2011.

Retirement income

Fee-based products

The following table sets forth selected operating performance measures regarding our fee-based products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Income Distribution Series (1)
Account value, beginning of period	$6,606	$5,964	$6,590	$5,943
Deposits	30	131	180	445
Surrenders, benefits and product charges	(171)	(131)	(527)	(408)

Net flows	(141)	—	(347)	37
Interest credited and investment performance	(317)	370	(95)	354

Account value, end of period	$6,148	$6,334	$6,148	$6,334

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,012	$1,879	$2,078	$2,016
Deposits	4	20	24	72
Surrenders, benefits and product charges	(73)	(68)	(261)	(203)

Net flows	(69)	(48)	(237)	(131)
Interest credited and investment performance	(208)	162	(106)	108

Account value, net of reinsurance, end of period	$1,735	$1,993	$1,735	$1,993

Variable life insurance
Account value, beginning of period	$314	$279	$313	$298
Deposits	3	3	9	9
Surrenders, benefits and product charges	(12)	(10)	(34)	(28)

Net flows	(9)	(7)	(25)	(19)
Interest credited and investment performance	(33)	25	(16)	18

Account value, end of period	$272	$297	$272	$297

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

Income Distribution Series

Account value related to our Income Distribution Series products decreased from the prior year mainly attributable to unfavorable equity market performance and surrenders outpacing deposits. Beginning in the first quarter of 2011, we no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional variable annuities

In our traditional variable annuities, the decrease in account value from the prior year was driven by unfavorable equity market performance and surrenders outpacing deposits. Beginning in the first quarter of 2011, we no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable life insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Spread-based products

The following table sets forth selected operating performance measures regarding our spread-based products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Fixed annuities
Account value, beginning of period	$10,582	$11,117	$10,819	$11,409
Deposits	450	136	845	269
Surrenders, benefits and product charges	(345)	(376)	(1,154)	(992)

Net flows	105	(240)	(309)	(723)
Interest credited	88	95	265	286

Account value, end of period	$10,775	$10,972	$10,775	$10,972

Single premium immediate annuities
Account value, beginning of period	$6,384	$6,529	$6,528	$6,675
Premiums and deposits	77	116	247	311
Surrenders, benefits and product charges	(245)	(251)	(754)	(767)

Net flows	(168)	(135)	(507)	(456)
Interest credited	80	85	245	260
Effect of accumulated net unrealized investment gains (losses)	186	304	216	304

Account value, end of period	$6,482	$6,783	$6,482	$6,783

Structured settlements
Account value, net of reinsurance, beginning of period	$1,113	$1,115	$1,113	$1,115
Surrenders, benefits and product charges	(18)	(16)	(47)	(45)

Net flows	(18)	(16)	(47)	(45)
Interest credited	14	15	43	44

Account value, net of reinsurance, end of period	$1,109	$1,114	$1,109	$1,114

Total premiums from spread-based products	$22	$42	$62	$110

Total deposits on spread-based products	$505	$210	$1,030	$470

Fixed annuities

Account value of our fixed annuities increased for the three months ended September 30, 2011 as deposits exceeded surrenders but declined for the nine months ended September 30, 2011 as surrenders outpaced deposits. Sales have increased in the current year driven by a more competitive offering.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased from the prior year primarily related to a decline in net unrealized investment gains and payouts exceeding premiums and deposits. Sales have slowed given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

International segment

Segment results of operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$482	$453	$29	6%
Net investment income	141	121	20	17%
Net investment gains (losses)	30	8	22	NM (1)
Insurance and investment product fees and other	—	12	(12)	(100)%

Total revenues	653	594	59	10%

Benefits and expenses:
Benefits and other changes in policy reserves	156	120	36	30%
Acquisition and operating expenses, net of deferrals	188	192	(4)	(2)%
Amortization of deferred acquisition costs and intangibles	62	59	3	5%
Interest expense	15	11	4	36%

Total benefits and expenses	421	382	39	10%

Income before income taxes	232	212	20	9%
Provision for income taxes	79	49	30	61%

Net income	153	163	(10)	(6)%
Less: net income attributable to noncontrolling interests	36	39	(3)	(8)%

Net income available to Genworth Financial, Inc.’s common stockholders	117	124	(7)	(6)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(19)	(3)	(16)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$98	$121	$(23)	(19)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$73	$93	$(20)	(22)%
Lifestyle protection insurance	25	28	(3)	(11)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders:	$98	$121	$(23)	(19)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The three months ended September 30, 2011 included increases of $11 million and $3 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Our international mortgage insurance business decreased from higher overall taxes, losses and interest expense, partially offset by an increase in premiums.

•

Our lifestyle protection insurance business decreased attributable to a tax benefit in the prior year that did not recur and reduced levels of consumer lending, partially offset by a decrease in new claim registration resulting from improving economic conditions.

Revenues

Premiums

•	Our international mortgage insurance business increased $38 million and our lifestyle protection insurance business decreased $9 million.

•

The three months ended September 30, 2011 included increases of $28 million and $26 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily related to Australia from lower ceded affiliated reinsurance and increased policy cancellations in the current year. This increase was partially offset by lower premiums in Canada and Australia attributable to seasoning of our in-force blocks of business.

•

The decrease in our lifestyle protection insurance business was primarily attributable to an unfavorable adjustment in the current year related to the timing of receiving client data, our runoff block of business and a decrease in premium volume driven by continued reduced levels of consumer lending.

Net investment income

•	Our international mortgage insurance business increased $14 million and our lifestyle protection insurance business increased $6 million.

•

The three months ended September 30, 2011 included increases of $12 million and $2 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Excluding the effects of foreign exchange, our international mortgage insurance business was relatively flat as higher average invested assets were largely offset by lower investment yields.

•

The increase in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a higher gain position in the current year.

Net investment gains (losses)

•	Our international mortgage insurance business increased $26 million and our lifestyle protection insurance business decreased $4 million.

•	The three months ended September 30, 2011 included an increase of $5 million attributable to changes in foreign exchange rates for our international mortgage insurance business.

•	The increase in our international mortgage insurance business was primarily driven by net investment gains in Australia from the sale of securities in the current year.

•	The decrease in our lifestyle protection insurance business was principally attributable to lower gains on the sale of investments from portfolio repositioning activities.

Insurance and investment product fees and other

•	Our international mortgage and lifestyle protection insurance businesses both decreased $6 million.

•	The decrease in our international mortgage insurance business was mainly attributable to changes in foreign exchange rates on non-functional currency transactions.

•	The decrease in our lifestyle protection insurance business was mainly attributable to changes in foreign exchange rates on non-functional currency transactions.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $36 million and our lifestyle protection insurance business was flat.

•

The three months ended September 30, 2011 included increases of $13 million and $5 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Our international mortgage insurance business increased primarily driven by higher losses in Australia and Canada. In Australia, losses increased primarily as a result of higher new delinquencies from seasoning of our in-force block of business, regional economic pressures and a higher average reserve per delinquency driven by the aging of existing delinquent loans. These increases were partially offset by a decrease in reserves established for the economic impact of the flooding in Australia and lower paid claims. In Canada, losses increased primarily from higher paid claims and higher new delinquencies, particularly in Alberta, which have a higher average reserve per delinquency.

•

Excluding the effects of foreign exchange, our lifestyle protection insurance business decreased primarily driven by a decrease in claims reserves and claim payments from declining claim registrations.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage and lifestyle protection insurance businesses both decreased $2 million.

•

The three months ended September 30, 2011 included increases of $4 million and $15 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Our international mortgage insurance business decreased primarily as a result of higher net deferrable costs and lower overall expenses.

•

The decrease in our lifestyle protection insurance business was primarily driven by a decrease in paid commissions related to a decline in new business, partially offset by an increase in costs associated with a workforce reduction as part of a cost-saving initiative in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $6 million and our lifestyle protection insurance business decreased $3 million.

•

The three months ended September 30, 2011 included increases of $3 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Our international mortgage insurance business increased primarily as a result of higher amortization of deferred acquisition costs from the seasoning of our in-force blocks of business in Australia and Canada.

•	Our lifestyle protection insurance business decreased as a result of a favorable adjustment related to the timing of receiving client data and lower premium volume.

Interest expense

•	Our international mortgage insurance business increased $5 million and our lifestyle protection insurance business decreased $1 million.

•	The three months ended September 30, 2011 included an increase of $1 million attributable to changes in foreign exchange rates in our international mortgage insurance business.

•

The increase in our international mortgage insurance business was related to the issuance of debt in December 2010 by our majority-owned subsidiary in Canada and from the issuance of debt in June 2011 by our wholly-owned subsidiary in Australia.

Net income attributable to noncontrolling interests. The three months ended September 30, 2011 included an increase of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 34.1% for the three months ended September 30, 2011 from 23.1% for the three months ended September 30, 2010. This increase in the effective tax rate was primarily attributable to changes in uncertain Australian tax positions in the current year. The three months ended September 30, 2011 included increases of $8 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth the results of operations relating to our International segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$1,450	$1,452	$(2)	—%
Net investment income	436	380	56	15%
Net investment gains (losses)	42	18	24	133%
Insurance and investment product fees and other	15	17	(2)	(12)%

Total revenues	1,943	1,867	76	4%

Benefits and expenses:
Benefits and other changes in policy reserves	439	457	(18)	(4)%
Acquisition and operating expenses, net of deferrals	591	600	(9)	(2)%
Amortization of deferred acquisition costs and intangibles	201	198	3	2%
Interest expense	56	44	12	27%

Total benefits and expenses	1,287	1,299	(12)	(1)%

Income before income taxes	656	568	88	15%
Provision for income taxes	196	134	62	46%

Net income	460	434	26	6%
Less: net income attributable to noncontrolling interests	106	108	(2)	(2)%

Net income available to Genworth Financial, Inc.’s common stockholders	354	326	28	9%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(25)	(9)	(16)	(178)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$329	$317	$12	4%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
International mortgage insurance	$254	$265	$(11)	(4)%
Lifestyle protection insurance	75	52	23	44%

Total net operating income available to Genworth Financial, Inc.’s common stockholders:	$329	$317	$12	4%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

The nine months ended September 30, 2011 included increases of $29 million and $5 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Our international mortgage insurance business decreased from higher overall taxes, losses and interest expense, partially offset by higher investment income.

•

Our lifestyle protection insurance business increased as a result of lower new claim registrations from improving economic conditions and a favorable impact from our re-pricing actions taken in 2010, partially offset by reduced levels of consumer lending.

Revenues

Premiums

•	Our international mortgage insurance business increased $71 million and our lifestyle protection insurance business decreased $73 million.

•

The nine months ended September 30, 2011 included increases of $69 million and $39 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Excluding the effects of foreign exchange, our international mortgage insurance business was relatively flat. In Australia, premiums increased primarily from lower ceded affiliated reinsurance and increased policy cancellations in the current year. This increase was largely offset by lower premiums in Australia and Canada attributable to seasoning of our in-force blocks of business. In addition, premiums in Europe decreased as a result of lender settlements in the prior year and higher ceded reinsurance in the current year.

•

The decrease in our lifestyle protection insurance business was primarily attributable to our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending. These decreases were partially offset by re-pricing actions taken during 2010.

Net investment income

•	Our international mortgage insurance business increased $34 million and our lifestyle protection insurance business increased $22 million.

•

The nine months ended September 30, 2011 included increases of $28 million and $4 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business was primarily as a result of higher average invested assets in Australia and Canada, partially offset by lower investment yields in Canada.

•

The increase in our lifestyle protection insurance business was principally attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a higher gain position.

Net investment gains (losses)

•	Our international mortgage insurance business increased $29 million and our lifestyle protection insurance business decreased $5 million.

•	The nine months ended September 30, 2011 included an increase of $5 million attributable to changes in foreign exchange rates for our international mortgage insurance business.

•	The increase in our international mortgage insurance business was primarily driven by net investment gains in Australia from the sale of securities in the current year.

•	The decrease in our lifestyle protection insurance business was principally attributable to lower gains on the sale of investments from portfolio repositioning activities.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our international mortgage insurance business increased $40 million and our lifestyle protection insurance business decreased $58 million.

•

The nine months ended September 30, 2011 included increases of $30 million and $7 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

Our international mortgage insurance business increased primarily driven by higher losses in Australia and Canada. In Australia, losses increased primarily as a result of higher new delinquencies from seasoning of our in-force block of business, regional economic pressures and a higher average reserve per delinquency driven by the aging of existing delinquent loans. In Canada, losses increased primarily from higher paid claims and higher new delinquencies, particularly in Alberta, which have a higher average reserve per delinquency. These increases were partially offset by lower paid claims in Australia and lower losses in Europe related to lender settlements in the prior year and ongoing loss mitigation activities.

•	Our lifestyle protection insurance business decreased primarily driven by a decrease in claims reserves and claim payments from declining claim registrations.

Acquisition and operating expenses, net of deferrals

•	Our international mortgage insurance business increased $5 million and our lifestyle protection insurance business decreased $14 million.

•

The nine months ended September 30, 2011 included increases of $10 million and $24 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•	Excluding the effects of foreign exchange, our international mortgage insurance business decreased primarily as a result of higher deferrable costs and lower overall expenses.

•

The decrease in our lifestyle protection insurance business was driven by a decrease in paid commissions related to a decline in new business, partially offset by an increase in profit commissions driven by lower claims.

Amortization of deferred acquisition costs and intangibles

•	Our international mortgage insurance business increased $13 million and our lifestyle protection insurance business decreased $10 million.

•

The nine months ended September 30, 2011 included increases of $7 million and $6 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

•

The increase in our international mortgage insurance business resulted primarily from an increase related to software and higher amortization of deferred acquisition costs from the seasoning of our in-force blocks of business in Australia and Canada. This increase was partially offset by lower amortization in Europe as a result of lender settlements in the prior year.

•	The decrease in our lifestyle protection insurance business was primarily from lower premium volume.

Interest expense

•	Our international mortgage insurance business increased $17 million and our lifestyle protection insurance business decreased $5 million.

•	The nine months ended September 30, 2011 included an increase of $2 million attributable to changes in foreign exchange rates in our international mortgage insurance business.

•

The increase in our international mortgage insurance business was related to the issuance of debt in June and December 2010 by our majority-owned subsidiary in Canada and from the issuance of debt in June 2011 by our wholly-owned subsidiary in Australia.

•

The decrease in our lifestyle protection insurance business was due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year.

Net income attributable to noncontrolling interests. The nine months ended September 30, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 29.9% for the nine months ended September 30, 2011 from 23.6% for the nine months ended September 30, 2010. This increase in the effective tax rate was primarily attributable to changes in uncertain Australian tax positions and a Canadian legislative change in the current year, compared to an Australian tax legislative benefit in the prior year. The Canadian legislation change passed in June 2011 will eliminate the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. GAAP earnings as prior deductions for contributions to the fund lowered the effective tax rate on U.S. GAAP earnings. The nine months ended September 30, 2011 included an increases of $15 million and $1 million attributable to changes in foreign exchange rates for our international mortgage and lifestyle protection insurance businesses, respectively.

International selected operating performance measures

International mortgage insurance

The following tables set forth selected operating performance measures regarding our international mortgage insurance business as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Primary insurance in-force (1)	$548,100	$535,400	$12,700	2%
Risk in-force (1)	184,800	180,200	4,600	3%

(1)	Primary insurance in-force and risk in-force adjusted for the impact of quota share reinsurance in Europe were $547,300 million and $184,800 million, respectively, as of September 30, 2011.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
New insurance written	$15,400	$15,000	$400	3%	$45,900	$43,800	$2,100	5%
Net premiums written	261	233	28	12%	690	614	76	12%
Net earned premiums	273	235	38	16%	803	732	71	10%

Primary insurance in-force and risk in-force

Our businesses in Australia, New Zealand and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia, New Zealand and Canada. For the three and nine months ended September 30, 2011 and 2010, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written in Canada and Australia partially offset by higher cancellations in Australia and loss mitigation activities in Europe during 2010. Primary insurance in-force and risk in-force included decreases of $4.3 billion and $1.3 billion, respectively, attributable to changes in foreign exchange rates as of September 30, 2011.

New insurance written

For the three months ended September 30, 2011, excluding the effects of foreign exchange, new insurance written decreased primarily as a result of declines in flow new insurance written in Canada, Australia and Europe. In Canada, the decrease was attributable to a smaller mortgage originations market. In Australia, the decrease was related to a share shift among bank distributors in the mortgage originations market. In Europe, flow new insurance written declined due to lower volume from existing lenders. Bulk transactions also decreased in Australia in the current year. The three months ended September 30, 2011 included an increase of $1.7 billion attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2011, excluding the effects of foreign exchange, new insurance written decreased primarily as a result of declines in flow new insurance written in Australia, Canada and Europe. In Australia and Canada, the decrease was primarily attributable to smaller mortgage originations markets. In Europe, flow new insurance written declined due to lower volume from existing lenders. The decrease in flow new insurance written was partially offset by increases in bulk transactions in Europe, Canada and Australia in the current year. The nine months ended September 30, 2011 included an increase of $4.5 billion attributable to changes in foreign exchange rates.

Net premiums written and net earned premiums

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2011, our unearned premium reserves were $2.9 billion, including a decrease of $25 million attributable to changes in foreign exchange rates, compared to $3.0 billion as of September 30, 2010. Our unearned premium reserves decreased primarily related to seasoning of our in-force blocks of business.

For the three months ended September 30, 2011, excluding the effects of foreign exchange, net premiums written were relatively flat. Net premiums written increased in Australia from higher average price, increased business volume with higher loan-to-value and lower ceded affiliated reinsurance premiums, partially offset by lower bulk transactions in the current year. In Canada, net premiums decreased as a result of lower business volume with loan-to-value ratios of more than 90%, partially offset by higher average price. Net premiums written in Europe decreased as a result of lower volume from existing lenders and higher ceded reinsurance in the current year. The three months ended September 30, 2011 included an increase of $27 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2011, net premiums written increased. Net premiums written increased in Australia from higher average price, bulk new insurance written and lower ceded affiliated reinsurance premiums in the current year. In Canada and Europe, net premiums written increased from bulk new insurance written in the current year. These increases were partially offset by lower volume from existing lenders and higher ceded reinsurance in Europe in the current year. The nine months ended September 30, 2011 included an increase of $60 million attributable to changes in foreign exchange rates.

For the three months ended September 30, 2011, net earned premiums increased primarily related to Australia from lower ceded affiliated reinsurance and increased policy cancellations in the current year. This increase was partially offset by lower premiums in Canada and Australia attributable to seasoning of our in-force blocks of business. The three months ended September 30, 2011 included an increase of $28 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2011, excluding the effects of foreign exchange, net earned premiums were relatively flat. In Australia, premiums increased primarily from lower ceded affiliated reinsurance and increased policy cancellations in the current year. This increase was largely offset by lower premiums in both Canada and Australia attributable to seasoning of our in-force blocks of business. In addition, premiums in Europe decreased as a result of lender settlements in the prior year and higher ceded reinsurance in the current year. The nine months ended September 30, 2011 included an increase of $69 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our international mortgage insurance business for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Loss ratio	43%	35%	8%	42%	40%	2%
Expense ratio	30%	31%	(1)%	34%	35%	(1)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio for the three and nine months ended September 30, 2011 was primarily attributable to higher losses in Australia and Canada. In Australia, the loss ratio increased primarily from higher reserves as a result of higher new delinquencies from the seasoning of our in-force block of business, regional economic pressures and a higher average reserve per delinquency driven by aging of existing delinquent loans. In Canada, losses increased primarily from higher paid claims and higher new delinquencies, particularly in certain submarkets in Alberta, which have a higher average reserve per delinquency. These increases were partially offset by lower losses in Europe related to lender settlements in the prior year and ongoing loss mitigation activities.

The decrease in the expense ratio for the three and nine months ended September 30, 2011 was primarily attributable to an increase in net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010
Primary insurance:
Insured loans in-force	2,994,958	2,986,059	2,948,710
Delinquent loans	22,950	21,082	22,078
Percentage of delinquent loans (delinquency rate)	0.77%	0.71%	0.75%

Flow loan in-force	2,481,775	2,468,354	2,454,401
Flow delinquent loans	19,126	17,684	19,384
Percentage of flow delinquent loans (delinquency rate)	0.77%	0.72%	0.79%

Bulk loans in-force	513,183	517,705	494,309
Bulk delinquent loans (1)	3,824	3,398	2,694
Percentage of bulk delinquent loans (delinquency rate)	0.75%	0.66%	0.55%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,804 as of September 30, 2011, 3,376 as of December 31, 2010 and 2,674 as of September 30, 2010.

Flow and bulk loans in-force increased primarily from growth in Canada, partially offset by a decrease in Australia due to policy cancellations during the current year. Delinquent loans increased from higher delinquencies in Australia and Europe as a result of the seasoning of our in-force blocks of business and regional economic pressures, partially offset by lower delinquencies in Canada.

Lifestyle protection insurance

The following table sets forth selected operating performance measures regarding our lifestyle protection insurance business and other related consumer protection insurance products for the periods indicated:

Three months ended September 30,	Increase (decrease) and percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Lifestyle protection insurance gross written premiums, premium equivalents and deposits	$438	$438	$—	—%	$1,330	$1,299	$31	2%
Net earned premiums	209	218	(9)	(4)%	647	720	(73)	(10)%

Gross written premiums, premium equivalents and deposits

Excluding the effects of foreign exchange, gross written premiums, premium equivalents and deposits, gross of ceded reinsurance and cancellations, declined as our re-pricing initiatives were more than offset by reduced levels of consumer lending. The three and nine months ended September 30, 2011 included increases of $47 million and $74 million, respectively, attributable to changes in foreign exchange rates.

Net earned premiums

For the three months ended September 30, 2011, the decrease was primarily attributable to an unfavorable adjustment in the current year related to the timing of receiving client data, our runoff block of business and a decrease in premium volume driven by continued reduced levels of consumer lending. The three months ended September 30, 2011, included an increase of $26 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2011, the decrease was primarily attributable to our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending. These decreases were partially offset by re-pricing actions taken during 2010. The nine months ended September 30, 2011 included an increase of $39 million attributable to changes in foreign exchange rates.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$140	$149	$(9)	(6)%
Net investment income	29	28	1	4%
Net investment gains (losses)	2	15	(13)	(87)%
Insurance and investment product fees and other	—	3	(3)	(100)%

Total revenues	171	195	(24)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	251	391	(140)	(36)%
Acquisition and operating expenses, net of deferrals	37	28	9	32%
Amortization of deferred acquisition costs and intangibles	4	6	(2)	(33)%

Total benefits and expenses	292	425	(133)	(31)%

Loss before income taxes	(121)	(230)	109	47%
Benefit for income taxes	(44)	(89)	45	51%

Net loss available to Genworth Financial, Inc.’s common stockholders	(77)	(141)	64	45%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(2)	(11)	9	82%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(79)	$(152)	$73	48%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to lower new delinquencies in the current year and a reserve strengthening in the prior year that did not recur.

Revenues

Premiums decreased driven by lower insurance in-force as a result of a smaller mortgage insurance origination market and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by benefits associated with our previously implemented rate increases.

Net investment income was relatively flat as a current year preferred stock dividend was largely offset by lower average invested assets and lower yield from holding higher cash balances.

The decrease in net investment gains was primarily driven by lower gains on the sale of investments from portfolio repositioning activities.

Insurance and investment product fees and other income decreased mainly attributable to changes in foreign exchange rates on non-functional currency transactions.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $149 million partially offset by an increase in net paid claims of $9 million. The decrease in change in reserves was primarily driven by lower new delinquencies in the current year and a reserve adjustment in the prior year that did not recur. In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. The increase in net paid claims was attributable to lower benefits from our captive reinsurance arrangements, partially offset by lower claim counts and lower average claim payments reflecting lower loan balances.

Acquisition and operating expenses increased primarily from an increase in costs associated with a workforce reduction as part of a cost–saving initiative in the current year and a favorable adjustment in the prior year that did not recur.

Benefit for income taxes. The effective tax rate decreased to 36.4% for the three months ended September 30, 2011 from 38.7% for the three months ended September 30, 2010. This decrease in the effective tax rate was primarily attributable to tax favored investment benefits in relation to pre-tax results in the current year compared to the prior year.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine month ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Premiums	$424	$444	$(20)	(5)%
Net investment income	88	89	(1)	(1)%
Net investment gains (losses)	4	16	(12)	(75)%
Insurance and investment product fees and other	2	8	(6)	(75)%

Total revenues	518	557	(39)	(7)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,056	803	253	32%
Acquisition and operating expenses, net of deferrals	106	95	11	12%
Amortization of deferred acquisition costs and intangibles	12	13	(1)	(8)%

Total benefits and expenses	1,174	911	263	29%

Loss before income taxes	(656)	(354)	(302)	(85)%
Benefit for income taxes	(246)	(137)	(109)	(80)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(410)	(217)	(193)	(89)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(3)	(11)	8	73%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(413)	$(228)	$(185)	(81)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to the reserve strengthening in the second quarter of 2011 from a decline in the cure rates and aging of existing delinquent loans.

Revenues

Premiums decreased driven by lower insurance in-force as a result of a smaller mortgage insurance origination market and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by the benefit of previously implemented rate increases and less policy coverage rescission activity.

Net investment income was relatively flat as lower average invested assets and lower yield from holding higher cash balances was largely offset by a preferred stock dividend in the current year.

The decrease in net investment gains was primarily driven by lower gains on the sale of investments from portfolio repositioning activities.

Insurance and investment product fees and other income decreased mainly attributable to changes in foreign exchange rates on non-functional currency transactions and the commutation of a captive trust in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in change in reserves of $452 million, partially offset by a decrease in net paid claims of $199 million. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of this reserve strengthening, approximately $102 million was associated with worsening trends experienced through the second quarter of 2011. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional layer of reserve strengthening of approximately $197 million in the second quarter of 2011 bringing the total reserve strengthening to $299 million. These increases were partially offset by lower new delinquencies in the current year. In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. The decrease in net paid claims was primarily driven by lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements. The prior year also included a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million that did not recur.

Acquisition and operating expenses increased primarily from an increase in costs associated with a workforce reduction as part of a cost–saving initiative in the current year and a favorable adjustment in the prior year that did not recur.

Benefit for income taxes. The effective tax rate decreased to 37.5% for the nine months ended September 30, 2011 from 38.7% for the nine months ended September 30, 2010. This decrease in the effective tax rate was primarily attributable to tax favored investment benefits in relation to pre-tax results in the current year compared to the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Primary insurance in-force	$119,200	$129,100	$(9,900)	(8)%
Risk in-force	28,000	30,000	(2,000)	(7)%

Three months ended September 30,	Increase (decrease) and percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
New insurance written	$2,700	$2,700	$—	—%	$7,000	$6,600	$400	6%
Net premiums written	143	148	(5)	(3)%	430	442	(12)	(3)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of rescission and other loss mitigation actions, as well as a smaller mortgage insurance market in the current year. Risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards as well as a weak housing market and reduced mortgage credit liquidity. Flow persistency was 86% for the nine months ended September 30, 2011 and 2010.

New insurance written

For the three months ended September 30, 2011, new insurance written remained flat as a slight increase in our mortgage insurance market share following the exit of several competitors from the market was offset by a decline in mortgage originations. For the nine months ended September 30, 2011, new insurance written increased primarily driven by an increase in the overall mortgage insurance market following FHA pricing changes.

Net premiums written

For the three months ended September 30, 2011, net premiums written decreased due to lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by a slight increase in our mortgage insurance market share following the exit of several competitors from the market. For the nine months ended September 30, 2011, net premiums written decreased due to lower reinsurance premiums, partially offset by higher new insurance written as a result of an overall increase in the mortgage insurance market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Loss ratio	181%	263%	(82)%	249%	181%	68%
Expense ratio	29%	23%	6%	27%	24%	3%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three months ended September 30, 2011 decreased primarily driven by lower new delinquencies in the current year and a reserve adjustment in the prior year that did not recur. In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. The increase in net paid claims was attributable to lower benefits from our captive reinsurance arrangements, partially offset by lower claim counts and lower average claim payments reflecting lower loan balances.

The loss ratio for the nine months ended September 30, 2011 increased primarily attributable to a reserve strengthening of $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of this reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional layer of reserve strengthening of approximately $197 million in the second quarter of 2011 bringing the total reserve strengthening to $299 million. In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. These increases were partially offset by lower new delinquencies and a decrease in paid claims attributable to lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements. The nine months ended September 30, 2010 also included a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million.

The expense ratio increased for the three and nine months ended September 30, 2011 primarily from an increase in costs associated with a workforce reduction as part of a cost-saving initiative and a favorable adjustment in the prior year that did not recur, as well as lower written premiums.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010
Primary insurance:
Insured loans in-force	733,383	781,024	802,090
Delinquent loans	88,020	95,395	98,613
Percentage of delinquent loans (delinquency rate)	12.00%	12.21%	12.29%

Flow loan in-force	648,242	687,964	705,754
Flow delinquent loans	84,910	92,225	95,567
Percentage of flow delinquent loans (delinquency rate)	13.10%	13.41%	13.54%

Bulk loans in-force	85,141	93,060	96,336
Bulk delinquent loans (1)	3,110	3,170	3,046
Percentage of bulk delinquent loans (delinquency rate)	3.65%	3.41%	3.16%

A minus and sub-prime loans in-force	71,097	77,822	80,774
A minus and sub-prime loans delinquent loans	20,347	22,827	23,882
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	28.62%	29.33%	29.57%

Pool insurance:
Insured loans in-force	16,574	17,880	18,759
Delinquent loans	957	989	939
Percentage of delinquent loans (delinquency rate)	5.77%	5.53%	5.01%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,604 as of September 30, 2011, 1,713 as of December 31, 2010 and 1,439 as of September 30, 2010.

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

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2011
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	21,458	$201	$854	24%
4 – 11 payments	24,252	646	1,082	60%
12 payments or more	39,200	1,380	1,925	72%

Total	84,910	$2,227	$3,861	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2010
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	24,104	$152	$959	16%
4 – 11 payments	33,635	754	1,546	49%
12 payments or more	34,486	1,142	1,757	65%

Total	92,225	$2,048	$4,262	48%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2011	Percent of total reserves as of September 30, 2011 (1)	Delinquency rate
			September 30, 2011	December 31, 2010	September 30, 2010
By Region:
Southeast (2)	22%	35%	16.80%	16.79%	16.94%
South Central (3)	16	11	9.95%	11.00%	11.19%
Northeast (4)	14	12	12.30%	11.66%	11.15%
North Central (5)	12	12	11.79%	11.51%	11.52%
Pacific (6)	11	13	12.99%	14.39%	15.13%
Great Lakes (7)	9	7	8.83%	8.92%	8.99%
Plains (8)	6	3	7.80%	8.14%	7.96%
New England (9)	5	3	10.81%	10.71%	11.04%
Mid-Atlantic (10)	5	4	10.37%	10.67%	10.80%

Total	100%	100%	12.00%	12.21%	12.29%

(1)	Total reserves were $2,486 million as of September 30, 2011.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

	Percent of primary risk in-force as of September 30, 2011	Percent of total reserves as of September 30, 2011 (1)	Delinquency rate
			September 30, 2011	December 31, 2010	September 30, 2010
By State:
Florida	7%	24%	28.93%	28.31%	28.59%
Texas	7%	3%	7.84%	8.71%	8.83%
New York	7%	5%	10.28%	9.76%	9.34%
California	6%	6%	11.62%	13.99%	15.16%
Illinois	5%	7%	16.54%	15.79%	15.66%
Georgia	4%	4%	14.76%	16.16%	16.88%
North Carolina	4%	3%	11.55%	11.23%	11.25%
New Jersey	4%	5%	18.20%	17.30%	16.54%
Pennsylvania	4%	2%	11.47%	10.94%	10.48%
Ohio	3%	2%	8.39%	8.19%	7.83%

(1)	Total reserves were $2,486 million as of September 30, 2011.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2011:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2000 and prior	7.83%	1.3%	$1,770	1.5%	$453	1.6%
2001	7.60%	0.7	895	0.8	225	0.8
2002	6.65%	1.5	2,171	1.8	538	2.0
2003	5.65%	3.7	8,887	7.5	1,501	5.4
2004	5.88%	4.3	5,684	4.8	1,299	4.7
2005	5.98%	12.6	9,344	7.8	2,414	8.7
2006	6.48%	19.5	12,687	10.6	3,111	11.2
2007	6.55%	39.7	28,226	23.7	6,962	25.1
2008	6.14%	16.0	26,138	21.9	6,498	23.4
2009	5.08%	0.4	7,655	6.4	1,347	4.9
2010	4.66%	0.3	8,875	7.4	1,837	6.6
2011	4.58%	—	6,914	5.8	1,555	5.6

Total portfolio	6.04%	100.0%	$119,246	100.0%	$27,740	100.0%

(1)	Total reserves were $2,486 million as of September 30, 2011.

Corporate and Other

Results of operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Net investment income	$28	$36	$(8)	(22)%
Net investment gains (losses)	(78)	25	(103)	NM (1)
Insurance and investment product fees and other	—	7	(7)	(100)%

Total revenues	(50)	68	(118)	(174)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Interest credited	32	38	(6)	(16)%
Acquisition and operating expenses, net of deferrals	1	(2)	3	150%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%
Interest expense	82	77	5	6%

Total benefits and expenses	120	117	3	3%

Loss before income taxes	(170)	(49)	(121)	NM (1)
Benefit for income taxes	(82)	(14)	(68)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	(88)	(35)	(53)	(151)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	53	(16)	69	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(35)	$(51)	$16	31%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a lower net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of higher tax benefits, partially offset by higher interest expense and operating expenses and a decrease in net investment income and other fee income.

Revenues

Lower investment income was primarily driven by the elimination of an affiliated preferred stock dividend in the current year and a decline in average invested assets.

Net investment losses increased primarily related to derivative activity associated with certain consolidated securitization entities and a $22 million contingent purchase price valuation adjustment in the current year related to the purchase of Altegris in 2010.

Insurance and investment product fees and other decreased mainly attributable to changes in foreign exchange rates on non-functional currency transactions.

Benefits and expenses

The decrease in interest credited was attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

Operating expenses increased as a result of higher unallocated expenses to the operating segments in the current year.

Interest expense increased related to the debt issuances in November 2010 and March 2011, partially offset by debt payments in June 2011.

The increase in the income tax benefit was primarily related to lower pre-tax results in the current year as compared to the prior year.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2011 vs. 2010
Revenues:
Net investment income	$97	$80	$17	21%
Net investment gains (losses)	(86)	(59)	(27)	(46)%
Insurance and investment product fees and other	3	7	(4)	(57)%

Total revenues	14	28	(14)	(50)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	1	—	—%
Interest credited	96	112	(16)	(14)%
Acquisition and operating expenses, net of deferrals	(4)	15	(19)	(127)%
Amortization of deferred acquisition costs and intangibles	10	11	(1)	(9)%
Interest expense	250	217	33	15%

Total benefits and expenses	353	356	(3)	(1)%

Loss before income taxes	(339)	(328)	(11)	(3)%
Benefit for income taxes	(98)	(222)	124	56%

Net loss available to Genworth Financial, Inc.’s common stockholders	(241)	(106)	(135)	(127)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	57	37	20	54%
Net tax benefit related to separation from our former parent	—	(106)	106	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(184)	$(175)	$(9)	(5)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year increased primarily as a result of lower tax benefits and higher interest expense, partially offset by an increase in net investment income and lower operating expenses.

Revenues

Higher investment income was primarily driven by the improved performance of limited partnership investments accounted for under the equity method. Net investment income included $4 million of gains related to limited partnerships during the nine months ended September 30, 2011 compared to losses of $21 million during the nine months ended September 30, 2010. The increase was partially offset by a decline in average invested assets.

Net investment losses increased mainly related to derivative activity associated with certain consolidated securitization entities and a $23 million contingent purchase price valuation adjustment in the current year related to the purchase of Altegris in 2010.

Insurance and investment product fees and other decreased mainly attributable to changes in foreign exchange rates on non-functional currency transactions.

Benefits and expenses

The decrease in interest credited was attributable to lower interest rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities.

Operating expenses decreased as a result of higher allocated expenses to the operating segments in the current year.

Interest expense increased related to the debt issuances in June and November 2010 and March 2011, partially offset by debt payments in June 2011.

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

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2011		2010		2011 vs. 2010
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$669	5.0%	$658	—%	$11
Fixed maturity securities—non-taxable	3.8%	8	4.3%	14	(0.5)%	(6)
Commercial mortgage loans	5.6%	89	5.4%	95	0.2%	(6)
Restricted commercial mortgage loans related to securitization entities	10.1%	11	7.6%	10	2.5%	1
Equity securities	3.4%	3	6.8%	4	(3.4)%	(1)
Other invested assets	13.2%	42	9.1%	24	4.1%	18
Restricted other invested assets related to securitization entities	0.2%	—	0.3%	1	(0.1)%	(1)
Policy loans	7.7%	30	7.6%	28	0.1%	2
Cash, cash equivalents and short-term investments	1.4%	12	0.5%	6	0.9%	6

Gross investment income before expenses and fees	5.0%	864	4.8%	840	0.2%	24
Expenses and fees	(0.1)%	(22)	(0.1)%	(25)	—%	3

Net investment income	4.9%	$842	4.7%	$815	0.2%	$27

	Nine months ended September 30,				Increase (decrease)
	2011		2010		2011 vs. 2010
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$2,032	5.0%	$1,930	—%	$102
Fixed maturity securities—non-taxable	4.1%	29	4.3%	46	(0.2)%	(17)
Commercial mortgage loans	5.6%	273	5.6%	298	—%	(25)
Restricted commercial mortgage loans related to securitization entities	8.5%	30	7.4%	30	1.1%	—
Equity securities	6.1%	16	8.4%	11	(2.3)%	5
Other invested assets	13.3%	131	7.0%	61	6.3%	70
Restricted other invested assets related to securitization entities	0.2%	—	0.5%	2	(0.3)%	(2)
Policy loans	7.8%	89	7.6%	83	0.2%	6
Cash, cash equivalents and short-term investments	0.9%	24	0.4%	15	0.5%	9

Gross investment income before expenses and fees	5.1%	2,624	4.8%	2,476	0.3%	148
Expenses and fees	(0.1)%	(71)	(0.1)%	(73)	—%	2

Net investment income	5.0%	$2,553	4.7%	$2,403	0.3%	$150

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended September 30, 2011, the increase in overall weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method. Net investment income for the three months ended September 30, 2011 included $10 million of higher gains related to limited partnerships as compared to the three months ended September 30, 2010.

For the nine months ended September 30, 2011, the increase in overall weighted-average investment yields was primarily attributable to the improved performance of limited partnerships accounted for under the equity method and $17 million of higher bond calls and prepayments in the current year. Net investment income for the nine months ended September 30, 2011 included $32 million of gains related to limited partnerships as compared to $23 million of losses for the nine months ended September 30, 2010.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2011	2010	2011	2010
Available-for-sale securities:
Realized gains	$59	$38	$113	$114
Realized losses	(23)	(35)	(88)	(109)

Net realized gains (losses) on available-for-sale securities	36	3	25	5

Impairments:
Total other-than-temporary impairments	(39)	(7)	(98)	(108)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(13)	(30)	(16)	(60)

Net other-than-temporary impairments	(52)	(37)	(114)	(168)

Trading securities	11	23	36	25
Commercial mortgage loans	3	(9)	4	(31)
Net gains (losses) related to securitization entities	(57)	30	(52)	(6)
Derivative instruments	(76)	94	(101)	48
Contingent purchase price valuation change	(22)	—	(23)	—
Other	—	1	—	23

Net investment gains (losses)	$(157)	$105	$(225)	$(104)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

•

We recorded $52 million of net other-than-temporary impairments for the three months ended September 30, 2011 as compared to $37 million for the three months ended September 30, 2010. Of total impairments for the three months ended September 30, 2011 and 2010, $10 million and $26 million, respectively, related to structured securities, including $5 million and $18 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For the three months ended September 30, 2011 and 2010, we recorded $42 million and $8 million, respectively, of impairments related to corporate securities. For the three months ended September 30, 2010, we also recorded $2 million of impairments related to commercial mortgage loans.

•

Net investment losses related to derivatives of $76 million for the three months ended September 30, 2011 were primarily due to $117 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs and $69 million of losses from the change in value of our credit default swaps due to widening credit spreads. These losses were partially offset by $49 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurances business, $28 million of gains related to embedded derivatives associated with certain reinsurance agreements, $20 million of gains from derivatives used to mitigate foreign subsidiary macroeconomic and currency risk, $9 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position and $4 million of gains in other non-qualified interest rate swaps. Net investment gains related to derivatives of $94 million for the three months ended September 30, 2010 were primarily related to $66 million of gains from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of gains from the change in value of our credit default swaps due to narrowing credit spreads, $9 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business, $2 million of gains related to embedded derivatives associated with certain reinsurance agreements and $1 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position. These gains were partially offset by $6 million of losses from foreign currency forward contracts.

•

Net gains related to the sale of available-for-sale securities were $36 million during the three months ended September 30, 2011 compared to net gains of $3 million during the three months ended September 30, 2010. We recorded $57 million of net losses related to securitization entities during the three months ended September 30, 2011 compared to $30 million of net gains in the three months ended September 30, 2010 primarily associated with derivatives. During the three months ended September 30, 2011, we recorded a $22 million contingent purchase price valuation adjustment related to the purchase of Altegris in 2010. We recorded $12 million of lower net gains related to trading securities during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. We also recorded $3 million of gains related to commercial mortgage loans during the three months ended September 30, 2011 attributable to a decrease in the allowance compared to $9 million of losses during the three months ended September 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2011 and 2010 was $263 million from the sale of 94 securities and $275 million from the sale of 100 securities, respectively, which was approximately 93% and 89% of book value for the three months ended September 30, 2011 and 2010, respectively. The loss on sales of securities in the three months ended September 30, 2011 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the third quarter of 2011 included one U.S. corporate security that was sold for a total loss of $4 million related to portfolio repositioning activities. The securities sold at a loss in the third quarter of 2010 included one U.S corporate security that was sold for a total loss of $6 million, one municipal bond that was sold for a total loss of $6 million and one collateralized mortgage obligation security that was sold for a total loss of $5 million.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

•

We recorded $114 million of net other-than-temporary impairments for the nine months ended September 30, 2011 as compared to $168 million for the nine months ended September 30, 2010. Of total impairments for the nine months ended September 30, 2011 and 2010, $48 million and $131 million, respectively, related to structured securities, including $29 million and $77 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $56 million and $13 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, we recorded $5 million and $7 million, respectively, of impairments related to commercial mortgage loans and $2 million and $10 million, respectively, of impairments related to limited partnership investments. For the nine months ended September 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment. For the nine months ended September 30, 2010, we also recorded $6 million of impairments related to financial hybrid securities.

•

Net investment losses related to derivatives of $101 million for the nine months ended September 30, 2011 were primarily due to $137 million of losses from the change in value of the embedded derivative liabilities exceeding the change in value of the derivative instruments used for mitigating the risk of embedded derivative liabilities associated with our variable annuity products with GMWBs and $67 million of losses from the change in value of our credit default swaps due to widening credit spreads. These losses were partially offset by $49 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurances business, $26 million of gains related to embedded derivatives associated with certain reinsurance agreements, $14 million of gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position, $7 million of gains from derivatives used to mitigate foreign subsidiary macroeconomic risk and $7 million of gains in other non-qualified interest rate swaps. Net investment gains related to derivatives of $48 million for the nine months ended September 30, 2010 were primarily related to $31 million of gains from the change in value of derivative instruments used for mitigating the risk of embedded derivative liabilities exceeding the change in value of the embedded derivative liabilities associated with our variable annuity products with GMWBs, which included a reduction in the GMWB valuation as a result of changes in the non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives. The increase also included $22 million of ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business and $4 million of gains related to embedded derivatives associated with certain reinsurance agreements. These gains were partially offset by $5 million of losses from the change in value of our credit default swaps due to widening credit spreads and $4 million of losses related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

Net gains related to the sale of available-for-sale securities were $25 million during the nine months ended September 30, 2011 compared to net gains of $5 million during the nine months ended September 30, 2010. We recorded $46 million of higher net losses related to securitization entities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily associated with derivatives. We also recorded $4 million of gains related to commercial mortgage loans during the nine months ended September 30, 2011 attributable to a decrease in the allowance compared to $31 million of losses during the nine months ended September 30, 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. During the nine months ended September 30, 2011, we recorded a $23 million contingent purchase price valuation adjustment related to the purchase of Altegris in 2010. We recorded $11 million of higher gains related to trading securities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2011 and 2010 was $954 million from the sale of 231 securities and $1,691 million from the sale of 285 securities, respectively, which was approximately 93% and 94%, respectively, of book value. The loss on sales of securities in the nine months ended September 30, 2011 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the nine months ended September 30, 2011 included two U.S. corporate securities that were sold for a total loss of $11 million in the first quarter of 2011, one foreign corporate security that was sold for a total loss of $11 million in the second quarter of 2011 and one U.S. corporate security was sold for a total loss of $4 million in the third quarter of 2011 related to portfolio repositioning activities. The securities sold at a loss during the nine months ended September 30, 2010 included one non-U.S. government security that was sold for a total loss of $7 million in the first quarter of 2010, one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2010 related to portfolio repositioning activities, and one U.S. corporate security, one municipal bond and one collateralized mortgage obligation security that were sold for total losses of $6 million, $6 million and $5 million, respectively, in the third quarter of 2010 related to portfolio repositioning activities.

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

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,181	59%	$42,526	59%
Private	12,635	17	12,657	18
Commercial mortgage loans	6,271	8	6,718	9
Other invested assets	5,626	7	3,854	5
Policy loans	1,556	2	1,471	2
Restricted commercial mortgage loans related to securitization entities	430	1	507	1
Restricted other invested assets related to securitization entities	377	1	372	1
Equity securities, available-for-sale	354	—	332	1
Cash and cash equivalents	3,648	5	3,132	4

Total cash, cash equivalents and invested assets	$76,078	100%	$71,569	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2011, approximately 4% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterpris	$3,973	$853	$—	$(1)	$—	$4,825
Tax-exempt (1)	753	24	—	(84)	—	693
Government—non-U.S.	1,990	178	—	(3)	—	2,165
U.S. corporate (2)	23,218	2,461	15	(324)	(2)	25,368
Corporate—non-U.S.	13,138	768	—	(201)	—	13,705
Residential mortgage-backed (3)	5,392	446	10	(267)	(201)	5,380
Commercial mortgage-backed	3,613	161	6	(199)	(38)	3,543
Other asset-backed (3)	2,202	23	—	(87)	(1)	2,137

Total fixed maturity securities	54,279	4,914	31	(1,166)	(242)	57,816
Equity securities	357	15	—	(18)	—	354

Total available-for-sale securities	$54,636	$4,929	$31	$(1,184)	$(242)	$58,170

(1)	Fair value included municipal bonds of $434 million related to special revenue bonds, $228 million related to general obligation bonds and $31 million related to other municipal bonds.
(2)	Fair value included municipal bonds of $581 million related to special revenue bonds and $392 million related to general obligation bonds.
(3)	Fair value included $379 million collateralized by sub-prime residential mortgage loans and $305 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $2.6 billion primarily due to the decline in interest rates, partially offset by an increase in the value of the U.S. dollar.

The majority of our unrealized losses were related to securities held within our Retirement and Protection segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $89 million and $128 million as of September 30, 2011 and December 31, 2010, respectively.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan- to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,908	816	50%	$13	6
2005	1,397	307	64%	3	1
2006	1,244	274	71%	16	1
2007	1,203	185	71%	—	1
2008	269	56	75%	4	1
2009	—	—	—%	—	—
2010	102	17	63%	—	—
2011	198	35	65%	—	—

Total	$6,321	1,690	63%	$36	10

(1)	Represents weighted-average loan-to-value as of September 30, 2011.

	December 31, 2010
(Dollar amounts in millions)	Total recorded investment (1)	Number of loans	Loan- to-value (2)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$2,167	908	51%	$21	6
2005	1,457	312	65%	—	—
2006	1,417	283	73%	9	1
2007	1,347	193	79%	9	2
2008	280	58	77%	11	2
2009	—	—	—%	—	—
2010	104	17	58%	—	—

Total	$6,772	1,771	65%	$50	11

(1)	Re-presented to include $4 million of net premium/discount on our commercial mortgage loans.
(2)	Represents weighted-average loan-to-value as of December 31, 2010.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$57	$59
Charge-offs	—	(5)
Recoveries	—	—
Provision	(3)	—

Ending balance	$54	$54

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$54	$54

Recorded investment:
Ending balance	$6,321	$6,321

Ending balance of individually impaired loans	$13	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,308	$6,308

The charge-offs during 2011 were related to individually impaired commercial mortgage loans.

The following table presents the activity in the allowance for losses as of or for the periods indicated:

(Amounts in millions)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning balance	$70	$48
Provision	5	27
Release (1)	(13)	(13)

Ending balance	$62	$62

(1)	Included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

Restricted commercial mortgage loans related to securitization entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	September 30, 2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan- to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$432	183	41%	$3	2

Total	$432	183	41%	$3	2

(1)	Represents weighted-average loan-to-value as of September 30, 2011.

	December 31, 2010
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan- to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$509	202	43%	$—	—

Total	$509	202	43%	$—	—

(1)	Represents weighted-average loan-to-value as of December 31, 2010.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2011		December 31, 2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$2,415	43%	$1,047	27%
Derivatives counterparty collateral	1,733	31	794	21
Trading securities	639	11	677	18
Limited partnerships	355	6	340	9
Securities lending collateral	204	4	772	20
Short-term investments	174	3	139	3
Other investments	106	2	85	2

Total other invested assets	$5,626	100%	$3,854	100%

Our investments in derivatives and derivative counterparty collateral increased primarily attributable to the long-term interest rate environment, partially offset by the maturity of the swap arrangements associated with the maturity of ¥57.0 billion of senior notes in June 2011. Securities lending collateral decreased primarily due to no longer recording the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets and a decrease in demand for the securities lending program in the United States.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	September 30, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$3,896	$(4,021)	$12,230
Forward bond purchase commitments	Notional	—	504	—	504
Inflation indexed swaps	Notional	525	19	—	544
Foreign currency swaps	Notional	491	—	(491)	—

Total cash flow hedges		13,371	4,419	(4,512)	13,278

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(698)	1,066
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(698)	1,151

Total derivatives designated as hedges		15,220	4,419	(5,210)	14,429

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	1,310	(1,769)	7,222
Equity return swaps	Notional	208	362	(229)	341
Interest rate swaps related to securitization entities	Notional	129	—	(9)	120
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(200)	1,110
Credit default swaps related to securitization entities	Notional	317	—	—	317
Equity index options	Notional	744	521	(795)	470
Financial futures	Notional	3,937	4,737	(5,078)	3,596
Other foreign currency contracts	Notional	521	185	(549)	157
Reinsurance embedded derivatives	Notional	72	297	(161)	208

Total derivatives not designated as hedges		15,004	7,527	(8,990)	13,541

Total derivatives		$30,224	$11,946	$(14,200)	$27,970

(Number of policies)	Measurement	December 31, 2010	Additions	Maturities/ terminations	September 30, 2011
Derivatives designated as hedges
GMWB embedded derivatives	Policies	49,566	696	(1,960)	48,302

The decrease in the notional value of derivatives was primarily attributable to a $1.6 billion notional decrease in interest rate swaps and financial futures used to hedge liabilities related to our institutional products and a $1.0 billion notional decrease from maturing cross currency swaps and options related to the maturity of ¥57.0 billion of senior notes in June 2011. These decreases were partially offset by a $0.2 billion notional increase in derivatives used to hedge foreign currency risk and $0.1 billion notional increase in our reinsurance embedded derivative.

Consolidated Balance Sheets

Total assets. Total assets increased $1.5 billion from $112.4 billion as of December 31, 2010 to $113.9 billion as of September 30, 2011.

•

Cash, cash equivalents and invested assets increased $4.5 billion primarily from an increase of $4.0 billion in invested assets and an increase of $0.5 billion in cash and cash equivalents. Our fixed maturity securities portfolio increased $2.6 billion resulting primarily from the decline in interest rates, partially offset by an increase in the value of the U.S. dollar. Other invested assets increased $1.8 billion primarily driven by an increase in derivatives and derivatives counterparty collateral largely attributable to the long-term interest rate environment, partially offset by no longer recording the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets and a decrease in demand for the securities lending program in the United States. Commercial mortgage loans decreased $0.4 billion as collections exceeded originations during 2011.

•	Deferred tax asset decreased $1.1 billion primarily as a result of an increase in unrealized investment gains in the current year.

•	Separate account assets decreased $1.9 billion primarily as a result of unfavorable market performance.

Total liabilities. Total liabilities decreased $0.9 billion from $97.4 billion as of December 31, 2010 to $96.5 billion as of September 30, 2011.

•

Our policyholder-related liabilities increased $0.6 billion. Our long-term care insurance business increased from growth of the in-force block and higher claims. Our U.S. mortgage insurance business increased from a reserve strengthening in the current year which was partially offset by higher paid claims. These increases were partially offset by a decrease in our spread-based products from benefit payments and scheduled maturities of our spread-based and institutional products. Unearned premiums also decreased in our international mortgage insurance business primarily from seasoning of our books of business and unfavorable impacts from changes in foreign exchange rates and in our lifestyle protection insurance business from reduced sales volumes.

•

Other liabilities increased $0.7 billion primarily related to an increase in derivatives mainly related to volatility in the equity markets and an increase in derivatives counterparty collateral largely attributable to the long-term interest rate environment. These increases were partially offset as a result of no longer recording the offsetting liability to the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets and decreased demand for the securities lending program in the United States, as well as a decrease in our repurchase program.

•

Long-term borrowings decreased $0.2 billion principally from the maturity of our ¥57.0 billion of senior notes in June 2011 and the redemption of the remaining outstanding shares of the Series A Preferred Stock for $57 million in June 2011. These decreases were partially offset by the issuance of $400 million of senior notes in March 2011 and the issuance of AUD $140 million of subordinated floating rate notes by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, in June 2011.

•	Non-recourse funding obligations decreased $0.1 billion from repurchases during 2011.

•	Separate account liabilities decreased $1.9 billion primarily as a result of unfavorable market performance.

Total stockholders’ equity. Total stockholders’ equity increased $2.4 billion from $15.0 billion as of December 31, 2010 to $17.4 billion as of September 30, 2011.

•	Accumulated other comprehensive income (loss) increased $2.4 billion predominately attributable to higher net unrealized investment gains of $1.5 billion and an increase of $1.0 billion related to derivatives qualifying as hedges, net of tax, largely attributable to the long-term interest rate environment, partially offset by the strengthening of the U.S. dollar against other currencies resulting in lower foreign currency translation adjustments.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2011	2010
Net cash from operating activities	$2,032	$976
Net cash from investing activities	86	(1,688)
Net cash from financing activities	(1,507)	(765)

Net increase (decrease) in cash before foreign exchange effect	$611	$(1,477)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash inflows from operating activities in the first nine months of 2011 compared to the first nine months of 2010 was primarily as a result of lower tax settlements in the first nine months of 2011, an increase from policy-related balances associated with the timing of payments and increased derivatives activity in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had cash inflows from investing activities in the first nine months of 2011 compared to cash outflows in the first nine months of 2010 primarily from lower purchases and higher maturities of fixed maturity securities in the current year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had higher net cash outflows from financing activities in the first nine months of 2011 primarily related to debt repayments and redemptions of our investment contracts mainly from scheduled maturities and surrenders which exceeded deposits received on these contracts.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, consisting of cash and government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of September 30, 2011 and December 31, 2010, the fair value of securities loaned under our securities lending program in the United States was $0.2 billion and $0.5 billion, respectively. As of September 30, 2011 and December 31, 2010, the fair value of collateral held under our securities lending program in the United States was $0.2 billion and $0.5 billion, respectively, and the offsetting obligation to return collateral of $0.2 billion and $0.5 billion, respectively, was included in other liabilities in the consolidated balance sheets. We had no non-cash collateral in our securities lending program in the United States as of September 30, 2011 and December 31, 2010.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of September 30, 2011 and December 31, 2010, the fair value of securities loaned under our securities lending program in Canada was $0.3 billion. Prior to the second quarter of 2011, we recorded non-cash collateral in other invested assets with a corresponding liability in other liabilities representing our obligation to return the non-cash collateral. Since we do not have rights to sell or pledge the non-cash collateral, we determined the gross presentation of these amounts were not required and changed our presentation of these amounts in the second quarter of 2011.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2011 and December 31, 2010, the fair value of securities pledged under the repurchase program was $1.8 billion and $1.7 billion, respectively, and the repurchase obligation of $1.4 billion and $1.7 billion, respectively, was included in other liabilities in the consolidated balance sheets.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Our principal sources of cash include proceeds from the issuance of debt and equity securities, including borrowings pursuant to our credit facilities, dividends from our subsidiaries, payments to us under our tax sharing arrangements with our subsidiaries and sales of assets. During the nine months ended September 30, 2011, we received dividends from our subsidiaries of $124 million, of which $89 million came from our non-U.S. subsidiaries. Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. We expect dividends paid to us by our insurance subsidiaries will vary depending on strategic objectives or regulatory requirements.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common stock (to the extent declared by our Board of Directors), amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock, and, potentially, acquisitions. In November 2008, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Our holding company had $679 million and $813 million of cash and cash equivalents as of September 30, 2011 and December 31, 2010, respectively. Our holding company also had $20 million and $200 million in highly liquid securities as of September 30, 2011 and December 31, 2010, respectively.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2011, our total cash, cash equivalents and invested assets were $76.1 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 28% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2011.

As of September 30, 2011, we had approximately $226 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of common shares of Genworth

Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies.

In June 2011, Genworth Canada, our indirect subsidiary, repurchased approximately 6.2 million common shares for CAD $160 million through a substantial issuer bid. Brookfield, one of our indirect wholly-owned subsidiaries, participated in the issuer bid by making a proportionate tender and received CAD $90 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada in June 2011.

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin and we have access to $1.9 billion under these facilities. As of September 30, 2011, we had no borrowings under these facilities; however, we utilized $259 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2010, we had no borrowings under these facilities; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries. As we approach the maturity dates for our credit facilities, we are evaluating, and will continue to evaluate, our options to extend, replace or refinance a portion of our credit facilities. There can be no assurance that we will be able to extend, replace or refinance these facilities on terms (or at targeted amounts) acceptable to us.

In June 2011, our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$140 million of subordinated floating rate notes due 2021 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction for general corporate purposes.

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

On June 1, 2011, we redeemed all the remaining outstanding shares of our Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

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

In the third quarter of 2011, we repurchased principal of $94 million of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $25 million. In the second quarter of 2011, we repurchased principal of $57 million of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $17 million.

We believe existing holding company cash combined with proceeds from the issuance of debt, including borrowings pursuant to our credit facilities (to the extent available), dividends from our subsidiaries, permitted payments to us under our tax sharing arrangements with our subsidiaries and sales of assets will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. In addition, we actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. However, we cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers, our credit ratings and credit capacity and the performance of and outlook for our business.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the nine months ended September 30, 2011 or 2010.

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

While credit markets showed signs of improvement across most asset classes in the first half of 2011, there was increased volatility in the third quarter of 2011. Additionally, U.S. Treasury yields were at historically low levels during the third quarter of 2011. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the third quarter of 2011, the U.S. dollar strengthened against currencies in Canada, Australia and Europe as compared to the third quarter of 2010 and the second quarter of 2011. This has generally resulted in lower levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates.

There were no other material changes in these risks since December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2011

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the nine months ended September 30, 2011 in any of the legal proceedings identified in Part I, Item 3 of our 2010 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011. In addition, there were no new material legal proceedings during the quarter ended September 30, 2011.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2010 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject, as updated below. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2011.

Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived to the extent necessary, would result in restrictions or prohibitions on our doing business and could have an adverse impact on our results of operations. Our primary U.S. mortgage insurance subsidiary continues to exceed its minimum statutory capital requirements, and while we have obtained waivers for that insurer to continue to write new business in most states and are using other insurance company subsidiaries to write new business in other states, there can be no assurance that these waivers will continue in effect or that our other insurers will be able to continue to satisfy their own minimum statutory capital requirements over time.

The elevated levels of paid claims and increases in loss reserves continue to reduce the statutory capital base of our U.S. mortgage insurance subsidiaries. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator.

GEMICO, our primary U.S. mortgage insurance subsidiary, continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI, which is GEMICO’s domestic insurance regulator. As of September 30, 2011 and December 31, 2010, GEMICO’s risk-to-capital ratio was approximately 30.7:1 and 23.8:1, respectively. Over at least the next several quarters, we expect GEMICO’s risk-to-capital ratio to continue to increase. The amount of such increases will depend principally on the magnitude of future losses suffered by GEMICO and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

Effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North

Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 have granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business. Two of these 12 states imposed alternative risk-to-capital limitations in the waivers granted to GEMICO. Consequently, GEMICO was authorized to write new business in 46 states as of September 30, 2011.

New insurance written in North Carolina and in the 34 states which do not impose their own risk-to-capital requirements represented approximately 48% of our total new insurance written for the nine months ended September 30, 2011 and 49% for the year ended December 31, 2010. New insurance written in the other 11 states that have granted revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% of total new insurance written for the nine months ended September 30, 2011 and 34% for the year ended December 31, 2010.

GEMICO is unable to write new business in the four states with risk-to-capital requirements where it was not able to obtain a waiver. Accordingly, from December 31, 2010 until July 31, 2011 in the case of three of these states (and for a longer period for the fourth state), we wrote new insurance through another of our U.S. mortgage insurance subsidiaries, GRMIC-NC. With the approval of applicable state insurance regulators and the GSEs, after July 31, 2011, we began writing new business through GRMAC in three of these states while continuing to use GRMIC-NC to write new business in the fourth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on July 31, 2012 and December 31, 2012, respectively.

We expect that, by the end of 2011, GEMICO will not be in compliance with the alternative risk-to-capital limitations imposed by two states that have granted waivers to GEMICO. We plan to write new business through GRMAC in these two states, and in any other state that prohibits GEMICO from writing new business, subject to the approval of applicable insurance regulators and the GSEs. Each of the GSEs retains the right to revoke or limit, or may not extend, GRMAC’s status as an eligible insurer, in which event GRMAC would not be able to write any new business. GRMAC’s ability to replace GEMICO as our principal writer of U.S. mortgage insurance (to the extent necessary) is also dependent upon GRMAC continuing to satisfy its own regulatory requirements, which is principally a function of the amount of GRMAC’s statutory capital levels and the amount of new insurance it writes (which is in turn dependent upon the number of states in which GRMAC is writing new business). We cannot provide assurances that GRMAC will be able to continue to satisfy these requirements. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

If any state insurance regulator revokes or fails to extend our waiver of the maximum risk-to-capital requirements (as regulators have recently done with respect to waivers for certain of our competitors in certain circumstances), we would be required to cease writing new insurance in that state unless an alternative source of underwriting capacity acceptable to the regulator and the GSEs is established. In addition, if the waiver granted by the NCDOI is not extended or is revoked, we would be required to cease writing new business in North Carolina and the 34 states that do not have their own risk-to-capital requirements unless an alternative source of underwriting capacity acceptable to the NCDOI and the GSEs is established. There can be no certainty as to whether and the extent to which such waivers will be subject to discretionary modification or early termination by any state insurance regulator, whether any state insurance regulator will impose additional conditions on our ability to write new business or whether alternative underwriting entities will be available or approved by regulators. There can also be no assurances that an extension of any such waiver would be approved, whether any waiver granted will be terminated or otherwise limited after being granted or whether any alternative underwriting solution will be in place. The arrangement in those three states where GRMAC writes new business has been approved by the GSEs, subject to specified terms and conditions. Given the discretionary nature of all of the waivers and approvals that are required to continue to operate in this manner, there can be no assurance of the continuation or extension of any waivers or approvals when required.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth Canada). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of considerations, including (i) the extent to which we are on track towards executing certain capital reallocation transactions to support the redeployment of capital for the benefit of our shareholders while maintaining appropriate risk buffers; (ii) our ongoing analyses of risk scenarios and the value and return on providing such capital support or pursuing other alternative arrangements or strategies; (iii) our assessment and understanding of U.S. policy relating to housing finance, the use of private mortgage insurance or the GSEs; and (iv) our assessment of actions by competitors and the current views of the GSEs and state regulators. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. As a result, for a variety of reasons, there is no assurance that we will provide additional capital to support our U.S. mortgage insurance subsidiaries in the future.

To the extent we are not authorized to write new business in states for any of the reasons discussed above or otherwise, our customer relationships, our other businesses and our results of operations and financial condition could be adversely or materially affected. For example, we could elect or effectively be required to place our U.S. mortgage insurance business into runoff (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) or be subject to other regulatory actions, including a request or demand that we provide additional financial support to our U.S. mortgage insurance subsidiaries. Depending upon our response to any such regulatory requests or demands, any subsequent regulatory response could have an adverse or material effect on our business.

A failure to meet the minimum regulatory capital requirements to write new business does not necessarily mean that GEMICO will not have sufficient resources to pay claims on its insurance liabilities. While we believe that GEMICO has sufficient claims paying resources to meet its claims obligations on its insurance in-force, this estimate of GEMICO’s claims paying resources and claims obligations is based on various assumptions, is subject to inherent uncertainty, requires judgment by management and could result in a range of outcomes.

In addition to the minimum statutory capital requirements, our U.S. mortgage insurance business is subject to standards by which insurance regulators in a particular state evaluate the financial condition of the insurer. Typically, regulators are required to evaluate specified criteria to determine whether or not a company may be found to be in hazardous financial condition, in which event restrictions on the business may be imposed. Among these criteria are formulas used in assessing trends relating to statutory capital. One or more of our U.S. mortgage insurance subsidiaries have from time to time failed to satisfy one or more of these standards for individual states. We typically meet or correspond with the appropriate regulator in such circumstances and, to date, no regulator has issued a determination that any of our U.S. mortgage insurance subsidiaries is in hazardous financial condition. Nevertheless, this evaluation of our U.S. mortgage insurers’ financial condition is ongoing and we presently provide various insurance regulators with substantial financial information for that purpose. We can provide no assurance as to whether or when a regulator may make a determination of hazardous financial condition and for which entity. Such a determination could likely lead to restrictions or prohibitions on our doing business in that state and could have a material adverse impact on results of operations depending on the number of states involved.

Adverse market or other conditions might delay or impede the planned IPO of our mortgage insurance business in Australia.

On November 3, 2011, we announced our plan to sell a minority position of up to 40% of our Australian mortgage insurance business through an IPO in Australia during 2012. An IPO execution is subject to regulatory reviews and market conditions. While we expect this transaction is achievable, there can be no assurance that this transaction can be executed within the targeted timeframe or on the desired terms.

The information in this quarterly report concerning the IPO securities is not an offer to sell, or a solicitation of an offer to buy, any securities. The IPO securities referred to in this quarterly report have not been and will not be registered under the U.S. Securities Act of 1933 and may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933. If an offer of IPO securities which requires disclosure in Australia is made, a disclosure document for the offer will be prepared at that time. Any person who wishes to apply to acquire IPO securities will need to complete the application form that will be in or will accompany the disclosure document. In addition, the information in this quarterly report concerning the IPO securities is not intended for public distribution in Australia.

Item 6.	Exhibits

10.1	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina

10.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation

10.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Michael D. Fraizer

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: November 7, 2011

	By:	/s/ AMY R. CORBIN
Amy R. Corbin
Vice President and Controller
(Duly Authorized Officer and
Principal Accounting Officer)