Form 10-K
period 2011-12-31
GENWORTH FINANCIAL INC
filed 2012-02-27
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 13, 2012, 491,384,594 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.0 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2012 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Genworth Financial, Inc. is a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. Genworth was incorporated in Delaware in 2003 in preparation for an initial public offering (“IPO”) of Genworth common stock, which was completed on May 28, 2004. We are headquartered in Richmond, Virginia and have approximately 6,400 employees.

As a financial security company, we are dedicated to helping meet the life security, retirement security, wealth management and homeownership needs of our customers. Our life security offerings protect people during unexpected events. These life security products and services include our payment protection coverages in Europe, Canada and Mexico, and in the United States, life insurance products, as well as care coordination and wellness services. We help people achieve financial goals and independence by providing retirement security offerings. In the United States, retirement security products include various types of annuity and guaranteed retirement income products, as well as individual and group long-term care insurance. We help individuals accumulate and build wealth for financial security in the United States with our wealth management products that include financial planning services and managed accounts. We enable homeownership in the United States and internationally by providing mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. Across all of our businesses, we differentiate through product innovation and by providing valued services such as education and training, wellness programs, support services and technology linked to our insurance, investment and financial products that address both consumer and distributor needs. In doing so, we strive to be easy to do business with and help our business partners grow more effectively.

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

Beginning in the fourth quarter of 2011, we changed our operating business segments to better align our businesses. Under the new structure, we operate through three divisions: Insurance and Wealth Management, Mortgage Insurance and Corporate and Runoff. Under these divisions, there are six operating business segments. The Insurance and Wealth Management Division includes the following operating business segments: U.S. Life Insurance (which includes our life insurance, long-term care insurance and fixed annuities businesses), International Protection (which includes our lifestyle protection insurance business) and Wealth Management. The Mortgage Insurance Division includes the following operating business segments: International Mortgage Insurance and U.S. Mortgage Insurance. The Corporate and Runoff Division includes the Runoff segment and Corporate and Other activities. The Runoff segment includes the results of non-strategic products which are no longer actively sold. These changes allow us to sharpen our focus on common aspects within each group of businesses while taking advantage of current financial synergies. Financial information has been updated for all periods to reflect the reorganized segment reporting structure. The following discussion reflects our reorganized operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life and long-term care insurance. For the year ended December 31,

2011, our U.S. Life Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $432 million and $462 million, respectively.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2011, our International Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $93 million and $94 million, respectively.

•

Wealth Management. We offer and manage a variety of wealth management products that include managed account programs together with advisor support and financial planning services. For the year ended December 31, 2011, our Wealth Management segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were both $47 million.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2011, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $357 million and $332 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2011, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $477 million and $507 million, respectively.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business. For the year ended December 31, 2011, our Runoff segment’s net loss available to Genworth Financial, Inc.’s common stockholders was $53 million and net operating income available to Genworth Financial, Inc.’s common stockholders was $25 million.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments. For the year ended December 31, 2011, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $277 million and $239 million, respectively.

We had $16.5 billion of total Genworth Financial, Inc.’s stockholders’ equity and $114.3 billion of total assets as of December 31, 2011. For the year ended December 31, 2011, our revenues were $10.3 billion and we had net income available to Genworth Financial, Inc.’s common stockholders of $122 million.

Positioning for the Future

We offer a variety of products and services that meet consumers’ financial security needs at various stages of their lives. We focus on those products and services where we have leadership positions or can differentiate based on: product innovation and value; risk expertise; distribution strength; service effectiveness or cost efficiency. Consistent with this strategy, we have concentrated our product and service offerings in our life insurance, long-term care insurance, fixed annuities, wealth management, lifestyle protection insurance and mortgage insurance businesses. This approach is designed to help us achieve growth and create stockholder value through pursuit of the following key initiatives:

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

•

Continue active risk management and loss mitigation. We seek to adapt to changes and proactively manage risk as it relates to our businesses. We review our pricing and product designs, as well as our underwriting guidelines, and make adjustments as necessary. We re-priced products in our long-term care, lifestyle protection and U.S. mortgage insurance businesses, as well as in certain of our international mortgage insurance markets. We have improved our distribution arrangements and refined our products and target markets in our lifestyle protection insurance business. We reduced our mortgage insurance risk in-force in Europe which was primarily driven by reductions in Spain. We maintain active loss mitigation efforts in our U.S. mortgage insurance business, including pursuit of appropriate loan and claim modifications, investigating loans for underwriting and master policy compliance, and where appropriate, executed loan rescissions or selected settlements. Additionally, we pursue targeted loss mitigation strategies in mortgage insurance markets outside the United States.

•

Execute effective capital management and capital deployment. We pursue capital management strategies to support the capitalization and targeted ratings for our insurance companies and holding company. Our objective is to maintain adequate levels of capital in the event of unforeseen events, while still meeting our targeted goals. We have achieved the generation of statutory capital from profit emergence on our in-force business, as well as from ongoing capital management and efficiency strategies such as use of reinsurance, management of new business levels and cost reductions. In addition, we continue to evaluate opportunities to redeploy capital from lower returning blocks of business, including the potential execution of life block transactions.

Growth Strategies

Our objectives are to increase revenues and operating income, as well as enhance returns on equity. Our plans to do this are based on the following strategies:

•

U.S. Life Insurance. Our strategy is focused on life and long-term care insurance and fixed annuities, and we are committed to growing these core product lines and meeting product profitability targets in the current low interest rate environment while staying disciplined about risk and capital management. In life insurance, our focus is on building out and repositioning our universal life insurance product portfolio to address consumer needs in our target “main street” market. In long-term care insurance, we recently introduced our next-generation product with innovative features and services and increased pricing while continuing our focus on preferred risk selection. In fixed annuities, we recently launched two new single premium fixed deferred indexed annuities to expand our product offerings, both designed to meet the growing needs of consumers. Our fixed annuity products are distributed using our established insurance distribution and channel relationships and proven service model.

•

Wealth Management. We continue to focus on independent advisor wealth management offerings. We are committed to growing our wealth management business through new investment solutions with disciplined expense management. We will leverage partnerships to broaden our capabilities.

•

International Protection. We continue to refine our products and target markets in our lifestyle protection insurance business. We implemented significant price and distribution contract changes for both new and eligible in-force policies which have benefited earnings and going forward will help mitigate the pressure from increasing claims durations resulting from continued high unemployment in Europe. We maintain our focus on markets in Europe and plan to grow our lifestyle protection insurance business selectively in other new markets.

•

International Mortgage Insurance. We are growing our international mortgage insurance businesses within geographies that have attractive market and regulatory conditions for profitable growth, while managing economic, product and underwriting risks. We have established international mortgage insurance platforms in Canada, Australia, Europe and Mexico and intend to operate them in a disciplined fashion with an ongoing focus on risk management. Our entry and growth in developing international mortgage insurance markets will be selective.

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

Insurance and Wealth Management Division

U.S. Life Insurance

Through our U.S. Life Insurance segment, we market various forms of life insurance, long-term care insurance and fixed annuities.

The following table sets forth financial information regarding our U.S. Life Insurance segment as of or for the periods indicated. For additional selected financial information and operating performance measures regarding our U.S. Life Insurance segment as of or for these periods, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Life Insurance.”

	As of or for the years ended December 31,
(Amounts in millions)	2011	2010	2009
Revenues:
Life insurance	$2,042	$1,778	$1,485
Long-term care insurance	3,002	2,834	2,436
Fixed annuities	1,086	1,174	876

Total revenues	$6,130	$5,786	$4,797

Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$256	$144	$217
Long-term care insurance	132	163	168
Fixed annuities	74	79	(9)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	462	386	376
Net investment gains (losses), net of taxes and other adjustments	(30)	(94)	(491)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$432	$292	$(115)

Total segment assets	$77,419	$71,656	$67,514

Life insurance

Our life insurance business markets and sells products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. In 2010, we implemented enhanced sales support services and product offerings that continued to support our key objective of assisting producers selling to our primary target market of main street consumers, that encompass the middle market and emerging affluent market who purchase policies with face amounts of $1 million or less. Embedded in these services is a simplified fulfillment process which enables more efficient and timely placement for policies being sold in these markets.

Products

Our current life insurance offerings include term universal and universal life. Our term universal life insurance product was designed to replace new sales of our existing term life insurance products. The term universal life insurance product offers death benefit guarantee premiums that are competitive with traditional term life insurance premiums for comparable durations and premium flexibility during the life of the policy since it is a universal life insurance product.

We also offer other universal life insurance products that are designed to provide permanent protection for the life of the insured. In addition, we also offer a linked-benefits product for customers who have traditionally self-funded long-term care risk or seek multiple benefits. Our linked-benefits product combines universal life insurance with long-term care insurance coverage in a single policy that provides cash value, death benefits and long-term care benefits.

We also have in-force blocks of term and whole life insurance; however, we no longer solicit sales of these products. Our in-force blocks of term life insurance products provide coverage with guaranteed level premiums for a specified period of time and generally have little or no buildup of cash value.

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

We target individuals primarily in standard or better risk categories, which include healthier individuals who generally have family histories that do not present increased mortality risk. We also have significant expertise in evaluating applicants with health problems and offer appropriately priced coverage based on stringent underwriting criteria.

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

Competition

Competition in our life insurance business comes from many sources, including traditional insurance companies as well as non-traditional providers, such as banks and structured finance or private equity markets. The life insurance market is highly fragmented. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and have built additional capabilities in other channels. We believe our competitive advantage in the life insurance market comes from our long history serving this market and our reputation for service excellence.

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance over 35 years ago and remain a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of strong risk management, product innovation, a diversified distribution strategy and claims processing expertise. We believe our hedging strategies and reinsurance reduce some of the risks associated with these products.

Products

Our individual and group long-term care insurance products provide defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Insureds become eligible for covered benefits if they become incapable of performing two activities of daily living. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital or health-related facility. Long-term care insurance claims typically have a duration of approximately two to five years with an average duration of approximately three years.

In 2011, we began offering access to a Wellness Program designed to promote a healthier lifestyle alternative for our policyholders as part of certain of our individual long-term care insurance products.

Underwriting and pricing

We employ extensive medical underwriting policies to assess and quantify risks before we issue our long-term care insurance policies, similar to, but separate from, those we use in underwriting life insurance products.

We have accumulated extensive pricing and claims experience, and believe we have the largest actuarial database in the industry. The overall profitability of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions for claims experience, morbidity and mortality experience, persistency and investment yields. Our actuarial database provides us with substantial data that has helped us develop sophisticated pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including couples, medical history and other factors. Profitability on older policies issued without the full benefit of this experience, particularly with respect to persistency trends, has been lower than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with a medical advisory board comprised of independent experts from the medical field that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

In October 2010, we announced plans to file for a premium rate increase of 18% on two blocks of older long-term care insurance policies. We began filing for the rate changes in November 2010 and the implementation of any rate increase began to take effect in 2011. The state approval process of an in-force rate increase varies, and in certain states can take up to two years to obtain approval. Upon approval, premium increases may only occur on an insured’s billing anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete. As of December 31, 2011, we have received full or partial approval in 39 states which represent approximately 65% of the targeted premiums.

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

In 2007, we entered into a five-year exclusive endorsement agreement with AARP to offer long-term care insurance products to its approximately 40 million members. This relationship includes access to members through our career sales force, as well as telephone, internet and direct mail sales channels. In the fourth quarter of 2011, we launched a unique service offering designed for AARP members called Caregiving Help and Advice from Genworth, a national care giving service dedicated to helping AARP members and their families find information, advice and guidance to support their long-term care needs.

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

During 2010 and 2011, the competitive landscape of the long-term care insurance market changed significantly, with several competitors announcing their intent to exit the market. In 2011, one large competitor re-entered the market nationwide and two other large competitors re-entered targeted state markets. Continued changes in the competitive landscape of the long-term care insurance market will continue to impact our sales levels.

Fixed Annuities

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We believe our product designs, investment strategy requirements, hedging disciplines and use of reinsurance reduce some of the risks associated with these products.

Products

Single premium deferred annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. The annuity payout period in these products may be defined as either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to seven years, and thereafter is subject to annual crediting rate resets at our discretion. The rate credited is based upon competitive factors and prevailing market rates, subject to statutory and contractual minimums. The majority of our fixed single premium deferred annuity contractholders retain their contracts for five to ten years.

In December 2011, we introduced a new fixed indexed annuity to complete our product suite of single premium deferred annuities. Fixed indexed annuities provide an annual crediting rate that is tied to the performance of a defined outside index rather than a rate that is declared by the insurance company. The outside index we use is the S&P 500®. There are three separate index crediting strategies, each of which participates to some extent in the index, in addition to a fixed interest rate option. The amount of participation in the index resets each year.

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

Distribution

We distribute our fixed annuity products through BGAs, independent broker/dealers and select banks and national brokerage and financial firms.

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

International Protection

The following table sets forth financial information regarding our International Protection segment as of or for the periods indicated. For additional selected financial information and operating performance measures regarding our International Protection segment as of or for these periods, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Protection.”

	As of or for the years ended December 31,
(Amounts in millions)	2011	2010	2009
Total revenues	$1,022	$1,112	$1,301

Net operating income available to Genworth Financial, Inc.’s common stockholders	$94	$71	$56
Net investment gains (losses), net of taxes and other adjustments	(1)	3	(11)

Net income available to Genworth Financial, Inc.’s common stockholders	$93	$74	$45

Total segment assets	$2,404	$2,718	$3,255

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

Products and services

Our lifestyle protection insurance products include primarily protection from illness, accident, involuntary unemployment, disability and death. The benefits on these policies pay the periodic payments on a consumer loan or other form of committed payment for a limited period of time, typically 12 months, though they can be up to 84 months. In some cases, for certain coverages, we may make lump sum payments. Our policies that cover disability and unemployment include an exclusion period that is usually 30 to 90 days, respectively, and a waiting period (time between claim submission and claim payment) of typically 30 days. Our policies either require an upfront single premium or monthly premiums.

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

We continue to implement innovative methods for distributing our lifestyle protection insurance products, including targeted telemarketing and web-based tools that provide our distributors with a cost-effective means of applying our products to a broad range of underlying financial obligations. We believe these methods also make it easier to establish arrangements with new distributors, as well as help us further diversify our distribution and geographical channels in a dynamic market environment. We are pursuing various targeted initiatives to launch in select new markets and enhance our distribution capabilities while optimizing our product offerings either through direct sales or reinsurance.

Competition

The lifestyle protection insurance market has several large, international participants, including both captive insurers of large financial institutions and independent providers. We compete through our high service levels, depth of expertise in providing tailored product and service solutions and our ability to service global clients at a local level and across multiple countries.

Wealth Management

The following table sets forth financial information regarding our Wealth Management segment as of or for the periods indicated. For additional selected financial information and operating performance measures regarding our Wealth Management segment as of or for these periods, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wealth Management.”

	As of or for the years ended December 31,
(Amounts in millions)	2011	2010	2009
Total revenues	$453	$352	$278

Net operating income available to Genworth Financial, Inc.’s common stockholders	$47	$40	$28
Net investment gains (losses), net of taxes and other adjustments	—	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$47	$40	$28

Total segment assets	$523	$547	$462

We offer a broad array of wealth management solutions to individual investors through financial advisors. We provide an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial advisor channel. We are a leading provider in the managed account service provider market, also known as the turnkey asset management platform market. As of September 30, 2011, we were ranked second, based on assets under management, among advisory third-party managed account providers according to the third quarter of 2011 Managed Account Research published by Cerulli Associates (“Cerulli Research”).

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

In January 2012, we reached an agreement to sell our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), for approximately $79 million at closing, plus an earnout provision. We expect to recognize a realized gain on the sale, with the closing of the sale expected in the first half of 2012, subject to customary closing conditions and regulatory approvals. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the sale.

Products

We work with financial advisors to develop portfolios consisting of individual securities, mutual funds, exchange-traded funds and alternative investments designed to meet their client’s particular investment objectives. Generally, clients for these products and services have accumulated significant capital, and our principal asset management strategy is to help protect their assets while taking advantage of opportunities for capital appreciation. Some of our advisory clients also use the custodial services of our trust company, Genworth Financial Trust Company.

Through our open-architecture platform, we offer financial advisors a comprehensive fee-based investment management platform, access to custodians, client relationship management tools and business development programs, to enable these retail financial advisors to offer institutional caliber services to their clients. Genworth Financial Wealth Management, Inc. serves as investment advisor to the GuideMark and GuidePath Funds, the Genworth Financial Contra Fund and the Genworth Variable Insurance Trust. The GuideMark and GuidePath Funds and the Genworth Financial Contra Fund are mutual funds offered to clients of financial advisors. Funds in the Genworth Variable Insurance Trust are open-end mutual funds available in separate accounts of our variable annuity products. On September 30, 2011, the Board of Trustees of the Genworth Variable Insurance Trust considered and approved the liquidation of the Trust and its portfolios, which is expected to occur in the first quarter of 2012.

Additionally, through our retail broker/dealer, we offer annuity and insurance products, including our proprietary products, as well as third-party mutual funds, insurance and other investment products.

Distribution

We distribute these products and services through independent investment advisory professionals and financial professionals affiliated with our retail broker/dealer.

Competition

We compete primarily in the managed account service provider market, including mutual fund, exchange-traded fund and separate account offerings. The market is highly competitive, and is differentiated by advisor profile and service. The ten largest companies in the advisory third-party managed account provider market, otherwise known as the turnkey asset management platform, comprise approximately 95% of assets under management in this sector as of September 30, 2011 according to Cerulli Research.

Mortgage Insurance Division

International Mortgage Insurance

Through our International Mortgage Insurance segment, we are a leading provider of mortgage insurance in Canada, Australia, Mexico and multiple European countries and have a presence in over 15 countries. We expanded our international operations beginning in the mid-1990s and, today, we believe we are the largest overall provider of private mortgage insurance outside of the United States.

Private mortgage insurance enables borrowers to buy homes with low-down-payment mortgages, which are usually defined as loans with a down payment of less than 20% of the home’s value. Low-down-payment mortgages are also referred to as high loan-to-value mortgages. Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital and risk profile in particular by reducing the capital required for low-down-payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market.

The following table sets forth financial information regarding our International Mortgage Insurance segment as of or for the periods indicated. Additional selected financial information and operating performance metrics regarding our International Mortgage Insurance segment as of or for these periods are included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Mortgage Insurance.”

	As of or for the years ended December 31,
(Amounts in millions)	2011	2010	2009
Revenues:
Canada	$823	$796	$729
Australia	612	496	442
Other Countries	72	80	88

Total revenues	$1,507	$1,372	$1,259

Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$161	$176	$206
Australia	200	205	148
Other Countries	(29)	(18)	(25)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	332	363	329
Net investment gains (losses), net of taxes and other adjustments	25	7	6

Net income available to Genworth Financial, Inc.’s common stockholders	357	370	335
Add: net income attributable to noncontrolling interests	139	143	61

Net income	$496	$513	$396

Total segment assets	$9,748	$9,704	$8,888

We have significant mortgage insurance operations in Canada and Australia, two of the largest markets for mortgage insurance products outside of the United States, as well as in Europe, Mexico and Korea.

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

Mortgage insurance in our International Mortgage Insurance segment is predominantly single premium and provides 100% coverage in the two largest markets, Canada and Australia. With single premium policies, the premium is usually included as part of the aggregate loan amount and paid to us as the mortgage insurer. We record the proceeds to unearned premium reserves, invest those proceeds and recognize the premiums over time in accordance with the expected pattern of risk emergence.

Canada

We entered the Canadian mortgage insurance market in 1995 and operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market. The five largest mortgage originators in Canada provide the majority of the financing for residential mortgage financing in that country. Mortgages provided by these five lenders in Canada accounted for the majority of our flow new insurance written in 2011.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Following completion of the Offering, we beneficially owned 57.5% of the common shares of Genworth Canada. In August 2010, Genworth Canada repurchased 12.3 million common shares through a substantial issuer bid. Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary, participated in the issuer bid by making a proportionate tender and continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada. In June 2011, Genworth Canada repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$90 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada in June 2011. In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of common shares of Genworth Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies. See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to these offerings.

Products

We offer primary flow insurance and portfolio credit enhancement insurance. Regulations in Canada require the use of mortgage insurance for all mortgage loans extended by federally incorporated banks, trust companies and insurers, where the loan-to-value ratio exceeds 80%.

We also provide portfolio credit enhancement insurance to lenders that have originated loans with loan-to-value ratios of less than or equal to 80%. These policies provide lenders with immediate capital relief from applicable bank regulatory capital requirements and facilitate the securitization of mortgages in the Canadian market. In both primary flow insurance and portfolio policies, our mortgage insurance in Canada provides insurance coverage for the entire unpaid loan balance, including interest, selling costs and expenses.

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

In July 2008, the Canadian government publicly announced adjustments to the rules for government guaranteed mortgages, including reducing the maximum amortization period to 35 years, requiring a minimum down payment of 5% and establishing a consistent minimum credit score. We incorporated these adjustments into our underwriting guidelines effective October 15, 2008. At the same time, the Canadian government sought changes to the Government Guarantee Agreement to incorporate these adjustments and to introduce other changes to modernize the Government Guarantee Agreement. In January 2010, the foregoing revisions to the Government Guarantee Agreement were formalized in an amendment to the Government Guarantee Agreement (the “Amendment”). Additionally, a provision was included in the Amendment that allows the government to implement industry-wide policy changes to mortgages that benefit from a government guarantee.

In April 2010, the Canadian government implemented additional changes to the rules for government guaranteed mortgages which (i) require that all borrowers seeking mortgages of a term less than five years or seeking a variable rate mortgage must qualify at the rate posted by the Bank of Canada for five-year fixed rate mortgages, (ii) lower the maximum loan-to-value ratio of mortgage refinancing where borrowers are withdrawing money to 90% from 95%, and (iii) require a minimum down payment of 20% on non-owner-occupied properties. In January 2011, the Canadian government announced additional changes to the rules for government guaranteed mortgages which (i) reduce the maximum amortization period to 30 years from 35 years for high loan-to-value mortgages, effective March 18, 2011, (ii) lower the maximum loan-to-value ratio of mortgage refinancing where borrowers are withdrawing money to 85% from 90%, effective March 18, 2011, and (iii) eliminate mortgage insurance on mortgages that do not have scheduled principal and interest payments (e.g. lines of credit), effective April 18, 2011. The above rules were formalized in amendments to the Government Guarantee Agreement. In June 2011, the Canadian government passed legislation, that when effective, will formalize existing mortgage insurance arrangements with private mortgage insurers and terminate the existing Government Guarantee Agreement, including the elimination of the Canadian government guarantee fund. This legislation does not change the current government guarantee of 90% provided on mortgages we insure. While we do not anticipate any significant impacts to our business as a result of this legislation, a full assessment of the impact on our business cannot be completed until the regulations are finalized. In addition, the government could take additional steps in the future to further tighten mortgage lending criteria.

Competition

Our primary mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation (“CMHC”) which is owned by the Canadian government, although we have one other private competitor in the Canadian market. CMHC’s mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise, flexibility in product development and provision of support services. As a result of the turmoil in the financial markets and tightened underwriting guidelines in 2009, there had been an increased preference by lenders for CMHC insurance, which carries a lower capital charge and a 100% government guarantee, as compared to loans covered by our policy which benefits from a 90% government guarantee. However, since 2009, this increased preference for CMHC insurance has moderated as financial markets stabilized.

Australia

We entered the Australian mortgage insurance market in 1997 and the New Zealand mortgage insurance market in 1999. In 2011, we were the leading provider of mortgage insurance in Australia based upon flow new insurance written. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. As a result of the financial turmoil and associated liquidity crunch in 2009, funding for the regional banks and non-bank originators was very limited or not available, with most of their origination volume shifting to the major banks. As a result of the volume shift to major banks, the four largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our two largest lender relationships in Australia provided the majority of our flow new insurance written in 2011 while we continue to serve multiple mortgage originators and target other expanded distribution relationships.

During 2011, we exited the mortgage insurance market in New Zealand and ceased offering insurance coverage on new loans, although we have committed to provide for a limited amount of time flow insurance on top-up loans, which allow a borrower to extend the credit limit on an existing loan. Our decision was made after consideration of the potential size of the high loan-to-value market and mortgage insurance value proposition. New Zealand represents approximately 2% of our insurance in-force in Australia as of December 31, 2011.

We plan to pursue a sale of a minority interest position of our Australian mortgage insurance business through an IPO in Australia during 2012, subject to market conditions and regulatory approval. This move is part of a broader strategy to rebalance the business portfolio, support future growth opportunities for the Australian business with expanded access to the capital markets, maintain control positions of strategic mortgage insurance platforms in Australia and Canada, and together with other actions, free material capital for redeployment. We anticipate selling up to 40% of our share position, while maintaining control.

Products

In Australia, we offer primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and portfolio credit enhancement policies. Our principal product is LMI which is similar to single premium primary flow insurance we offer in Canada with 100% coverage. Lenders remit the single premium to us as the mortgage insurer and, generally, either collect the equivalent amount from the borrower at the time the loan proceeds are advanced or capitalize it in the loan.

Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) regulations for authorized deposit-taking institutions (“ADIs”) provide reduced capital requirements for high loan-to-value residential mortgages if they have been insured by a mortgage insurance company regulated by APRA. APRA’s license conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

We also provide portfolio credit enhancement policies mainly to APRA-regulated lenders who intend to securitize Australian residential loans they have originated. Portfolio mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our portfolio credit enhancement coverage generally is purchased for low loan-to-value, seasoned loans written by APRA-regulated institutions. To date, a market for these portfolio credit enhancement policies has not developed in New Zealand to the same extent as in Australia, which was a consideration in our decision to discontinue new business in that market.

Competition

The Australian flow mortgage insurance market is primarily served by us and one other private LMI company, as well as various lender-affiliated captive mortgage insurance companies. In addition, some lenders may self-insure certain high loan-to-value mortgage risks. We compete primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.

Europe and other countries

We began our European operations in the United Kingdom, which is Europe’s largest market for mortgage loan originations and over time have expanded our presence to six additional countries. We are a large private mortgage insurance provider in Europe and have a leading market presence in select markets, based upon flow new insurance written. Since 2009, we have reduced our risk in-force in Europe, driven primarily by reductions in Spain as a result of our loss mitigation activities. Currently, we are not writing new business in Spain and Ireland. Additionally, we have a presence in the developing private mortgage insurance market in Mexico, maintain a license in Korea with a small portfolio currently in runoff and continue to selectively assess other markets as well.

Products

Our mortgage insurance products in Europe consist principally of primary flow insurance with single premium payments. Our primary flow insurance generally provides first-loss coverage in the event of default on a portion (typically 10% to 20%) of the balance of an individual mortgage loan. We also offer portfolio credit enhancement to facilitate the securitization of mortgage loans.

Competition

Our competition in Europe includes both public and private entities, including traditional insurance companies, as well as providers of alternative credit enhancement products and public mortgage guarantee facilities. Competition from alternative credit enhancement products include personal guarantees on high loan-to-value loans, second mortgages and bank guarantees, captive insurance companies organized by lenders, and alternative forms of risk transfer including capital markets solutions. In addition, some companies are looking for opportunities to enter the European mortgage insurance market. We believe that our global expertise and coverage flexibility differentiate us from competitors and alternative products.

Underwriting

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. The credit strength of a borrower is evaluated by reviewing his or her credit history and credit score. Unlike in the United States where Fair Isaac Company (“FICO”) credit scores are broadly used, credit scores are not available in all countries. In countries, such as Canada, where scores are available, they are included in the underwriting guidelines used to evaluate the loan. Internal mortgage scoring models are also used in the underwriting processes of Canada and Australia. In addition, risk rules models, such as Blaze Advisor ®, are used in Australia and Mexico to enhance the underwriter’s ability to evaluate the loan risk and make consistent underwriting decisions. Additional tools used by our international businesses include automated valuation models to evaluate property risk and fraud application prevention and management tools such as ModelMax® and Interceptor in Australia and CitadelTM in Canada.

Loan applications for flow mortgage insurance are reviewed by our employees or by employees of qualified mortgage lender customers who underwrite loan applications for mortgage insurance under a delegated underwriting program. This delegated underwriting program permits approved lenders to commit us to insure loans using underwriting guidelines we have previously approved. Each of our mortgage insurance platforms has established an audit plan to review delegated underwritten loans to ensure compliance with the approved underwriting guidelines, operational procedures and master policy requirements. Samples (statistically valid and/or stratified) of performing loans are requested and reviewed by our audit teams. Once an audit review has been completed, findings are summarized and compared to targets. If noncompliance issues are detected, we work with the lender to develop appropriate corrective actions which may include rescinding coverage on non-compliant loans or discontinuing delegated underwriting.

When underwriting bulk insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each stratified group of loans with similar characteristics that comprises the transaction.

Since 2009, we have taken additional actions to reduce our new business risk profile, which included: tightening underwriting guidelines, product restrictions, reducing new business in geographic areas we believe are more economically sensitive, and terminating commercial relationships as a result of weaker business performance. We have also increased prices in certain markets based on periodic reviews of product performance. We believe these underwriting and pricing actions have improved our actual and expected performance on new books of business and have impacted, to some extent, the levels of new insurance written.

Loss mitigation

Each of our international mortgage insurance platforms works closely with lenders to identify and monitor delinquent borrowers. When a delinquency is identified as needing more than basic collections, we will work with the lender and, if permitted, with the borrower to identify an optimal loan workout solution. If it is determined that the borrower has the capacity to make a modified mortgage payment, we will work with the lender to implement the most appropriate payment plan to address the borrower’s hardship situation. If the borrower does not have the capacity to make payments on a modified loan, we work with the lender and borrower to sell the property at the best price to minimize the severity of our claim and provide the borrower with a reasonable resolution. In Canada, we continued to execute a strategy to accelerate and facilitate the conveyance of real estate properties to us in selected circumstances. This strategy allows for better control of the remediation and marketing processes, reduction in carrying costs during the sale process and potential realization of a higher sales price with the cumulative impact being lower losses.

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

Distribution

We maintain dedicated sales forces that market our mortgage insurance products internationally to lenders. As in the U.S. market, our sales forces market to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

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

The U.S. private mortgage insurance industry is defined in part by the requirements and practices of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity in the secondary mortgage market. Fannie Mae and Freddie Mac purchased approximately 63%, 63% and 70% for the years ended December 31, 2011, 2010 and 2009, respectively, of all the mortgage loans originated in the United States, according to statistics published by Inside Mortgage Finance. Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them as the “GSEs.” Fannie Mae’s and Freddie Mac’s mortgage insurance requirements include specified insurance coverage levels and minimum financial strength ratings. Fannie Mae and Freddie Mac typically require maintenance of a rating by at least two out of three listed rating agencies (Standard & Poor’s Financial Services LLC (“S&P”), Fitch Ratings (“Fitch”) and Moody’s Investors Service Inc. (“Moody’s”)) of at least “AA-”/“Aa3” (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise, additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions. Since 2009, we have held ongoing discussions with the GSEs regarding these requirements.

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, or the “conforming loan limit,” which is currently $417,000 and subject to annual adjustment. The American Recovery and Reinvestment Act of 2009 permits the GSEs to purchase loans in excess of the $417,000 limit in certain high-cost areas of the country. During 2011, for loans originated through September 30, 2011, the limit in those areas was 125% of median home price for the area, but no more than $729,750. Loans originated on or after October 1, 2011, use existing high-cost area loan limits established by the Federal Housing Finance Agency (the “FHFA”) under a formula of 115% of the 2010 median home price, up to a maximum of $625,000 for a single-family one-unit property within the continental United States. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2011.

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

	As of or for the years ended December 31,
(Amounts in millions)	2011	2010	2009
Total revenues	$719	$754	$826

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(507)	$(580)	$(459)
Net investment gains (losses), net of taxes and other adjustments	30	21	32

Net loss available to Genworth Financial, Inc.’s common stockholders	$(477)	$(559)	$(427)

Total segment assets	$3,004	$3,875	$4,247

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

In addition to flow and bulk primary mortgage insurance, we previously have written a limited amount of mortgage insurance on a pool basis. Under pool insurance, the mortgage insurer provides coverage on a group of specified loans, typically for 100% of all losses on every loan in the portfolio, subject to an agreed aggregate loss limit.

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

In the United States, we have entered into a number of reinsurance agreements in which we share portions of our flow mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurers affiliated with these lenders. In return, we cede a predetermined portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess of loss basis. In February 2008, Fannie Mae and Freddie Mac announced a change to its eligibility rules limiting captive reinsurance arrangements to those where premiums ceded do not exceed 25% of gross premiums. As of December 31, 2011, our mortgage insurance risk in-force reinsured to all captive reinsurers was $0.9 billion, and the total capital held in trust for our benefit by all captive reinsurers was $0.6 billion. These captive reinsurers are not rated, and their claims-paying obligations to us are secured by an amount of capital held in trust as determined by the underlying treaties. As of December 31, 2011 and 2010, we recorded a reinsurance recoverable of $178 million and $351 million, respectively, under these captive reinsurance arrangements. We have exhausted certain captive reinsurance tiers for our 2005, 2006, 2007 and 2008 book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for any additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess of loss captive reinsurance transactions and we will only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, while this level of benefit is declining, we do continue to benefit from captive reinsurance on our 2005, 2006, 2007 and 2008 books of business. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements as of or for the periods indicated:

	As of or for the years ended December 31,
	2011	2010	2009
Flow risk in-force subject to captive reinsurance arrangements, as a percentage of flow risk in-force	34%	44%	51%
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	33%	43%	50%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	15%	19%	21%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	2%	3%	3%

Bulk insurance

Under primary bulk insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk insurance, the individual loans in the portfolio are insured to specified levels of coverage and there may be deductible provisions and aggregate loss limits applicable to all of the insured loans. In addition, loans that we insure in bulk transactions with loan-to-value ratios above 80% typically have flow mortgage insurance, written either by us or another private mortgage insurer, which helps mitigate our exposure under these transactions. We base the premium on our bulk insurance upon our evaluation of the overall risk of the insured loans included in a transaction and we negotiate the premium directly with the securitizer or other owner of the loans. Premiums for bulk transactions generally are paid monthly by lenders, investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio. Prior to 2006, the majority of our bulk insurance business was related to loans financed by lenders who participated in the mortgage programs sponsored by the Federal Home Loan Banks (“FHLBs”). Beginning in 2006, we selectively increased our participation in the GSE low documentation, or Alt-A, programs and began to provide bulk insurance on lender portfolios, a substantial portion of which was comprised of low loan-to-value and high FICO score payment option adjustable rate (“POA”) loans. The risk in-force attributable to these 2006 through 2008 books of business was substantially reduced in 2009 pursuant to agreements reached with the insured. In January 2010, we reached an agreement with a counterparty that further reduced our bulk insurance exposure, leaving a small portfolio related principally to the FHLBs. In addition, the FHFA has issued an advanced notice of proposed rulemaking to implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that require deletion of all references to credit rating agencies in federal rules and regulations. This would likely include rules that govern mortgage purchase programs of the FHLBs that require insurers for such programs to maintain “AA” ratings. However, there can be no assurance with respect to our level of participation in these programs once the FHFA program rules are revised.

Pool insurance

Pool insurance generally covers the loss on a defaulted mortgage loan that either exceeds the claim payment under the primary coverage (if primary insurance is required on that loan) or the total loss (if that loan does not require primary insurance), in each case up to a stated aggregate loss limit on the pool. While in 2006 and 2005 we wrote a limited amount of pool insurance coverage policies, we are no longer actively writing pool insurance.

Underwriting and pricing

Loan applications for all loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property.

Fair Isaac Company developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2011, on a risk in-force basis, approximately 93% of our primary insurance loans were at the time the loans were originated considered to be “prime” in credit quality with FICO credit scores of at least 620, approximately 5% had FICO credit scores between 575 and 619, and approximately 2% had FICO credit scores of 574 or less. Loan applications for flow mortgage insurance are reviewed by our employees directly as part of our traditional underwriting process or by our contract underwriters as we process mortgage loan applications requiring mortgage insurance. While declining in recent periods, the majority of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines we have previously approved.

When underwriting bulk insurance transactions, we evaluate credit scores and loan characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each individual loan that comprises the transaction.

We previously offered mortgage insurance for Alt-A loans, which were originated under programs in which there was a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate at origination than standard documentation loans; Interest Only loans which allowed the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and POA mortgages, which typically provided four payment options that a borrower could select for the first five years of a loan. Beginning in the second half of 2007 and through 2009, however, we took specific and substantial underwriting and risk management actions to reduce our new business risk profile, including exiting certain products and types of coverages such as Alt-A, Interest Only and POA loans, as well as changing prices, product levels and underwriting guidelines, to improve the performance of new business written. Our primary guideline actions during the fourth quarter of 2008 included adding incremental geographic locations to our declining market policy definition and changes in third-party loan origination guidelines, including restrictions on delegated underwriting guidelines, as well as imposing tighter underwriting guidelines on lower-credit and higher loan-to-value risks. Additionally, with increased refinancing activity, we also added new restrictions on FICO and debt-to-income ratios to better manage risk profiles and capital consumption from new production. We believe these and other underwriting and pricing actions benefited our underwriting results on these and future books of business and could have an adverse impact on our volume of new insurance written. As market conditions stabilized or improved in certain areas, we adjusted our approaches. For example, during 2010, we eliminated our targeted declining market policy, which among other things, prohibits us from providing coverage on loans with 90% loan-to-value and below even in areas of the U.S. housing market where such conditions have begun to stabilize or improve. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our underwriting guidelines and practices.

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

U.S. and state government agencies. We and other private mortgage insurers compete for flow business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”) and, to a lesser degree, the Veteran’s Administration (“VA”). In November 2011, federal legislation was enacted that extended the authority of the FHA to insure loans with initial balances in amounts up to 125% of median area home prices of up to and including $729,750. With this new legislation in place, the FHA now has higher loan limits than does Fannie Mae and Freddie Mac in certain metropolitan service areas (“MSAs”). Accordingly, this could give the FHA a competitive advantage in those MSAs over private mortgage insurance providers. In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York.

Private mortgage insurers. During 2011, the competitive landscape of the U.S. private mortgage insurance industry changed significantly with two competitors ceasing to write new business. While we cannot predict the level of impact, continued changes in the competitive landscape of the U.S. private mortgage insurance industry will likely further impact our sales levels. The private mortgage insurance industry currently consists of four mortgage insurers, excluding us.

Mortgage lenders and other investors. We and other mortgage insurers compete with transactions structured by mortgage lenders to avoid mortgage insurance on low-down-payment mortgage loans. These transactions include self-insuring and simultaneous second loans, which separate a mortgage with a loan-to-value ratio of more than 80%, which generally would require mortgage insurance, into two loans: a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan. The level of simultaneous second mortgages declined substantially in recent years given the experience from the financial crisis.

The GSEs—Fannie Mae, Freddie Mac and FHLBs. As the predominant purchasers of conventional mortgage loans in the United States, Fannie Mae and Freddie Mac provide a direct link between mortgage origination and capital markets. As discussed above, most high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac are insured with private mortgage insurance issued by an insurer deemed qualified by the GSEs. Our U.S. mortgage insurance companies currently are permitted by the GSEs to operate as eligible insurers even though not all eligibility criteria may be met. Private mortgage insurers may be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. On February 11, 2011, the Obama Administration issued a white paper setting forth various proposals to gradually eliminate Fannie Mae and Freddie Mac. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect such proposals, if so implemented, would have on our business, results of operations or financial condition.

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

Corporate and Runoff Division

Runoff

The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. We expect to manage our runoff products for at least the next ten years. Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

The following table sets forth financial information regarding our Runoff segment as of or for the periods indicated. Additional selected financial information and operating performance metrics regarding our Runoff segment as of or for these periods are included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Runoff.”

	As of or for the years ended December 31,
(Amounts in millions)	2011	2010	2009
Total revenues	$501	$665	$672

Net operating income available to Genworth Financial, Inc.’s common stockholders	$25	$30	$52
Net investment gains (losses), net of taxes and other adjustments	(98)	(5)	(127)
Gain on sale of business, net of taxes	20	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(53)	$25	$(75)

Total segment assets	$16,102	$18,806	$18,968

Products

Variable annuities and variable life insurance

Our variable annuities provide contractholders the ability to allocate purchase payments and contract value to underlying investment options available in a separate account format. The contractholder bears the risk associated with the performance of investments in the separate account. In addition, some of our variable annuities permit customers to allocate assets to a guaranteed interest account managed within our general account. Certain of our variable annuity products provide contractholders with lifetime guaranteed income benefits. Our variable annuity products generally provide guaranteed minimum death benefits (“GMDBs”) and may provide guaranteed minimum withdrawal benefits (“GMWBs”) and certain types of guaranteed annuitization benefits.

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value and as of December 31, 2011, range from 0.75% to 4.05% per annum depending on the features and options within a contract.

Our variable annuity contracts with a basic GMDB provide a minimum account value to be paid upon the annuitant’s death. Contractholders may also have the option to purchase riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2011, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $6,840 million and a related death benefit exposure, or net amount at risk, of $495 million.

Some of our variable annuity products provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

In January 2011, we discontinued new sales of retail and group variable annuities; however, we continue to service our existing block of business which could include additional deposits on existing contracts.

Institutional

Our institutional products consist of funding agreements, FABNs and GICs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. We manage the outstanding issuances from two FABN programs: a program registered with the U.S. Securities and Exchange Commission (“SEC”) offered both to institutional and retail investors and a global medium-term notes program sold to institutional investors both domestically and abroad. The registered notes program was discontinued in May 2009 and all SEC reporting obligations under the registered notes program were suspended. We explore the issuance of our institutional products only on an opportunistic basis.

Corporate-owned life insurance

We do not solicit sales of our corporate-owned life insurance product; however, we continue to manage our existing block of business.

Medicare supplement insurance

Our Medicare supplement insurance provides supplemental insurance coverage to seniors who participate in the Medicare program. This product covers deductibles and coinsurance amounts that are not covered by traditional Medicare, which seniors without supplemental coverage would have to pay out-of-pocket. The product design was standardized in 1992 to provide better clarity for seniors and was revised again in 2008 when Congress passed the Medicare Improvement for Patients and Providers Act.

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business. The transaction included the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the sale.

Corporate and Other

Our Corporate and Other activities include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses, such as our reverse mortgage business, that are managed outside our operating segments.

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

We offer a targeted set of products that are designed to meet key needs of consumers throughout the various stages of their lives, with a clear focus on the underserved “main street” and emerging affluent markets. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We also have developed sophisticated technological approaches that enhance performance by automating key processes and reducing response times, expenses and process variations. These approaches also make it easier for our customers and distributors to do business with us.

We have focused our marketing approach on promoting our products, services and brand to key constituencies, including sales intermediaries, consumers, employees and investors. We seek to build recognition of our offerings and brand, and maintain deep relationships with leading distributors by providing a high level of specialized and differentiated distribution support, including product training, sales services and technology solutions that support the distributors’ sales efforts. We also leverage technology to extend our brand and marketing communications, using interactive tools, search engine marketing expertise and efficient web services to enhance our customers’ experience.

Our thought leadership research on financial security issues helps build our brand and inform our key constituencies, such as distributors, consumers, policymakers and regulators, on relevant topics, including the cost of long-term care, the life insurance coverage gap, consumer financial security as well as mortgage and mortgage insurance trends. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product ideas, approaches to improve service and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, product development and management, economic pricing management, asset-liability management, investment activities, portfolio diversification, underwriting and risk and loss mitigation, financial databases and information systems, business acquisitions and dispositions, and operational capabilities. The risk management framework includes the assessment of risks, a proactive decision process to determine which risks are acceptable to be retained, risk and reward considerations, limit setting on all major risks, emerging risk identification and the ongoing monitoring and management of those risks. We have emphasized our adherence to risk management disciplines and leveraged these efforts into a competitive advantage in distribution and management of our products.

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

Product development and management

Our risk management process begins with the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed product, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations and potential distributions, reinsurance and other risk mitigating strategies, underwriting criteria, legal, compliance and business risks and potential mitigating actions. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take corrective action when necessary. Significant product introductions, measured either by volume, level or type of risk, require approval by our senior management team at either the business or enterprise level.

We use a similar process to introduce changes to existing products and to offer existing products in new markets and through new distribution channels. Product performance reviews include an analysis of the major drivers of profitability, underwriting performance and variations from expected results including an in-depth experience analysis of the product’s major risk factors. Other areas of focus include the regulatory and competitive environments and other emerging factors that may be affecting product performance.

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

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate, credit and liquidity risks associated with each major product line, in addition to the interest rate and credit risks for our overall enterprise versus approved limits. We analyze the behavior of our liability cash flows across a wide variety of scenarios, reflecting policy features and expected policyholder behavior. We also analyze the cash flows of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to changes in economic environments and enables us to manage our assets and liabilities more effectively. In addition, we deploy hedging programs to mitigate certain economic risks associated with our assets, liabilities and capital. For example, we actively hedge the equity, interest rate and market volatility risks in our variable annuity products, as well interest rate risks in our long-term care insurance products.

Portfolio diversification and investments

We use new business and in-force product limits to manage our risk concentrations and to manage product, business level, geographic and other risk exposures. We manage unique product exposures in our business segments. For example, in managing our mortgage insurance risk exposure, we monitor geographic concentrations in our portfolio and the condition of housing markets in each major area in the countries in which we operate. We monitor our concentration of risk in-force at the regional, state and major metropolitan area levels on a monthly basis. We also monitor fundamental price indicators and factors that affect home prices and their affordability at the national and regional levels.

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

Financial databases and information systems

Our extensive financial databases and innovative information systems technology are important tools in our risk management. For example, we believe we have the largest database for long-term care insurance claims with over 35 years of experience in offering those products. We also have substantial experience in offering individual life insurance products with a large database of claims experience, particularly in preferred risk classes, which has significant predictive value. We have extensive data on the performance of mortgage originations in the United States with and without insurance providing unique indicators of the drivers of delinquencies.

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

Operations and Technology

Service and support

In our U.S. Life Insurance segment, we interact directly with our independent sales intermediaries and dedicated sales specialists through secure websites that have enabled them to transact business with us electronically. Our process and technology solutions deliver fast, consistent and efficient transactions; simplifying the pre-sale, application and post-sale experience allowing us to provide industry-leading cycle times and customer satisfaction.

In our International Protection segment, we have existing operations in Europe and Mexico and are establishing new operations in Asia and South America. We have built a scalable operations model with the ability to customize service based on client and end user needs. We are continuously developing new processes and technologies (for example, an online integrated claims management experience) to reduce costs and enhance end user experience by reducing customer effort and cycle time.

In our Wealth Management segment, we deliver an integrated technology platform combined with a dedicated service team to support financial advisors in conducting their business while serving their clients. Through a comprehensive and secure website, financial advisors have a feature-rich level of functionality to address the needs of their clients. To work in tandem with their clients, financial advisors can grant limited access to our website to check status of their accounts and perform research.

In our International Mortgage Insurance and U.S. Mortgage Insurance segments, we introduced technology enabled services to help our customers (lenders and servicers) as well as our consumers (borrowers and homeowners). Technology advancements have allowed us to reduce application approval turn-times, error rates and enhance our customers’ ease of doing business with us. Through our secure internet-enabled information systems and data warehouses, servicers can transact business with us in a timely manner. In the United States, proprietary decision models have helped generate optimal loss mitigation strategies for distressed borrowers. Our models use information from various third-party sources, such as consumer credit agencies, to indicate borrower willingness and capacity to fulfill debt obligations. Identification of specific borrower groups that are likely to work their loans out allows us to create custom outreach strategies to achieve a favorable loss mitigation outcome.

Operating centers

We have established scalable, low-cost operating centers in Virginia, North Carolina and Ireland. In addition, through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to us, including data entry and transaction processing, and functional support including finance, investment research, actuarial, risk, technology and marketing resources to our insurance operations.

Reserves

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment that is subjected to a variety of internal and external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, policyholder persistency, and changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

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

The following table sets forth our exposure to our principal reinsurers as of December 31, 2011:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$14,780
Riversource Life Insurance Company (2)	610
Munich American Reassurance Company	493
General Re Life Corporation	228
RGA Reinsurance Company	165

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

(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single premium life insurance policies.

We also participate in reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers a predetermined portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. See “Item 1—Business—U.S. Mortgage Insurance” for additional information regarding reinsurance captives. As of December 31, 2011, we recorded ceded loss reserves within reinsurance recoverable of $178 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements.

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

As of February 24, 2012, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s, A.M. Best Company, Inc. (“A.M. Best”) and Fitch as follows:

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

As of February 24, 2012, our principal lifestyle protection insurance subsidiaries were rated in terms of financial strength by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A- (Strong)
Financial Insurance Company Limited	A- (Strong)

As of February 24, 2012, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	B (Weak)	Ba1 (Questionable)	Not rated
Genworth Residential Mortgage Insurance Corporation of NC	B (Weak)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Pty. Limited (Australia)	AA- (Very Strong)	A1 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BBB (Good)	Not rated	Not rated
Genworth Financial Mortgage Insurance Company Canada	AA- (Very Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V.	mxAA	Aa3.mx	Not rated

The S&P, Moody’s, A.M. Best, Fitch and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. Insurers rated “AA” (Very Strong), “A” (Strong), “BBB” (Good) or “B” (Weak) have very strong, strong, good or weak financial security characteristics, respectively. The “AA,” “A,” “BBB” and “B” ranges are the second-, third-, fourth- and sixth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA-,” “A,” “A-,” “BBB” and “B” ratings are the fourth-, sixth-, seventh-, ninth- and fifteenth-highest of S&P’s 21 ratings categories. The short-term “A-1” rating is the highest rating and shows the capacity to meet financial commitments is strong. An obligor rated “mxAA” has a very strong capacity to meet its financial commitments relative to that of other Mexican obligors. The “mxAA” rating is the second-highest enterprise credit rating assigned on S&P’s CaVal national scale.

Moody’s states that insurance companies rated “A” (Good) offer good financial security and that insurance companies rated “Ba” (Questionable) offer questionable financial security. The “A” (Good) and “Ba” (Questionable) ranges are the third- and fifth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “A1,” “A2” and “Ba1” ratings are the fifth-, sixth-, and eleventh-highest, respectively, of Moody’s 21 ratings categories. The short-term rating “P-1” is the highest rating and shows superior ability for repayment of short-term debt obligations. Issuers or issues rated “Aa.mx” demonstrate very strong creditworthiness relative to other issuers in Mexico.

A.M. Best states that the “A” (Excellent) rating is assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing insurance obligations. The “A” (Excellent) rating is the third-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

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

Investments

Organization

Our investment department is comprised of asset management, portfolio management, derivatives, risk management, operations and accounting functions. Under the direction of the investment committee and our Chief Investment Officer, it is responsible for establishing investment and derivative policies and strategies, reviewing asset-liability management and performing asset allocation for our domestic subsidiaries and coordinating investment activities with our international subsidiaries.

We use both internal and external asset managers to take advantage of specific areas of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public corporate and municipal securities, structured securities, government securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers primarily for our international portfolios and captive reinsurers, as well as select asset classes. Management of investments for our international operations is overseen by the investment committees reporting out to the boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our lifestyle protection insurance business and European, Canadian, Australian and New Zealand mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2011 and 2010, approximately 25% and 22%, respectively, of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

As of December 31, 2011, we had total cash, cash equivalents and invested assets of $76.4 billion. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include derivatives, derivative counterparty collateral, trading securities, limited partnerships and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable laws and insurance regulations.

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2011		2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,420	59%	$42,526	59%
Private	12,875	17	12,657	18
Commercial mortgage loans	6,092	8	6,718	9
Other invested assets	4,819	6	3,854	5
Policy loans	1,549	2	1,471	2
Restricted commercial mortgage loans related to securitization entities (1)	411	1	507	1
Restricted other invested assets related to securitization entities (1)	377	1	372	1
Equity securities, available-for-sale	361	—	332	1
Cash and cash equivalents	4,488	6	3,132	4

Total cash, cash equivalents and invested assets	$76,392	100%	$71,569	100%

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

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

We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We monitor credit risk and continually evaluate the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credits. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial mortgage loans, we manage credit risk through property type, geographic region and product type diversification and asset allocation.

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

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 76% and 77%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2011 and 2010.

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

The following table presents our public, private and total fixed maturity securities by the Nationally Recognized Statistical Rating Organizations (“NRSRO”) designations and/or equivalent ratings, as well as the percentage, based upon fair value, that each designation comprises. Certain fixed maturity securities that are not rated by the NRSRO are shown based upon internally prepared credit evaluations.

	December 31,
(Amounts in millions)	2011			2010
Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$15,345	$17,179	38%	$15,369	$15,797	37%
AA	4,367	4,666	10	4,880	4,947	12
A	11,174	12,577	28	10,940	11,322	26
BBB	8,683	9,334	21	7,978	8,224	19
BB	1,081	1,102	2	1,425	1,451	4
B	213	142	—	338	292	1
CCC and lower	693	420	1	727	493	1

Total public fixed maturity securities	$41,556	$45,420	100%	$41,657	$42,526	100%

Private fixed maturity securities
AAA	$1,712	$1,754	14%	$1,483	$1,490	12%
AA	1,059	1,079	8	946	929	7
A	3,890	3,993	31	4,039	4,018	32
BBB	4,932	4,861	38	4,821	4,727	37
BB	985	929	7	1,147	1,077	9
B	189	125	1	333	259	2
CCC and lower	235	134	1	236	157	1

Total private fixed maturity securities	$13,002	$12,875	100%	$13,005	$12,657	100%

Total fixed maturity securities
AAA	$17,057	$18,933	33%	$16,852	$17,287	31%
AA	5,426	5,745	10	5,826	5,876	11
A	15,064	16,570	28	14,979	15,340	28
BBB	13,615	14,195	24	12,799	12,951	23
BB	2,066	2,031	4	2,572	2,528	5
B	402	267	—	671	551	1
CCC and lower	928	554	1	963	650	1

Total fixed maturity securities	$54,558	$58,295	100%	$54,662	$55,183	100%

Based upon fair value, public fixed maturity securities represented 78% and 77%, respectively, of total fixed maturity securities as of December 31, 2011 and 2010. Private fixed maturity securities represented 22% and 23%, respectively, of total fixed maturity securities as of December 31, 2011 and 2010.

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector, as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of December 31:

	2011		2010
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$4,863	8%	$3,705	7%
Tax-exempt	503	1	1,030	2
Government—non-U.S.	2,211	4	2,369	4
U.S. corporate	25,258	43	23,967	43
Corporate—non-U.S.	13,757	24	13,498	25
Residential mortgage-backed	5,695	10	4,455	8
Commercial mortgage-backed	3,400	6	3,743	7
Other asset-backed	2,608	4	2,416	4

Total fixed maturity securities	$58,295	100%	$55,183	100%

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established in the Barclays Capital Aggregate Index, as well as the percentage of the total corporate bond holdings that each industry comprised as of December 31:

	2011		2010
(Amounts in millions)	Fair value	% of total	Fair value	% of total
Utilities and energy	$8,993	23%	$8,219	22%
Finance and insurance	8,209	21	8,537	23
Consumer—non-cyclical	4,794	12	4,337	11
Capital goods	2,691	7	2,537	7
Technology and communications	2,681	7	2,430	6
Industrial	2,435	6	2,151	6
Consumer—cyclical	2,160	6	1,935	5
Transportation	1,513	4	1,421	4
Other	5,539	14	5,898	16

Total	$39,015	100%	$37,465	100%

We diversify our corporate bond holdings by industry and issuer. As of December 31, 2011, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure were $2.6 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2011 was $314 million, which was less than 1% of our total cash, cash equivalents and invested assets.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Further analysis related to our investments portfolio as of December 31, 2011 and 2010 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2011 and 2010 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

The National Association of Insurance Commissioners (“NAIC”) recently adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. We cannot predict whether the NAIC Amendments will be adopted in whole or in part by these states or the impact, if any, these changes will have on our business, financial condition or results of operations.

Periodic reporting

Our U.S. insurers must file reports, including detailed annual financial statements, with insurance regulatory authorities in each jurisdiction in which they do business, and their operations and accounts are subject to periodic examination by such authorities.

Policy forms

Our U.S. insurers’ policy forms are subject to regulation in every U.S. jurisdiction in which they transact insurance business. In most U.S. jurisdictions, policy forms must be filed prior to their use, and in some U.S. jurisdictions, forms must be approved by insurance regulatory authorities prior to use.

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

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2011, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action.

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

Regulation of investments

Each of our U.S. insurers is subject to Insurance Laws that require diversification of its investment portfolio and which limit the proportion of investments in different asset categories. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, regulations require divestiture of such non-complying investments. We believe the investments made by our U.S. insurers comply with these Insurance Laws.

Federal regulation of insurance products

Most of our variable annuity products, some of our fixed guaranteed products, and all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. See “—Other Laws and Regulations—Securities regulation.” These products may also be indirectly regulated by FINRA as a result of FINRA’s regulation of broker/dealers and may be regulated by state securities authorities. Federal and state securities regulation similar to that discussed below under “—Other Laws and Regulations—Securities regulation” affects investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry.

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

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of over-the-counter (“OTC”) derivatives markets which will require us to clear through clearing organizations certain types of transactions currently traded in the OTC derivative markets and may limit our ability to customize certain derivative transactions for our needs. In addition, we will likely experience additional collateral requirements and costs associated with derivative transactions. The Dodd-Frank Act also authorizes the SEC to adopt regulations that could impose heightened standards of care on sellers of variable or other registered products, which could adversely affect sales of and reduce margins on these products.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires securitizers to retain some of the risk associated with mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or unless the securitization or security is partially or fully exempted by regulations to be promulgated. The Dodd-Frank Act provides that the definition of “qualified residential mortgages” will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. The legislation also prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. These provisions will be clarified in federal rules and regulations to be adopted. In addition, the Dodd-Frank Act creates a Bureau of Consumer Financial Protection, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. This Bureau may issue rules or regulations that indirectly affect our U.S. mortgage insurance business and may assert jurisdiction over regulatory or enforcement matters in lieu of or in addition to the existing jurisdiction of other federal or state agencies. Additionally, a Residential Mortgage-Backed Securities Working Group was recently formed under President Obama’s Financial Fraud Enforcement Task Force to investigate misconduct contributing to the financial crisis through the pooling and sale of residential mortgage-backed securities. This Task Force may seek to evaluate the broader U.S. mortgage insurance industry, including our U.S. mortgage insurance business, in the conduct of its work.

The Dodd-Frank Act also establishes a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. Insurance company subsidiaries of systemically significant companies would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such a proceeding be commenced against the insurer under state law. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans. Proposed rules regarding heightened prudential standards for systemically significant companies would impose new capital, liquidity, counterparty credit exposure and governance standards, and they would also subject such companies to restrictions on their activities and management if they appear to be at risk of liquidation. There are no exceptions for insurance companies in these proposed regulations. In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

The Dodd-Frank Act imposes new restrictions on the sponsorship of and investment in private equity funds and hedge funds by companies that are affiliated with an insured depository institution. While we are not affiliated with such an institution or with anyone who is, these restrictions may affect the value and salability of any interest we may have in such funds.

Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. In addition, this legislation mandated multiple studies and reports for Congress, which could in some cases result in additional legislative or regulatory action.

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or any such additional legislation, the effect such legislation or regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

Changes in tax laws could make some of our products more or less attractive to consumers. For example, the federal estate tax exclusion amount was recently increased to $5 million, as adjusted for inflation ($5,120,000 for 2012), by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The legislation also permits a surviving spouse to succeed to any unused federal estate tax exclusion amount of the deceased spouse. This permits the beneficiary of a survivorship life policy to receive a larger death benefit free of estate tax on the second spouse’s death than would have been allowed under prior law, potentially making such policies more attractive to affluent customers. However, since the estate tax exclusion had been $3.5 million in 2009, and our policyholders are generally not high net worth individuals who would be subject to the estate tax, we believe that these developments will have little effect on current sales of life insurance. The scheduled reversion of individual income tax, dividend and capital gain rates to previous levels in tax years after 2010 was put on hold for two years, delaying to at least 2013 any incentive provided by rising tax rates for investors to buy our fixed deferred annuity products.

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

The U.K. government announced in 2010 that the FSA will be replaced by two new agencies, the Prudential Regulatory Authority (“PRA”) and the Financial Conduct Authority (“FCA”). The PRA will be responsible for prudential regulation of banks and insurers, while the FCA will be responsible for the conduct of business regulation and the wholesale and retail markets. The legislation covering this change is anticipated to be passed during the course of 2012. Our U.K. insurance subsidiaries will be subject to regulation by both the PRA and the FCA.

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

There will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Europe as a result of the introduction of the Solvency II directive. Currently, these changes are expected to be effective by January 1, 2014 with a transition period starting on January 1, 2013. At this stage, it is not possible to predict the impact these changes will have on our operations.

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

Intervention and enforcement

The FSA has extensive powers to intervene in the affairs of an insurer or authorized person and has the power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules. Such powers include the power to vary or withdraw any authorizations.

Bermuda Insurance Regulation

The Bermuda Monetary Authority (the “BMA”) regulates all financial institutions operating in or from Bermuda, including our Bermudian captive insurance companies. Specific regulation varies in Bermuda depending on whether the insurance company has been granted a long-term business license or a general business license and by the class under which each company falls within such licenses. Regardless of license or class, all companies are required to maintain minimum capital and surplus levels and minimum solvency standards and are subject to auditing and reporting requirements.

Under Bermuda’s Insurance Act 1978, in addition to the ability to pay dividends from retained earnings subject to certain procedures and compliance with applicable financial margins, Bermuda insurance companies may distribute up to 15% of their total paid-in or contributed capital without the prior approval of the BMA. Insurance companies may apply to the BMA to make distributions in excess of such level.

In recent years, the BMA has issued numerous detailed proposals to enhance its solvency, governance and disclosure requirements for insurance companies. The BMA has indicated that such requirements have been proposed in order for Bermuda to achieve consistency with changes being developed by other leading insurance regulators worldwide, and in so doing achieve equivalence with Solvency II. Until the BMA finalizes such proposals, we cannot be certain of their impact on our Bermudian captive insurance companies or the impact, if any, on our business, financial condition or results of operation. At the present time, however, we believe that each of our Bermudian captive insurance companies will meet or exceed the new solvency requirements in Bermuda.

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

As of December 31, 2011, Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, exceeded the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI. As of December 31, 2011 and 2010, GEMICO’s risk-to-capital ratio was approximately 32.9:1 and 23.8:1, respectively. However, effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business, although two such waivers are no longer in effect as of December 31, 2011. Consequently, GEMICO was authorized to write new business in 44 states as of December 31, 2011.

GEMICO is unable to write new business in the six states with risk-to-capital requirements where it was not able to obtain or no longer operates with the benefit of a waiver. From December 31, 2010 until July 31, 2011 in the case of three of these states (and for a longer period for the fourth state), we wrote new insurance through another of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”). With the approval of applicable state insurance regulators and the GSEs, after July 31, 2011, we began writing new business through Genworth Residential Mortgage Assurance Corporation (“GRMAC”) in three of these states (and after December 31, 2011, in the two additional states with alternative risk-to-capital waiver limitations) while continuing to use GRMIC-NC to write new business in the sixth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on July 31, 2012 and December 31, 2012, respectively.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years, although regulators have granted discretionary releases from time to time. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. Since the loss ratio of our U.S. mortgage insurers exceeded 35% in 2011, the regulator granted us approval to release a portion of the statutory contingency reserve in accordance with prescribed Insurance Laws. As a result, the statutory contingency reserve for our U.S. mortgage insurers was approximately $4 million as of December 31, 2011.

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

International regulation

Canada

The Office of the Superintendent of Financial Institutions (“OSFI”) provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance company, Genworth Financial Mortgage Insurance Company Canada, an indirect wholly-owned subsidiary of Genworth Canada. OSFI does not have enforcement powers over market conduct issues in the insurance industry, which are a provincial responsibility. The Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibit Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 80% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with a loan-to-value ratio exceeding 80% must be insured by a qualified insurer or CMHC. Legislation became effective in Canada in 2010 that, among other things, amended these statutes to prohibit such financial institutions from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose new disclosure obligations in respect of mortgage insurance.

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

Australia

APRA regulates all ADIs in Australia and life, general and mortgage insurance companies. APRA’s license conditions require Australian mortgage insurers to be monoline insurers, which are insurers offering just one type of insurance product. APRA’s regulations apply to individual licensed insurers and to the relevant Australian-based holding company and group.

APRA also sets minimum capital levels and monitors corporate governance requirements, including our risk management strategy. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial condition report and an annual report on insurance liabilities by an appointed actuary. APRA also requires us to submit our risk management strategy and reinsurance management strategy, which outlines our use of reinsurance in Australia, annually and more frequently if there are material changes.

In setting minimum capital levels for mortgage insurers, APRA requires them to ensure they have sufficient capital to withstand a hypothetical three-year stress loss scenario defined by APRA. These regulations include increased mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. APRA also imposes quarterly reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements and financial position.

During 2010, APRA issued detailed proposals to revise the capital requirements for all insurers it regulates. Following receipt of feedback from the industry, including quantitative analyses from market participants, APRA published updated proposals in March and December 2011. These proposals will, subject to feedback, be incorporated in revised prudential and reporting standards during 2012 with an effective date in January 2013. The current drafts of the new standards do not appear to indicate a material change to the regulatory capital requirements for our business. As these standards have not yet been finalized, we are unable to determine the ultimate impact that these new regulations will have on our regulatory capital requirements.

In addition, APRA determines the capital requirements for ADIs and has reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. APRA rules also provide that LMI on a non-performing loan (90 days plus arrears) protects most ADIs from having to increase the regulatory capital on the loan to a risk-weighting of 100%. These regulations include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for ADIs in the event that the mortgage insurer has contractual recourse to the ADI or a member of the ADI’s consolidated group.

In December 2010, the Australian government announced a series of banking reforms designed to promote greater competition in the Australian banking industry. One key aspect of the proposals involved boosting consumer flexibility to transfer deposits and mortgages. In particular, the Australian government announced that it would consider instructing the Australian treasury department to accelerate the development of potential frameworks to transfer LMI policies between lenders and introduce a central registry for mortgages. Currently, LMI policies are not transportable between lenders and are issued to a particular lender in respect of a particular loan. In our Australian mortgage insurance business, we offer rebate options to lenders whereby up to 40% of the premium is refunded to the consumer if the loan is discharged in the first year, decreasing to 20% in the second year of the mortgage, although many lenders elect to take a non-refundable option in order to receive a lower overall premium structure. The Australian government has subsequently announced that it does not intend to make LMI portable but rather seek the introduction of a LMI Key Fact Sheet which lenders will be required to give to borrowers.

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

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the United States, Canada, Australia, the United Kingdom and Bermuda. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

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

Employees

As of December 31, 2011, we had approximately 6,400 full-time and part-time employees. We believe our employee relations are satisfactory.

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

On May 27, 2011, our Chairman of the Board, President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 358015, Pittsburgh, PA 15252-8015. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. Credit ratings, which rating agencies publish as measures of an entity’s ability to repay its indebtedness, are important to our ability to raise capital through the issuance of debt and other forms of credit and to the cost of such financing.

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

In addition, Fannie Mae and Freddie Mac require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable); otherwise additional limitations or requirements may be in the case of Fannie Mae or will be in the case of Freddie Mac imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs and to date have not been advised that either intends to impose additional requirements upon us. As of December 31, 2011, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the United States. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our financial condition and results of operations.

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

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our life and long-term care insurance products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life and long-term care insurance products and may increase hedging costs on our in-force block of variable annuity products. A prolonged low interest rate environment may negatively impact the sufficiency of our margins on our DAC and present value of future profits (“PVFP”), which could result in an impairment of these assets. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

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

Declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates historically also have contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. These cancellations could have an adverse effect on our results from our U.S. mortgage insurance business. However, under current housing market conditions, we are in a period of home price depreciation in a majority of U.S. markets. Consequently, some borrowers in the United States do not have sufficient equity to allow refinancing of existing higher rate ARMs for lower rate mortgage loans, an action that would typically result in the cancellation of existing mortgage insurance coverage. Such borrowers are now contributing to higher delinquencies and foreclosures where they are not able to meet the reset higher monthly payments due under the terms of the underlying ARMs. These developments have had an adverse impact on our U.S. mortgage insurance business.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties.

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future. In addition, we are seeking to extend, replace or refinance, in part, our credit facilities that expire in May and August 2012; however, there can be no assurance that we will be able to extend, replace or refinance these facilities on terms (or at targeted amounts) acceptable to us or at all.

In the event market or other conditions have an adverse impact on our capital and liquidity needs beyond expectations and our sources of liquidity do not satisfy our needs, we could have to seek additional funding. We may also need to seek additional funding to refinance existing indebtedness or to build buffers and manage overall capital and risk profiles at the holding company. Funding sources could potentially include the generation of proceeds from the sale of assets (including assets in our investment portfolio, blocks of business or all or a portion of a business) or the incurrence of additional debt. In addition, funding sources could potentially include issuing equity, with any decision to issue equity considering the degree to which such an equity issuance would dilute current stockholders’ value. All such funding sources could have adverse impacts on our financial condition, including book value, and results of operations.

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

Specifically with respect to our credit facilities that expire in May and August 2012, we are currently exploring the potential replacement, in part, of these facilities for a lower principal amount of permitted borrowings and letters of credit or by pursuing alternative strategies. As of December 31, 2011, we had no borrowings outstanding under our credit facilities and had utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. Due to potentially adverse credit market conditions generally or potentially adverse outlooks with respect to our industry or the company in particular, there can be no assurance that we will be able to extend, replace or refinance these facilities on terms (or at targeted amounts) acceptable to us or at all.

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

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2011, fixed maturity securities of $58.3 billion in our investment portfolio represented 76% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations or circumstances that would require us to sell securities which have declined in value.

Our investment portfolio contains investments in securities in multiple nations, including companies domiciled in the European Union. Recently, the European Union member states have experienced increases in their debt levels as a percentage of gross domestic product as well as increased inflation and unemployment as the global economic downturn has developed. Financial troubles of certain nations can trigger financial implications in other nations. In particular, a number of large European banks hold significant amounts of sovereign financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. If we determine to reposition or realign portions of the portfolio where we determine to sell certain securities in an unrealized loss position, we will incur an other-than-temporary impairment charge.

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

We may be required to recognize impairments in the value of our goodwill, which would increase our expenses and reduce our U.S. GAAP profitability.

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

We routinely execute reinsurance and derivative transactions with reinsurers, brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. We use reinsurance and derivative instruments to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition and results of operations.

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

Our domestic life insurance subsidiaries are subject to RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, state supervision, seizure or liquidation.

Our domestic mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. The failure of our domestic mortgage insurance subsidiaries to meet their regulatory requirements could limit our ability to write new business. As of December 31, 2011, GEMICO, our primary U.S. mortgage insurance subsidiary, exceeded the maximum risk-to-capital ratio of 25:1. For further discussion of the importance of risk-to-capital requirements to our U.S. mortgage insurance subsidiaries, see “—Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived to the extent needed, would result in restrictions or prohibitions on our doing business and may have an adverse impact on our results of operations. Our primary U.S. mortgage insurance subsidiary continues to exceed its minimum statutory capital requirements, and while we have obtained waivers for that insurer to continue to write new business in most states and are using other insurance company subsidiaries to write new business in other states, there can be no assurance that these waivers will continue in effect or that our other insurers will be able to continue to satisfy their own minimum statutory capital requirements over time.”

Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country. As described under “U.K. Insurance Regulation—Solvency requirements,” there will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Europe as a result of the introduction of the Solvency II directive. Currently, these changes are expected to be effective by January 1, 2014 with a transition period starting on January 1, 2013. At this stage, it is not possible to predict the impact these changes will have on our operations.

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

We regularly monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments (as we have on various occasions in the past), we would be required to increase our reserves and incur charges for the period in which we make the determination. The amounts of such increases may be significant (as they have been on occasions in the past) and this would adversely affect our results of operations and financial condition and may put additional strain on our available liquidity.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include our operating expenses and interest and principal on our current and any future borrowings. These obligations also include amounts we owe to GE under the Tax Matters Agreement. If the cash we receive from our subsidiaries pursuant to dividends and tax sharing arrangements is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the sale of assets or the issuance of additional equity.

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

Additionally, as a public company that is traded on the TMX, Genworth Canada is subject to securities laws and regulation in each province in Canada, as well as the rules of the TMX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Canada. Although the board of directors of Genworth Canada is composed of a majority of Genworth nominees, under Canadian law each director has an obligation to act honestly and in good faith with a view to the best interests of Genworth Canada. Accordingly, actions taken by Genworth Canada and its board of directors (including the payment of dividends to us) are subject to, and may be limited by, the laws, regulations and rules applicable to such entities. Similarly, Australian regulations and rules will apply if we complete the planned IPO of our mortgage insurance business in Australia.

Competitors could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, product investment returns, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The appointment of a receiver to rehabilitate or liquidate or take other adverse regulatory actions against a significant competitor could also negatively impact our businesses if such actions were to impact consumer confidence in industry products and services.

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

Although we distribute our products through a wide variety of distribution models, we do maintain relationships with key distribution partners. These distribution partners are an integral part of our business model. We are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contract with us. In addition, timing of key distributor adoption of our new product offerings may impact sales of those products. Distributors may elect to reduce or terminate their distribution relationships with us if there are adverse developments in our business, adverse rating agency actions, concerns about market-related risks or the breadth of our product offerings. Any termination or material change in relationship with a key distribution partner could have a material adverse effect on our future sales for one or more product lines. For example, our decision to cease offering new variable annuity products could cause distributors to choose to terminate their distribution relationship with us if they elect to focus on our competitors that offer greater product breadth.

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

The methodology for establishing the statutory reserves on our life insurance business subject to the requirements of Regulation XXX and AXXX is currently being reviewed by the Life Actuarial Task Force of the NAIC. The NAIC has also organized a working group to address issues relating to reserving requirements under Actuarial Guideline 38 for universal life insurance products with secondary guarantees. Any new interpretation of, or future revisions to, such reserving requirements could result in changes to regulatory capital requirements, including increases to such requirements.

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

Our mortgage insurance businesses are subject to additional laws and regulations. For a discussion of the risks associated with those laws and regulations, see below.

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

A natural or man-made disaster or a pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts” and “—A further deterioration in economic conditions or a further decline in home prices in the United States may adversely affect our loss experience in mortgage insurance.”

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

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of OTC derivatives markets which will require us to clear through clearing organizations certain types of transactions currently traded in the OTC derivative markets and may limit our ability to customize certain derivative transactions for our needs. In addition, we will likely experience additional collateral requirements and costs associated with derivative transactions. The Dodd-Frank Act also authorizes the SEC to adopt regulations that could impose heightened standards of care on sellers of our variable or other registered products, which could adversely affect our sales of and reduce our margins on these products.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires securitizers to retain some of the risk associated with mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or unless the securitization or security is partially or fully exempted by regulations to be promulgated. Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act’s securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could have a material adverse effect on the amount of new mortgage insurance that we write. The Notice of Proposed Rulemaking that was published in the Federal Register in April 2011 considers the role of mortgage insurance but does not include it among the criteria that must be satisfied by qualified residential or other mortgages. The Dodd-Frank Act may in any case reduce the volume of new mortgage loans issued, which could reduce the amount of new mortgage insurance we write. In addition, the Dodd-Frank Act creates a Bureau of Consumer Financial Protection, which may issue rules or regulations that indirectly affect our U.S. mortgage insurance business or result in additional compliance burdens and costs and may assert jurisdiction over regulatory or enforcement matters in lieu of or in addition to the existing jurisdiction of other federal or state agencies.

Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. Although many of those regulations have now been either proposed or adopted, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action. The applicability of many of these regulations to us will depend to a large extent on whether the FSOC determines that we are systemically important, in which case we would become subject to supervision by the Federal Reserve Board. Since we are not affiliated with an insured depository institution, such supervision would probably have its greatest effect on requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters. The FSOC recently issued a release describing how it intends to determine whether a financial company is systemically important and requested public comment. We are not able at this time to predict how the FSOC might apply to us the procedures described in its release. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans.

The Dodd-Frank Act imposes new restrictions on the sponsorship of and investment in private equity funds and hedge funds by companies that are affiliated with an insured depository institution. While we are not affiliated with such an institution or with anyone who is, these restrictions may affect the value and salability of any interest we may have in such funds.

We cannot predict the requirements of the regulations that have not yet been proposed or adopted under the Dodd-Frank Act, the effect regulations will have on financial markets generally, or on our businesses specifically, if they are adopted as proposed or when they are proposed and ultimately adopted, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies could adversely affect our financial condition and results of operations.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could adversely affect our results of operations and financial condition.

The realizability of deferred tax assets may be limited for various reasons, including if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

We may face losses if morbidity rates or mortality rates differ significantly from our pricing expectations.

We set prices for our insurance and some annuity products based upon expected claims and payment patterns, using assumptions for, among other things, morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under our long-term care insurance policies and annuity contracts than we had projected. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing assumptions have been established. For example, changes in socio-demographics, behavioral trends and medical advances may have an adverse impact on our future loss trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance, and as a result, our ability to forecast future claim rates for long-term care insurance is more limited than for life insurance.

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

Although the terms of all our long-term care insurance policies permit us to increase premiums during the premium-paying period, rate actions, by us or our competitors, could limit our ability to continue to market and sell new long-term care insurance products as well as seek rate actions in the future and retain existing policyholders, agents and independent channel market share. In addition, we cannot predict how our policyholders, agents, competitors and regulators may react to any rate actions we may take in the future, nor can we predict if regulators will approve future rate action requests.

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

We have devoted significant resources to developing our long-term care insurance business and our growth strategy relies partly upon continued growth of the sale of this product. In recent years, industry sales of individual long-term care insurance have varied. In some years, sales have declined while in other years sales have grown moderately. Annualized first-year premiums for insurance companies’ sales of individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 41% to approximately $608 million in 2006, according to LIMRA International, Inc. We believe that the decrease during this period was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. In addition, certain aspects of healthcare reform could impact our long-term care insurance business. If the market for long-term care insurance continues to remain flat or declines, we may be unable to realize our growth strategy in this area and our financial condition and results of operations could be adversely affected.

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

Local, regional and global economic conditions, including changes in housing markets, employment levels, government benefit levels, credit markets, trade levels, inflation, recession and currency fluctuations, as discussed above, also could affect our international businesses. Political changes, some of which may be disruptive, can also interfere with our customers and all of our activities in a particular location. Attempts to mitigate these risks can be costly and are not always successful.

Many European countries which use the euro as a common currency have experienced levels of economic stress. Failure of European officials to resolve the current euro area debt situation or the breakup of the European Union may result in significant financial market volatility and instability and negatively influence our business within European countries, as well as other countries around the world.

Fluctuations in foreign currency exchange rates and international securities markets could negatively affect our profitability.

Our international operations generate revenues denominated in local currencies and because we derive a significant portion of our income from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening of the U.S. dollar. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2011 and 2010, approximately 25% and 22%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our consolidated financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

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

Our claims expenses would increase and our results of operations would suffer if the rate of defaults on mortgages covered by our international mortgage insurance increases or the severity of such defaults exceeds our expectations.

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

In the second quarter of 2008, the aggregate cap for guaranteed polices of all Canadian licensed mortgage insurers was increased to CAD$250.0 billion, which facilitates our ongoing ability to offer mortgage insurance products under the Government Guarantee Agreement. The failure of the Canadian government to maintain the Government Guarantee Agreement on terms similar to the current Government Guarantee Agreement could have an adverse effect on our ability to offer mortgage insurance products in Canada and could adversely affect our financial condition and results of operations. In July 2008, the Government of Canada announced adjustments to the rules for government guaranteed mortgages. We have incorporated these adjustments into our underwriting guidelines effective October 15, 2008. These new standards have resulted in a modest reduction of mortgage originations in Canada. Legislation became effective in Canada in 2010 that among other things, amends the statutes applicable to federally regulated lenders to prohibit such lenders from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose new disclosure obligations in respect of mortgage insurance. In 2010, the Canadian government made additional changes, and in January 2011, it announced further adjustments to the rules for government guaranteed mortgages, which are more fully described above under “International Mortgage Insurance—Canada—Government Guarantee.”

As also described under “International Mortgage Insurance—Canada—Government Guarantee,” amendments to the Government Guarantee Agreement have been completed. In June 2011, the Canadian government passed legislation, that when effective, will formalize existing mortgage insurance arrangements with private mortgage insurers and terminate the existing Government Guarantee Agreement including the elimination of the Canadian government guarantee fund. This legislation does not change the current government guarantee of 90% provided on mortgages we insure. Regulations to implement this legislation have not been enacted to date. While we do not anticipate any significant impacts to our business as a result of this legislation, a full assessment of the impact on our business cannot be completed until the regulations are finalized.

APRA regulates all ADIs in Australia and life, general, and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for ADIs. APRA’s current regulations provide for reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective.

Under rules adopted by APRA effective January 1, 2008, in connection with the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, ADIs in Australia that are accredited as standardized now receive a reduced capital incentive for using mortgage insurance for high loan-to value mortgage loans when compared to previous regulations in Australia. ADIs that are considered to be advanced accredited and determine their own capital estimates, are currently working with the mortgage insurers and APRA to determine the appropriate level of incentive mortgage insurance provides for high loan-to-value mortgage loans. The rules also provide that ADIs would need to acquire mortgage insurance coverage levels lower than existing requirements in order to obtain these reduced capital incentives. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages, or limit their use to the higher risk portions of their portfolios, which may have an adverse effect on our Australian mortgage insurance business.

In December 2010, revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee of the Bank for International Settlements to strengthen regulatory capital, liquidity and other requirements for banks, known as Basel III. Although we believe these revisions may encourage further use of mortgage insurance as a risk and capital management tool in international markets, their adoption by individual countries internationally and in the United States has only begun and we cannot be sure that this will be the case. Since the Basel III framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

During 2010, APRA issued detailed proposals to revise the capital requirements for all insurers it regulates. Following receipt of feedback from the industry, including quantitative analyses, from market participants, APRA published updated proposals in March and December 2011. These proposals will, subject to feedback, be incorporated in revised prudential and reporting standards during 2012 with an effective date in 2013. The current drafts of the new standards do not appear to indicate a material change to the regulatory capital requirements for our business. However, because these standards have not yet been finalized, we are unable to determine the ultimate impact that these new regulations will have on our regulatory capital requirements.

Our claims expenses and loss reserves in our U.S. mortgage insurance business have increased in recent periods and could continue to increase if the rate of defaults on mortgages covered by our mortgage insurance continues to increase, and in some cases we expect that paid claims and loss reserves will increase.

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

The foregoing factors have contributed to, and are expected to continue to contribute to, an increase in our incurred losses and loss reserves. While approximately 93% of our primary risk in-force in the United States as of December 31, 2011 is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home price appreciation, coupled with worsening economic conditions, is likely to cause further increases in our incurred losses and related loss ratios. As of December 31, 2011 and 2010, approximately 19% and 36%, respectively, of our U.S. mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, we expect our loss experience will increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

During 2010 and 2011, we experienced higher levels of paid claims and a decline in the level of loan modifications for borrowers of mortgage loans underlying our delinquency population. If the loan modification trend worsens in 2012 beyond our expectations, we would expect further aging of our delinquent loan inventory, which would pressure our loss reserves. Additionally, if elevated levels of unemployment or underemployment continue or increase in 2012, we would expect further increases in delinquencies and foreclosures to cause upward pressure on our paid claims and loss reserves. With respect to home prices, while housing inventory has demonstrated some improvement in recent months, the inventory of available homes has increased. The inventory of homes on the market is expected to rise substantially as vacant properties make their way through the foreclosure process. As these homes eventually make their way through an already strained and unpredictable foreclosure cycle and increase an already high level of inventory of homes available for sale, we expect home prices to be pressured downward depending upon the level and timing of this process. These conditions could result in an adverse impact on our financial condition and results of operations.

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

Certain types of mortgages have higher probabilities of claims. These include Alt-A loans, loans with an initial Interest Only payment option and other non-traditional loans that we have insured in prior years, including A minus loans and 100% loan-to-value products. Alt-A loans are originated under programs in which there are a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate at origination than standard documentation loans. Standard documentation loans include loans with reduced or different documentation requirements that meet specifications of GSE approved or other lender proprietary underwriting systems and other reduced documentation programs with historical and expected delinquency rates at origination consistent with our standard portfolio. The Interest Only payment option allows the borrower flexibility to pay interest only or pay interest and as much principal as desired, during an initial period of time. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. A material portion of our Alt-A and Interest Only loans was written in 2005 through 2007. At the end of 2007, we began to adopt changes to our underwriting guidelines to substantially eliminate new insurance on these loans. However, the new guidelines only affect business written after those guidelines became effective. Business written before the effectiveness of those guidelines was insured in accordance with the guidelines in effect at time of the commitment, even though that business would not meet the new guidelines. Although historical information is limited, we believe that Alt-A and Interest Only loans written prior to the adoption of the new guidelines may pose a higher risk of claims that would have an adverse impact on our operating results due to features such as deferred amortization of the loan principal on an Interest Only product and Interest Only loans that contain an adjustable interest rate feature and may reset to a rate above the existing rate. If defaults on Alt-A or Interest Only or other non-traditional loans are higher than the assumptions we made in pricing our mortgage insurance on those loans, then we would be required to make greater claims payments than we had projected, which could have an adverse effect on our financial condition and results of operations.

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

GEMICO, our primary U.S. mortgage insurance subsidiary, continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI, which is GEMICO’s domestic insurance regulator. As of December 31, 2011 and 2010, GEMICO’s risk-to-capital ratio was approximately 32.9:1 and 23.8:1, respectively. Over at least the next several quarters, we expect GEMICO’s risk-to-capital ratio to continue to increase. The amount of such increases will depend principally on the magnitude of future losses suffered by GEMICO and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

Effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business, although two such waivers are no longer in effect as of December 31, 2011. Consequently, GEMICO was authorized to write new business in 44 states as of December 31, 2011.

New insurance written in North Carolina and in the 34 states which do not impose their own risk-to-capital requirements represented approximately 49% of our total new insurance written for the years ended December 31, 2011 and 2010. New insurance written in the other nine states that have effective revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 33% and 29%, respectively, of total new insurance written for the years ended December 31, 2011 and 2010.

GEMICO is unable to write new business in the six states with risk-to-capital requirements where it was either not able to obtain or no longer operates with the benefit of a waiver or where certain of the conditions contained in a waiver previously granted were breached. Accordingly, from December 31, 2010 until July 31, 2011 in the case of three of these states (and for a longer period for the fourth state), we wrote new insurance through another of our U.S. mortgage insurance subsidiaries, GRMIC-NC. With the approval of applicable state insurance regulators and the GSEs, after July 31, 2011, we began writing new business through GRMAC in three of these states (and after December 15, 2011, in the two additional states with the alternative risk-to-capital waiver limitations) while continuing to use GRMIC-NC to write new business in the sixth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on July 31, 2012 and December 31, 2012, respectively.

We plan to write new business through GRMAC in any other state that prohibits GEMICO from writing new business, subject to the approval of applicable insurance regulators and the GSEs. Each of the GSEs retains the right to revoke or limit, or may not extend, GRMAC’s status as an eligible insurer, in which event GRMAC would not be able to write any new business. GRMAC’s ability to replace GEMICO as our principal writer of U.S. mortgage insurance (to the extent necessary) is also dependent upon GRMAC continuing to satisfy its own regulatory requirements, which is principally a function of the amount of GRMAC’s statutory capital levels and the amount of new insurance it writes (which is in turn dependent upon the number of states in which GRMAC is writing new business). We cannot provide assurances that GRMAC will be able to continue to satisfy these requirements. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

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

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth Canada). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of considerations, including (i) the extent to which we are on track towards executing certain capital reallocation transactions to support the redeployment of capital for the benefit of our stockholders while maintaining appropriate risk buffers; (ii) our ongoing analyses of risk scenarios and the value and return on providing such capital support or pursuing other alternative arrangements or strategies; (iii) our assessment and understanding of U.S. policy relating to housing finance, the use of private mortgage insurance or the GSEs; and (iv) our assessment of actions by competitors and the current views of the GSEs and state regulators. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. As a result, for a variety of reasons, there is no assurance that we will provide additional capital to support our U.S. mortgage insurance subsidiaries in the future.

To the extent we are not authorized to write new business in states for any of the reasons discussed above or otherwise, our customer relationships, our other businesses and our results of operations and financial condition could be adversely affected. For example, we could elect or effectively be required to place our U.S. mortgage insurance business into runoff (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) or be subject to other regulatory actions, including a request or demand that we provide additional financial support to our U.S. mortgage insurance subsidiaries. Depending upon our response to any such regulatory requests or demands, any subsequent regulatory response could have a material adverse effect on our business. In the unlikely event that that regulatory response involves the entry of a decree or order by a court with respect to certain bankruptcy, insolvency, reorganization, receivership or liquidation matters relating to any of our U.S. mortgage insurance subsidiaries that constitute significant subsidiaries under our senior debt indenture, and we have not received appropriate amendments or waivers with respect thereto under our senior debt indenture, it would constitute an event of default under such indenture and the maturity of the debt thereunder would accelerate, which would have a material adverse effect on our business.

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

We expect to continue to investigate insured U.S. mortgage loans and in some cases may rescind coverage, although we cannot give assurance on the extent to which we may continue to realize benefits from rescissions. We also expect to continue to evaluate the compliance of the insured or its loan servicer with the obligations under our master policy for insured loans they service and may curtail the amount of the claim payable based upon this evaluation, although we cannot give assurance on the extent to which we will continue to see such curtailments.

As part of our loss mitigation efforts, we routinely investigate insured loans and evaluate the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result, we have, and may in the future, rescind coverage on loans that do not meet our guidelines or curtail the amount of claims payable for non-compliance. In the past, we recognized significant benefits from taking action on these investigations and evaluations under our master policy. While we believe these actions are valid and expect additional actions based on future investigations and evaluations, we can give no assurance on the extent to which we may continue to see such rescissions or curtailments. In addition, insured lenders may object to our actions and we continue to have discussions with certain of those lenders regarding their objections to our actions that in the aggregate are material. If disputed by the insured and a legal proceeding were instituted, the validity of our actions would be determined by arbitration or judicial proceedings unless otherwise settled. Further, our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or have their claims curtailed. A variance between ultimate action rates and these estimates could significantly affect our financial position and results of operations. In the near term, sales could be reduced or eliminated as a result of a dispute with one or more lenders and such disputes could have an adverse effect on our long-term relationships with those lenders that are impacted.

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

We may face higher than anticipated losses if unemployment or underemployment rates in the United States differ significantly from our expectations.

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

A further deterioration in economic conditions or a further decline in home prices in the United States may adversely affect our loss experience in mortgage insurance.

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

Problems associated with foreclosure process defects in the United States may cause claim payments to be deferred to later periods.

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

In addition to the general regulatory risks that are described above under “—Our insurance businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth” and under “—The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition,” we are also affected by various additional regulations relating particularly to our U.S. mortgage insurance operations.

U.S. federal and state regulations affect the scope of our competitors’ operations, which has an effect on the size of the mortgage insurance market and the intensity of the competition in our U.S. mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA, and to a lesser degree, the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. In 2010, Congress extended aspects of the American Recovery and Reinvestment Act of 2009 providing for a continuation of raised FHA and GSE loan limits, including the limits for loans in high-cost areas of the country. The FHA has also streamlined its down-payment formula and made FHA insurance more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes could cause demand for private mortgage insurance to decrease.

In December 2010, revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee of the Bank for International Settlements to strengthen regulatory capital, liquidity and other requirements for banks, known as Basel III. Although we believe these revisions may encourage further use of mortgage insurance as a risk and capital management tool in international markets, their adoption by individual countries internationally and in the United States has only begun and we cannot be sure that this will be the case. Since the Basel III framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected. The heightened prudential standards for large bank holding companies and systemically significant financial companies that were proposed by the Federal Reserve Board in December 2011 may also increase the usefulness of mortgage insurance if insurance of that kind is treated as reducing counterparty credit exposure. However, if mortgage insurance is used in that way, it will create a new counterparty credit exposure to the issuer of the insurance, which could limit any usefulness it may otherwise have.

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

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae and Freddie Mac purchased approximately 63%, 63% and 70% for the years ended December 31, 2011, 2010 and 2009, respectively, of all the mortgage loans originated in the United States, according to statistics published by Inside Mortgage Finance. We believe the mortgages purchased by Fannie Mae and Freddie Mac have increased the market size for flow private mortgage insurance during recent years. However, while Fannie Mae’s and Freddie Mac’s purchase activity increased in recent years, mortgage insurance penetration did not increase proportionately due to a combination of tighter mortgage insurance guidelines and the impact of GSE loan-level pricing on high loan-to-value loans. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac independently establish eligibility standards for U.S. mortgage insurers. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the United States. Fannie Mae and Freddie Mac are also subject to regulatory oversight by HUD and the FHFA. As of December 31, 2011, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. As a result, a change in the charter provisions or other statutes or regulations relating to their purchase or guarantee activity, as well as to the mortgage insurer eligibility standards, could have an adverse effect on our financial condition and results of operations.

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

A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations in the United States could result in a decline in our revenue.

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

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 95%, 95% and 96%, respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2011, 2010 and 2009 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to 84%, 85% and 85% for the years ended December 31, 2009, 2010 and 2011, respectively. A decrease in persistency in the United States generally would reduce the amount of our insurance in-force and have an adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have an adverse effect if claims generated by such products continue to increase.

The amount of mortgage insurance we write in the United States could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.

There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance we write in the United States. These alternatives include:

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

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. We advised each captive reinsurer with whom we do business under an excess of loss arrangement that effective January 1, 2009 we will reinsure only on a quota share basis. For the years ended December 31, 2011 and 2010, approximately 2% and 3%, respectively, of our U.S. primary new risk written was subject to captive mortgage reinsurance. U.S. mortgage insurance premiums ceded to these reinsurers were $93 million, $122 million and $153 million for the years ended December 31, 2011, 2010 and 2009, respectively. U.S. mortgage insurance loss reserves ceded to these reinsurers were $178 million, $351 million and $673 million for the years ended December 31, 2011, 2010 and 2009, respectively. These arrangements can either favorably or unfavorably affect our profitability within a given calendar year depending upon whether or not the reinsurer’s layer of coverage is attaching and whether or not there are sufficient assets in the captive trust available for payment of claims, thereby covering some portion of losses.

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

The information in this Annual Report concerning the IPO securities is not an offer to sell, or a solicitation of an offer to buy, any securities. The IPO securities referred to in this Annual Report have not been and will not be registered under the U.S. Securities Act of 1933 and may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the U.S. Securities Act of 1933. If an offer of IPO securities which requires disclosure in Australia is made, a disclosure document for the offer will be prepared at that time. Any person who wishes to apply to acquire IPO securities will need to complete the application form that will be in or will accompany the disclosure document. In addition, the information in this Annual Report concerning the IPO securities is not intended for public distribution in Australia.

We have agreed to make payments to GE based on the projected amounts of certain tax savings we expect to realize as a result of the Genworth IPO. We will remain obligated to make these payments even if we do not realize the related tax savings and the payments could be accelerated in the event of certain changes in control.

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 12 years. This fixed obligation, the estimated present value of which was $310 million and $339 million as of December 31, 2011 and 2010, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of the Genworth IPO in 2004. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2011 and 2010 was $310 million and $339 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,190 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,360 square feet. In addition, we lease approximately 568,619 square feet of office space in 37 locations throughout the United States. We also own one building outside the United States with approximately 4,560 square feet, and we lease approximately 427,870 square feet in 45 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years. Although some leases have longer terms, no lease has an expiration date beyond 2022. Our aggregate annual rental expense under all leases was $28 million during the year ended December 31, 2011.

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

In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of

Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for HUD, a subpoena requesting information substantially similar to the Minnesota Department of Commerce’s request. Since 2008, the Minnesota Department of Commerce has periodically requested additional information. In December 2011, the same subsidiary received a subpoena from the United States Department of Housing and Urban Development, Office of Inspector General with respect to reinsurance arrangements, including captive reinsurance transactions. In January 2012, we received an information request from the Consumer Financial Protection Bureau requesting information from our mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions. We have responded or will respond to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate as appropriate with respect to any follow-up requests or inquiries.

In December 2011 and January 2012, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance industry participants and mortgage lenders as a defendant in three putative class action lawsuits captioned as follows: Samp, et al. v. JPMorgan Chase Bank, N.A., et al, United States District Court for the Central District of California; White, et al v. The PNC Financial Services Group, Inc., et al, United States District Court for the Eastern District of Pennsylvania; and Menichino, et al v. Citibank NA, et al, United States District Court for the Western District of Pennsylvania. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a mortgage lender through captive reinsurance arrangements received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA and unjustly enriched the defendants for which plaintiffs seek declaratory relief and unspecified monetary damages, including restitution. We intend to vigorously defend these actions.

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

The U.K. antitrust authorities conducted a review of the payment protection insurance sector and in January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, a successful appeal brought against key elements of the findings by a large U.K. retail bank delayed implementation of the full remedies package. The remedies package is expected to be fully implemented by mid-2012.

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

In July 2010, we received a subpoena from the office of the New York Attorney General, relating to an industry-wide investigation of the use of retained asset accounts as a settlement option for life insurance death benefit payments. When a retained asset account is established for a beneficiary, our insurance company subsidiary retains the death benefit proceeds in its general account and pays interest on those proceeds. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time. In addition to the subpoena, we have been contacted by state insurance regulators regarding retained asset accounts. We have responded to the New York Attorney General subpoena and state insurance regulator information requests, and will cooperate with respect to any follow-up requests or inquiries.

In June 2011, we received a subpoena from the office of the New York Attorney General relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. In addition to the subpoena, other state regulators are conducting reviews and examinations on the same subject. We are cooperating with these requests and inquiries.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

2011	High	Low
First Quarter	$14.77	$12.02
Second Quarter	$13.64	$9.75
Third Quarter	$10.71	$4.80
Fourth Quarter	$7.38	$4.84

2010	High	Low
First Quarter	$18.70	$11.52
Second Quarter	$19.36	$12.98
Third Quarter	$16.10	$10.26
Fourth Quarter	$13.72	$10.61

As of February 13, 2012, we had 251 holders of record of our Class A Common Stock.

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

	2006	2007	2008	2009	2010	2011
Genworth Financial, Inc.	$100.00	$97.16	$11.19	$44.88	$40.19	$20.04
S&P 500 Insurance Index	$100.00	$118.56	$49.63	$56.50	$57.43	$52.67
S&P 500®	$100.00	$128.13	$80.73	$102.10	$112.01	$114.35

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

The following table sets forth selected financial information. The selected financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to changes in accounting for embedded credit derivatives and variable interest entities in 2010 and for other-than-temporary impairments in 2009), which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions)	2011	2010	2009	2008	2007
Consolidated Statements of Income Information
Revenues:
Premiums	$5,705	$5,854	$6,019	$6,777	$6,330
Net investment income	3,380	3,266	3,033	3,730	4,135
Net investment gains (losses) (1)	(220)	(143)	(1,041)	(1,709)	(332)
Insurance and investment product fees and other	1,479	1,112	1,058	1,150	992

Total revenues	10,344	10,089	9,069	9,948	11,125

Benefits and expenses:
Benefits and operating expenses	9,524	9,556	9,468	10,420	9,038
Interest expense	506	457	393	470	481

Total benefits and expenses	10,030	10,013	9,861	10,890	9,519

Income (loss) from continuing operations before income taxes	314	76	(792)	(942)	1,606
Provision (benefit) for income taxes	53	(209)	(393)	(370)	452

Income (loss) from continuing operations	261	285	(399)	(572)	1,154
Income from discontinued operations, net of taxes (2)	—	—	—	—	15
Gain on sale of discontinued operations, net of taxes (2)	—	—	—	—	51

Net income (loss)	261	285	(399)	(572)	1,220
Less: net income attributable to noncontrolling interests (3)	139	143	61	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$142	$(460)	$(572)	$1,220

Income (loss) from continuing operations per common share:
Basic	$0.53	$0.58	$(0.88)	$(1.32)	$2.62

Diluted (4)	$0.53	$0.58	$(0.88)	$(1.32)	$2.58

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share
Basic	$0.25	$0.29	$(1.02)	$(1.32)	$2.77

Diluted (4)	$0.25	$0.29	$(1.02)	$(1.32)	$2.73

Weighted-average common shares outstanding: (5)
Basic	490.6	489.3	451.1	433.2	439.7

Diluted (4)	493.5	493.9	451.1	433.2	447.6

Cash dividends declared per common share (6)	$—	$—	$—	$0.30	$0.38

	Years ended December 31,
(Amounts in millions)	2011	2010	2009	2008	2007
Selected Segment Information
Total revenues:
U.S. Life Insurance	$6,130	$5,786	$4,797	$5,589	$6,093
International Protection	1,022	1,112	1,301	1,557	1,529
Wealth Management	453	352	278	330	336
International Mortgage Insurance	1,507	1,372	1,259	1,350	1,160
U.S. Mortgage Insurance	719	754	826	851	805
Runoff	501	665	672	252	1,129
Corporate and Other	12	48	(64)	19	73

Total	$10,344	$10,089	$9,069	$9,948	$11,125

Income (loss) from continuing operations:
U.S. Life Insurance	$432	$292	$(115)	$(64)	$494
International Protection	93	74	45	127	127
Wealth Management	47	40	28	42	43
International Mortgage Insurance	496	513	396	481	453
U.S. Mortgage Insurance	(477)	(559)	(427)	(368)	171
Runoff	(53)	25	(75)	(598)	28
Corporate and Other	(277)	(100)	(251)	(192)	(162)

Total	$261	$285	$(399)	$(572)	$1,154

Consolidated Balance Sheet Information
Total investments	$71,904	$68,437	$63,515	$60,612	$70,800
All other assets (7)	42,398	43,958	44,672	46,777	43,515

Total assets	$114,302	$112,395	$108,187	$107,389	$114,315

Policyholder liabilities	$70,193	$69,169	$69,220	$73,291	$72,977
Non-recourse funding obligations	3,256	3,437	3,443	3,455	3,455
Short-term borrowings	—	—	930	1,133	200
Long-term borrowings	4,726	4,952	3,641	4,261	3,903
All other liabilities	18,462	19,866	17,603	16,323	20,302

Total liabilities	$96,637	$97,424	$94,837	$98,463	$100,837

Accumulated other comprehensive income (loss)	$4,021	$1,492	$(164)	$(3,062)	$727
Noncontrolling interests (3)	$1,124	$1,110	$1,074	$—	$—
Total stockholders’ equity	$17,665	$14,971	$13,350	$8,926	$13,478
U.S. Statutory Financial Information (8)
Statutory capital and surplus (9)	$4,604	$4,885	$5,878	$6,436	$6,597
Asset valuation reserve	$149	$133	$56	$320	$430

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

(3)	Noncontrolling interests relate to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.
(4)

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

(5)

The number of shares used in our calculation of diluted earnings per common share in 2007, 2008, 2009, 2010 and 2011 was affected by the additional shares of Class A Common Stock issuable under Equity Units, stock options, RSUs and SARs and was calculated using the treasury method. In May 2009, stockholders approved, and in July 2009 we commenced, an offer to eligible employees to exchange eligible stock options and SARs (the “Eligible Options and SARs”) for a reduced number of stock options and SARs (collectively, the “Replacement Awards”). In August 2009, we granted the Replacement Awards, consisting of an aggregate of 2.6 million new stock options and 308,210 new SARs, in exchange for the Eligible Options and SARs surrendered in the exchange offer. Weighted-average shares outstanding also increased reflecting a public offering of 55.2 million shares of our Class A Common Stock in September 2009. See note 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of the exchange offer completed in August 2009 and note 3 for a discussion of the equity offering in September 2009.

(6)

During the first and second quarters of 2007, we declared dividends of $0.09 per common share. During the third quarter of 2007, we increased the quarterly dividend 11% and declared dividends of $0.10 per common share in the third and fourth quarters of 2007 and the first, second and third quarters of 2008. In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. Therefore, no dividends were declared in the fourth quarter of 2008 or in 2009, 2010 and 2011.

(7)

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

(8)

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

(9)

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

Overview

Our business

We are a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. Beginning in the fourth quarter of 2011, we changed our operating business segments to better align our businesses. Under the new structure, we operate through three divisions: Insurance and Wealth Management, Mortgage Insurance and Corporate and Runoff. Under these divisions, there are six operating business segments. The Insurance and Wealth Management Division includes the following operating business segments: U.S. Life Insurance (which includes our life insurance, long-term care insurance and fixed annuities businesses), International Protection (which includes our lifestyle protection insurance business) and Wealth Management. The Mortgage Insurance Division includes the following operating business segments: International Mortgage Insurance and U.S. Mortgage Insurance. The Corporate and Runoff Division includes the Runoff segment and Corporate and Other activities. The Runoff segment includes the results of non-strategic products which are no longer actively sold. These changes allow us to sharpen our focus on common aspects within each group of businesses while taking advantage of current financial synergies. Financial information has been updated for all periods to reflect the reorganized segment reporting structure. The following discussion reflects our reorganized operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life and long-term care insurance.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•	Wealth Management. We offer and manage a variety of wealth management products that include managed account programs together with advisor support and financial planning services.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, FABNs and GICs. In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	U.S. Life Insurance. The revenues in our U.S. Life Insurance segment consist primarily of:

•	net premiums earned on individual term life insurance, individual and group long-term care insurance and single premium immediate annuities with life contingencies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	insurance and investment product fees and other, including surrender charges, mortality and expense risk charges, primarily from universal life insurance policies, and other administrative charges.

•	International Protection. The revenues in our International Protection segment consist primarily of:

•	net premiums earned on lifestyle protection insurance policies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	insurance and investment product fees and other, primarily third-party administration fees.

•	Wealth Management. The revenues in our Wealth Management segment consist primarily of:

•	management fees and commissions and other administrative charges.

•	International Mortgage Insurance. The revenues in our International Mortgage Insurance segment consist primarily of:

•	net premiums earned on international mortgage insurance policies; and

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio.

•	U.S. Mortgage Insurance. The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on U.S. mortgage insurance policies and premiums assumed through our inter-segment reinsurance with our international mortgage insurance business;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	Runoff. The revenues in our Runoff segment consist primarily of:

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	insurance and investment product fees and other, including mortality and expense risk charges, primarily from variable annuity contracts, and other administrative charges.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of:

•	unallocated net investment income and net investment gains (losses); and

•	insurance and investment product fees from non-core businesses and eliminations of inter-segment transactions.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life, long-term care and Medicare supplement insurance; (2) new and additional premiums/deposits for universal and term universal life insurance, linked-benefits, fixed and variable products; (3) gross and net flows, which represent gross flows less redemptions, for our wealth management business; (4) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; and (5) new insurance written for mortgage insurance. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, new premiums/deposits, gross and net flows, written premiums, premium equivalents and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Equity markets, credit markets and interest rate spreads generally improved during 2011 but experienced higher volatility and widening spreads in the second half of 2011. Although global financial markets experienced some improvement since 2010, the European debt crisis and concerns regarding the U.S. economy impacted the recovery.

The U.S. housing market reflected continuing stress and growing levels of foreclosures with variations in performance by sub-market, including signs of stabilization within certain regions while others declined. Unemployment and underemployment levels in the United States remained relatively constant with the fourth quarter of 2010 and throughout 2011 with a slight decline in December 2011. We expect unemployment and underemployment levels in the United States to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period. In Canada, the housing market was pressured by a smaller refinance market while home prices remained relatively stable in the market segment we serve and unemployment levels increased slightly from the third quarter of 2011. In Australia, the housing market has remained fairly stable with home prices and unemployment remaining consistent with the third quarter of 2011. Consumers in Australia remained cautious given higher interest rates, higher costs of living, general concerns about the global economy and slow recovery in regions impacted by the recent natural disasters. Europe remained a slow growth environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity initiatives. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products have been and could be further impacted negatively or positively going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of global financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

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

Volatility in credit and investment markets. During the fourth quarter of 2011, markets were characterized by volatility due to increased uncertainty regarding the European economy and continuing concern over potential financial disruption emanating from the region, particularly early in the fourth quarter of 2011. Despite steps taken by the European Union and U.S. Federal Reserve to increase liquidity, stabilize bank funding and reduce funding costs for the European peripherals, markets remained skittish. Positive signs in the U.S. economy began to appear, but European contagion fears and year-end risk aversion dampened demand for riskier asset classes, and the continuing flight to quality kept U.S. Treasury yields low. Demand for both high quality corporate bonds and structured products did increase toward the end of the quarter, resulting in some spread tightening, particularly once U.S. domestic data began to beat market expectations, and the correlation to negative sentiment related to Europe’s issues subsided.

We recorded net other-than-temporary impairments of $132 million during 2011, which were lower than 2010 levels and we expect losses to moderate further from prior year levels. Even though certain segments of the marketplace are still experiencing declines in the performance of collateral underlying certain structured securities, impairments of structured securities in our investment portfolio declined further in 2011 from the 2010 levels. However, impairments related to corporate securities increased during 2011 largely as a result of expected restructuring of two private placement debt securities in the third quarter of 2011. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with our securities that have not been impaired continues to perform.

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

U.S. Life Insurance

Life insurance. Results of our life insurance business are impacted by sales, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, effective distribution and customer service.

Life insurance sales increased during 2011 compared to 2010 from sales of our term universal and universal life insurance products. Sales of our term universal life insurance product were up 16% in 2011 versus the traditional term and term universal life insurance sales in the prior year. Annualized first-year deposits of our universal life insurance products increased 14% in 2011 compared to the prior year. We believe our life insurance products have been effectively priced for the middle and emerging affluent markets as reflected in recent trends. More recently, we have raised certain product prices, chosen not to follow certain competitors’ price reductions and moved to tighten pricing assumptions given the low interest rate environment. Therefore, we expect reduced sales levels in 2012. Shifts in consumer demand, relative pricing, return on capital or reinsurance decisions and other factors could also affect our sales levels.

Throughout 2010 and into 2011, we experienced favorable mortality results in our term life insurance products as compared to priced mortality assumptions. During this same period, while less severe in 2011 than in prior years, we have experienced lower persistency as compared to pricing assumptions for 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies go through their post-level rate period and then moderate thereafter.

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

In addition, the NAIC has formed a Joint Working Group to review the statutory reserve requirements of Regulation AXXX impacting certain universal life insurance policies with secondary guarantees. While the Joint Working Group has issued a draft conceptual framework for public comment, it is too early to assess the magnitude of the affect the framework would have on reserving requirements, if adopted, or changes to regulatory capital requirements. However, we expect changes to such requirements and this could impact future sales and product design.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, morbidity, mortality, persistency, investment yields, expenses and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features and pricing, including our ability to implement future rate actions as deemed necessary.

In recent years, industry-wide first-year annualized premiums of long-term care insurance declined during the recession and rebounded as the economy stabilized. This positive trend continued during 2011. Sales of our individual long-term care insurance product increased 45% in 2011 versus the prior year due in part to overall sales growth in the market and to competitor actions. These trends combined with the impacts of the progress made on our multiple growth initiatives relating to distribution effectiveness and broadening of our individual and group offerings have resulted in increased sales. Given these developments, we have increased both pricing and utilization of reinsurance in the form of coinsurance to improve profitability and capacity for new business. We have reinsured through coinsurance 40% of our most recent individual long-term care product offerings. Sales of our individual long-term care insurance products increased in the fourth quarter of 2011 due in part to the recent introduction of a new, higher priced product with the higher pricing catalyzing sales of the prior product. We expect sales to moderate in 2012. We expect our sales levels could be further impacted by shifts in consumer demand, relative pricing, pricing of next generation products, return on capital and reinsurance decisions and other factors. We have experienced, and may continue to experience, higher claims than priced for in older issued policies which negatively impact our results of operations.

We continue pursuing initiatives including: new product issuance and service offerings; investing in care coordination capabilities; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve business profitability and the performance of the overall block. These efforts include evaluating the need for future in-force rate increases, where warranted, on older issued policies. In this regard, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. As of December 31, 2011, we have received approvals in 39 states which represent approximately 65% of the targeted premiums. The state approval process of an in-force rate increase and the amount of the rate increase varies, and in certain states the decision to approve or decline can take up to two years. Upon approval, premium increases may only occur on an insured’s billing anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete.

Changes in regulations or government programs, including long-term care insurance rate action legislation could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Fixed annuities. Results of our fixed annuities business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, mortality, policyholder surrenders, new product sales and competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings and relative pricing.

In fixed annuities, sales may fluctuate as a result of consumer demand, changes in interest rates, credit spreads, relative pricing, return on capital decisions, and our disciplined approach to managing risk. We have re-priced fixed annuities to maintain or increase spreads and targeted returns. Looking ahead, we will continue to actively evaluate marketing and investment strategies in the event that interest rates change. We have targeted distributors and producers and maintained sales capabilities that align with our focused strategy. We have expanded distribution relationships with new financial institutions, independent financial planners and BGAs and we expect to continue to build these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities.

Refinements of product offerings and related pricing, including use of reduced commission structures and disciplined investment strategies, support our target of achieving appropriate risk-adjusted returns. Sales increased in 2011 reflecting the opportunistic use of reduced commission products. In 2012, we expect moderate growth in sales driven by our new fixed indexed annuity products.

International Protection

Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions, including consumer lending and spending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

The profitability of our lifestyle protection insurance business improved during 2011 driven by lower new claim registrations resulting in lower claim reserves and claim payments, as well as the impact of our policy re-pricing and distribution contract restructuring initiatives. Sales during 2011 decreased primarily as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. During the second half of 2011, sales declined in Southern Europe, most notably in Italy and Portugal, as our commercial growth initiatives were more than offset by reduced levels of consumer lending. However, these declines were partially offset as a result of signing new clients and increasing production with our large clients during 2011. We are pursuing various targeted initiatives to launch in select new markets such as South America and China, enhance our distribution capabilities and optimize our product offerings, which have begun to help to mitigate lower consumer lending levels. However, depending on the severity and length of these conditions, we could experience additional declines in sales and ability to generate targeted growth in new sales.

New claim registrations continued to decline in 2011 and remain at the lowest levels since the third quarter of 2008. This, combined with stabilizing claim durations, has led to a return to pre-recession loss ratio levels. The improvement in our loss ratio has been most notable in the Nordic and Western Europe regions. Our loss ratio in the fourth quarter of 2011 has remained consistent with the fourth quarter of 2010 and is at a level that we expect going forward.

Consumer lending levels remain challenged particularly given concerns regarding the European debt crisis. Unemployment rates in Europe are expected to trend upwards slightly during 2012 with regional variation, although the impact is expected to be less severe than the previous recession. Additionally, we expect flat to negative European gross domestic product growth.

During 2011, continued progress was made in improving profitability through pricing, coverage or distribution contract changes on both new and eligible in-force policies. With most of these contract restructuring projects complete, we are focusing on supporting sales strategies through expansion into select new markets, targeted product offerings and enhanced distribution capabilities. We expect these efforts, along with sound risk and cost management disciplines, to maintain or improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending.

Wealth Management

Results of our wealth management business are impacted by the demand for asset management products and related support services, investment performance and equity market conditions.

Although we experienced negative net asset flows in the fourth quarter of 2011, driven primarily by difficult market conditions and the movement of a legacy block of managed accounts, asset flows for the prior nine sequential quarters as well as net flows for 2011 were positive, driven by the introduction of new investment strategies, the expansion of investment solutions and services we offer to our advisors and an increase in the number of advisors that do business with us. We expect additional outflows from the legacy block of managed accounts in the first quarter of 2012 to impact net flows. Depending upon the direction of equity and fixed-income markets in the future, we could see either positive or negative impacts on sales, net flows and assets under management.

On December 31, 2010, we purchased the operating assets of Altegris. This acquisition provided a platform of alternative investments including hedge funds and managed futures products and had approximately $2.2 billion in client assets as of December 31, 2010.

In January 2012, we reached an agreement to sell our tax and accounting financial advisor unit, GFIS, for approximately $79 million at closing, plus an earnout provision. We expect to recognize a realized gain on the sale, with the closing of the sale expected in the first half of 2012, subject to customary closing conditions and regulatory approvals.

International Mortgage Insurance

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

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force with an estimated average effective loan-to-value ratio of 57%. We expect that these established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. Our participation or entry in other international markets will remain selective and disciplined.

In Canada, during 2011, favorable economic conditions persisted with housing affordability benefiting from low interest rates and unemployment levels. Since September 2010, the Bank of Canada has maintained the overnight rate at 1.0% and we expect this rate to be maintained at this level through at least the first half of 2012. The unemployment rate in Canada has gradually decreased during the last two years and is expected to remain near current levels throughout 2012. Additionally, home prices increased modestly during the first half of 2011 and remained stable for the remainder of the year. We expect home prices to remain stable through most of 2012 as a balanced housing market persists.

In January 2011, the Canadian government announced new mortgage rules that became effective in March and April of 2011. These changes reduced the amount of flow new insurance written in 2011 primarily due to a smaller market, particularly for high loan-to-value refinance transactions, which was partially offset by improved market penetration. As a result, flow new insurance written in Canada during 2011 was slightly below 2010 levels. We expect our level of flow new insurance written in 2012 to increase modestly from the 2011 levels. As of December 31, 2011, our 2010 and 2011 books of business represent 22% of our insurance in-force while our 2007 and 2008 book years, the two largest in our portfolio, together represent 29% of our insurance in-force. As a result of our large 2007 and 2008 book years and subsequent smaller books seasoning during 2011, earned premiums in Canada declined relative to 2010 levels and are expected to decline modestly in 2012.

During 2011, losses in Canada increased from levels experienced during 2010 despite improving overall economic conditions and stable housing markets. While the total number of delinquencies decreased during 2011, and we continued to realize benefits from our loss mitigation activities, overall losses increased as a result of higher severity on older books, particularly from Alberta. In Alberta, the economy and housing market have not recovered to pre-recession levels, driving increased severity, although conditions did improve during 2011. We expect our overall loss levels in Canada to improve slightly in 2012, although loss levels may vary quarterly based on seasonal or event-driven fluctuations.

In June 2011, the Canadian government passed legislation, that when effective, will formalize existing mortgage insurance arrangements with private mortgage insurers and terminate the existing Government Guarantee Agreement, including the elimination of the Canadian government guarantee fund. This legislation does not change the current government guarantee of 90% provided on mortgages we insure. While we do not anticipate any significant impacts to our business as a result of this legislation, a full assessment of the impact on our business cannot be completed until the regulations are finalized.

In Australia, economic growth slowed during 2011, particularly in Queensland, given the economic impact of the flooding in January 2011, pressures from higher interest rates, higher costs of living, higher exchange rates and cautious consumer spending. As a result, increased levels of new delinquencies were reported by financial institutions in this market, which adversely impacted the results of our operations. The housing market in Australia experienced some modest home price declines in 2011 and we expect home prices to remain near current levels throughout 2012. Unemployment levels increased slightly during 2011 compared to 2010, and we expect a modest increase in 2012. In the fourth quarter of 2011, the Reserve Bank of Australia lowered the cash rate from 4.75% to 4.25%, in two separate decisions, which had remained unchanged since December 2010. There is a market expectation of a further decrease in rates during 2012.

Total mortgage market activity in Australia continued to slow during the first half 2011 as consumers became more cautious about higher interest rates and global economic uncertainty together with the economic impact of natural disasters. Additionally, some lenders were slow to return to the high loan-to-value market. These factors resulted in a smaller high loan-to-value mortgage originations market. During the second half of 2011, total mortgage market activity began to increase driven by first-time home buyers and higher refinance transactions reflecting modestly improving consumer confidence and stable to declining interest rates from rate decreases in the fourth quarter of 2011. As a result, our flow new insurance written decreased marginally overall during 2011 compared to 2010. We expect our level of flow new insurance written in 2012 to be similar to 2011 levels. As of December 31, 2011, our 2010 and 2011 books of business represent 19% of our insurance in-force while our 2007, 2008 and 2009 book years, the three largest in our portfolio, together represent 37% of our insurance in-force. As a result of our large 2007 to 2009 book years and subsequent smaller books seasoning during 2011, earned premiums in Australia declined marginally relative to 2010 levels and this trend is expected to continue in 2012.

Losses in Australia improved throughout most of 2010 as a result of continued loss mitigation activities and the benefits of the improving economic environment. In the first quarter of 2011, losses began to increase driven by higher rates, lower retail spending and higher reserves for claims anticipated from the natural disasters during that quarter, particularly the flooding in Queensland. During the second and third quarters of 2011, there was an increase in the number of outstanding delinquencies and reserves as the cumulative impact of the factors noted previously exerted pressure on elements of the portfolio. During the fourth quarter of 2011, total delinquencies decreased but remained above 2010 levels and the rate of new delinquencies slowed. We expect overall 2012 losses to remain near 2011 levels.

We plan to pursue a sale of a minority interest position of our Australian mortgage insurance business through an IPO in Australia during 2012, subject to market conditions and regulatory approval. This move is part of a broader strategy to rebalance the business portfolio, support future growth opportunities for the Australian business with expanded access to capital markets, maintain control positions of strategic mortgage insurance platforms in Australia and Canada, and together with other actions, free material capital for redeployment.

In many of our European mortgage insurance markets, we have observed early signs of economic stabilization as unemployment rates appear to be peaking and declines in home prices have moderated. The overall economic environment in Europe, however, continues to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery. As a result, we have seen increasing delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland, contributing to increased loss reserves in our European mortgage insurance business, which we expect to continue through 2012. Specifically in Ireland, which represents less than 1% of our international primary risk in-force, we experienced increasing delinquencies and reserves in the second half of 2011 driven by prolonged economic and housing market stress and we expect this to continue into 2012.

Over the past several years, our global loss mitigation operations have enhanced both their capabilities and resources devoted to finding solutions that cure delinquencies and help to keep borrowers in their homes. These efforts include loan modification programs designed to help borrowers maintain mortgage payments while they are experiencing personal hardships. These programs allow lenders to maintain their relationship with a borrower while retaining an interest earning asset. In addition, we have developed asset management strategies designed to efficiently dispose of properties when a borrower’s hardship cannot be cured. Such efforts include actively partnering with the lender and borrower to optimize the transition process and taking early possession of properties to mitigate claim payments. As a result, our loss mitigation activities have had a favorable impact on our financial results as well as our relationships in the marketplace.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. This has resulted in several outcomes including rising foreclosures, more borrowers seeking loan modifications and elevated housing inventories which place downward pressure on home values. Overall, we anticipate additional declines in home values into 2012. At the same time, we also expect unemployment and underemployment levels to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period.

Continuing from the prior year and throughout 2011, a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, converged to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size was driven down by growth in FHA originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. However, given ongoing FHA risk management actions, we have seen the private mortgage insurance penetration rate increase through the fourth quarter of 2011 and expect this to continue given the additional FHA pricing changes effective in April 2011. This increase has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Going forward, further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we believe the industry can expect to regain market share over time. In November 2011, federal legislation was enacted that extended the authority of the FHA to insure loans with initial balances in amounts up to 125% of median area home prices of up to and including $729,750. With this new legislation in place, the FHA now has higher loan limits than do the GSEs in certain metropolitan statistical areas. Accordingly, this could give the FHA a competitive advantage over private mortgage insurance providers. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

Although the overall insured market size was larger compared to the prior year, our U.S. mortgage insurance market share remained relatively flat in 2011 driven by the shift in private mortgage insurance penetration versus the FHA, changing competitive landscape within the U.S. mortgage insurance industry, including the exit of some competitors from the market and the impact of competitor pricing pressure. While we expect these trends to continue into 2012, we also expect to increase our overall market share in the coming year. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact.

While we continue to experience a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2005, 2006, 2007 and first half of 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower rate, delinquencies for these book years continue to drive the level of new delinquencies being reported. While the impact was originally concentrated in certain states and alternative product types, during the last few years, the impact has shifted to more traditional products reflecting the elevated unemployment and underemployment levels throughout the United States. Beginning mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. In addition, we saw wide ranges in performance among loan servicers regarding the ability to modify loans. While these trends continue, both the levels of foreclosure starts and paid claims declined in the current year from elevated levels seen a year ago. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process changes and defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market.

Expanded efforts in the mortgage lending market to modify loans and improved performance of our second half of 2008 and the 2009 and 2010 book years compared with the performance of prior book years, resulted in continued reductions in delinquency levels during the fourth quarter of 2011. However, loan modification efforts remained challenged and aging of delinquencies continued to increase through the remainder of 2010 and through the fourth quarter of 2011; moreover, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. If employment levels remain pressured, home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, during 2011, we have seen the level of loan modification actions moderating against the levels we experienced during the fourth quarter of 2010. We saw evidence of low levels of modification activity outside of government programs and servicers distracted by various regulatory and legal actions. Further reduction of loan modifications would have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements, which occurred during the year ended December 31, 2011 resulted in a reduction of expected losses of $567 million compared to $734 million during the year ended December 31, 2010.

Workouts and loan modifications, which related to loans representing 4% of our primary risk in-force as of December 31, 2011, and occurred during the period then ended, resulted in a reduction of expected losses during the year ended December 31, 2011 of $414 million compared to $521 million during the year ended December 31, 2010. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. However, such borrower re-defaults currently remain stable at anticipated levels. In addition, pre-sales, claims administration and other non-cure workouts that occurred during the year ended December 31, 2011 resulted in a reduction of expected losses of $108 million compared to $55 million that occurred during the year ended December 31, 2010.

As a result of investigation activities on certain insured delinquent loans, we found some levels of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the year ended December 31, 2011 which reduced our expected losses at the time of rescission by $45 million compared to $158 million that occurred during the year ended December 31, 2010. We expect limited benefit from rescission actions in future periods.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modifications and reviews of loan servicing and claims administration compliance where we expect a majority of our loss mitigation benefits to be achieved going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot give assurance on the extent or level at which such claim curtailments will continue. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to decline as alternative programs have begun to gain momentum. With lower benefits from government-sponsored programs and the limited impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. On February 1, 2012, the Obama Administration announced that it would extend HAMP for one year until December 31, 2013, and expand borrower eligibility by loosening certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP are being increased and, for the first time, will be offered to the GSEs. There can be no assurance that these changes will increase the number of loans that are modified under HAMP, including mortgage loans we insure currently, or that any such modifications will succeed in avoiding foreclosure. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward. We expect the primary source of new reserves and losses to come from new delinquencies.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the year ended December 31, 2011, we recorded reinsurance recoveries of $101 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2004 through 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. While we continue to receive cash benefit from these captive arrangements at the time of claim payment, this level of benefit is expected to decline going forward as more captive trusts’ assets are being exhausted at a faster rate. As of January 1, 2009, we no longer enter into excess loss of captive reinsurance transactions and, therefore, only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward.

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of common shares of Genworth Canada that were held by Brookfield, our indirect wholly-owned subsidiary, outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies.

GEMICO, our primary U.S. mortgage insurance subsidiary, continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI, which is GEMICO’s domestic insurance regulator. As of December 31, 2011 and 2010, GEMICO’s risk-to-capital ratio was approximately 32.9:1 and 23.8:1, respectively. Over at least the next several quarters, we expect GEMICO’s risk-to-capital ratio to continue to increase. The amount of such increases will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

Effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business, although two such waivers no longer are in effect as of December 31, 2011 due to the imposition of alternative risk-to-capital limitations contained in these two waivers as they were granted to GEMICO. Consequently, GEMICO was authorized to write new business in 44 states as of December 31, 2011.

New insurance written in North Carolina and in the 34 states which do not impose their own risk-to-capital requirements represented approximately 49% of our total new insurance written for the years ended December 31, 2011 and 2010. New insurance written in the other nine states that have granted revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 33% and 29%, respectively, of total new insurance written for the years ended December 31, 2011 and 2010.

With respect to the six states where GEMICO is not authorized to write new business, from December 31, 2010 until July 31, 2011 in the case of three of these states (and for a longer period for the fourth state), we wrote new insurance through another of our U.S. mortgage insurance subsidiaries, GRMIC-NC. With the approval of applicable state insurance regulators and the GSEs, after July 31, 2011, we began writing new business through GRMAC in three of these states (and after December 15, 2011, in the two additional states with alternative risk-to-capital waiver limitations) while continuing to use GRMIC-NC to write new business in the sixth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on July 31, 2012 and December 31, 2012, respectively.

We plan to write new business through GRMAC in any other state that prohibits GEMICO from writing new business, subject to the approval of applicable insurance regulators and the GSEs and GRMAC continuing to satisfy its own regulatory requirements. Depending upon volume, GRMAC currently has approximately a full year of new business capacity. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth Canada). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of considerations, including (i) the extent to which we are on track towards executing certain capital reallocation transactions to support the redeployment of capital for the benefit of our stockholders while maintaining appropriate risk buffers; (ii) our ongoing analyses of risk scenarios and the value and return on providing such capital support or pursuing other alternative arrangements or strategies; (iii) our assessment and understanding of U.S. policy relating to housing finance, the use of private mortgage insurance or the GSEs; and (iv) our assessment of actions by competitors and the current views of the GSEs and state regulators. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. As a result, for a variety of reasons, there is no assurance that we will or will not provide additional capital to support our U.S. mortgage insurance subsidiaries in the future.

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

In response to the recent years’ adverse operating results, we engaged in a strategic review of our U.S. mortgage insurance business. While our U.S. mortgage insurance business continues to write new business with expected profitable returns on an ongoing basis, we evaluated (i) the maintenance of ongoing operations and potential changes to the business as the private mortgage insurance and broader housing finance markets evolve;

(ii) the prospects involved in ceasing to write new business but continuing to service the existing policies in-force (commonly referred to as “runoff”); and (iii) the merits and potential of entering into a strategic transaction involving the spinoff, merger or sale of our U.S. mortgage insurance operations. Key considerations taken into account by us in identifying and assessing alternatives included the efficiency of capital required in the short- and medium-term under each of these options; underlying embedded value within our U.S. mortgage insurance business; maximization of capital deployment flexibility; maintenance of adequate liquidity and financial flexibility; protection of the value, reputation, ratings and regulatory relationships of our U.S. mortgage insurance business and Genworth as a whole; and maximization of medium- to long-term shareholder value. Each alternative we considered included challenges and opportunities from a financial, operational, reputational and regulatory perspective. We will continue to monitor these considerations and alternatives on a go forward basis and our expectation currently is to continue operating our U.S. mortgage insurance business with the benefit of regulatory waivers and the use of alternative subsidiaries to generate new insurance written.

Runoff

Results of our Runoff segment are affected by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality and policyholder surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our results, regulatory capital requirements, distributable earnings and liquidity.

In January 2011, we discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. During 2011, a low interest rate environment and continued volatility in equity market performance unfavorably impacted the results of our variable annuity products and regulatory capital requirements. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to mitigate most of these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on capital and earnings. In addition to the use of hedging activities to mitigate impacts related to equity market volatility and interest rate risks, we may pursue reinsurance opportunities to further mitigate volatility in results.

The results of our institutional products are impacted by scheduled maturities, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will largely mitigate this risk.

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business for $276 million. We recognized an after-tax gain on the sale of $20 million in the fourth quarter of 2011. The transaction included the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the sale.

We expect to manage our runoff products for at least the next ten years. Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

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

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life insurance, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses, and future yield on related investments, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2011, 2010 and

2009, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates, mortality and reinsurance costs.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the years ended December 31, 2011, 2010 and 2009, key assumptions were unlocked in our international mortgage insurance business to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) on amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2011	2010	2009
U.S. Life Insurance	$(15)	$(14)	$(15)
International Mortgage Insurance	5	5	3
Runoff	—	6	—

Total	$(10)	$(3)	$(12)

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

We regularly review DAC to determine if it is recoverable from future income as part of our loss recognition testing. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization and potentially an increase in benefit reserves, to address any premium deficiency. The establishment of such a reserve is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premium, estimated gross profits and expected losses and expenses of our businesses. As of December 31, 2011, we believe all of our businesses have sufficient future income where the related DAC is recoverable based on our best estimates of morbidity, mortality, expected premiums, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates expected to occur.

In 2009, loss recognition testing of our variable annuity products in our Runoff segment resulted in an increase in amortization of DAC of $54 million reflecting unfavorable equity market performance.

Continued low interest rates have impacted the margins on our immediate annuity products. As of December 31, 2011 and 2010, we had margin of approximately $56 million and $70 million, respectively, on $7,067 million and $7,370 million, respectively, of net U.S. GAAP liability related to our immediate annuity products. The risks we face include adverse variations in interest rates and/or mortality. Adverse experience in one or both of these risks could result in the DAC associated with our immediate annuity products being no longer fully recoverable as well as the establishment of additional benefit reserves. Any favorable variation would result in additional margin in our DAC loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. As of December 31, 2011, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under adverse variations in morbidity, mortality, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably possible to occur. See notes 2 and 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2011, we believe all of our businesses have sufficient future income where the related PVFP is recoverable based on our best estimates of morbidity, mortality, withdrawal or lapse rate, maintenance expense and interest rates that are expected to occur.

Continued low interest rates and lower than expected termination rates have impacted the margins on our acquired long-term care insurance business. As of December 31, 2011 and 2010, we had margin of approximately $11 million and $115 million, respectively, on $2,819 million and $2,857 million, respectively, of net U.S. GAAP liability related to our individual and group long-term care insurance products. The risks we face include adverse variations in morbidity, interest rates, lapse and mortality. Adverse variation in one or more of these risks could result in additional amortization of PVFP or the establishment of additional benefit reserves. As of December 31, 2011, adverse variation that we consider reasonably possible would result in an additional charge to income of up to approximately $46 million. However, more adverse variation could result in additional amortization of PVFP or establishment of additional benefit reserves, while any favorable variation would result in additional margin in our PVFP loss recognition analysis and would result in higher earnings recognition over the remaining duration of the in-force block. As of December 31, 2011, we believe all of our other businesses have sufficient future income where the related PVFP would be recoverable under adverse variations in morbidity, mortality, expected premiums, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably possible to occur. For the years ended December 31, 2011, 2010, and 2009, there were no charges to income as a result of our PVFP recoverability or loss recognition testing. See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.

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

We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In 2008, we impaired all goodwill associated with our U.S. mortgage insurance business and annuity and institutional products. Accordingly, these businesses are no longer subject to goodwill impairment testing but do have a significant impact on the valuation of our market capitalization in comparison to our book value. When reconciling to our market capitalization, we estimate the values for these businesses and also consider the negative value that would be associated with corporate debt, which would be subtracted from the fair value of our businesses to calculate the total value attributed to equity holders. We then compare the total value attributed to equity holders to our market capitalization.

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

As a result of declines in interest rates that increased our life insurance reporting unit’s book value during the third quarter of 2011, we performed an interim impairment assessment on our life insurance reporting unit as of September 30, 2011. Accordingly, we updated the related discount rate analysis and our determination of fair value on the evaluation date. Based on the updated analysis, we utilized a discount rate of 9.0% and noted the decline in the discount rate utilized was primarily the result of a decrease in interest rates during the third quarter of 2011. Based on this interim evaluation as of September 30, 2011, our life insurance reporting unit’s fair value continued to exceed book value by approximately 15% with a goodwill balance of $495 million. There were no events or circumstances during the fourth quarter of 2011 that triggered another interim evaluation of goodwill for our life insurance reporting unit.

If the discount rate used in our valuation increased by 100 basis points, our life insurance reporting unit’s fair value would be below its book value as of September 30, 2011. This sensitivity does not consider that there could be corresponding changes in our projections and book value resulting from the market changes that impacted the discount rate. Shifts in business strategy or capital allocation as well as deterioration or adverse market conditions for certain businesses could have a significant impact on the fair value of our reporting units and could result in additional future impairments of goodwill.

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

During the fourth quarter of 2011, as a result of our reorganized operating segments, our reverse mortgage business was newly identified as a separate reporting unit. Previously, this business was a component of the long-term care insurance reporting unit. Due to historical business performance and recent adverse developments within the industry that negatively impacted the valuation of the business, we impaired all of the goodwill related to our reverse mortgage business reported in Corporate and Other activities in the fourth quarter of 2011. The key assumptions utilized in this valuation included expected future business performance and the discount rate, both of which were adversely impacted as a result of the recent industry developments. There were no goodwill impairment charges recorded in 2010 and 2009. Deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill.

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

In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. Based on our actual experience during 2011 in our U.S. mortgage insurance business, a reasonably possible quarterly change could be a 9% change in the average frequency reserve factor, which would change the gross reserve amount for such quarter by approximately $350 million for our U.S. mortgage insurance business. Based on our actual experience during 2011 in our international mortgage insurance business, a reasonably possible quarterly change could be a $1,000 change in the average severity reserve factor combined with a 1% change in the average frequency reserve factor, which would change the gross reserve amount by approximately $27 million for our international mortgage insurance business based on current exchange rates. As these sensitivities are based on our 2011 experience, given the high level of uncertainty in the economic environment, there is a reasonable likelihood that these changes in assumptions could occur in the near term. Adjustments to our reserve estimates are reflected in the consolidated financial statements in the years in which the adjustments are made.

In addition to the sensitivities discussed above, our more recent books of business in both our U.S. and certain international mortgage insurance businesses have experienced higher losses than our previous book years as a result of the global economic environment. In our U.S. mortgage insurance business, our 2005, 2006, 2007 and the first half of 2008 books of business have been experiencing delinquencies and incurred losses substantially higher than those generated from previous book years we have written. Early loss development patterns from these book years indicate that we would expect a higher level of total losses generated. Variations we consider reasonably possible could include an increase of 10% in these expected losses over a three-year period ending December 31, 2014 that would result in a decrease in after-tax operating results of approximately $78 million. Additional adverse variation could result in additional negative impacts while favorable variations would result in improved margins. Regardless of the ultimate loss development pattern on these books, we expect they will continue to generate significant paid and incurred losses for at least the next two years and thus will continue to have a significant adverse impact on our operating results over these same periods.

In our international mortgage insurance business, we anticipate reduced levels of losses as a result of stable housing markets and economies. However, if housing markets and economies do not remain stable and instead deteriorate, we may experience increased losses. Variations we consider reasonably possible to occur could include an increase in projected losses for our international mortgage insurance business of between 15% and 20% over the next year. If changes at these levels were to occur, after-tax operating results could be negatively impacted by approximately $45 million to approximately $55 million over this same period based on current foreign exchange rates and leaving other assumptions constant. The potential for either additional adverse loss development or favorable loss development exists that could further impact our business underwriting margins.

Unearned premiums. In our international mortgage insurance business, the majority of our insurance contracts are single premium. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation, if not included in our expected earnings pattern. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical and expected experience. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $4 million reduction in earned premiums in the first full year based on current pricing and expected pattern of risk emergence. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.

As of December 31, 2011 and 2010, we had $4.3 billion and $4.5 billion, respectively, of unearned premiums, of which $2.9 billion and $3.1 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 25 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2011, 2010 and 2009, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $46 million, $52 million and $49 million, respectively.

Our expected pattern of risk emergence for our international mortgage insurance business is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and assumed experience. Loss development and policy cancellation variations that could be considered reasonably possible to occur in the future could result in an increase in after-tax operating results of up to $84 million or a decrease in operating results of up to $27 million, depending on the magnitude of variation experienced and leaving other assumptions constant. It is important to note that the variation discussed above is not meant to be a best-case or worst-case scenario, and therefore, it is possible that future variation may exceed the amounts discussed above.

In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $5 million reduction in earned premiums in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $50 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.

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

As of December 31, 2011, we have a net deferred tax liability of $1,636 million with a $234 million valuation allowance related to state and foreign gross deferred tax assets. We have a consolidated gross deferred tax asset of $1,760 million related to NOL carryforwards of $5,048 million as of December 31, 2011, which, if unused, will expire beginning in 2022. Foreign tax credit carryforwards amounted to $120 million as of December 31, 2011, which, if unused, will expire beginning in 2015.

Deferred taxes on permanently reinvested foreign income. We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as, the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2011, U.S. deferred income taxes were not provided on approximately $2,886 million of unremitted foreign income we considered permanently reinvested. Our international businesses held cash and short-term investments of $644 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2011.

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

Changes in Accounting Effective January 1, 2012

Deferred Acquisition Costs

In October 2010, the FASB issued new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This new guidance will be effective for us on January 1, 2012. We will adopt this new guidance retrospectively, which will reduce retained earnings and stockholders’ equity by $1.4 billion as of January 1, 2012, and will reduce net income (loss) by $63 million, $86 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. When adopted in 2012, this new guidance will result in lower amortization and fewer deferred costs, specifically related to underwriting, inspection and processing for contracts not issued, as well as customer solicitation, and will decrease earnings.

Future Policy Benefits

On January 1, 2012, we elected to change our accounting policy for the liability for future policy benefits (i.e., policy benefit reserves) of our level premium term life insurance products when the liability for an individual policy falls below zero. To date, approximately $2.0 billion of aggregate policy benefit reserves has been recorded on level premium term life insurance products under the historical accounting policy. Some of the individual policy benefit reserve values are negative (i.e., amounts less than zero) which are being netted against policies with positive benefit reserve values. The historical U.S. GAAP compliant accounting policy strictly followed the accounting for traditional, long-duration insurance contracts where profits emerge as a level percentage of premiums. For products with an increasing premium stream, this can only occur if individual policy benefit reserve values are permitted to go negative. Our new accounting policy is to floor individual policy benefit reserve values at zero. We believe that flooring policy benefit reserves at zero is preferable in our circumstances as this alternative accounting policy will not allow negative reserves for individual policies to be included in the overall determination of benefit reserves. In implementing this change in accounting, no changes were made to the assumptions locked-in at policy inception. The accounting change will be implemented retrospectively, which will reduce retained earnings and stockholders’ equity by approximately $120 million as of January 1, 2012 and will reduce net income (loss) by approximately $10 million, $4 million and $32 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Impact on Financial Statements

We elected to implement these accounting changes on a retrospective basis as we believe this provides the most comparable and useful information for financial statement users and is more consistent with the information that management uses to evaluate the business. We will re-present certain historical financial statements for both of these accounting changes beginning with the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2012. The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities reflecting these accounting changes for the years ended December 31:

(Amounts in millions)	2011	2010	2009
U.S. Life Insurance segment:
Life insurance	$211	$106	$166
Long-term care insurance	99	121	156
Fixed annuities	78	82	(9)

U.S. Life Insurance segment’s net operating income	388	309	313

International Protection segment’s net operating income	91	70	56

Wealth Management segment’s net operating income	47	40	28

International Mortgage Insurance segment:
Canada	159	176	202
Australia	196	203	146
Other Countries	(27)	(17)	(23)

International Mortgage Insurance segment’s net operating income	328	362	325

U.S. Mortgage Insurance segment’s net operating loss	(513)	(585)	(460)

Runoff segment’s net operating income	27	23	67

Corporate and Other’s net operating loss	(239)	(184)	(184)

Net operating income available to Genworth Financial, Inc.’s common stockholders	129	35	145
Net investment gains (losses), net of taxes and other adjustments	(116)	(89)	(649)
Gain on sale of business, net of taxes	36	—	—
Net tax benefit related to separation from our former parent	—	106	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	49	52	(504)
Add: net income attributable to noncontrolling interests	139	143	61

Net income (loss)	$188	$195	$(443)

For additional information related to these accounting changes, see note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$5,705	$5,854	$6,019	$(149)	(3)%	$(165)	(3)%
Net investment income	3,380	3,266	3,033	114	3%	233	8%
Net investment gains (losses)	(220)	(143)	(1,041)	(77)	(54)%	898	86%
Insurance and investment product fees and other	1,479	1,112	1,058	367	33%	54	5%

Total revenues	10,344	10,089	9,069	255	3%	1,020	11%

Benefits and expenses:
Benefits and other changes in policy reserves	5,926	5,994	5,818	(68)	(1)%	176	3%
Interest credited	794	841	984	(47)	(6)%	(143)	(15)%
Acquisition and operating expenses, net of deferrals	2,032	1,965	1,884	67	3%	81	4%
Amortization of deferred acquisition costs and intangibles	743	756	782	(13)	(2)%	(26)	(3)%
Goodwill impairment	29	—	—	29	NM (1)	—	—%
Interest expense	506	457	393	49	11%	64	16%

Total benefits and expenses	10,030	10,013	9,861	17	—%	152	2%

Income (loss) before income taxes	314	76	(792)	238	NM (1)	868	110%
Provision (benefit) for income taxes	53	(209)	(393)	262	125%	184	47%

Net income (loss)	261	285	(399)	(24)	(8)%	684	171%
Less: net income attributable to noncontrolling interests	139	143	61	(4)	(3)%	82	134%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$142	$(460)	$(20)	(14)%	$602	131%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2011 compared to 2010

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our International Protection segment decreased $100 million, including an increase of $40 million attributable to changes in foreign exchange, from our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending.

•	Our Runoff segment decreased $62 million primarily attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our U.S. Mortgage Insurance segment decreased $31 million largely related to lower insurance in-force and lower assumed affiliated premiums, partially offset by benefits associated with our previously implemented rate increases.

•

Our U.S. Life Insurance segment decreased $25 million primarily related to our term and whole life insurance products as we no longer sell these products and lower life-contingent fixed annuity sales, partially offset by growth of our long-term care insurance business from new sales and in-force rate actions. We also recorded unfavorable reinsurance adjustments of $15 million in 2010 that did not recur.

•

Our International Mortgage Insurance segment increased $69 million, including an increase of $75 million attributable to changes in foreign exchange. Excluding the impact of foreign exchange, premiums decreased as a result of seasoning of our in-force blocks of business in Canada and Australia, partially offset by lower ceded affiliated reinsurance premiums and lower cancellations in Australia. In Europe, the decrease was attributable to lender settlements in 2010 and an actuarial update in 2010 that did not recur, as well as lower new business volume.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields increased to 4.9% for the year ended December 31, 2011 from 4.8% for the year ended December 31, 2010. The increase in weighted-average investment yields was primarily attributable to improved performance of limited partnerships and $14 million of higher bond calls and prepayments in 2011.

•

Net investment income for the year ended December 31, 2011 included $28 million of gains related to limited partnerships accounted for under the equity method as compared to $13 million of losses for the year ended December 31, 2010.

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

•

We recorded $132 million of net other-than-temporary impairments in 2011 as compared to $208 million in 2010. Of total impairments, $66 million and $152 million, respectively, related to structured securities, including $37 million and $92 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities in 2011 and 2010. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $56 million in 2011 compared to $30 million in 2010. In 2011 and 2010, we recorded $5 million and $10 million, respectively, of impairments related to commercial mortgage loans and $2 million and $10 million, respectively, of impairments related to limited partnership investments. In 2011, we also recorded $3 million of impairments related to real estate held-for-investment. In 2010, we also recorded $6 million of impairments related to financial hybrid securities.

•

Net investment losses related to derivatives of $99 million in 2011 were primarily due to net losses associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders. These GMWB losses were primarily attributed to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses from the change in market value of our credit default swaps due to widening credit spreads. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business attributable to significant long-term interest rate declines. Net investment gains related to derivatives of $50 million in 2010 were primarily related to gains associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders, which included a reduction in the GMWB embedded derivative as a result of changes in the assumption used to incorporate non-performance risk into the discount rate used to value GMWB embedded derivatives. The net gains related to derivatives also included gains from our non-qualifying interest rate swaps due to decreases in long-term interest rates and gains from our credit default swaps due to narrowing credit spreads. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain international subsidiaries.

•

Net gains related to the sale of available-for-sale securities were $50 million in 2011 compared to $5 million in 2010. We recorded $44 million of higher net losses related to securitization entities during 2011 compared to 2010 primarily associated with derivatives. We recorded $6 million of gains related to commercial mortgage loans during 2011 attributable to a decrease in the allowance compared to $29 million of losses during 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. We also recorded $8 million of higher gains related to trading securities during 2011 compared to 2010. We recorded a $25 million contingent purchase price valuation adjustment in 2011 related to the purchase of Altegris in 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010.

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

•

Our U.S. Life Insurance segment increased $218 million mainly driven by our life insurance business from growth of our term universal life insurance product and gains on the repurchase of notes secured by our non-recourse funding obligations in 2011.

•

Our Wealth Management segment increased $101 million from higher average assets under management from the purchase of Altegris in the fourth quarter of 2010 and positive net flows, partially offset by difficult market conditions during the second half of 2011.

•	Our Runoff segment increased $60 million mainly attributable to the gain recognized on the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

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

•

Our U.S. Mortgage Insurance segment decreased $166 million mainly from lower net paid claims driven by lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements. We strengthened reserves by $299 million in 2011 that was partially offset by lower new delinquencies along with stable aging of existing delinquencies in the second half of 2011. In 2010, we strengthened reserves by $435 million that was partially offset by a settlement with a counterparty related to our GSE Alt-A business.

•

Our International Protection segment decreased $61 million, including an increase of $7 million attributable to changes in foreign exchange, from a decrease in claim reserves and claim payments from declining claim registrations.

•

Our Runoff segment decreased $35 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011, partially offset by an increase in GMWBs in our variable annuity products due to unfavorable equity market impacts in 2011.

•

Our U.S. Life Insurance segment increased $126 million primarily attributable to our long-term care insurance business from the aging and growth of our in-force block and higher claims and lower termination rates on older issued policies. Our long-term care insurance business also included $13 million of favorable adjustments in 2011. Our life insurance business increased from growth of our term universal and universal life insurance products and unfavorable mortality in our universal life insurance products. Our life insurance business also included a $17 million unfavorable claims adjustment in 2011. These increases were partially offset by a decrease in our term life insurance products from improved persistency and favorable mortality in 2011 as compared to 2010, as well as we no longer sell these products. Our fixed annuities business decreased driven by a decline in sales of our life-contingent fixed annuity products, favorable mortality in 2011 compared to 2010 and a $10 million favorable reserve adjustment in 2011.

•

Our International Mortgage Insurance segment increased $68 million, including an increase of $33 million attributable to changes in foreign exchange. Australia increased as a result of higher new delinquencies from seasoning of our in-force block of business, regional economic pressures and a higher average reserve per delinquency from the aging of existing loans. In Canada, losses increased largely related to higher paid claims. Losses on existing delinquencies were strengthened driven by increased severity on older seasoning books of business, particularly from Alberta, which has a higher average reserve per delinquency. Europe declined from lender settlements in 2010 and ongoing loss mitigation activities, partially offset by higher new delinquencies and aging of existing delinquencies, particularly in Ireland.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•

Our U.S. Life Insurance segment decreased $26 million primarily attributable to lower account values and lower crediting rates on our fixed annuities, partially offset by growth of our universal life insurance products.

•

Our Runoff segment decreased $21 million related to lower interest rates paid on our floating rate policyholder liabilities due to lower interest rates and a decrease in average outstanding liabilities.

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

•

Our Wealth Management segment increased $85 million from higher asset-based expenses from the purchase of Altegris in the fourth quarter of 2010 and positive net flows, partially offset by difficult market conditions and increased redemptions.

•

Our U.S. Life Insurance segment increased $20 million primarily attributable to growth of our long-term care insurance business, growth of our term universal life insurance product and a $10 million accrual related to guarantee funds in our fixed annuities business. Partially offsetting these increases was a $13 million favorable cumulative impact from a recent change in premium taxes in Virginia.

•

Our International Mortgage Insurance segment increased $4 million, including an increase of $10 million attributable to changes in foreign exchange. Excluding the effects of foreign exchange, operating expenses decreased largely attributable to lower stock-based compensation expense in Canada and lower non-deferrable expenses and lower overall expenses in Australia.

•

Our International Protection segment decreased $23 million, including an increase of $22 million attributable to changes in foreign exchange, as a result of lower paid commissions from a decline in new business, partially offset by an increase in profit commissions driven by lower claims, higher costs associated with a workforce reduction as part of a cost-savings initiative in 2011 and higher regulatory expenses.

•

Corporate and Other activities decreased $22 million as a result of higher allocated expenses to the operating segments in 2011, partially offset by an increase in broker commissions on loans related to our reverse mortgage business.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our International Protection segment decreased $18 million, including an increase of $7 million attributable to changes in foreign exchange, mainly from lower premium volume.

•	Our Runoff segment decreased $8 million largely from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Mortgage Insurance segment increased $11 million, including an increase of $8 million primarily attributable to changes in foreign exchange, largely attributable to higher software amortization.

•

Our U.S. Life Insurance segment increased $5 million principally from an increase in our long-term care insurance business of $16 million from a favorable adjustment in the fourth quarter of 2010 to defer costs associated with the sale of joint policies that were incorrectly expensed as result of a system conversion in late 2008 that were identified and corrected that also reduced amortization in 2011. This increase was partially offset by the growth of our in-force block. Our fixed annuities business increased $16 million driven by less favorable adjustments related to surrenders and a favorable unlocking in 2010 that did not recur. Our life insurance business decreased $27 million largely attributable to lower DAC amortization in the post-level rate period and from a $12 million favorable impact related to an actuarial system conversion in 2011, as well as unfavorable mortality experience in our universal life insurance products. These decreases were partially offset by growth of our universal life insurance products.

Goodwill impairment. Charges for impairment of goodwill are as a result of declines in the fair value of the reporting units. The goodwill impairment charge in the fourth quarter of 2011 related to our reverse mortgage business included in Corporate and Other activities.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Corporate and Other activities increased $38 million primarily from the issuance of debt in June and November 2010 and March 2011, partially offset by the maturity of our ¥57.0 billion of senior notes in June 2011.

•

Our International Mortgage Insurance segment increased $23 million, including an increase of $2 million attributable to changes in foreign exchange, from the issuance of debt by our majority-owned Canadian mortgage insurance subsidiary in June and December 2010 and by our wholly-owned Australian mortgage insurance subsidiary in June 2011.

•

Our International Protection segment decreased $13 million related to reinsurance arrangements accounted for under deposit accounting as certain of these arrangements were in a lower loss position in 2011.

Provision (benefit) for income taxes. The effective tax rate increased to 16.9% for the year ended December 31, 2011 from (275.0)% for the year ended December 31, 2010. The increase in the effective tax rate was attributable to the release of uncertain tax benefits in the prior year related to our separation from our former parent. The effective tax rate also increased due to higher pre-tax earnings in 2011, which decreased the relative magnitude of tax provision items. The year ended December 31, 2011 included an increase of $17 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The year ended December 31, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. Lower net income available to Genworth Financial, Inc.’s common stockholders in 2011 was primarily related to lower tax benefits. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2011 was an increase of $45 million, net of taxes, attributable to changes in foreign exchange rates.

2010 compared to 2009

Premiums

•

Our International Protection segment decreased $202 million, including a decrease of $23 million attributable to changes in foreign exchange, due to a decline in overall premium volumes driven by slower lending in Europe and our runoff block of business.

•

Our U.S. Life Insurance segment decreased $13 million mainly attributable to the introduction of our term universal life insurance product designed to replace our existing term life insurance products with fees associated with deposits of the new product reflected in insurance and investment product fees and other. This decrease was partially offset by an increase in our long-term care insurance business largely from growth of our in-force block from new sales and in-force rate actions.

•

Our U.S. Mortgage Insurance segment decreased $41 million related to lower new insurance written as a result of a smaller mortgage insurance market, partially offset by lower premium refunds related to rescission activity.

•

Our International Mortgage Insurance segment increased $67 million, including an increase of $98 million attributable to changes in foreign exchange. Excluding the impact of foreign exchange, the decrease was largely related to Australia as seasoning of our in-force block of business was more than offset by increased ceded affiliated reinsurance premiums and lower new business volumes, as well as lower cancellations. In Canada, premiums were relatively flat as new business volume in 2010 was more than offset by lower policy cancellations. In Europe, the decrease was attributable to rescissions and other terminations related to loss mitigation activities, particularly in Spain.

•	Our Runoff segment increased $25 million primarily driven by growth of our Medicare supplement insurance business.

Net investment income

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

•

Net investment gains related to derivatives of $50 million in 2010 were primarily related to gains associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders, which included a reduction in the GMWB embedded derivative as a result of changes in the assumption used to incorporate non-performance risk into the discount rate used to value GMWB embedded derivatives. The net gains related to derivatives also included gains from our non-qualifying interest rate swaps due to decreases in long-term interest rates and gains from our credit default swaps due to narrowing credit spreads. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain international subsidiaries. Net investment gains of $21 million related to derivatives in 2009 were primarily related to net gains associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders. The GMWB gains were primarily due to the policyholder funds outperforming the benchmark indices used for hedging. Additionally, there were gains from the widening of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These gains were partially offset by losses attributable to increases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position as well as hedge ineffectiveness from our cash flow hedge programs related to our long-term care insurance business.

•

We also recorded $24 million of lower net gains related to available-for-sale securities in 2010 compared to 2009. We recorded $3 million of net losses related to securitization entities primarily associated with derivatives during 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. We also recorded $40 million of net investment losses related to the sale of limited partnerships in 2009.

Insurance and investment product fees and other

•	Our Wealth Management segment increased $73 million driven by higher average assets under management from market growth and positive net flows.

•

Our U.S. Life Insurance segment increased $55 million mainly driven by growth of our term universal life insurance product that is designed to replace sales of our traditional term life insurance products. Our universal life insurance products also included a favorable adjustment related to estimated gross profit assumptions in 2009 that did not recur.

•

Corporate and Other activities increased $18 million mainly related to non-functional currency transactions attributable to changes in foreign exchange rates, partially offset by a gain associated with the repurchase of senior notes in 2009 that did not recur.

•	Our Runoff segment decreased $91 million primarily as a result of income from the early retirement of institutional contracts at a discount to contract values in 2009 that did not recur.

Benefits and other changes in policy reserves

•

Our U.S. Life Insurance segment increased $288 million primarily attributable to our long-term care insurance business as a result of the aging and growth of the in-force block. In the fourth quarter of 2010, we recorded an increase in claim reserves of $19 million associated with an annual review of claims duration. Our long-term care insurance business also included a favorable reinsurance adjustment in 2009 that did not recur. Our life insurance business increased from higher claims associated with higher mortality, as well as growth of our in-force block. Our fixed annuities business increased from higher amortization of sales inducements as a result of lower net investment losses in 2010 and higher surrenders, partially offset by lower life-contingent sales in 2010.

•

Our U.S. Mortgage Insurance segment increased $99 million mainly due to an increase in paid claims principally attributable to higher claim counts within the 2006, 2007 and 2008 book years and continued aging of the delinquency inventory, partially offset by lower average claim payments reflecting lower loan balances. This increase was partially offset by lower new delinquencies throughout 2010 and an overall decrease in expected claims related to our loss mitigation efforts. We strengthened reserves in 2010 by $435 million which was partially offset by a settlement with a counterparty related to our GSE Alt-A business.

•

Our International Protection segment decreased $147 million, including a decrease of $3 million attributable to changes in foreign exchange, related to a decrease in claim reserves from declining claim registrations, partially offset by higher paid claims.

•

Our International Mortgage Insurance segment decreased $74 million, including an increase of $37 million attributable to changes in foreign exchange, largely driven by lower average reserve per delinquency from an improving economy and loss mitigation activities in Canada, lender settlements in Europe and lower reserves per delinquency in Australia.

Interest credited

•

Our Runoff segment decreased $102 million largely related to our institutional products from lower interest paid on our floating rate policyholder liabilities due to lower interest rates and a decrease in average outstanding liabilities. There was also a decrease as a result of a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy.

•	Our U.S. Life Insurance segment decreased $41 million primarily attributable to our fixed annuities business from lower account values and lower crediting rates.

Acquisition and operating expenses, net of deferrals

•	Our Wealth Management segment increased $58 million driven by higher asset-based expenses as assets under management increased from market growth and positive net flows.

•

Our International Mortgage Insurance segment increased $31 million, including an increase of $13 million attributable to changes in foreign exchange, as a result of higher public company expenses in Canada and higher non-deferrable expenses in Australia.

•

Our U.S. Life Insurance segment increased $26 million primarily attributable to growth of our term universal life insurance product and our long-term care insurance in-force block, partially offset by lower production of fixed annuities.

•

Our International Protection segment decreased $52 million, including a decrease of $13 million attributable to changes in foreign exchange, driven by a decrease in commissions related to a decline in new business, partially offset by an increase in profit commissions from lower claims.

•	Our Runoff segment increased $14 million from the growth of our variable annuity products and our Medicare supplement insurance business.

Amortization of deferred acquisition costs and intangibles

•

Our Runoff segment decreased $81 million from additional DAC amortization in 2009 from loss recognition testing that did not recur and from lower gains related to embedded derivatives association with our variable annuity products in 2010, partially offset by an unfavorable refinement of assumptions in 2010.

•

Our International Protection segment decreased $33 million, including a decrease of $4 million attributable to changes in foreign exchange, attributable to our runoff business and a decrease in the United Kingdom from lower single premium sales related to new business regulations.

•

Our U.S. Life Insurance segment increased $74 million primarily attributable to our life insurance business from a favorable adjustment to estimated gross profits and a favorable unlocking in 2009 that did not recur. The increase was also attributable to growth of our universal and term universal life insurance products and higher lapses on our term life insurance products. Fixed annuities increased from higher DAC amortization related to lower net investment losses, partially offset by a favorable unlocking related to lower surrender trends in 2010 compared to an unfavorable unlocking related to spread assumptions in 2009. Our long-term care insurance business decreased from a favorable adjustment in the fourth quarter of 2010 and lower terminations, partially offset by growth of our in-force block.

•

Our International Mortgage Insurance segment increased $18 million, including an increase of $9 million attributable to changes in foreign exchange, as a result of seasoning of our in-force blocks of business in Australia and Canada and higher software amortization in Australia.

Interest expense

•

Corporate and Other activities increased $48 million largely related to the consolidation of certain securitization entities as of January 1, 2010 and debt issued in the fourth quarter of 2009 and in 2010.

•	Our International Mortgage Insurance segment increased $7 million related to Canada from the issuance of debt by our majority-owned subsidiary in June and December 2010.

•	Our U.S. Life Insurance segment increased $6 million primarily attributable to higher letter of credit fees in our life insurance business.

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

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. Net income available to Genworth Financial, Inc.’s common stockholders in 2010 was primarily related to improved investment performance, partially offset by a higher loss in our U.S. mortgage insurance business. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2010 was an increase of $34 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2011, 2010 and 2009 was $214 million, $126 million and $198 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A significant component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) are often subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $20 million gain related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

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

The following table includes a reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Net income (loss)	$261	$285	$(399)
Less: net income attributable to noncontrolling interests	139	143	61

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	122	142	(460)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	112	90	658
Gain on sale of business, net of taxes	(20)	—	—
Net tax benefit related to separation from our former parent	—	(106)	—

Net operating income available to Genworth Financial, Inc.’s common stockholders	$214	$126	$198

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2011	2010	2009
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.25	$0.29	$(1.02)

Diluted	$0.25	$0.29	$(1.02)

Net operating income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.44	$0.26	$0.44

Diluted	$0.43	$0.25	$0.44

Weighted-average common shares outstanding:
Basic	490.6	489.3	451.1

Diluted	493.5	493.9	451.1

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the year ended December 31, 2009, the inclusion of 1.9 million of shares for stock options, RSUs and SARs would have been antidilutive to the calculation. If we had not incurred a net loss for 2009, dilutive potential common shares would have been 453.0 million. The inclusion of these shares would have been antidilutive to the calculation.

Diluted weighted-average shares outstanding for 2011 and 2010 reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

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

Insurance and Wealth Management Division

Division results of operations

The following table sets forth the results of operations relating to our Insurance and Wealth Management Division. See below for a discussion by segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Life Insurance segment:
Life insurance	$256	$144	$217	$112	78%	$(73)	(34)%
Long-term care insurance	132	163	168	(31)	(19)%	(5)	(3)%
Fixed annuities	74	79	(9)	(5)	(6)%	88	NM (1)

U.S. Life Insurance segment	462	386	376	76	20%	10	3%

International Protection segment	94	71	56	23	32%	15	27%

Wealth Management segment	47	40	28	7	18%	12	43%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	603	497	460	106	21%	37	8%
Adjustment to net operating income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(31)	(91)	(502)	60	66%	411	82%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$572	$406	$(42)	$166	41%	$448	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$2,979	$3,004	$3,017	$(25)	(1)%	$(13)	—%
Net investment income	2,538	2,473	2,207	65	3%	266	12%
Net investment gains (losses)	(73)	(159)	(840)	86	54%	681	81%
Insurance and investment product fees and other	686	468	413	218	47%	55	13%

Total revenues	6,130	5,786	4,797	344	6%	989	21%

Benefits and expenses:
Benefits and other changes in policy reserves	3,774	3,648	3,360	126	3%	288	9%
Interest credited	659	685	726	(26)	(4)%	(41)	(6)%
Acquisition and operating expenses, net of deferrals	562	542	516	20	4%	26	5%
Amortization of deferred acquisition costs and intangibles	370	365	291	5	1%	74	25%
Interest expense	104	103	97	1	1%	6	6%

Total benefits and expenses	5,469	5,343	4,990	126	2%	353	7%

Income (loss) before income taxes	661	443	(193)	218	49%	636	NM (1)
Provision (benefit) for income taxes	229	151	(78)	78	52%	229	NM (1)

Net income (loss) available to Genworth Financial, Inc’s common stockholders	432	292	(115)	140	48%	407	NM (1)
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	30	94	491	(64)	(68)%	(397)	(81)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$462	$386	$376	$76	20%	$10	3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$256	$144	$217	$112	78%	$(73)	(34)%
Long-term care insurance	132	163	168	(31)	(19)%	(5)	(3)%
Fixed annuities	74	79	(9)	(5)	(6)%	88	NM (1)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$462	$386	$376	$76	20%	$10	3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $112 million primarily from growth of our term universal life insurance product, a $31 million gain on the repurchase of notes secured by our non-recourse funding obligations, a $10 million favorable impact from a conversion to a new actuarial system, an $8 million favorable cumulative impact from a recent change in premium taxes in Virginia and improved persistency and favorable mortality in our term life insurance products. These increases were partially offset by a decrease related to our term life insurance products as we no longer sell these products.

•

Our long-term care insurance business decreased $31 million as higher claims and lower claim termination rates in older issued policies were partially offset by the growth in earnings of newer issued policies, in-force rate actions on older issued policies and $8 million of favorable valuation adjustments in 2011.

•

Our fixed annuities business decreased $5 million due to an increase in amortization from less favorable adjustments related to surrenders and lower net investment income, partially offset by more favorable mortality in our single premium immediate annuity product.

Revenues

Premiums

•

Our life insurance business decreased $40 million primarily from our term and whole life insurance products as we no longer sell these products, partially offset by an unfavorable reinsurance adjustment of $8 million in 2010 that did not recur.

•

Our long-term care insurance business increased $75 million mainly attributable to growth of our in-force block from new sales and in-force rate actions. Premiums included a $7 million unfavorable reinsurance adjustment in 2010 that did not recur.

•	Our fixed annuities business decreased $60 million primarily driven by lower life-contingent sales in 2011.

Net investment income

•

Our life insurance business increased $56 million mainly related to higher average invested assets and higher gains of $9 million from limited partnerships accounted for under the equity method in 2011.

•

Our long-term care insurance business increased $57 million largely as a result of an increase in average invested assets due to growth of our in-force block, partially offset by an unfavorable adjustment of $6 million related to the accounting for interest rate swaps in 2011.

•

Our fixed annuities business decreased $48 million primarily attributable to a decline in average invested assets. The decrease was partially offset by $8 million of additional investment income from bond calls and prepayments and $4 million of higher gains from limited partnerships accounted for under the equity method in 2011.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $29 million primarily driven by lower impairments in 2011, partially offset by higher net losses from the sale of investment securities related to portfolio repositioning.

•

Our long-term care insurance business had net investment gains of $19 million in 2011 compared to net investment losses of $17 million in 2010 driven by lower impairments and higher net gains on the sale of investment securities related to portfolio repositioning, partially offset by lower derivative gains in 2011.

•	Net investment losses in our fixed annuities business decreased $21 million principally related to lower net losses from the sale of investment securities and lower derivative losses in 2011.

Insurance and investment product fees and other. The increase is predominately attributable to an increase in our life insurance business from growth of our term universal and universal life insurance products and also included a gain of $48 million from the repurchase of notes secured by our non-recourse funding obligations in 2011.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $66 million principally related to growth of our term universal and universal life insurance products and unfavorable mortality in our universal life insurance products in 2011 as compared to 2010. Additionally, we recorded an unfavorable claims adjustment in 2011 of $17 million from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. These increases were partially offset by a decrease due to our term life insurance products as we no longer sell these products and from improved persistency and favorable mortality in 2011 as compared to 2010.

•

Our long-term care insurance business increased $155 million primarily as a result of the aging and growth of our in-force block and higher claims and lower claim termination rates on older issued policies, partially offset by $13 million of favorable valuation adjustments in 2011 and a decrease in reserves in the fourth quarter of 2011 from terminating policies related to the processing of deaths that had not been previously confirmed. Additionally, in the fourth quarter of 2010, we recorded $19 million of an increase in claim reserves associated with an annual review of claims duration that did not recur.

•

Our fixed annuities business decreased $95 million largely attributable to a decline in sales of our life-contingent products in 2011 and more favorable mortality in 2011 compared to 2010. In addition, we recorded a favorable reserve adjustment in 2011 of $10 million from terminating contracts related to deaths that had not been previously reported.

Interest credited

•	Our life insurance business increased $12 million primarily from growth of our universal life insurance products.

•	Our long-term care insurance business decreased $4 million due to a change in reporting related to our linked-benefits products that are no longer reported in our long-term care insurance business.

•

Our fixed annuities business decreased $34 million mainly from lower crediting rates as these products reach the end of their initial crediting rate guarantee period in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $4 million primarily related to a $13 million favorable cumulative impact from a recent change in premium taxes in Virginia in 2011, partially offset by higher expenses from growth of our term universal life insurance product.

•	Our long-term care insurance business increased $21 million largely attributable to growth of our in-force block.

•

Our fixed annuities business increased $3 million largely driven by a $10 million accrual related to guarantee funds in 2011, partially offset by a decrease in expenses related to lower average account values of these products.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $27 million. Our term life insurance products decreased primarily attributable to lower DAC amortization in the post-level rate period and from a $12 million favorable impact related to an actuarial system conversion in 2011. Our term universal life insurance product decreased primarily from an $8 million favorable unlocking related to a refinement of estimated gross profit assumptions in 2011. Our universal life insurance products increased primarily related to an increase in DAC amortization due to growth and a $7 million unfavorable unlocking related to a refinement of estimated gross profit assumptions, partially offset by unfavorable mortality experience in 2011.

•

Our long-term care insurance business increased $16 million primarily from a $25 million favorable adjustment in the fourth quarter of 2010 to defer costs associated with the sale of joint policies that were incorrectly expensed as a result of a system conversion in late 2008 that were identified and corrected that also reduced amortization in 2011. The increase was also attributable to growth of our in-force block.

•

Our fixed annuities business increased $16 million mainly from less favorable adjustments related to surrenders and a favorable unlocking of $14 million related to lower surrender trends in 2010 that did not recur. These increases were partially offset by a decrease in the account values of these products and higher net investment losses in 2011.

Provision for income taxes. The effective tax rate increased to 34.6% for the year ended December 31, 2011 from 34.1% for the year ended December 31, 2010. The increase in the effective tax rate was primarily attributable to changes in uncertain tax positions.

2010 compared to 2009

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $73 million primarily attributable to an increase in claims as a result of higher mortality in both our universal life and term life insurance products compared to 2009, higher lapses compared to pricing assumptions on our term life insurance policies issued in 1999 and 2000 as they go through their post-level rate period and a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in 2009 that did not recur. These decreases were partially offset by higher net investment income.

•

Our long-term care insurance business decreased $5 million from higher claims and lower claim termination rates from the aging of our in-force block, partially offset by growth of our in-force block from new sales and in-force rate actions and higher investment income in 2010.

•	Our fixed annuities business increased $88 million primarily from an increase in net investment spreads.

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

•

Our long-term care insurance business increased $35 million mainly attributable to growth of the in-force block from new sales and in-force rate actions. Premiums included an unfavorable reinsurance adjustment of $7 million in 2010 compared to an unfavorable reinsurance adjustment of $16 million in 2009.

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

•

Our long-term care insurance business increased $121 million largely as a result of an increase in average invested assets due to growth of our in-force block. Additionally, net investment income in 2010 included $3 million of gains related to limited partnerships accounted for under the equity method compared to $25 million of losses in 2009.

•

Our fixed annuities business increased $94 million primarily related to limited partnerships accounted for under the equity method and the reinvestment of high cash balances held during 2009, partially offset by lower average invested assets. Net investment income included $3 million of gains related to limited partnerships in 2010 compared to $81 million of losses in 2009.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $229 million primarily driven by lower impairments recorded in 2010 and lower net losses from the sale of investment securities related to portfolio repositioning.

•

Net investment losses in our long-term care insurance business decreased $245 million primarily from higher net gains from sales of investment securities related to portfolio repositioning, lower impairments and higher derivative gains in 2010.

•

Net investment losses in our fixed annuities business decreased $207 million primarily related to lower net losses from the sale of investment securities related to portfolio repositioning and lower impairments, partially offset by derivative losses in 2010.

Insurance and investment product fees and other

•

Our life insurance business increased $62 million primarily from growth of our new term universal life insurance product that is designed to replace sales of our traditional term life insurance products. Our universal life insurance products also included a favorable adjustment related to estimated gross profit assumptions in 2009 that did not recur.

•	Our long-term care insurance business decreased $3 million predominately from a cost of insurance adjustment related to our linked-benefits product.

•	Our fixed annuities business decreased $4 million attributable to a decrease in fees associated with lower surrenders.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $107 million principally related to increased claims associated with higher mortality in our universal life and term life insurance products compared to 2009, growth of our in-force block and an increase in reserves due to growth of our term universal life insurance product.

•

Our long-term care insurance business increased $170 million primarily as a result of the aging and growth of our in-force block and lower terminations in 2010. Additionally, in the fourth quarter of 2010, we recorded a $19 million increase in claim reserves associated with an annual review of claims duration. We recorded a favorable reinsurance adjustment of $15 million in 2009 that did not recur.

•

Our fixed annuities business increased $11 million primarily attributable to higher amortization of sales inducements as a result of lower net investment losses in 2010 and higher surrenders, partially offset by lower life-contingent sales in 2010.

Interest credited. Interest credited decreased primarily related to our fixed annuities business from lower account values and lower crediting rates as these products reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $18 million primarily from growth of our term universal life insurance product.

•	Our long-term care insurance business increased $18 million from growth of our in-force block.

•	Our fixed annuities business decreased $10 million mainly attributable to lower production.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $81 million primarily attributable to a favorable adjustment to estimated gross profits of $44 million and lower amortization of $5 million from a favorable unlocking related to estimated gross profit assumptions in our universal life insurance products in 2009 that did not recur. Also contributing to the increase was higher amortization from growth of our universal and term universal life insurance products and higher lapses on our term life insurance policies as they go through their post-level rate period.

•

Our long-term care insurance business decreased $31 million largely driven by a $25 million favorable adjustment in the fourth quarter of 2010 to defer costs associated with the sale of joint policies that were incorrectly expensed as a result of a systems conversion in late 2008. The decrease was also attributable to lower terminations in 2010. These decreases were partially offset by growth of our in-force block.

•

Our fixed annuities business increased $24 million mainly from higher DAC amortization attributable to lower net investment losses in 2010, partially offset by a favorable unlocking of $14 million primarily related to lower surrender trends in 2010 as compared to an unfavorable DAC unlocking of $8 million primarily related to spread assumptions in 2009.

Interest expense. Interest expense increased primarily related to our life insurance business from higher letter of credit fees in 2010.

Provision (benefit) for income taxes. The effective tax rate decreased to 34.1% for the year ended December 31, 2010 from 40.4% for the year ended December 31, 2009. The decrease in the effective tax rate was primarily attributable to changes in uncertain tax positions.

U.S. Life Insurance selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Term and whole life insurance (1)
Net earned premiums	$864	$904	$954	$(40)	(4)%	$(50)	(5)%
Annualized first-year premiums	1	19	78	(18)	(95)%	(59)	(76)%
Life insurance in-force, net of reinsurance	439,743	459,763	476,440	(20,020)	(4)%	(16,677)	(4)%
Life insurance in-force before reinsurance	568,261	598,333	626,351	(30,072)	(5)%	(28,018)	(4)%
Term universal life insurance
Net deposits	$185	$66	$—	$119	180%	$66	NM (2)
Annualized first-year deposits	132	96	—	36	38%	96	NM (2)
Life insurance in-force, net of reinsurance	99,753	45,256	—	54,497	120%	45,256	NM (2)
Life insurance in-force before reinsurance	100,476	45,562	—	54,914	121%	45,562	NM (2)
Universal life insurance (1)
Net earned premiums and deposits	$614	$468	$447	$146	31%	$21	5%
Universal life annualized first-year deposits	42	37	33	5	14%	4	12%
Universal life excess deposits	148	106	99	42	40%	7	7%
Linked-benefits (3)	88	—	—	88	NM (2)	—	—%
Life insurance in-force, net of reinsurance	42,363	41,183	40,842	1,180	3%	341	1%
Life insurance in-force before reinsurance	49,204	47,528	47,368	1,676	4%	160	—%
Total life insurance
Net earned premiums and deposits	$1,663	$1,438	$1,401	$225	16%	$37	3%
Annualized first-year premiums	1	19	78	(18)	(95)%	(59)	(76)%
Annualized first-year deposits	174	133	33	41	31%	100	NM (2)
Excess deposits	148	106	99	42	40%	7	7%
Linked-benefits (3)	88	—	—	88	NM (2)	—	—%
Life insurance in-force, net of reinsurance	581,859	546,202	517,282	35,657	7%	28,920	6%
Life insurance in-force before reinsurance	717,941	691,423	673,719	26,518	4%	17,704	3%

(1)	The prior period amounts have been re-presented to report whole life insurance with term life insurance. Amounts for whole life insurance were previously reported with universal life insurance.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(3)

In the first quarter of 2011, we began reporting the results of the linked-benefits product for universal life insurance in our life insurance business. The linked-benefits product for universal life insurance was previously reported in our long-term care insurance business. The amounts associated with this product were not material and the prior period amounts were not re-presented.

2011 compared to 2010

Term and whole life insurance

Net earned premiums decreased mainly related to our term life insurance products as we no longer sell these products. The decrease in 2011 was partially offset by an unfavorable reinsurance adjustment of $8 million in 2010 that did not recur. Annualized first-year premiums decreased significantly driven by a shift in sales to our term universal life insurance product. Our in-force block also decreased as we no longer sell term and whole life insurance products.

Term universal life insurance

Net deposits increased due to growth of this product since its introduction in late 2009. Our in-force block has increased primarily driven by higher sales.

Universal life insurance

Net earned premiums and deposits increased primarily from the growth of our universal life insurance products.

2010 compared to 2009

Term and whole life insurance

Net earned premiums decreased mainly as a result of lower sales in 2010 from the introduction of our term universal life insurance product that is designed to replace new sales of our existing term life insurance products and higher lapses on policies as they go through their post-level rate period.

Term universal life insurance

In late 2009, we introduced a new term universal life insurance product that is designed to replace new sales of our existing term life insurance products. The increase was related to the continued growth of our in-force block.

Universal life insurance

The increase in net earned premiums and deposits was due to the growth of our in-force block.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net earned premiums:
Individual long-term care insurance	$1,961	$1,895	$1,874	$66	3%	$21	1%
Group long-term care insurance	59	50	36	9	18%	14	39%

Total	$2,020	$1,945	$1,910	$75	4%	$35	2%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$206	$142	$107	$64	45%	$35	33%
Group long-term care insurance	13	17	9	(4)	(24)%	8	89%
Linked-benefits	—	57	28	(57)	(100)%	29	104%

Total	$219	$216	$144	$3	1%	$72	50%

Loss ratio	68%	67%	65%	1%		2%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2011 compared to 2010

Net earned premiums increased mainly attributable to growth of our in-force block from new sales and in-force rate actions. The increase in annualized first-year premiums and deposits was primarily attributable to growth of our individual long-term care insurance products, partially offset by a change in reporting related to our linked-benefits products. In the first quarter of 2011, we began reporting the results of the universal life insurance and single premium deferred annuity linked-benefits products in our life insurance and fixed annuities businesses, respectively. The linked-benefits products were previously reported in our long-term care insurance business.

The loss ratio was relatively flat as higher claims and lower claim termination rates on older issued policies were offset by an increase in premiums from growth of our in-force block from new sales and in-force rate actions.

2010 compared to 2009

Net earned premiums increased mainly attributable to growth of our in-force block from new sales and in-force rate actions. The increase in annualized first-year premiums and deposits was primarily attributable to growth of our in-force block.

The increase in the loss ratio is primarily driven by aging and growth of our in-force block and lower terminations.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Single premium deferred annuities
Account value, beginning of period	$10,819	$11,409	$11,996	$(590)	(5)%	$(587)	(5)%
Deposits	1,140	377	571	763	NM (1)	(194)	(34)%
Surrenders, benefits and product charges	(1,479)	(1,345)	(1,565)	(134)	(10)%	220	14%

Net flows	(339)	(968)	(994)	629	65%	26	3%
Interest credited	351	378	407	(27)	(7)%	(29)	(7)%

Account value, end of period	$10,831	$10,819	$11,409	$12	—%	$(590)	(5)%

Single premium immediate annuities
Account value, beginning of period	$6,528	$6,675	$6,957	$(147)	(2)%	$(282)	(4)%
Premiums and deposits	343	413	400	(70)	(17)%	13	3%
Surrenders, benefits and product charges	(1,004)	(1,028)	(1,044)	24	2%	16	2%

Net flows	(661)	(615)	(644)	(46)	(7)%	29	5%
Interest credited	324	344	362	(20)	(6)%	(18)	(5)%
Effect of accumulated net unrealized investment gains (losses)	242	124	—	118	95%	124	NM (1)

Account value, end of period	$6,433	$6,528	$6,675	$(95)	(1)%	$(147)	(2)%

Structured settlements
Account value, net of reinsurance, beginning of period	$1,113	$1,115	$1,106	$(2)	—%	$9	1%
Premiums and deposits	—	—	10	—	—%	(10)	(100)%
Surrenders, benefits and product charges	(64)	(61)	(59)	(3)	(5)%	(2)	(3)%

Net flows	(64)	(61)	(49)	(3)	(5)%	(12)	(24)%
Interest credited	58	59	58	(1)	(2)%	1	2%

Account value, net of reinsurance, end of period	$1,107	$1,113	$1,115	$(6)	(1)%	$(2)	—%

Total premiums from fixed annuities	$95	$155	$154	$(60)	(39)%	$1	1%

Total deposits on fixed annuities	$1,388	$635	$827	$753	119%	$(192)	(23)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2011 compared to 2010

Single premium deferred annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales increased in 2011 driven by a more competitive offering.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as surrenders exceeded premiums and deposits, partially offset by an increase in net unrealized investment gains. Sales have slowed given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

2010 compared to 2009

Single premium deferred annuities

Account value of our single premium deferred annuities decreased as surrenders exceeded deposits. Sales have slowed significantly given the low interest rate environment and other market conditions.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as surrenders exceeded deposits and premiums. Sales have slowed significantly given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Valuation systems and processes

Over the next six to 12 months, our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform. This migration is part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. This migration will also provide our U.S. Life Insurance segment with a platform to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed. Any material changes in balances or income trends that may result from these activities will be disclosed accordingly.

International Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$839	$939	$1,141	$(100)	(11)%	$(202)	(18)%
Net investment income	173	154	157	19	12%	(3)	(2)%
Net investment gains (losses)	(1)	5	(17)	(6)	(120)%	22	129%
Insurance and investment product fees and other	11	14	20	(3)	(21)%	(6)	(30)%

Total revenues	1,022	1,112	1,301	(90)	(8)%	(189)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	135	196	343	(61)	(31)%	(147)	(43)%
Acquisition and operating expenses, net of deferrals	570	593	645	(23)	(4)%	(52)	(8)%
Amortization of deferred acquisition costs and intangibles	159	177	210	(18)	(10)%	(33)	(16)%
Interest expense	38	51	50	(13)	(25)%	1	2%

Total benefits and expenses	902	1,017	1,248	(115)	(11)%	(231)	(19)%

Income before income taxes	120	95	53	25	26%	42	79%
Provision for income taxes	27	21	8	6	29%	13	163%

Net income available to Genworth Financial, Inc’s common stockholders	93	74	45	19	26%	29	64%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	1	(3)	11	4	133%	(14)	(127)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$94	$71	$56	$23	32%	$15	27%

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased as a result of lower new claim registrations from improving economic conditions in certain regions, a favorable impact from our re-pricing actions taken in 2010 and distribution contract changes, partially offset by reduced levels of consumer lending. The year ended December 31, 2011 included an increase of $9 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to our runoff block of business and a decrease in premium volume driven by reduced levels of consumer lending. The year ended December 31, 2011 included an increase of $40 million attributable to changes in foreign exchange rates.

Net investment income increased principally attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a higher gain position. The year ended December 31, 2011 included an increase of $5 million attributable to changes in foreign exchange rates.

Net investment losses in 2011 were mainly related to losses on the sale of investments from portfolio repositioning activities compared to net investment gains in 2010.

Insurance and investment product fees and other decreased mainly attributable to changes in foreign exchange rates on non-functional currency transactions.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by a decrease in claim reserves and claim payments from declining claim registrations from improving economic conditions in certain regions. The year ended December 31, 2011 included an increase of $7 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from a decrease in paid commissions related to a decline in new business. This decrease was partially offset by an increase in profit commissions driven by lower claims, higher costs associated with a workforce reduction as part of a cost-saving initiative in 2011 and higher regulatory expenses. The year ended December 31, 2011 included an increase of $22 million attributable to changes in foreign exchange rates.

Amortization of DAC and intangibles decreased primarily as a result of lower premium volume. The year ended December 31, 2011 included an increase of $7 million attributable to changes in foreign exchange rates.

Interest expense decreased due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in 2011.

Provision for income taxes. The effective tax rate increased to 22.5% for the year ended December 31, 2011 from 22.1% for the year ended December 31, 2010. This increase in the effective tax rate was primarily attributable to lower taxed foreign income in 2011 compared to 2010. The year ended December 31, 2011 also included an increase of $1 million attributable to changes in foreign exchange rates.

2010 compared to 2009

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased primarily due to the benefit from price and distribution contract changes coupled with stabilization of economic conditions. This was partially offset by lower sales from reduced levels of consumer lending. The year ended December 31, 2010 included a decrease of $8 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased attributable to a decrease in overall premium volumes driven by slower lending in Europe and our runoff block of business. The year ended December 31, 2010 included a decrease of $23 million attributable to changes in foreign exchange rates.

Net investment income decreased largely due to lower yields and lower invested assets which were partially offset by reinsurance arrangements accounted for under the deposit method of accounting as these arrangements were in a gain position. The year ended December 31, 2010 included a decrease of $2 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other decreased mainly attributable to lower income from the sale of our Mexican property and casualty insurance business in 2009.

Benefits and expenses

Benefits and other changes in policy reserves decreased mainly attributable to a decrease in claim reserves from declining claim registrations as a result of stabilization of economic conditions in Europe. These decreases were partially offset by higher paid claims. The year ended December 31, 2010 included a decrease of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily related to a decrease in commissions related to a decline in new business. This decrease was partially offset by an increase in profit commissions driven by lower claims. The year ended December 31, 2010 included a decrease of $13 million attributable to changes in foreign exchange rates.

Amortization of DAC and intangibles decreased principally attributable to our runoff business and a decrease in the United Kingdom from lower single premium sales related to new business regulations. The year ended December 31, 2010 included a decrease of $4 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 22.1% for the year ended December 31, 2010 compared to 15.1% for the year ended December 31, 2009. This increase in the effective tax rate was primarily attributable to a change in uncertain tax positions and lower taxed foreign income in 2010. The year ended December 31, 2010 also included an increase of $1 million attributable to changes in foreign exchange rates.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Lifestyle protection insurance:
Traditional indemnity premiums	$998	$941	$1,109	$57	6%	$(168)	(15)%
Premium equivalents for administrative services only business	22	19	19	3	16%	$—	—%
Reinsurance premiums assumed accounted for under the deposit method	716	765	673	(49)	(6)%	$92	14%

Total lifestyle protection insurance	1,736	1,725	1,801	11	1%	(76)	(4)%

Mexico operations (1)	—	—	50	—	—%	(50)	(100)%

Total	$1,736	$1,725	$1,851	$11	1%	$(126)	(7)%

Loss ratio	16%	21%	28%	(5)%		(7)%

(1)	Relates to a small Mexican property and casualty insurance business which was sold in September 2009.

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums excluding amounts associated with the Mexico operations.

2011 compared to 2010

Excluding the effects of foreign exchange, sales declined as re-pricing initiatives were more than offset by reduced levels of consumer lending. The year ended December 31, 2011 included an increase of $71 million attributable to changes in foreign exchange rates.

The loss ratio decreased mainly attributable to a decrease in claim reserves and claim payments from declining claim registrations from improving economic conditions in certain regions, lower premiums from our runoff block of business and a decrease in overall premium volumes driven by reduced levels of consumer lending.

2010 compared to 2009

Sales decreased mainly attributable to reduced levels of consumer lending. We sold our property and casualty insurance business in Mexico in the third quarter of 2009; therefore, there were no sales in 2010. The year ended December 31, 2010 included a decrease of $36 million attributable to changes in foreign exchange rates.

The loss ratio decreased mainly attributable to a decrease in claim reserves from declining claim registrations as a result of stabilization of economic conditions in Europe and overall premium volumes declined driven by slower lending in Europe and our runoff block of business.

Wealth Management segment

Segment results of operations

The following table sets forth the results of operations relating to our Wealth Management segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Net investment gains (losses)	$—	$—	$(1)	$—	—%	$1	100%
Insurance and investment product fees and other	453	352	279	101	29%	73	26%

Total revenues	453	352	278	101	29%	74	27%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	372	287	229	85	30%	58	25%
Amortization of deferred acquisition costs and intangibles	5	4	4	1	25%	—	—%

Total benefits and expenses	377	291	233	86	30%	58	25%

Income before income taxes	76	61	45	15	25%	16	36%
Provision for income taxes	29	21	17	8	38%	4	24%

Net income available to Genworth Financial, Inc.’s common stockholders	47	40	28	7	18%	12	43%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—	—%	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$47	$40	$28	$7	18%	$12	43%

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

The increase in net operating income available to Genworth Financial, Inc.’s common stockholders was the result of higher average assets under management from the acquisition of Altegris in the fourth quarter of 2010 and positive net flows, partially offset by difficult market conditions and increased redemptions during the second half of 2011.

Revenues

Insurance and investment product fees and other increased primarily attributable to higher average assets under management from the purchase of Altegris in the fourth quarter of 2010 and positive net flows, partially offset by difficult market conditions and increased redemptions during the second half of 2011.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher asset-based expenses from the acquisition of Altegris in the fourth quarter of 2010 and positive net flows, partially offset by difficult market conditions and increased redemptions during the second half of 2011.

Provision for income taxes. The effective tax rate increased to 38.2% for the year ended December 31, 2011 from 34.4% for the year ended December 31, 2010. The increase in the effective tax rate was primarily attributable to changes in uncertain tax positions in 2010.

2010 compared to 2009

Net operating income available to Genworth Financial, Inc.’s common stockholders

The increase in net operating income available to Genworth Financial, Inc.’s common stockholders was attributable to higher average assets under management from market growth and positive net flows.

Revenues

Insurance and investment product fees and other increased primarily attributable to higher average assets under management from market growth and positive net flows.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily from higher asset-based expenses as assets under management increased from market growth and positive net flows.

Provision for income taxes. The effective tax rate decreased to 34.4% for the year ended December 31, 2010 from 37.8% for the year ended December 31, 2009. The decrease in the effective tax rate was primarily attributable to changes in uncertain tax positions.

Wealth Management selected operating performance measures

The following table sets forth selected operating performance measures regarding our Wealth Management segment as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Assets under management, beginning of period	$24,740	$18,865	$15,447	$5,875	31%	$3,418	22%
Gross flows	6,869	5,773	4,778	1,096	19%	995	21%
Redemptions	(5,420)	(3,726)	(4,023)	(1,694)	(45)%	297	7%

Net flows	1,449	2,047	755	(598)	(29)%	1,292	171%
Market performance	(1,102)	1,639	2,663	(2,741)	(167)%	(1,024)	(38)%
Acquisition (1)	—	2,189	—	(2,189)	(100)%	2,189	NM (2)

Assets under management, end of period	$25,087	$24,740	$18,865	$347	1%	$5,875	31%

(1)

Relates to the acquisition of Altegris on December 31, 2010. See note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the acquisition.

(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Wealth Management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantivus Consulting, Inc. and the Altegris companies.

2011 compared to 2010

The increase in assets under management was principally attributable to the acquisition of Altegris on December 31, 2010 and positive net flows. These increases were partially offset by difficult market conditions and increased redemptions during the second half of 2011. Net flows were negative in the fourth quarter of 2011 reflecting difficult market conditions and increased redemptions.

2010 compared to 2009

The increase in assets under management was primarily attributable to market growth, positive net flows and the acquisition of Altegris on December 31, 2010.

Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Mortgage Insurance Division. See below for a discussion by segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
International Mortgage Insurance segment:
Canada	$161	$176	$206	$(15)	(9)%	$(30)	(15)%
Australia	200	205	148	(5)	(2)%	57	39%
Other Countries	(29)	(18)	(25)	(11)	(61)%	7	28%

International Mortgage Insurance segment	332	363	329	(31)	(9)%	34	10%

U.S. Mortgage Insurance segment	(507)	(580)	(459)	73	13%	(121)	(26)%

Total net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	(175)	(217)	(130)	42	19%	(87)	(67)%
Adjustment to net operating income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	55	28	38	27	96%	(10)	(26)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(120)	(189)	(92)	69	37%	(97)	(105)%
Add: net income attributable to noncontrolling interests	139	143	61	(4)	(3)%	82	134%

Net income (loss)	$19	$(46)	$(31)	$65	141%	$(15)	(48)%

International Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$1,063	$994	$927	$69	7%	$67	7%
Net investment income	393	355	313	38	11%	42	13%
Net investment gains (losses)	42	15	13	27	180%	2	15%
Insurance and investment product fees and other	9	8	6	1	13%	2	33%

Total revenues	1,507	1,372	1,259	135	10%	113	9%

Benefits and expenses:
Benefits and other changes in policy reserves	458	390	464	68	17%	(74)	(16)%
Acquisition and operating expenses, net of deferrals	209	205	174	4	2%	31	18%
Amortization of deferred acquisition costs and intangibles	101	90	72	11	12%	18	25%
Interest expense	31	8	1	23	NM (1)	7	NM (1)

Total benefits and expenses	799	693	711	106	15%	(18)	(3)%

Income before income taxes	708	679	548	29	4%	131	24%
Provision for income taxes	212	166	152	46	28%	14	9%

Net income	496	513	396	(17)	(3)%	117	30%
Less: net income attributable to noncontrolling interests	139	143	61	(4)	(3)%	82	134%

Net income available to Genworth Financial, Inc.’s common stockholders	357	370	335	(13)	(4)%	35	10%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(25)	(7)	(6)	(18)	NM (1)	(1)	17%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$332	$363	$329	$(31)	(9)%	$34	10%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$161	$176	$206	$(15)	(9)%	$(30)	(15)%
Australia	200	205	148	(5)	(2)%	57	39%
Other Countries	(29)	(18)	(25)	(11)	(61)%	7	28%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$332	$363	$329	$(31)	(9)%	$34	10%

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The year ended December 31, 2011 included an increase of $33 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business decreased largely from higher overall losses, taxes and interest expense and lower premiums.

•	Our Australian mortgage insurance business decreased from higher overall losses, taxes and interest expense, partially offset by an increase in premiums and net investment income.

•	Other Countries decreased from higher taxes and lower premiums, partially offset by lower overall losses and general expenses.

Revenues

Premiums

•

Our Canadian mortgage insurance business increased $19 million, including an increase of $28 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, premiums decreased from the seasoning of our in-force block of business.

•

Our Australian mortgage insurance business increased $55 million, including an increase of $45 million attributable to changes in foreign exchange rates, primarily from lower ceded affiliated reinsurance premiums. This increase was partially offset by lower premiums attributable to the seasoning of our in-force block of business and lower policy cancellations in 2011.

•

Other Countries decreased $5 million, including an increase of $2 million attributable to changes in foreign exchange rates, primarily in Europe as a result of lender settlements in 2010 and an actuarial update in 2010 that did not recur, as well as lower new business volume in 2011.

Net investment income

•

Our Canadian mortgage insurance business increased $8 million, including an increase of $9 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, net investment income decreased mainly attributable to lower investment yields, partially offset by higher average invested assets.

•

Our Australian mortgage insurance business increased $30 million, including an increase of $22 million attributable to changes in foreign exchange rates, largely from higher average invested assets, partially offset by lower investment yields.

Net investment gains (losses). The increase in net investment gains was predominately related to Australia from the sale of securities in 2011.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business increased $28 million, including an increase of $10 million attributable to changes in foreign exchange rates. Losses increased primarily as a result of higher paid claims. In addition, loss reserves on existing delinquencies were strengthened driven by increased severity on older seasoning books of business, particularly from Alberta, which has a higher average reserve per delinquency. These increases were partially offset by lower existing delinquencies and an increased benefit from loss mitigation activities.

•

Our Australian mortgage insurance business increased $48 million, including an increase of $21 million attributable to changes in foreign exchange rates, primarily as a result of higher new delinquencies from seasoning of our in-force block of business, regional economic pressures and a higher average reserve per delinquency driven by the aging of existing delinquent loans. In the fourth quarter of 2011, we increased reserves $13 million for existing delinquencies as lenders accelerated actions to transition delinquencies to claim and from higher severity experience in New Zealand. These increases were partially offset by lower paid claims in 2011.

•

Other Countries decreased $8 million, including an increase of $2 million attributable to changes in foreign exchange rates, primarily in Europe related to lender settlements in 2010 and ongoing loss mitigation activities. This decrease was partially offset by higher new delinquencies and aging of existing delinquencies, particularly in Ireland, in 2011.

Acquisition and operating expenses, net of deferrals

•

Our Canadian mortgage insurance business increased $1 million, including an increase of $3 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, acquisition and operating expenses, net of deferrals, decreased primarily from lower stock-based compensation expense driven by the decline in the stock price of Genworth Canada in 2011.

•

Our Australian mortgage insurance business increased $3 million, including an increase of $6 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, acquisition and operating expenses, net of deferrals, decreased as the result of higher deferrable expenses and lower overall expenses.

Amortization of deferred acquisition costs and intangibles

•	Our Canadian mortgage insurance business increased $5 million, including an increase of $3 million attributable to changes in foreign exchange rates, primarily from higher software amortization.

•	Our Australian mortgage insurance business increased $8 million, including an increase of $5 million attributable to changes in foreign exchange rates, mainly from higher software amortization.

•	Other Countries decreased $2 million from lower DAC amortization in Europe as the result of lender settlements in 2010.

Interest expense

•

Our Canadian mortgage insurance business increased $15 million, including an increase of $1 million attributable to changes in foreign exchange rates, from the issuance of debt by our majority-owned subsidiary in June and December 2010.

•

Our Australian mortgage insurance business increased $8 million, including an increase of $1 million attributable to changes in foreign exchange rates, from the issuance of debt by our wholly-owned subsidiary in June 2011.

Net income attributable to noncontrolling interests. The year ended December 31, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 29.9% for the year ended December 31, 2011 from 24.4% for the year ended December 31, 2010. This increase in the effective tax rate was primarily attributable to changes in uncertain Australian tax positions and a Canadian legislative change in 2011, compared to an Australian tax legislative benefit in 2010. The Canadian legislation change passed in June 2011 eliminates the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. GAAP earnings as prior deductions for contributions to the fund reduced the effective tax rate on U.S. GAAP earnings. The year ended December 31, 2011 included an increase of $16 million attributable to changes in foreign exchange rates.

2010 compared to 2009

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The year ended December 31, 2010 included an increase of $43 million attributable to changes in foreign exchange rates.

•

Our Canadian mortgage insurance business decreased largely from the timing of the initial public offering of our Canadian mortgage insurance business in 2009 which resulted in lower net operating income of $82 million in 2010. This decrease was partially offset by lower losses in 2010.

•	Our Australian mortgage insurance business increased mainly from lower losses and a benefit from newly enacted Australian tax legislation in 2010, partially offset by a decrease in premiums.

•	Other Countries decreased mainly from lower losses.

Revenues

Premiums

•

Our Canadian mortgage insurance business increased $55 million, including an increase of $54 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, premiums were relatively flat as new business volume in 2010 and the seasoning of our in-force block of business were offset by lower policy cancellations.

•

Our Australian mortgage insurance business increased $24 million, including an increase of $45 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, premiums decreased primarily as the result of seasoning of our in-force block of business which was more than offset by increased ceded affiliated reinsurance premiums, lower new business volumes in 2010 and lower cancellations.

•

Other Countries decreased $12 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily attributable to rescissions and other terminations related to loss mitigation activities in Europe, particularly in Spain.

Net investment income

•

Our Canadian mortgage insurance business increased $17 million, including an increase of $17 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, net investment income was flat as reinvestment of cash balances were offset by lower yields on assets acquired during the year.

•	Our Australian mortgage insurance business increased $29 million, including an increase of $20 million attributable to changes in foreign exchange rates, primarily from higher average invested assets.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $28 million, including an increase of $19 million attributable to changes in foreign exchange rates, primarily driven by lower average reserve per delinquency from an improving economy, as well as loss mitigation activities.

•

Our Australian mortgage insurance business decreased $22 million, including an increase of $19 million attributable to changes in foreign exchange rates, primarily as a result of lower reserves per delinquency.

•	Other Countries decreased $24 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily in Europe related to ongoing loss mitigation activities.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business increased $17 million, including an increase of $6 million attributable to changes in foreign exchange rates, mainly related to higher public company expenses.

•

Our Australian mortgage insurance business increased $12 million, including an increase of $7 million attributable to changes in foreign exchange rates, largely attributable to an increase in non-deferrable expenses.

Amortization of deferred acquisition costs and intangibles

•

Our Canadian mortgage insurance business increased $10 million, including an increase of $5 million attributable to changes in foreign exchange rates, principally from an increase in DAC amortization from the seasoning of our in-force block of business.

•

Our Australian mortgage insurance business increased $11 million, including an increase of $4 million attributable to changes in foreign exchange rates, primarily from an increase in DAC amortization from the seasoning of our in-force block of business and higher software amortization.

Interest expense. The increase in interest expense related to Canada from the issuance of debt by our majority-owned subsidiary in June and December 2010.

Provision for income taxes. The effective tax rate decreased to 24.4% for the year ended December 31, 2010 compared to 27.7% for the year ended December 31, 2009. This decrease in the effective tax rate was primarily attributable to a change in uncertain tax positions, the favorable impact of newly enacted Australian tax legislation and lower taxed foreign income in 2010. The year ended December 31, 2010 also included an increase of $21 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase related to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. The year ended December 31, 2010 included an increase of $13 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Primary insurance in-force:
Canada	$261,300	$246,300	$213,500	$15,000	6%	$32,800	15%
Australia	281,500	283,500	248,000	(2,000)	(1)%	35,500	14%
Other Countries	32,600	34,300	37,200	(1,700)	(5)%	(2,900)	(8)%

Total	$575,400	$564,100	$498,700	$11,300	2%	$65,400	13%

Risk in-force:
Canada	$91,500	$86,200	$74,700	$5,300	6%	$11,500	15%
Australia	98,500	99,300	86,800	(800)	(1)%	12,500	14%
Other Countries	4,500	4,900	5,200	(400)	(8)%	(300)	(6)%

Total	$194,500	$190,400	$166,700	$4,100	2%	$23,700	14%

New insurance written:
Canada	$27,000	$26,600	$16,000	$400	2%	$10,600	66%
Australia	31,700	29,000	32,900	2,700	9%	(3,900)	(12)%
Other Countries	3,100	4,300	3,400	(1,200)	(28)%	900	26%

Total	$61,800	$59,900	$52,300	$1,900	3%	$7,600	15%

Net premiums written:
Canada	$542	$534	$320	$8	1%	$214	67%
Australia	347	257	392	90	35%	(135)	(34)%
Other Countries	34	28	(14)	6	21%	42	NM (1)

Total	$923	$819	$698	$104	13%	$121	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2011 compared to 2010

Primary insurance in-force and risk in-force

Our businesses in Australia and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia and Canada. For the years ended December 31, 2011 and 2010, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written in Canada and Australia, partially offset by cancellations in Australia and loss mitigation activities in Europe. Primary insurance in-force and risk in-force included decreases of $8.0 billion and $2.5 billion, respectively, attributable to changes in foreign exchange rates as of December 31, 2011.

New insurance written

Excluding the effects of foreign exchange, new insurance written decreased primarily as a result of declines in flow new insurance written in Canada, Europe and Australia. In Canada, flow new insurance written declined primarily attributable to smaller mortgage originations markets, particularly high loan-to-value refinance transactions, partially offset by an increase in our estimated market share. In Australia, the decrease was related to a share shift among bank distributors in the mortgage origination market. In Europe, flow new insurance written declined due to lower volume from existing lenders, as well as no new business was written in Spain during 2011. Additionally, in the second half of 2011, no new business was written in Ireland. The year ended December 31, 2011 included an increase of $5.0 billion attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2011, our unearned premium reserves were $2.9 billion, including a decrease of $48 million attributable to changes in foreign exchange rates, compared to $3.1 billion as of December 31, 2010. Our unearned premium reserves decreased primarily related to seasoning of our in-force blocks of business.

Net premiums written increased in Australia from higher average price and lower ceded affiliated reinsurance premiums partially offset by lower flow and bulk volumes in 2011. In Europe, net premiums written increased from bulk new insurance written in 2011, partially offset by lower flow volume from existing lenders, higher ceded reinsurance in 2011 and lender settlements in 2010. Excluding the effects of foreign exchange, net premiums written in Canada decreased primarily attributable to smaller mortgage originations markets partially offset by higher average price and bulk new insurance written. The year ended December 31, 2011 included an increase of $65 million attributable to changes in foreign exchange rates.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for the businesses included in our International Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Loss ratio:
Canada	37%	33%	42%	4%	(9)%
Australia	47%	40%	50%	7%	(10)%
Other Countries	91%	96%	115%	(5)%	(19)%
Total	43%	39%	50%	4%	(11)%
Expense ratio:
Canada	28%	27%	36%	1%	(9)%
Australia	33%	40%	20%	(7)%	20%
Other Countries	135%	170%	(341)%	(35)%	NM (1)
Total	34%	36%	35%	(2)%	1%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our international mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2011 compared to 2010

The increase in the loss ratio for the year ended December 31, 2011 was primarily attributable to higher losses in Australia and Canada. In Australia, losses increased primarily as a result of higher new delinquencies from seasoning of our in-force block of business, regional economic pressures and a higher average reserve per delinquency driven by the aging of existing delinquent loans. In the fourth quarter of 2011, we increased reserves $13 million for existing delinquencies as lenders accelerated actions to transition delinquencies to claim and from higher severity experience in New Zealand. These increases were partially offset by lower paid claims in 2011. In Canada, loss reserves on existing delinquencies were strengthened driven by increased severity on older seasoning books of business, particularly from Alberta, which has a higher average reserve per delinquency.

These increases were partially offset by lower existing delinquencies and an increased benefit from loss mitigation activities. In Other Countries, losses decreased primarily in Europe related to lender settlements in 2010 and ongoing loss mitigation activities. This decrease was partially offset by higher new delinquencies, particularly in Ireland, in 2011.

The decrease in the expense ratio for the year ended December 31, 2011 was primarily attributable to an increase in net premiums written and lower general expenses.

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

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2011	2010	2009
Canada:
95.01% and above	$32,098	$29,851	$25,251
90.01% to 95.00%	24,059	22,899	19,703
80.01% to 90.00%	16,730	15,247	13,160
80.00% and below	18,571	18,204	16,617

Total	$91,458	$86,201	$74,731

Australia:
95.01% and above	$16,653	$15,911	$13,760
90.01% to 95.00%	20,853	20,027	16,545
80.01% to 90.00%	25,111	25,151	21,548
80.00% and below	35,901	38,138	34,941

Total	$98,518	$99,227	$86,794

Other Countries:
95.01% and above	$793	$913	$1,166
90.01% to 95.00%	2,051	2,152	2,240
80.01% to 90.00%	1,360	1,513	1,557
80.00% and below	285	358	230

Total	$4,489	$4,936	$5,193

Total:
95.01% and above	$49,544	$46,675	$40,177
90.01% to 95.00%	46,963	45,078	38,488
80.01% to 90.00%	43,201	41,911	36,265
80.00% and below	54,757	56,700	51,788

Total	$194,465	$190,364	$166,718

In Canada, risk in-force in all loan-to-value categories increased primarily as a result of flow new insurance written. In Australia, overall risk in-force decreased primarily as a result of policy cancellation in 2010, partially offset by new insurance written, primarily in the risk in-force loan-to-value categories of 80.00% and below. In Other Countries, risk in-force in all loan-to-value categories decreased primarily as a result of loss mitigation efforts in Europe. Total risk in-force included an increase of $2.5 billion attributable to changes in foreign exchange rates as of December 31, 2011.

The following table sets forth selected financial information regarding the risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2011	2010	2009
Loan type (1):
Fixed rate mortgage	$3,555	$3,720	$3,368
Adjustable rate mortgage	190,910	186,644	163,350

Total	$194,465	$190,364	$166,718

Mortgage term:
15 years and under	$93,774	$88,591	$76,684
More than 15 years	100,691	101,773	90,034

Total	$194,465	$190,364	$166,718

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

Delinquent loans and claims

Our delinquency management process begins with notification by the loan servicer of a delinquency on an insured loan. “Delinquency” is defined in our master policies as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a delinquency no later than 30 days after the borrower has been in default by three monthly payments. We generally consider a loan to be delinquent and establish required reserves if the borrower has failed to make a scheduled mortgage payment. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit and interest rate levels. Borrowers may cure delinquencies by making all of the delinquent loan payments, agreeing to a loan modification, or by selling the property in full satisfaction of all amounts due under the mortgage. In most cases, delinquencies that are not cured result in a claim under our policy. The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of December 31:

	2011	2010	2009
Canada:
Primary insured loans in-force	1,362,092	1,287,153	1,213,080
Delinquent loans	2,752	3,401	3,381
Percentage of delinquent loans (delinquency rate)	0.20%	0.26%	0.28%
Flow loan in-force	1,064,942	1,000,254	931,882
Flow delinquent loans	2,477	3,117	3,149
Percentage of flow delinquent loans (delinquency rate)	0.23%	0.31%	0.34%
Bulk loans in-force	297,150	286,899	281,198
Bulk delinquent loans (1)	275	284	232
Percentage of bulk delinquent loans (delinquency rate)	0.09%	0.10%	0.08%
Australia:
Primary insured loans in-force	1,437,380	1,468,773	1,475,157
Delinquent loans	7,874	7,062	6,834
Percentage of delinquent loans (delinquency rate)	0.55%	0.48%	0.46%
Flow loan in-force	1,289,200	1,304,337	1,306,302
Flow delinquent loans	7,626	6,872	6,724
Percentage of flow delinquent loans (delinquency rate)	0.59%	0.53%	0.51%
Bulk loans in-force	148,180	164,436	168,855
Bulk delinquent loans (1)	248	190	110
Percentage of bulk delinquent loans (delinquency rate)	0.17%	0.12%	0.07%
Other Countries:
Primary insured loans in-force	217,141	230,133	223,368
Delinquent loans	12,258	10,619	12,606
Percentage of delinquent loans (delinquency rate)	5.65%	4.61%	5.64%
Flow loan in-force	149,036	163,763	179,960
Flow delinquent loans	8,919	7,695	9,779
Percentage of flow delinquent loans (delinquency rate)	5.98%	4.70%	5.43%
Bulk loans in-force	68,105	66,370	43,408
Bulk delinquent loans (1)	3,339	2,924	2,827
Percentage of bulk delinquent loans (delinquency rate)	4.90%	4.41%	6.51%
Total:
Primary insured loans in-force	3,016,613	2,986,059	2,911,605
Delinquent loans	22,884	21,082	22,821
Percentage of delinquent loans (delinquency rate)	0.76%	0.71%	0.78%
Flow loan in-force	2,503,178	2,468,354	2,418,144
Flow delinquent loans	19,022	17,684	19,652
Percentage of flow delinquent loans (delinquency rate)	0.76%	0.72%	0.81%
Bulk loans in-force	513,435	517,705	493,461
Bulk delinquent loans (1)	3,862	3,398	3,169
Percentage of bulk delinquent loans (delinquency rate)	0.75%	0.66%	0.64%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,840, 3,376 and 3,154 as of December 31, 2011, 2010 and 2009, respectively.

In Canada, flow and bulk loans in-force increased primarily from continued growth. In Australia, flow and bulk loans in-force decreased primarily due to policy cancellations in 2011. In Other Countries, flow and bulk loans in-force decreased primarily from loss mitigation activities in Europe. In Canada, delinquent loans decreased as a result of higher paid claims and lower net new delinquencies in 2011. In Australia and Europe, delinquent loans increased from higher delinquencies as a result of the seasoning of our in-force blocks of business and regional economic pressures.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$564	$595	$636	$(31)	(5)%	$(41)	(6)%
Net investment income	104	116	134	(12)	(10)%	(18)	(13)%
Net investment gains (losses)	46	33	49	13	39%	(16)	(33)%
Insurance and investment product fees and other	5	10	7	(5)	(50)%	3	43%

Total revenues	719	754	826	(35)	(5)%	(72)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,325	1,491	1,392	(166)	(11)%	99	7%
Acquisition and operating expenses, net of deferrals	136	131	132	5	4%	(1)	(1)%
Amortization of deferred acquisition costs and intangibles	16	19	22	(3)	(16)%	(3)	(14)%

Total benefits and expenses	1,477	1,641	1,546	(164)	(10)%	95	6%

Loss before income taxes	(758)	(887)	(720)	129	15%	(167)	(23)%
Benefit for income taxes	(281)	(328)	(293)	47	14%	(35)	(12)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(477)	(559)	(427)	82	15%	(132)	(31)%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(30)	(21)	(32)	(9)	(43)%	11	34%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(507)	$(580)	$(459)	$73	13%	$(121)	(26)%

2011 compared to 2010

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to lower paid claims and fewer new delinquencies, partially offset by continued aging of existing delinquencies in 2011.

Revenues

Premiums decreased driven by lower insurance in-force and lower assumed affiliated reinsurance premiums, partially offset by benefits associated with our previously implemented rate increases.

Net investment income decreased primarily related to lower average invested assets and holding higher cash balances, partially offset by preferred stock dividends in 2011.

Net investment gains increased primarily driven by higher gains on the sale of investments from portfolio repositioning activities in 2011.

Insurance and investment product fees and other income decreased mainly attributable to changes in foreign exchange rates on non-functional currency transactions and the commutation of a captive trust in 2010 that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decline in net paid claims of $229 million, partially offset by an increase in change in reserves of $63 million. The decline in net paid claims was primarily driven by lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements. The overall increase in loss reserves in 2011 was driven by a reserve strengthening of $299 million in the second quarter of 2011. This reserve strengthening was primarily related to a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of this reserve strengthening, approximately $102 million was associated with worsening trends experienced through the second quarter of 2011. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential housing market. Accordingly, these expectations going forward resulted in an additional layer of reserve strengthening of approximately $197 million in the second quarter of 2011 bringing the total reserve strengthening to $299 million in 2011. Emerging loss development patterns within our portfolio of delinquencies during the second half of 2011 have remained consistent with the expectations underlying our reserve strengthening in the second quarter of 2011. These increases were partially offset by lower new delinquencies in 2011 along with stable aging of existing delinquencies in the second half of 2011.

In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Claims experience in the fourth quarter of 2010 indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations going forward resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010 bringing the total reserve strengthening to $435 million in 2010. We also recorded a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million, in 2010 that did not recur.

Acquisition and operating expenses, net of deferrals, increased primarily from an increase in costs associated with a workforce reduction as part of a cost-saving initiative in 2011.

Benefit for income taxes. The effective tax rate remained relatively flat at 37.1% for the year ended December 31, 2011 compared to 37.0% for the year ended December 31, 2010.

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

Revenues

Premiums decreased primarily driven by lower new insurance written as a result of a smaller mortgage insurance market, partially offset by lower premium refunds related to rescission activity. Our flow persistency was 85% for the year ended December 31, 2010 compared to 84% in 2009.

Net investment income decreased primarily from lower average invested assets. Net investment income in 2010 also included $3 million of lower losses related to limited partnerships accounted for under the equity method.

The decrease in net investment gains was primarily driven by lower gains on sales of investments from portfolio repositioning activities in 2010.

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

The overall decrease in the change in loss reserves in 2010 was driven by lower new delinquencies throughout 2010 and an overall decrease in expected claims since the fourth quarter of 2009 related to our loss mitigation efforts. In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Current claims experience within our portfolio indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This current experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations going forward resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010 bringing the total reserve strengthening to $435 million in 2010.

Benefits and other changes in reserves also included a reinsurance credit under certain of our captive reinsurance arrangements of $214 million and $275 million for the years ended December 31, 2010 and 2009, respectively. In the first quarter of 2010, we reached a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million that did not recur. In the third quarter of 2009, we reached a settlement of arbitration proceedings with a lender regarding bulk transactions of $95 million, consisting of $203 million of paid claims and a decrease in reserves of $108 million that did not recur.

Benefit for income taxes. The effective tax rate decreased to 37.0% for the year ended December 31, 2010 from 40.7% for the year ended December 31, 2009. This decrease in the effective tax rate was primarily attributable to tax favored investments.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Primary insurance in-force	$116,500	$125,900	$145,100	$(9,400)	(7)%	$(19,200)	(13)%
Risk in-force	27,400	29,300	32,100	(1,900)	(6)%	(2,800)	(9)%
New insurance written	10,200	9,800	11,300	400	4%	(1,500)	(13)%
Net premiums written	573	593	625	(20)	(3)%	(32)	(5)%

2011 compared to 2010

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of rescission and other loss mitigation actions, as well as a smaller mortgage insurance market in 2011. In addition, risk in-force decreased due to tighter mortgage insurance guidelines and mortgage lender underwriting standards, as well as a weak housing market and reduced mortgage credit liquidity. Flow persistency was 85% for the years ended December 31, 2011 and 2010.

New insurance written

New insurance written increased primarily driven by an increase in the overall mortgage insurance market following FHA pricing changes and increased refinancing activity, as well as an increase in our mortgage insurance market share following the exit of several competitors from the market.

Net premiums written

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Loss ratio	234%	251%	219%	(17)%	32%
Expense ratio	27%	25%	25%	2%	—%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our U.S. mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

2011 compared to 2010

The decrease in the loss ratio was primarily attributable to a decline in net paid claims, partially offset by an increase in change in reserves and a decrease in net earned premiums. The decline in net paid claims was primarily driven by lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements. The overall increase in loss reserves in 2011 was driven by a reserve strengthening of $299 million in the second quarter of 2011. This reserve strengthening was primarily related to a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of this reserve strengthening, approximately $102 million was associated with worsening trends experienced through the second quarter of 2011. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential housing market. Accordingly, these expectations going forward resulted in an additional layer of reserve strengthening of approximately $197 million in the second quarter of 2011 bringing the total reserve strengthening to $299 million in 2011. Emerging loss development patterns within our portfolio of delinquencies during the second half of 2011 have remained consistent with the expectations underlying our reserve strengthening in the second quarter of 2011. These increases were partially offset by lower new delinquencies in 2011 along with stable aging of existing delinquencies in the second half of 2011.

In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modification were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Claims experience in the fourth quarter of 2010 indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations going forward resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010 bringing the total reserve strengthening to $435 million in 2010. We also recorded a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in change in reserves of $185 million, in 2009 that did not recur.

The expense ratio increased as a result of an increase in costs associated with a workforce reduction as part of a cost-saving initiative, as well as lower net premiums written for the year ended December 31, 2011.

2010 compared to 2009

The increase in the loss ratio was primarily attributable to an increase in net paid claims, partially offset by a decrease in change in reserves and a decline in net earned premiums. The increase in paid claims was principally attributable to higher claim counts within the 2006, 2007 and 2008 book years, partially offset by lower average claim payments reflecting lower loan balances. The overall decrease in the change in loss reserves in 2010 was driven by lower new delinquencies throughout 2010 and an overall decrease in expected claims since the fourth quarter of 2009 related to our loss mitigation efforts.

In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Current claims experience within our portfolio indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This current experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations going forward resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010 bringing the total reserve strengthening to $435 million in 2010.

In the third quarter of 2009, we reached a $95 million settlement with a lender regarding certain bulk transactions. Excluding the effect of this settlement, the loss ratio for the year ended December 31, 2009 would have been 204%.

The expense ratio was flat as lower expenses were offset by a decrease in net premiums written for the year ended December 31, 2010.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2011	2010	2009
Primary risk in-force lender concentration (by original applicant)	$27,180	$29,037	$31,722
Top 10 lenders	13,355	14,647	15,814
Top 20 lenders	15,306	16,729	18,540

Loan-to-value ratio:
95.01% and above	$6,848	$7,274	$7,962
90.01% to 95.00%	9,563	10,044	10,832
80.01% to 90.00%	10,311	11,243	12,245
80.00% and below	458	476	683

Total	$27,180	$29,037	$31,722

Loan grade:
Prime	$24,625	$26,139	$28,376
A minus and sub-prime	2,555	2,898	3,346

Total	$27,180	$29,037	$31,722

Loan type (1):
Fixed rate mortgage:
Flow	$26,133	$27,874	$30,196
Bulk	500	517	690
Adjustable rate mortgage:
Flow	527	624	755
Bulk	20	22	81

Total	$27,180	$29,037	$31,722

Type of documentation:
Alt-A (2):
Flow	$747	$872	$1,064
Bulk	38	41	244
Standard (3):
Flow	25,913	27,626	29,887
Bulk	482	498	527

Total	$27,180	$29,037	$31,722

Mortgage term:
15 years and under	$534	$425	$367
More than 15 years	26,646	28,612	31,355

Total	$27,180	$29,037	$31,722

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.
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

	2011	2010	2009
Primary insurance:
Insured loans in-force	714,467	781,024	890,730
Delinquent loans	87,007	95,395	122,279
Percentage of delinquent loans (delinquency rate)	12.18%	12.21%	13.73%

Flow loan in-force	633,246	687,964	753,370
Flow delinquent loans	83,931	92,225	107,495
Percentage of flow delinquent loans (delinquency rate)	13.25%	13.41%	14.27%

Bulk loans in-force	81,221	93,060	137,360
Bulk delinquent loans (1)	3,076	3,170	14,784
Percentage of bulk delinquent loans (delinquency rate)	3.79%	3.41%	10.76%

A minus and sub-prime loans in-force	68,487	77,822	89,678
A minus and sub-prime loans delinquent loans	19,884	22,827	29,238
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	29.03%	29.33%	32.60%

Pool insurance:
Insured loans in-force	14,418	17,880	20,370
Delinquent loans	778	989	781
Percentage of delinquent loans (delinquency rate)	5.40%	5.53%	3.83%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,592, 1,713 and 11,319 as of December 31, 2011, 2010 and 2009, respectively.

Delinquency and foreclosure levels that developed principally in our 2006, 2007 and 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its residential housing market. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, ARMs and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies in 2011.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	December 31, 2011
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	21,272	$193	$835	23%
4 - 11 payments	24,493	646	1,075	60%
12 payments or more	38,166	1,360	1,870	73%

Total	83,931	$2,199	$3,780	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2010
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	24,104	$152	$959	16%
4 - 11 payments	33,635	754	1,546	49%
12 payments or more	34,486	1,142	1,757	65%

Total	92,225	$2,048	$4,262	48%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2011	Percent of total reserves as of December 31, 2011 (1)	Delinquency rate as of December 31,
			2011	2010	2009
By Region:
Southeast (2)	22%	35%	17.10%	16.79%	18.36%
South Central (3)	16	11	10.15%	11.00%	12.42%
Northeast (4)	14	12	12.80%	11.66%	11.60%
North Central (5)	12	12	11.89%	11.51%	12.20%
Pacific (6)	11	13	12.52%	14.39%	19.43%
Great Lakes (7)	9	7	9.00%	8.92%	10.20%
Plains (8)	6	3	7.87%	8.14%	8.29%
New England (9)	5	3	10.59%	10.71%	12.48%
Mid-Atlantic (10)	5	4	10.73%	10.67%	13.08%

Total	100%	100	12.18%	12.21%	13.73%

(1)	Total reserves were $2,488 million as of December 31, 2011.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

	Percent of primary risk in-force as of December 31, 2011	Percent of total reserves as of December 31, 2011 (1)	Delinquency rate as of December 31,
			2011	2010	2009
By State:
Florida	7%	24%	29.30%	28.31%	30.77%
Texas	7%	3%	8.34%	8.71%	9.49%
New York	7%	5%	10.66%	9.76%	9.42%
California	6%	6%	10.86%	13.99%	21.87%
Illinois	5%	8%	16.70%	15.79%	16.40%
Georgia	4%	4%	14.79%	16.16%	17.62%
North Carolina	4%	3%	11.89%	11.23%	11.73%
New Jersey	4%	5%	19.07%	17.30%	17.35%
Pennsylvania	4%	2%	11.85%	10.94%	11.13%
Ohio	3%	2%	8.73%	8.19%	8.47%

(1)	Total reserves were $2,488 million as of December 31, 2011.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2011:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2000 and prior	7.82%	1.3%	$1,669	1.4%	$426	1.6%
2001	7.61%	0.7	841	0.7	210	0.8
2002	6.65%	1.5	1,981	1.7	492	1.8
2003	5.65%	3.7	8,193	7.0	1,361	5.0
2004	5.89%	4.4	5,400	4.6	1,234	4.5
2005	5.98%	12.5	8,957	7.7	2,319	8.5
2006	6.47%	19.3	12,198	10.5	3,000	11.0
2007	6.53%	39.7	27,201	23.4	6,712	24.7
2008	6.12%	16.5	24,748	21.2	6,158	22.7
2009	5.08%	0.3	7,018	6.0	1,270	4.7
2010	4.66%	0.1	8,460	7.3	1,767	6.5
2011	4.43%	—	9,867	8.5	2,231	8.2

Total portfolio	5.99%	100.0%	$116,533	100.0%	$27,180	100.0%

(1)	Total reserves were $2,488 million as of December 31, 2011.

Typically, claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary U.S. mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims were paid during the first two years after loan origination. However, the pattern of claims frequency can be affected by factors such as deteriorating economic conditions that can result in increasing claims which was the case with our 2007 and 2006 books, but we expect the pattern of claims frequency within our 2009 book to return to that of a more traditional claim trend level. Primary insurance written for the period from January 1, 2004 through December 31, 2008 represented 67% of our primary insurance in-force as of December 31, 2011. Historically, traditional primary loans reach their expected peak claim level within a three- to seven-year period. Therefore, the primary loans written during the five-year period ended December 31, 2008, are now within or past their peak claim period. Our A minus and sub-prime loans continue to have earlier incidences of default than our prime loans. A minus and sub-prime loans represented 9% and 10% of our primary risk in-force as of December 31, 2011 and 2010, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2011 were $942 million, compared to $1,173 million and $981 million for the years ended December 31, 2010 and 2009, respectively. Pool insurance claims paid were $4 million or less for the years ended December 31, 2011, 2010 and 2009.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 104%, 110% and 108% for the years ended December 31, 2011, 2010 and 2009, respectively.

Corporate and Runoff Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Runoff Division. See below for a discussion by segment and Corporate and Other activities.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Runoff segment	$25	$30	$52	$(5)	(17)%	$(22)	(42)%
Corporate and Other activities	(239)	(184)	(184)	(55)	(30)%	—	—%

Total net operating loss available to Genworth Financial, Inc.’s common stockholders	(214)	(154)	(132)	(60)	(39)%	(22)	(17)%
Adjustments to net operating loss available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(136)	(27)	(194)	(109)	NM (1)	167	86%
Gain on sale of business, net of taxes	20	—	—	20	NM (1)	—	—%
Net tax benefit related to separation from our former parent	—	106	—	(106)	(100)%	106	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	$(330)	$(75)	$(326)	$(255)	NM (1)	$251	77%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Runoff segment

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$260	$322	$297	$(62)	(19)%	$25	8%
Net investment income	140	130	213	10	8%	(83)	(39)%
Net investment gains (losses)	(174)	(2)	(144)	(172)	NM (1)	142	99%
Insurance and investment product fees and other	275	215	306	60	28%	(91)	(30)%

Total revenues	501	665	672	(164)	(25)%	(7)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	234	269	260	(35)	(13)%	9	3%
Interest credited	135	156	258	(21)	(13)%	(102)	(40)%
Acquisition and operating expenses, net of deferrals	133	135	121	(2)	(1)%	14	12%
Amortization of deferred acquisition costs and intangibles	80	88	169	(8)	(9)%	(81)	(48)%
Interest expense	2	2	—	—	—%	2	NM (1)

Total benefits and expenses	584	650	808	(66)	(10)%	(158)	(20)%

Income (loss) before income taxes	(83)	15	(136)	(98)	NM (1)	151	111%
Benefit for income taxes	(30)	(10)	(61)	(20)	(200)%	51	84%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(53)	25	(75)	(78)	NM (1)	100	133%
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	98	5	127	93	NM (1)	(122)	(96)%
Gain on sale of business, net of taxes	(20)	—	—	(20)	NM (1)	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$25	$30	$52	$(5)	(17)%	$(22)	(42)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

We reported lower net operating income available to Genworth Financial, Inc.’s common stockholders in 2011 compared to 2010 primarily related to our variable annuity products largely driven by unfavorable equity market performance in 2011 and a $7 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings. Also contributing to the decrease was the sale of our Medicare supplement insurance business in the fourth quarter of 2011. These decreases were partially offset by an increase from our institutional products from lower interest paid on our floating rate policyholder liabilities.

Revenues

Premiums decreased mainly driven by the sale of our Medicare supplement insurance business.

Net investment income increased primarily driven by limited partnership investments accounted for under the equity method, partially offset by a decline in average invested assets. Net investment income included $4 million of gains related to limited partnerships in 2011 compared to $20 million of losses in 2010.

Net investment losses increased mostly related to losses on embedded derivatives associated with our variable annuity products with GMWBs in 2011 compared to gains in 2010. This was partially offset by derivative gains and lower impairments in 2011.

Insurance and investment product fees and other increased mainly attributable to a $55 million gain recognized on the sale of our Medicare supplement insurance business.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to the sale of our Medicare supplement insurance business, partially offset by an increase in our GMDBs in our variable annuity products due to unfavorable equity market impacts in 2011.

Interest credited decreased principally related to our institutional products from lower interest paid on our floating rate policyholder liabilities due to lower interest rates and a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals, decreased principally from the sale of our Medicare supplement insurance business. This decrease was partially offset by a $9 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings.

Amortization of DAC and intangibles decreased largely from the sale of our Medicare supplement insurance business.

Benefit for income taxes. The effective tax rate increased to 36.1% for the year ended December 31, 2011 from (66.7)% for the year ended December 31, 2010. The increase in the effective tax rate was primarily attributable to the sale of a subsidiary and changes in tax favored investments.

2010 compared to 2009

Net operating income available to Genworth Financial, Inc.’s common stockholders

The decrease in net operating income available to Genworth Financial, Inc.’s common stockholders in 2010 was primarily attributable to income from the early retirement of institutional contracts at a discount to contract values in 2009 that did not recur, partially offset by higher net operating income in our variable annuity business mainly attributable to market growth.

Revenues

Premiums increased mainly driven by growth of our Medicare supplement insurance business.

Net investment income decreased primarily driven by lower investment income related to policy loans from a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy, lower yields on floating rate investments and a decline in average invested assets. Net investment income also included $9 million of lower losses in 2010 related to limited partnership investments accounted for under the equity method.

Net investment losses decreased mostly related to lower gains associated with our variable annuity products with GMWBs as a result of changes in non-performance risk incorporated into the discount rate used to value GMWB embedded derivatives, partly offset by lower derivative losses.

Insurance and investment product fees and other decreased primarily as a result of income from the early retirement of institutional contracts at a discount to contract values in 2009 that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased principally related to the growth of our Medicare supplement insurance business and from our guaranteed minimum benefit liabilities driven by less favorable market performance in 2010 compared to 2009, partially offset by a decrease in our GMDB claims.

Interest credited decreased mainly attributable to our institutional products from lower interest paid on our floating rate policyholder liabilities due to lower interest rates and a decrease in average outstanding liabilities. There was also a decrease as a result of a bankruptcy-related lapse in 2009 of a large group corporate-owned life insurance policy.

Acquisition and operating expenses, net of deferrals, increased from the growth of our variable annuity products and our Medicare supplement insurance business.

Amortization of DAC and intangibles decreased from additional DAC amortization of $54 million in 2009 from loss recognition testing that did not recur. Additionally, amortization decreased as a result of lower gains in 2010 related to embedded derivatives associated with our variable annuity products with GMWBs, partially offset by an unfavorable refinement of assumptions of $9 million in 2010.

Benefit for income taxes. The effective tax rate decreased to (66.7)% for the year ended December 31, 2010 as compared to 44.9% for the year ended December 31, 2009 primarily attributable to changes in tax favored investments.

Runoff selected operating performance measures

Variable annuity products

The following table sets forth selected operating performance measures regarding our variable annuity products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Income Distribution Series (1)
Account value, beginning of period	$6,590	$5,943	$5,234	$647	11%	$709	14%
Deposits	203	659	620	(456)	(69)%	39	6%
Surrenders, benefits and product charges	(686)	(565)	(449)	(121)	(21)%	(116)	(26)%

Net flows	(483)	94	171	(577)	NM (2)	(77)	(45)%
Interest credited and investment performance	158	553	538	(395)	(71)%	15	3%

Account value, end of period	$6,265	$6,590	$5,943	$(325)	(5)%	$647	11%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$2,078	$2,016	$1,756	$62	3%	$260	15%
Deposits	27	108	90	(81)	(75)%	18	20%
Surrenders, benefits and product charges	(343)	(275)	(229)	(68)	(25)%	(46)	(20)%

Net flows	(316)	(167)	(139)	(149)	(89)%	(28)	(20)%
Interest credited and investment performance	4	229	399	(225)	(98)%	(170)	(43)%

Account value, net of reinsurance, end of period	$1,766	$2,078	$2,016	$(312)	(15)%	$62	3%

Variable life insurance
Account value, beginning of period	$313	$298	$266	$15	5%	$32	12%
Deposits	11	12	13	(1)	(8)%	(1)	(8)%
Surrenders, benefits and product charges	(42)	(37)	(40)	(5)	(14)%	3	8%

Net flows	(31)	(25)	(27)	(6)	(24)%	2	7%
Interest credited and investment performance	2	40	59	(38)	(95)%	(19)	(32)%

Account value, end of period	$284	$313	$298	$(29)	(9)%	$15	5%

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

2011 compared to 2010

Income Distribution Series

Account value related to our income distribution series products decreased from 2010 mainly attributable to unfavorable equity market performance and surrenders outpacing deposits. Beginning in the first quarter of 2011, we no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional variable annuities

In our traditional variable annuities, the decrease in account value from 2010 was driven by unfavorable equity market performance and surrenders outpacing deposits. Beginning in the first quarter of 2011, we no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable life insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

2010 compared to 2009

Income Distribution Series

Account value related to our income distribution series products increased from 2009 attributable to market growth and positive net flows.

Traditional variable annuities

In our traditional variable annuities, the increase in account value from 2009 was principally as a result of market growth, partially offset by surrenders outpacing sales.

Variable life insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
GICs, FABNs and Funding Agreements
Account value, beginning of period	$3,717	$4,502	$8,104	$(785)	(17)%	$(3,602)	(44)%
Deposits	—	493	—	(493)	(100)%	493	NM (2)
Surrenders and benefits (1)	(1,199)	(1,452)	(3,792)	253	17%	2,340	62%

Net flows	(1,199)	(959)	(3,792)	(240)	(25)%	2,833	75%
Interest credited	106	163	205	(57)	(35)%	(42)	(20)%
Foreign currency translation	(1)	11	(15)	(12)	(109)%	26	173%

Account value, end of period	$2,623	$3,717	$4,502	$(1,094)	(29)%	$(785)	(17)%

(1)	We have included in surrenders the early retirement of institutional contracts at a discount to contract values.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2011 compared to 2010

Account value related to our institutional products decreased from 2010 mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities and lower average crediting rates. We had no new sales in 2011 as we explore the issuance of our institutional contracts on an opportunistic basis.

2010 compared to 2009

Account value related to our institutional products decreased from 2009 mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities. Deposits in 2010 related to our participation in the FHLB program. We explore the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenues:
Premiums	$—	$—	$1	$—	—%	$(1)	(100)%
Net investment income	32	38	9	(6)	(16)%	29	NM (1)
Net investment gains (losses)	(60)	(35)	(101)	(25)	(71)%	66	65%
Insurance and investment product fees and other	40	45	27	(5)	(11)%	18	67%

Total revenues	12	48	(64)	(36)	(75)%	112	175%

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	(1)	—	—%	1	(100)%
Acquisition and operating expenses, net of deferrals	50	72	67	(22)	(31)%	5	7%
Amortization of deferred acquisition costs and intangibles	12	13	14	(1)	(8)%	(1)	(7)%
Goodwill impairment	29	—	—	29	NM (1)	—	—%
Interest expense	331	293	245	38	13%	48	20%

Total benefits and expenses	422	378	325	44	12%	53	16%

Loss before income taxes	(410)	(330)	(389)	(80)	(24)%	59	15%
Benefit for income taxes	(133)	(230)	(138)	97	42%	(92)	(67)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(277)	(100)	(251)	(177)	(177)%	151	(60)%
Adjustments to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	38	22	67	16	73%	(45)	(67)%
Net tax benefit related to separation from our former parent	—	(106)	—	106	100%	(106)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(239)	$(184)	$(184)	$(55)	(30)%	$—	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2011 compared to 2010

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a higher net operating loss available to Genworth Financial, Inc.’s common stockholders in 2011 compared to 2010 primarily as a result of a goodwill impairment and higher interest expense, partially offset by lower operating expenses and net investment income.

Revenues

Lower investment income was primarily driven by the elimination of an affiliated preferred stock dividend in 2011.

Net investment losses increased largely as a result of net losses from the sale of investment securities related to portfolio repositioning compared to net gains in 2010 and an increase in impairments in 2011.

Insurance and investment product fees and other decreased mainly due to non-functional currency transactions attributable to changes in foreign exchange rates in 2011, partially offset by higher income related to our reverse mortgage business.

Benefits and expenses

Operating expenses decreased as a result of higher allocated expenses to the operating segments in 2011, partially offset by an increase in broker commissions on loans related to our reverse mortgage business.

The goodwill impairment related to our reverse mortgage business and was recorded in the fourth quarter of 2011.

Interest expense increased related to the debt issuances in June and November 2010 and March 2011, partially offset by the maturity of our ¥57.0 billion of senior notes in June 2011.

The income tax benefit decreased primarily related to the release of uncertain tax positions related to separation from our former parent company in 2010.

2010 compared to 2009

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The increase in the net operating loss available to Genworth Financial, Inc.’s common stockholders in 2010 was primarily attributable to higher investment income and other income and fees, partially offset by higher interest expense.

Revenues

Higher net investment income was largely related to the consolidation of certain securitization entities as of January 1, 2010.

Net investment losses decreased primarily related to lower impairments in 2010 and higher gains from the sale of investment securities related to portfolio repositioning, partially offset by higher derivative losses in 2010.

Insurance and investment product fees and other increased mainly due to non-functional currency transactions attributable to changes in foreign exchange rates in 2010, partially offset by a gain of $5 million related to the repurchase of senior notes in 2009 that did not recur.

Benefits and expenses

Operating expenses increased as a result of an increase in broker commissions on loans related to our reverse mortgage business, partially offset by higher allocated expenses to the operating segments in 2010.

Interest expense increased largely related to the consolidation of certain securitization entities as of January 1, 2010 and debt issued in the fourth quarter of 2009 and in 2010.

The income tax benefit increased primarily related to the release of uncertain tax positions related to separation from our former parent company in 2010.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable	5.0%	$2,697	5.0%	$2,619	5.2%	$2,458	—%	$78	(0.2)%	$161
Fixed maturity securities— non-taxable	4.0%	35	4.3%	59	4.7%	107	(0.3)%	(24)	(0.4)%	(48)
Commercial mortgage loans	5.7%	365	5.6%	391	5.5%	432	0.1%	(26)	0.1%	(41)
Restricted commercial mortgage loans related to securitization entities (1)	8.8%	40	7.4%	39	—%	—	1.4%	1	7.4%	39
Equity securities	5.4%	19	6.7%	14	7.0%	16	(1.3)%	5	(0.3)%	(2)
Other invested assets	12.1%	162	8.6%	104	(4.1)%	(82)	3.5%	58	12.7%	186
Restricted other invested assets related to securitization entities (1)	—%	—	0.5%	2	—%	—	(0.5)%	(2)	0.5%	2
Policy loans	7.9%	120	7.8%	112	8.4%	143	0.1%	8	(0.6)%	(31)
Cash, cash equivalents and short-term investments	1.0%	37	0.5%	21	0.6%	49	0.5%	16	(0.1)%	(28)

Gross investment income before expenses and fees	5.0%	3,475	4.9%	3,361	4.5%	3,123	0.1%	114	0.4%	238
Expenses and fees	(0.1)%	(95)	(0.1)%	(95)	(0.1)%	(90)	—%	—	—%	(5)

Net investment income	4.9%	$3,380	4.8%	$3,266	4.4%	$3,033	0.1%	$114	0.4%	$233

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in overall weighted-average investment yields in 2011 was primarily attributable to improved performance of limited partnerships and $14 million of higher bond calls and prepayments. Net investment income in 2011 included $28 million of gains related to limited partnerships accounted for under the equity method as compared to $13 million of losses in 2010.

The increase in overall weighted-average investment yields in 2010 was primarily attributable to the reinvestment of the high cash balances we were holding during 2009 and lower losses on limited partnerships. Net investment income in 2010 included $147 million of lower losses related to limited partnerships accounted for under the equity method as compared to 2009. Additionally, there was an increase in net investment income related to the consolidation of certain securitization entities as of January 1, 2010. These increases were partially offset by a decrease in investment income related to policy loans from a bankruptcy-related lapse in 2009.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Available-for-sale securities:
Realized gains	$210	$156	$255
Realized losses	(160)	(151)	(226)

Net realized gains (losses) on available-for-sale securities	50	5	29

Impairments:
Total other-than-temporary impairments	(118)	(122)	(1,499)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(14)	(86)	441

Net other-than-temporary impairments	(132)	(208)	(1,058)

Trading securities	27	19	22
Commercial mortgage loans	6	(29)	(28)
Net gains (losses) related to securitization entities (1)	(47)	(3)	—
Derivative instruments	(99)	50	21
Contingent purchase price valuation change	(25)	—	—
Other	—	23	(27)

Net investment gains (losses)	$(220)	$(143)	$(1,041)

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2011 compared to 2010

•

We recorded $132 million of net other-than-temporary impairments in 2011 as compared to $208 million in 2010. Of total impairments, $66 million and $152 million, respectively, related to structured securities, including $37 million and $92 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities in 2011 and 2010. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $56 million in 2011 compared to $30 million in 2010. In 2011 and 2010, we recorded $5 million and $10 million, respectively, of impairments related to commercial mortgage loans and $2 million and $10 million, respectively, of impairments related to limited partnership investments. In 2011, we also recorded $3 million of impairments related to real estate held-for-investment. In 2010, we recorded $6 million of impairments related to financial hybrid securities.

•

Net investment losses related to derivatives of $99 million in 2011 were primarily due to net losses associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders. These GMWB losses were primarily attributed to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses from the change in market value of our credit default swaps due to widening credit spreads. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business attributable to significant long-term interest rate declines. Net investment gains related to derivatives of $50 million in 2010 were primarily related to gains associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders, which included a reduction in the GMWB embedded derivative as a result of changes in the assumption used to incorporate non-performance risk into the discount rate used to value GMWB embedded derivatives. The net gains related to derivatives also included gains from our non-qualifying interest rate swaps due to decreases in long-term interest rates and gains from our credit default swaps due to narrowing credit spreads. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain international subsidiaries.

•

Net gains related to the sale of available-for-sale securities were $50 million in 2011 compared to $5 million in 2010. We recorded $44 million of higher net losses related to securitization entities during 2011 compared to 2010 primarily associated with derivatives. We recorded $6 million of gains related to commercial mortgage loans during 2011 attributable to a decrease in the allowance compared to $29 million of losses during 2010 from a lower of cost or market adjustment on loans held-for-sale and an increase in the allowance. We also recorded $8 million of higher gains related to trading securities during 2011 compared to 2010. We recorded a $25 million contingent purchase price valuation adjustment in 2011 related to the purchase of Altegris in 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2011 and 2010 was $1,884 million from the sale of 326 securities and $1,932 million from the sale of 338 securities, respectively, which was approximately 93% of book value in both years. The loss on sales of securities in 2011 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during 2011 included two U.S. corporate securities that were sold for a total loss of $11 million in the first quarter of 2011, one foreign corporate security that was sold for a total loss of $11 million in the second quarter of 2011, one U.S. corporate security that was sold for a total loss of $4 million in the third quarter of 2011 and one commercial mortgage obligation that was sold for a total loss of $10 million, one U.S. corporate security that was sold for a total loss of $10 million, one equity security that was sold for a total loss of $7 million and one foreign bond that was sold for a total loss of $4 million in the fourth quarter of 2011 related to portfolio repositioning activities. The securities sold at a loss during 2010 included one non-U.S. government security that was sold for a total loss of $7 million in the first quarter of 2010, one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2010 related to portfolio repositioning activities, one U.S. corporate security, one municipal bond and one collateralized mortgage obligation security that were sold for total losses of $6 million, $6 million and $5 million, respectively, in the third quarter of 2010 and one asset-backed security that was sold for a total loss of $9 million in the fourth quarter of 2010.

2010 compared to 2009

•

We recorded $208 million of net other-than-temporary impairments in 2010 as compared to $1,058 million in 2009. Of total impairments, $152 million and $578 million, respectively, related to structured securities, including $92 million and $414 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities in 2010 and 2009. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $30 million in 2010 compared to $90 million in 2009. We also recorded $6 million and $323 million of impairments related to financial hybrid securities primarily from banks in the United Kingdom, Ireland and the Netherlands during 2010 and 2009, respectively. We recorded $9 million of higher impairments related to limited partnership investments in 2010 compared to 2009. Additionally, we had $36 million of impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

•

Net investment gains related to derivatives of $50 million in 2010 were primarily related to gains associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders, which included a reduction in the GMWB embedded derivative as a result of changes in the assumption used to incorporate non-performance risk into the discount rate used to value GMWB embedded derivatives. The net gains related to derivatives also included gains from our non-qualifying interest rate swaps due to decreases in long-term interest rates and gains from our credit default swaps due to narrowing credit spreads. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain international subsidiaries. Net investment gains of $21 million related to derivatives in 2009 were primarily related to net gains associated with derivatives and embedded derivatives related to variable annuity products with GMWB riders. The GMWB gains were primarily due to the policyholder funds outperforming the benchmark indices used for hedging. Additionally, there were gains from the widening of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These gains were partially offset by losses attributable to increases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position as well as hedge ineffectiveness from our cash flow hedge programs related to our long-term care insurance business.

•

We also recorded $24 million of lower net gains related to available-for-sale securities in 2010 compared to 2009. We recorded $3 million of net losses related to securitization entities primarily associated with derivatives during 2010. There was also a net gain of $16 million from the recovery of a counterparty receivable in 2010. We also recorded $40 million of net investment losses related to the sale of limited partnerships in 2009.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2010 and 2009 was $1,932 million from the sale of 338 securities and $1,513 million from the sale of 328 securities, respectively, which was approximately 93% and 88%, respectively, of book value. The loss on sales of securities in 2010 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during 2010 included one non-U.S. government security that was sold for a total loss of $7 million in the first quarter of 2010, one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2010 related to portfolio repositioning activities, one U.S. corporate security, one municipal bond and one collateralized mortgage obligation security that were sold for total losses of $6 million, $6 million and $5 million, respectively, in the third quarter of 2010, and one asset-backed security that was sold for a total loss of $9 million in the fourth quarter of 2010. The securities sold at a loss in 2009 included one in the financial services sector that was sold for a total loss of $49 million due to portfolio repositioning.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2011		2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,420	59%	$42,526	59%
Private	12,875	17	12,657	18
Commercial mortgage loans	6,092	8	6,718	9
Other invested assets	4,819	6	3,854	5
Policy loans	1,549	2	1,471	2
Restricted commercial mortgage loans related to securitization entities (1)	411	1	507	1
Restricted other invested assets related to securitization entities (1)	377	1	372	1
Equity securities, available-for-sale	361	—	332	1
Cash and cash equivalents	4,488	6	3,132	4

Total cash, cash equivalents and invested assets	$76,392	100%	$71,569	100%

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2011, approximately 8% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,946	$918	$—	$(1)	$—	$4,863
Tax-exempt (1)	564	15	—	(76)	—	503
Government—non-U.S. (2)	2,017	196	—	(2)	—	2,211
U.S. corporate (2), (3)	23,024	2,542	18	(325)	(1)	25,258
Corporate—non-U.S. (2)	13,156	819	—	(218)	—	13,757
Residential mortgage-backed (4)	5,695	446	9	(252)	(203)	5,695
Commercial mortgage-backed	3,470	157	4	(179)	(52)	3,400
Other asset-backed (4)	2,686	18	—	(95)	(1)	2,608

Total fixed maturity securities	54,558	5,111	31	(1,148)	(257)	58,295
Equity securities	356	19	—	(14)	—	361

Total available-for-sale securities	$54,914	$5,130	$31	$(1,162)	$(257)	$58,656

(1)	Fair value included municipal bonds of $296 million related to special revenue bonds, $185 million related to general obligation bonds and $22 million related to other municipal bonds.
(2)	Fair value included $689 million of European periphery exposure.
(3)	Fair value included municipal bonds of $881 million related to special revenue bonds and $416 million related to general obligation bonds.
(4)	Fair value included $362 million collateralized by sub-prime residential mortgage loans and $261 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2010, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,568	$145	$—	$(8)	$—	$3,705
Tax-exempt (1)	1,124	19	—	(113)	—	1,030
Government—non-U.S. (2)	2,257	118	—	(6)	—	2,369
U.S. corporate (2), (3)	23,282	1,123	10	(448)	—	23,967
Corporate—non-U.S. (2)	13,180	485	—	(167)	—	13,498
Residential mortgage-backed (4)	4,821	116	18	(304)	(196)	4,455
Commercial mortgage-backed	3,936	132	6	(286)	(45)	3,743
Other asset-backed (4)	2,494	18	—	(94)	(2)	2,416

Total fixed maturity securities	54,662	2,156	34	(1,426)	(243)	55,183
Equity securities	323	13	—	(4)	—	332

Total available-for-sale securities	$54,985	$2,169	$34	$(1,430)	$(243)	$55,515

(1)	Fair value included municipal bonds of $666 million related to special revenue bonds, $309 million related to general obligation bonds and $55 million related to other municipal bonds.
(2)	Fair value included $1,169 million of European periphery exposure.
(3)	Fair value included municipal bonds of $682 million related to special revenue bonds and $394 million related to general obligation bonds.
(4)	Fair value included $457 million collateralized by sub-prime residential mortgage loans and $376 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities increased $3.1 billion primarily due to the decline in interest rates.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $81 million and $128 million as of December 31, 2011 and 2010, respectively.

Our exposure in peripheral European countries consist of fixed maturity securities and trading bonds in Greece, Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. The following table sets forth the fair value of our exposure to these peripheral European countries as of December 31:

	Sovereign Debt		Non-Financial		Financial—Hybrids		Financial—Non-Hybrids		Total
(Amounts in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Spain	$13	$36	$147	$232	$24	$47	$89	$130	$273	$445
Ireland	3	5	194	325	—	1	23	1	220	332
Italy	2	13	165	287	—	8	11	23	178	331
Portugal	—	—	25	40	—	—	—	—	25	40
Greece	—	—	1	13	—	—	2	8	3	21

Total	$18	$54	$532	$897	$24	$56	$125	$162	$699	$1,169

During the fourth quarter of 2011, financial markets were characterized by significant volatility due to increased uncertainty regarding both the U.S. and European economies and concerns over the spread of economic and financial system risk from peripheral European countries to the larger European countries and the impact on the European banking sector of a possible default on Greek debt. During 2011, we reduced our exposure to the peripheral European countries by $470 million to $699 million with unrealized losses of $66 million. Our exposure as of December 31, 2011 is diversified with direct exposure to local economies of $270 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $136 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $293 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,805	792	49%	$19	2
2005	1,366	302	63%	3	1
2006	1,208	268	71%	—	—
2007	1,099	180	75%	—	—
2008	267	56	75%	—	—
2009	—	—	—%	—	—
2010	101	17	63%	—	—
2011	294	55	65%	—	—

Total	$6,140	1,670	63%	$22	3

(1)	Represents weighted-average loan-to-value as of December 31, 2011.

	2010
(Dollar amounts in millions)	Total recorded investment (1)	Number of loans	Loan-to-value (2)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$2,167	908	51%	$21	6
2005	1,457	312	65%	—	—
2006	1,417	283	73%	9	1
2007	1,347	193	79%	9	2
2008	280	58	77%	11	2
2009	—	—	—%	—	—
2010	104	17	58%	—	—

Total	$6,772	1,771	65%	$50	11

(1)	Re-presented to include $4 million of net premium/discount on our commercial mortgage loans.
(2)	Represents weighted-average loan-to-value as of December 31, 2010.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2011	2010
Allowance for credit losses:
Beginning balance	$59	$48
Charge-offs (1)	(5)	(23)
Recoveries	—	—
Provision	(3)	34

Ending balance	$51	$59

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$51	$59

Recorded investment:
Ending balance	$6,140	$6,772

Ending balance of individually impaired loans	$10	$30

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,130	$6,742

(1)	Charge-offs in 2010 included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

The charge-offs during 2011 were related to individually impaired commercial mortgage loans.

The increase in the provision during 2010 was related to a change in reserving assumptions to reflect the current market environment, partially offset by charge-offs related to individually impaired commercial mortgage loans.

The following table presents the activity in the allowance for losses as of or for the year ended December 31:

(Amounts in millions)	2009
Beginning balance	$23
Provision	25
Release	—

Ending balance	$48

Restricted commercial mortgage loans related to securitization entities

See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2011		2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,485	31%	$1,047	27%
Derivatives counterparty collateral	1,023	21	794	21
Trading securities	788	16	677	18
Short-term investments	657	14	139	3
Securities lending collateral	406	9	772	20
Limited partnerships	344	7	340	9
Other investments	116	2	85	2

Total other invested assets	$4,819	100%	$3,854	100%

Our investments in derivatives and derivative counterparty collateral increased primarily as a result of a decrease in interest rates, partially offset by the maturity of the swap arrangements associated with the maturity of ¥57.0 billion of senior notes in June 2011 and significant terminations of interest rate swaps in an asset position. Short-term investments and trading securities increased primarily related to purchases exceeding sales and maturities. Securities lending collateral decreased primarily due to no longer recording the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	December 31, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$11,781	$(11,737)	$12,399
Forward bond purchase commitments	Notional	—	504	—	504
Inflation indexed swaps	Notional	525	19	—	544
Foreign currency swaps	Notional	491	—	(491)	—

Total cash flow hedges		13,371	12,304	(12,228)	13,447

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(725)	1,039
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(725)	1,124

Total derivatives designated as hedges		15,220	12,304	(12,953)	14,571

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	1,433	(1,914)	7,200
Equity return swaps	Notional	208	363	(245)	326
Interest rate swaps related to securitization entities (1)	Notional	129	—	(12)	117
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(200)	1,110
Credit default swaps related to securitization entities (1)	Notional	317	—	(3)	314
Equity index options	Notional	744	614	(836)	522
Financial futures	Notional	3,937	6,393	(7,406)	2,924
Other foreign currency contracts	Notional	521	868	(610)	779
Reinsurance embedded derivatives	Notional	72	317	(161)	228

Total derivatives not designated as hedges		15,004	10,103	(11,587)	13,520

Total derivatives		$30,224	$22,407	$(24,540)	$28,091

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2010	Additions	Maturities/ terminations	December 31, 2011
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	49,566	701	(2,551)	47,716

The decrease in the notional value of derivatives was primarily attributable to a $1.9 billion notional decrease in interest rate swaps and financial futures used to hedge liabilities related to our institutional products and a $1.0 billion notional decrease from maturing cross currency swaps and options related to the maturity of ¥57.0 billion of senior notes in June 2011. These decreases were partially offset by a $0.6 billion notional increase in derivatives used to hedge foreign currency and equity market risk.

Consolidated Balance Sheets

Total assets. Total assets increased $1.9 billion from $112.4 billion as of December 31, 2010 to $114.3 billion as of December 31, 2011.

•

Cash, cash equivalents and invested assets increased $4.8 billion primarily from an increase of $3.5 billion in invested assets and an increase of $1.3 billion in cash and cash equivalents. Our fixed maturity securities portfolio increased $3.1 billion resulting primarily from the decline in interest rates. Other invested assets increased $1.0 billion primarily driven by an increase in derivatives, derivatives counterparty collateral, short-term investments and trading securities. These increases were offset by a decrease in securities lending as a result of no longer recording the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets. Commercial mortgage loans also decreased $0.6 billion as collections exceeded originations during 2011.

•	Deferred tax asset decreased $1.1 billion as a result of an increase in unrealized investment gains in 2011.

•

Separate account assets decreased $1.5 billion primarily as a result of death and surrender benefits outpacing deposits largely from the discontinuance of new sales of variable annuities, as well as unfavorable market performance in 2011.

Total liabilities. Total liabilities decreased $0.8 billion from $97.4 billion as of December 31, 2010 to $96.6 billion as of December 31, 2011.

•

Our policyholder-related liabilities increased $1.0 billion. Our long-term care insurance business increased from growth of our in-force block and higher claims. Our U.S. mortgage insurance business increased from a reserve strengthening in 2011 which was partially offset by higher paid claims. These increases were partially offset by a decrease in our fixed annuity products from benefit payments and scheduled maturities of our fixed annuity and institutional products.

•

Other liabilities increased $0.2 billion primarily as a result of an increase in derivatives and derivatives counterparty collateral from the long-term interest rate environment. These increases were partially offset by a decrease in securities lending as a result of no longer recording the offsetting liability to the non-cash collateral asset related to the securities lending program in Canada during the second quarter of 2011 as a result of not having any rights to sell or re-pledge the collateral assets and a decrease in our repurchase program.

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

•	Non-recourse funding obligations decreased $0.2 billion principally from repurchases during 2011.

•

Separate account liabilities decreased $1.5 billion primarily as a result of death and surrender benefits outpacing deposits largely from the discontinuance of new sales of variable annuities, as well as unfavorable market performance in 2011.

Total stockholders’ equity. Total stockholders’ equity increased $2.7 billion from $15.0 billion as of December 31, 2010 to $17.7 billion as of December 31, 2011.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $122 million for the year ended December 31, 2011.

•	Accumulated other comprehensive income increased $2.5 billion predominately attributable to higher unrealized net investment gains and derivatives activity during 2011.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Net cash from operating activities	$3,125	$1,336	$1,931
Net cash from investing activities	(59)	(1,815)	820
Net cash from financing activities	(1,641)	(1,512)	(5,309)

Net increase (decrease) in cash before foreign exchange effect	$1,425	$(1,991)	$(2,558)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash inflows from operating activities in 2011 compared to 2010 was primarily as a result of increased derivatives activity in 2011 and lower tax settlements.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had lower cash outflows from investing activities in 2011 compared to 2010 primarily from higher maturities and sales of fixed maturity securities and lower purchases in 2011. The outflows in 2011 included cash outflows related to other invested assets compared to cash inflows in 2010. These decreases were partially offset by net cash proceeds received from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had higher net cash outflows from financing activities in 2011 primarily related to repurchases of non-recourse funding obligations in 2011. A decrease in proceeds from debt issuances was largely offset by lower redemptions of our investment contracts from scheduled maturities and surrenders on these contracts.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our securities lending program.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our repurchase program.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Our principal sources of cash include proceeds from the issuance of debt and equity securities, including borrowings pursuant to our credit facilities, dividends from our subsidiaries, payments to us under our tax sharing arrangements with our subsidiaries and sales of assets.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common stock (to the extent declared by our Board of Directors), amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of stock, and, potentially, acquisitions. In November 2008, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. In addition, in November 2008, our Board of Directors decided to suspend repurchases of our common stock under our stock repurchase program indefinitely. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2011, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.3 billion to us in 2012 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2012 at this level as they retain capital for growth and to meet capital requirements.

During the years ended December 31, 2011, 2010 and 2009, we received cash dividends from our subsidiaries of $478 million, $342 million and $904 million, respectively. The majority of dividends were received from our international subsidiaries. Our domestic insurance subsidiaries paid dividends of $12 million (none of which were deemed “extraordinary”), $47 million ($20 million of which were deemed “extraordinary”) and $50 million ($24 million of which were deemed “extraordinary”), respectively, during the years ended December 31, 2011, 2010 and 2009.

We provided capital support to some of our insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling up to $849 million as of December 31, 2011. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•	A capital support agreement of up to $365 million with our insurance subsidiary domiciled in Bermuda relating to an intercompany reinsurance agreement;

•	A capital support agreement of up to $260 million with one of our insurance subsidiaries to fund claims to support our international mortgage insurance business in Mexico; and

•	A capital support agreement of up to $200 million with our insurance subsidiary domiciled in Bermuda relating to an excess of loss intercompany reinsurance agreement.

In addition to capital support, we also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $65 million as of December 31, 2011. We also provide an unlimited guarantee to policyholders for the solvency of our mortgage insurance subsidiary located in the United Kingdom. However, based on risk in-force as of December 31, 2011, we believe our mortgage insurance subsidiary located in the United Kingdom has sufficient reserves and capital to cover its policyholder obligations.

In connection with our IPO, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE. The balance of this obligation was $310 million as of December 31, 2011.

The following table sets forth our parent company only condensed cash flows for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Net cash from operating activities	$147	$81	$855
Net cash from investing activities	148	(444)	(101)
Net cash from financing activities	(201)	(213)	(299)

Net increase (decrease) in cash before foreign exchange effect	$94	$(576)	$455

Cash flows from operating activities are primarily affected by the dividends from our subsidiaries and the timing of investment income and expenses paid. The increase in cash from operating activities was primarily attributable to higher dividends received from our subsidiaries and a lower decrease related to derivatives activity in 2011.

Cash flows from investing activities are principally affected by the capital contributions paid to subsidiaries and investment activity. During 2011, we made $15 million of capital contributions to our subsidiaries as compared to $203 million in 2010. During 2011, we also sold approximately $200 million of securities.

Cash flows from financing activities are affected by payments and proceeds from our borrowings. During the second quarter of 2011, we repaid ¥57.0 billion of senior notes that matured in June 2011, plus accrued and unpaid interest. In addition, the arrangements to swap our obligations under these notes to a U.S. dollar obligation matured. These swaps had a notional principal amount of $491 million with interest at a rate of 4.84% per year. Upon maturity of these swaps, we received $212 million from the derivative counterparty resulting in a net repayment of $491 million of principal related to these notes. On June 1, 2011, we redeemed all the remaining outstanding shares of our Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million. In the first quarter of 2011, we issued senior notes that mature in September 2021 for net proceeds of $397 million.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2011, our total cash, cash equivalents and invested assets were $76.4 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 28% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2011.

All of our life insurance subsidiaries have RBC ratios that exceed the minimum levels required by applicable insurance regulations.

As of December 31, 2011, GEMICO, our primary U.S. mortgage insurance subsidiary, exceeded the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI. As of December 31, 2011, GEMICO’s risk-to-capital ratio was approximately 32.9:1. However, effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business, although two such waivers are no longer effective as of December 31, 2011 due to the imposition of alternative risk-to-capital limitations contained in these two waivers as they were granted to GEMICO. Consequently, GEMICO was authorized to write new business in 44 states as of December 31, 2011.

In August 2010, Genworth Canada repurchased 12.3 million common shares for CAD$325 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$187 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada.

In June 2011, Genworth Canada repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$90 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada in June 2011.

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of common shares of Genworth Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies.

As of December 31, 2011, we had approximately $171 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

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

As of December 31, 2011, we had no borrowings under these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. Therefore, we have an unused credit capacity under our revolving credit facilities of $1.6 billion as of December 31, 2011. These two facilities contain minimum consolidated net worth requirements. Consolidated net worth, as defined in these agreements, means all amounts that would be included on a consolidated balance sheet of the borrower and its subsidiaries under stockholders’ equity, excluding accumulated other comprehensive income (loss). As we approach the expiration dates for our credit facilities, we are evaluating, and will continue to evaluate, our options to extend, replace or refinance a portion of our credit facilities. There can be no assurance that we will be able to extend, replace or refinance these facilities on terms (or at targeted amounts) acceptable to us.

In June 2011, our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$140 million of subordinated floating rate notes due 2021 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction for general corporate purposes.

During the second quarter of 2011, we repaid ¥57.0 billion of senior notes that matured in June 2011, plus accrued and unpaid interest. In addition, the arrangements to swap our obligations under these notes to a U.S. dollar obligation matured. These swaps had a notional principal amount of $491 million with interest at a rate of 4.84% per year. Upon maturity of these swaps, we received $212 million from the derivative counterparty resulting in a net repayment of $491 million of principal related to these notes.

In March 2011, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.625% per year payable semi-annually, and maturing in September 2021 (“September 2021 Notes”). The September 2021 Notes are our direct, unsecured obligations and will rank equally in the right of payment with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the September 2021 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $397 million from the issuance of the September 2021 Notes were used for general corporate purposes.

During 2011, we acquired $175 million of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $48 million. On January 24, 2012, as part of a life block transaction, we repurchased $475 million of our non-recourse funding obligations. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer. The combined transactions will result in a U.S. GAAP after-tax loss of approximately $40 million that will be recorded in the first quarter of 2012.

On June 1, 2011, we redeemed all the remaining outstanding shares of our Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

In December 2010, our majority-owned subsidiary, Genworth Canada, issued CAD$150 million of 4.59% senior notes due 2015. The net proceeds of the offering were used to fund transactions among Genworth Canada and its wholly-owned Canadian subsidiaries. Genworth Canada used the proceeds it received from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders.

In November 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.200% per year payable semi-annually, and maturing in February 2021 (“February 2021 Notes”). The February 2021 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the February 2021 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $396 million from the issuance of the February 2021 Notes, together with cash on hand, were used to repay in full the outstanding borrowings under our two five-year revolving credit facilities.

During August 2010, we repurchased 120,000 shares of our Series A Preferred Stock for $6 million. As of December 31, 2010, approximately 1.2 million shares of our Series A Preferred Stock were outstanding.

In June 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.700% per year payable semi-annually, and maturing in June 2020 (“2020 Notes”). The 2020 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the 2020 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $397 million from the issuance of the 2020 Notes were used to repay $100 million of outstanding borrowings under each of our five-year revolving credit facilities and the remainder of the proceeds were used for general corporate purposes.

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

Contractual obligations and commercial commitments

We have obligations to third parties that we entered into in the ordinary course of our operations. These obligations, as of December 31, 2011, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2012	2013-2014	2015-2016	2017 and thereafter
Borrowings and interest (1)	$11,410	$228	$687	$1,027	$9,468
Operating lease obligations	114	31	45	14	24
Other purchase liabilities (2)	117	55	40	22	—
Securities lending and repurchase obligations (3)	1,988	1,843	145	—	—
Commercial mortgage loan commitments (4)	9	9	—	—	—
Limited partnership commitments (4)	78	59	12	6	1
Insurance liabilities (5)	81,955	5,280	5,968	4,245	66,462
Tax matters agreement (6)	388	48	90	86	164
Unrecognized tax benefits (7)	235	62	160	13	—

Total contractual obligations	$96,294	$7,615	$7,147	$5,413	$76,119

(1)	Includes payments of principal and interest on our long-term borrowings and non-recourse funding obligations, as described in note 13 to our consolidated financial statements under “Item 8—Financial

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
(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2012.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans and interests in limited partnerships.
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

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2011 and 2010 were $644 million and $739 million, respectively, including $487 million and $575 million, respectively, of securitized assets required to be consolidated.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2011, 2010 and 2009. However, we recorded a $36 million impairment related to a retained interest in securitized assets in 2009. Based on revised assumptions regarding cash flows from the assets underlying this securitization transaction, we concluded the value of our retained interest was zero and recognized the full impairment.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support for certain securitization entities was provided under credit support agreements that remain in place throughout the life of the related entities. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. As of December 31, 2011 and 2010, we provided limited recourse for a maximum of $40 million of credit losses related to one of our commercial mortgage loan entities that was required to be consolidated with total assets of $91 million and $115 million, respectively, as of December 31, 2011 and 2010. There were no amounts recorded for these limited recourse liabilities as of December 31, 2011 and 2010. We did not provide limited recourse to any additional securitization entities.

See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to securitization entities.

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. mortgage insurance business, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. As a result, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. However, as a result of the downturn in the U.S. housing market that began in 2008, delinquencies have remained elevated in the first and second quarters in recent years. As the U.S. housing market is beginning to show signs of stabilization, delinquencies have been trending downward; however, we may continue to see higher than usual delinquencies until the housing market returns to a more normal development pattern. See “—Business trends and conditions” for additional information related to our U.S. mortgage insurance business.

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

Credit markets continued to show signs of improvement across most asset classes during 2011. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In 2011, the currencies in Canada and Europe weakened against the U.S. dollar as compared to the prior year, while in Australia, the currency remained relatively flat with prior year. This has generally resulted in lower levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

While we enter into derivatives to mitigate certain market risks, our agreements with derivative counterparties typically require that we provide collateral when our net derivative liability position with a particular counterparty reaches a certain level. As a result, we may be required to post collateral due to fluctuations in the fair value of our derivatives and may result in us holding more high quality securities to ensure we have sufficient collateral to post derivative counterparties in the event of adverse changes in fair value of our derivative instruments. In the event we do not have sufficient high quality securities to provide as collateral, we may need to sell certain other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income.

Interest Rate Risk

We enter into market-sensitive instruments primarily for purposes other than trading. Our life insurance, long-term care insurance and deferred annuity products have significant interest rate risk and are predominantly associated with our U.S. life insurance subsidiaries. Our international mortgage insurance business and immediate annuity products have moderate interest rate risk, while our wealth management, lifestyle protection insurance and U.S. mortgage insurance businesses have relatively low interest rate risk.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or credit spreads will reduce our margin or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates can impact the profitability of these products.

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our life and long-term care insurance products as well as our guaranteed benefits on variable annuities also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life and long-term care insurance products and may increase hedging costs on our in-force block of variable annuity products. A prolonged low interest rate environment may negatively impact the sufficiency of our margins on our DAC and PVFP, which could result in an impairment of these assets. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

The significant interest rate risk that is present in our life insurance, long-term care insurance and deferred annuity products is a result of longer duration liabilities where a significant portion of cash flows to pay benefits comes from investment returns. Additionally, certain of these products have implicit and explicit rate guarantees or optionality that is significantly impacted by changes in interest rates. We seek to minimize interest rate risk by purchasing assets to better align the duration of our assets with the duration of the liability or utilizing derivatives to mitigate interest rate risk for product lines where asset durations are not sufficient to align with the related liability. Additionally, we also minimize certain of these risks through product design features.

The carrying value of our investment portfolio as of December 31, 2011 and 2010 was $71.9 billion and $68.4 billion, respectively, of which 81% in each year was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by closely matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties.

The primary market risk for our long-term borrowings is interest rate risk at the time of maturity or early redemption, when we may be required to refinance these obligations. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. While we are exposed to interest rate risk from certain variable rate long-term borrowings and non-recourse funding obligations, in certain instances we invest in variable rate assets to back those obligations to mitigate the interest rate risk from the variable interest payments.

We use derivative instruments, such as interest rate swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain interest rate risk by:

•	reducing the risk between the timing of the receipt of cash and its investment in the market;

•	extending or shortening the asset duration to better align with the duration of the liabilities; and

•	protecting against the early termination of an asset or liability.

As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivatives activities.

Equity Market Risk

Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and certain equity linked products. Certain variable annuity products have living benefit guarantees that expose us to equity market risk if the performance of the underlying mutual funds in the separate account products experience downturns and volatility for an extended period of time potentially resulting in more payments from general account assets than from contractholder separate account investments. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover DAC on these products and could lead to additional write-offs of DAC, as well as increased hedging costs.

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

We use derivative instruments, such as financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate equity risk by reducing our exposure to fluctuations in equity market indices that underlie some of our products.

Foreign Currency Risk

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S.-denominated securities. As of December 31, 2011 and 2010, approximately 25% and 22%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our consolidated financial statements. We currently do not hedge this exposure. For the years ended December 31, 2011, 2010 and 2009, 139%, 152% and 160%, respectively, of our income, excluding net investment gains (losses), was generated by our international operations. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

We use derivative instruments, such as foreign currency swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain foreign currency risks by:

•	matching the currency of invested assets with the liabilities they support;

•	converting certain non-functional currency investments into functional currency; and

•	hedging certain near-term foreign currency dividends or cash flows expected from international subsidiaries.

Sensitivity Analysis

Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments.

The following discussion about the potential effects of changes in interest rates, foreign currency exchange rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate, foreign currency exchange rate and equity market price shifts on our financial condition and results of operations. Although we believe shock-tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock-tests for changes in interest rates, foreign currency exchange rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. For the purpose of this sensitivity analysis, we excluded the potential impacts on our insurance liabilities that are not considered financial instruments, with the exception of those insurance liabilities that have embedded derivatives that are required to be bifurcated in accordance with U.S. GAAP. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, foreign currency exchange rates and equity market prices.

Interest Rate Risk

One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Note that all impacts noted below exclude any effects of deferred taxes, DAC and PVFP unless otherwise noted.

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $3.7 billion based on our securities positions as of December 31, 2011, as compared to an estimated decrease of $3.2 billion under this model as of December 31, 2010. The increase in the impact of the parallel shift in the yield curve in 2011 was due to the increase in duration of fixed maturity securities to better align with the liabilities being backed by these investments. Additionally, the results of this parallel shift in the yield curve would cause the fair value of our commercial mortgage loans to decrease by approximately $256 million based on our commercial mortgage loans as of December 31, 2011, which is consistent with the prior year.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $921 million based on our derivatives portfolio as of December 31, 2011, as compared to an estimated decline of $758 million under this model as of December 31, 2010. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of approximately $248 million and would require us to post cash margin related to our futures contracts of $131 million based on our derivatives portfolio as of December 31, 2011. Of the $921 million estimated decrease in fair value on our derivatives portfolio as of December 31, 2011, $128 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2011. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $137 million based on our GMWB embedded derivative liabilities as of December 31, 2011, as compared to an estimated decline of $86 million under this model as of December 31, 2010.

The impact on our insurance liabilities, as they are not considered financial instruments, is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity, of our variable rate debt were as follows as of December 31, 2011:

(Amounts in millions)	Principal amount	Weighted-average interest rate	Fair value (2)
Maturity (1):
Non-recourse funding obligations:
River Lake Insurance Company IV, 2028	$508	0.58%	$337
River Lake Insurance Company, 2033	1,070	1.48%	706
River Lake Insurance Company II, 2035	712	1.04%	470
River Lake Insurance Company III, 2036	651	1.66%	470
Rivermont Insurance Company I, 2050	315	2.29%	177

Total non-recourse funding obligations	3,256	1.41%	2,160
Floating rate junior notes, 2021 (3)	143	9.23%	139

Total floating rate debt	$3,399		$2,299

(1)	There are no maturities over the next five years.
(2)

The valuation methodology used is based on the then-current coupon, revalued based on the LIBOR rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

(3)

Subordinated floating rate notes issued in June 2011 by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%.

The weighted-average interest rate on our non-recourse funding obligations as of December 31, 2010 was 1.44% based on $3,437 million of non-recourse funding obligations as of December 31, 2010.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2011, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would decrease our pre-tax results by approximately $65 million for the year ended December 31, 2011, as compared to an estimated decrease of $71 million under this model for the year ended December 31, 2010.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $31 million as of December 31, 2011, as compared to an estimated decrease of $79 million under this model for the year ended December 31, 2010. The change in fair value of derivatives may not result in a direct impact to our income as a result of certain derivatives that may be designated as qualifying hedge relationships.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $31 million based on our equity positions as of December 31, 2011, as compared to an estimated decline of $22 million under this model for the year ended December 31, 2010.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $95 million based on our equity market derivatives as of December 31, 2011, as compared to an estimated increase of $79 million under this model as of December 31, 2011. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an increase in fair value of $90 million based on our GMWB embedded derivative liabilities as of December 31, 2011, as compared to an estimated increase of $67 million under this model as of December 31, 2010.

Derivative Counterparty Credit Risk

For all derivative instruments except for derivatives associated with our consolidated securitization entities, a counterparty (or its guarantor, as applicable) may not have a long-term unsecured debt rating below “A-/A3” as rated by S&P and Moody’s, respectively, at the date of execution of the derivative instrument. The same requirement applies where a Credit Support Annex (“CSA”) to an International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreement has been obtained such that the counterparty is obligated to provide collateral. In the case of a split or single rating, the lowest or the single rating will apply.

In the case of foreign exchange transactions with a tenor of exposure of less than one year, a counterparty must have short-term credit rating of “A-1/P-1” or its equivalent. In the case of a split or single rating, the lowest or the single rating will apply.

All counterparty exposure is measured on a net mark-to-market basis where the valuation of a derivative is adjusted to reflect current market values. This is achieved by estimating the net present value of derivatives positions contracted and outstanding with each counterparty and calculating the gross loss (excluding recoveries) that would be sustained in the event of a counterparty bankruptcy (taking into account netting and pledged collateral under the applicable ISDA Master Agreement and CSA). Investment exposure limits to counterparties shall take into account all exposures (through derivatives, bond investments, repurchase transactions or otherwise).

We may also engage in derivatives transactions traded on regulated exchanges or clearinghouses where the exchanges or clearinghouse ensure the performance of the contracts.

Item 8.	Financial Statements and Supplementary Data

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for embedded credit derivatives and variable interest entities in 2010 and for other-than-temporary impairments in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Richmond, Virginia
February 27, 2012

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2011	2010	2009
Revenues:
Premiums	$5,705	$5,854	$6,019
Net investment income	3,380	3,266	3,033
Net investment gains (losses)	(220)	(143)	(1,041)
Insurance and investment product fees and other	1,479	1,112	1,058

Total revenues	10,344	10,089	9,069

Benefits and expenses:
Benefits and other changes in policy reserves	5,926	5,994	5,818
Interest credited	794	841	984
Acquisition and operating expenses, net of deferrals	2,032	1,965	1,884
Amortization of deferred acquisition costs and intangibles	743	756	782
Goodwill impairment	29	—	—
Interest expense	506	457	393

Total benefits and expenses	10,030	10,013	9,861

Income (loss) before income taxes	314	76	(792)
Provision (benefit) for income taxes	53	(209)	(393)

Net income (loss)	261	285	(399)
Less: net income attributable to noncontrolling interests	139	143	61

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$142	$(460)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.25	$0.29	$(1.02)

Diluted	$0.25	$0.29	$(1.02)

Weighted-average common shares outstanding:
Basic	490.6	489.3	451.1

Diluted	493.5	493.9	451.1

Supplemental disclosures:
Total other-than-temporary impairments	$(118)	$(122)	$(1,499)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(14)	(86)	441

Net other-than-temporary impairments	(132)	(208)	(1,058)
Other investments gains (losses)	(88)	65	17

Total net investment gains (losses)	$(220)	$(143)	$(1,041)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	December 31,
	2011	2010
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$58,295	$55,183
Equity securities available-for-sale, at fair value	361	332
Commercial mortgage loans	6,092	6,718
Restricted commercial mortgage loans related to securitization entities	411	507
Policy loans	1,549	1,471
Other invested assets	4,819	3,854
Restricted other invested assets related to securitization entities ($376 and $370 at fair value)	377	372

Total investments	71,904	68,437
Cash and cash equivalents	4,488	3,132
Accrued investment income	691	733
Deferred acquisition costs	7,327	7,256
Intangible assets	577	741
Goodwill	1,253	1,329
Reinsurance recoverable	16,982	17,191
Other assets	958	810
Deferred tax asset	—	1,100
Separate account assets	10,122	11,666

Total assets	$114,302	$112,395

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$31,971	$30,717
Policyholder account balances	26,345	26,978
Liability for policy and contract claims	7,620	6,933
Unearned premiums	4,257	4,541
Other liabilities ($210 and $150 other liabilities related to securitization entities)	6,308	6,085
Borrowings related to securitization entities ($48 and $51 at fair value)	396	494
Non-recourse funding obligations	3,256	3,437
Long-term borrowings	4,726	4,952
Deferred tax liability	1,636	1,621
Separate account liabilities	10,122	11,666

Total liabilities	96,637	97,424

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 579 million and 578 million shares issued as of December 31, 2011 and 2010, respectively; 491 million and 490 million shares outstanding as of December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	12,124	12,095

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,586	21
Net unrealized gains (losses) on other-than-temporarily impaired securities	(132)	(121)

Net unrealized investment gains (losses)	1,454	(100)

Derivatives qualifying as hedges	2,009	924
Foreign currency translation and other adjustments	558	668

Total accumulated other comprehensive income (loss)	4,021	1,492
Retained earnings	3,095	2,973
Treasury stock, at cost (88 million shares as of December 31, 2011 and 2010)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,541	13,861
Noncontrolling interests	1,124	1,110

Total stockholders’ equity	17,665	14,971

Total liabilities and stockholders’ equity	$114,302	$112,395

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2010	$1	$12,095	$1,492	$2,973	$(2,700)	$13,861	$1,110	$14,971

Repurchase of subsidiary shares	—	—	—	—	—	—	(71)	(71)
Comprehensive income (loss):
Net income	—	—	—	122	—	122	139	261
Net unrealized gains (losses) on securities not other- than-temporarily impaired	—	—	1,565	—	—	1,565	39	1,604
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(11)	—	—	(11)	—	(11)
Derivatives qualifying as hedges	—	—	1,085	—	—	1,085	—	1,085
Foreign currency translation and other adjustments	—	—	(110)	—	—	(110)	(26)	(136)

Total comprehensive income (loss)								2,803
Dividends to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Stock-based compensation expense and exercises and other	—	29	—	—	—	29	—	29

Balances as of December 31, 2011	$1	$12,124	$4,021	$3,095	$(2,700)	$16,541	$1,124	$17,665

Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	260	(275)	—	(15)	—	(15)
Repurchase of subsidiary shares	—	—	—	—	—	—	(131)	(131)
Comprehensive income (loss):
Net income	—	—	—	142	—	142	143	285
Net unrealized gains (losses) on securities not other- than-temporarily impaired	—	—	912	—	—	912	11	923
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	126	—	—	126	—	126
Derivatives qualifying as hedges	—	—	122	—	—	122	—	122
Foreign currency translation and other adjustments	—	—	236	—	—	236	56	292

Total comprehensive income (loss)								1,748
Dividends to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense and exercises and other	—	38	—	—	—	38	—	38
Other capital transactions	—	23	—	1	—	24	—	24

Balances as of December 31, 2010	$1	$12,095	$1,492	$2,973	$(2,700)	$13,861	$1,110	$14,971

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2008	$1	$11,477	$(3,062)	$3,210	$(2,700)	$8,926	$—	$8,926

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	(349)	355	—	6	—	6
Initial sale of subsidiary shares to noncontrolling interests	—	(85)	(60)	—	—	(145)	828	683
Additional sale of subsidiary shares to noncontrolling interests	—	(3)	(12)	—	—	(15)	99	84
Issuance of common stock	—	622	—	—	—	622	—	622
Comprehensive income (loss):
Net income (loss)	—	—	—	(460)	—	(460)	61	(399)
Net unrealized gains (losses) on securities not other- than-temporarily impaired	—	—	2,997	—	—	2,997	17	3,014
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	14	—	—	14	—	14
Derivatives qualifying as hedges	—	—	(359)	—	—	(359)	—	(359)
Foreign currency translation and other adjustments	—	—	667	—	—	667	79	746

Total comprehensive income (loss)								3,016
Dividends to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Stock-based compensation expense and exercises and other	—	23	—	—	—	23	—	23

Balances as of December 31, 2009	$1	$12,034	$(164)	$3,105	$(2,700)	$12,276	$1,074	$13,350

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$261	$285	$(399)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(77)	(55)	84
Net investment losses (gains)	220	143	1,041
Charges assessed to policyholders	(690)	(506)	(442)
Acquisition costs deferred	(899)	(839)	(707)
Amortization of deferred acquisition costs and intangibles	743	756	782
Goodwill impairment	29	—	—
Deferred income taxes	(309)	(294)	(476)
Gain on sale of subsidiary	(20)	—	(4)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	1,451	(100)	(59)
Stock-based compensation expense	31	44	26
Change in certain assets and liabilities:
Accrued investment income and other assets	(140)	(33)	(90)
Insurance reserves	2,492	2,406	2,763
Current tax liabilities	131	(173)	(119)
Other liabilities and other policy-related balances	(98)	(298)	(469)

Net cash from operating activities	3,125	1,336	1,931

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	5,233	4,589	4,105
Commercial mortgage loans	912	769	710
Restricted commercial mortgage loans related to securitization entities	96	52	—
Proceeds from sales of investments:
Fixed maturity and equity securities	6,284	4,643	5,808
Purchases and originations of investments:
Fixed maturity and equity securities	(11,885)	(13,237)	(9,869)
Commercial mortgage loans	(300)	(105)	—
Other invested assets, net	(527)	1,579	(314)
Policy loans, net	(79)	(68)	431
Net cash transferred related to the sale of a subsidiary	211	—	(51)
Payments for businesses purchased, net of cash acquired	(4)	(37)	—

Net cash from investing activities	(59)	(1,815)	820

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,664	2,737	2,271
Withdrawals from universal life and investment contracts	(3,688)	(4,429)	(7,975)
Short-term borrowings and other, net	(38)	(777)	(375)
Redemption and repurchase of non-recourse funding obligations	(130)	(6)	(12)
Proceeds from the issuance of long-term debt	545	1,204	298
Repayment and repurchase of long-term debt	(760)	(6)	(898)
Proceeds from issuance of common stock	—	—	622
Repayment of borrowings related to securitization entities	(96)	(61)	—
Repurchase of subsidiary shares	(71)	(131)	—
Dividends paid to noncontrolling interests	(67)	(43)	(10)
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	770

Net cash from financing activities	(1,641)	(1,512)	(5,309)
Effect of exchange rate changes on cash and cash equivalents	(69)	121	232

Net change in cash and cash equivalents	1,356	(1,870)	(2,326)
Cash and cash equivalents at beginning of period	3,132	5,002	7,328

Cash and cash equivalents at end of period	$4,488	$3,132	$5,002

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

We have the following operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life and long-term care insurance.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•	Wealth Management. We offer and manage a variety of wealth management products that include managed account programs together with advisor support and financial planning services.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

c) Insurance and Investment Product Fees and Other

Insurance and investment product fees and other consist primarily of insurance charges assessed on universal and term universal life insurance contracts, fees assessed against customer account values and commission income. For universal and term universal life insurance contracts, charges to policyholder accounts for cost of insurance are recognized as revenue when due. Variable product fees are charged to variable annuity contractholders and variable life insurance policyholders based upon the daily net assets of the contractholder’s and policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

d) Investment Securities

At the time of purchase, we designate our investment securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities is comprised primarily of investment grade securities. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), benefit reserves and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our consolidated balance sheets and primarily represent fixed maturity securities where we utilized the fair value option.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

Years Ended December 31, 2011, 2010 and 2009

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

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In limited instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments or embedded derivatives where we cannot corroborate the significant valuation inputs with market observable data.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners (“NAIC”), U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of December 31, 2011 and 2010, the fair value of securities loaned under our securities lending program in the United States was $0.4 billion and $0.5 billion, respectively. As of December 31, 2011 and 2010, the fair value of collateral held under our securities lending program in the United States was $0.4 billion and $0.5 billion, respectively, and the offsetting obligation to return collateral of $0.4 billion and $0.5 billion, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of December 31, 2011 and 2010.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of December 31, 2011 and 2010, the fair value of securities loaned under our securities lending program in Canada was $0.3 billion. Prior to the second quarter of 2011, we recorded non-cash collateral in other invested assets with a corresponding liability in other liabilities representing our obligation to return the non-cash collateral. Since we do not have rights to sell or pledge the non-cash collateral, we determined the gross presentation of these amounts was not required and changed our presentation of these amounts beginning in the second quarter of 2011.

h) Repurchase Agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2011 and 2010, the fair value of securities pledged under the repurchase program was $1.7 billion and the repurchase obligation of $1.5 billion and $1.7 billion, respectively, was included in other liabilities in the consolidated balance sheets.

i) Cash and Cash Equivalents

Certificates of deposit, money market funds and other time deposits with original maturities of 90 days or less are considered cash equivalents in the consolidated balance sheets and consolidated statements of cash flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are considered short-term investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

j) Deferred Acquisition Costs

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

k) Intangible Assets

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2011, 2010 and 2009, no charges to income were recorded as a result of our PVFP recoverability or loss recognition testing.

Deferred Sales Inducements to Contractholders. We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

l) Goodwill

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

m) Reinsurance

Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to and assumed from other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. Amounts received from reinsurers that represent recovery of acquisition costs are netted against DAC so that the net amount is capitalized. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. Premium revenue, benefits and acquisition and operating expenses, net of deferrals, for reinsurance contracts that do not qualify for reinsurance accounting are accounted for under the deposit method of accounting.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

n) Derivatives

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

o) Separate Accounts

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

p) Insurance Reserves

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

Through 2010, we issued level premium term life insurance products whose premiums are contractually determined to be level through a period of time and then increase thereafter. Effective January 1, 2012, we intend to change our treatment of the liability for future policy benefits for our level premium term life insurance products when the liability for a policy falls below zero. Previously, the total liability for future policy benefits included negative reserves calculated at an individual policy level. Our previous accounting policy followed the accounting for traditional, long-duration insurance contracts where the reserves are calculated as the present value of expected benefit payments minus the present value of net premiums based on assumptions determined on the policy issuance date including mortality, interest, and lapse rates. This accounting has the effect of causing profits to emerge as a level percentage of premiums, subject to differences in assumed versus actual experience which flow through income as they occur, and for products with an increasing premium stream, such as the level premium term life insurance product, may result in negative reserves for a given policy.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

More recent insurance-specific accounting guidance reflects a different accounting philosophy, emphasizing the balance sheet over the income statement, or matching, focus which was the philosophy in place when the traditional, long-duration insurance contract guidance was issued (the accounting model for traditional, long-duration insurance contracts draws upon the principles of matching and conservatism originating in the 1970’s, and does not specifically address negative reserves). More recent accounting models for long-duration contracts specifically prohibit negative reserves, e.g., non-traditional contracts with annuitization benefits and certain participating contracts. These recent accounting models did not impact the reserving for our level premium term life insurance products.

We believe that industry accounting practices for level premium term life insurance product reserving is mixed with some companies “flooring” reserves at zero and others applying our current accounting policy described above. In 2010, we stopped issuing new level premium term life insurance policies. Thus, as the level premium term policies reach the end of their level premium term periods, the portion of policies with negative reserves in relation to the reserve for all level premium term life insurance products will continue to increase. Our new method of accounting will floor the liability for future policy benefits on each level premium term life insurance policy at zero. We believe that flooring reserves at zero is preferable in our circumstances as this alternative accounting policy will not allow negative reserves to accumulate on the balance sheet for this closed block of insurance policies. In implementing this change in accounting, no changes were made to the assumptions that were locked-in at policy inception. We will implement this accounting change retrospectively, which will reduce retained earnings and stockholders’ equity by approximately $120 million as of January 1, 2012, and will reduce net income (loss) by approximately $10 million, $4 million and $32 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

q) Liability for Policy and Contract Claims

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

r) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2011, 2010 and 2009, we updated our premium recognition factors for our international mortgage insurance business. These updates included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2011, 2010 and 2009, adjustments associated with this update resulted in an increase in earned premiums of $46 million, $52 million and $49 million, respectively.

s) Stock-Based Compensation

We determine a grant date fair value and recognize the related compensation expense, adjusted for expected forfeitures, through the income statement over the respective vesting period of the awards.

t) Employee Benefit Plans

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

u) Income Taxes

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

Effective with the period starting January 1, 2011, our companies intend to elect to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). Such election can only be made with the filing of the first life/non-life consolidated return which is anticipated to be filed on or before September 15, 2012. All companies domesticated in the United States and our Bermuda subsidiaries which have elected to be taxed as U.S. domestic companies will be included in the life/non-life consolidated return as allowed by the tax law and regulations. A new tax sharing agreement which is anticipated to be substantially similar to the prior separate agreements, but applicable to all the includable companies, will be provided to the appropriate state insurance regulators for approval. Intercompany balances relating to the impacts of the new agreement will be settled with the insurance companies after approval is received from the insurance regulators. Intercompany balances under all agreements are settled at least annually. For years before 2011, our U.S. non-life insurance entities were included in the consolidated federal income tax return of Genworth and subject to a tax sharing arrangement that allocated tax on a separate company basis but provided benefit for current utilization of losses and credits. Also, our U.S. life insurance entities filed a consolidated life insurance federal income tax return, and were subject to a separate tax sharing agreement, as approved by state insurance regulators, which allocated taxes on a separate company basis but provided benefit for current utilization of losses and credits.

Our subsidiaries based in Bermuda are treated as U.S. life insurance companies under provisions of the U.S. Internal Revenue Code. Jurisdictions outside the United States in which our various subsidiaries incur significant taxes include Australia, Canada and the United Kingdom.

v) Foreign Currency Translation

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

w) Variable Interest Entities

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

x) Accounting Changes

Testing Goodwill For Impairment

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

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

On July 1, 2011, we adopted new accounting guidance related to additional disclosures for troubled debt restructurings. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

When to Perform Step 2 of the Goodwill Impairment Test For Reporting Units With Zero or Negative Carrying Value

On January 1, 2011, we adopted new accounting guidance related to goodwill impairment testing when a reporting unit’s carrying value is zero or negative. This guidance did not impact our consolidated financial statements upon adoption, as all of our reporting units with goodwill balances have positive carrying values.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

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

Disclosures Related To Financing Receivables

On December 31, 2010, we adopted new accounting guidance related to additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain other additional disclosures were effective for us on March 31, 2011. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

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

(Amounts in millions)	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Investment securities	$267	$(267)	$—
Adjustment to DAC	(4)	1	(3)
Adjustment to sales inducements	(1)	1	—
Provision for income taxes	(93)	94	1

Net cumulative effect adjustment	$169	$(171)	$(2)

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

Years Ended December 31, 2011, 2010 and 2009

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

Years Ended December 31, 2011, 2010 and 2009

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On July 1, 2009, we adopted new accounting guidance related to the codification of accounting standards and the hierarchy of U.S. GAAP established by the FASB. This accounting guidance established two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”), which are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature is nonauthoritative. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

On April 1, 2009, we adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments. This accounting guidance amended the other-than-temporary impairment guidance

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

Years Ended December 31, 2011, 2010 and 2009

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

y) Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued new accounting guidance requiring presentation of the components of net income (loss), the components of OCI and total comprehensive income either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This new accounting guidance is effective for us on January 1, 2012. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial results.

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

In October 2010, the FASB issued new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. This new guidance will be effective for us on January 1, 2012. We will adopt this new guidance retrospectively, which will reduce retained earnings and stockholders’ equity by $1.4 billion as of January 1, 2012, and will reduce net income (loss) by $63 million, $86 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. This new guidance results in lower amortization and fewer deferred costs, specifically related to underwriting, inspection and processing for contracts that are not issued, as well as advertising and customer solicitation.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table presents the activity impacting DAC under new guidance as of and for the years ended December 31:

(Amounts in millions)	2011	2010 (2)	2009 (3)
Unamortized balance as of January 1	$5,359	$5,297	$5,285
Impact of foreign currency translation	(8)	(16)	49
Costs deferred	637	587	476
Amortization, net of interest accretion	(460)	(510)	(482)
Cumulative effect of changes in accounting	—	1	(26)
Other (1)	(70)	—	(5)

Unamortized balance as of December 31	5,458	5,359	5,297
Accumulated effect of net unrealized investment (gains) losses	(265)	(164)	73

Balance as of December 31	$5,193	$5,195	$5,370

(1)	Relates to the sale of our Medicare supplement insurance business in 2011 and the sale of one of our Mexican subsidiaries in 2009. See note 8 for additional information.
(2)	On July 1, 2010, we adopted a new accounting standard related to embedded credit derivatives. The adoption of this standard had a net unfavorable impact of $3 million on DAC.
(3)	On April 1, 2009, we adopted a new accounting standard related to the recognition of other-than-temporary impairments. The adoption of this standard had a net favorable impact of $7 million on DAC.

See note 6 for the historical activity impacting DAC under current guidance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

(Amounts in millions, except per share amounts)	2011	2010	2009
Net income (loss)	$261	$285	$(399)
Less: net income attributable to noncontrolling interests	139	143	61

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$142	$(460)

Basic per common share:
Net income (loss)	$0.53	$0.58	$(0.88)
Less: net income attributable to noncontrolling interests	0.28	0.29	0.14

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.25	$0.29	$(1.02)

Diluted per common share:
Net income (loss)	$0.53	$0.58	$(0.88)
Less: net income attributable to noncontrolling interests	0.28	0.29	0.14

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.25	$0.29	$(1.02)

Weighted-average shares used in basic earnings per common share calculations	490.6	489.3	451.1
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.9	4.6	—

Weighted-average shares used in diluted earnings per common share calculations (2)	493.5	493.9	451.1

(1)	May not total due to whole number calculation.
(2)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the year ended December 31, 2009, we were required to use basic weighted-average common shares outstanding in the calculation of the 2009 diluted loss per share, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 1.9 million would have been antidilutive to the calculation. If we had not incurred a net loss in 2009, dilutive potential common shares would have been 453.0 million.

On September 21, 2009, we completed the public offering of 55.2 million shares of our Class A Common Stock, par value $0.001 per share (including the exercise in full of the underwriters’ option to purchase up to an additional 7.2 million shares of our Class A Common Stock). Net proceeds were $622 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Fixed maturity securities—taxable	$2,697	$2,619	$2,458
Fixed maturity securities—non-taxable	35	59	107
Commercial mortgage loans	365	391	432
Restricted commercial mortgage loans related to securitization entities (1)	40	39	—
Equity securities	19	14	16
Other invested assets (2)	162	104	(82)
Restricted other invested assets related to securitization entities (1)	—	2	—
Policy loans	120	112	143
Cash, cash equivalents and short-term investments	37	21	49

Gross investment income before expenses and fees	3,475	3,361	3,123
Expenses and fees	(95)	(95)	(90)

Net investment income	$3,380	$3,266	$3,033

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $15 million, $14 million and $7 million of net investment income related to trading securities in 2011, 2010 and 2009, respectively.

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Available-for-sale securities:
Realized gains	$210	$156	$255
Realized losses	(160)	(151)	(226)

Net realized gains (losses) on available-for-sale securities	50	5	29

Impairments:
Total other-than-temporary impairments	(118)	(122)	(1,499)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(14)	(86)	441

Net other-than-temporary impairments	(132)	(208)	(1,058)

Trading securities	27	19	22
Commercial mortgage loans	6	(29)	(28)
Net gains (losses) related to securitization entities (1)	(47)	(3)	—
Derivative instruments (2)	(99)	50	21
Contingent purchase price valuation change	(25)	—	—
Other	—	23	(27)

Net investment gains (losses)	$(220)	$(143)	$(1,041)

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2011, 2010 and 2009 was $1,884 million, $1,932 million and $1,513 million, respectively, which was approximately 93%, 93% and 88%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Beginning balance	$784	$1,059	$—
Adoption of new accounting guidance related to other-than-temporary impairments	—	—	1,204
Adoption of new accounting guidance related to securitization entities	—	(36)	—
Additions:
Other-than-temporary impairments not previously recognized	39	63	120
Increases related to other-than-temporary impairments previously recognized	82	117	227
Reductions:
Securities sold, paid down or disposed	(259)	(419)	(485)
Securities where there is intent to sell	—	—	(7)

Ending balance	$646	$784	$1,059

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2011	2010	2009
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,742	$511	$(2,245)
Equity securities	5	9	20
Other invested assets	(30)	(22)	(29)

Subtotal	3,717	498	(2,254)
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(1,349)	(583)	138
Income taxes, net	(825)	35	757

Net unrealized investment gains (losses)	1,543	(50)	(1,359)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	89	50	39

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,454	$(100)	$(1,398)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Beginning balance	$(100)	$(1,398)	$(4,038)
Cumulative effect of changes in accounting	—	260	(349)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	3,137	2,141	4,379
Adjustment to DAC	(117)	(274)	(526)
Adjustment to PVFP	(86)	(134)	(178)
Adjustment to sales inducements	(3)	(35)	(20)
Adjustment to benefit reserves	(560)	(273)	—
Provision for income taxes	(831)	(509)	(1,296)

Change in unrealized gains (losses) on investment securities	1,540	916	2,359
Reclassification adjustments to net investment (gains) losses, net of taxes of $(29), $(71) and $(360)	53	133	669

Change in net unrealized investment gains (losses)	1,593	1,309	2,679
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	39	11	39

Ending balance	$1,454	$(100)	$(1,398)

(d) Fixed Maturity and Equity Securities

As of December 31, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,946	$918	$—	$(1)	$—	$4,863
Tax-exempt	564	15	—	(76)	—	503
Government—non-U.S.	2,017	196	—	(2)	—	2,211
U.S. corporate	23,024	2,542	18	(325)	(1)	25,258
Corporate—non-U.S.	13,156	819	—	(218)	—	13,757
Residential mortgage-backed	5,695	446	9	(252)	(203)	5,695
Commercial mortgage-backed	3,470	157	4	(179)	(52)	3,400
Other asset-backed	2,686	18	—	(95)	(1)	2,608

Total fixed maturity securities	54,558	5,111	31	(1,148)	(257)	58,295
Equity securities	356	19	—	(14)	—	361

Total available-for-sale securities	$54,914	$5,130	$31	$(1,162)	$(257)	$58,656

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2011:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$160	$(1)	2	$—	$—	—	$160	$(1)	2
Tax-exempt	—	—	—	230	(76)	72	230	(76)	72
Government—non-U.S.	90	(1)	25	8	(1)	8	98	(2)	33
U.S. corporate	1,721	(68)	175	1,416	(258)	136	3,137	(326)	311
Corporate—non-U.S.	1,475	(86)	188	705	(132)	75	2,180	(218)	263
Residential mortgage-backed	276	(5)	68	727	(450)	359	1,003	(455)	427
Commercial mortgage-backed	282	(36)	49	831	(195)	159	1,113	(231)	208
Other asset-backed	623	(3)	83	309	(93)	35	932	(96)	118

Subtotal, fixed maturity securities	4,627	(200)	590	4,226	(1,205)	844	8,853	(1,405)	1,434
Equity securities	92	(11)	39	25	(3)	13	117	(14)	52

Total for securities in an unrealized loss position	$4,719	$(211)	629	$4,251	$(1,208)	857	$8,970	$(1,419)	1,486

% Below cost—fixed maturity securities:
<20% Below cost	$4,545	$(156)	548	$2,758	$(252)	435	$7,303	$(408)	983
20%-50% Below cost	78	(30)	27	1,335	(653)	283	1,413	(683)	310
>50% Below cost	4	(14)	15	133	(300)	126	137	(314)	141

Total fixed maturity securities	4,627	(200)	590	4,226	(1,205)	844	8,853	(1,405)	1,434

% Below cost—equity securities:
<20% Below cost	80	(6)	36	21	(1)	12	101	(7)	48
20%-50% Below cost	12	(5)	3	4	(2)	1	16	(7)	4

Total equity securities	92	(11)	39	25	(3)	13	117	(14)	52

Total for securities in an unrealized loss position	$4,719	$(211)	629	$4,251	$(1,208)	857	$8,970	$(1,419)	1,486

Investment grade	$4,292	$(165)	502	$3,066	$(577)	479	$7,358	$(742)	981
Below investment grade (3)	427	(46)	127	1,185	(631)	378	1,612	(677)	505

Total for securities in an unrealized loss position	$4,719	$(211)	629	$4,251	$(1,208)	857	$8,970	$(1,419)	1,486

(1)	Amounts included $248 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $257 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $235 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to credit spreads that have widened since acquisition for corporate securities across various industry sectors, including finance and insurance as well as utilities and energy. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 4% as of December 31, 2011.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $252 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 73% of the unrealized losses were related to investment grade securities as of December 31, 2011. These unrealized losses were attributable to the widening of credit spreads for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector as well as mortgage-backed and asset-backed securities. The average fair value percentage below cost for these securities was approximately 8% as of December 31, 2011. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of December 31, 2011:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$144	$(67)	5%	28	$—	$—	—%	—
Government—non-U.S.	2	(1)	—	1	—	—	—	—
U.S. corporate	322	(134)	9	22	—	—	—	—
Corporate—non-U.S.	223	(98)	7	21	—	—	—	—
Structured securities:
Residential mortgage-backed	69	(29)	2	26	11	(27)	2	14
Commercial mortgage-backed	60	(23)	2	14	—	(1)	—	3
Other asset-backed	27	(8)	1	3	1	(2)	—	1

Total structured securities	156	(60)	5	43	12	(30)	2	18

Total	$847	$(360)	26%	115	$12	$(30)	2%	18

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$40	$(28)	2%	11	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	263	(158)	11	117	82	(205)	14	90
Commercial mortgage-backed	112	(53)	4	36	29	(51)	4	16
Other asset-backed	73	(54)	4	4	10	(14)	1	2

Total structured securities	448	(265)	19	157	121	(270)	19	108

Total	$488	$(293)	21%	168	$121	$(270)	19%	108

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Tax-Exempt Securities

As indicated in the table above, $67 million of gross unrealized losses were related to tax-exempt securities that have been in a continuous unrealized loss position for more than 12 months and were more than 20% below cost. The unrealized losses for tax-exempt securities represent municipal bonds that were diversified by state as well as municipality or political subdivision within those states. Of these tax-exempt securities, the average unrealized loss was approximately $2 million which represented an average of 32% below cost. The unrealized losses primarily related to widening of credit spreads on these securities since acquisition as a result of higher risk premiums being attributed to these securities from uncertainty in many political subdivisions related to special revenues supporting these obligations as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, the fair value of certain of these securities has been negatively impacted as a result of having certain bond insurers associated with the security. In our analysis of impairment for these securities, we expect to recover our amortized cost from the cash flows of the underlying securities before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of these securities and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of December 31, 2011:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$455	$(203)	14%	38	$—	$—	—%	—
Utilities and energy	18	(6)	—	1	—	—	—	—
Consumer-non-cyclical	30	(10)	1	1	—	—	—	—
Capital goods	11	(4)	—	1	—	—	—	—
Technology and communications	31	(9)	1	2	—	—	—	—

Total	$545	$(232)	16%	43	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$32	$(24)	2%	3	$—	$—	—%	—
Consumer-cyclical	2	(1)	—	6	—	—	—	—
Capital goods	4	(2)	—	1	—	—	—	—
Technology and communications	2	(1)	—	1	—	—	—	—

Total	$40	$(28)	2%	11	$—	$—	—%	—

Of the total unrealized losses of $260 million for corporate fixed maturity securities presented in the preceding tables, $227 million, or 87%, of the unrealized losses related to issuers in the finance and insurance sector that were 32% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of December 31, 2011. Of the $227 million of unrealized losses related to the finance and insurance industry, $171 million related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

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

Structured Securities

Of the $625 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $217 million related to other-than-temporarily impaired securities where the unrealized losses represented the non-credit portion of the impairment. The extent and duration of the unrealized loss position on our structured securities is due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

While we considered the length of time each security had been in an unrealized loss position, the extent of the unrealized loss position and any significant declines in fair value subsequent to the balance sheet date in our evaluation of impairment for each of these individual securities, the primary factor in our evaluation of impairment is the expected performance for each of these securities. Our evaluation of expected performance is based on the historical performance of the associated securitization trust as well as the historical performance of the underlying collateral. Our examination of the historical performance of the securitization trust included consideration of the following factors for each class of securities issued by the trust: i) the payment history, including failure to make scheduled payments; ii) current payment status; iii) current and historical outstanding balances; iv) current levels of subordination and losses incurred to date; and v) characteristics of the underlying collateral. Our examination of the historical performance of the underlying collateral included: i) historical default rates, delinquency rates, voluntary and involuntary prepayments and severity of losses, including recent trends in this information; ii) current payment status; iii) loan to collateral value ratios, as applicable; iv) vintage; and v) other underlying characteristics such as current financial condition.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

scheduled payments. We then discount the expected cash flows using the effective yield of each security to determine the present value of expected cash flows.

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of December 31, 2011.

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

Years Ended December 31, 2011, 2010 and 2009

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The scheduled maturity distribution of fixed maturity securities as of December 31, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,731	$2,756
Due after one year through five years	10,916	11,225
Due after five years through ten years	9,760	10,472
Due after ten years	19,300	22,139

Subtotal	42,707	46,592
Residential mortgage-backed	5,695	5,695
Commercial mortgage-backed	3,470	3,400
Other asset-backed	2,686	2,608

Total	$54,558	$58,295

As of December 31, 2011, $4,191 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of December 31, 2011, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 23%, 21% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2011, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2011 and 2010, $900 million and $857 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2011		2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,898	31%	$1,974	29%
Industrial	1,707	28	1,788	26
Office	1,590	26	1,850	27
Apartments	641	10	725	11
Mixed use/other	304	5	435	7

Subtotal	6,140	100%	6,772	100%

Unamortized balance of loan origination fees and costs	3		5
Allowance for losses	(51)		(59)

Total	$6,092		$6,718

	2011		2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,631	27%	$1,583	23%
Pacific	1,539	25	1,769	26
Middle Atlantic	734	12	937	14
East North Central	557	9	612	9
Mountain	497	8	540	8
New England	388	6	482	7
West North Central	337	5	369	6
West South Central	298	5	297	4
East South Central	159	3	183	3

Subtotal	6,140	100%	6,772	100%

Unamortized balance of loan origination fees and costs	3		5
Allowance for losses	(51)		(59)

Total	$6,092		$6,718

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2011
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$107	$—	$—	$107	$1,791	$1,898
Industrial	3	—	—	3	1,704	1,707
Office	4	3	15	22	1,568	1,590
Apartments	—	—	—	—	641	641
Mixed use/other	1	—	—	1	303	304

Total recorded investment	$115	$3	$15	$133	$6,007	$6,140

% of total commercial mortgage loans	2%	—%	—%	2%	98%	100%

	2010
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$1,974	$1,974
Industrial	—	6	27	33	1,755	1,788
Office	—	—	12	12	1,838	1,850
Apartments	—	—	—	—	725	725
Mixed use/other	—	—	—	—	435	435

Total recorded investment	$—	$6	$39	$45	$6,727	$6,772

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

As of December 31, 2011 and 2010, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest.

As of and for the years ended December 31, 2011 and 2010, we modified or extended 39 and 28 commercial mortgage loans, respectively, with a total carrying value of $252 million and $331 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings. As of and for the year ended December 31, 2011, we modified or extended one commercial mortgage loan with a total carrying value of $3 million that was considered a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default penalties and fees. This troubled debt restructuring did not result in any forgiveness in the outstanding principal amount owed by the borrower or a change to the original contractual interest rate.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table sets forth the commercial mortgage loans on nonaccrual status by property type as of December 31:

(Amounts in millions)	2011	2010
Property type:
Retail	$—	$—
Industrial	—	27
Office	15	12
Apartments	—	—
Mixed use/other	—	—

Total recorded investment	$15	$39

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2011	2010
Allowance for credit losses:
Beginning balance	$59	$48
Charge-offs (1)	(5)	(23)
Recoveries	—	—
Provision	(3)	34

Ending balance	$51	$59

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$51	$59

Recorded investment:
Ending balance	$6,140	$6,772

Ending balance of individually impaired loans	$10	$30

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,130	$6,742

(1)	Charge-offs in 2010 included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

The following table presents the activity in the allowance for losses as of or for the year ended December 31:

(Amounts in millions)	2009
Beginning balance	$23
Provision	25
Release	—

Ending balance	$48

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables set forth our individually impaired commercial mortgage loans by property type as of December 31:

2011
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$—	$—	$—	$—	$—	$—
Industrial	—	—	—	—	$—	—
Office	10	13	3	—	$10	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$10	$13	$3	$—	$10	$—

	2010
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$5	$8	$3	$—	$2	$—
Industrial	19	24	5	—	$3	—
Office	6	8	2	—	$2	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$30	$40	$10	$—	$3	$—

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of December 31:

	2011
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$453	$247	$900	$268	$30	$1,898
Industrial	445	332	642	261	27	1,707
Office	364	281	546	283	116	1,590
Apartments	164	110	321	31	15	641
Mixed use/other	81	47	89	15	72	304

Total	$1,507	$1,017	$2,498	$858	$260	$6,140

% of total	25%	17%	40%	14%	4%	100%

Weighted-average debt service coverage ratio	2.28	1.89	2.16	1.19	2.26	2.01

(1)

Included $260 million of loans in good standing, with a total weighted-average loan-to-value of 117%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

	2010
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$477	$287	$805	$363	$42	$1,974
Industrial	431	361	625	284	87	1,788
Office	320	327	612	446	145	1,850
Apartments	99	172	321	133	—	725
Mixed use/other	123	10	63	221	18	435

Total	$1,450	$1,157	$2,426	$1,447	$292	$6,772

% of total	22%	17%	36%	21%	4%	100%

Weighted-average debt service coverage ratio	2.24	1.99	1.79	2.42	0.75	2.01

(1)

Included $25 million of impaired loans and $267 million of loans in good standing, with a total weighted-average loan-to-value of 119%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$91	$322	$445	$595	$340	$1,793
Industrial	197	238	278	652	334	1,699
Office	188	130	341	395	452	1,506
Apartments	15	80	76	295	174	640
Mixed use/other	22	23	53	61	59	218

Total	$513	$793	$1,193	$1,998	$1,359	$5,856

% of total	9%	14%	20%	34%	23%	100%

Weighted-average loan-to-value	86%	72%	68%	59%	50%	63%

	2010
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$125	$317	$490	$512	$415	$1,859
Industrial	260	166	292	698	346	1,762
Office	176	186	238	524	547	1,671
Apartments	7	62	160	290	135	654
Mixed use/other	49	12	17	78	94	250

Total	$617	$743	$1,197	$2,102	$1,537	$6,196

% of total	10%	12%	19%	34%	25%	100%

Weighted-average loan-to-value	90%	71%	68%	62%	50%	64%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of December 31:

	2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$104	$105
Industrial	—	—	—	5	3	8
Office	—	—	8	—	76	84
Apartments	—	—	—	—	1	1
Mixed use/other	—	—	—	—	86	86

Total	$—	$—	$9	$5	$270	$284

% of total	—%	—%	3%	2%	95%	100%

Weighted-average loan-to-value	—%	—%	54%	44%	74%	72%

	2010
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$2	$113	$115
Industrial	1	5	—	1	19	26
Office	—	—	—	57	122	179
Apartments	—	4	—	21	46	71
Mixed use/other	—	—	—	—	185	185

Total	$1	$9	$—	$81	$485	$576

% of total	—%	2%	—%	14%	84%	100%

Weighted-average loan-to-value	30%	62%	—%	83%	77%	78%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of December 31:

	2011		2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$161	38%	$182	36%
Industrial	99	24	124	24
Office	86	21	117	23
Apartments	60	15	64	13
Mixed use/other	7	2	22	4

Subtotal	413	100%	509	100%

Allowance for losses	(2)		(2)

Total	$411		$507

	2011		2010
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$146	35%	$189	37%
Pacific	74	18	90	18
Middle Atlantic	65	16	70	14
East North Central	42	10	51	10
Mountain	28	7	32	6
West North Central	28	7	31	6
East South Central	17	4	32	6
West South Central	12	3	13	3
New England	1	—	1	—

Subtotal	413	100%	509	100%

Allowance for losses	(2)		(2)

Total	$411		$507

Of our restricted commercial mortgage loans as of December 31, 2011, $408 million were current, $2 million were 61 to 90 days past due and $3 million were past due for more than 90 days and still accruing interest. As of December 31, 2010, all restricted commercial mortgage loans were current and there were no restricted commercial mortgage loans on nonaccrual status.

As of December 31, 2011 and 2010, loans not individually impaired that were evaluated collectively for impairment were $412 million and $509 million, respectively, of the total recorded investment of restricted commercial mortgage loans of $413 million and $509 million, respectively. There was no provision for credit losses recorded during the year ended December 31, 2011 related to restricted commercial mortgage loans. A provision for credit losses of $2 million was recorded during the year ended December 31, 2010 related to restricted commercial mortgage loans, which reflected our ending allowance for credit losses balance and was required upon consolidation of securitization entities as of January 1, 2010.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of December 31:

	2011
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$147	$9	$2	$—	$3	$161
Industrial	87	5	—	5	2	99
Office	63	9	6	6	2	86
Apartments	34	3	—	23	—	60
Mixed use/other	7	—	—	—	—	7

Total recorded investments	$338	$26	$8	$34	$7	$413

% of total	82%	6%	2%	8%	2%	100%

Weighted-average debt service coverage ratio	1.78	1.16	2.07	0.88	0.49	1.65

	2010
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% -100%	Greater than 100%	Total
Property type:
Retail	$141	$34	$1	$3	$3	$182
Industrial	108	8	4	2	2	124
Office	90	19	5	3	—	117
Apartments	35	9	—	20	—	64
Mixed use/other	17	5	—	—	—	22

Total recorded investments	$391	$75	$10	$28	$5	$509

% of total	77%	15%	2%	5%	1%	100%

Weighted-average debt service coverage ratio	1.82	1.35	1.05	1.18	0.52	1.69

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of December 31:

	2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$17	$49	$62	$28	$161
Industrial	15	10	21	23	30	99
Office	12	23	4	37	10	86
Apartments	12	14	7	22	5	60
Mixed use/other	—	—	—	2	5	7

Total recorded investments	$44	$64	$81	$146	$78	$413

% of total	10%	16%	20%	35%	19%	100%

Weighted-average loan-to-value	73%	48%	39%	36%	28%	41%

	2010
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$14	$6	$52	$77	$33	$182
Industrial	11	9	25	50	29	124
Office	14	14	23	45	21	117
Apartments	—	21	10	26	7	64
Mixed use/other	—	—	7	11	4	22

Total recorded investments	$39	$50	$117	$209	$94	$509

% of total	8%	10%	23%	41%	18%	100%

Weighted-average loan-to-value	65%	55%	42%	41%	31%	43%

There were no floating rate restricted commercial mortgage loans as of December 31, 2011 or 2010.

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

Years Ended December 31, 2011, 2010 and 2009

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

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		2011	2010		2011	2010
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$602	$222	Other liabilities	$1	$56
Forward bond purchase commitments	Other invested assets	47	—	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	43	33
Foreign currency swaps	Other invested assets	—	205	Other liabilities	—	—

Total cash flow hedges		649	427		44	89

Fair value hedges:
Interest rate swaps	Other invested assets	43	95	Other liabilities	1	8
Foreign currency swaps	Other invested assets	32	35	Other liabilities	—	—

Total fair value hedges		75	130		1	8

Total derivatives designated as hedges		724	557		45	97

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	705	446	Other liabilities	374	74
Equity return swaps	Other invested assets	7	—	Other liabilities	4	3
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	28	19
Interest rate swaptions	Other invested assets	—	—	Other liabilities	—	—
Credit default swaps	Other invested assets	1	11	Other liabilities	59	7
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	177	129
Equity index options	Other invested assets	39	33	Other liabilities	—	3
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	9	—	Other liabilities	11	—
Reinsurance embedded derivatives (2)	Other assets	29	1	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (3)	16	(5)	Policyholder account balances (4)	492	121

Total derivatives not designated as hedges		806	486		1,145	356

Total derivatives		$1,530	$1,043		$1,190	$453

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(4)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2010	Additions	Maturities/ terminations	December 31, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,355	$11,781	$(11,737)	$12,399
Forward bond purchase commitments	Notional	—	504	—	504
Inflation indexed swaps	Notional	525	19	—	544
Foreign currency swaps	Notional	491	—	(491)	—

Total cash flow hedges		13,371	12,304	(12,228)	13,447

Fair value hedges:
Interest rate swaps	Notional	1,764	—	(725)	1,039
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,849	—	(725)	1,124

Total derivatives designated as hedges		15,220	12,304	(12,953)	14,571

Derivatives not designated as hedges
Interest rate swaps	Notional	7,681	1,433	(1,914)	7,200
Equity return swaps	Notional	208	363	(245)	326
Interest rate swaps related to securitization entities (1)	Notional	129	—	(12)	117
Interest rate swaptions	Notional	200	—	(200)	—
Credit default swaps	Notional	1,195	115	(200)	1,110
Credit default swaps related to securitization entities (1)	Notional	317	—	(3)	314
Equity index options	Notional	744	614	(836)	522
Financial futures	Notional	3,937	6,393	(7,406)	2,924
Other foreign currency contracts	Notional	521	868	(610)	779
Reinsurance embedded derivatives	Notional	72	317	(161)	228

Total derivatives not designated as hedges		15,004	10,103	(11,587)	13,520

Total derivatives		$30,224	$22,407	$(24,540)	$28,091

(1)	See note 18 for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2010	Additions	Maturities/ terminations	December 31, 2011
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	49,566	701	(2,551)	47,716

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

We did not have any derivatives with counterparties that can be terminated at the option of the derivative counterparty as of December 31, 2011.

Cash Flow Hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of OCI. We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) pay U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure on liabilities denominated in foreign currencies; (v) forward starting interest rate swaps to hedge against changes in interest rates associated with future fixed rate bond purchases and/or interest income; (vi) forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds; and (vii) other instruments to hedge the cash flows of various forecasted transactions.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1,642	$27	Net investment income	$49	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	2	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	47	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	(10)	(25)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	4	(5)	Interest expense	—	Net investment gains (losses)

Total	$1,683	$1		$49

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2010:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$206	$15	Net investment income	$3	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(3)	2	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(12)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	13	(6)	Interest expense	—	Net investment gains (losses)

Total	$204	$13		$3

(1)

Amounts included $2 million of gains reclassified into net income (loss) for cash flow hedges that were terminated or de-designated where the effective portion is reclassified into net income (loss) when the underlying hedge item affects net income (loss).

(2)	Represents ineffective portion of cash flow hedges, as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2009:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI (1)	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (2)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(516)	$13	Net investment income	$(19)	Net investment gains (losses)
Interest rate swaps hedging assets	—	(6)	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	3	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(35)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	—	(1)	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(9)	(10)	Interest expense	—	Net investment gains (losses)

Total	$(560)	$(1)		$(19)

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

Years Ended December 31, 2011, 2010 and 2009

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Derivatives qualifying as effective accounting hedges as of January 1	$924	$802	$1,161
Current period increases (decreases) in fair value, net of deferred taxes of $(597), $(73) and $201	1,086	131	(359)
Reclassification to net (income) loss, net of deferred taxes of $—, $4 and $(1)	(1)	(9)	—

Derivatives qualifying as effective accounting hedges as of December 31	$2,009	$924	$802

The total of derivatives designated as cash flow hedges of $2,009 million, net of taxes, recorded in stockholders’ equity as of December 31, 2011 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $29 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the years ended December 31, 2011, 2010 and 2009 in connection with forecasted transactions that were no longer considered probable of occurring.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2011:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$3	Net investment gains (losses)	$(9)	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(52)	Net investment gains (losses)	66	Interest credited	52	Net investment gains (losses)
Foreign currency swaps	(3)	Net investment gains (losses)	3	Interest credited	3	Net investment gains (losses)

Total	$(52)		$60		$52

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2010:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$3	Net investment gains (losses)	$(12)	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(32)	Net investment gains (losses)	96	Interest credited	32	Net investment gains (losses)
Foreign currency swaps	12	Net investment gains (losses)	3	Interest credited	(12)	Net investment gains (losses)

Total	$(17)		$87		$17

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2009:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$10	Net investment gains (losses)	$(16)	Net investment income	$(11)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(52)	Net investment gains (losses)	94	Interest credited	48	Net investment gains (losses)
Foreign currency swaps	(10)	Net investment gains (losses)	2	Interest credited	7	Net investment gains (losses)

Total	$(52)		$80		$44

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

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency forward contracts to mitigate currency risk associated with future dividends and other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options and credit default swaps to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain products that are required to be bifurcated as embedded derivatives and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2011	2010	2009	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$11	$105	$277	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(16)	(11)	—	Net investment gains (losses)
Interest rate swaptions	—	53	(627)	Net investment gains (losses)
Credit default swaps	(45)	7	50	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	(46)	(9)	—	Net investment gains (losses)
Equity index options	8	(75)	(134)	Net investment gains (losses)
Equity return swaps	3	(11)	—	Net investment gains (losses)
Financial futures	175	(109)	(233)	Net investment gains (losses)
Inflation indexed swaps	—	—	(4)	Net investment gains (losses)
Foreign currency swaps	—	—	6	Net investment gains (losses)
Other foreign currency contracts	(16)	(11)	10	Net investment gains (losses)
Reinsurance embedded derivatives	29	1	—	Net investment gains (losses)
GMWB embedded derivatives	(315)	85	710	Net investment gains (losses)

Total derivatives not designated as hedges	$(212)	$25	$55

(1)	See note 18 for additional information related to consolidated securitization entities.

Derivative Counterparty Credit Risk

As of December 31, 2011 and 2010, net fair value assets by counterparty totaled $1,027 million and $888 million, respectively. As of December 31, 2011 and 2010, net fair value liabilities by counterparty totaled $240 million and $172 million, respectively. As of December 31, 2011 and 2010, we retained collateral of $1,023 million and $794 million, respectively, related to these agreements, including over collateralization of $50 million and $29 million, respectively, from certain counterparties. As of December 31, 2011 and 2010, we posted $28 million and $30 million, respectively, of collateral to derivative counterparties, including over collateralization of $11 million in both years. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2011 and 2010, we could have been allowed to claim up to $54 million and $123 million, respectively, from counterparties and required to disburse up to $18 million and $5 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2011			2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$5	$—	$—
AA
Matures after one year through five years	6	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures after one year through five years	37	—	—	37	1	—
Matures after five years through ten years	10	—	1	5	—	—
BBB
Matures after one year through five years	68	1	—	68	2	—
Matures after five years through ten years	24	—	1	29	—	—

Total credit default swaps on single name reference entities	$155	$1	$2	$155	$3	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2011			2010
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
9% - 12% matures after one year through five years (1)	$300	$—	$27	$300	$—	$3
10% - 15% matures after one year through five years (2)	250	—	—	250	4	—
12% - 22% matures after five years through ten years (3)	248	—	28	248	—	4
15% - 30% matures after five years through ten years (4)	127	—	2	127	2	—

Total credit default swap index tranches	925	—	57	925	6	7

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	14	—	7	17	—	8
Portion backing our interest maturing 2017 (6)	300	—	170	300	—	121

Total customized credit default swap index tranches related to securitization entities	314	—	177	317	—	129

Total credit default swaps on index tranches	$1,239	$—	$234	$1,242	$6	$136

(1)	The current attachment/detachment as of December 31, 2011 and 2010 was 9% - 12%.
(2)	The current attachment/detachment as of December 31, 2011 and 2010 was 10% - 15%.
(3)	The current attachment/detachment as of December 31, 2011 and 2010 was 12% - 22%.
(4)	The current attachment/detachment as of December 31, 2011 and 2010 was 14.8% - 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2011	2010 (2)	2009 (3)
Unamortized balance as of January 1	$7,450	$7,257	$7,209
Impact of foreign currency translation	(12)	(7)	67
Costs deferred	899	839	707
Amortization, net of interest accretion	(605)	(640)	(695)
Cumulative effect of changes in accounting	—	1	(26)
Other (1)	(94)	—	(5)

Unamortized balance as of December 31	7,638	7,450	7,257
Accumulated effect of net unrealized investment (gains) losses	(311)	(194)	84

Balance as of December 31	$7,327	$7,256	$7,341

(1)	Relates to the sale of our Medicare supplement insurance business in 2011 and the sale of one of our Mexican subsidiaries in 2009. See note 8 for additional information.
(2)	On July 1, 2010, we adopted a new accounting standard related to embedded credit derivatives. The adoption of this standard had a net unfavorable impact of $3 million on DAC.
(3)	On April 1, 2009, we adopted a new accounting standard related to the recognition of other-than-temporary impairments. The adoption of this standard had a net favorable impact of $7 million on DAC.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

We regularly review DAC to determine if it is recoverable from future income. As of December 31, 2011 and 2010, we believe all of our businesses have sufficient future income and therefore the related DAC is recoverable.

In 2009, loss recognition testing of our variable annuity products in our Runoff segment resulted in an increase in amortization of DAC of $54 million reflecting unfavorable equity market performance.

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

	2011		2010
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$1,972	$(1,807)	$2,075	$(1,733)
Capitalized software	617	(426)	560	(364)
Deferred sales inducements to contractholders	152	(74)	144	(52)
Other	190	(47)	156	(45)

Total	$2,931	$(2,354)	$2,935	$(2,194)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $138 million, $116 million and $87 million, respectively. Amortization expense related to deferred sales inducements of $22 million, $18 million and $9 million, respectively, for the years ended December 31, 2011, 2010 and 2009 was included in benefits and other changes in policy reserves.

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Unamortized balance as of January 1	$430	$487	$532
Interest accreted at 5.7%, 5.7% and 5.7%	22	26	29
Amortization	(96)	(83)	(67)
Other (1)	(17)	—	—
Cumulative effect of change in accounting (2)	—	—	(7)

Unamortized balance as of December 31	339	430	487
Accumulated effect of net unrealized investment (gains) losses	(174)	(88)	46

Balance as of December 31	$165	$342	$533

(1)	Relates to the sale of the Medicare supplement insurance business.
(2)	On April 1, 2009, we adopted a new accounting standard related to the recognition of other-than-temporary impairments. The adoption of this standard had a net favorable impact of $2 million on PVFP.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The percentage of the December 31, 2011 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2012	7.6%
2013	6.4%
2014	6.8%
2015	8.3%
2016	8.6%

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(8) Goodwill, Acquisitions and Dispositions

Goodwill

The following is a summary of our goodwill balance by segment and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	U.S. Life Insurance	International Protection	Wealth Management	International Mortgage Insurance	U.S. Mortgage Insurance	Runoff	Corporate and Other	Total
Balance as of December 31, 2009:
Gross goodwill	$1,034	$97	$289	$18	$22	$112	$29	$1,601
Accumulated impairment losses	(185)	—	—	—	(22)	(70)	—	(277)

Goodwill	849	97	289	18	—	42	29	1,324

Acquisitions	—	—	8	—	—	—	—	8
Foreign exchange translation	—	(4)	—	1	—	—	—	(3)

Balance as of December 31, 2010:
Gross goodwill	1,034	93	297	19	22	112	29	1,606
Accumulated impairment losses	(185)	—	—	—	(22)	(70)	—	(277)

Goodwill	849	93	297	19	—	42	29	1,329

Impairment losses	—	—	—	—	—	—	(29)	(29)
Dispositions (1)	—	—	—	—	—	(42)	—	(42)
Acquisitions	—	—	(2)	—	—	—	—	(2)
Foreign exchange translation	—	(3)	—	—	—	—	—	(3)

Balance as of December 31, 2011:
Gross goodwill	1,034	90	295	19	22	70	29	1,559
Accumulated impairment losses	(185)	—	—	—	(22)	(70)	(29)	(306)

Goodwill	$849	$90	$295	$19	$—	$—	$—	$1,253

(1)	Relates to the sale of our Medicare supplement insurance business in 2011.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Goodwill impairment losses

During the fourth quarter of 2011, as a result of our reorganized operating segments, our reverse mortgage business was newly identified as a separate reporting unit. Previously, this business was a component of the long-term care insurance reporting unit. Due to historical business performance and recent adverse developments within the industry that negatively impacted the valuation of the business, we impaired all of the goodwill related to our reverse mortgage business reported in Corporate and Other activities in the fourth quarter of 2011. The key assumptions utilized in this valuation included expected future business performance and the discount rate, both of which were adversely impacted as a result of the recent industry developments. There were no goodwill impairment charges recorded in 2010 and 2009. Deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill.

Acquisitions

On December 31, 2010, we acquired the operating assets of Altegris Capital, LLC. (“Altegris”) in our Wealth Management segment. Altegris, based in La Jolla, California, provides a platform of alternative investments, including hedge funds and managed futures products. Under the terms of the agreement, we paid approximately $40 million at closing and may pay additional performance-based payments of up to $88 million during the five-year period following closing. We recorded consideration of $65 million consisting of the closing cash payment, estimated working capital adjustment and level 3 fair value of $21 million for contingent consideration, determined using an income approach. As part of the business combination, we recognized goodwill of $8 million and level 3 fair values of acquired identifiable intangible assets of $52 million. In 2011, upon finalization of the valuation, we recorded a reduction to goodwill of $3 million.

On August 29, 2008, we acquired Quantuvis Consulting, Inc., an investment advisor consulting business, for $3 million plus potential contingent consideration of up to $3 million. In 2011, we paid $1 million of contingent consideration related to this acquisition.

Dispositions

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business for total proceeds of $276 million. The sale resulted in an after-tax gain of $20 million. Our Medicare supplement insurance business is included in our Runoff segment. The transaction included the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries.

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

In January 2012, we reached an agreement to sell our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), for approximately $79 million at closing, plus an earnout provision. The

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

earnout provides the opportunity for us to receive additional future compensation based on achieving certain revenue goals. We expect to recognize a realized gain on the sale, with the closing of the sale expected in the first half of 2012, subject to customary closing conditions and regulatory approvals. GFIS is included in our Wealth Management segment.

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

As of December 31, 2011, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

Prior to our IPO, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2011 and 2010, we had a reinsurance recoverable of $14,780 million and $14,866 million, respectively, associated with those Reinsurance Transactions.

To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined from time to time by the NAIC.

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We had pledged fixed maturity securities and commercial mortgage loans of $8,294 million and $919 million, respectively, as of December 31, 2011 and $7,646 million and $822 million, respectively, as of December 31, 2010 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2011	2010	2009
Direct life insurance in-force	$719,094	$693,459	$676,549
Amounts assumed from other companies	1,239	1,323	1,406
Amounts ceded to other companies (1)	(240,019)	(224,013)	(239,960)

Net life insurance in-force	$480,314	$470,769	$437,995

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2011	2010	2009	2011	2010	2009
Direct:
Life insurance	$1,351	$1,471	$1,567	$1,370	$1,501	$1,620
Accident and health insurance	2,893	2,819	2,724	2,912	2,928	2,872
Property and casualty insurance	121	129	212	111	121	206
Mortgage insurance	1,618	1,531	1,415	1,723	1,702	1,696

Total direct	5,983	5,950	5,918	6,116	6,252	6,394

Assumed:
Life insurance	12	10	9	11	15	20
Accident and health insurance	426	422	416	492	450	464
Property and casualty insurance	—	—	—	—	—	—
Mortgage insurance	23	44	140	44	49	101

Total assumed	461	476	565	547	514	585

Ceded:
Life insurance	(254)	(281)	(287)	(254)	(280)	(266)
Accident and health insurance	(549)	(470)	(447)	(564)	(468)	(457)
Property and casualty insurance	—	—	(4)	—	—	(4)
Mortgage insurance	(145)	(163)	(232)	(140)	(164)	(233)

Total ceded	(948)	(914)	(970)	(958)	(912)	(960)

Net premiums	$5,496	$5,512	$5,513	$5,705	$5,854	$6,019

Percentage of amount assumed to net				10%	9%	10%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,492 million, $2,527 million and $2,485 million during 2011, 2010 and 2009, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(10) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption	Interest rate assumption	2011	2010
Long-term care insurance contracts	(a)	4.5% -7.5%	$14,770	$13,431
Structured settlements with life contingencies	(b)	2.0% -8.5%	9,503	9,593
Annuity contracts with life contingencies	(b)	2.0% -8.5%	4,907	4,889
Traditional life insurance contracts	(c)	2.5% -7.5%	2,529	2,491
Supplementary contracts with life contingencies	(b)	2.0% -8.5%	255	258
Accident and health insurance contracts	(d)	3.5% -7.0%	7	55

Total future policy benefits			$31,971	$30,717

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table and the 1985 National Nursing Home Study and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table or a-2000 Mortality Table.
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

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2011	2010
Annuity contracts	$13,353	$13,126
GICs, funding agreements and FABNs	2,623	3,717
Structured settlements without life contingencies	2,195	2,317
Supplementary contracts without life contingencies	671	573
Other	38	39

Total investment contracts	18,880	19,772
Universal life insurance contracts	7,465	7,206

Total policyholder account balances	$26,345	$26,978

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2011 and 2010, we held $84 million and $71 million of FHLB common stock, respectively, related to those memberships which was included in equity securities. We have outstanding funding agreements with the FHLBs and also have letters of credit which have not been drawn upon. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. The amount of funding agreements outstanding with the FHLB was $633 million as of December 31, 2011 and 2010, which was included in policyholder account balances. We had letters of credit related to the FHLB of $462 million as of December 31, 2011 and 2010. These funding agreements and letters of credit were collateralized by fixed maturity securities with a fair value of $1,312 million and $1,233 million as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011 and 2010, our liability associated with certain nontraditional long-duration contracts was approximately $8,008 million and $8,675 million, respectively.

The following table sets forth total account values, net of reinsurance, with death benefit and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2011	2010
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,802	$3,049
Net amount at risk	$67	$37
Average attained age of contractholders	70	70
Enhanced death benefits (step-up, roll-up, payment protection) account value	$4,038	$4,658
Net amount at risk	$428	$301
Average attained age of contractholders	69	69
Account values with living benefit guarantees:
GMWBs	$4,068	$4,500
Guaranteed annuitization benefits	$1,462	$1,627

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $24 million and $13 million as of December 31, 2011 and 2010, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The contracts underlying the GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, defined as the greater of the contract value or the protected value, is greater than the account value. As of December 31, 2011 and 2010, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $1,033 million and $692 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is upon annuitization and the amount to be paid by us will either be in the form of a lump sum, or over the annuity period for certain GMWBs and guaranteed annuitization benefits.

Account balances of variable annuity contracts with living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2011	2010
Balanced funds	$3,770	$4,162
Equity funds	958	1,028
Bond funds	758	849
Money market funds	30	51
Other	14	37

Total	$5,530	$6,127

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(11) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the dates indicated:

(Amounts in millions)	2011 (1)	2010 (2)	2009 (3)
Beginning as of January 1	$6,933	$6,567	$5,322
Less reinsurance recoverables	(1,654)	(1,769)	(1,454)

Net balance as of January 1	5,279	4,798	3,868

Incurred related to insured events of:
Current year	3,562	3,436	3,768
Prior years	651	799	421

Total incurred	4,213	4,235	4,189

Paid related to insured events of:
Current year	(1,238)	(1,217)	(1,441)
Prior years	(2,379)	(2,669)	(2,013)

Total paid	(3,617)	(3,886)	(3,454)

Interest on liability for policy and contract claims	136	121	121
Foreign currency translation	(17)	11	95
Other (4)	(28)	—	(21)

Net balance as of December 31	5,966	5,279	4,798
Add reinsurance recoverables	1,654	1,654	1,769

Balance as of December 31	$7,620	$6,933	$6,567

(1)

Current year reserves related to our U.S. Mortgage Insurance segment for the year ended December 31, 2011 were reduced by loss mitigation activities of $95 million, including $88 million related to workouts, loan modifications and pre-sales, and $7 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $472 million to date, including $434 million related to workouts, loan modifications and pre-sales, and $38 million related to rescissions, net of reinstatements of $84 million.

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

(3)

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

(4)	The amounts relate to the sale of our Medicare supplement insurance business in 2011 and one of our Mexican subsidiaries in 2009. See note 8 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

For 2011, the increase in the ending liability for policy and contract claims was primarily related to our long-term care insurance business due to growth and aging of the in-force block and claims experience including the severity and duration of existing claims, particularly in older issued policies. In addition, our U.S. Mortgage Insurance segment increased the ending liability due primarily to a reserve strengthening in the second quarter of 2011, partially offset by lower new delinquencies in the current year along with stable aging of existing delinquencies in the second half of 2011. The decline in paid claims was primarily driven by lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements.

During 2011, 2010 and 2009, we strengthened reserves by $651 million, $799 million and $421 million, respectively, as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods.

In 2011, we increased prior year reserves in our U.S. Mortgage Insurance segment by $415 million from $2,282 million as of December 31, 2010. During 2011, we strengthened reserves due to worsening trends in recent experience as well as market trends in an environment of continuing weakness in the U.S. residential real estate market. These trends reflected a decline in cure rates in the second half of 2011 for delinquent loans and continued aging trends in the delinquent loan inventory. These trends were associated with a range of factors, including slow-moving pipelines of mortgages in some stage of foreclosure and delinquent loans under consideration for loan modifications. Specifically, reduced cure rates were driven by lower borrower self-cures and lower levels of lender loan modifications outside of government-sponsored modification programs. The decline in cure rates was also concentrated in earlier term delinquencies at a level higher than expected or historically experienced. In our U.S. Mortgage Insurance segment, loss mitigation actions that occurred during 2011 resulted in a reduction of expected losses of $567 million.

In 2011, we increased prior year claim reserves related to our long-term care insurance business by $232 million from $3,633 million as of December 31, 2010. We have experienced an increase in severity and duration of claims associated with observed loss development, particularly in older issued policies along with refinements to our estimated claim reserves all of which contributed to the reserve increase.

For our other businesses, the remaining unfavorable development in 2011 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

For 2010, the increase in the ending liability for policy and contract claims was primarily related to our long-term care insurance business as a result of the aging of existing claims coupled with emerging claim

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

In 2010, we increased prior year claim reserves related to our long-term care insurance business by $276 million from $3,138 million as of December 31, 2009. We experienced an increase in severity and duration of claims associated with observed loss development, particularly in older issued policies, along with refinements to our estimated claim reserves all of which contributed to the reserve increase.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

In 2009, we strengthened prior year claim reserves related to our long-term care insurance business by $223 million from $2,735 million as of December 31, 2008. We experienced an increase in severity and duration of claims associated with observed loss development, particularly in older issued policies, along with refinements to our estimated claim reserves all of which contributed to the reserve increase.

We also strengthened prior year claim reserves related to our international mortgage insurance business in 2009 by $125 million from $366 million as of December 31, 2008. This strengthening was primarily related to an increase in delinquencies, particularly in Canada and Europe, as a result of slowing economies, rising unemployment, falling real estate values and reduced consumer spending in those countries that were experienced at the end of 2008. The impact of these market and economic events could not have been predicted at the time these reserves were established.

For our other businesses, the remaining unfavorable prior year development in 2009 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

(12) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these defined benefit pension plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2011 and 2010, we recorded a liability related to these benefits of $58 million and $39 million, respectively. We recognized a decrease in OCI of $17 million in 2011 and an increase in OCI of less than $1 million in 2010.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits will be limited to associates who are within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2011 and 2010, the accumulated postretirement benefit obligation associated with these benefits was $80 million and $74 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. We recognized a decrease in OCI of $2 million in 2011 and an increase in OCI of $3 million in 2010.

Our cost associated with our pension, retiree health and life insurance benefit plans was $27 million, $39 million and $40 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

which vest immediately, up to 6% of the employee’s pay. In December 2010, we announced employees hired on or after January 1, 2011 will not vest immediately in Genworth matching contributions but will fully vest after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2011 and 2010 in relation to this plan option was $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution plan. Our cost associated with these plans was $19 million, $13 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our long-term care insurance is provided through our group long-term care insurance business. The premiums recorded by these businesses related to these benefits were insignificant during 2011, 2010 and 2009.

(13) Borrowings and Other Financings

(a) Short-Term Borrowings

Commercial Paper Facility

We have a $1.0 billion commercial paper program whereby notes are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. As of December 31, 2011, we had no commercial paper outstanding.

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin and we have access to $1.9 billion under these facilities. As of December 31, 2011, we had no borrowings under these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2010, we had no borrowings under these facilities; however, we utilized $56 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries. In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010. In November 2010, we repaid $125 million of outstanding borrowings under each of our five-year revolving credit facilities with cash on hand. The remaining outstanding borrowings of $240 million under each of our five-year revolving credit facilities were repaid with net proceeds from our senior notes offering that was completed in November 2010, together with cash on hand.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2011	2010
1.6% Notes (Japanese Yen), due 2011	$—	$702
5.65% Senior Notes, due 2012 (1)	222	222
5.75% Senior Notes, due 2014 (1)	600	600
4.59% Senior Notes, due 2015 (2)	147	151
4.95% Senior Notes, due 2015 (1)	350	350
8.625% Senior Notes, due 2016 (1)	300	299
6.52% Senior Notes, due 2018 (1)	600	600
5.68% Senior Notes, due 2020 (2)	270	277
7.70% Senior Notes, due 2020 (1)	400	400
7.20% Senior Notes, due 2021 (1)	399	399
7.625% Senior Notes, due 2021 (1)	400	—
Floating Rate Junior Notes, due 2021 (3)	143	—
6.50% Senior Notes, due 2034 (1)	297	297
6.15% Junior Notes, due 2066	598	598
Mandatorily redeemable preferred stock	—	57

Total	$4,726	$4,952

(1)

We have the option to redeem all or a portion of the senior notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

(2)	Senior notes issued by our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”).
(3)	Subordinated floating rate notes issued by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited.

Long-Term Senior Notes

In March 2011, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.625% per year payable semi-annually, and maturing in September 2021 (“September 2021 Notes”). The September 2021 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $397 million from the issuance of the September 2021 Notes were used for general corporate purposes.

In December 2010, our majority-owned subsidiary, Genworth Canada, issued CAD$150 million of 4.59% senior notes due 2015. The net proceeds of the offering were used to fund transactions among Genworth Canada and its wholly-owned Canadian subsidiaries. Genworth Canada used the proceeds it received from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders.

In November 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.200% per year payable semi-annually, and maturing in February 2021 (“February 2021 Notes”). The February 2021 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $396 million

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

from the issuance of the February 2021 Notes, together with cash on hand, were used to repay in full the outstanding borrowings under our two five-year revolving credit facilities.

In June 2010, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.700% per year payable semi-annually, and maturing in June 2020 (“2020 Notes”). The 2020 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $397 million from the issuance of the 2020 Notes were used to repay $100 million of outstanding borrowings under each of our five-year revolving credit facilities and the remainder of the proceeds were used for general corporate purposes.

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

In December 2009, we issued senior notes having an aggregate principal amount of $300 million, with an interest rate equal to 8.625% per year payable semi-annually, and maturing in December 2016 (“2016 Notes”). The 2016 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $298 million from the issuance of the 2016 Notes were used for general corporate purposes.

In May 2008, we issued senior notes having an aggregate principal amount of $600 million, with an interest rate equal to 6.515% per year payable semi-annually, and maturing in May 2018 (“2018 Notes”). The 2018 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $597 million from the issuance of the 2018 Notes were used for general corporate purposes.

In June 2007, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 5.65% per year payable semi-annually, and maturing in June 2012 (“2012 Notes”). The 2012 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $349 million from the issuance of the 2012 Notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand.

In September 2005, we issued senior notes having an aggregate principal amount of $350 million, with an interest rate equal to 4.95% per year payable semi-annually, and maturing in October 2015 (“2015 Notes”). The 2015 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $348 million from the issuance of the 2015 Notes were used to reduce our outstanding commercial paper borrowings.

In June 2004, we issued senior notes having an aggregate principal amount of $1.9 billion. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates were 4.48% on the

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

senior notes that matured in 2009 and will be 5.51% on the senior notes maturing in 2014 and 6.35% on the senior notes maturing in 2034. These senior notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations.

In June 2001, GEFAHI issued ¥60.0 billion of unsecured senior notes through a public offering at a price of ¥59.9 billion. ¥3.0 billion of the notes were retired during 2004. We entered into arrangements to swap our obligations under these notes to a U.S. dollar obligation with a notional principal amount of $491 million and bearing interest at a rate of 4.84% per annum. We assumed this obligation under these notes in 2004 in connection with our corporation formation and IPO. During the second quarter of 2011, we repaid ¥57.0 billion of senior notes that matured in June 2011, plus accrued and unpaid interest. In addition, the arrangements to swap our obligations under these notes to a U.S. dollar obligation matured. Upon maturity of these swaps, we received $212 million from the derivative counterparty resulting in a net repayment of $491 million of principal related to these notes.

Long-Term Junior Subordinated Notes

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

Mandatorily Redeemable Preferred Stock

As part of our corporate formation, we issued $100 million of 5.25% Series A Preferred Stock (“Series A Preferred Stock”) to GEFAHI. GEFAHI sold all of our Series A Preferred Stock in a public offering concurrent

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

with our IPO. Two million shares of our authorized preferred stock were designated 5.25% Cumulative Series A Preferred Stock. As of December 31, 2009, approximately 1.3 million shares of our Series A Preferred Stock were outstanding. During August 2010, we repurchased 120,000 shares of our Series A Preferred Stock for $6 million. As of December 31, 2010, approximately 1.2 million shares of our Series A Preferred Stock were outstanding. On June 1, 2011, we redeemed all the remaining outstanding shares of our Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

Dividends on the Series A Preferred Stock were fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share plus (2) accumulated and unpaid dividends. Dividends were payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. For the years ended December 31, 2011, 2010 and 2009, we paid dividends of $2 million, $3 million and $5 million, respectively, which was recorded as interest expense in the consolidated statements of income.

(c) Non-Recourse Funding Obligations

We issued non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance products.

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2011	2010
River Lake Insurance Company (a), due 2033	$570	$570
River Lake Insurance Company (b), due 2033	500	500
River Lake Insurance Company II (a), due 2035	192	300
River Lake Insurance Company II (b), due 2035	520	550
River Lake Insurance Company III (a), due 2036	411	430
River Lake Insurance Company III (b), due 2036	240	250
River Lake Insurance Company IV Limited (b), due 2028	508	522
Rivermount Insurance Company I (a), due 2050	315	315

Total	$3,256	$3,437

(a)	Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

During 2011, we acquired $175 million principal amount of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $48 million. We have accounted for these transactions as redemptions of our non-recourse funding obligations. On March 25, 2011, River Lake IV repaid $6 million of its total outstanding $22 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. On March 25, 2010, River Lake IV repaid $6 million of its total outstanding $28 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. On March 25, 2009, River Lake IV repaid $12 million of its total outstanding $40 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

On January 24, 2012, as part of a life block transaction, we repurchased $475 million of our non-recourse funding obligations. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer. The combined transactions will result in a U.S. GAAP after-tax loss of approximately $40 million that will be recorded in the first quarter of 2012.

The weighted-average interest rates on the non-recourse funding obligations as of December 31, 2011 and 2010 were 1.41% and 1.44%, respectively.

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes) and non-recourse funding obligations by maturity were as follows as of December 31, 2011:

(Amounts in millions)	Amount
2012	$222
2013	—
2014	600
2015	497
2016 and thereafter (1)	6,669

Total	$7,988

(1)	Repayment of $3.3 billion of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through our revolving credit facilities and cash flows from operations. As of December 31, 2011, we had an unused credit capacity within our revolving credit facilities of $1.6 billion.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(14) Income Taxes

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Current federal income taxes	$25	$(97)	$(100)
Deferred federal income taxes	(221)	(326)	(499)

Total federal income taxes	(196)	(423)	(599)

Current state income taxes	8	(9)	3
Deferred state income taxes	(8)	(1)	(4)

Total state income taxes	—	(10)	(1)

Current foreign income taxes	329	191	180
Deferred foreign income taxes	(80)	33	27

Total foreign income taxes	249	224	207

Total provision (benefit) for income taxes	$53	$(209)	$(393)

Our current income tax payable was $140 million as of December 31, 2011 and our current income tax receivable was $58 million as of December 31, 2010.

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.1	(9.4)	(0.2)
Benefit on tax favored investments	(8.4)	(42.7)	6.6
Effect of foreign operations	(15.8)	(115.5)	6.4
Interest on uncertain tax positions	—	(8.5)	0.8
Non-deductible expenses	—	3.6	0.7
Non-deductible goodwill related to sale of subsidiary	4.7	—	—
Tax benefits related to separation from our former parent	—	(140.1)	—
Other, net	1.3	2.6	0.3

Effective rate	16.9%	(275.0)%	49.6%

The effective tax rate increased from the prior year primarily due to changes in uncertain tax benefits related to our 2004 separation from our former parent, GE. At the time of the separation, we made certain joint tax elections and realized certain tax benefits. During the first quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million of previously uncertain tax benefits related to separation became certain and we recognized those in the first quarter of 2010. Additionally, we recorded $23 million as additional paid-in capital related to our 2004 separation. The effective tax rate also increased due to higher pre-tax earnings in the current year, which decreased the relative magnitude of tax provision items.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The components of the net deferred income tax liability were as follows as of December 31:

(Amounts in millions)	2011	2010
Assets:
Investments	$584	$574
Net unrealized losses on investment securities	—	77
Foreign tax credit carryforwards	120	20
Accrued commission and general expenses	230	114
Net operating loss carryforwards	1,760	1,803
Other	194	438

Gross deferred income tax assets	2,888	3,026
Valuation allowance	(234)	(189)

Total deferred income tax assets	2,654	2,837

Liabilities:
Net unrealized gains on investment securities	746	—
Net unrealized gains on derivatives	214	48
Insurance reserves	1,240	1,191
DAC	1,890	1,741
PVFP and other intangibles	25	64
Other	175	314

Total deferred income tax liabilities	4,290	3,358

Net deferred income tax liability	$1,636	$521

The above valuation allowances of $234 million and $189 million, respectively, related to state deferred tax assets and foreign net operating losses as of December 31, 2011 and 2010, respectively. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

NOL carryforwards amounted to $5,048 million as of December 31, 2011, and, if unused, will expire beginning in 2022. Foreign tax credit carryforwards amounted to $120 million as of December 31, 2011, and, if unused will expire in 2015. The benefits of the NOL and foreign tax credit carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post-IPO periods. As of December 31, 2011 and 2010, we have recorded in our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $599 million. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 12 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $18 million, $17 million and $21 million for the years ended December 31, 2011, 2010 and 2009, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2011 and 2010, we have

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

recorded the estimated present value of our remaining obligation to GE of $310 million and $339 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2011, amounted to approximately $2,886 million. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the United States. Our international businesses held cash and short-term investments of $644 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2011.

We plan to pursue a sale of a minority interest position of our Australian mortgage insurance business through an IPO in Australia during 2012, subject to market conditions and regulatory approval. We anticipate selling up to 40% of our share position, while maintaining control. The structuring of the planned IPO results in no expected tax charge.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2011	2010	2009
Balance as of January 1	$193	$285	$286
Tax positions related to the current period:
Gross additions	19	23	67
Gross reductions	—	(14)	(2)
Tax positions related to the prior years:
Gross additions	28	69	28
Gross reductions	(14)	(159)	(94)
Settlements	—	(11)	—

Balance as of December 31	$226	$193	$285

The total amount of unrecognized tax benefits was $226 million as of December 31, 2011, of which $29 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded no benefits related to interest and penalties during 2011. We recorded $9 million and $6 million of benefits for interest and penalties during 2010 and 2009, respectively. We had approximately $9 million of interest and penalties accrued as of December 31, 2011 and 2010.

We file U.S. federal income tax returns and various state and local and foreign income tax returns. With few exceptions, we are no longer subject to U.S. federal or foreign income tax examinations for tax years through 2006. Exceptions include several refund claims with respect to our consolidated life company returns as well as certain outstanding processing matters relating to certain amounts for pre-2005 years. Also, HM Revenue and Customs is currently reviewing our U.K. income tax returns for 2003 and later years. We believe any exposure with respect to these pre-2006 years has been sufficiently recorded in the financial statements. Potential U.S. state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The IRS has recently submitted revenue agent reports (“RARs”) with respect to its completion of its review of our U.S. income tax returns for the 2007 and 2008 tax years. The RAR with respect

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

to the non-life consolidated returns is fully agreed and the only outstanding matter with respect such returns regards the processing of the fully recorded outstanding tax and interest amounts. The RAR with respect to the 2007 to 2008 life consolidated returns has disagreed issues which have been timely protested and are currently under the jurisdiction of the IRS appeals division. For those companies that filed consolidated returns with our former parent, GE, in 2003 and 2004 before our IPO (which included the pre-IPO related transactions), the IRS has completed its examination of these GE consolidated returns and the appropriate adjustments under the Tax Matters Agreement and other tax sharing arrangements with GE are still in process. We are also responsible for any tax liability of any separate U.S. federal and state life insurance pre-disposition period returns of former life insurance subsidiaries sold to Aetna, Inc. on October 1, 2011.

We believe it is reasonably possible that in 2012 as a result of our open audits and appeals, up to approximately $175 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain life insurance deductions in the United States and Canada.

(15) Supplemental Cash Flow Information

Net cash paid for taxes was $194 million, $253 million and $200 million and cash paid for interest was $444 million, $378 million and $327 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Supplemental schedule of non-cash investing and financing activities:
Change in collateral for securities lending transactions	$(285)	$(41)	$(133)

Total non-cash transactions	$(285)	$(41)	$(133)

Prior to the second quarter of 2011, we recorded non-cash collateral related to the securities lending program in Canada in other invested assets with a corresponding liability in other liabilities representing our obligation to return the non-cash collateral. Since we do not have rights to sell or pledge the non-cash collateral, we determined the gross presentation of these amounts were not required and changed our presentation of these amounts, resulting in the reduction of the non-cash collateral balance during the year ended December 31, 2011. See note 2 for additional information on the change in presentation of non-cash collateral related to our securities lending program in Canada.

(16) Stock-Based Compensation

We grant share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (“Omnibus Incentive Plan”). We recorded stock-based compensation expense under the Omnibus Incentive Plan of $32 million, $40 million and $26 million, respectively, for the years ended December 31, 2011, 2010 and 2009. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

For purposes of determining the fair value of stock-based payment awards on the date of grant, we typically use the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that involve

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

judgment. Management periodically evaluates the assumptions and methodologies used to calculate fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies.

The following table contains the stock option and SAR weighted-average grant-date fair value information and related valuation assumptions, excluding exchanged grants and performance-accelerated options described further below, for the years ended December 31:

	Stock Options and SARs (1)
	2011	2010	2009
Awards granted (in thousands)	2,730	3,240	3,456
Maximum share value at exercise of SARs	$75.00	$—	$—
Fair value per options and SARs	$3.19	$10.48	$1.34
Valuation assumptions:
Expected term (years)	6.0	6.0	6.0
Expected volatility	95.3%	92.8%	55.7%
Expected dividend yield	0.5%	0.5%	0.5%
Risk-free interest rate	2.9%	2.9%	2.7%

(1)

Fair value information and related valuation assumptions have been revised for the years 2010 and 2009 to include SARs. Prior to the change, only stock option information and valuation assumptions were presented.

During 2011, we granted SARs with exercise prices ranging from $5.84 to $12.75. These SARs have a feature that places a cap on the amount of gain that can be recognized upon exercise of the SARs. Specifically, if the price of our Class A Common Stock reaches $75.00, any vested portion of the SAR will be automatically exercised. In 2010, we granted SARs with no cap feature and an exercise price of $14.18. During 2011 and 2010, we granted stock options with exercise prices ranging from $12.75 to $13.50 and $14.18 to $18.45, respectively. The stock option and SAR grant prices equaled the closing market prices of our Class A Common Stock on the date of grant and the awards have an exercise term of ten years. The stock options and SARs granted in 2011 and 2010 have vesting periods of four years in annual increments commencing on the first anniversary of the grant date. Additionally, during 2011 and 2010, we issued RSUs with restriction periods of four years and a fair value of $5.84 to $13.50 and $11.58 to $14.92, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.

For purposes of determining the fair value of 1.4 million shares of performance-accelerated SARs and 0.2 million shares of performance-accelerated non-qualified options that were issued in August 2009, we used the Monte-Carlo Simulation. Monte-Carlo Simulation is a technique used to simulate future stock price movements in order to determine the fair value due to unique vesting and exercising provisions. The performance-accelerated SARs and options grant-date fair value was $5.28 and were fully amortized over a 1.4 year derived service period. The performance-accelerated SARs and options vest on the fourth anniversary of the grant date but are subject to earlier vesting in one-third increments based on the closing price of our Class A Common Stock exceeding certain specified amounts ($12.00, $16.00 and $20.00, respectively) for 20 consecutive trading days. Based on the closing price of our Class A Common Stock, the first two tranches at $12.00 and $16.00 vested in 2010.

Under the Omnibus Incentive Plan, we are authorized to grant 38 million equity awards.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table summarizes stock option activity as of December 31, 2011 and 2010:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2010	9,727	$14.05
Granted	2,176	$14.17
Exercised	(466)	$4.33
Forfeited	(1,783)	$21.18
Expired	—	$—

Balance as of January 1, 2011	9,654	$13.23
Granted	34	$13.08
Exercised	(404)	$3.82
Forfeited	(1,319)	$19.28
Expired	—	$—

Balance as of December 31, 2011	7,965	$12.70

Exercisable as of December 31, 2011	5,138	$14.17

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price	Shares in thousands	Average exercise price
$2.00 - $2.46 (2)	1,386	7.08	$2.45	791	$2.45
$5.30 - $7.80	2,189	4.01	$7.78	1,371	$7.78
$9.10 - $14.18	1,839	7.99	$14.13	486	$14.09
$14.92 - $19.50	1,798	1.51	$18.81	1,789	$18.82
$19.67 - $34.13	753	3.27	$27.78	701	$28.07

	7,965		$12.70	5,138	$14.17

(1)	Average contractual life remaining in years.
(2)	These shares have an aggregate intrinsic value for total options and exercisable options of $6 million and $3 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table summarizes the status of our other equity-based awards as of December 31, 2011 and 2010:

	RSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value (2)
Balance as of January 1, 2010	3,902	$25.87	449	$15.48	8,043	$6.93
Granted	787	$14.06	91	$14.08	1,064	$10.50
Exercised	(729)	$24.32	(41)	$12.92	(232)	$3.60
Terminated (1)	(1,118)	$30.58	—	$—	(56)	$7.48

Balance as of January 1, 2011	2,842	$18.52	499	$10.26	8,819	$7.44
Granted	955	$12.55	158	$8.06	2,696	$3.11
Exercised	(987)	$17.54	(119)	$3.02	(95)	$1.28
Terminated	(278)	$18.10	—	$—	(946)	$7.02

Balance as of December 31, 2011	2,532	$16.65	538	$9.46	10,474	$6.42

(1)	Included 842,300 of Performance Stock Units (“PSUs”) that were terminated. As of December 31, 2010, there are no remaining PSUs outstanding.
(2)

The amounts for the 2010 weighted-average grant date fair values for SARs were previously disclosed as the grant price on the date of the grant. The prior year amounts have been re-presented to reflect the actual weighted-average fair value on the date of the grant.

In July 2009, we commenced a stockholder approved offer to eligible employees to exchange eligible stock options and SARs (the “Eligible Options and SARs”) for a reduced number of stock options and SARs (collectively, the “Replacement Awards”). Pursuant to the exchange offer, Eligible Options and SARs representing the right to acquire an aggregate of 8,721,962 shares of our Class A Common Stock were tendered and accepted by us in August 2009. On August 19, 2009, 1,455 employees participated in the exchange and we granted the Replacement Awards, consisting of an aggregate of 2,598,588 new stock options and 308,210 new SARs, in exchange for the Eligible Options and SARs surrendered in the exchange offer. The exercise (or base) price of the Replacement Awards was $7.80, which was the closing price of our Class A Common Stock on August 19, 2009, as reported on the New York Stock Exchange. The Replacement Awards have the same term (or expiration date) as the Eligible Options and SARs for which they were exchanged, and will vest and become exercisable, subject to continued employment, over a three-or four-year period. Generally, unvested Replacement Awards will be forfeited if an eligible employee’s employment terminates for any reason other than retirement, business disposition, death, disability or layoff (in which cases a portion or all may become vested in accordance with the Omnibus Incentive Plan). There was no additional incremental compensation expense resulting from the exchange.

As of February 12, 2009, all outstanding DSUs, which were originally payable in cash, were amended to be settled in shares of our Class A Common Stock on a one-for-one basis.

As of December 31, 2011 and 2010, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $49 million and $69 million, respectively. This expense is expected to be recognized over a weighted-average period of two years.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

There was $2 million in cash received from stock options exercised in both 2011 and 2010. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $6 million as of December 31, 2011 and 2010.

In connection with the initial public offering of Genworth Canada in July 2009, our indirect subsidiary, Genworth Canada, granted stock options and other equity-based awards to its Canadian employees. As of December 31, 2011, Genworth Canada had outstanding 1,152,450 of stock options and 140,940 of RSUs and PSUs, the majority of which were unvested, and 20,437 of DSUs, all of which were vested. As of December 31, 2010, Genworth Canada had outstanding 984,200 of stock options and 142,275 of RSUs, the majority of which were unvested, and 9,831 of DSUs, all of which were vested. For the year ended December 31, 2011, we recorded a benefit from stock-based compensation of $1 million and stock-based compensation expense of $4 million for the year ended December 31, 2010. For the years ended December 31, 2011 and 2010, we estimated total unrecognized expense of $1 million and $4 million, respectively, related to these awards. See note 23 for additional information regarding the initial public offering of Genworth Canada.

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

Non-recourse funding obligations. Based on the then-current coupon, revalued based on the LIBOR and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Borrowings related to securitization entities. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

The following represents the fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2011				2010
(Amounts in millions)	Notional amount		Carrying amount	Fair value	Notional amount		Carrying amount	Fair value
Assets:
Commercial mortgage loans		$(1)	$6,092	$6,500		$(1)	$6,718	$6,896
Restricted commercial mortgage loans (2)		(1)	411	461		(1)	507	554
Other invested assets		(1)	786	795		(1)	267	272
Liabilities:
Long-term borrowings (3)		(1)	4,726	4,353		(1)	4,952	4,928
Non-recourse funding obligations (3)		(1)	3,256	2,160		(1)	3,437	2,170
Borrowings related to securitization entities (2)		(1)	348	375		(1)	443	467
Investment contracts		(1)	18,880	19,681		(1)	19,772	20,471
Other firm commitments:
Commitments to fund limited partnerships	78		—	—	110		—	—
Ordinary course of business lending commitments	9		—	—	28		—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	See note 13 for additional information related to borrowings.

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

We utilize certain third-party data providers when determining fair value. We consider information obtained from third-party pricing services as well as third-party broker provided prices, or broker quotes, in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by third-party pricing services and broker quotes, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received; including an understanding of the assumptions and inputs utilized to determine the appropriate fair value.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables summarize the primary sources considered when determining fair value of each class of fixed maturity securities as of December 31:

	2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$4,850	$—	$4,850	$—
Internal models	13	—	—	13

Total U.S. government, agencies and government-sponsored enterprises	4,863	—	4,850	13

Tax-exempt:
Pricing services	503	—	503	—

Total tax-exempt	503	—	503	—

Government—non-U.S.:
Pricing services	2,201	—	2,201	—
Internal models	10	—	—	10

Total government—non-U.S.	2,211	—	2,201	10

U.S. corporate:
Pricing services	22,168	—	22,168	—
Broker quotes	250	—	—	250
Internal models	2,840	—	579	2,261

Total U.S. corporate	25,258	—	22,747	2,511

Corporate—non-U.S.:
Pricing services	11,925	—	11,925	—
Broker quotes	78	—	—	78
Internal models	1,754	—	548	1,206

Total corporate—non-U.S.	13,757	—	12,473	1,284

Residential mortgage-backed:
Pricing services	5,600	—	5,600	—
Broker quotes	36	—	—	36
Internal models	59	—	—	59

Total residential mortgage-backed	5,695	—	5,600	95

Commercial mortgage-backed:
Pricing services	3,361	—	3,361	—
Broker quotes	15	—	—	15
Internal models	24	—	—	24

Total commercial mortgage-backed	3,400	—	3,361	39

Other asset-backed:
Pricing services	2,328	—	2,328	—
Broker quotes	271	—	—	271
Internal models	9	—	9	—

Total other asset-backed	2,608	—	2,337	271

Total fixed maturity securities	$58,295	$—	$54,072	$4,223

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables summarize the primary sources considered when determining fair value of equity securities as of December 31:

	2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$263	$261	$2	$—
Broker quotes	6	—	—	6
Internal models	92	—	—	92

Total equity securities	$361	$261	$2	$98

	2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$245	$240	$5	$—
Broker quotes	6	—	—	6
Internal models	81	—	—	81

Total equity securities	$332	$240	$5	$87

The following tables summarize the primary sources considered when determining fair value of trading securities as of December 31:

	2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$524	$—	$524	$—
Broker quotes	264	—	—	264

Total trading securities	$788	$—	$524	$264

	2010
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$348	$—	$348	$—
Broker quotes	230	—	—	230
Internal models	99	—	—	99

Total trading securities	$677	$—	$348	$329

Restricted other invested assets related to securitization entities

We have trading securities related to securitization entities that are classified as restricted other invested assets and are carried at fair value. The trading securities represent asset-backed securities. The valuation for trading securities is determined using a market approach and/or an income approach depending on the availability of information. For certain highly rated asset-backed securities, there is observable market information for transactions of the same or similar instruments, which is provided to us by a third-party pricing service and is classified as Level 2. For certain securities that are not actively traded, we determine fair value after considering third-party broker provided prices or discounted expected cash flows using current yields for similar securities and classify these valuations as Level 3.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Prior to the third quarter of 2010, the discount rate was based on the swap curve, which incorporated the non-performance risk of our GMWB liabilities. Beginning in 2009, the swap curve dropped below the U.S. Treasury curve at certain points on the longer end of the curve, and in 2010, the points below the U.S. Treasury curve expanded to several points beyond 10 years. For these points on the curve, we utilized the U.S. Treasury curve as our discount rate through the second quarter of 2010. Beginning in the third quarter of 2010, we revised our discount rate to reflect market credit spreads that represent an adjustment for the non-performance risk of the GMWB liabilities. The credit spreads included in our discount rate range from 60 to 85 basis points over the most relevant points on the U.S. Treasury curve. As of December 31, 2011 and 2010, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $109 million and $44 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

Years Ended December 31, 2011, 2010 and 2009

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,863	$—	$4,850	$13
Tax-exempt	503	—	503	—
Government—non-U.S.	2,211	—	2,201	10
U.S. corporate	25,258	—	22,747	2,511
Corporate—non-U.S.	13,757	—	12,473	1,284
Residential mortgage-backed	5,695	—	5,600	95
Commercial mortgage-backed	3,400	—	3,361	39
Other asset-backed	2,608	—	2,337	271

Total fixed maturity securities	58,295	—	54,072	4,223

Equity securities	361	261	2	98

Other invested assets:
Trading securities	788	—	524	264
Derivative assets:
Interest rate swaps	1,350	—	1,345	5
Foreign currency swaps	32	—	32	—
Credit default swaps	1	—	1	—
Equity index options	39	—	—	39
Equity return swaps	7	—	7	—
Forward bond purchase commitments	47	—	47	—
Other foreign currency contracts	9	—	—	9

Total derivative assets	1,485	—	1,432	53

Securities lending collateral	406	—	406	—
Derivatives counterparty collateral	323	—	323	—

Total other invested assets	3,002	—	2,685	317

Restricted other invested assets related to securitization entities	376	—	200	176
Other assets (1)	29	—	29	—
Reinsurance recoverable (2)	16	—	—	16
Separate account assets	10,122	10,122	—	—

Total assets	$72,201	$10,383	$56,988	$4,830

Liabilities
Policyholder account balances (3)	$492	$—	$—	$492
Other liabilities:
Contingent purchase price	46	—	—	46
Derivative liabilities:
Interest rate swaps	376	—	376	—
Interest rate swaps related to securitization entities	28	—	28	—
Inflation indexed swaps	43	—	43	—
Credit default swaps	59	—	2	57
Credit default swaps related to securitization entities	177	—	—	177
Equity return swaps	4	—	4	—
Other foreign currency contracts	11	—	11	—

Total derivative liabilities	698	—	464	234

Total other liabilities	744	—	464	280

Borrowings related to securitization entities	48	—	—	48

Total liabilities	$1,284	$—	$464	$820

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

Years Ended December 31, 2011, 2010 and 2009

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$24	$(22)	$13	$—
Government—non-U.S.	1	—	—	—	—	—	—	9	—	10	—
U.S. corporate (1)	1,100	(8)	72	113	(25)	—	(105)	1,790	(426)	2,511	(8)
Corporate—non-U.S. (1)	368	(26)	11	103	(71)	—	(13)	1,132	(220)	1,284	(26)
Residential mortgage- backed	143	(1)	(11)	3	(15)	—	(30)	9	(3)	95	(1)
Commercial mortgage- backed	50	(2)	2	—	(1)	—	(11)	1	—	39	(2)
Other asset-backed	268	—	—	8	(8)	—	(43)	46	—	271	—

Total fixed maturity securities	1,941	(37)	74	227	(120)	—	(202)	3,011	(671)	4,223	(37)

Equity securities	87	1	1	24	(13)	—	(2)	—	—	98	—

Other invested assets:
Trading securities	329	(1)	—	5	(41)	—	(28)	—	—	264	(1)
Derivative assets:
Interest rate swaps	5	1	—	—	—	—	(1)	—	—	5	1
Credit default swaps	6	(6)	—	—	—	—	—	—	—	—	(6)
Equity index options	33	7	—	44	—	—	(45)	—	—	39	7
Other foreign currency contracts	—	(1)	—	10	—	—	—	—	—	9	(1)

Total derivative assets	44	1	—	54	—	—	(46)	—	—	53	1

Total other invested assets	373	—	—	59	(41)	—	(74)	—	—	317	—

Restricted other invested assets related to securitization entities (2)	171	5	—	—	—	—	—	—	—	176	5
Reinsurance recoverable (3)	(5)	18	—	—	—	3	—	—	—	16	18

Total Level 3 assets	$2,567	$(13)	$75	$310	$(174)	$3	$(278)	$3,011	$(671)	$4,830	$(14)

(1)

The majority of the transfers into Level 3 during the fourth quarter of 2011 related to a reclassification of certain private securities valued using internal models which previously had not been identified as having significant unobservable inputs. Prior to the fourth quarter of 2011, these securities had been misclassified as Level 2. The remaining transfers into and out of Level 3 were primarily related to private fixed rate U.S. and non-U.S. corporate securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.

(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

	Beginning balance as of January 1, 2010	Total realized and unrealized gains (losses)		Purchases, sales, issuances and settlements, net	Transfer into Level 3	Transfer out of Level 3 (1)	Ending balance as of December 31, 2010	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities
U.S. government, agencies and government-sponsored enterprises	$16	$—	$—	$(2)	$17	$(20)	$11	$—
Tax-exempt	2	—	—	—	—	(2)	—	—
Government—non-U.S.	7	—	2	—	16	(24)	1	—
U.S. corporate (2)	1,073	21	33	—	870	(897)	1,100	16
Corporate—non-U.S. (2)	504	(20)	15	22	489	(642)	368	(22)
Residential mortgage-backed	1,481	—	8	86	79	(1,511)	143	—
Commercial mortgage-backed	3,558	(5)	24	(79)	21	(3,469)	50	—
Other asset-backed (3)	1,419	(24)	39	(10)	108	(1,264)	268	(24)

Total fixed maturity securities	8,060	(28)	121	17	1,600	(7,829)	1,941	(30)

Equity securities	9	11	—	7	120	(60)	87	—

Other invested assets:
Trading securities (3)	145	12	—	(41)	213	—	329	12
Derivative assets:
Interest rate swaps	3	2	—	—	—	—	5	2
Interest rate swaptions	54	11	—	(65)	—	—	—	11
Credit default swaps	6	—	—	—	—	—	6	—
Equity index options	39	(73)	—	67	—	—	33	(73)
Other foreign currency options	8	(8)	—	—	—	—	—	(8)

Total derivative assets	110	(68)	—	2	—	—	44	(68)

Total other invested assets	255	(56)	—	(39)	213	—	373	(56)

Restricted other invested assets related to securitization entities (4)	—	(3)	—	—	174	—	171	(6)
Reinsurance recoverable (5)	(5)	(3)	—	3	—	—	(5)	(3)

Total Level 3 assets	$8,319	$(79)	$121	$(12)	$2,107	$(7,889)	$2,567	$(95)

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

(3)

Transfers into trading securities were offset by transfers out of other asset-backed securities and were driven primarily by the adoption of new accounting guidance related to embedded credit derivatives.

(4)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 18 for additional information related to consolidated securitization entities.
(5)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2011	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$121	$334	$—	$—	$—	$37	$—	$—	$—	$492	$338
Other liabilities:
Contingent purchase price	—	25	—	—	—	21	—	—	—	46	25
Derivative liabilities:
Credit default swaps	7	48	—	3	—	—	(1)	—	—	57	48
Credit default swaps related to securitization entities	129	48	—	—	—	—	—	—	—	177	48
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	96	—	3	—	—	(4)	—	—	234	96

Total other liabilities	139	121	—	3	—	21	(4)	—	—	280	121

Borrowings related to securitization entities (2)	51	(3)	—	—	—	—	—	—	—	48	(2)

Total Level 3 liabilities	$311	$452	$—	$3	$—	$58	$(4)	$—	$—	$820	$457

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 18 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(Amounts in millions)	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases sales, issuances and settlements, net	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances (1)	$175	$(90)	$—	$36	$—	$—	$121	$(87)
Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(42)	—	(25)	—	—	—	(42)
Credit default swaps	—	7	—	—	—	—	7	7
Credit default swaps related to securitization entities (2)	—	9	—	(1)	121	—	129	9
Equity index options	2	3	—	(2)	—	—	3	3

Total derivative liabilities	71	(25)	—	(28)	121	—	139	(25)
Borrowings related to securitization entities	—	(9)	—	—	60	—	51	(9)

Total Level 3 liabilities	$246	$(124)	$—	$8	$181	$—	$311	$(121)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 18 for additional information related to consolidated securitization entities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The following table summarizes the total securitized assets as of December 31:

(Amounts in millions)	2011	2010
Receivables secured by:
Other assets	$157	$164

Total securitized assets not required to be consolidated	157	164

Total securitized assets required to be consolidated	487	575

Total securitized assets	$644	$739

Financial support for certain securitization entities was provided under credit support agreements that remain in place throughout the life of the related entities. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. As of December 31, 2011 and 2010, we provided limited recourse for a maximum of $40 million of credit losses related to one of our commercial mortgage loan entities that was required to be consolidated with total assets of $91 million and $115 million, respectively, as of December 31, 2011 and 2010. There were no amounts recorded or paid for these limited recourse liabilities as of December 31, 2011 and 2010.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

In certain instances, we determined we were the party with power but did not have a variable interest in the entity. Our interest in the entities included servicer fees and excess interest on previous policy loan securitizations, where our benefit from our excess interest holding is subordinated to third-party holdings. Based on the composition of the assets in the securitization entity, there were no reasonable scenarios that would result in our interest receiving any significant benefit from the entity. As a result, our interest would not be considered a variable interest in the entity as a result of meeting certain requirements in the accounting guidance. Our retained interests in these entities were not significant in 2011 or 2010.

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

There has been no new asset securitization activity in 2011 or 2010.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

For one of our commercial mortgage loan securitization entities with total assets of $91 million and $115 million, respectively, as of December 31, 2011 and 2010, our economic interest represents the excess interest received on the loans compared to the interest paid on the entity’s obligation. Additionally, we provide limited recourse for a maximum of $40 million credit losses. We also act as the servicer for the underlying mortgage loans and have the ability to direct certain activities in accordance with the agreements related to the securitization entity.

For the other commercial mortgage loan securitization entity with total assets of $327 million and $397 million, respectively, as of December 31, 2011 and 2010, our economic interest represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity. The commercial mortgage loans are serviced by a third-party servicer and special servicer. However, we have the right to replace the special servicer without cause at any time. This right is recognized under accounting guidance as resulting in our effective control of the activities directed by the special servicer.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2011	2010
Revenues:
Net investment income:
Restricted commercial mortgage loans	$40	$39
Restricted other invested assets	—	2

Total net investment income	40	41

Net investment gains (losses):
Trading securities	12	8
Derivatives	(62)	(19)
Commercial mortgage loans	—	(1)
Borrowings related to securitization entities recorded at fair value	3	9

Total net investment gains (losses)	(47)	(3)

Total revenues	(7)	38

Expenses:
Interest expense	26	29
Acquisition and operating expenses	1	1

Total expenses	27	30

Income (loss) before income taxes	(34)	8
Provision (benefit) for income taxes	(12)	3

Net income (loss)	$(22)	$5

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of December 31:

(Amounts in millions)	2011	2010
Assets
Investments:
Restricted commercial mortgage loans	$411	$507
Restricted other invested assets:
Trading securities	376	370
Other	1	2

Total restricted other invested assets	377	372

Total investments	788	879
Cash and cash equivalents	3	—
Accrued investment income	1	1

Total assets	$792	$880

Liabilities
Other liabilities:
Derivative liabilities	$206	$148
Other liabilities	4	2

Total other liabilities	210	150
Borrowings related to securitization entities	396	494

Total liabilities	$606	$644

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

(d) Borrowings Related To Consolidated Securitization Entities

Borrowings related to securitization entities were as follows as of December 31:

	2011			2010
(Amounts in millions)	Principal amount		Carrying value	Principal amount		Carrying value
GFCM LLC, due 2035, 5.2541%	$147		$147	$216		$216
GFCM LLC, due 2035, 5.7426%	113		113	113		113
Genworth Special Purpose Two, LLC, due 2023, 6.0175%	88		88	114		114
Marvel Finance 2007-1 LLC, due 2017 (1)	3		—	5		1
Marvel Finance 2007-4 LLC, due 2017 (1)	12		6	12		7
Genworth Special Purpose Five, LLC, due 2040 (1)	NA	(2)	42	NA	(2)	43

Total	$363		$396	$460		$494

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Principal amount not applicable. Notional balance was $117 million.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

(19) Insurance Subsidiary Financial Information and Regulatory Matters

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2011, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.3 billion to us in 2012 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2012 at this level as they retain capital for growth and to meet capital requirements.

Our domestic insurance subsidiaries paid dividends of $12 million (none of which were deemed “extraordinary”), $47 million ($20 million of which were deemed “extraordinary”) and $50 million ($24 million of which were deemed “extraordinary”) during 2011, 2010 and 2009, respectively.

In addition to the guarantees discussed in notes 18 and 22, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the Rivermont I guarantee, were $65 million and $46 million as of December 31, 2011 and 2010, respectively. We provide a limited guarantee to Rivermont I, an indirect subsidiary, which is accounted for

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2011 and 2010, the fair value of this derivative was $6 million and $23 million, respectively, and was recorded in other liabilities. We also provide an unlimited guarantee to policyholders for the solvency of our mortgage insurance subsidiary located in the United Kingdom. However, based on risk in-force as of December 31, 2011, we believe our mortgage insurance subsidiary has sufficient reserves and capital to cover its policyholder obligations.

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholders’ equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”) and Genworth Life Insurance Company of New York (“GLICNY”). River Lake VII was granted a permitted accounting practice from the state of Vermont to carry its reserves on a basis similar to U.S. GAAP. River Lake VIII was granted a permitted accounting practice from the state of Vermont to carry its reserves on a basis similar to U.S. GAAP. River Lake VI was granted a permitted accounting practice from the state of Delaware to record a portion of the undrawn amount of its existing letter of credit and any additional letters of credit as gross paid-in and contributed surplus, thereby including such amounts in its statutory surplus. The amount of the letters of credit recorded as gross paid-in and contributed surplus is equal to the excess of statutory reserves less the economic reserves. GLICNY received a permitted practice from New York to exempt certain of its investments from a new NAIC structured security valuation and ratings process.

The tables below include the combined statutory net loss and statutory capital and surplus for our U.S. domiciled insurance subsidiaries:

	Years ended December 31,
(Amounts in millions)	2011	2010	2009
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$(69)	$24	$101
Mortgage insurance subsidiaries	(684)	(925)	(621)

Combined statutory net loss, excluding captive reinsurance subsidiaries	(753)	(901)	(520)
Captive life insurance subsidiaries	(146)	(132)	(154)

Combined statutory net loss	$(899)	$(1,033)	$(674)

	As of December 31,
(Amounts in millions)	2011	2010
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,294	$2,213
Mortgage insurance subsidiaries	792	1,098

Combined statutory capital and surplus	$3,086	$3,311

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by a third-party letter of credit. Accordingly, the life insurance subsidiaries’ combined

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,518 million and $1,574 million as of December 31, 2011 and 2010, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake VI, River Lake VII and River Lake VIII, include surplus notes (non-recourse funding obligations) as further described in note 13.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2011 and 2010, each of our life insurance subsidiaries exceeded the minimum required RBC levels.

For regulatory purposes, our mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves for our U.S. mortgage insurance subsidiaries were approximately $4 million as of December 31, 2011.

As of December 31, 2011, Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, exceeded the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”). As of December 31, 2011, GEMICO’s risk-to-capital ratio was approximately 32.9:1. Over the next several quarters, we expect GEMICO’s risk-to-capital ratio to continue to increase. The amount of such increases will depend principally on the level of future losses incurred by GEMICO and the amount of additional capital that is generated within the business or capital support that we may provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time. However, effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business, although two such waivers are no longer in effect as of December 31, 2011. Consequently, GEMICO was authorized to write new business in 44 states as of December 31, 2011, and is unable to write new business in the six states with risk-to-capital requirements where it was not able to obtain or no longer operates with the benefit of a waiver. From December 31, 2010 until July 31, 2011 in the case of three of these states (and for a longer period for the fourth state), we wrote new insurance through another of our U.S. mortgage insurance subsidiaries, Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”). With the approval of applicable state insurance regulators and the GSEs, after July 31, 2011, we began writing new business through Genworth Residential Mortgage Assurance Corporation (“GRMAC”) in three of these states (and after December 31, 2011, in the two additional states with alternative risk-to-capital waiver limitations) while continuing to use GRMIC-NC to write new business in the sixth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on July 31, 2012 and December 31, 2012, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(20) Segment Information

(a) Operating Segment Information

Beginning in the fourth quarter of 2011, we changed our operating business segments to better align our businesses. Under the new structure, we operate through three divisions: Insurance and Wealth Management, Mortgage Insurance and Corporate and Runoff. Under these divisions, there are six operating business segments. The Insurance and Wealth Management Division includes the following operating business segments: U.S. Life Insurance (which includes our life insurance, long-term care insurance and fixed annuities businesses), International Protection (which includes our lifestyle protection insurance business) and Wealth Management. The Mortgage Insurance Division includes the following operating business segments: International Mortgage Insurance and U.S. Mortgage Insurance. The Corporate and Runoff Division includes the Runoff segment and Corporate and Other activities. The Runoff segment includes the results of non-strategic products which are no longer actively sold. These changes allow us to sharpen our focus on common aspects within each group of businesses while taking advantage of current financial synergies. Financial information has been updated for all periods to reflect the reorganized segment reporting structure. The following discussion reflects our reorganized operating segments.

We currently conduct our operations in the following operating business segments: (1) U.S. Life Insurance, which includes our life insurance, long-term care insurance and fixed annuities businesses; (2) International Protection Insurance, which includes our lifestyle protection insurance business; (3) Wealth Management; (4) International Mortgage Insurance, which includes mortgage insurance-related products and services; (5) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; and (6) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

There were no infrequent or unusual non-operating items excluded from net operating income (loss) during the periods presented other than a $20 million gain related to the sale of our Medicare supplement insurance business recorded in the fourth quarter of 2011 and a $106 million tax benefit related to separation from our former parent recorded in the first quarter of 2010.

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2011	U.S. Life Insurance	International Protection	Wealth Management	International Mortgage Insurance	U.S. Mortgage Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$2,979	$839	$—	$1,063	$564	$260	$—	$5,705
Net investment income	2,538	173	—	393	104	140	32	3,380
Net investment gains (losses)	(73)	(1)	—	42	46	(174)	(60)	(220)
Insurance and investment product fees and other	686	11	453	9	5	275	40	1,479

Total revenues	6,130	1,022	453	1,507	719	501	12	10,344

Benefits and other changes in policy reserves	3,774	135	—	458	1,325	234	—	5,926
Interest credited	659	—	—	—	—	135	—	794
Acquisition and operating expenses, net of deferrals	562	570	372	209	136	133	50	2,032
Amortization of deferred acquisition costs and intangibles	370	159	5	101	16	80	12	743
Goodwill impairment	—	—	—	—	—	—	29	29
Interest expense	104	38	—	31	—	2	331	506

Total benefits and expenses	5,469	902	377	799	1,477	584	422	10,030

Income (loss) before income taxes	661	120	76	708	(758)	(83)	(410)	314
Provision (benefit) for income taxes	229	27	29	212	(281)	(30)	(133)	53

Net income (loss)	432	93	47	496	(477)	(53)	(277)	261
Less: net income attributable to noncontrolling interests	—	—	—	139	—	—	—	139

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$432	$93	$47	$357	$(477)	$(53)	$(277)	$122

Total assets	$77,419	$2,404	$523	$9,748	$3,004	$16,102	$5,102	$114,302

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

2010	U.S. Life Insurance	International Protection	Wealth Management	International Mortgage Insurance	U.S. Mortgage Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,004	$939	$—	$994	$595	$322	$—	$5,854
Net investment income	2,473	154	—	355	116	130	38	3,266
Net investment gains (losses)	(159)	5	—	15	33	(2)	(35)	(143)
Insurance and investment product fees and other	468	14	352	8	10	215	45	1,112

Total revenues	5,786	1,112	352	1,372	754	665	48	10,089

Benefits and other changes in policy reserves	3,648	196	—	390	1,491	269	—	5,994
Interest credited	685	—	—	—	—	156	—	841
Acquisition and operating expenses, net of deferrals	542	593	287	205	131	135	72	1,965
Amortization of deferred acquisition costs and intangibles	365	177	4	90	19	88	13	756
Interest expense	103	51	—	8	—	2	293	457

Total benefits and expenses	5,343	1,017	291	693	1,641	650	378	10,013

Income (loss) before income taxes	443	95	61	679	(887)	15	(330)	76
Provision (benefit) for income taxes	151	21	21	166	(328)	(10)	(230)	(209)

Net income (loss)	292	74	40	513	(559)	25	(100)	285
Less: net income attributable to noncontrolling interests	—	—	—	143	—	—	—	143

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$292	$74	$40	$370	$(559)	$25	$(100)	$142

Total assets	$71,656	$2,718	$547	$9,704	$3,875	$18,806	$5,089	$112,395

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

2009	U.S. Life Insurance	International Protection	Wealth Management	International Mortgage Insurance	U.S. Mortgage Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,017	$1,141	$—	$927	$636	$297	$1	$6,019
Net investment income	2,207	157	—	313	134	213	9	3,033
Net investment gains (losses)	(840)	(17)	(1)	13	49	(144)	(101)	(1,041)
Insurance and investment product fees and other	413	20	279	6	7	306	27	1,058

Total revenues	4,797	1,301	278	1,259	826	672	(64)	9,069

Benefits and other changes in policy reserves	3,360	343	—	464	1,392	260	(1)	5,818
Interest credited	726	—	—	—	—	258	—	984
Acquisition and operating expenses, net of deferrals	516	645	229	174	132	121	67	1,884
Amortization of deferred acquisition costs and intangibles	291	210	4	72	22	169	14	782
Interest expense	97	50	—	1	—	—	245	393

Total benefits and expenses	4,990	1,248	233	711	1,546	808	325	9,861

Income (loss) before income taxes	(193)	53	45	548	(720)	(136)	(389)	(792)
Provision (benefit) for income taxes	(78)	8	17	152	(293)	(61)	(138)	(393)

Net income (loss)	(115)	45	28	396	(427)	(75)	(251)	(399)
Less: net income attributable to noncontrolling interests	—	—	—	61	—	—	—	61

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(115)	$45	$28	$335	$(427)	$(75)	$(251)	$(460)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Revenues:
U.S. Life Insurance segment:
Life insurance	$2,042	$1,778	$1,485
Long-term care insurance	3,002	2,834	2,436
Fixed annuities	1,086	1,174	876

Total U.S. Life Insurance segment’s revenues	6,130	5,786	4,797

International Protection segment’s revenues	1,022	1,112	1,301

Wealth Management segment’s revenues	453	352	278

International Mortgage Insurance segment:
Canada	823	796	729
Australia	612	496	442
Other Countries	72	80	88

International Mortgage Insurance segment’s revenues	1,507	1,372	1,259

U.S. Mortgage Insurance segment’s revenues	719	754	826

Runoff segment’s revenues	501	665	672

Corporate and Other’s revenues	12	48	(64)

Total revenues	$10,344	$10,089	$9,069

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(c) Net Operating Income (Loss) Available To Genworth Financial, Inc.’s Common Stockholders

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2011	2010	2009
U.S. Life Insurance segment:
Life insurance	$256	$144	$217
Long-term care insurance	132	163	168
Fixed annuities	74	79	(9)

U.S. Life Insurance segment’s net operating income	462	386	376

International Protection segment’s net operating income	94	71	56

Wealth Management segment’s net operating income	47	40	28

International Mortgage Insurance segment:
Canada	161	176	206
Australia	200	205	148
Other Countries	(29)	(18)	(25)

International Mortgage Insurance segment’s net operating income	332	363	329

U.S. Mortgage Insurance segment’s net operating loss	(507)	(580)	(459)

Runoff segment’s net operating income	25	30	52

Corporate and Other’s net operating loss	(239)	(184)	(184)

Net operating income available to Genworth Financial, Inc.’s common stockholders	214	126	198
Net investment gains (losses), net of taxes and other adjustments	(112)	(90)	(658)
Gain on sale of business, net of taxes	20	—	—
Net tax benefit related to separation from our former parent	—	106	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	122	142	(460)
Add: net income attributable to noncontrolling interests	139	143	61

Net income (loss)	$261	$285	$(399)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(d) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of or for the years ended December 31:

2011
(Amounts in millions)	United States	International	Total
Total revenues	$7,815	$2,529	$10,344

Net income (loss)	$(328)	$589	$261

Total assets	$102,150	$12,152	$114,302

2010
(Amounts in millions)	United States	International	Total
Total revenues	$7,605	$2,484	$10,089

Net income (loss)	$(302)	$587	$285

Total assets	$99,973	$12,422	$112,395

2009
(Amounts in millions)	United States	International	Total
Total revenues	$6,509	$2,560	$9,069

Net income (loss)	$(840)	$441	$(399)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(21) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2011 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$2,568	$2,655	$2,521	$2,600

Total benefits and expenses	$2,422	$2,721	$2,475	$2,412

Net income (loss)	$116	$(60)	$65	$140

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$82	$(96)	$29	$107

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.17	$(0.20)	$0.06	$0.22

Diluted	$0.17	$(0.20)	$0.06	$0.22

Weighted-average common shares outstanding:
Basic	490.1	490.6	490.8	490.9
Diluted (1)	494.4	490.6	492.5	492.7

(1)

As a result of our net loss for the three months ended June 30, 2011, we were required under applicable accounting guidance, to use basic weighted-average common shares outstanding in the calculation of the diluted loss per share, as the inclusion of shares for stock options, RSUs and SARs of 3.7 million, would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 494.3 million for the three months ended June 30, 2011.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

Our unaudited quarterly results of operations for the year ended December 31, 2010 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$2,421	$2,410	$2,667	$2,591

Total benefits and expenses	$2,302	$2,338	$2,527	$2,846

Net income (loss)	$212	$77	$122	$(126)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$178	$42	$83	$(161)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.36	$0.09	$0.17	$(0.33)

Diluted	$0.36	$0.08	$0.17	$(0.33)

Weighted-average common shares outstanding:
Basic	488.8	489.1	489.5	489.6
Diluted (1)	493.5	494.2	493.9	489.6

(1)	Included in the three months ended December 31, 2010 were increased losses in our U.S. mortgage insurance business.
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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for the U.S. Department of Housing and Urban Development, a subpoena requesting information substantially similar to the Minnesota Department of Commerce’s request. Since 2008, the Minnesota Department of Commerce has periodically requested additional information. In December 2011, the same subsidiary received a subpoena from the United States Department of Housing and Urban Development, Office of Inspector General with respect to reinsurance arrangements, including captive reinsurance transactions. In January 2012, we received an information request from the Consumer Financial Protection Bureau requesting information from our mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions. We have responded or will respond to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate as appropriate with respect to any follow-up requests or inquiries.

In December 2011 and January 2012, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance industry participants and mortgage lenders as a defendant in three putative class action lawsuits captioned as follows: Samp, et al. v. JPMorgan Chase Bank, N.A., et al, United States District Court for the Central District of California; White, et al v. The PNC Financial Services Group, Inc., et al, United States District Court for the Eastern District of Pennsylvania; and Menichino, et al v. Citibank NA, et al, United States District Court for the Western District of Pennsylvania. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a mortgage lender through captive reinsurance arrangements received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA and unjustly enriched the defendants for which plaintiffs seek declaratory relief and unspecified monetary damages, including restitution. We intend to vigorously defend these actions.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

The U.K. antitrust authorities conducted a review of the payment protection insurance sector and in January 2009, the antitrust authorities issued their final report that included the remedies to address the antitrust issues identified in their findings. The remedies included prohibitions on the sale of single premium payment protection insurance products, or the sale of payment protection products within seven days of the sale of the underlying credit product unless the consumer contacts the distributor after 24 hours of sale of the credit product, as well as additional informational remedies. Though it was previously anticipated that the remedies would be implemented during 2010, a successful appeal brought against key elements of the findings by a large U.K. retail bank delayed implementation of the full remedies package. The remedies package is expected to be fully implemented by mid-2012.

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

In July 2010, we received a subpoena from the office of the New York Attorney General, relating to an industry-wide investigation of the use of retained asset accounts as a settlement option for life insurance death benefit payments. When a retained asset account is established for a beneficiary, our insurance company subsidiary retains the death benefit proceeds in its general account and pays interest on those proceeds. Beneficiaries can withdraw all of the funds or a portion of the funds held in the account at any time. In addition to the subpoena, we have been contacted by state insurance regulators regarding retained asset accounts. We have responded to the New York Attorney General subpoena and state insurance regulator information requests, and will cooperate with respect to any follow-up requests or inquiries.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

In June 2011, we received a subpoena from the office of the New York Attorney General relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. In addition to the subpoena, other state regulators are conducting reviews and examinations on the same subject. We are cooperating with these requests and inquiries.

(b) Commitments

As of December 31, 2011, we were committed to fund $78 million in limited partnership investments and $9 million in U.S. commercial mortgage loan investments.

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

(23) Noncontrolling Interests

On July 7, 2009, Genworth Canada, our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Of the 44.7 million common shares of Genworth Canada that were sold in the Offering, 5.1 million common shares were sold by Genworth Canada and 39.6 million common shares were sold by Brookfield Life Assurance Company Limited (the “Selling Shareholder” or “Brookfield”), our indirect wholly-owned subsidiary. Following completion of the Offering, we beneficially owned 61.8% of the common shares of Genworth Canada. In addition, the Selling Shareholder granted to the underwriters of the Offering an option (the “Over-Allotment Option”), that was exercisable for a period of 30 days after the closing of the Offering, to purchase up to an additional 6.7 million common shares from the Selling Shareholder. On July 30, 2009, 5.0 million common shares were sold by the Selling Shareholder pursuant to the Over-Allotment Option. Following the exercise and closing of the Over-Allotment Option, we beneficially own 57.5% of the common shares of Genworth Canada. The Offering and the Over-Allotment Option generated gross proceeds of approximately $820 million. We paid $50 million of expenses directly related to the transaction, including underwriting commissions and other items. The gross proceeds included $22 million of cash remaining in Genworth Canada.

In August 2010, Genworth Canada repurchased 12.3 million common shares for CAD$325 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$187 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada.

In June 2011, Genworth Canada repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$90 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada in June 2011.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of the common shares of Genworth Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies.

In December 2011, 2010 and 2009, dividends of $67 million, $43 million and $10 million, respectively, were paid to the noncontrolling interests.

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

(Amounts in millions)	2011	2010	2009
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$142	$(460)
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Canada shares to noncontrolling interests	—	—	(85)
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Canada shares to noncontrolling interests	—	—	(3)

Net transfers to noncontrolling interests	—	—	(88)

Change from net income (loss) available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$122	$142	$(548)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of February 27, 2012, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/ KPMG LLP

Richmond, Virginia
February 27, 2012

Schedule I

Genworth Financial, Inc.

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2011, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$3,946	$4,863	$4,863
Tax-exempt	564	503	503
Government—non-U.S.	2,017	2,211	2,211
Public utilities	3,756	4,345	4,345
All other corporate bonds	44,275	46,373	46,373

Total fixed maturity securities	54,558	58,295	58,295
Equity securities	356	361	361
Commercial mortgage loans	6,092	xxxxx	6,092
Restricted commercial mortgage loans	411	xxxxx	411
Policy loans	1,549	xxxxx	1,549
Other invested assets (1)	3,995	xxxxx	4,819
Restricted other invested assets	377	xxxxx	377

Total investments	$67,338	xxxxx	$71,904

(1)

The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2011	2010	2009
Revenues:
Net investment and other income	$4	$11	$14
Net investment gains (losses)	(17)	(4)	(6)

Total revenues	(13)	7	8

Benefits and expenses:
Operating expenses	33	41	27
Interest expense	324	284	272

Total benefits and expenses	357	325	299

Loss before income taxes and equity in income (loss) of subsidiaries	(370)	(318)	(291)
Benefit from income taxes	(131)	(147)	(96)
Equity in income (loss) of subsidiaries	361	313	(265)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$142	$(460)

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2011	2010
Assets
Investments:
Investments in subsidiaries	$19,784	$17,362
Fixed maturity securities available-for-sale, at fair value	11	202
Other invested assets	64	397

Total investments	19,859	17,961
Cash and cash equivalents	907	813
Deferred tax asset	465	343
Tax receivable from subsidiaries	330	334
Other assets	266	209

Total assets	$21,827	$19,660

Liabilities and stockholders’ equity
Liabilities:
Tax payable to our former parent company	$310	$339
Other liabilities	611	736
Borrowings from subsidiaries	200	200
Long-term borrowings	4,165	4,524

Total liabilities	5,286	5,799

Commitments and contingencies
Total Genworth Financial, Inc.’s stockholders’ equity	16,541	13,861

Total liabilities and stockholders’ equity	$21,827	$19,660

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$142	$(460)
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to net cash from operating activities:
Equity in (income) loss from subsidiaries	(361)	(313)	265
Dividends from subsidiaries	478	342	904
Net investment (gains) losses	17	4	6
Deferred income taxes	(126)	(81)	(83)
Gain on sale of subsidiary	—	—	(2)
Net increase (decrease) in derivative instruments	(47)	(93)	115
Stock-based compensation expense	32	41	26
Change in certain assets and liabilities:
Accrued investment income and other assets	(53)	(27)	(8)
Other liabilities	85	66	92

Net cash from operating activities	147	81	855

Cash flows from investing activities:
Proceeds from fixed maturity securities	201	—	1
Purchases of fixed maturity securities	(10)	(201)	(5)
Other invested assets, net	(30)	—	—
Payments for business purchased, net of cash acquired	2	(40)	—
Capital contribution paid to subsidiaries	(15)	(203)	(97)

Net cash from investing activities	148	(444)	(101)

Cash flows from financing activities:
Short-term borrowing and other, net	162	(967)	(321)
Repayment and repurchase of long-term borrowings	(760)	(6)	(898)
Proceeds from issuance of long-term borrowings	397	793	298
Repayment of borrowings from subsidiaries	—	(33)	—
Proceeds from issuance of common stock	—	—	622

Net cash from financing activities	(201)	(213)	(299)

Effect of exchange rate changes on cash and cash equivalents	—	91	(17)

Net change in cash and cash equivalents	94	(485)	438
Cash and cash equivalents at beginning of year	813	1,298	860

Cash and cash equivalents at end of year	$907	$813	$1,298

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2011, 2010 and 2009

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

As of December 31, 2011 and 2010, we also had borrowings of $396 million and $494 million, respectively, related to consolidated securitization entities. These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

In June 2011, Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary, issued AUD$140 million of subordinated floating rate notes due 2021 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction for general corporate purposes.

In December 2010, our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”), issued CAD$150 million of 4.59% senior notes due 2015. The net proceeds of the offering were used to fund transactions among Genworth Canada and its Canadian wholly-owned subsidiaries. Genworth Canada used proceeds it received from such transactions for general corporate and investment purposes, and/or to fund a distribution to, or a repurchase of common shares from, Genworth Canada’s shareholders.

In June 2010, Genworth Canada, issued CAD$275 million of 5.68% senior notes due 2020. The net proceeds of the offering were used to fund transactions among Genworth Canada and its Canadian wholly-owned subsidiaries. Genworth Canada used the proceeds it received from such transactions for general corporate and investment purposes and to fund a repurchase of common shares from Genworth Canada’s shareholders.

During 2011, Genworth Life Insurance Company, our indirect wholly-owned subsidiary, acquired $175 million principal amount of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $48 million. We have accounted for these transactions as redemptions of our non-recourse funding obligations. On March 25, 2011, River Lake Insurance Company IV Limited (“River Lake IV”), our indirect wholly-owned subsidiary, repaid $6 million of its total outstanding $22 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. On March 25, 2010, River Lake IV repaid $6 million of its total outstanding $28 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. On March 25, 2009, River Lake IV repaid $12 million of its total outstanding $40 million

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2011, 2010 and 2009

Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

On January 24, 2012, Genworth Life Insurance Company, our indirect wholly-owned subsidiary, repurchased $475 million of our non-recourse funding obligations. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer. The combined transactions will result in a U.S. generally accepted accounting principles after-tax loss of approximately $40 million that will be recorded in the first quarter of 2012.

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

In addition to the guarantees discussed in notes 18, 19 and 22 to our consolidated financial statements, we provided capital support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling up to $849 million and $818 million as of December 31, 2011 and 2010, respectively. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations.

We provide a limited guarantee to Rivermont Insurance Company I (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative and is carried at fair value. This derivative did not qualify for hedge accounting, and therefore, changes in fair value were reported in net investment gains (losses) in the income statement. As of December 31, 2011 and 2010, the fair value of this derivative was $6 million and $23 million, respectively, and was recorded in other liabilities. For the years ended December 31, 2011, 2010 and 2009, the effect on pre-tax income (loss) was $17 million, $(4) million and $(7) million, respectively.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement may require that Genworth issue to the trusts either a loan or a letter of credit (“LOC”), at maturity of the notes (2050), in the amount equal to the then market value of the assets supporting the notes held in the trust. Any loan or LOC issued is an obligation of the trust and accrues interest at London Interbank Offered Rate plus a margin. In consideration for entering into this agreement, Genworth received, from Rivermont I, a one-time commitment fee of approximately $2 million. The maximum potential amount of future obligation under this agreement is approximately $95 million.

(3) Supplemental Cash Flow Information

Net cash received for taxes was $27 million, $71 million and $13 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash paid for interest was $319 million, $276 million and $255 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2011, 2010 and 2009

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2011	2010	2009
Supplemental schedule of non-cash activities:
Capital contributions to subsidiaries	$(90)	$(205)	$—
Dividends from subsidiaries	90	168	—

Total non-cash transactions	$—	$(37)	$—

In July 2011, we received 3,582,227 of common shares of Genworth Canada as a dividend with an estimated market value of $90 million. These shares were previously held by Brookfield Life Assurance Company Limited. We subsequently contributed these shares to our U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies.

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

(4) Income Taxes

We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 12 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. As of December 31, 2011 and 2010, we recorded on our Genworth consolidated balance sheets our estimate of the deferred tax benefits associated with these deductions of $599 million.

In connection with our 2004 separation from our former parent, GE, we made certain joint tax elections and realized certain tax benefits. During 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $36 million of previously uncertain tax benefits related to separation became certain and we recognized those in 2010.

As of December 31, 2011, Genworth also held assets of $437 million in respect of the tax elections, comprised of a $107 million deferred tax asset and a $330 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $358 million of net deferred tax asset as of December 31, 2011 was primarily comprised of share-based compensation, net operating loss (“NOL”) carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. As of December 31, 2010, Genworth held assets of $441 million in respect of the tax elections, comprised of a $107 million deferred tax asset and a $334 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $236 million of net deferred tax asset as of December 31, 2010 was primarily comprised of share-based compensation, NOL carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

NOL carryforwards amounted to $922 million as of December 31, 2011, and, if unused, will expire beginning in 2029.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2011
U.S. Life Insurance	$6,281	$31,964	$20,943	$4,418	$610
International Protection	288	—	17	133	592
Wealth Management	—	—	—	—	—
International Mortgage Insurance	267	—	—	553	2,932
U.S. Mortgage Insurance	45	—	—	2,488	112
Runoff	446	7	5,385	28	11
Corporate and Other	—	—	—	—	—

Total	$7,327	$31,971	$26,345	$7,620	$4,257

December 31, 2010
U.S. Life Insurance	$6,028	$30,662	$20,864	$3,903	$556
International Protection	354	—	18	192	740
Wealth Management	—	—	—	—	—
International Mortgage Insurance	268	—	—	503	3,114
U.S. Mortgage Insurance	34	—	—	2,282	105
Runoff	572	55	6,096	53	26
Corporate and Other	—	—	—	—	—

Total	$7,256	$30,717	$26,978	$6,933	$4,541

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2011
U.S. Life Insurance	$2,979	$2,538	$4,433	$280	$756	$3,005
International Protection	839	173	135	152	615	735
Wealth Management	—	—	—	—	377	—
International Mortgage Insurance	1,063	393	458	88	253	923
U.S. Mortgage Insurance	564	104	1,325	13	139	573
Runoff	260	140	369	72	143	260
Corporate and Other	—	32	—	—	422	—

Total	$5,705	$3,380	$6,720	$605	$2,705	$5,496

December 31, 2010
U.S. Life Insurance	$3,004	$2,473	$4,333	$297	$713	$3,030
International Protection	939	154	196	170	651	748
Wealth Management	—	—	—	—	291	—
International Mortgage Insurance	994	355	390	81	222	819
U.S. Mortgage Insurance	595	116	1,491	15	135	593
Runoff	322	130	425	77	148	322
Corporate and Other	—	38	—	—	378	—

Total	$5,854	$3,266	$6,835	$640	$2,538	$5,512

December 31, 2009
U.S. Life Insurance	$3,017	$2,207	$4,086	$248	$654	$2,997
International Protection	1,141	157	343	204	701	898
Wealth Management	—	—	—	—	233	—
International Mortgage Insurance	927	313	464	67	180	698
U.S. Mortgage Insurance	636	134	1,392	20	134	625
Runoff	297	213	518	156	136	294
Corporate and Other	1	9	(1)	—	326	1

Total	$6,019	$3,033	$6,802	$695	$2,364	$5,513

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

/s/ MICHAEL D. FRAIZER
Michael D. Fraizer
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN P. KLEIN
Martin P. Klein
Senior Vice President—Chief Financial Officer
(Principal Financial Officer)

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 27, 2012

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2011

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Michael D. Fraizer	53	Chairman of the Board, President and Chief Executive Officer
Martin P. Klein	52	Senior Vice President—Chief Financial Officer
Patrick B. Kelleher	54	Executive Vice President—Genworth
Kevin D. Schneider	50	Senior Vice President—Genworth
Ronald P. Joelson	53	Senior Vice President—Chief Investment Officer
Michael S. Laming	60	Senior Vice President—Human Resources
Scott J. McKay	50	Senior Vice President—Chief Information Officer
Joseph J. Pehota	50	Senior Vice President—Corporate Development
Michel G. Perreault	52	Senior Vice President—Chief Risk Officer
Leon E. Roday	58	Senior Vice President, General Counsel and Secretary
Jerome T. Upton	48	Vice President
Steven W. Alesio	57	Director, member of Management Development and Compensation Committee
William H. Bolinder	68	Director, member of Legal and Public Affairs and Nominating and Corporate Governance Committees
Nancy J. Karch	64	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
J. Robert Kerrey	68	Director, member of Legal and Public Affairs and Nominating and Corporate Governance Committees
Risa J. Lavizzo-Mourey	57	Director, member of Legal and Public Affairs and Nominating and Corporate Governance Committees
Christine B. Mead	56	Director, member of Audit and Legal and Public Affairs Committees
Thomas E. Moloney	68	Director, member of Audit and Legal and Public Affairs Committees
James A. Parke	66	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	68	Lead Director, member of Audit and Management Development and Compensation Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Michael D. Fraizer is Chairman, President and Chief Executive Officer of Genworth Financial. He has held this position since the completion of our initial public offering (“IPO”) in May 2004. Prior to our IPO, was a Senior Vice President of GE and served as Chairman and Chief Executive Officer of GE Financial Assurance Holdings, Inc. (“GEFAHI”). Prior to serving in those roles, Mr. Fraizer served in various capacities at GE, including leadership roles at GE Capital Commercial Real Estate, GE Japan, GE Corporate Business Development and GE Corporate Audit Staff. Mr. Fraizer currently serves on the boards of the Andre Agassi Charitable Foundation and the Richmond Performing Arts CenterStage. He is also a member of the executive council of the Bridging Richmond Initiative, a member of the VCU School of Education Advancement Council and a Board member of Richmond’s Future. Mr. Fraizer received a B.A. in Political Science from Carleton College.

Martin P. Klein has been our Senior Vice President—Chief Financial Officer since May 2011. Mr. Klein had been a Senior Vice President since joining the Company in April 2011. Mr. Klein previously served as a

Managing Director and Senior Relationship Manager of Barclays Capital, the investment banking division of Barclays Bank, PLC, since its acquisition of the U.S. investment banking and brokerage operations of Lehman Brothers Holdings, Inc. in 2008. From 2005 to 2008, Mr. Klein served as a Managing Director and the head of the Insurance and Pension Solutions Groups at Lehman Brothers, and from 2003 to 2005 served as a Managing Director and the head of the Insurance Solutions Group. From 2004 to 2006, Mr. Klein also served as the President of Lehman Re, a reinsurance subsidiary of Lehman Brothers. From 1998 to 2003, Mr. Klein was a Senior Vice President and Chief Insurance Strategist at Lehman Brothers. Prior thereto, Mr. Klein had been with Zurich Insurance Group, where he was a Managing Director of Zurich Investment Management from 1996 to 1998, and Managing Principal of Centre Chase Investment Advisors, an affiliate of Zurich, from 1994 to 1996. From 1992 to 1994, Mr. Klein was an Executive Vice President and Chief Financial Officer of ARM Financial Group, Inc., and from 1990 to 1992 was a Managing Director of the Capital Management Group of ICH Corporation. From 1983 to 1990, Mr. Klein was with Providian Corporation. Mr. Klein is a Fellow of the Society of Actuaries and a Chartered Financial Analyst. He received his B.A. in Mathematics and Business Administration from Hope College and a M.S. in Statistical and Actuarial Sciences from University of Iowa.

Patrick B. Kelleher has been our Executive Vice President—Genworth responsible for our Insurance and Wealth Management Division since November 2011. Prior thereto, Mr. Kelleher was responsible for the Company’s Retirement and Protection segment from January 2011 to November 2011. Mr. Kelleher served as our Chief Financial Officer from March 2007 to May 2011 and as a Senior Vice President from the end of January 2007 to January 2011. Mr. Kelleher also served as our Acting Controller from February 2008 through March 2008. Prior to joining our company, Mr. Kelleher had been the Executive Vice President and Chief Financial Officer of Transamerica Reinsurance, a reinsurance provider and division of Transamerica Occidental Life Insurance Company, which is a member of AEGON Group, a life insurance and pension company. He had served in this capacity since 1998. Prior thereto, Mr. Kelleher had been with Manulife Financial where he led its life and financial reinsurance business from 1996 to 1998 and where he served as the chief financial officer of the reinsurance division from 1994 to 1996 and as an insurance products leader from 1992 to 1994. From 1980 to 1992, Mr. Kelleher was with the Sun Life Assurance Company of Canada where he held various positions. Mr. Kelleher is a member of the Certified General Accountants Association of Canada, a Fellow of the Society of Actuaries and a Fellow of the Canadian Institute of Actuaries. He received a Bachelors degree in Business from Franklin & Marshall College.

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

Michel G. Perreault has been our Senior Vice President—Chief Risk Officer since March 2009. Prior to joining our company, Mr. Perreault had been the Senior Vice President, Chief Actuary and Chief Insurance Risk Officer of ING U.S. Retail Annuity Business from February 2007 until February 2009. Prior thereto, he had been with Old Mutual U.S. Life Holdings where he served as the Senior Vice President and Chief Actuary from July 2001 until December 2006. From June 1994 to June 2001, Mr. Perreault was the Senior Vice President and Chief Actuary with Fidelity and Guaranty Life. Prior thereto, he was the Senior Vice President and Chief Actuary of The Holden Group (Security First Life) from September 1987 until May 1994. Mr. Perreault graduated from LAVAL University in Quebec, Canada with a B.A. in Actuarial Sciences and he is a Fellow of the Society of Actuaries.

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

Jerome T. Upton has served as the leader of our International Mortgage Insurance segment in his capacity as Chief Operating Officer of that segment, since November 2011. From January 2011 to November 2011, Mr. Upton served as the leader of the Company’s previous International segment in his capacity as Chief Operating Officer of that segment. Mr. Upton has been a Vice President of the Company since June 2010 and was the Chief Operating Officer of our previous International segment from October 2009 until November 2011. Mr. Upton has also served in his current role as Senior Vice President and Chief Financial Officer, Genworth Financial International—Asia Pacific, Canada and Latin America since November 2007. His previous roles included responsibility for Global Financial Planning & Analysis from 2004 to 2007, International Finance Manager from 2002 to 2004 and Mortgage Insurance Global Controller from 1998 to 2002. Mr. Upton joined General Electric in July 1998 from KPMG Peat Marwick, where he served in accounting positions of increasing authority before attaining the position of Senior Manager—Insurance in Raleigh, North Carolina. Prior to that Mr. Upton was the Controller and Director of Financial Reporting for Century American Insurance Company in Durham, North Carolina. He began his career as a Financial Analyst with Coastal Group, Inc. Mr. Upton obtained his B.S. in Accounting from the University of North Carolina at Pembroke.

Steven W. Alesio has served as a member of our board of directors since March 2010. Mr. Alesio has been a Senior Advisor at Providence Equity Partners since December 2010. Mr. Alesio was the Chairman of the Board of The Dun & Bradstreet Corporation (“D&B”) from May 2005 until his retirement in June 2010. He was initially elected to D&B’s board of directors in May 2002. Mr. Alesio served as D&B’s Chief Executive Officer from January 2005 to December 2009, its President from May 2002 to February 2007, its Chief Operating Officer from May 2002 to December 2004 and its Senior Vice President of Global Marketing, Strategy Implementation, E-Business Solutions™ and Asia-Pacific/Latin America from January 2001 to April 2002. Before joining D&B, Mr. Alesio was with the American Express Company for 19 years, most recently serving as President and General Manager of the Business Services Group and as a member of that company’s Planning and Policy Committee, a position he held from January 1996 to December 2000. During the last five years, Mr. Alesio also previously served as a director of The Dun & Bradstreet Corporation. Mr. Alesio received a B.S. in Accounting from St. Francis College and an M.B.A. from the University of Pennsylvania’s Wharton School.

William H. Bolinder has served as a member of our board of directors since October 2010. Mr. Bolinder retired in June 2006 from serving as President, Chief Executive Officer and a director of Acadia Trust N.A., positions he had held since 2003. He had previously been a member of the Group Management Board for Zurich Financial Services Group from 1994 to 2002. Mr. Bolinder joined Zurich American Insurance Company, USA in 1986 as Chief Operating Officer and became Chief Executive Officer in 1987. He has been a director of Endurance Specialty Holdings Ltd. since December 2001 and became the non-executive Chairman of the Board in March 2011. Mr. Bolinder was a director of Quanta Capital Holding Ltd. from January 2007 to October 2008. Mr. Bolinder has also served on the board of the American Insurance Association, American Institute for Chartered Property Casualty Underwriting, Insurance Institute for Applied Ethics, Insurance Institute of America, Insurance Services Office, Inc. and the National Association of Independent Insurers. Mr. Bolinder received a B.S. in Business Administration from the University of Massachusetts, Dartmouth.

Nancy J. Karch has served as a member of our board of directors since October 2005. Ms. Karch was a Senior Partner of McKinsey & Company, an independent consulting firm, from 1988 until her retirement in 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She is a director of Kimberly-Clark Corp., Liz Claiborne, Inc., MasterCard Incorporated, and The Corporate Executive Board Company. Ms. Karch is also on the board of the Westchester Land Trust and Northern Westchester Hospital, both not-for-profit organizations. Ms. Karch received a B.A. in Mathematics from Cornell University, an M.S. in Mathematics from Northeastern University and an M.B.A. from Harvard Business School.

J. Robert “Bob” Kerrey has served as a member of our board of directors since June 2004. Mr. Kerrey is Chairman of M&F Worldwide Education Holdings, having served in that role since July 2011, and President Emeritus of The New School University, having been appointed to that role in January 2011. Mr. Kerry served as the President of The New School University from 2001 until December 2010. From January 1989 to December 2000, he was a U.S. Senator for the State of Nebraska. Mr. Kerrey was a democratic candidate for President in 1992. From January 1982 to December 1987, Mr. Kerrey served as Governor of Nebraska. Prior thereto, Mr. Kerrey was an independent businessman and founder of a chain of restaurants and health clubs. Mr. Kerrey served in Vietnam as a Navy SEAL from 1966 to 1969, for which he received the Congressional Medal of

Honor. He serves on the boards of Scientific Games Corporation and Tenet Healthcare Corporation. During the last five years, Mr. Kerrey also previously served as a director of Jones Apparel Group, Inc. Mr. Kerrey received a B.S. in Pharmacy from the University of Nebraska.

Risa J. Lavizzo-Mourey has served as a member of our board of directors since November 2007. Dr. Lavizzo-Mourey is the President and Chief Executive Officer of the Robert Wood Johnson Foundation and has served in that capacity since January 2003. She previously served as a Senior Vice President of the Robert Wood Johnson Foundation from April 2001 to January 2003. Dr. Lavizzo-Mourey served as the Sylvan Eisman Professor of Medicine and Health Care Systems at the University of Pennsylvania from 1997 to 2001 and the Director of the Institute on Aging and Chief of the Division of Geriatric Medicine from 1984 to 1992 and 1994 to 2001. She has served on numerous federal advisory committees including the Task Force on Aging Research, the Office of Technology Assessment Panel on Preventive Services for Medicare Beneficiaries, the Institute of Medicine’s Panel on Disease and Disability Prevention Among Older Adults and the President’s Advisory Commission on Consumer Protection and Quality in the Healthcare Industry. Dr. Lavizzo-Mourey also serves as a director of Hess Corporation. During the last five years, Dr. Lavizzo-Mourey also served previously as a director of Beckman Coulter, Inc. Dr. Lavizzo-Mourey earned an M.D. from Harvard Medical School and an M.B.A. from the University of Pennsylvania’s Wharton School.

Christine B. Mead has served as a member of our board of directors since October 2009. Ms. Mead was the Executive Vice President and Chief Financial Officer of Safeco Corporation and the Co-President of the Safeco insurance companies from November 2004 until her retirement in December 2005. From January 2002 to November 2004, Ms. Mead served as Senior Vice President, Chief Financial Officer and Secretary of Safeco Corporation. Prior to joining Safeco in 2002, Ms. Mead served in various roles at Travelers Insurance Companies from 1989 to 2001, including Senior Vice President and Chief Financial Officer, Chief Accounting Officer, and Controller. Ms. Mead also served with Price Waterhouse LLP from 1980 to 1989, and with Deloitte Haskins & Sells in the United Kingdom from 1976 to 1980. Ms. Mead also serves as a director of CLS Group Holdings AG and is on the board of the Idaho Chapter of The Nature Conservancy, a non-profit organization. Ms. Mead received a B.S. in Accounting from University College Cardiff, United Kingdom.

Thomas E. Moloney has served as a member of our board of directors since October 2009. Mr. Moloney served as the interim Chief Financial Officer of MSC—Medical Services Company from December 31, 2007 to March 31, 2008. He retired as the Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc. in December 2004. He had served in this position since 1992. Mr. Moloney served in various roles at John Hancock Financial Services, Inc. during his tenure from 1965 to 1992, including Vice President, Controller, and Senior Accountant. Mr. Moloney is on the boards of Nashoba Learning Group and the Boston Children’s Museum, both non-profit organizations. During the last five years, Mr. Moloney also previously served as a director of MSC—Medical Services Company (a public company). Mr. Moloney received a B.A. in Accounting from Bentley College and holds an Advanced Director Certification from the Corporate Directors Group.

James A. Parke has served as a member of our board of directors since May 2004. Mr. Parke retired as Vice Chairman and Chief Financial Officer of GE Capital Services and a Senior Vice President at GE in December 2005. He had served in those positions since 2002. From 1989 to 2002 he was Senior Vice President and Chief Financial Officer at GE Capital Services and a Vice President of GE. Prior thereto, from 1981 to 1989 he held various management positions in several GE businesses. He serves as a director of buildOn, a not-for-profit corporation. Mr. Parke received a B.A. in History, Political Science and Economics from Concordia College in Minnesota.

James S. Riepe has served as a member of our board of directors since March 2006 and was appointed Lead Director in February 2009. Mr. Riepe is a retired Vice Chairman and a Senior Advisor at T. Rowe Price Group, Inc. Mr. Riepe served as the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Prior to joining T. Rowe Price Group, Inc. in 1982, Mr. Riepe was an Executive Vice President of the Vanguard Group. Mr. Riepe serves as a director of The NASDAQ OMX Group, Inc. and LPL

Investment Holdings, Inc. He is a member of the University of Pennsylvania’s Board of Trustees. Mr. Riepe previously served as a director of T. Rowe Price Group, Inc. (a public company) and 57 T. Rowe Price registered investment companies (mutual funds). Mr. Riepe received a B.S. in Industrial Management, an M.B.A. and an Honorary Doctor of Laws degree from the University of Pennsylvania.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated September 9, 2008)

3.3	Certificate of Retirement of 5.25% Series A Cumulative Preferred Stock of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated November 14, 2006)

4.4	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K dated June 7, 2004)

4.5	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K dated June 7, 2004)

Number	Description

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 2, dated as of September 19, 2005, between Genworth Financial, Inc. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 19, 2005)

4.9	Supplemental Indenture No. 3, dated as of June 12, 2007, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 13, 2007)

4.10	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 22, 2008)

4.11	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 8, 2009)

4.12	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 24, 2010)

4.13	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated November 22, 2010)

4.14	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 25, 2011)

10.1	Master Agreement, dated May 24, 2004, among Genworth Financial, Inc., General Electric Company, General Electric Capital Corporation, GEI, Inc. and GE Financial Assurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 7, 2004)

10.1.1	Amendment No. 1, dated as of March 30, 2005, to the Master Agreement, dated as of May 24, 2004, among Genworth Financial, Inc., GE Financial Assurance Holdings, Inc., General Electric Company, General Electric Capital Corporation and GEI, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2005)

10.2	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 10, 2009)

10.3.1	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 10, 2009)

Number	Description

10.3.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3.4	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.4	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.5	Canadian Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K dated June 7, 2004)

10.6	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K dated June 7, 2004)

10.7	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K dated June 7, 2004)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

Number	Description

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.13	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.14.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.15.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.16	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.16.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.17	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.17.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.24	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.25	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.26	Amended and Restated Five-Year Credit Agreement, dated as of May 25, 2006, among Genworth Financial, Inc., the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 31, 2006)

Number	Description

10.27	Amended and Restated Five-Year Credit Agreement, dated as of August 13, 2007, among Genworth Financial, Inc., as borrower, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 15, 2007)

10.28	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 14, 2006)

10.29§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.29.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.29.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 18, 2009)

10.30§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.31§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.33.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K dated December 30, 2004)

10.33.2§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.33.3§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.33.4§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.33.5§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.33.6§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

Number	Description

10.33.7§	Form of Performance Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.33.8§	Form of Mid-Term Incentive Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010)

10.34§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated July 21, 2006)

10.35.1§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.35.2§	Genworth Financial, Inc. 2011 Change of Control Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.36§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

10.37§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.38§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.39§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.40§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated September 6, 2005)

10.40.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.40.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.41§	Director Compensation Summary (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.42§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Patrick B. Kelleher (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.43§	Transition Project Bonus Agreement between Genworth Financial, Inc. and Leon E. Roday (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.44§	Annuity Contribution Arrangement with Leon E. Roday (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

Number	Description

14	Genworth Financial, Inc. Code of Ethics (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael D. Fraizer (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Martin P. Klein (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Michael D. Fraizer (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: February 27, 2012

GENWORTH FINANCIAL, INC.

By:	/S/ MICHAEL D. FRAIZER
Name:	Michael D. Fraizer
Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 27, 2012

/S/ MICHAEL D. FRAIZER Michael D. Fraizer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ MARTIN P. KLEIN Martin P. Klein	Senior Vice President—Chief Financial Officer (Principal Financial Officer)

/S/ AMY R. CORBIN Amy R. Corbin	Vice President and Controller (Principal Accounting Officer)

* Steven W. Alesio	Director

* William H. Bolinder	Director

* Nancy J. Karch	Director

* J. Robert Kerrey	Director

* Risa J. Lavizzo-Mourey	Director

* Christine B. Mead	Director

* Thomas E. Moloney	Director

* James A. Parke	Director

* James S. Riepe	Director

*By	/S/ MICHAEL D. FRAIZER
Michael D. Fraizer Attorney-in-Fact