Form 10-Q
period 2012-03-31
GENWORTH FINANCIAL INC
filed 2012-05-04
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, 491,502,704 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$58,532	$58,295
Equity securities available-for-sale, at fair value	434	361
Commercial mortgage loans	6,030	6,092
Restricted commercial mortgage loans related to securitization entities	392	411
Policy loans	1,555	1,549
Other invested assets	3,001	4,819
Restricted other invested assets related to securitization entities ($383 and $376 at fair value)	384	377

Total investments	70,328	71,904
Cash and cash equivalents	4,187	4,488
Accrued investment income	759	691
Deferred acquisition costs	5,060	5,193
Intangible assets	573	580
Goodwill	1,256	1,253
Reinsurance recoverable	17,193	16,998
Other assets	981	958
Separate account assets	10,646	10,122

Total assets	$110,983	$112,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$32,380	$32,175
Policyholder account balances	26,204	26,345
Liability for policy and contract claims	7,663	7,620
Unearned premiums	4,209	4,223
Other liabilities ($174 and $210 other liabilities related to securitization entities)	5,308	6,308
Borrowings related to securitization entities ($55 and $48 at fair value)	383	396
Non-recourse funding obligations	2,602	3,256
Long-term borrowings	5,095	4,726
Deferred tax liability	610	838
Separate account liabilities	10,646	10,122

Total liabilities	95,100	96,009

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 580 million and 579 million shares issued as of March 31, 2012 and December 31, 2011, respectively; 491 million shares outstanding as of March 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	12,150	12,136

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,438	1,617
Net unrealized gains (losses) on other-than-temporarily impaired securities	(111)	(132)

Net unrealized investment gains (losses)	1,327	1,485

Derivatives qualifying as hedges	1,680	2,009
Foreign currency translation and other adjustments	649	553

Total accumulated other comprehensive income (loss)	3,656	4,047
Retained earnings	1,631	1,584
Treasury stock, at cost (88 million shares as of March 31, 2012 and December 31, 2011)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,738	15,068
Noncontrolling interests	1,145	1,110

Total stockholders’ equity	15,883	16,178

Total liabilities and stockholders’ equity	$110,983	$112,187

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Premiums	$1,107	$1,437
Net investment income	832	830
Net investment gains (losses)	35	(28)
Insurance and investment product fees and other	452	329

Total revenues	2,426	2,568

Benefits and expenses:
Benefits and other changes in policy reserves	1,232	1,413
Interest credited	195	201
Acquisition and operating expenses, net of deferrals	530	563
Amortization of deferred acquisition costs and intangibles	272	151
Interest expense	95	127

Total benefits and expenses	2,324	2,455

Income before income taxes	102	113
Provision for income taxes	22	20

Net income	80	93
Less: net income attributable to noncontrolling interests	33	34

Net income available to Genworth Financial, Inc.’s common stockholders	$47	$59

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.09	$0.12

Diluted	$0.09	$0.12

Weighted-average common shares outstanding:
Basic	491.2	490.1

Diluted	495.7	494.4

Supplemental disclosures:
Total other-than-temporary impairments	$(16)	$(31)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(1)	(5)

Net other-than-temporary impairments	(17)	(36)
Other investments gains (losses)	52	8

Total net investment gains (losses)	$35	$(28)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$80	$93
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(185)	50
Net unrealized gains (losses) on other-than-temporarily impaired securities	21	7
Derivatives qualifying as hedges	(329)	(60)
Foreign currency translation and other adjustments	116	152

Total other comprehensive income (loss)	(377)	149

Total comprehensive income (loss)	(297)	242
Less: comprehensive income attributable to noncontrolling interests	47	54

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(344)	$188

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2011	$1	$12,136	$4,047	$1,584	$(2,700)	$15,068	$1,110	$16,178

Comprehensive income (loss):
Net income	—	—	—	47	—	47	33	80
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(179)	—	—	(179)	(6)	(185)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	21	—	—	21	—	21
Derivatives qualifying as hedges	—	—	(329)	—	—	(329)	—	(329)
Foreign currency translation and other adjustments	—	—	96	—	—	96	20	116

Total comprehensive income (loss)						(344)	47	(297)
Dividends to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Stock-based compensation expense and exercises and other	—	14	—	—	—	14	—	14

Balances as of March 31, 2012	$1	$12,150	$3,656	$1,631	$(2,700)	$14,738	$1,145	$15,883

Balances as of December 31, 2010	$1	$12,107	$1,506	$1,535	$(2,700)	$12,449	$1,096	$13,545

Comprehensive income (loss):
Net income	—	—	—	59	—	59	34	93
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	59	—	—	59	(9)	50
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	7	—	—	7	—	7
Derivatives qualifying as hedges	—	—	(60)	—	—	(60)	—	(60)
Foreign currency translation and other adjustments	—	—	123	—	—	123	29	152

Total comprehensive income (loss)						188	54	242
Dividends to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	—	6

Balances as of March 31, 2011	$1	$12,113	$1,635	$1,594	$(2,700)	$12,643	$1,138	$13,781

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$80	$93
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(19)	(18)
Net investment losses (gains)	(35)	28
Charges assessed to policyholders	(187)	(159)
Acquisition costs deferred	(154)	(166)
Amortization of deferred acquisition costs and intangibles	272	151
Deferred income taxes	26	(47)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(45)	35
Stock-based compensation expense	9	7
Change in certain assets and liabilities:
Accrued investment income and other assets	(112)	(117)
Insurance reserves	369	561
Current tax liabilities	(86)	25
Other liabilities and other policy-related balances	(370)	(57)

Net cash from operating activities	(252)	336

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	969	1,627
Commercial mortgage loans	142	148
Restricted commercial mortgage loans related to securitization entities	14	22
Proceeds from sales of investments:
Fixed maturity and equity securities	1,717	1,009
Purchases and originations of investments:
Fixed maturity and equity securities	(3,049)	(2,200)
Commercial mortgage loans	(81)	(38)
Other invested assets, net	436	(59)
Policy loans, net	(6)	(9)
Payments for businesses purchased, net of cash acquired	(18)	(4)

Net cash from investing activities	124	496

Cash flows from financing activities:
Deposits to universal life and investment contracts	662	560
Withdrawals from universal life and investment contracts	(600)	(1,115)
Redemption and repurchase of non-recourse funding obligations	(563)	(6)
Proceeds from the issuance of long-term debt	361	397
Repayment of borrowings related to securitization entities	(19)	(12)
Dividends paid to noncontrolling interests	(12)	(12)
Other, net	(18)	(33)

Net cash from financing activities	(189)	(221)
Effect of exchange rate changes on cash and cash equivalents	16	(1)

Net change in cash and cash equivalents	(301)	610
Cash and cash equivalents at beginning of period	4,488	3,132

Cash and cash equivalents at end of period	$4,187	$3,742

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

•	Wealth Management. We offer and manage a variety of wealth management services, including investments, advisor support and practice management services.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2011 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Changes

On January 1, 2012, we adopted new accounting guidance requiring presentation of the components of net income (loss), the components of other comprehensive income (loss) (“OCI”) and total comprehensive income either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. We chose to present two separate but consecutive statements and adopted this new guidance retrospectively. The Financial Accounting Standards Board (“FASB”) issued an amendment relating to this new guidance for presentation of the reclassification of items out of accumulated other comprehensive income into net income that removed this requirement until further guidance is issued. The adoption of this new accounting guidance did not have any impact on our consolidated financial results.

On January 1, 2012, we adopted new accounting guidance related to fair value measurements. This new accounting guidance clarified existing fair value measurement requirements and changed certain fair value measurement principles and disclosure requirements. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted new accounting guidance related to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removed the requirement to consider a transferor’s ability to fulfill its contractual rights from the criteria used to determine effective control and was effective for us prospectively for any transactions occurring on or after January 1, 2012. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. Acquisition costs include costs that are related directly to the successful acquisition of our insurance policies and investment contracts, which are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions and for contracts and policies issued some support costs, such as underwriting, medical inspection and issuance expenses. Deferred acquisition costs (“DAC”) are subsequently amortized to expense over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. We adopted this new guidance retrospectively, which reduced retained earnings and stockholders’ equity by $1.3 billion as of January 1, 2011, and reduced net income (loss) by $63 million, $86 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. This new guidance results in lower amortization and fewer deferred costs, specifically related to underwriting, inspection and processing for contracts that are not issued, as well as marketing and customer solicitation.

Effective January 1, 2012, we changed our treatment of the liability for future policy benefits for our level premium term life insurance products when the liability for a policy falls below zero. Previously, the total liability for future policy benefits included negative reserves calculated at an individual policy level. Through

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2010, we issued level premium term life insurance policies whose premiums are contractually determined to be level through a period of time and then increase thereafter. Our previous accounting policy followed the accounting for traditional, long-duration insurance contracts where the reserves are calculated as the present value of expected benefit payments minus the present value of net premiums based on assumptions determined on the policy issuance date including mortality, interest, and lapse rates. This accounting has the effect of causing profits to emerge as a level percentage of premiums, subject to differences in assumed versus actual experience which flow through income as they occur, and for products with an increasing premium stream, such as the level premium term life insurance product, may result in negative reserves for a given policy.

More recent insurance-specific accounting guidance reflects a different accounting philosophy, emphasizing the balance sheet over the income statement, or matching, focus which was the philosophy in place when the traditional, long-duration insurance contract guidance was issued (the accounting model for traditional, long-duration insurance contracts draws upon the principles of matching and conservatism originating in the 1970’s, and does not specifically address negative reserves). More recent accounting models for long-duration contracts specifically prohibit negative reserves, e.g., non-traditional contracts with annuitization benefits and certain participating contracts. These recent accounting models do not impact the reserving for our level premium term life insurance products.

We believe that industry accounting practices for level premium term life insurance product reserving is mixed with some companies “flooring” reserves at zero and others applying our previous accounting policy described above. In 2010, we stopped issuing new level premium term life insurance policies. Thus, as the level premium term policies reach the end of their level premium term periods, the portion of policies with negative reserves in relation to the reserve for all level premium term life insurance products will continue to increase. Our new method of accounting floors the liability for future policy benefits on each level premium term life insurance policy at zero. We believe that flooring reserves at zero is preferable in our circumstances as this alternative accounting policy will not allow negative reserves to accumulate on the balance sheet for this closed block of insurance policies. In implementing this change in accounting, no changes were made to the assumptions that were locked-in at policy inception. We implemented this accounting change retrospectively, which reduced retained earnings and stockholders’ equity by $110 million as of January 1, 2011, and reduced net income (loss) by $10 million, $4 million and $32 million for the years ended December 31, 2011, 2010 and 2009, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance sheet as of December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Adjusted
Assets
Total investments	$71,904	$—	$—	$71,904
Cash and cash equivalents	4,488	—	—	4,488
Accrued investment income	691	—	—	691
Deferred acquisition costs	7,327	(2,134)	—	5,193
Intangible assets	577	3	—	580
Goodwill	1,253	—	—	1,253
Reinsurance recoverable	16,982	—	16	16,998
Other assets	958	—	—	958
Separate account assets	10,122	—	—	10,122

Total assets	$114,302	$(2,131)	$16	$112,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$31,971	$3	$201	$32,175
Policyholder account balances	26,345	—	—	26,345
Liability for policy and contract claims	7,620	—	—	7,620
Unearned premiums	4,257	(34)	—	4,223
Other liabilities	6,308	—	—	6,308
Borrowings related to securitization entities	396	—	—	396
Non-recourse funding obligations	3,256	—	—	3,256
Long-term borrowings	4,726	—	—	4,726
Deferred tax liability	1,636	(733)	(65)	838
Separate account liabilities	10,122	—	—	10,122

Total liabilities	96,637	(764)	136	96,009

Stockholders’ equity:
Class A common stock	1	—	—	1
Additional paid-in capital	12,124	12	—	12,136
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,586	31	—	1,617
Net unrealized gains (losses) on other-than-temporarily impaired securities	(132)	—	—	(132)

Net unrealized investment gains (losses)	1,454	31	—	1,485

Derivatives qualifying as hedges	2,009	—	—	2,009
Foreign currency translation and other adjustments	558	(5)	—	553

Total accumulated other comprehensive income (loss)	4,021	26	—	4,047
Retained earnings	3,095	(1,391)	(120)	1,584
Treasury stock, at cost	(2,700)	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,541	(1,353)	(120)	15,068
Noncontrolling interests	1,124	(14)	—	1,110

Total stockholders’ equity	17,665	(1,367)	(120)	16,178

Total liabilities and stockholders’ equity	$114,302	$(2,131)	$16	$112,187

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the three months ended March 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Adjusted
Revenues:
Premiums	$1,437	$—	$—	$1,437
Net investment income	830	—	—	830
Net investment gains (losses)	(28)	—	—	(28)
Insurance and investment product fees and other	329	—	—	329

Total revenues	2,568	—	—	2,568

Benefits and expenses:
Benefits and other changes in policy reserves	1,409	—	4	1,413
Interest credited	201	—	—	201
Acquisition and operating expenses, net of deferrals	500	63	—	563
Amortization of deferred acquisition costs and intangibles	185	(34)	—	151
Interest expense	127	—	—	127

Total benefits and expenses	2,422	29	4	2,455

Income before income taxes	146	(29)	(4)	113
Provision for income taxes	30	(9)	(1)	20

Net income	116	(20)	(3)	93
Less: net income attributable to noncontrolling interests	34	—	—	34

Net income available to Genworth Financial, Inc.’s common stockholders	$82	$(20)	$(3)	$59

The following table presents the cash flows from operating activities for the three months ended March 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Adjusted
Cash flows from operating activities:
Net income	$116	$(20)	$(3)	$93
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(18)	—	—	(18)
Net investment losses	28	—	—	28
Charges assessed to policyholders	(159)	—	—	(159)
Acquisition costs deferred	(229)	63	—	(166)
Amortization of deferred acquisition costs and intangibles	185	(34)	—	151
Deferred income taxes	(37)	(9)	(1)	(47)
Net increase in trading securities, held-for-sale investments and derivative instruments	35	—	—	35
Stock-based compensation expense	7	—	—	7
Change in certain assets and liabilities:
Accrued investment income and other assets	(117)	—	—	(117)
Insurance reserves	557	—	4	561
Current tax liabilities	25	—	—	25
Other liabilities and policy-related balances	(57)	—	—	(57)

Net cash from operating activities	$336	$—	$—	$336

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance sheet as of March 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Assets
Total investments	$70,328	$70,328	$—
Cash and cash equivalents	4,187	4,187	—
Accrued investment income	759	759	—
Deferred acquisition costs	5,060	5,060	—
Intangible assets	573	573	—
Goodwill	1,256	1,256	—
Reinsurance recoverable	17,193	17,177	16
Other assets	981	981	—
Separate account assets	10,646	10,646	—

Total assets	$110,983	$110,967	$16

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$32,380	$32,172	$208
Policyholder account balances	26,204	26,204	—
Liability for policy and contract claims	7,663	7,663	—
Unearned premiums	4,209	4,209	—
Other liabilities	5,308	5,308	—
Borrowings related to securitization entities	383	383	—
Non-recourse funding obligations	2,602	2,602	—
Long-term borrowings	5,095	5,095	—
Deferred tax liability	610	677	(67)
Separate account liabilities	10,646	10,646	—

Total liabilities	95,100	94,959	141

Stockholders’ equity:
Class A common stock	1	1	—
Additional paid-in capital	12,150	12,150	—
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,438	1,438	—
Net unrealized gains (losses) on other-than-temporarily impaired securities	(111)	(111)	—

Net unrealized investment gains (losses)	1,327	1,327	—

Derivatives qualifying as hedges	1,680	1,680	—
Foreign currency translation and other adjustments	649	649	—

Total accumulated other comprehensive income (loss)	3,656	3,656	—
Retained earnings	1,631	1,756	(125)
Treasury stock, at cost	(2,700)	(2,700)	—

Total Genworth Financial, Inc.’s stockholders’ equity	14,738	14,863	(125)
Noncontrolling interests	1,145	1,145	—

Total stockholders’ equity	15,883	16,008	(125)

Total liabilities and stockholders’ equity	$110,983	$110,967	$16

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the three months ended March 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Revenues:
Premiums	$1,107	$1,107	$—
Net investment income	832	832	—
Net investment gains (losses)	35	35	—
Insurance and investment product fees and other	452	452	—

Total revenues	2,426	2,426	—

Benefits and expenses:
Benefits and other changes in policy reserves	1,232	1,225	(7)
Interest credited	195	195	—
Acquisition and operating expenses, net of deferrals	530	530	—
Amortization of deferred acquisition costs and intangibles	272	272	—
Interest expense	95	95	—

Total benefits and expenses	2,324	2,317	(7)

Income before income taxes	102	109	(7)
Provision for income taxes	22	24	2

Net income	80	85	(5)
Less: net income attributable to noncontrolling interests	33	33	—

Net income available to Genworth Financial, Inc.’s common stockholders	$47	$52	$(5)

The following table presents the net cash flows from operating activities for the three months ended March 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Cash flows from operating activities:
Net income	$80	$85	$(5)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(19)	(19)	—
Net investment losses	(35)	(35)	—
Charges assessed to policyholders	(187)	(187)	—
Acquisition costs deferred	(154)	(154)	—
Amortization of deferred acquisition costs and intangibles	272	272	—
Deferred income taxes	26	28	(2)
Net decrease in trading securities, held-for-sale investments and derivative instruments	(45)	(45)	—
Stock-based compensation expense	9	9	—
Change in certain assets and liabilities:
Accrued investment income and other assets	(112)	(112)	—
Insurance reserves	369	362	7
Current tax liabilities	(86)	(86)	—
Other liabilities and policy-related balances	(370)	(370)	—

Net cash from operating activities	$(252)	$(252)	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users to understand the effect of those arrangements on its financial position. These new disclosure requirements will be effective for us on January 1, 2013 and are not expected to have a material impact on our consolidated financial statements.

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2012	2011
Net income	$80	$93
Less: net income attributable to noncontrolling interests	33	34

Net income available to Genworth Financial, Inc.’s common stockholders	$47	$59

Basic per common share:
Net income	$0.16	$0.19
Less: net income attributable to noncontrolling interests	0.07	0.07

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.09	$0.12

Diluted per common share:
Net income	$0.16	$0.19
Less: net income attributable to noncontrolling interests	0.07	0.07

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.09	$0.12

Weighted-average shares used in basic earnings per common share calculations	491.2	490.1
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	4.5	4.3

Weighted-average shares used in diluted earnings per common share calculations	495.7	494.4

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2012	2011
Fixed maturity securities—taxable	$660	$670
Fixed maturity securities—non-taxable	4	11
Commercial mortgage loans	84	92
Restricted commercial mortgage loans related to securitization entities	9	10
Equity securities	4	3
Other invested assets	53	34
Policy loans	31	29
Cash, cash equivalents and short-term investments	10	6

Gross investment income before expenses and fees	855	855
Expenses and fees	(23)	(25)

Net investment income	$832	$830

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2012	2011
Available-for-sale securities:
Realized gains	$63	$29
Realized losses	(46)	(31)

Net realized gains (losses) on available-for-sale securities	17	(2)

Impairments:
Total other-than-temporary impairments	(16)	(31)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(1)	(5)

Net other-than-temporary impairments	(17)	(36)

Trading securities	(25)	11
Commercial mortgage loans	2	(1)
Net gains (losses) related to securitization entities	34	10
Derivative instruments (1)	26	(10)
Contingent purchase price valuation change	(2)	—

Net investment gains (losses)	$35	$(28)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the periods ended March 31, 2012 and 2011 was $357 million and $397 million, respectively, which was approximately 90% and 94%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the three months ended March 31:

(Amounts in millions)	2012	2011
Beginning balance	$646	$784
Additions:
Other-than-temporary impairments not previously recognized	2	3
Increases related to other-than-temporary impairments previously recognized	13	31
Reductions:
Securities sold, paid down or disposed	(51)	(63)

Ending balance	$610	$755

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2012	December 31, 2011
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,515	$3,742
Equity securities	14	5
Other invested assets	(24)	(30)

Subtotal	3,505	3,717
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,348)	(1,303)
Income taxes, net	(747)	(840)

Net unrealized investment gains (losses)	1,410	1,574
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	83	89

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,327	$1,485

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2012	2011
Beginning balance	$1,485	$(80)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(212)	12
Adjustment to deferred acquisition costs	(47)	(17)
Adjustment to present value of future profits	11	(1)
Adjustment to sales inducements	(10)	(4)
Adjustment to benefit reserves	1	63
Provision for income taxes	93	(21)

Change in unrealized gains (losses) on investment securities	(164)	32
Reclassification adjustments to net investment (gains) losses, net of taxes of $— and $(13)	—	25

Change in net unrealized investment gains (losses)	(164)	57
Less: change in net unrealized investment (gains) losses attributable to noncontrolling interests	6	9

Ending balance	$1,327	$(14)

(d) Fixed Maturity and Equity Securities

As of March 31, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other- than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,893	$687	$—	$(6)	$—	$4,574
Tax-exempt	379	13	—	(51)	—	341
Government—non-U.S.	2,103	189	—	(1)	—	2,291
U.S. corporate	23,121	2,283	17	(213)	(1)	25,207
Corporate—non-U.S.	13,760	807	—	(125)	—	14,442
Residential mortgage-backed	5,807	436	9	(235)	(165)	5,852
Commercial mortgage-backed	3,407	137	5	(161)	(42)	3,346
Other asset-backed	2,544	25	—	(88)	(2)	2,479

Total fixed maturity securities	55,014	4,577	31	(880)	(210)	58,532
Equity securities	419	22	—	(7)	—	434

Total available-for-sale securities	$55,433	$4,599	$31	$(887)	$(210)	$58,966

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,946	$918	$—	$(1)	$—	$4,863
Tax-exempt	564	15	—	(76)	—	503
Government—non-U.S.	2,017	196	—	(2)	—	2,211
U.S. corporate	23,024	2,542	18	(325)	(1)	25,258
Corporate—non-U.S.	13,156	819	—	(218)	—	13,757
Residential mortgage- backed	5,695	446	9	(252)	(203)	5,695
Commercial mortgage- backed	3,470	157	4	(179)	(52)	3,400
Other asset-backed	2,686	18	—	(95)	(1)	2,608

Total fixed maturity securities	54,558	5,111	31	(1,148)	(257)	58,295
Equity securities	356	19	—	(14)	—	361

Total available-for-sale securities	$54,914	$5,130	$31	$(1,162)	$(257)	$58,656

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2012:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$247	$(6)	19	$—	$—	—	$247	$(6)	19
Tax-exempt	—	—	—	152	(51)	31	152	(51)	31
Government—non-U.S.	131	(1)	29	—	—	—	131	(1)	29
U.S. corporate	1,428	(36)	170	1,274	(178)	113	2,702	(214)	283
Corporate—non-U.S.	1,040	(35)	132	691	(90)	59	1,731	(125)	191
Residential mortgage-backed	261	(3)	58	716	(397)	352	977	(400)	410
Commercial mortgage-backed	277	(18)	42	857	(185)	159	1,134	(203)	201
Other asset-backed	257	(3)	38	273	(87)	30	530	(90)	68

Subtotal, fixed maturity securities	3,641	(102)	488	3,963	(988)	744	7,604	(1,090)	1,232
Equity securities	110	(6)	52	18	(1)	17	128	(7)	69

Total for securities in an unrealized loss position	$3,751	$(108)	540	$3,981	$(989)	761	$7,732	$(1,097)	1,301

% Below cost—fixed maturity securities:
<20% Below cost	$3,619	$(87)	465	$2,767	$(255)	399	$6,386	$(342)	864
20%-50% Below cost	21	(9)	12	1,084	(474)	228	1,105	(483)	240
>50% Below cost	1	(6)	11	112	(259)	117	113	(265)	128

Total fixed maturity securities	3,641	(102)	488	3,963	(988)	744	7,604	(1,090)	1,232

% Below cost—equity securities:
<20% Below cost	93	(2)	48	18	(1)	17	111	(3)	65
20%-50% Below cost	17	(4)	4	—	—	—	17	(4)	4

Total equity securities	110	(6)	52	18	(1)	17	128	(7)	69

Total for securities in an unrealized loss position	$3,751	$(108)	540	$3,981	$(989)	761	$7,732	$(1,097)	1,301

Investment grade	$3,414	$(84)	416	$2,726	$(407)	372	$6,140	$(491)	788
Below investment grade (3)	337	(24)	124	1,255	(582)	389	1,592	(606)	513

Total for securities in an unrealized loss position	$3,751	$(108)	540	$3,981	$(989)	761	$7,732	$(1,097)	1,301

(1)	Amounts included $202 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $210 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $195 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to credit spreads that have widened since acquisition for corporate securities across various industry sectors, including finance and insurance as well as consumer–non-cyclical. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 3% as of March 31, 2012.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $255 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 75% of the unrealized losses were related to investment grade securities as of March 31, 2012. These unrealized losses were attributable to the widening of credit spreads for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector as well as mortgage-backed and asset-backed securities. The average fair value percentage below cost for these securities was approximately 8% as of March 31, 2012. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of March 31, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$118	$(46)	4%	13	$—	$—	—%	—
U.S. corporate	203	(63)	6	10	—	—	—	—
Corporate—non-U.S.	104	(40)	3	13	—	—	—	—
Structured securities:
Residential mortgage-backed	35	(17)	2	16	11	(25)	2	12
Commercial mortgage-backed	43	(16)	1	12	1	(1)	—	1
Other asset-backed	18	(7)	1	3	—	—	—	—

Total structured securities	96	(40)	4	31	12	(26)	2	13

Total	$521	$(189)	17%	67	$12	$(26)	2%	13

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$108	$(39)	4%	12	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	256	(141)	13	110	71	(183)	17	87
Commercial mortgage-backed	129	(55)	5	35	19	(34)	3	14
Other asset-backed	70	(50)	4	4	10	(16)	1	3

Total structured securities	455	(246)	22	149	100	(233)	21	104

Total	$563	$(285)	26%	161	$100	$(233)	21%	104

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Tax-Exempt Securities

As indicated in the table above, $46 million of gross unrealized losses were related to tax-exempt securities that have been in a continuous unrealized loss position for more than 12 months and were more than 20% below cost. The unrealized losses for tax-exempt securities represent municipal bonds that were diversified by state as well as municipality or political subdivision within those states. Of these tax-exempt securities, the average unrealized loss was approximately $4 million which represented an average of 28% below cost. The unrealized losses primarily related to widening of credit spreads on these securities since acquisition as a result of higher risk premiums being attributed to these securities from uncertainty in many political subdivisions related to special revenues supporting these obligations as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, the fair value of certain of these securities has been negatively impacted as a result of having certain bond insurers associated with the security. In our analysis of impairment for these securities, we expect to recover our amortized cost from the cash flows of the underlying securities before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of these securities and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of March 31, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$262	$(90)	8%	20	$—	$—	—%	—
Consumer—non-cyclical	31	(9)	1	1	—	—	—	—
Capital goods	10	(3)	—	1	—	—	—	—
Technology and communications	4	(1)	—	1	—	—	—	—

Total	$307	$(103)	9%	23	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$62	$(24)	2%	3	$—	$—	—%	—
Consumer—non-cyclical	12	(6)	1	1	—	—	—	—
Consumer-cyclical	2	(1)	—	6	—	—	—	—
Capital goods	29	(7)	1	1	—	—	—	—
Transportation	3	(1)	—	1	—	—	—	—

Total	$108	$(39)	4%	12	$—	$—	—%	—

Of the total unrealized losses of $142 million for corporate fixed maturity securities presented in the preceding tables, $114 million, or 80%, of the unrealized losses related to issuers in the finance and insurance sector that were 26% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of March 31, 2012. Of the $114 million of unrealized losses related to the finance and insurance industry, $92 million related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

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

Structured Securities

Of the $545 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $174 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities is due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of March 31, 2012.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,925	$2,958
Due after one year through five years	10,803	11,183
Due after five years through ten years	10,305	11,066
Due after ten years	19,223	21,648

Subtotal	43,256	46,855
Residential mortgage-backed	5,807	5,852
Commercial mortgage-backed	3,407	3,346
Other asset-backed	2,544	2,479

Total	$55,014	$58,532

As of March 31, 2012, $4,416 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2012, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 23%, 21% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of March 31, 2012, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,907	31%	$1,898	31%
Industrial	1,688	28	1,707	28
Office	1,553	26	1,590	26
Apartments	626	10	641	10
Mixed use/other	302	5	304	5

Subtotal	6,076	100%	6,140	100%

Unamortized balance of loan origination fees and costs	3		3
Allowance for losses	(49)		(51)

Total	$6,030		$6,092

	March 31, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,629	27%	$1,631	27%
Pacific	1,504	25	1,539	25
Middle Atlantic	750	12	734	12
East North Central	544	9	557	9
Mountain	482	8	497	8
New England	385	6	388	6
West North Central	332	5	337	5
West South Central	293	5	298	5
East South Central	157	3	159	3

Subtotal	6,076	100%	6,140	100%

Unamortized balance of loan origination fees and costs	3		3
Allowance for losses	(49)		(51)

Total	$6,030		$6,092

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2012
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$3	$—	$—	$3	$1,904	$1,907
Industrial	—	—	1	1	1,687	1,688
Office	6	—	6	12	1,541	1,553
Apartments	—	3	—	3	623	626
Mixed use/other	1	—	—	1	301	302

Total recorded investment	$10	$3	$7	$20	$6,056	$6,076

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2011
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$107	$—	$—	$107	$1,791	$1,898
Industrial	3	—	—	3	1,704	1,707
Office	4	3	15	22	1,568	1,590
Apartments	—	—	—	—	641	641
Mixed use/other	1	—	—	1	303	304

Total recorded investment	$115	$3	$15	$133	$6,007	$6,140

% of total commercial mortgage loans	2%	—%	—%	2%	98%	100%

As of March 31, 2012 and December 31, 2011, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest.

As of and for the three months ended March 31, 2012 and the year ended December 31, 2011, we modified or extended 7 and 39 commercial mortgage loans, respectively, with a total carrying value of $48 million and $252 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings. As of and for the year ended December 31, 2011, we modified or extended one commercial mortgage loan with a total carrying value of $3 million that was considered a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default penalties and fees. This troubled debt restructuring did not result in any forgiveness in the outstanding principal amount owed by the borrower or a change to the original contractual interest rate.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the commercial mortgage loans on nonaccrual status by property type as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2012	2011
Property type:
Retail	$—	$—
Industrial	1	—
Office	6	15
Apartments	—	—
Mixed use/other	—	—

Total recorded investment	$7	$15

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2012	2011
Allowance for credit losses:
Beginning balance	$51	$59
Charge-offs	(1)	(1)
Recoveries	—	—
Provision	(1)	—

Ending balance	$49	$58

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$49	$58

Recorded investment:
Ending balance	$6,076	$6,654

Ending balance of individually impaired loans	$2	$14

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,074	$6,640

The following tables set forth our individually impaired commercial mortgage loans by property type as of the dates indicated:

March 31, 2012
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$—	$—	$—	$—	$—	$—
Industrial	—	—	—	—	$—	—
Office	2	3	1	—	$2	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$2	$3	$1	$—	$2	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2011
(Amounts in millions)	Recorded investment	Unpaid principal balance	Charge- offs	Related allowance	Average recorded investment	Interest income recognized
Property type:
Retail	$—	$—	$—	$—	$—	$—
Industrial	—	—	—	—	$—	—
Office	10	13	3	—	$10	—
Apartments	—	—	—	—	$—	—
Mixed use/other	—	—	—	—	$—	—

Total	$10	$13	$3	$—	$10	$—

In evaluating the credit quality of commercial mortgage loans, we assess the performance of the underlying loans using both quantitative and qualitative criteria. Certain risks associated with commercial mortgage loans can be evaluated by reviewing both the loan-to-value and debt service coverage ratio to understand both the probability of the borrower not being able to make the necessary loan payments as well as the ability to sell the underlying property for an amount that would enable us to recover our unpaid principal balance in the event of default by the borrower. The average loan-to-value ratio is based on our most recent estimate of the fair value for the underlying property which is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A lower loan-to-value indicates that our loan value is more likely to be recovered in the event of default by the borrower if the property was sold. The debt service coverage ratio is based on “normalized” annual net operating income of the property compared to the payments required under the terms of the loan. Normalization allows for the removal of annual one-time events such as capital expenditures, prepaid or late real estate tax payments or non-recurring third-party fees (such as legal, consulting or contract fees). This ratio is evaluated at least annually and updated more frequently if necessary to better indicate risk associated with the loan. A higher debt service coverage ratio indicates the borrower is less likely to default on the loan. The debt service coverage ratio should not be used without considering other factors associated with the borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$465	$279	$878	$246	$39	$1,907
Industrial	453	328	637	251	19	1,688
Office	286	286	604	278	99	1,553
Apartments	156	108	316	31	15	626
Mixed use/other	68	52	94	16	72	302

Total	$1,428	$1,053	$2,529	$822	$244	$6,076

% of total	24%	17%	41%	14%	4%	100%

Weighted-average debt service coverage ratio	2.19	1.92	2.20	1.16	2.17	2.01

(1)

Included $2 million of impaired loans and $242 million of loans in good standing, with a total weighted-average loan-to-value of 117%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2011
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

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2012
(Amounts in millions)	Less than 1.00	1.00 -1.25	1.26 -1.50	1.51 -2.00	Greater than 2.00	Total
Property type:
Retail	$106	$306	$435	$574	$381	$1,802
Industrial	201	227	278	653	322	1,681
Office	163	171	310	400	425	1,469
Apartments	15	81	59	304	167	626
Mixed use/other	33	27	37	57	64	218

Total	$518	$812	$1,119	$1,988	$1,359	$5,796

% of total	9%	14%	19%	35%	23%	100%

Weighted-average loan-to-value	86%	72%	66%	59%	49%	62%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2011
(Amounts in millions)	Less than 1.00	1.00 -1.25	1.26 -1.50	1.51 -2.00	Greater than 2.00	Total
Property type:
Retail	$91	$322	$445	$595	$340	$1,793
Industrial	197	238	278	652	334	1,699
Office	188	130	341	395	452	1,506
Apartments	15	80	76	295	174	640
Mixed use/other	22	23	53	61	59	218

Total	$513	$793	$1,193	$1,998	$1,359	$5,856

% of total	9%	14%	20%	34%	23%	100%

Weighted-average loan-to-value	86%	72%	68%	59%	50%	63%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$104	$105
Industrial	—	—	—	4	3	7
Office	—	—	8	—	76	84
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	84	84

Total	$—	$—	$9	$4	$267	$280

% of total	—%	—%	3%	2%	95%	100%

Weighted-average loan-to-value	—%	—%	54%	43%	75%	74%

	December 31, 2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 -2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$104	$105
Industrial	—	—	—	5	3	8
Office	—	—	8	—	76	84
Apartments	—	—	—	—	1	1
Mixed use/other	—	—	—	—	86	86

Total	$—	$—	$9	$5	$270	$284

% of total	—%	—%	3%	2%	95%	100%

Weighted-average loan-to-value	—%	—%	54%	44%	74%	72%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	March 31, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$155	39%	$161	38%
Industrial	96	24	99	24
Office	76	19	86	21
Apartments	60	16	60	15
Mixed use/other	7	2	7	2

Subtotal	394	100%	413	100%

Allowance for losses	(2)		(2)

Total	$392		$411

	March 31, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$140	36%	$146	35%
Pacific	71	18	74	18
Middle Atlantic	64	16	65	16
East North Central	39	10	42	10
West North Central	27	7	28	7
Mountain	24	6	28	7
East South Central	16	4	17	4
West South Central	12	3	12	3
New England	1	—	1	—

Subtotal	394	100%	413	100%

Allowance for losses	(2)		(2)

Total	$392		$411

Of our restricted commercial mortgage loans as of March 31, 2012, $389 million were current, $3 million were 31 to 60 days past due and $2 million were 61 to 90 days past due. As of March 31, 2012, we did not have any restricted commercial mortgage loans that were past due for more than 90 days and still accruing interest. Of our restricted commercial mortgage loans as of December 31, 2011, $408 million were current, $2 million were 61 to 90 days past due and $3 million were past due for more than 90 days and still accruing interest.

As of March 31, 2012, the total recorded investment of restricted commercial mortgage loans of $394 million related to loans not individually impaired that were evaluated collectively for impairment. As of December 31, 2011, loans not individually impaired that were evaluated collectively for impairment were $412 million of the total recorded investment of restricted commercial mortgage loans of $413 million. There was no provision for credit losses recorded during the three months ended March 31, 2012 or 2011 related to restricted commercial mortgage loans.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	March 31, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$144	$5	$2	$—	$4	$155
Industrial	86	2	2	4	2	96
Office	58	9	4	3	2	76
Apartments	34	3	4	19	—	60
Mixed use/other	7	—	—	—	—	7

Total recorded investments	$329	$19	$12	$26	$8	$394

% of total	83%	5%	3%	7%	2%	100%

Weighted-average debt service coverage ratio	1.77	1.33	1.77	1.01	0.65	1.67

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2011
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

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	March 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$4	$19	$45	$36	$51	$155
Industrial	18	4	17	26	31	96
Office	9	25	15	17	10	76
Apartments	—	20	10	25	5	60
Mixed use/other	—	—	—	2	5	7

Total recorded investments	$31	$68	$87	$106	$102	$394

% of total	8%	17%	22%	28%	25%	100%

Weighted-average loan-to-value	65%	50%	37%	36%	31%	40%

	December 31, 2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$17	$49	$62	$28	$161
Industrial	15	10	21	23	30	99
Office	12	23	4	37	10	86
Apartments	12	14	7	22	5	60
Mixed use/other	—	—	—	2	5	7

Total recorded investments	$44	$64	$81	$146	$78	$413

% of total	10%	16%	20%	35%	19%	100%

Weighted-average loan-to-value	73%	48%	39%	36%	28%	41%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no floating rate restricted commercial mortgage loans as of March 31, 2012 or December 31, 2011.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

(Amounts in millions)	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$250	$602	Other liabilities	$88	$1
Forward bond purchase commitments	Other invested assets	3	47	Other liabilities	4	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	74	43
Foreign currency swaps	Other invested assets	1	—	Other liabilities	—	—

Total cash flow hedges		254	649		166	44

Fair value hedges:
Interest rate swaps	Other invested assets	34	43	Other liabilities	1	1
Foreign currency swaps	Other invested assets	36	32	Other liabilities	—	—

Total fair value hedges		70	75		1	1

Total derivatives designated as hedges		324	724		167	45

Derivatives not designated as hedges
Interest rate swap	Other invested assets	511	705	Other liabilities	286	374
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	25	28
Credit default swaps	Other invested assets	4	1	Other liabilities	24	59
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	147	177
Equity index options	Other invested assets	18	39	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	1	7	Other liabilities	6	4
Other foreign currency contracts	Other invested assets	2	9	Other liabilities	18	11
Reinsurance embedded derivatives (1)	Other assets	17	29	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (2)	6	16	Policyholder account balances (3)	287	492

Total derivatives not designated as hedges		559	806		793	1,145

Total derivatives		$883	$1,530		$960	$1,190

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	March 31, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(3)	$12,396
Forward bond purchase commitments	Notional	504	—	—	504
Inflation indexed swaps	Notional	544	5	—	549
Foreign currency swaps	Notional	—	87	—	87

Total cash flow hedges		13,447	92	(3)	13,536

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(22)	1,017
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(22)	1,102

Total derivatives designated as hedges		14,571	92	(25)	14,638

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	680	(531)	7,349
Interest rate swaps related to securitization entities	Notional	117	—	(3)	114
Credit default swaps	Notional	1,110	—	(30)	1,080
Credit default swaps related to securitization entities	Notional	314	—	—	314
Equity index options	Notional	522	300	(94)	728
Financial futures	Notional	2,924	1,156	(1,935)	2,145
Equity return swaps	Notional	326	14	(68)	272
Other foreign currency contracts	Notional	779	358	(14)	1,123
Reinsurance embedded derivatives	Notional	228	24	—	252

Total derivatives not designated as hedges		13,520	2,532	(2,675)	13,377

Total derivatives		$28,091	$2,624	$(2,700)	$28,015

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	March 31, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,716	1	(633)	47,084

We did not have any derivatives with counterparties that can be terminated at the option of the derivative counterparty as of March 31, 2012.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(421)	$9	Net investment income	$(16)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Inflation indexed swaps	(31)	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(48)	—	Net investment income	—	Net investment gains (losses)

Total	$(499)	$10		$(16)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(100)	$5	Net investment income	$(2)	Net investment gains (losses)
Inflation indexed swaps	(1)	(10)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	3	(1)	Interest expense	—	Net investment gains (losses)

Total	$(98)	$(6)		$(2)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2012	2011
Derivatives qualifying as effective accounting hedges as of January 1	$2,009	$924
Current period increases (decreases) in fair value, net of deferred taxes of $177 and $34	(322)	(64)
Reclassification to net (income), net of deferred taxes of $3 and $(2)	(7)	4

Derivatives qualifying as effective accounting hedges as of March 31	$1,680	$864

The total of derivatives designated as cash flow hedges of $1,680 million, net of taxes, recorded in stockholders’ equity as of March 31, 2012 is expected to be reclassified to future net income, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $27 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income during the three months ended March 31, 2012 in connection with forecasted transactions that were no longer considered probable of occurring.

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

The following table provides information about the pre-tax income effects of fair value hedges and related hedged items for the three months ended March 31, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging assets	$—	Net investment gains (losses)	$(1)	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(9)	Net investment gains (losses)	11	Interest credited	9	Net investment gains (losses)
Foreign currency swaps	3	Net investment gains (losses)	1	Interest credited	(4)	Net investment gains (losses)

Total	$(6)		$11		$5

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2012	2011
Interest rate swaps	$1	$2	Net investment gains (losses)
Interest rate swaps related to securitization entities	2	1	Net investment gains (losses)
Credit default swaps	41	3	Net investment gains (losses)
Credit default swaps related to securitization entities	31	9	Net investment gains (losses)
Equity index options	(35)	(19)	Net investment gains (losses)
Financial futures	(112)	(39)	Net investment gains (losses)
Equity return swaps	(25)	(4)	Net investment gains (losses)
Other foreign currency contracts	(17)	(9)	Net investment gains (losses)
Reinsurance embedded derivatives	(12)	—	Net investment gains (losses)
GMWB embedded derivatives	201	59	Net investment gains (losses)

Total derivatives not designated as hedges	$75	$3

Derivative Counterparty Credit Risk

As of March 31, 2012 and December 31, 2011, net fair value assets by counterparty totaled $551 million and $1,027 million, respectively. As of March 31, 2012 and December 31, 2011, net fair value liabilities by counterparty totaled $364 million and $240 million, respectively. As of March 31, 2012 and December 31, 2011, we retained collateral of $589 million and $1,023 million, respectively, related to these agreements, including over collateralization of $63 million and $50 million, respectively, from certain counterparties. As of March 31, 2012 and December 31, 2011, we posted $181 million and $28 million, respectively, of collateral to derivative counterparties, including over collateralization of $14 million and $11 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of March 31, 2012 and December 31, 2011, we could have been allowed to claim up to $25 million and $54 million, respectively, from counterparties and required to disburse up to $25 million and $18 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

Credit Derivatives

We sell protection under single name credit default swaps and credit default swap index tranches in combination with purchasing securities to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for both indexed reference entities and single

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2012			December 31, 2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$5	$—	$—
AA
Matures after one year through five years	6	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures after one year through five years	37	—	—	37	—	—
Matures after five years through ten years	10	—	—	10	—	1
BBB
Matures after one year through five years	68	1	—	68	1	—
Matures after five years through ten years	24	—	1	24	—	1

Total credit default swaps on single name reference entities	$155	$1	$1	$155	$1	$2

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2012			December 31, 2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
9% – 12% matures after one year through five years (1)	$300	$—	$9	$300	$—	$27
10% – 15% matures after one year through five years (2)	250	3	—	250	—	—
12% – 22% matures after five years through ten years (3)	248	—	14	248	—	28
15% – 30% matures after five years through ten years (4)	127	—	—	127	—	2

Total credit default swap index tranches	925	3	23	925	—	57

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	14	—	6	14	—	7
Portion backing our interest maturing 2017 (6)	300	—	141	300	—	170

Total customized credit default swap index tranches related to securitization entities	314	—	147	314	—	177

Total credit default swaps on index tranches	$1,239	$3	$170	$1,239	$—	$234

(1)	The current attachment/detachment as of March 31, 2012 and December 31, 2011 was 9% – 12%.
(2)	The current attachment/detachment as of March 31, 2012 and December 31, 2011 was 10% – 15%.
(3)	The current attachment/detachment as of March 31, 2012 and December 31, 2011 was 12% – 22%.
(4)	The current attachment/detachment as of March 31, 2012 and December 31, 2011 was 14.8% – 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

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

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates. Given the limited availability of data related to transactions for similar instruments, we typically classify these loans as Level 3.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates. Given the limited availability of data related to transactions for similar instruments, we typically classify these loans as Level 3.

Other invested assets. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument. Primarily represents short-term investments and limited partnerships accounted for under the cost method. The fair value of short-term investments typically does not include significant unobservable inputs and approximate our amortized cost basis. As a result, short-term investments are classified as Level 2. Cost method limited partnerships typically include significant unobservable inputs as a result of being relatively illiquid with limited market activity for similar instruments and are classified as Level 3.

Long-term borrowings. We utilize available market data when determining fair value of long-term borrowings issued in the U.S. and Canada, which includes data on recent trades for the same or similar financial instruments. Accordingly, these instruments are classified as Level 2 measurements. In cases where market data is not available such as our Australian borrowings, we use broker quotes for which we consider the valuation methodology utilized by the third party but cannot typically obtain sufficient evidence to determine the valuation does not include significant unobservable inputs. Accordingly, we typically classify these borrowings where fair value is based on our consideration of broker quotes as Level 3 measurements.

Non-recourse funding obligations. We use an internal model to determine fair value using the current floating rate coupon and expected life/final maturity of the instrument discounted using the floating rate index and current market spread assumption, which is estimated based on recent transactions for these instruments or similar instruments as well as other market information or broker provided data. Given these instruments are private and very little market activity exists, our current market spread assumption is considered to have significant unobservable inputs in calculating fair value and, therefore, results in the fair value of these instruments being classified as Level 3.

Borrowings related to securitization entities. Based on market quotes or comparable market transactions. Some of these borrowings are publicly traded debt securities and are classified as Level 2. Certain borrowings are not publicly traded and are classified as Level 3.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products. Given the significant unobservable inputs associated with policyholder behavior and current market rate assumptions used to discount the expected future cash flows, we classify these instruments as Level 3 except for certain funding agreement-backed notes that are traded in the marketplace as a security and are classified as Level 2.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

(Amounts in millions)	March 31, 2012
	Notional amount		Carrying amount	Fair value
				Level 1	Level 2	Level 3	Total
Assets:
Commercial mortgage loans		$(1)	$6,030	$—	$—	$6,462	$6,462
Restricted commercial mortgage loans		(1)	392	—	—	441	441
Other invested assets		(1)	343	—	217	133	350
Liabilities:
Long-term borrowings (2)		(1)	5,095	—	4,926	145	5,071
Non-recourse funding obligations (2)		(1)	2,602	—	—	1,760	1,760
Borrowings related to securitization entities		(1)	328	—	273	83	356
Investment contracts		(1)	18,616	—	1,369	18,224	19,593
Other firm commitments:
Commitments to fund limited partnerships	71		—	—	—	—	—
Ordinary course of business lending commitments	15		—	—	—	—	—

(Amounts in millions)	December 31, 2011
	Notional amount		Carrying amount	Fair value
				Level 1	Level 2	Level 3	Total
Assets:
Commercial mortgage loans		$(1)	$6,092	$—	$—	$6,500	$6,500
Restricted commercial mortgage loans		(1)	411	—	—	461	461
Other invested assets		(1)	786	—	658	137	795
Liabilities:
Long-term borrowings (2)		(1)	4,726	—	4,214	139	4,353
Non-recourse funding obligations (2)		(1)	3,256	—	—	2,160	2,160
Borrowings related to securitization entities		(1)	348	—	287	88	375
Investment contracts		(1)	18,880	—	1,356	18,325	19,681
Other firm commitments:
Commitments to fund limited partnerships	78		—	—	—	—	—
Ordinary course of business lending commitments	9		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8 for additional information related to borrowings.

Recurring Fair Value Measurements

We have fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value. Below is a description of the valuation techniques and inputs used to determine fair value by class of instrument.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed maturity, equity and trading securities

The valuations of fixed maturity, equity and trading securities are determined using a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information.

We utilize certain third-party data providers when determining fair value. We consider information obtained from third-party pricing services (“pricing services”) as well as third-party broker provided prices, or broker quotes, in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by pricing services and broker quotes, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received, including an understanding of the assumptions and inputs utilized to determine the appropriate fair value. Additionally, we evaluate significant changes in fair value each month to further aide in our review of the accuracy our fair value measurements and understanding of changes in fair value, where more detailed reviews are performed by the asset managers responsible for the related asset class associated with the security being reviewed.

In general, we first obtain valuations from pricing services. If a price is not supplied by a pricing service, we will typically seek a broker quote. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for identical securities are not readily observable and these securities are not typically valued by pricing services. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models.

For pricing services, we obtain an understanding of the pricing methodologies and procedures for each type of instrument. In general, a pricing service does not provide a price for a security if sufficient information is not readily available to determine fair value or if such security is not in the specific sector or class covered by a particular pricing service. Given our understanding of the pricing methodologies and procedures of pricing services, the securities valued by pricing services are typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs, which would result in the valuation being classified as Level 3.

For private fixed maturity securities, we utilize an internal model to determine fair value and utilize public bond spreads by sector, rating and maturity to develop the market rate that would be utilized for a similar public bond. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We assign each security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds and whether external ratings are available for our private placement to determine whether the spreads utilized would be considered observable inputs. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities. To determine the significance of unobservable inputs, we calculate the impact on the valuation from the unobservable input and will classify a security as Level 3 when the impact on the valuation exceeds 10%.

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

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	March 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$4,564	$—	$4,564	$—
Internal models	10	—	9	1

Total U.S. government, agencies and government-sponsored enterprises	4,574	—	4,573	1

Tax-exempt:
Pricing services	341	—	341	—

Total tax-exempt	341	—	341	—

Government—non-U.S.:
Pricing services	2,282	—	2,282	—
Internal models	9	—	—	9

Total government—non-U.S.	2,291	—	2,282	9

U.S. corporate:
Pricing services	22,194	—	22,194	—
Broker quotes	256	—	—	256
Internal models	2,757	—	583	2,174

Total U.S. corporate	25,207	—	22,777	2,430

Corporate—non-U.S.:
Pricing services	12,436	—	12,436	—
Broker quotes	79	—	—	79
Internal models	1,927	—	397	1,530

Total corporate—non-U.S.	14,442	—	12,833	1,609

Residential mortgage-backed:
Pricing services	5,757	—	5,757	—
Broker quotes	39	—	—	39
Internal models	56	—	—	56

Total residential mortgage-backed	5,852	—	5,757	95

Commercial mortgage-backed:
Pricing services	3,306	—	3,306	—
Broker quotes	15	—	—	15
Internal models	25	—	—	25

Total commercial mortgage-backed	3,346	—	3,306	40

Other asset-backed:
Pricing services	2,053	—	2,053	—
Broker quotes	409	—	—	409
Internal models	17	—	7	10

Total other asset-backed	2,479	—	2,060	419

Total fixed maturity securities	$58,532	$—	$53,929	$4,603

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2011
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of equity securities as of the dates indicated:

	March 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$339	$337	$2	$—
Broker quotes	3	—	—	3
Internal models	92	—	—	92

Total equity securities	$434	$337	$2	$95

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$263	$261	$2	$—
Broker quotes	6	—	—	6
Internal models	92	—	—	92

Total equity securities	$361	$261	$2	$98

The following tables summarize the primary sources of data considered when determining fair value of trading securities as of the dates indicated:

	March 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$484	$—	$484	$—
Broker quotes	286	—	—	286

Total trading securities	$770	$—	$484	$286

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$524	$—	$524	$—
Broker quotes	264	—	—	264

Total trading securities	$788	$—	$524	$264

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

Derivatives

We consider counterparty collateral arrangements and rights of set-off when evaluating our net credit risk exposure to our derivative counterparties. Accordingly, we are permitted to include consideration of these arrangements when determining whether any incremental adjustment should be made for both the counterparty’s and our non-performance risk in measuring fair value for our derivative instruments. As a result of these counterparty arrangements, we determined no incremental adjustment for our non-performance risk or the non-performance risk of the derivative counterparty was required to our derivative assets or liabilities. We determine fair value for our derivatives using an income approach using internal models based on relevant market inputs for each derivative instrument. We also compare the fair value determined using our internal model to the valuations provided by our derivative counterparties with any significant differences or changes in valuation being evaluated further by our derivatives professionals that are familiar with the instrument and market inputs used in the valuation.

Interest rate swaps. The valuation of interest rate swaps is determined using an income approach. The primary input into the valuation represents the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2. For certain interest rate swaps, the inputs into the valuation also include the total returns of certain bonds that would primarily be considered an observable input and result in the derivative being classified as Level 2. For certain other swaps, there are features that provide an option to the counterparty to terminate the swap at specified dates. The interest rate volatility input used to value these options would be considered a significant unobservable input and results in the fair value measurement of the derivative being classified as Level 3. These options to terminate the swap by the counterparty are based on forward interest rate swap curves and volatility. As interest rate volatility increases, our valuation of the derivative changes unfavorably.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit default swaps. We have both single name credit default swaps and index tranche credit default swaps. For single name credit default swaps, we utilize an income approach to determine fair value based on using current market information for the credit spreads of the reference entity, which is considered observable inputs based on the reference entities of our derivatives and results in these derivatives being classified as Level 2. For index tranche credit default swaps, we utilize an income approach that utilizes current market information related to credit spreads and expected defaults and losses associated with the reference entities that comprise the respective index associated with each derivative. There are significant unobservable inputs associated with the timing and amount of losses from the reference entities as well as the timing or amount of losses, if any, that will be absorbed by our tranche. Accordingly, the index tranche credit default swaps are classified as Level 3. As credit spreads widen for the underlying issuers comprising the index, the change in our valuation of these credit default swaps will be unfavorable.

Credit default swaps related to securitization entities. Credit default swaps related to securitization entities represent customized index tranche credit default swaps and are valued using a similar methodology as described above for index tranche credit default swaps. We determine fair value of these credit default swaps after considering both the valuation methodology described above as well as the valuation provided by the derivative counterparty. In addition to the valuation methodology and inputs described for index tranche credit default swaps, these customized credit default swaps contain a feature that permits the securitization entity to provide the par value of underlying assets in the securitization entity to settle any losses under the credit default swap. The valuation of this settlement feature is dependent upon the valuation of the underlying assets and the timing and amount of any expected loss on the credit default swap, which is considered a significant unobservable input. Accordingly, these customized index tranche credit default swaps related to securitization entities are classified as Level 3. As credit spreads widen for the underlying issuers comprising the customized index, the change in our valuation of these credit default swaps will be unfavorable.

Equity index options. We have equity index options associated with various equity indices. The valuation of equity index options is determined using an income approach. The primary inputs into the valuation represent forward interest rate volatility and time value component associated with the optionality in the derivative, which are considered significant unobservable inputs in most instances. The equity index volatility surface is determined based on market information that is not readily observable and is developed based upon inputs received from several third-party sources. Accordingly, these options are classified as Level 3. As equity index volatility increases, our valuation of these options changes favorably.

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

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate, foreign currency exchange rate volatility, foreign equity index volatility and time value component associated with the optionality in the derivative. As a result of the significant unobservable inputs associated with the forward interest rate, foreign currency exchange rate volatility and foreign equity index volatility inputs, the derivative is classified as Level 3. As foreign currency exchange rate volatility and foreign equity index volatility increases, the change in our valuation of these options will be favorable. We also have foreign currency forward contracts where the valuation is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.

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

GMWB embedded derivatives

We are required to bifurcate an embedded derivative for certain features associated with annuity products and related reinsurance agreements where we provide a GMWB to the policyholder and are required to record the GMWB embedded derivative at fair value. The valuation of our GMWB embedded derivative is based on an income approach that incorporates inputs such as forward interest rates, equity index volatility, equity index and fund correlation, and policyholder assumptions such as utilization, lapse and mortality. In addition to these inputs, we also consider risk and expense margins when determining the projected cash flows that would be determined by another market participant. While the risk and expense margins are considered in determining fair value, these inputs do not have a significant impact on the valuation. We determine fair value using an internal model based on the various inputs noted above. The resulting fair value measurement from the model is reviewed by the product actuarial, risk and finance professionals each reporting period with changes in fair value also being compared to changes in derivatives and other instruments used to mitigate changes in fair value from certain market risks, such as equity index volatility and interest rates.

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2012 and December 31, 2011, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $77 million and $109 million, respectively.

To determine the appropriate discount rate to reflect the non-performance risk of the GMWB liabilities, we evaluate the non-performance risk in our liabilities based on a hypothetical exit market transaction as there is no exit market for these types of liabilities. A hypothetical exit market can be viewed as a hypothetical transfer of the liability to another similarly rated insurance company which would closely resemble a reinsurance transaction. Another hypothetical exit market transaction can be viewed as a hypothetical transaction from the perspective of the GMWB policyholder. In determining the appropriate discount rate to incorporate non-performance risk of the GMWB liabilities, we also considered the impacts of state guarantees embedded in

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the related insurance product as a form of inseparable third-party guarantee. We believe that a hypothetical exit market participant would use a similar discount rate as described above to value the liabilities.

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

We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability.

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

Contingent purchase price

We have certain contingent purchase price payments related to acquisitions made after 2009 that are required to be recorded at fair value each period. Fair value is determined using an income approach whereby we project the expected earnings of the business and compare our projections of the relevant earnings metric to the thresholds established in the purchase agreement to determine our expected payments. We then discount these expected payments to calculate the fair value as of the valuation date. We evaluate the underlying projections used in determining fair value each period and update these underlying projections when there have been significant changes in our expectations of the future business performance. The inputs used to determine the discount rate and expected payments are primarily based on significant unobservable inputs and result in the fair value of the contingent purchase price being classified as Level 3.

Borrowings related to securitization entities

We record certain borrowings related to securitization entities at fair value. The fair value of these borrowings is determined using either a market approach or income approach, depending on the instrument and availability of market information. Given the unique characteristics of the securitization entities that issued these borrowings as well as the lack of comparable instruments, we determine fair value considering the valuation of the underlying assets held by the securitization entities and any derivatives, as well as any unique characteristics of the borrowings that may impact the valuation. After considering all relevant inputs, we determine fair value of the borrowings using the net valuation of the underlying assets and derivatives that are backing the borrowings. Accordingly, these instruments are classified as Level 3. Increases in the valuation of the underlying assets or decreases in the derivative liabilities will result in an increase in the fair value of these borrowings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$4,574	$—	$4,573	$1
Tax-exempt	341	—	341	—
Government—non-U.S.	2,291	—	2,282	9
U.S. corporate	25,207	—	22,777	2,430
Corporate—non-U.S.	14,442	—	12,833	1,609
Residential mortgage-backed	5,852	—	5,757	95
Commercial mortgage-backed	3,346	—	3,306	40
Other asset-backed	2,479	—	2,060	419

Total fixed maturity securities	58,532	—	53,929	4,603

Equity securities	434	337	2	95

Other invested assets:
Trading securities	770	—	484	286
Derivative assets:
Interest rate swaps	795	—	791	4
Foreign currency swaps	37	—	37	—
Credit default swaps	4	—	1	3
Equity index options	18	—	—	18
Equity return swaps	1	—	1	—
Forward bond purchase commitments	3	—	3	—
Other foreign currency contracts	2	—	—	2

Total derivative assets	860	—	833	27

Securities lending collateral	93	—	93	—
Derivatives counterparty collateral	112	—	112	—

Total other invested assets	1,835	—	1,522	313

Restricted other invested assets related to securitization entities	383	—	202	181
Other assets (1)	17	—	17	—
Reinsurance recoverable (2)	6	—	—	6
Separate account assets	10,646	10,646	—	—

Total assets	$71,853	$10,983	$55,672	$5,198

Liabilities
Policyholder account balances (3)	$287	$—	$—	$287
Other liabilities:
Contingent purchase price	30	—	—	30
Derivative liabilities:
Interest rate swaps	375	—	375	—
Interest rate swaps related to securitization entities	25	—	25	—
Inflation indexed swaps	74	—	74	—
Credit default swaps	24	—	1	23
Credit default swaps related to securitization entities	147	—	—	147
Equity return swaps	6	—	6	—
Forward bond purchase commitments	4	—	4	—
Other foreign currency contracts	18	—	18	—

Total derivative liabilities	673	—	503	170

Total other liabilities	703	—	503	200

Borrowings related to securitization entities	55	—	—	55

Total liabilities	$1,045	$—	$503	$542

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$4,863	$—	$4,850	$13
Tax-exempt	503	—	503	—
Government—non-U.S.	2,211	—	2,201	10
U.S. corporate	25,258	—	22,747	2,511
Corporate—non-U.S.	13,757	—	12,473	1,284
Residential mortgage-backed	5,695	—	5,600	95
Commercial mortgage-backed	3,400	—	3,361	39
Other asset-backed	2,608	—	2,337	271

Total fixed maturity securities	58,295	—	54,072	4,223

Equity securities	361	261	2	98

Other invested assets:
Trading securities	788	—	524	264
Derivative assets:
Interest rate swaps	1,350	—	1,345	5
Foreign currency swaps	32	—	32	—
Credit default swaps	1	—	1	—
Equity index options	39	—	—	39
Equity return swaps	7	—	7	—
Forward bond purchase commitments	47	—	47	—
Other foreign currency contracts	9	—	—	9

Total derivative assets	1,485	—	1,432	53

Securities lending collateral	406	—	406	—
Derivatives counterparty collateral	323	—	323	—

Total other invested assets	3,002	—	2,685	317

Restricted other invested assets related to securitization entities	376	—	200	176
Other assets (1)	29	—	29	—
Reinsurance recoverable (2)	16	—	—	16
Separate account assets	10,122	10,122	—	—

Total assets	$72,201	$10,383	$56,988	$4,830

Liabilities
Policyholder account balances (3)	$492	$—	$—	$492
Other liabilities:
Contingent purchase price	46	—	—	46
Derivative liabilities:
Interest rate swaps	376	—	376	—
Interest rate swaps related to securitization entities	28	—	28	—
Inflation indexed swaps	43	—	43	—
Credit default swaps	59	—	2	57
Credit default swaps related to securitization entities	177	—	—	177
Equity return swaps	4	—	4	—
Other foreign currency contracts	11	—	11	—

Total derivative liabilities	698	—	464	234

Total other liabilities	744	—	464	280

Borrowings related to securitization entities	48	—	—	48

Total liabilities	$1,284	$—	$464	$820

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers between levels at the beginning fair value for the reporting period in which the changes occur. Given the types of assets classified as Level 1, which primarily represents mutual fund investments, we typically do not have any transfers between Level 1 and Level 2 measurement categories and did not have any such transfers during any period presented.

Our assessment of whether or not there were significant unobservable inputs related to fixed maturity securities was based on our observations obtained through the course of managing our investment portfolio, including interaction with other market participants, observations related to the availability and consistency of pricing and/or rating, and understanding of general market activity such as new issuance and the level of secondary market trading for a class of securities. Additionally, we considered data obtained from third-party pricing sources to determine whether our estimated values incorporate significant unobservable inputs that would result in the valuation being classified as Level 3.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2012	Total gains (losses) included in net income attributable to assets still held

		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$—	$(12)	$1	$—
Government—non-U.S.	10	—	—	—	—	—	(1)	—	—	9	—
U.S. corporate (1)	2,511	1	11	30	(18)	—	(10)	149	(244)	2,430	4
Corporate—non-U.S. (1)	1,284	2	13	59	—	—	(28)	353	(74)	1,609	1
Residential mortgage- backed	95	—	3	—	—	—	(5)	2	—	95	—
Commercial mortgage- backed	39	—	2	—	—	—	(1)	—	—	40	—
Other asset-backed	271	—	7	70	(20)	—	(13)	104	—	419	—

Total fixed maturity securities	4,223	3	36	159	(38)	—	(58)	608	(330)	4,603	5

Equity securities	98	1	(2)	—	(2)	—	—	—	—	95	—

Other invested assets:
Trading securities	264	5	—	24	—	—	(7)	—	—	286	5
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(1)	—	—	4	—
Credit default swaps	—	4	—	—	—	—	(1)	—	—	3	4
Equity index options	39	(35)	—	14	—	—	—	—	—	18	(31)
Other foreign currency contracts	9	(10)	—	3	—	—	—	—	—	2	(10)

Total derivative assets	53	(41)	—	17	—	—	(2)	—	—	27	(37)

Total other invested assets	317	(36)	—	41	—	—	(9)	—	—	313	(32)

Restricted other invested assets related to securitization entities	176	5	—	—	—	—	—	—	—	181	5
Reinsurance recoverable (2)	16	(11)	—	—	—	1	—	—	—	6	(11)

Total Level 3 assets	$4,830	$(38)	$34	$200	$(40)	$1	$(67)	$608	$(330)	$5,198	$(33)

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

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2011	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$—	$(10)	$1	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	1,100	4	(3)	3	—	—	(45)	16	(360)	715	4
Corporate—non-U.S. (1)	368	(12)	(3)	25	(25)	—	(5)	40	(186)	202	(11)
Residential mortgage- backed	143	(1)	2	—	—	—	(8)	—	(1)	135	(1)
Commercial mortgage- backed	50	—	—	—	—	—	(8)	—	—	42	—
Other asset-backed	268	(1)	2	8	(8)	—	(21)	15	—	263	(1)

Total fixed maturity securities	1,941	(10)	(2)	36	(33)	—	(87)	71	(557)	1,359	(9)

Equity securities	87	1	1	—	—	—	(2)	—	—	87	—

Other invested assets:
Trading securities	329	9	—	5	—	—	(5)	—	—	338	9
Derivative assets:
Interest rate swaps	5	(2)	—	—	—	—	—	—	—	3	(2)
Credit default swaps	6	—	—	—	—	—	—	—	—	6	—
Equity index options	33	(19)	—	24	—	—	(6)	—	—	32	(19)

Total derivative assets	44	(21)	—	24	—	—	(6)	—	—	41	(21)

Total other invested assets	373	(12)	—	29	—	—	(11)	—	—	379	(12)

Restricted other invested assets related to securitization entities	171	4	—	—	—	—	—	—	—	175	4
Reinsurance recoverable (2)	(5)	(3)	—	—	—	1	—	—	—	(7)	(3)

Total Level 3 assets	$2,567	$(20)	$(1)	$65	$(33)	$1	$(100)	$71	$(557)	$1,993	$(20)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

	Net investment income		Net investment gains (losses)		Total
(Amounts in millions)	2012	2011	2012	2011	2012	2011
Total realized and unrealized gains (losses) included in net income	$16	$17	$(54)	$(37)	$(38)	$(20)
Total gains (losses) included in net income attributable to assets still held	15	17	(48)	(37)	(33)	(20)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2012	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances (1)	$492	$(214)	$—	$—	$—	$9	$—	$—	$—	$287	$(210)
Other liabilities:
Contingent purchase price	46	2	—	—	—	—	(18)	—	—	30	2
Derivative liabilities:
Credit default swaps	57	(36)	—	2	—	—	—	—	—	23	(36)
Credit default swaps related to securitization entities	177	(31)	—	1	—	—	—	—	—	147	(31)

Total derivative liabilities	234	(67)	—	3	—	—	—	—	—	170	(67)

Total other liabilities	280	(65)	—	3	—	—	(18)	—	—	200	(65)

Borrowings related to securitization entities	48	7	—	—	—	—	—	—	—	55	7

Total Level 3 liabilities	$820	$(272)	$—	$3	$—	$9	$(18)	$—	$—	$542	$(268)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2011	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances (1)	$121	$(62)	$—	$—	$—	$10	$—	$—	$—	$69	$(61)
Derivative liabilities:
Credit default swaps	7	(2)	—	3	—	—	(1)	—	—	7	(2)
Credit default swaps related to securitization entities	129	(9)	—	—	—	—	—	—	—	120	(9)
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	(11)	—	3	—	—	(4)	—	—	127	(11)

Borrowings related to securitization entities	51	7	—	—	—	—	—	—	—	58	7

Total Level 3 liabilities	$311	$(66)	$—	$3	$—	$10	$(4)	$—	$—	$254	$(65)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	Net investment income		Net investment (gains) losses		Total
	2012	2011	2012	2011	2012	2011
Total realized and unrealized (gains) losses included in net (income)	$—	$—	$(272)	$(66)	$(272)	$(66)
Total (gains) losses included in net (income) attributable to liabilities still held	—	—	(268)	(65)	(268)	(65)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2012:

(Amounts in millions)	Fair value	Unobservable input	Range (weighted-average)
Assets:
Fixed maturity securities:
U.S. corporate	$2,174	Credit spreads	60bps -1,090bps (242bps)
Corporate—non-U.S.	1,530	Credit spreads	109bps - 354bps (217bps)
Derivative assets:
Interest rate swaps	4	Interest rate volatility	22% - 32% (26%)
Credit default swaps (1)	3	Credit spreads	48bps - 92bps (73bps)
Equity index options	18	Equity index volatility	16% - 28% (22%)
Other foreign currency contracts	2	Equity index volatility	20% - 29% (25%)
Liabilities:
Policyholder account balances (2)	287	Non-performance risk (credit spreads) Equity index volatility	50bps - 85bps 18% - 26%
Other liabilities:
Contingent purchase price	30	Discount rate	23%
Derivative liabilities:
Credit default swaps (1)	23	Credit spreads	200bps - 262bps (231bps)

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

As previously disclosed, in December 2011, one of our U.S. mortgage insurance subsidiaries received a subpoena from the United States Department of Housing and Urban Development, Office of the Inspector General with respect to reinsurance arrangements, including captive reinsurance transactions. That subpoena was withdrawn subsequent to our subsidiary’s receipt of an information request from the Consumer Financial Protection Bureau in January 2012, relating to the same subject matter.

As previously disclosed, in December 2011 and January 2012, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in three putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Four additional putative class actions, making similar allegations, have since been filed in which our mortgage insurance subsidiary is again named as one of numerous defendants. Those cases are captioned as follows: McCarn, et al. v. HSB, et al., United States District Court for the Eastern District of California; Manners, et al, v. First Third Bank, et al., United States District court for the Western District of Pennsylvania; Riddle, et al. v Bank of America, et al., United States District Court for the Eastern District of Pennsylvania; and Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York. We intend to vigorously defend these actions.

In April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A., and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A., as claimants. Claimants allege breach of contract and breach of the covenant of good

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants seek damages in excess of $834 million, in addition to interest and punitive damages. We intend to vigorously defend these actions.

(b) Commitments

As of March 31, 2012, we were committed to fund $71 million in limited partnership investments and $15 million in U.S. commercial mortgage loan investments.

(8) Borrowings and Other Financings

Revolving Credit Facilities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate plus a margin and we have access to $1.9 billion under these facilities. As of March 31, 2012, we had no borrowings under these facilities; however, we utilized $254 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2011, we had no borrowings under these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. At this time, we do not intend to renew our revolving credit facility that matures in May 2012. As we approach the maturity date for our August credit facility, we are evaluating, and will continue to evaluate, our options to extend, replace or refinance a portion of our credit facility. There can be no assurance that we will be able to extend, replace or refinance this facility on terms (or at targeted amounts) acceptable to us or at all.

Long-Term Notes

In March 2012, we priced a $350 million reopening of our 7.625% senior notes due in September 2021. The notes were offered as additional debt securities under an indenture, as supplemented from time to time, pursuant to which we have previously issued $400 million aggregate principal amount of our 7.625% senior notes due in September 2021. The notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. The notes were issued at a public offering price of 103% of principal amount, with a yield to maturity of 7.184%. The net proceeds of $358 million from the issuance of the new notes were used for general corporate purposes, including increasing liquidity at the holding company level.

Non-Recourse Funding Obligations

As of March 31, 2012, we had $2.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. In January 2012, as part of a life block sale transaction, we repurchased $475 million of our non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”), our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of amortization of deferred acquisition costs, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining non-recourse funding obligations issued by River Lake III of $176 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2012 and December 31, 2011, the weighted-average interest rates on our non-recourse funding obligations were 1.30% and 1.41%, respectively.

(9) Segment Information

We currently conduct our operations in the following operating business segments: (1) U.S. Life Insurance, which includes our life insurance, long-term care insurance and fixed annuities businesses; (2) International Protection Insurance, which includes our lifestyle protection insurance business; (3) Wealth Management; (4) International Mortgage Insurance, which includes mortgage insurance-related products and services; (5) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; and (6) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of funding agreements, FABNs and GICs.

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

There were no infrequent or unusual non-operating items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2012	2011
Revenues:
U.S. Life Insurance segment:
Life insurance	$373	$495
Long-term care insurance	775	713
Fixed annuities	294	271

U.S. Life Insurance segment’s revenues	1,442	1,479

International Protection segment’s revenues	218	270

Wealth Management segment’s revenues	112	110

International Mortgage Insurance segment:
Canada	198	207
Australia	133	136
Other Countries	15	19

International Mortgage Insurance segment’s revenues	346	362

U.S. Mortgage Insurance segment’s revenues	189	177

Runoff segment’s revenues	133	178

Corporate and Other’s revenues	(14)	(8)

Total revenues	$2,426	$2,568

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2012	2011
U.S. Life Insurance segment:
Life insurance	$6	$42
Long-term care insurance	35	36
Fixed annuities	23	14

U.S. Life Insurance segment’s net operating income	64	92

International Protection segment’s net operating income	5	25

Wealth Management segment’s net operating income	12	10

International Mortgage Insurance segment:
Canada	37	51
Australia	(21)	52
Other Countries	(9)	(4)

International Mortgage Insurance segment’s net operating income	7	99

U.S. Mortgage Insurance segment’s net operating loss	(43)	(83)

Runoff segment’s net operating income	35	1

Corporate and Other’s net operating loss	(49)	(69)

Net operating income	31	75
Net investment gains (losses), net of taxes and other adjustments	16	(16)

Net income available to Genworth Financial, Inc.’s common stockholders	47	59
Add: net income attributable to noncontrolling interests	33	34

Net income	$80	$93

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2012	2011
Assets:
U.S. Life Insurance	$74,913	$75,547
International Protection	2,453	2,375
Wealth Management	529	523
International Mortgage Insurance	9,760	9,643
U.S. Mortgage Insurance	2,808	2,966
Runoff	16,399	16,031
Corporate and Other	4,121	5,102

Total assets	$110,983	$112,187

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Sale of Tax and Accounting Financial Advisor Unit

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), for approximately $79 million, plus an earnout provision, to Cetera Financial Group. The earnout provides the opportunity for us to receive additional future compensation based on achieving certain revenue goals. We expect to recognize a realized gain of approximately $15 million related to the sale. GFIS is included in our Wealth Management segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2011 Annual Report on Form 10-K.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets; downgrades or potential downgrades in our financial strength or credit ratings; interest rate fluctuations and levels; adverse capital and credit market conditions; the impact on the potential extension, replacement or refinancing of our credit facilities; the valuation of fixed maturity, equity and trading securities; defaults, downgrades or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; goodwill impairments; defaults by counterparties to reinsurance arrangements or derivative instruments; an adverse change in risk-based capital and other regulatory requirements; insufficiency of reserves; legal constraints on dividend distributions by our subsidiaries; competition; availability, affordability and adequacy of reinsurance; loss of key distribution partners; regulatory restrictions on our operations and changes in applicable laws and regulations; legal or regulatory investigations or actions; the failure of or any compromise of the security of our computer systems; the occurrence of natural or man-made disasters or a pandemic; the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in the accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; impairments of or valuation allowances against our deferred tax assets; changes in expected morbidity and mortality rate; accelerated amortization of deferred acquisition costs and present value of future profits; reputational risks as a result of rate increases on certain in-force long-term care insurance products; medical advances, such as genetic research and diagnostic imaging, and related legislation; unexpected changes in persistency rates; ability to continue to implement actions to mitigate the impact of statutory reserve requirements; the failure of demand for long-term care insurance to increase; political and economic instability or changes in government policies; foreign exchange rate fluctuations; unexpected changes in unemployment rates; unexpected increases in mortgage insurance default rates or severity of defaults; the significant portion of high loan-to-value insured international mortgage loans which generally result in more and larger claims than lower loan-to-value ratios; competition with government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; changes in international regulations reducing demand for mortgage insurance; increases in mortgage insurance default rates; failure to meet, or have waived to the extent needed, the minimum statutory capital requirements and hazardous financial condition standards; uncertain results of continued investigations of insured U.S. mortgage loans; possible rescissions of coverage and the results of objections to our rescissions; the extent to which loan modifications and other similar programs may provide benefits to us; unexpected changes in unemployment and underemployment rates in the United States; further deterioration in economic conditions or a further decline in home prices in the United States; problems associated with foreclosure process defects in the United States that may defer claim payments; changes to the role or structure of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage

Corporation (“Freddie Mac”); competition with government-owned and government-sponsored enterprises offering U.S. mortgage insurance; changes in regulations that affect our U.S. mortgage insurance business; the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; increases in the use of alternatives to private mortgage insurance in the United States and reductions by lenders in the level of coverage they select; the impact of the use of reinsurance with reinsurance companies affiliated with U.S. mortgage lending customers; legal actions under the Real Estate Settlement Procedures Act of 1974 (“RESPA”); and potential liabilities in connection with our U.S. contract underwriting services;

•

Other risks, including the risk that adverse market or other conditions might further delay or impede the planned initial public offering (“IPO”) of our mortgage insurance business in Australia; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

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

Overview

Our business

We are a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We have the following operating segments:

•

U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life and long-term care insurance. For the three months ended March 31, 2012, our U.S. Life Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $58 million and $64 million, respectively.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended March 31, 2012, our International Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $6 million and $5 million, respectively.

•

Wealth Management. We offer and manage a variety of wealth management services, including investments, advisor support and practice management services. For the three months ended March 31, 2012, our Wealth Management segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were both $12 million.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended March 31, 2012, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were both $7 million.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended March 31, 2012, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $26 million and $43 million, respectively.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business. For the three months ended March 31, 2012, our Runoff segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $62 million and $35 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments. For the three months ended March 31, 2012, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $72 million and $49 million, respectively.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Equity markets, credit markets and interest rate spreads generally improved during the first quarter of 2012. Although global financial markets experienced some improvement during the first quarter of 2012, the European debt crisis and concerns regarding the U.S. economy continued to impact the recovery.

The U.S. housing market reflected continuing stress and growing levels of foreclosures with variations in performance by sub-market, including signs of stabilization within certain regions while others declined. Unemployment and underemployment levels in the United States remained relatively constant with the fourth quarter of 2011 that experienced a slight decline in December 2011. We expect unemployment and underemployment levels in the United States to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period. In Canada, the housing market was pressured by a smaller refinance market while home prices increased modestly and unemployment levels decreased slightly from the fourth quarter of 2011. In Australia, the overall housing market has remained fairly stable with home prices and unemployment remaining consistent with the fourth quarter of 2011 with some regional variations. Economic growth in Australia slowed given the economic impact of pressures from higher interest rates, higher costs of living, higher exchange rates and cautious consumer spending, particularly in coastal tourism areas of Queensland where these pressures were exacerbated by the flooding in January 2011. Europe overall remained a slow growth environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity initiatives. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

The U.S. government, Federal Reserve and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments previously took actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on these countries and their markets; however, there can be no assurance as to the future level of impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

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

Credit and investment markets. The tone of the market improved during the first quarter of 2012. Signs of an improving U.S. economy, continued emerging market growth and solidification of supportive European Central Bank policies and actions led to greater market confidence and a generally tightening spread environment versus the latter part of 2011. Spreads on U.S. and European financial issues tightened, given U.S. bank stress-testing, positive policy and macro-economic developments globally, and limited new issuance in the sector. Corporate deal flow outside of the financial sector was very strong during the first quarter of 2012 as issuers took advantage of low treasury rates and a receptive market, although dealer inventories remained low. Demand and deal flow in the structured product market was also strong. Towards the end of the first quarter of 2012, however, as Portuguese and Spanish credit default spread widening gained focus, we began to see some decline in demand and retracement of spreads, particularly in global financial companies.

We recorded net other-than-temporary impairments of $17 million during the first quarter of 2012, which were lower than 2011 levels and we expect losses to moderate further from prior year levels. Even though certain segments of the marketplace are still experiencing declines in the performance of collateral underlying certain structured securities, impairments of structured securities in our investment portfolio declined further in the first quarter of 2012 from the 2011 levels. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with our securities that have not been impaired continues to perform.

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

Trends and conditions affecting our segments

U.S. Life Insurance

Life insurance. Results of our life insurance business are impacted by sales, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, underwriting, effective distribution and customer service.

Life insurance sales increased during the first quarter of 2012 compared to 2011 from sales of our term universal and universal life insurance products. Sales of our term universal and universal life insurance products increased 3% and 7%, respectively, in the first quarter of 2012 versus the same period in the prior year. Due to the low interest rate environment and to maintain our desired mix of business, we have raised prices on certain products and exited others. Therefore, we expect reduced sales levels during 2012. Shifts in consumer demand, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting universal life insurance policies with secondary guarantees, could also affect our sales levels.

Throughout 2011 and beginning in 2012, we experienced favorable mortality results in our term life insurance products as compared to priced mortality assumptions. During this same period, while less severe in 2011 than in prior years, we have experienced lower persistency as compared to pricing assumptions for 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies go through their post-level rate period and then moderate thereafter.

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

Recently, the National Association of Insurance Commissioners (“NAIC”) formed a Joint Working Group to review the statutory reserve requirements of Regulation AXXX impacting certain universal life insurance policies with secondary guarantees. In March 2012, the NAIC adopted a framework to address these reserving issues, and subsequently retained an actuarial consultant to help resolve the framework’s proposal for addressing in-force business and business that will be written in an interim period until the adoption of a principles-based reserve (“PBR”) approach. While it is too early to assess the magnitude the framework will have on future reserving requirements, we expect changes to such requirements that will impact future sales and product design industry-wide.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, morbidity, mortality, persistency, investment yields, expenses and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features and pricing, including our ability to implement future rate actions as deemed necessary.

Industry-wide first-year annualized premiums of long-term care insurance declined during the recession and rebounded beginning in 2010 as the economy stabilized. Industry sales grew 4% in 2011 compared to 2010. Sales moderated in the first quarter of 2012 and as a result, our sales decreased versus the fourth quarter of 2011. We expect sales to continue to moderate throughout 2012 with sales levels impacted by shifts in consumer demand, relative pricing, pricing of next generation products, return on capital and reinsurance decisions and other factors. We continue to evaluate new product pricing and have utilized reinsurance in the form of coinsurance to improve profitability and capacity for new business. We are currently reinsuring on a 40% coinsurance basis our most recent individual long-term care insurance offerings.

We continue pursuing initiatives to improve the risk and profitability profile of our long-term care insurance business including: new product issuance and service offerings; investing in care coordination capabilities; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts include evaluating the need for future in-force rate increases, where warranted, on older issued policies. In this regard, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. As of March 31, 2012, we have received approvals in 43 states which represent approximately 70% of the targeted premiums. The state approval process of an in-force rate increase and the amount of the rate increase varies, and in certain states the decision to approve or decline can take up to two years. Upon approval, premium increases may only occur on an insured’s billing anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete.

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

Refinements of product offerings and related pricing, including use of reduced commission structures and disciplined investment strategies, support our target of achieving appropriate risk-adjusted returns. Sales in the first quarter of 2012 moderated as we continued our disciplined approach to product pricing and risk management. We expect moderate sales growth during the remainder of 2012.

International Protection

Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions and other factors, including consumer lending and spending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

The profitability of our lifestyle protection insurance business declined during the first quarter of 2012 driven by lower new premiums, higher new claim registrations and lower but still favorable claim reserve adjustments while claim payments remained at a consistent level. Premiums declined driven by lower consumer lending levels. Sales during the first quarter of 2012 decreased primarily in Southern Europe, most notably in Italy, mainly as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. We are pursuing various targeted initiatives to increase sales in existing markets, with focus on distribution expansion, selective new client acquisition and optimizing our product portfolio. Additionally, we are looking at initiatives in select new markets such as South America and Asia. However, depending on the severity and length of these conditions, we could experience additional declines in sales and ability to generate targeted growth in new sales.

New claim registrations increased in the first quarter of 2012 from the fourth quarter of 2011 but declined from the first quarter of 2011. The increase from the fourth quarter of 2011 was due to a worsening economy in a number of European markets. This, coupled with lower premiums, resulted in an increase in our loss ratio in the first quarter of 2012 from the fourth quarter of 2011 and the first quarter of 2011. We could see further increases in losses if claim registrations continue to increase.

Consumer lending levels remain challenged particularly given concerns regarding the European debt crisis. Unemployment rates in Europe trended upwards slightly during the first quarter of 2012 with regional variation. Additionally, we experienced negative European gross domestic product growth in the first quarter of 2012.

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

Net flows in the first quarter of 2012 were negative primarily related to the movement of a legacy block of managed accounts and from prior year relative fund performance. To partially offset this negative trend, we have introduced new investment strategies and expanded service offerings to increase the number of advisors that do business with us. Depending upon the direction of equity and fixed-income markets in the future, we could see either positive or negative impacts on sales, net flows and assets under management.

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), for approximately $79 million, plus an earnout provision, to Cetera Financial Group. The earnout provides the opportunity for us to receive additional future compensation based on achieving certain revenue goals. We expect to recognize a realized gain of approximately $15 million related to the sale.

International Mortgage Insurance

Results of our international mortgage insurance business are affected by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels of mortgage delinquencies and movements in foreign currency exchange rates.

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

In Canada, during 2011 and into 2012, favorable economic conditions persisted with housing affordability benefiting from low interest rates and income and employment growth. Since September 2010, the Bank of Canada has maintained the overnight rate at 1.0% and we expect this rate to be maintained near this level throughout 2012. The unemployment rate in Canada has gradually decreased during the last two years and also decreased slightly in the first quarter of 2012 from the rate at the end of 2011. We expect the unemployment rate to remain near current levels throughout 2012. Additionally, average home prices have remained stable after increasing modestly during the first half of 2011. Average home prices increased slightly during the first quarter of 2012 and we expect prices to remain stable throughout 2012 as a balanced housing market persists.

In January 2011, the Canadian government announced new mortgage rules that became effective in March and April of 2011. These changes reduced the amount of flow new insurance written in 2011 compared to 2010 levels primarily due to a smaller market, particularly for high loan-to-value refinance transactions, which was partially offset by improved market penetration. During the first quarter of 2012, flow new insurance written remained lower than the fourth quarter of 2011 primarily from a decrease in the size of the high loan-to-value market and seasonal factors, which were partially offset by a slight improvement in our market penetration. We expect our level of flow new insurance written in 2012 to increase modestly from the 2011 levels with the expectation of a stronger mortgage originations market during the second and third quarters of 2012. As of March 31, 2012, our 2010 and 2011 books of business represent 21% of our insurance in-force while our 2007 and 2008 book years, the two largest in our portfolio, together represent 28% of our insurance in-force. As our large 2007 and 2008 book years mature past their peak earnings period and subsequent smaller books season during 2012, earned premiums in Canada are expected to decline modestly in 2012 compared to 2011.

During 2011, losses in Canada increased from levels experienced during 2010 despite improving overall economic conditions and stable housing markets. While the total number of delinquencies decreased during 2011, and we continued to realize benefits from our loss mitigation activities, overall losses increased as a result of higher severity on older books, particularly from Alberta. In Alberta, the economy and housing market have not recovered to pre-recession levels, driving increased severity, although conditions began to improve during the second half of 2011. During the first quarter of 2012, losses were lower compared to the fourth quarter of 2011 as both the total number of delinquencies and the proportion of net new delinquencies from Alberta continued to decline. These improvements were partially offset by increased severity on existing delinquencies. We expect our overall loss levels in Canada to improve moderately through the remainder of 2012, although loss levels may vary quarterly based on seasonal or event-driven fluctuations.

In June 2011, the Canadian government passed legislation, that when effective, will formalize existing mortgage insurance arrangements with private mortgage insurers and terminate the existing agreement with the Canadian government, including the elimination of the Canadian government guarantee fund. This legislation does not change the current government guarantee of 90% provided on mortgages we insure. We do not anticipate any significant impacts to our business as a result of this legislation, however, a full assessment of the impact on our business cannot be completed until the regulations are finalized.

In Australia, economic growth slowed during 2011 and into 2012 given the economic impact of pressures from higher interest rates, higher costs of living, higher exchange rates and cautious consumer spending. This was particularly the case in coastal tourism areas of Queensland where these pressures were exacerbated by the flooding in January 2011. The overall housing market in Australia remained flat during the first quarter of 2012 after experiencing some modest home price declines in 2011. On a regional basis, variations were more pronounced, especially in Queensland and Western Australia where average home prices declined 6% and 4%, respectively, in 2011. We expect average national home prices to remain near current levels throughout 2012.

Unemployment levels increased slightly during 2011 and remained unchanged during the first quarter of 2012. We expect a modest increase during the remainder of 2012. In the fourth quarter of 2011, the Reserve Bank of Australia lowered the cash rate from 4.75% to 4.25%, in two separate decisions, which had remained unchanged since December 2010. The Reserve Bank of Australia maintained the cash rate during the first quarter of 2012; however, effective May 2, 2012, the Reserve Bank of Australia reduced the cash rate by 50 basis points to 3.75% as Australian and global economic conditions have been somewhat weaker than expected.

Total mortgage market activity in Australia continued to slow during the first half 2011 as consumers became more cautious about higher interest rates and global economic uncertainty together with the economic impact of natural disasters. Additionally, some lenders were slow to return to the high loan-to-value market. These factors resulted in a smaller high loan-to-value mortgage originations market. During the second half of 2011, total mortgage market activity began to increase driven by first-time home buyers and higher refinance transactions reflecting modestly improving consumer confidence and stable to declining interest rates from rate decreases in the fourth quarter of 2011. During the first quarter of 2012, flow new insurance written declined modestly from the fourth quarter of 2011 primarily from a smaller mortgage originations market as a result of the expiration of certain first-time home buyer concessions offered by local governments and seasonal factors. We expect our level of flow new insurance written in 2012 to be similar to 2011 levels. As of March 31, 2012, our 2010 and 2011 books of business represented 19% of our insurance in-force while our 2007, 2008 and 2009 book years, the three largest in our portfolio, together represented 36% of our insurance in-force. We expect the pressure on our earned premiums, as the large 2007 to 2009 book years mature past their peak earnings period and subsequent smaller books season during 2012, to be largely offset by higher net premiums written based on a higher loan-to-value mix and pricing actions during the second half of 2012. Therefore, we anticipate earned premiums during 2012 to remain similar to 2011.

During 2011, losses began to increase following an improvement during 2010. This was mainly driven by higher interest rates, lower retail spending and higher reserves for claims anticipated from the natural disasters in early 2011, particularly the flooding in Queensland. As a result, there was an increase in the number of outstanding delinquencies and reserves as the cumulative impact of the factors noted previously exerted pressure on elements of the portfolio. Overall delinquencies and the delinquency rate peaked during the third quarter of 2011 and trended downward during the fourth quarter of 2011 and the first quarter of 2012 but still remain above the level experienced at the start of 2011. This improvement was broad based across most regions, including Queensland. During the second half of 2011, we increased the intensity of our efforts to work with lenders to accelerate the processing of older delinquencies through to resolution. The extent of the rate of conversion from later stage delinquency to claim and higher average paid claim amounts during the first quarter of 2012 led to higher losses than previously anticipated. We now expect to see the higher rate of conversion to claim and average paid claims to continue for the near term. The higher losses were most pronounced in sub-segments of the Queensland region, whose economy has been pressured, as well as our 2007 and 2008 vintages which have higher concentrations of self-employed borrowers. We strengthened loss reserves by $82 million during the first quarter of 2012 to reflect the adverse change in frequency and severity experience that emerged during the current quarter. The reserve strengthening recognizes that we expect to see an elevated number of claims paid and higher average claim amounts continue into at least the second quarter of 2012 before beginning to moderate in the second half of 2012.

On April 17, 2012, we announced a new timeframe for completing our planned minority IPO of up to 40% of our Australian mortgage insurance business, which was originally expected to occur during 2012. We are now targeting completion of the IPO in early 2013, subject to market conditions, valuation considerations including business performance in Australia, and regulatory approvals. On April 20, 2012, Moody’s Investors Service placed our Australian mortgage insurance business on review for possible downgrade following our announcement regarding an anticipated net operating loss in this business in the first quarter of 2012 as a result of the elevated loss experience and higher claims incidence and severity. See “Risk Factors—A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed on February 27, 2012.

During 2011 and into 2012, the overall economic environment in Europe continued to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery. While regional differences exist, the overall business climate and the economic growth outlook in Europe remain pressured from the combination of persistent high unemployment rates and low business and consumer confidence. As a result, we have seen increasing delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland, contributing to increased loss reserves in our European mortgage insurance business, which we expect to continue through 2012. Specifically in Ireland, which represents less than 1% of our international primary risk in-force, we experienced increasing delinquencies and reserves in the second half of 2011 and during the first quarter of 2012 driven by prolonged economic and housing market stress and we expect this to continue during 2012. We are actively working with lenders and have significantly reduced our exposure and new business volumes from certain regions as we seek opportunities to manage and mitigate our risk profile in Europe.

Over the past several years, our global loss mitigation operations have enhanced both their capabilities and resources devoted to finding solutions that cure delinquencies and help to keep borrowers in their homes. These efforts include lender mortgage-related strategies, such as loan modification programs designed to help borrowers maintain mortgage payments while they are experiencing personal hardships. These programs allow lenders to maintain their relationship with a borrower while retaining an interest earning asset. In addition, we have developed asset management strategies designed to efficiently dispose of properties when a borrower’s hardship cannot be cured. Such efforts include actively partnering with the lender and borrower to optimize the transition process and taking early possession of properties to mitigate claim payments. As a result, our loss mitigation activities have had a favorable impact on our financial results as well as our relationships in the marketplace.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification and other servicing efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. This has resulted in rising foreclosures, more borrowers seeking loan modifications and elevated housing inventories which contributed to the downward pressure on home values. Overall, we anticipate additional declines in home values through mid-2012, with a gradual increase thereafter. At the same time, we also expect unemployment and underemployment levels to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period.

Over recent periods, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, converged to drive a smaller mortgage origination market. Within the private mortgage insurance market, over recent periods the mortgage insurance penetration rate and overall market size was driven down by growth in Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. However, given ongoing FHA risk management actions, we saw the private mortgage insurance penetration rate increase slightly in the fourth quarter of 2011, and while we expect this to continue given the additional FHA pricing changes effective in 2011, the private mortgage insurance penetration rate slowed in the first quarter of 2012. This increase has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Going forward, further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we believe the industry can expect to regain market share over time. In November 2011, federal legislation was enacted that extended the authority of the FHA to insure loans with initial balances in amounts up to 125% of median area home prices of up to and including $729,750. With this new legislation in place, the FHA now has higher loan limits than do the GSEs in certain metropolitan statistical areas. Accordingly, this could give the FHA a competitive advantage over private mortgage insurance providers. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

Although the overall insured market size is expected to be larger compared to the prior year, our U.S. mortgage insurance market share declined slightly in the first quarter of 2012 driven by the impact of competitor pricing and underwriting guidelines. We expect these market levels to hold through 2012. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact.

While we continue to experience a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2005, 2006, 2007 and first half of 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower rate, delinquencies for these book years continue to drive the level of new delinquencies being reported. While the impact was originally concentrated in certain states and alternative product types, during the last few years, the impact has shifted to more traditional products reflecting the elevated unemployment and underemployment levels throughout the United States. Beginning mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. In addition, we saw wide ranges in performance among loan servicers regarding the ability to modify loans. While these trends continued, both the levels of foreclosure starts and paid claims declined in 2011 and in the first quarter of 2012 from elevated levels seen a year ago. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process changes and defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market. Several major servicers reached agreement in principle in February 2012 with the U.S. Department of Justice, various federal agencies and 49 state attorneys general on origination and servicing practices, and this could affect timelines for claims submissions or administration actions. The effect on us of this agreement is uncertain at this time.

Expanded efforts in the mortgage lending market to modify loans and improved performance of our second half of 2008 and the 2009 and 2010 book years compared with the performance of prior book years, resulted in continued reductions in delinquency levels during the first quarter of 2012. However, loan modification efforts remained challenged and aging of delinquencies continued to increase through 2011 and through the first quarter of 2012; moreover, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. If employment levels remain pressured, home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, during 2011 and through the first quarter of 2012, we have seen the level of loan modification actions moderating against the levels we experienced during the fourth quarter of 2010. We also saw evidence of low levels of modification activity outside of government programs and servicers distracted by various regulatory and legal actions. Further reduction of loan modifications would have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements, which occurred during the three months ended March 31, 2012 resulted in a reduction of expected losses of $158 million compared to $122 million during the three months ended March 31, 2011.

Workouts and loan modifications, which related to loans representing 1% of our primary risk in-force as of March 31, 2012, and occurred during the period then ended, resulted in a reduction of expected losses during the three months ended March 31, 2012 of $92 million compared to $94 million during the three months ended March 31, 2011. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. However, such borrower re-defaults currently remain stable at anticipated levels. In addition, pre-sales, claims administration and other non-cure workouts that occurred during the three months ended March 31, 2012 resulted in a reduction of expected losses of $60 million compared to $17 million that occurred during the three months ended March 31, 2011.

As a result of investigation activities on certain insured delinquent loans, we found some levels of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the three months ended March 31, 2012 which reduced our expected losses at the time of rescission by $6 million compared to $11 million that occurred during the three months ended March 31, 2011. We expect limited benefit from rescission actions in future periods.

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

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the three months ended March 31, 2012, we recorded reinsurance recoveries of $14 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2004 through 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. While we continue to receive cash benefit from these captive arrangements at the time of claim payment, this level of benefit is expected to decline going forward as more captive trusts’ assets are being exhausted at a faster rate. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward.

Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), which is GEMICO’s domestic insurance regulator. As of March 31, 2012 and December 31, 2011, GEMICO’s risk-to-capital ratio was approximately 33.4:1 and 32.9:1, respectively. Over at least the next several quarters, we expect GEMICO’s risk-to-capital ratio to continue to increase. The amount of such increases will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

Effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business, although two such waivers no longer were in effect as of March 31, 2012 due to the imposition of alternative risk-to-capital limitations contained in these two waivers when they were granted to GEMICO. Even though GEMICO’s risk-to-capital ratio exceeded 25:1, GEMICO remains authorized to write new business in 44 states as of March 31, 2012, pursuant to revocable waivers or the equivalent issued by applicable states where necessary and with the approval of the GSEs.

New insurance written in North Carolina and in the 34 states which do not impose their own risk-to-capital requirements represented approximately 50% and 47%, respectively, of our total new insurance written for the three months ended March 31, 2012 and 2011. New insurance written in the other nine states that have granted revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 35% and 29%, respectively, of total new insurance written for the three months ended March 31, 2012 and 2011.

With the approval of state insurance regulators in the six remaining states where GEMICO is not authorized to write new business and the GSEs, we began writing new business through GRMAC in five of these states while continuing to use GRMIC-NC to write new business in the sixth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on December 31, 2012.

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

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth MI Canada Inc.). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of considerations, including (i) the extent to which we are on track towards executing certain capital reallocation transactions to support the redeployment of capital for the benefit of our stockholders while maintaining appropriate risk buffers; (ii) our ongoing analyses of risk scenarios and the value and return on providing such capital support or pursuing other alternative arrangements or strategies; (iii) our assessment and understanding of U.S. policy relating to housing finance, the use of private mortgage insurance or the GSEs; and (iv) our assessment of actions by competitors and the current views of the GSEs and state regulators. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. As a result, for a variety of reasons, there is no assurance that we will or will not provide additional capital to support our U.S. mortgage insurance subsidiaries in the future.

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

In January 2011, we discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. During 2012, improved equity market performance favorably impacted the results of our variable annuity products and regulatory capital requirements. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to mitigate most of these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on capital and earnings. In addition to the use of hedging activities to mitigate impacts related to equity market volatility and interest rate risks, we may pursue reinsurance opportunities to further mitigate volatility in results.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$1,107	$1,437	$(330)	(23)%
Net investment income	832	830	2	—%
Net investment gains (losses)	35	(28)	63	NM (1)
Insurance and investment product fees and other	452	329	123	37%

Total revenues	2,426	2,568	(142)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,232	1,413	(181)	(13)%
Interest credited	195	201	(6)	(3)%
Acquisition and operating expenses, net of deferrals	530	563	(33)	(6)%
Amortization of deferred acquisition costs and intangibles	272	151	121	80%
Interest expense	95	127	(32)	(25)%

Total benefits and expenses	2,324	2,455	(131)	(5)%

Income before income taxes	102	113	(11)	(10)%
Provision for income taxes	22	20	2	10%

Net income	80	93	(13)	(14)%
Less: net income attributable to noncontrolling interests	33	34	(1)	(3)%

Net income available to Genworth Financial, Inc’s common stockholders	$47	$59	$(12)	(20)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our U.S. Life Insurance segment decreased $190 million primarily related to a decrease of $233 million in our life insurance business from higher ceded reinsurance on certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year. This decrease was partially offset by growth of our long-term care insurance business from new sales and in-force rate actions. Our fixed annuities business increased from higher sales of our life-contingent products in the current year.

•

Our International Protection segment decreased $36 million, including a decrease of $4 million attributable to changes in foreign exchange, primarily due to lower premium volume driven by reduced levels of consumer lending and our runoff block of business. The current year also included an unfavorable adjustment of $4 million related to a German premium tax.

•	Our Runoff segment decreased $84 million driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Mortgage Insurance segment decreased $15 million, including an increase of $1 million attributable to changes in foreign exchange. Premiums decreased as a result of seasoning of our in-force blocks of business in Canada, Australia and Europe, partially offset by lower ceded reinsurance premiums in Australia.

•

Our U.S. Mortgage Insurance segment decreased $5 million largely related to lower insurance in-force and lower assumed affiliated premiums, partially offset by benefits associated with our previously implemented rate increases.

Net investment income. Net investment income represents the income earned on our investments. Weighted-average investment yields were 4.8% for the three months ended March 31, 2012 and 2011. The weighted-average investment yields remained unchanged as higher average invested assets in longer duration products and improved yields on limited partnerships were offset by lower reinvestment yields. Net investment income for the three months ended March 31, 2012 included $6 million of higher gains related to limited partnerships.

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

•

We recorded $17 million of net other-than-temporary impairments for the three months ended March 31, 2012 as compared to $36 million for the three months ended March 31, 2011. Of total impairments for the three months ended March 31, 2012 and 2011, $15 million and $21 million, respectively, related to structured securities, including $8 million and $15 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, we also recorded $2 million of impairments related to commercial mortgage loans.

•

Net investment gains related to derivatives of $26 million during the three months ended March 31, 2012 were primarily associated with credit default swaps and embedded derivatives related to variable annuity products with guaranteed minimum withdrawal benefit (“GMWB”) riders. The GMWB gains were primarily due to the policyholder funds outperforming the benchmark indices used for hedging. Additionally, there were gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. In addition, there were losses attributable to increases in long-term interest rates that that were related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position as well as hedge ineffectiveness from our cash flow hedge programs related to our long-term care insurance business. Net investment losses related to derivatives of $10 million during the three months end March 31, 2011 were primarily related to losses associated with derivative instruments used to hedge foreign currency risk and GMWB losses primarily attributed to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. These losses were partially offset by gains from credit default swaps due to narrowing credit spreads and gains related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position.

•

Net gains related to the sale of available-for-sale securities were $17 million during the three months ended March 31, 2012 compared to net losses of $2 million during the three months ended March 31, 2011. We recorded net losses of $25 million related to trading securities during the three months ended March 31, 2012 compared to net gains of $11 million during the three months ended March 31, 2011. We recorded $24 million of higher net gains related to securitization entities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily associated with derivatives. During the three months ended March 31, 2012, we also recorded a $2 million purchase price valuation adjustment related to the purchase of Altegris Capital, LLC (“Altegris”) in 2010.

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

•

Our U.S. Life Insurance segment increased $117 million mainly driven by our life insurance business related to $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to a life block sale transaction in the current year and growth of our term universal life insurance product. The increase was also attributable to growth of our universal life insurance products, partially offset by an unfavorable valuation adjustment in the current year.

•	Corporate and Other activities increased $14 million primarily attributable to higher income related to our reverse mortgage business.

•	Our Runoff segment decreased $7 million mainly associated with lower average account values of our variable annuity products in the current year.

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

•

Our U.S. Life Insurance segment decreased $129 million primarily attributable to a decrease of $197 million in our life insurance business principally related to higher ceded reinsurance in the current year. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block sale transaction. This decrease was partially offset by growth in our term universal life insurance product and less favorable mortality in our term and term universal life insurance products compared to the prior year. Our long-term care insurance business increased $58 million from the aging and growth of our in-force block and higher claims and lower termination rates on older issued policies. Also included in the increase in the current year was a reclassification of loss adjustment expenses of $11 million from acquisition and operating expenses, net of deferrals, and an $11 million increase in reserves associated with a methodology change related to pending claims. These increases were partially offset by a favorable actuarial adjustment of $16 million in the current year related to a multi-stage system conversion. Our fixed annuities business increased $10 million largely attributable to higher sales of our life-contingent products in the current year.

•

Our U.S. Mortgage Insurance segment decreased $82 million mainly from a decrease in change in reserves primarily driven by improved cures and lower new delinquencies. Net paid claims increased principally related to continued aging of the delinquency inventory and a significant reduction in ceded claims under captive arrangements, coupled with a lender portfolio settlement in the current year.

•

Our Runoff segment decreased $77 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and a decrease in our guaranteed minimum death benefits (“GMDBs”) in our variable annuity products due to favorable equity market impacts in the current year.

•

Our International Mortgage Insurance segment increased $98 million, including an increase of $6 million attributable to changes in foreign exchange. Australia increased $96 million as a result of a reserve strengthening of $82 million in the current year due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. The adverse change in claims paid in the current year resulted in increased frequency and severity assumptions for our remaining portfolio of delinquent loans in Australia. In Canada, losses decreased primarily driven by lower delinquencies and paid claims due to a shift in regional mix with fewer claims from Alberta, as well as higher benefits from loss mitigation activities. Other Countries increased primarily from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland, partially offset by benefits from ongoing loss mitigation activities.

•

Our International Protection segment increased $9 million, including a decrease of $1 million attributable to changes in foreign exchange, primarily driven by lower favorable claim reserve adjustments in the current year. In addition, we reclassified loss adjustment expenses of $3 million from acquisition and operating expenses, net of deferrals, in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was predominately related to a decrease of $4 million in our U.S. Life Insurance segment primarily attributable to lower crediting rates on our fixed annuities.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses.

•

Our Runoff segment decreased $27 million principally from a $9 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur and the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Protection segment decreased $25 million, including a decrease of $3 million attributable to changes in foreign exchange, as a result of lower paid commissions from a decline in new business and lower professional fees. In addition, we reclassified loss adjustment expenses of $3 million to benefits and other changes in policy reserves in the current year.

•	Our U.S. Mortgage Insurance segment decreased $5 million related to lower operating expenses as a result of a cost–saving initiative in 2011.

•

Our U.S. Life Insurance segment decreased $3 million primarily attributable to a $6 million decrease in our long-term care insurance business from a reclassification of loss adjustment expenses of $11 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block. Our fixed annuities business decreased $6 million primarily related to a favorable adjustment of $4 million associated with guarantee funds in the current year compared to a $4 million accrual related to guarantee funds in the prior year. Partially offsetting these decreases was an increase in our life insurance business of $9 million from a $13 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur and from growth of our term universal life insurance product.

•

Corporate and Other activities increased $28 million as a result of higher unallocated expenses to our operating segments in the current year and lower overall expenses in the prior year. There was also an increase of $14 million associated with our reverse mortgage business primarily related to broker commissions on loans.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our U.S. Life Insurance segment increased $147 million principally from an increase in our life insurance business of $139 million largely related to higher ceded reinsurance as we wrote off $142 million of deferred acquisition costs associated with certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year. Higher amortization was also attributable to our universal life insurance products due to growth, partially offset by lower lapses in our term life insurance products. Our fixed annuities business increased $6 million primarily from higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by lower surrenders in the current year.

•

Our Runoff segment decreased $20 million largely related to our variable annuity products from favorable equity market impacts and a $4 million favorable unlocking in the current year driven by lower surrenders. The decrease was also attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•	Our International Protection segment decreased $5 million mainly as a result of lower premium volume.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Corporate and Other activities decreased $20 million primarily attributable to a favorable adjustment of $20 million in the current year related to the Tax Matters Agreement with our former parent company and the maturity of our ¥57.0 billion of senior notes in June 2011, partially offset by the debt issuance in March 2011.

•

Our U.S. Life Insurance segment decreased $14 million related to our life insurance business primarily from a favorable adjustment of $20 million in the current year related to the Tax Matters Agreement with our former parent company. This decrease was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block sale transaction in the current year.

•	Our International Mortgage Insurance segment increased $4 million from the issuance of debt by our wholly-owned Australian mortgage insurance subsidiary in June 2011.

Provision for income taxes. The effective tax rate increased to 21.6% for the three months ended March 31, 2012 from 17.7% for the three months ended March 31, 2011. This increase in the effective tax rate was primarily attributable to lower taxed foreign income and tax favored investments, partially offset by changes in uncertain tax benefits in the current year. The three months ended March 31, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties.

Net income available to Genworth Financial, Inc.’s common stockholders. Net income available to Genworth Financial, Inc.’s common stockholders decreased in the current year compared to the prior year primarily related to a $41 million net loss related to a life block sale transaction completed by our life insurance business and a reserve strengthening in our Australian mortgage insurance business in the current year. These decreases were partially offset by lower losses in our U.S. Mortgage Insurance segment and an increase in our variable annuities from improved equity market performance in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2012 was a decrease of $4 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2012 and 2011 was $31 million and $75 million, respectively. We define net operating income available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented.

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

The following table includes a reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2012	2011
Net income	$80	93
Less: net income attributable to noncontrolling interests	33	34

Net income available to Genworth Financial, Inc.’s common stockholders	47	59
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(16)	16

Net operating income available to Genworth Financial, Inc.’s common stockholders	$31	$75

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2012	2011
Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.09	$0.12

Diluted	$0.09	$0.12

Net operating income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.06	$0.15

Diluted	$0.06	$0.15

Weighted-average common shares outstanding:
Basic	491.2	490.1

Diluted	495.7	494.4

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life and long-term care insurance; (2) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (3) 10% of premium deposits for linked-benefits products; (4) new and additional premiums/deposits for fixed annuities; (5) gross flows and net flows, which represent gross flows less redemptions, for our wealth management business; (6) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; and (7) new insurance written for mortgage insurance. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums, premium equivalents, new premiums/deposits, gross and net flows, written premiums and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports assets under management for our wealth management business, insurance in-force and risk in-force. Assets under management for our wealth management business represent third-party assets under management that are not consolidated in our financial statements. Insurance in-force for our life, international mortgage and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For our risk in-force in our international mortgage insurance business, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. We consider assets under management for our wealth management business, insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date which will generate revenues and profits in a future period, rather than a measure of our revenues or profitability during that period.

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

Insurance and Wealth Management Division

Division results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our Insurance and Wealth Management Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth
Financial, Inc.’s common stockholders:
U.S. Life Insurance segment:
Life insurance	$6	$42	$(36)	(86)%
Long-term care insurance	35	36	(1)	(3)%
Fixed annuities	23	14	9	64%

U.S. Life Insurance segment	64	92	(28)	(30)%

International Protection segment	5	25	(20)	(80)%

Wealth Management segment	12	10	2	20%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	81	127	(46)	(36)%
Adjustment to net operating income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(5)	(10)	5	(50)%

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$117	$(41)	(35)%

U.S. Life Insurance segment

Segment results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$543	$733	$(190)	(26)%
Net investment income	638	621	17	3%
Net investment gains (losses)	(2)	(21)	19	90%
Insurance and investment product fees and other	263	146	117	80%

Total revenues	1,442	1,479	(37)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	786	915	(129)	(14)%
Interest credited	162	166	(4)	(2)%
Acquisition and operating expenses, net of deferrals	169	172	(3)	(2)%
Amortization of deferred acquisition costs and intangibles	223	76	147	193%
Interest expense	12	26	(14)	(54)%

Total benefits and expenses	1,352	1,355	(3)	—%

Income before income taxes	90	124	(34)	(27)%
Provision for income taxes	32	44	(12)	(27)%

Net income available to Genworth Financial, Inc’s common stockholders	58	80	(22)	(28)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	6	12	(6)	(50)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$64	$92	$(28)	(30)%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$6	$42	$(36)	(86)%
Long-term care insurance	35	36	(1)	(3)%
Fixed annuities	23	14	9	64%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$64	$92	$(28)	(30)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $36 million principally from a $41 million net loss related to a life block sale transaction in the current year that included a loss related to a third-party reinsurance treaty and gains associated with the repurchase of non-recourse funding obligations. The decrease was also attributable to less favorable mortality in our term life insurance products compared to the prior year and an $8 million favorable impact from a change in premium taxes in Virginia in the prior year that did not recur, partially offset by favorable persistency. These decreases were partially offset by a $13 million favorable adjustment related to the Tax Matters Agreement with our former parent company in the current year and growth of our term universal life insurance products.

•

Our long-term care insurance business was relatively flat as higher claims and lower claim termination rates in older issued policies were offset by the favorable performance of newer issued policies and in-force rate actions. In addition, the prior year included an unfavorable adjustment of $4 million related to the accounting for interest rate swaps that did not recur.

•

Our fixed annuities business increased $9 million primarily related to a $3 million favorable adjustment associated with guarantee funds in the current year compared to a $3 million accrual related to guarantee funds in the prior year. The increase was also attributable to growth and lower interest credited.

Revenues

Premiums

•

Our life insurance business decreased $233 million primarily related to higher ceded reinsurance on certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year.

•	Our long-term care insurance business increased $30 million mainly attributable to growth of the in-force block from new sales and in-force rate actions.

•	Our fixed annuities business increased $13 million primarily attributable to higher sales of our life-contingent products in the current year.

Net investment income

•	Our life insurance business was flat as higher average invested assets were offset by lower reinvestment yields in the current year.

•

Our long-term care insurance business increased $26 million largely from an increase in average invested assets due to growth of our in-force block. Included in the prior year was an unfavorable adjustment of $6 million related to the accounting for interest rate swaps that did not recur.

•

Our fixed annuities business decreased $8 million primarily attributable to lower reinvestment yields, partially offset by higher gains of $5 million from limited partnerships accounted for under the equity method in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business increased $5 million primarily driven by net losses from the sale of investment securities related to portfolio repositioning in the current year compared to net gains in the prior year, partially offset by lower impairments in the current year.

•

Net investment losses in our long-term care insurance business decreased $6 million predominately from derivative gains and lower impairments in the current year, partially offset by higher net losses on the sale of investment securities related to portfolio repositioning.

•

Our fixed annuities business had net investment gains of $5 million in the current year compared to net investment losses of $13 million in the prior year mainly attributable to higher derivative gains and lower impairments in the current year.

Insurance and investment product fees and other. The increase was attributable to our life insurance business primarily from $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to a life block sale transaction in the current year and growth of our term universal life insurance product. The increase was also attributable to growth of our universal life insurance products, partially offset by an unfavorable valuation adjustment in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $197 million principally related to higher ceded reinsurance in the current year. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block sale transaction. This decrease was partially offset by growth in our term universal life insurance product and less favorable mortality in our term and term universal life insurance products compared to the prior year.

•

Our long-term care insurance business increased $58 million primarily from the aging and growth of our in-force block and higher claims and lower claim termination rates on older issued policies. Also included in the increase was a reclassification of loss adjustment expenses of $11 million from acquisition and operating expenses, net of deferrals, and an $11 million increase in reserves associated with a methodology change related to pending claims. These increases were partially offset by a favorable actuarial adjustment of $16 million in the current year related to a multi-stage system conversion.

•	Our fixed annuities business increased $10 million largely attributable to higher sales of our life-contingent products in the current year.

Interest credited. The decrease is primarily related to our fixed annuities business mainly from lower crediting rates in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business increased $9 million primarily related to a $13 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur and from growth of our term universal life insurance product.

•

Our long-term care insurance business decreased $6 million primarily related to a reclassification of loss adjustment expenses of $11 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block.

•

Our fixed annuities business decreased $6 million primarily related to a favorable adjustment of $4 million associated with guarantee funds in the current year compared to a $4 million accrual related to guarantee funds in the prior year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $139 million principally related to higher ceded reinsurance as we wrote off $142 million of deferred acquisition costs associated with certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year. Higher amortization was also attributable to our universal life insurance products due to growth, partially offset by lower lapses in our term life insurance products.

•

Our fixed annuities business increased $6 million primarily from higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by lower surrenders in the current year.

Interest expense. Interest expense decreased related to our life insurance business primarily from a $20 million favorable adjustment related to the Tax Matters Agreement with our former parent company. This decrease was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block sale transaction in the current year.

Provision for income taxes. The effective tax rate was relatively flat at 35.6% for the three months ended March 31, 2012 compared to 35.5% for the three months ended March 31, 2011.

U.S. Life Insurance selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Term and whole life insurance (1)
Net earned premiums	$(11)	$222	$(233)	(105)%
Life insurance in-force, net of reinsurance	391,870	454,704	(62,834)	(14)%
Life insurance in-force before reinsurance	561,186	590,569	(29,383)	(5)%
Term universal life insurance
Net deposits	$64	$35	$29	83%
Sales (2)	31	30	1	3%
Life insurance in-force, net of reinsurance	112,906	58,371	54,535	93%
Life insurance in-force before reinsurance	113,737	58,811	54,926	93%
Universal life insurance (1)
Net earned premiums and deposits	$174	$159	$15	9%
Sales: (2)
Universal life insurance	16	15	1	7%
Linked-benefits	3	2	1	50%
Life insurance in-force, net of reinsurance	42,734	41,543	1,191	3%
Life insurance in-force before reinsurance	49,527	47,831	1,696	4%
Total life insurance
Net earned premiums and deposits	$227	$416	$(189)	(45)%
Sales: (2)
Term universal life insurance	31	30	1	3%
Universal life insurance	16	15	1	7%
Linked-benefits	3	2	1	50%
Life insurance in-force, net of reinsurance	547,510	554,618	(7,108)	(1)%
Life insurance in-force before reinsurance	724,450	697,211	27,239	4%

(1)	The prior period amounts have been re-presented to report whole life insurance with term life insurance. Amounts for whole life insurance were previously reported with universal life insurance.
(2)

In the first quarter of 2012, we changed our definition of sales related to our life insurance business. For term universal and universal life insurance, sales represent annualized first-year deposits plus 5% of excess deposits. For linked-benefits products, sales represent 10% of premium deposits. The prior period amounts have been re-presented to conform to the new definition.

Term and whole life insurance

Net earned premiums decreased mainly related to higher ceded reinsurance on certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year.

Term universal life insurance

Net deposits and our in-force block have increased due to continued growth of this product.

Universal life insurance

Net earned premiums and deposits and our in-force block have increased due primarily to the growth of our universal life insurance products.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
Net earned premiums:
Individual long-term care insurance	$504	$477	$27	6%
Group long-term care insurance	17	14	3	21%

Total	$521	$491	$30	6%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$45	$46	$(1)	(2)%
Group long-term care insurance	3	2	1	50%

Annualized first-year premiums and deposits	$48	$48	$—	—%

Loss ratio	66%	65%	1%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased mainly attributable to growth of our in-force block from new sales and in-force rate actions.

The loss ratio was relatively flat as less favorable mortality and higher claims and lower claim termination rates on older issued policies were offset by an increase in premiums.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2012	2011
Single premium deferred annuities
Account value, beginning of period	$10,831	$10,819
Deposits	264	120
Surrenders, benefits and product charges	(330)	(368)

Net flows	(66)	(248)
Interest credited	84	89

Account value, end of period	$10,849	$10,660

Single premium immediate annuities
Account value, beginning of period	$6,433	$6,528
Premiums and deposits	106	85
Surrenders, benefits and product charges	(237)	(256)

Net flows	(131)	(171)
Interest credited	78	83
Effect of accumulated net unrealized investment gains (losses)	24	(29)

Account value, end of period	$6,404	$6,411

Structured settlements
Account value, net of reinsurance, beginning of period	$1,107	$1,113
Surrenders, benefits and product charges	(14)	(15)

Net flows	(14)	(15)
Interest credited	14	15

Account value, net of reinsurance, end of period	$1,107	$1,113

Total premiums from fixed annuities	$33	$20

Total deposits from fixed annuities	$337	$185

Single premium deferred annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales have increased in the current year driven by a more competitive offering.

Single premium immediate annuities

Account value of our single premium immediate annuities decreased as surrenders exceeded premiums and deposits, partially offset by an increase in net unrealized investment gains. Sales continued to be pressured given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

International Protection segment

Segment results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$179	$215	$(36)	(17)%
Net investment income	36	48	(12)	(25)%
Net investment gains (losses)	1	2	(1)	(50)%
Insurance and investment product fees and other	2	5	(3)	(60)%

Total revenues	218	270	(52)	(19)%

Benefits and expenses:
Benefits and other changes in policy reserves	41	32	9	28%
Acquisition and operating expenses, net of deferrals	127	152	(25)	(16)%
Amortization of deferred acquisition costs and intangibles	31	36	(5)	(14)%
Interest expense	11	13	(2)	(15)%

Total benefits and expenses	210	233	(23)	(10)%

Income before income taxes	8	37	(29)	(78)%
Provision for income taxes	2	10	(8)	(80)%

Net income available to Genworth Financial, Inc’s common stockholders	6	27	(21)	(78)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(1)	(2)	1	50%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$5	$25	$(20)	(80)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased as a result of lower premiums, lower investment income and an increase in reserves, partially offset by lower expenses. The three months ended March 31, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premium volume driven by reduced levels of consumer lending and our runoff block of business. The current year also included an unfavorable adjustment of $4 million related to a German premium tax. The three months ended March 31, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position. The three months ended March 31, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other decreased mainly attributable to lower third-party administration fees.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by lower favorable claim reserve adjustments in the current year. In addition, we reclassified loss adjustment expenses of $3 million from acquisition and operating expenses, net of deferrals, in the current year. The three months ended March 31, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower paid commissions related to a decline in new business, lower profit commissions driven by higher claims and lower professional fees. In addition, we reclassified loss adjustment expenses of $3 million to benefits and other changes in policy reserves in the current year. The three months ended March 31, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume.

Interest expense decreased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year.

Provision for income taxes. The effective tax rate decreased to 25.0% for the three months ended March 31, 2012 from 27.0% for the three months ended March 31, 2011. This decrease in the effective tax rate was primarily attributable to changes in lower taxed foreign income.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Lifestyle protection insurance:
Traditional indemnity premiums	$228	$242	$(14)	(6)%
Premium equivalents for administrative services only business	2	6	(4)	(67)%
Reinsurance premiums assumed accounted for under the deposit method	149	175	(26)	(15)%

Total	$379	$423	$(44)	(10)%

Loss ratio	23%	15%	8%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Sales declined from reduced levels of consumer lending as a result of deteriorating economic conditions in certain regions. The three months ended March 31, 2012 included a decrease of $11 million attributable to changes in foreign exchange rates.

The loss ratio increased driven mainly by lower favorable claim reserve adjustments in the current year and a decrease in premiums from lower volumes driven by reduced levels of consumer lending and our runoff block of business.

Wealth Management segment

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Segment results of operations

The following table sets forth the results of operations relating to our Wealth Management segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment gains (losses)	$—	$—	$—	—%
Insurance and investment product fees and other	112	110	2	2%

Total revenues	112	110	2	2%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	92	92	—	—%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%

Total benefits and expenses	93	93	—	—%

Income before income taxes	19	17	2	12%
Provision for income taxes	7	7	—	—%

Net income available to Genworth Financial, Inc’s common stockholders	12	10	2	20%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$12	$10	$2	20%

Net operating income available to Genworth Financial, Inc.’s common stockholders

The increase in net operating income available to Genworth Financial, Inc.’s common stockholders was the result of higher average assets under management from favorable market performance and market growth, partially offset by negative net flows and higher redemptions.

Revenues

Insurance and investment product fees and other increased primarily attributable to higher average assets under management from favorable market performance and market growth, partially offset by negative net flows. Negative flows in the three months ended March 31, 2012 were $359 million primarily related to the movement of a legacy block of managed accounts and from prior year relative investment performance.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, were flat as higher asset-based expenses from market growth were offset by lower commission expenses and negative net flows.

Provision for income taxes. The effective tax rate decreased to 36.8% for the three months ended March 31, 2012 from 41.2% for the three months ended March 31, 2011. The decrease in the effective tax rate was primarily attributable to changes in the effective state tax rates.

Wealth Management selected operating performance measures

The following table sets forth selected operating performance measures regarding our Wealth Management segment as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2012	2011
Assets under management, beginning of period	$25,087	$24,740
Gross flows	1,516	2,058
Redemptions	(1,875)	(1,703)

Net flows	(359)	355
Market performance	956	456

Assets under management, end of period	$25,684	$25,551

Wealth Management results represent Genworth Financial Wealth Management, Inc., GFIS, Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantivus Consulting, Inc. and the Altegris companies.

The increase in assets under management was attributable to favorable market performance during the current year and market growth, partially offset by negative net flows. Negative flows in the three months ended March 31, 2012 were $359 million primarily related to the movement of a legacy block of managed accounts and from prior year relative investment performance.

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, GFIS, for approximately $79 million, plus an earnout provision, to Cetera Financial Group. As a result of the sale, assets under management will decrease by approximately $2.8 billion in the second quarter of 2012.

Global Mortgage Insurance Division

Division results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division, formerly referred to as the Mortgage Insurance Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
International Mortgage Insurance segment:
Canada	$37	$51	$(14)	(27)%
Australia	(21)	52	(73)	(140)%
Other Countries	(9)	(4)	(5)	125%

International Mortgage Insurance segment	7	99	(92)	(93)%

U.S. Mortgage Insurance segment	(43)	(83)	40	(48)%

Total net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	(36)	16	(52)	NM (1)
Adjustment to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	17	1	16	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(19)	17	(36)	NM (1)
Add: net income attributable to noncontrolling interests	33	34	(1)	(3)%

Net income	$14	$51	$(37)	(73)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
Revenues:
Premiums	$247	$262	$(15)	(6)%
Net investment income	97	95	2	2%
Net investment gains (losses)	2	4	(2)	(50)%
Insurance and investment product fees and other	—	1	(1)	(100)%

Total revenues	346	362	(16)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	207	109	98	90%
Acquisition and operating expenses, net of deferrals	59	60	(1)	(2)%
Amortization of deferred acquisition costs and intangibles	17	17	—	—%
Interest expense	10	6	4	67%

Total benefits and expenses	293	192	101	53%

Income before income taxes	53	170	(117)	(69)%
Provision for income taxes	13	36	(23)	(64)%

Net income	40	134	(94)	(70)%
Less: net income attributable to noncontrolling interests	33	34	(1)	(3)%

Net income available to Genworth Financial, Inc.’s common stockholders	7	100	(93)	(93)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	(1)	1	100%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$7	$99	$(92)	(93)%

The following table sets forth net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$37	$51	$(14)	(27)%
Australia	(21)	52	(73)	(140)%
Other Countries	(9)	(4)	(5)	(125)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$7	$99	$(92)	(93)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The three months ended March 31, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business decreased from higher overall taxes and lower premiums.

•

Our Australian mortgage insurance business reported a net operating loss in the current year compared to net operating income in the prior year primarily driven by a reserve strengthening and lower premiums in the current year. The reserve strengthening was based on the frequency and severity of claims arising from prior years as lenders accelerated the processing of later stage delinquencies through to foreclosure.

•

Other Countries’ net operating loss increased primarily from higher losses in Ireland, where we experienced increased new delinquencies, and continued aging of existing delinquencies in the current year as a result of a prolonged economic downturn.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $11 million, including a decrease of $2 million attributable to changes in foreign exchange rates, principally from the seasoning of our in-force block of business.

•

Our Australian mortgage insurance business decreased $2 million, including an increase of $4 million attributable to changes in foreign exchange rates, primarily related to higher ceded reinsurance premiums and lower premiums attributable to the seasoning of our in-force block of business.

•

Other Countries decreased $2 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily as a result of lower premiums attributable to the seasoning of our in-force block of business in Europe.

Net investment income

•

Our Canadian mortgage insurance business decreased $1 million, including a decrease of $1 million attributable to changes in foreign exchange rates. Net investment income was relatively flat mainly attributable to reinvestment of cash balances, partially offset by lower average invested assets.

•

Our Australian mortgage insurance business increased $4 million, including an increase of $2 million attributable to changes in foreign exchange rates, largely from higher average invested assets, partially offset by lower investment yields.

Net investment gains (losses)

•	Net investment gains in our Canadian mortgage insurance business increased principally from higher gains on the sale of securities during the current year.

•	Net investment losses in our Australian mortgage insurance business in the current year related primarily to derivative losses.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $4 million, including a decrease of $1 million attributable to changes in foreign exchange rates. Losses decreased primarily driven by lower delinquencies and paid claims due to a shift in regional mix with fewer claims from Alberta and from benefits from loss mitigation activities. This decrease was partially offset by increased severity on existing delinquencies.

•

Our Australian mortgage insurance business increased $96 million, including an increase of $8 million attributable to changes in foreign exchange rates. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. The adverse change in claims paid in the current year resulted in increased frequency and severity assumptions for our remaining portfolio of delinquent loans.

•

Other Countries increased $6 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland. This increase was partially offset by benefits from ongoing loss mitigation activities.

Acquisition and operating expenses, net of deferrals

•

Our Canadian mortgage insurance business decreased $1 million, including a decrease of $1 million attributable to changes in foreign exchange rates. Acquisition and operating expenses, net of deferrals, were flat as lower operating expenses were offset by higher stock-based compensation expense.

•

Our Australian mortgage insurance business increased $2 million, including an increase of $1 million attributable to changes in foreign exchange rates. Acquisition and operating expenses, net of deferrals, were relatively flat as higher deferrable expenses driven by volume were largely offset by lower overall expenses.

Interest expense. Interest expense increased related to our Australian mortgage insurance business from the issuance of debt by our wholly-owned subsidiary in June 2011.

Provision for income taxes. The effective tax rate increased to 24.5% for the three months ended March 31, 2012 from 21.2% for the three months ended March 31, 2011. This increase in the effective tax rate was primarily attributable to changes in lower taxed foreign income. The three months ended March 31, 2012 included decrease of $1 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

(Amounts in millions)	As of or for the three months ended March 31,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
Primary insurance in-force:
Canada	$269,100	$256,700	$12,400	5%
Australia	287,100	284,600	2,500	1%
Other Countries	33,600	36,200	(2,600)	(7)%

Total	$589,800	$577,500	$12,300	2%

Risk in-force:
Canada	$94,200	$89,900	$4,300	5%
Australia	100,500	99,600	900	1%
Other Countries	4,600	5,200	(600)	(12)%

Total	$199,300	$194,700	$4,600	2%

New insurance written:
Canada	$4,000	$5,500	$(1,500)	(27)%
Australia	8,000	6,500	1,500	23%
Other Countries	300	700	(400)	(57)%

Total	$12,300	$12,700	$(400)	(3)%

Net premiums written:
Canada	$79	$101	$(22)	(22)%
Australia	102	61	41	67%
Other Countries	6	10	(4)	(40)%

Total	$187	$172	$15	9%

Primary insurance in-force and risk in-force

Our businesses in Australia and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia and Canada. For the three months ended March 31, 2012 and 2011, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of new insurance written in Canada and Australia. In Other Countries, the decrease was mainly attributable to prior year settlements in Europe, partially offset by new insurance written. Primary insurance in-force and risk in-force also included decreases of $10.5 billion and $3.3 billion, respectively, attributable to changes in foreign exchange rates as of March 31, 2012.

New insurance written

New insurance written decreased primarily as a result of declines in bulk new insurance written. In Canada, flow new insurance written also declined mainly attributable to smaller mortgage originations markets, particularly high loan-to-value refinance transactions, partially offset by a slight improvement in our estimated market share. In Europe, flow new insurance written declined due to lower volume from existing lenders as the mortgage market experienced pressure as well as a decision to selectively reduce new business, including exiting certain distribution relationships. These decreases were partially offset by an increase in flow new insurance written in Australia primarily attributable to a larger mortgage originations market as the market in the prior year was impacted by the economic effect of natural disasters, partially offset by a slight decrease in our estimated market share. The three months ended March 31, 2012 included an increase of $0.2 billion attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2012, our unearned premium reserves were $2.9 billion, including a decrease of $64 million attributable to changes in foreign exchange rates, compared to $3.1 billion as of March 31, 2011. Our unearned premium reserves decreased primarily related to the seasoning of our in-force blocks of business.

Net premiums written increased in Australia from higher flow volume and higher average price, partially offset by higher ceded reinsurance premiums and lower bulk volume in the current year. Net premiums written in Canada decreased primarily from a smaller mortgage originations market and lower average price, partially offset by a shift in mix with purchases comprising a higher proportion of new mortgage originations. In Other Countries, net premiums written decreased primarily from lower flow new insurance written in Europe, particularly in Italy, in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2012	2011	2012 vs. 2011
Loss ratio:
Canada	38%	38%	—%
Australia	154%	45%	109%
Other Countries	128%	62%	66%
Total	84%	42%	42%
Expense ratio:
Canada	46%	37%	9%
Australia	29%	46%	(17)%
Other Countries	162%	114%	48%
Total	41%	45%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio for the three months ended March 31, 2012 was primarily attributable to a reserve strengthening in Australia in the current year and higher losses in Europe. In Australia, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. The adverse change in claims paid in the current year resulted in increased frequency and severity assumptions for our remaining portfolio of delinquent loans in Australia. In Canada, the loss ratio was flat as lower losses were offset by lower earned premiums. In Other Countries, the loss ratio increased as a result of increased losses from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland, and lower earned premiums.

The decrease in the expense ratio for the three months ended March 31, 2012 was primarily attributable to an increase in net premiums written in Australia and relatively flat overall general expenses compared to the prior year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
Canada:
Primary insured loans in-force	1,371,140	1,362,092	1,301,973
Delinquent loans	2,623	2,752	3,454
Percentage of delinquent loans (delinquency rate)	0.19%	0.20%	0.27%
Flow loan in-force	1,074,281	1,064,942	1,011,823
Flow delinquent loans	2,335	2,477	3,113
Percentage of flow delinquent loans (delinquency rate)	0.22%	0.23%	0.31%
Bulk loans in-force	296,859	297,150	290,150
Bulk delinquent loans (1)	288	275	341
Percentage of bulk delinquent loans (delinquency rate)	0.10%	0.09%	0.12%

Australia:
Primary insured loans in-force	1,442,867	1,437,380	1,453,554
Delinquent loans	7,837	7,874	7,557
Percentage of delinquent loans (delinquency rate)	0.54%	0.55%	0.52%
Flow loan in-force	1,295,907	1,289,200	1,307,167
Flow delinquent loans	7,559	7,626	7,387
Percentage of flow delinquent loans (delinquency rate)	0.58%	0.59%	0.57%
Bulk loans in-force	146,960	148,180	146,387
Bulk delinquent loans (1)	278	248	170
Percentage of bulk delinquent loans (delinquency rate)	0.19%	0.17%	0.12%

Other Countries:
Primary insured loans in-force	213,834	217,141	227,998
Delinquent loans	12,997	12,258	10,604
Percentage of delinquent loans (delinquency rate)	6.08%	5.65%	4.65%
Flow loan in-force	147,406	149,036	158,741
Flow delinquent loans	9,598	8,919	7,718
Percentage of flow delinquent loans (delinquency rate)	6.51%	5.98%	4.86%
Bulk loans in-force	66,428	68,105	69,257
Bulk delinquent loans (1)	3,399	3,339	2,886
Percentage of bulk delinquent loans (delinquency rate)	5.12%	4.90%	4.17%

Total:
Primary insured loans in-force	3,027,841	3,016,613	2,983,525
Delinquent loans	23,457	22,884	21,615
Percentage of delinquent loans (delinquency rate)	0.77%	0.76%	0.72%
Flow loan in-force	2,517,594	2,503,178	2,477,731
Flow delinquent loans	19,492	19,022	18,218
Percentage of flow delinquent loans (delinquency rate)	0.77%	0.76%	0.74%
Bulk loans in-force	510,247	513,435	505,794
Bulk delinquent loans (1)	3,965	3,862	3,397
Percentage of bulk delinquent loans (delinquency rate)	0.78%	0.75%	0.67%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,942 as of March 31, 2012, 3,840 as of December 31, 2011 and 3,374 as of March 31, 2011.

In Canada, flow and bulk loans in-force increased primarily from continued growth. In Australia, flow loans in-force increased marginally during the current year as new policies written exceeded policy cancellations. In Other Countries, flow and bulk loans in-force decreased primarily from loss mitigation activities in Europe. In Canada, flow delinquent loans decreased primarily as a result of higher paid claims during the current year. In Australia, flow delinquent loans decreased marginally in the current year compared to December 31, 2011 as higher volumes of claims paid more than offset new delinquencies. In Europe, flow delinquent loans increased from higher delinquencies as a result of seasoning of our in-force blocks of business and regional economic pressures, primarily in Ireland.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
Revenues:
Premiums	$137	$142	$(5)	(4)%
Net investment income	23	33	(10)	(30)%
Net investment gains (losses)	27	1	26	NM (1)
Insurance and investment product fees and other	2	1	1	100%

Total revenues	189	177	12	7%

Benefits and expenses:
Benefits and other changes in policy reserves	197	279	(82)	(29)%
Acquisition and operating expenses, net of deferrals	34	39	(5)	(13)%
Amortization of deferred acquisition costs and intangibles	1	2	(1)	(50)%

Total benefits and expenses	232	320	(88)	(28)%

Loss before income taxes	(43)	(143)	100	70%
Benefit for income taxes	(17)	(60)	43	72%

Net loss available to Genworth Financial, Inc.’s common stockholders	(26)	(83)	57	69%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(17)	—	(17)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(43)	$(83)	$40	48%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to improved cure rates and fewer new delinquencies, partially offset by continued aging of existing delinquencies in the current year.

Revenues

Premiums decreased driven by lower insurance in-force and lower premiums assumed from an affiliated intercompany reinsurance agreement, partially offset by benefits associated with our previously implemented rate increases.

Net investment income decreased primarily from lower investment yields as a result of holding higher cash balances to meet claims-paying needs and lower average invested assets.

The increase in net investment gains was primarily driven by higher gains on the sale of investments from portfolio repositioning activities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $108 million, partially offset by an increase in net paid claims of $26 million. The decrease in change in reserves was primarily driven by improved cures and lower new delinquencies. The increase in net paid claims was attributable to continued aging of the delinquency inventory and a significant reduction in ceded claims under captive arrangements, coupled with a net $9 million portfolio settlement with one of our lenders in the current year.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower operating expenses as a result of a cost–saving initiative in 2011.

Benefit for income taxes. The effective tax rate decreased to 39.5% for the three months ended March 31, 2012 from 42.0% for the three months ended March 31, 2011. This decrease in the effective tax rate was primarily attributable to changes in tax favored investment income.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Primary insurance in-force	$113,800	$123,300	$(9,500)	(8)%
Risk in-force	26,900	28,800	(1,900)	(7)%
New insurance written	3,000	2,400	600	25%
Net premiums written	142	142	—	—%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of rescission and other loss mitigation actions and a decline in our mortgage insurance market share due to tighter mortgage insurance guidelines and our pricing structure. This decrease was partially offset by an increase in new insurance written. In addition, risk in-force decreased due to tighter mortgage insurance guidelines as well as a continued weak housing market and reduced mortgage credit liquidity. Flow persistency was 81% and 86% for the three months ended March 31, 2012 and 2011, respectively.

New insurance written

New insurance written increased during the three months ended March 31, 2012 primarily driven by an increase in the mortgage insurance refinance market, partially offset by a decline in our mortgage insurance market share due to tighter mortgage insurance guidelines and our pricing structure.

Net premiums written

Net premiums written remained flat as lower assumed reinsurance premiums were offset by higher new insurance written.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2012	2011	2012 vs. 2011
Loss ratio	144%	197%	(53)%
Expense ratio	25%	29%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio was primarily attributable to a decrease in change in reserves largely driven by improved cures and lower new delinquencies. This decrease was partially offset by an increase in net paid claims attributable to continued aging of the delinquency inventory and a significant reduction in ceded claims under captive arrangements, coupled with a net $9 million portfolio settlement with one of our lenders in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
Primary insurance:
Insured loans in-force	693,807	714,467	763,439
Delinquent loans	79,474	87,007	89,018
Percentage of delinquent loans (delinquency rate)	11.45%	12.18%	11.66%

Flow loan in-force	616,623	633,246	673,276
Flow delinquent loans	76,478	83,931	85,758
Percentage of flow delinquent loans (delinquency rate)	12.40%	13.25%	12.74%

Bulk loans in-force	77,184	81,221	90,163
Bulk delinquent loans (1)	2,996	3,076	3,260
Percentage of bulk delinquent loans (delinquency rate)	3.88%	3.79%	3.62%

A minus and sub-prime loans in-force	65,833	68,487	75,421
A minus and sub-prime loans delinquent loans	17,680	19,884	20,656
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	26.86%	29.03%	27.39%

Pool insurance:
Insured loans in-force	13,942	14,418	17,421
Delinquent loans	695	778	913
Percentage of delinquent loans (delinquency rate)	4.98%	5.40%	5.24%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,522 as of March 31, 2012, 1,592 as of December 31, 2011 and 1,814 as of March 31, 2011.

Delinquency and foreclosure levels that developed principally in our 2006, 2007 and 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its residential real estate market. These trends continue to be especially evident in Florida, California, Arizona and Nevada, as well as in our A minus, Alt-A, adjustable rate mortgages and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies and improvement in cures.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2012
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	16,515	$153	$672	23%
4 – 11 payments	23,244	613	1,016	60%
12 payments or more	36,719	1,321	1,805	73%

Total	76,478	$2,087	$3,493	60%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2011
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	21,272	$193	$835	23%
4 – 11 payments	24,493	646	1,075	60%
12 payments or more	38,166	1,360	1,870	73%

Total	83,931	$2,199	$3,780	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of March 31, 2012	Percent of total reserves as of March 31, 2012 (1)	Delinquency rate
			March 31, 2012	December 31, 2011	March 31, 2011

By Region:
Southeast (2)	22%	35%	16.25%	17.10%	16.26%
South Central (3)	16	11	9.18%	10.15%	10.01%
Northeast (4)	15	13	12.38%	12.80%	11.44%
North Central (5)	12	12	11.18%	11.89%	11.06%
Pacific (6)	11	12	11.64%	12.52%	13.64%
Great Lakes (7)	9	7	8.48%	9.00%	8.44%
Plains (8)	5	3	7.21%	7.87%	7.73%
New England (9)	5	3	10.18%	10.59%	10.43%
Mid-Atlantic (10)	5	4	10.04%	10.73%	10.09%

Total	100%	100%	11.45%	12.18%	11.66%

(1)	Total reserves were $2,381 million as of March 31, 2012.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(9)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(10)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.

	Percent of primary risk in-force as of March 31, 2012	Percent of total reserves as of March 31, 2012 (1)	Delinquency rate
			March 31, 2012	December 31, 2011	March 31, 2011
By State:
Florida	7%	24%	28.71%	29.30%	28.09%
New York	7%	5%	10.43%	10.66%	9.59%
Texas	7%	3%	7.43%	8.34%	7.63%
California	6%	6%	9.68%	10.86%	12.89%
Illinois	5%	8%	16.08%	16.70%	15.44%
New Jersey	4%	5%	18.98%	19.07%	17.53%
Georgia	4%	4%	13.78%	14.79%	15.12%
North Carolina	4%	3%	10.97%	11.89%	10.73%
Pennsylvania	4%	2%	10.86%	11.85%	10.32%
Ohio	3%	2%	8.47%	8.73%	7.97%

(1)	Total reserves were $2,381 million as of March 31, 2012.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2012:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2001 and prior	7.76%	2.0%	$2,365	2.1%	$599	2.3%
2002	6.65%	1.5	1,823	1.6	453	1.7
2003	5.64%	3.7	7,572	6.7	1,251	4.7
2004	5.89%	4.5	5,084	4.5	1,164	4.4
2005	5.97%	12.7	8,568	7.5	2,223	8.3
2006	6.44%	19.2	11,547	10.2	2,858	10.7
2007	6.49%	39.2	25,971	22.8	6,431	24.1
2008	6.07%	16.8	23,694	20.8	5,907	22.2
2009	5.09%	0.3	6,489	5.7	1,207	4.5
2010	4.66%	0.1	8,005	7.0	1,690	6.3
2011	4.43%	—	9,606	8.4	2,181	8.2
2012	4.01%	—	3,039	2.7	693	2.6

Total portfolio	5.93%	100.0%	$113,763	100.0%	$26,657	100.0%

(1)	Total reserves were $2,381 million as of March 31, 2012.

Corporate and Runoff Division

Division results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our Corporate and Runoff Division. See below for a discussion by segment and Corporate and Other activities.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Runoff segment	$35	$1	$34	NM (1)
Corporate and other activities	(49)	(69)	20	(29)%

Total net operating loss available to Genworth Financial, Inc.’s common stockholders	(14)	(68)	54	(79)%
Adjustment to net operating loss available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	4	(7)	11	(157)%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(10)	$(75)	$65	(87)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Runoff segment

Segment results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
Revenues:
Premiums	$1	$85	$(84)	(99)%
Net investment income	38	34	4	12%
Net investment gains (losses)	42	—	42	NM (1)
Insurance and investment product fees and other	52	59	(7)	(12)%

Total revenues	133	178	(45)	(25)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	78	(77)	(99)%
Interest credited	33	35	(2)	(6)%
Acquisition and operating expenses, net of deferrals	19	46	(27)	(59)%
Amortization of deferred acquisition costs and intangibles	(4)	16	(20)	(125)%

Total benefits and expenses	49	175	(126)	(72)%

Income before income taxes	84	3	81	NM (1)
Provision for income taxes	22	1	21	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	62	2	60	NM (1)
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(27)	(1)	(26)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$35	$1	$34	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased primarily related to our variable annuity products largely driven by favorable equity market performance in the current year and a $7 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur.

Revenues

Premiums decreased driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment income increased primarily from higher policy loan income in the current year, partially offset by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment gains increased largely related to higher gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year and lower impairments related to our institutional products. This was partially offset by higher derivative losses in the current year.

Insurance and investment product fees and other decreased mainly attributable to lower average account values of our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and a decrease in our GMDB reserves in our variable annuity products due to favorable equity market impacts in the current year.

Interest credited decreased principally related to our institutional products from lower interest paid on our floating rate policyholder liabilities due to lower interest rates and a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals, decreased principally from a $9 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur and the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Amortization of deferred acquisition costs and intangibles decreased largely related to our variable annuity products from favorable equity market impacts and a $4 million favorable unlocking in the current year driven by lower surrenders. The decrease was also attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Provision for income taxes. The effective tax rate decreased to 26.2% for the three months ended March 31, 2012 from 33.3% for the three months ended March 31, 2011. The decrease in the effective tax rate was primarily related to small pre-tax results in the prior year compared to the current year. The effective tax rate in the current year was also impacted by a higher proportion of tax benefits in the first quarter of 2012 to expected full year results.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2012	2011
Income Distribution Series (1)
Account value, beginning of period	$6,265	$6,590
Deposits	26	117
Surrenders, benefits and product charges	(174)	(185)

Net flows	(148)	(68)
Interest credited and investment performance	281	165

Account value, end of period	$6,398	$6,687

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,766	$2,078
Deposits	3	17
Surrenders, benefits and product charges	(89)	(88)

Net flows	(86)	(71)
Interest credited and investment performance	139	89

Account value, net of reinsurance, end of period	$1,819	$2,096

Variable life insurance
Account value, beginning of period	$284	$313
Deposits	3	3
Surrenders, benefits and product charges	(8)	(11)

Net flows	(5)	(8)
Interest credited and investment performance	26	14

Account value, end of period	$305	$319

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

Income Distribution Series

Account value related to our income distribution series products increased mainly attributable to favorable equity market performance, partially offset by surrenders outpacing deposits. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional variable annuities

In our traditional variable annuities, the increase in account value was as a result of favorable equity market performance, partially offset by surrenders outpacing deposits. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable life insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2012	2011
GICs, FABNs and Funding Agreements (1)
Account value, beginning of period	$2,623	$3,717
Surrenders and benefits	(55)	(435)

Net flows	(55)	(435)
Interest credited	21	33
Foreign currency translation	5	2

Account value, end of period	$2,594	$3,317

(1)	We have included in surrenders the early retirement of institutional contracts at a discount to contract values.

Account value related to our institutional products decreased from the prior year mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities and lower average crediting rates. We had no new sales in the current year as we explore the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment income	$—	$(1)	$1	100%
Net investment gains (losses)	(35)	(14)	(21)	(150)%
Insurance and investment product fees and other	21	7	14	200%

Total revenues	(14)	(8)	(6)	(75)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	30	2	28	NM (1)
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	62	82	(20)	(24)%

Total benefits and expenses	95	87	8	9%

Loss before income taxes	(109)	(95)	(14)	(15)%
Benefit for income taxes	(37)	(18)	(19)	(106)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(72)	(77)	5	6%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	23	8	15	188%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(49)	$(69)	$20	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a lower net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of higher tax benefits and lower interest expense, partially offset by higher operating expenses in the current year.

Revenues

Net investment losses increased primarily related to higher net losses from the sale of investment securities related to portfolio repositioning and derivative losses, partially offset by lower impairments in the current year.

Insurance and investment product fees and other decreased mainly attributable to higher income related to our reverse mortgage business.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased as a result of higher unallocated expenses to our operating segments in the current year and lower overall expenses in the prior year. There was also an increase of $14 million associated with our reverse mortgage business primarily related to broker commissions on loans.

Interest expense decreased mainly attributable to a $20 million favorable adjustment in the current year related to the Tax Matters Agreement with our former parent company and the maturity of our ¥57.0 billion of senior notes in June 2011, partially offset by the debt issuance in March 2011.

The increase in the income tax benefit was primarily related to lower pre-tax results in the current year as compared to the prior year.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2012		2011		2012 vs. 2011
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.9%	$660	5.0%	$670	(0.1)%	$(10)
Fixed maturity securities—non-taxable	3.4%	4	4.2%	11	(0.8)%	(7)
Commercial mortgage loans	5.5%	84	5.5%	92	—%	(8)
Restricted commercial mortgage loans related to securitization entities	9.0%	9	7.6%	10	1.4%	(1)
Equity securities	4.1%	4	3.2%	3	0.9%	1
Other invested assets	14.7%	53	10.1%	34	4.6%	19
Restricted other invested assets related to securitization entities	—%	—	0.3%	—	(0.3)%	—
Policy loans	8.0%	31	8.0%	29	—%	2
Cash, cash equivalents and short-term investments	0.8%	10	0.7%	6	0.1%	4

Gross investment income before expenses and fees	4.9%	855	5.0%	855	(0.1)%	—
Expenses and fees	(0.1)%	(23)	(0.2)%	(25)	0.1%	2

Net investment income	4.8%	$832	4.8%	$830	—%	$2

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended March 31, 2012, weighted-average investment yields remained unchanged as higher average invested assets in longer duration products and improved yields on limited partnerships were offset by lower reinvestment yields. Net investment income for the three months ended March 31, 2012 included $6 million of higher gains related to limited partnerships as compared to the three months ended March 31, 2011.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2012	2011
Available-for-sale securities:
Realized gains	$63	$29
Realized losses	(46)	(31)

Net realized gains (losses) on available-for-sale securities	17	(2)

Impairments:
Total other-than-temporary impairments	(16)	(31)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(1)	(5)

Net other-than-temporary impairments	(17)	(36)

Trading securities	(25)	11
Commercial mortgage loans	2	(1)
Net gains (losses) related to securitization entities	34	10
Derivative instruments	26	(10)
Contingent purchase price valuation change	(2)	—

Net investment gains (losses)	$35	$(28)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

•

We recorded $17 million of net other-than-temporary impairments for the three months ended March 31, 2012 as compared to $36 million for the three months ended March 31, 2011. Of total impairments for the three months ended March 31, 2012 and 2011, $15 million and $21 million, respectively, related to structured securities, including $8 million and $15 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, we also recorded $2 million of impairments related to commercial mortgage loans.

•

Net investment gains related to derivatives of $26 million during the three months ended March 31, 2012 were primarily associated with credit default swaps and embedded derivatives related to variable annuity products with GMWB riders. The GMWB gains were primarily due to the policyholder funds outperforming the benchmark indices used for hedging. Additionally, there were gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. In addition, there were losses attributable to increases in long-term interest rates that that were related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position as well as hedge ineffectiveness from our cash flow hedge programs related to our long-term care insurance business. Net investment losses related to derivatives of $10 million during the three months ended March 31, 2011 were primarily related to losses associated with derivative instruments used to hedge foreign currency risk and GMWB losses primarily attributed to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. These losses were partially offset by gains from credit default swaps due to narrowing credit spreads and gains related to a derivative strategy to mitigate interest rate risk associated with our statutory capital position.

•

Net gains related to the sale of available-for-sale securities were $17 million during the three months ended March 31, 2012 compared to net losses of $2 million during the three months ended March 31, 2011. We recorded net losses of $25 million related to trading securities during the three months ended March 31, 2012 compared to net gains of $11 million during the three months ended March 31, 2011. We recorded $24 million of higher net gains related to securitization entities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily associated with derivatives. During the three months ended March 31, 2012, we also recorded a $2 million purchase price valuation adjustment related to the purchase of Altegris in 2010.

•

The aggregate fair value of securities sold at a loss during the three months ended March 31, 2012 and 2011 was $357 million from the sale of 103 securities and $397 million from the sale of 74 securities, respectively, which was approximately 90% and 94%, respectively, of book value. The loss on sales of securities in the three months ended March 31, 2012 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the first quarter of 2012 included one corporate security sold for a total loss of $8 million and one municipal bond sold for a total loss of $4 million related to portfolio repositioning activities. The securities sold at a loss in the first quarter of 2011 included two U.S. corporate securities that were sold for a total loss of $11 million related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,113	60%	$45,420	59%
Private	13,419	18	12,875	17
Commercial mortgage loans	6,030	8	6,092	8
Other invested assets	3,001	4	4,819	6
Policy loans	1,555	2	1,549	2
Equity securities, available-for-sale	434	1	361	—
Restricted commercial mortgage loans related to securitization entities	392	1	411	1
Restricted other invested assets related to securitization entities	384	—	377	1
Cash and cash equivalents	4,187	6	4,488	6

Total cash, cash equivalents and invested assets	$74,515	100%	$76,392	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2012, approximately 8% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,893	$687	$—	$(6)	$—	$4,574
Tax-exempt (1)	379	13	—	(51)	—	341
Government—non-U.S. (2)	2,103	189	—	(1)	—	2,291
U.S. corporate (2), (3)	23,121	2,283	17	(213)	(1)	25,207
Corporate—non-U.S. (2)	13,760	807	—	(125)	—	14,442
Residential mortgage-backed (4)	5,807	436	9	(235)	(165)	5,852
Commercial mortgage-backed	3,407	137	5	(161)	(42)	3,346
Other asset-backed (4)	2,544	25	—	(88)	(2)	2,479

Total fixed maturity securities	55,014	4,577	31	(880)	(210)	58,532
Equity securities	419	22	—	(7)	—	434

Total available-for-sale securities	$55,433	$4,599	$31	$(887)	$(210)	$58,966

(1)	Fair value included municipal bonds of $237 million related to special revenue bonds, $87 million related to general obligation bonds and $17 million related to other municipal bonds.
(2)	Fair value included $647 million of European periphery exposure.
(3)	Fair value included municipal bonds of $835 million related to special revenue bonds and $390 million related to general obligation bonds.
(4)	Fair value included $361 million collateralized by sub-prime residential mortgage loans and $265 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other- than- temporarily impaired	Other- than- temporarily impaired	Not other- than- temporarily impaired	Other- than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,946	$918	$—	$(1)	$—	$4,863
Tax-exempt (1)	564	15	—	(76)	—	503
Government—non-U.S. (2)	2,017	196	—	(2)	—	2,211
U.S. corporate (2), (3)	23,024	2,542	18	(325)	(1)	25,258
Corporate—non-U.S. (2)	13,156	819	—	(218)	—	13,757
Residential mortgage-backed (4)	5,695	446	9	(252)	(203)	5,695
Commercial mortgage-backed	3,470	157	4	(179)	(52)	3,400
Other asset-backed (4)	2,686	18	—	(95)	(1)	2,608

Total fixed maturity securities	54,558	5,111	31	(1,148)	(257)	58,295
Equity securities	356	19	—	(14)	—	361

Total available-for-sale securities	$54,914	$5,130	$31	$(1,162)	$(257)	$58,656

(1)	Fair value included municipal bonds of $296 million related to special revenue bonds, $185 million related to general obligation bonds and $22 million related to other municipal bonds.
(2)	Fair value included $689 million of European periphery exposure.
(3)	Fair value included municipal bonds of $881 million related to special revenue bonds and $416 million related to general obligation bonds.
(4)	Fair value included $362 million collateralized by sub-prime residential mortgage loans and $261 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities increased $237 million primarily as a result of purchases exceeding maturities and sales and a decrease in the value of the U.S. dollar, partially offset by an increase in interest rates in the current year.

The majority of our unrealized losses were related to securities held within our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $52 million and $81 million as of March 31, 2012 and December 31, 2011, respectively.

Our exposure in peripheral European countries consist of fixed maturity securities and trading bonds in Greece, Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. The following table sets forth the fair value of our exposure to these peripheral European countries as of the periods indicated:

	March 31, 2012
(Amounts in millions)	Sovereign Debt	Non-Financial	Financial—Hybrids	Financial—Non-Hybrids	Total
Spain	$14	$130	$28	$94	$266
Ireland	3	170	—	24	197
Italy	3	166	—	1	170
Portugal	—	23	—	—	23
Greece	—	1	—	—	1

Total	$20	$490	$28	$119	$657

	December 31, 2011
(Amounts in millions)	Sovereign Debt	Non-Financial	Financial—Hybrids	Financial—Non-Hybrids	Total
Spain	$13	$147	$24	$89	$273
Ireland	3	194	—	23	220
Italy	2	165	—	11	178
Portugal	—	25	—	—	25
Greece	—	1	—	2	3

Total	$18	$532	$24	$125	$699

During the first quarter of 2012, financial markets showed signs of improvement from the volatility that characterized the market in the fourth quarter of 2011 due to increased uncertainty regarding both the U.S. and European economies and concerns over the spread of economic and financial system risk from peripheral European countries to the larger European countries and the impact on the European banking sector of a possible default on Greek debt. During the three months ended March 31, 2012, we reduced our exposure to the peripheral European countries by $42 million to $657 million with unrealized losses of $28 million. Our exposure as of March 31, 2012 was diversified with direct exposure to local economies of $271 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $142 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $244 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2012
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,712	753	48%	$1	1
2005	1,346	301	63%	15	4
2006	1,198	268	70%	—	—
2007	1,081	178	75%	1	1
2008	265	56	74%	4	1
2009	—	—	—%	—	—
2010	100	17	62%	4	2
2011	293	55	65%	—	—
2012	81	15	61%	—	—

Total	$6,076	1,643	63%	$25	9

(1)	Represents weighted-average loan-to-value as of March 31, 2012.

	December 31, 2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,805	792	49%	$19	2
2005	1,366	302	63%	3	1
2006	1,208	268	71%	—	—
2007	1,099	180	75%	—	—
2008	267	56	75%	—	—
2009	—	—	—%	—	—
2010	101	17	63%	—	—
2011	294	55	65%	—	—

Total	$6,140	1,670	63%	$22	3

(1)	Represents weighted-average loan-to-value as of December 31, 2011.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2012	2011
Allowance for credit losses:
Beginning balance	$51	$59
Charge-offs	(1)	(1)
Recoveries	—	—
Provision	(1)	—

Ending balance	$49	$58

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$49	$58

Recorded investment:
Ending balance	$6,076	$6,654

Ending balance of individually impaired loans	$2	$14

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,074	$6,640

The charge-offs during 2012 were related to individually impaired commercial mortgage loans.

Restricted commercial mortgage loans related to securitization entities

See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$859	29%	$1,485	31%
Trading securities	770	26	788	16
Derivatives counterparty collateral	589	19	1,023	21
Limited partnerships	352	12	344	7
Short-term investments	217	7	657	14
Securities lending collateral	93	3	406	9
Other investments	121	4	116	2

Total other invested assets	$3,001	100%	$4,819	100%

Our investments in derivatives and derivative counterparty collateral decreased primarily attributable to the long-term interest rate environment. Short-term investments decreased as maturities were reinvested longer term. Securities lending collateral decreased primarily due to a decrease in demand for the securities lending program in the United States.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	March 31, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(3)	$12,396
Forward bond purchase commitments	Notional	504	—	—	504
Inflation indexed swaps	Notional	544	5	—	549
Foreign currency swaps	Notional	—	87	—	87

Total cash flow hedges		13,447	92	(3)	13,536

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(22)	1,017
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(22)	1,102

Total derivatives designated as hedges		14,571	92	(25)	14,638

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	680	(531)	7,349
Interest rate swaps related to securitization entities	Notional	117	—	(3)	114
Credit default swaps	Notional	1,110	—	(30)	1,080
Credit default swaps related to securitization entities	Notional	314	—	—	314
Equity index options	Notional	522	300	(94)	728
Financial futures	Notional	2,924	1,156	(1,935)	2,145
Equity return swaps	Notional	326	14	(68)	272
Other foreign currency contracts	Notional	779	358	(14)	1,123
Reinsurance embedded derivatives	Notional	228	24	—	252

Total derivatives not designated as hedges		13,520	2,532	(2,675)	13,377

Total derivatives		$28,091	$2,624	$(2,700)	$28,015

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	March 31, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,716	1	(633)	47,084

The decrease in the notional value of derivatives was primarily attributable to a $0.3 billion notional decrease in interest rate swaps, a $0.1 billion decrease related to derivatives used to hedge our variable annuity products with GMWBs and a decrease of $0.1 billion in non-qualifying interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products. These decreases were partially offset by a $0.3 billion notional increase in derivatives used to hedge foreign currency and equity market risk and $0.1 billion of cross currency swaps added during 2012.

Consolidated Balance Sheets

Total assets. Total assets decreased $1.2 billion from $112.2 billion as of December 31, 2011 to $111.0 billion as of March 31, 2012.

•

Cash, cash equivalents and invested assets decreased $1.9 billion primarily from a decrease of $1.6 billion in invested assets and a decrease of $0.3 billion in cash and cash equivalents. Other invested assets decreased $1.8 billion primarily driven by a decrease in derivatives and derivatives counterparty collateral largely attributable to the long-term interest rate environment, a decrease in short-term investments as maturities were reinvested longer term and a decrease in demand for the securities lending program in the United States. Our fixed maturity securities portfolio increased $0.2 billion primarily as a result of purchases exceeding maturities and sales and a decrease in the value of the U.S. dollar, partially offset by an increase in interest rates in the current year.

•	Separate account assets increased $0.5 billion primarily as a result of favorable market performance.

Total liabilities. Total liabilities decreased $0.9 billion from $96.0 billion as of December 31, 2011 to $95.1 billion as of March 31, 2012.

•

Our policyholder-related liabilities increased $0.1 billion. Our long-term care insurance business increased from growth of the in-force block and higher claims. Our life insurance business increased from growth of our term universal and universal life insurance products. Our international mortgage insurance business increased from a reserve strengthening in the current year in Australia which was partially offset by higher paid claims. These increases were partially offset by a decrease in our annuity products from benefit payments and scheduled maturities of our annuity and institutional products. Our U.S. mortgage insurance business also decreased due to lower new delinquencies.

•

Other liabilities decreased $1.0 billion primarily related to a decrease in derivatives counterparty collateral largely attributable to the long-term interest rate environment and from decreased demand for the securities lending program in the United States and our repurchase program.

•	Long-term borrowings increased $0.4 billion principally from the issuance of $350 million of senior notes in March 2012.

•

Non-recourse funding obligations decreased $0.7 billion mainly from the repayment of the non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”) as part of the life block sale transaction in the current year and also from other repurchases during 2012.

•	Separate account liabilities increased $0.5 billion primarily as a result of favorable market performance.

Total stockholders’ equity. Total stockholders’ equity decreased $0.3 billion from $16.2 billion as of December 31, 2011 to $15.9 billion as of March 31, 2012.

•

Accumulated other comprehensive income (loss) decreased $0.4 billion predominately attributable to lower net unrealized investment gains of $0.2 billion and a decrease of $0.3 billion related to derivatives qualifying as hedges, net of tax, largely attributable to the long-term interest rate environment. These decreases were partially offset by the weakening of the U.S. dollar against other currencies resulting in higher foreign currency translation adjustments.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2012	2011
Net cash from operating activities	$(252)	$336
Net cash from investing activities	124	496
Net cash from financing activities	(189)	(221)

Net increase (decrease) in cash before foreign exchange effect	$(317)	$611

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had cash outflows from operating activities during the three months ended March 31, 2012 compared to cash inflows during the three months ended March 31, 2011 primarily as a result of a decrease from policy-related balances associated with the timing of payments, a decrease from derivatives activity and higher tax settlements in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had lower cash inflows from investing activities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 from higher purchases of fixed maturity securities in the current year, partially offset by cash inflows from other invested assets in the current year compared to cash outflows in the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had lower net cash outflows from financing activities during the three months ended March 31, 2012 primarily related to lower redemptions of our investment contracts in the current year, partially offset by the repurchase and redemption of non-recourse funding obligations in the current year.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of March 31, 2012 and December 31, 2011, the fair value of securities loaned under our securities lending program in the United States was $0.1 billion and $0.4 billion, respectively. As of March 31, 2012 and December 31, 2011, the fair value of collateral held under our securities lending program in the United States was $0.1 billion and $0.4 billion, respectively, and the offsetting obligation to return collateral of $0.1 billion and $0.4 billion, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of March 31, 2012 and December 31, 2011.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of March 31, 2012 and December 31, 2011, the fair value of securities loaned under our securities lending program in Canada was $0.3 billion.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2012 and December 31, 2011, the fair value of securities pledged under the repurchase program was $1.5 billion and $1.7 billion, respectively, and the repurchase obligation of $1.4 billion and $1.5 billion, respectively, was included in other liabilities in the consolidated balance sheets.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Our principal sources of cash include proceeds from the issuance of debt and equity securities, including borrowings pursuant to our credit facilities, dividends from our subsidiaries, payments to us under our tax sharing arrangements with our subsidiaries and sales of assets. Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. We expect dividends paid to us by our insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance.

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

Our holding company had $1,272 million and $907 million of cash and cash equivalents as of March 31, 2012 and December 31, 2011, respectively. Our holding company also held $140 million and $40 million in highly liquid securities as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012, we received dividends from our subsidiaries of $10 million. On April 27, 2012, we received a dividend of $100 million ($38 million of which was deemed “extraordinary”) from one of our U.S. life insurance subsidiaries representing a portion of the proceeds from the sale of our Medicare supplement insurance business which was completed in the fourth quarter of 2011.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2012, our total cash, cash equivalents and invested assets were $74.5 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 30% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2012.

As of March 31, 2012, we had approximately $135 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Capital resources and financing activities

We have two five-year revolving credit facilities that mature in May 2012 and August 2012. These facilities bear variable interest rates based on one-month London Interbank Offered Rate plus a margin and we have access to $1.9 billion under these facilities. As of March 31, 2012, we had no borrowings under these facilities; however, we utilized $254 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. As of December 31, 2011, we had no borrowings under these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. At this time, we do not intend to renew our revolving credit facility that matures in May 2012. As we approach the maturity date for our August credit facility, we are evaluating, and will continue to evaluate, our options to extend, replace or refinance a portion of our credit facility. There can be no assurance that we will be able to extend, replace or refinance this facility on terms (or at targeted amounts) acceptable to us or at all.

In March 2012, we priced a $350 million reopening of our 7.625% senior notes due in September 2021. The notes were offered as additional debt securities under an indenture, as supplemented from time to time, pursuant to which we have previously issued $400 million aggregate principal amount of our 7.625% senior notes due in September 2021. The notes are our direct, unsecured obligations and will rank equally with all of our existing and future unsecured and unsubordinated obligations. The notes were issued at a public offering price of 103% of principal amount, with a yield to maturity of 7.184%. The net proceeds of $358 million from the issuance of the new notes were used for general corporate purposes, including increasing liquidity at the holding company level.

As of March 31, 2012, we had $2.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. In January 2012, as part of a life block sale transaction, we repurchased $475 million of our non-recourse funding obligations issued by River Lake III, our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of amortization of deferred acquisition costs, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining non-recourse funding obligations issued by River Lake III of $176 million.

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

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2011 Annual Report on Form 10-K filed on February 27, 2012, except as discussed above under “—Capital resources and financing activities.”

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2012 or 2011.

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

Credit markets showed signs of improvement across most asset classes in the first quarter of 2012. Additionally, U.S. Treasury yields remained at historically low levels during the first quarter of 2012. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the first quarter of 2012, the U.S. dollar weakened against currencies in Canada, Australia and Europe as compared to the first quarter of 2011. This has generally resulted in higher levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates.

There were no other material changes in these risks since December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Acting Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2012

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the three months ended March 31, 2012 in any of the legal proceedings identified in Part I, Item 3 of our 2011 Annual Report on Form 10-K. In addition, except as set forth below, there were no new material legal proceedings during the three months ended March 31, 2012.

As previously disclosed, in December 2011, one of our U.S. mortgage insurance subsidiaries received a subpoena from the United States Department of Housing and Urban Development, Office of the Inspector General with respect to reinsurance arrangements, including captive reinsurance transactions. That subpoena was withdrawn subsequent to our subsidiary’s receipt of an information request from the Consumer Financial Protection Bureau in January 2012, relating to the same subject matter.

As previously disclosed, in December 2011 and January 2012, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in three putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Four additional putative class actions, making similar allegations, have since been filed in which our mortgage insurance subsidiary is again named as one of numerous defendants. Those cases are captioned as follows: McCarn, et al. v. HSB, et al., United States District Court for the Eastern District of California; Manners, et al, v. First Third Bank, et al., United States District court for the Western District of Pennsylvania; Riddle, et al. v Bank of America, et al., United States District Court for the Eastern District of Pennsylvania; and Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York. We intend to vigorously defend these actions.

In April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A., and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A., as claimants. Claimants allege breach of contract and breach of the covenant of good faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants seek damages in excess of $834 million, in addition to interest and punitive damages. We intend to vigorously defend these actions.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2011 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2012.

Adverse market or other conditions might further delay or impede the planned IPO of our mortgage insurance business in Australia.

On November 3, 2011, we announced our plan to sell a minority position of up to 40% of our Australian mortgage insurance business through an IPO in Australia during 2012. On April 17, 2012, we announced that we are now seeking to complete this transaction in early 2013, subject to market conditions, valuation considerations including business performance, and regulatory approvals. This new timeframe primarily reflects recent business performance in Australia. While we expect this transaction is achievable, there can be no assurance that this transaction can be executed within the new targeted timeframe, on the desired terms, or at all.

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

Item 6.	Exhibits

10.1	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan

10.2	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan

12	Statement of Ratio of Income to Fixed Charges

18	Preferability Letter of KPMG LLP, Independent Registered Accounting Firm

31	Certification of Martin P. Klein

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (REGISTRANT)
Date: May 4, 2012

	By:	/S/ AMY R. CORBIN
Amy R. Corbin Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)