Form 10-Q
period 2012-06-30
GENWORTH FINANCIAL INC
filed 2012-08-03
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2012, 491,630,268 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$59,791	$58,295
Equity securities available-for-sale, at fair value	431	361
Commercial mortgage loans	5,875	6,092
Restricted commercial mortgage loans related to securitization entities	382	411
Policy loans	1,619	1,549
Other invested assets	4,512	4,819
Restricted other invested assets related to securitization entities ($392 and $376 at fair value)	391	377

Total investments	73,001	71,904
Cash and cash equivalents	3,874	4,488
Accrued investment income	652	691
Deferred acquisition costs	5,023	5,193
Intangible assets	519	580
Goodwill	1,218	1,253
Reinsurance recoverable	17,177	16,998
Other assets	1,039	958
Separate account assets	10,033	10,122

Total assets	$112,536	$112,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$32,825	$32,175
Policyholder account balances	26,160	26,345
Liability for policy and contract claims	7,552	7,620
Unearned premiums	4,156	4,223
Other liabilities ($186 and $210 other liabilities related to securitization entities)	5,790	6,308
Borrowings related to securitization entities ($57 and $48 at fair value)	375	396
Non-recourse funding obligations	2,598	3,256
Long-term borrowings	4,865	4,726
Deferred tax liability	1,216	838
Separate account liabilities	10,033	10,122

Total liabilities	95,570	96,009

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 580 million and 579 million shares issued as of June 30, 2012 and December 31, 2011, respectively; 492 million shares and 491 million shares outstanding as of June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	12,156	12,136

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,132	1,617
Net unrealized gains (losses) on other-than-temporarily impaired securities	(116)	(132)

Net unrealized investment gains (losses)	2,016	1,485

Derivatives qualifying as hedges	2,087	2,009
Foreign currency translation and other adjustments	550	553

Total accumulated other comprehensive income (loss)	4,653	4,047
Retained earnings	1,707	1,584
Treasury stock, at cost (88 million shares as of June 30, 2012 and December 31, 2011)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,817	15,068
Noncontrolling interests	1,149	1,110

Total stockholders’ equity	16,966	16,178

Total liabilities and stockholders’ equity	$112,536	$112,187

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Premiums	$1,302	$1,455	$2,409	$2,892
Net investment income	846	881	1,678	1,711
Net investment gains (losses)	(34)	(40)	1	(68)
Insurance and investment product fees and other	409	359	861	688

Total revenues	2,523	2,655	4,949	5,223

Benefits and expenses:
Benefits and other changes in policy reserves	1,382	1,679	2,614	3,092
Interest credited	194	204	389	405
Acquisition and operating expenses, net of deferrals	502	581	1,032	1,144
Amortization of deferred acquisition costs and intangibles	148	162	420	313
Interest expense	131	134	226	261

Total benefits and expenses	2,357	2,760	4,681	5,215

Income (loss) before income taxes	166	(105)	268	8
Provision (benefit) for income taxes	57	(5)	79	15

Net income (loss)	109	(100)	189	(7)
Less: net income attributable to noncontrolling interests	33	36	66	70

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$76	$(136)	$123	$(77)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.16	$(0.28)	$0.25	$(0.16)

Diluted	$0.16	$(0.28)	$0.25	$(0.16)

Weighted-average common shares outstanding:
Basic	491.5	490.6	491.4	490.4

Diluted	493.9	490.6	494.8	490.4

Supplemental disclosures:
Total other-than-temporary impairments	$(42)	$(28)	$(58)	$(59)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	3	2	2	(3)

Net other-than-temporary impairments	(39)	(26)	(56)	(62)
Other investments gains (losses)	5	(14)	57	(6)

Total net investment gains (losses)	$(34)	$(40)	$1	$(68)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$109	$(100)	$189	$(7)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	697	294	512	344
Net unrealized gains (losses) on other-than-temporarily impaired securities	(5)	(2)	16	5
Derivatives qualifying as hedges	407	79	78	19
Foreign currency translation and other adjustments	(119)	97	(3)	249

Total other comprehensive income (loss)	980	468	603	617

Total comprehensive income (loss)	1,089	368	792	610
Less: comprehensive income attributable to noncontrolling interests	16	57	63	111

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,073	$311	$729	$499

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2011	$1	$12,136	$4,047	$1,584	$(2,700)	$15,068	$1,110	$16,178

Comprehensive income (loss):
Net income	—	—	—	123	—	123	66	189
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	515	—	—	515	(3)	512
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	16	—	—	16	—	16
Derivatives qualifying as hedges	—	—	78	—	—	78	—	78
Foreign currency translation and other adjustments	—	—	(3)	—	—	(3)	—	(3)

Total comprehensive income (loss)						729	63	792
Dividends to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Stock-based compensation expense and exercises and other	—	20	—	—	—	20	—	20

Balances as of June 30, 2012	$1	$12,156	$4,653	$1,707	$(2,700)	$15,817	$1,149	$16,966

Balances as of December 31, 2010	$1	$12,107	$1,506	$1,535	$(2,700)	$12,449	$1,096	$13,545

Repurchase of subsidiary shares	—	—	—	—	—	—	(71)	(71)
Comprehensive income (loss):
Net income (loss)	—	—	—	(77)	—	(77)	70	(7)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	339	—	—	339	5	344
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	5	—	—	5	—	5
Derivatives qualifying as hedges	—	—	19	—	—	19	—	19
Foreign currency translation and other adjustments	—	—	213	—	—	213	36	249

Total comprehensive income (loss)						499	111	610
Dividends to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	—	15

Balances as of June 30, 2011	$1	$12,122	$2,082	$1,458	$(2,700)	$12,963	$1,112	$14,075

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$189	$(7)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(49)	(53)
Net investment losses (gains)	(1)	68
Charges assessed to policyholders	(388)	(327)
Acquisition costs deferred	(309)	(319)
Amortization of deferred acquisition costs and intangibles	420	313
Deferred income taxes	46	(94)
Gain on sale of subsidiary	(15)	—
Net increase in trading securities, held-for-sale investments and derivative instruments	93	79
Stock-based compensation expense	13	16
Change in certain assets and liabilities:
Accrued investment income and other assets	5	(83)
Insurance reserves	1,001	1,292
Current tax liabilities	(196)	5
Other liabilities and other policy-related balances	(589)	(48)

Net cash from operating activities	220	842

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,366	3,069
Commercial mortgage loans	391	411
Restricted commercial mortgage loans related to securitization entities	25	49
Proceeds from sales of investments:
Fixed maturity and equity securities	2,538	1,893
Purchases and originations of investments:
Fixed maturity and equity securities	(5,596)	(5,183)
Commercial mortgage loans	(184)	(142)
Other invested assets, net	378	(28)
Policy loans, net	(70)	(71)
Proceeds from sale of a subsidiary, net of cash transferred	64	—
Payments for businesses purchased, net of cash acquired	(18)	(4)

Net cash from investing activities	(106)	(6)

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,351	1,221
Withdrawals from universal life and investment contracts	(1,506)	(2,123)
Redemption and repurchase of non-recourse funding obligations	(567)	(45)
Proceeds from the issuance of long-term debt	361	545
Repayment and repurchase of long-term debt	(222)	(760)
Repayment of borrowings related to securitization entities	(29)	(49)
Repurchase of subsidiary shares	—	(71)
Dividends paid to noncontrolling interests	(24)	(24)
Other, net	(89)	137

Net cash from financing activities	(725)	(1,169)
Effect of exchange rate changes on cash and cash equivalents	(3)	32

Net change in cash and cash equivalents	(614)	(301)
Cash and cash equivalents at beginning of period	4,488	3,132

Cash and cash equivalents at end of period	$3,874	$2,831

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our Current Report on Form 8-K filed on June 11, 2012 which reflected retrospective changes in accounting for costs associated with acquiring or renewing insurance contracts and changes in the treatment of future policy benefits for level premium term life insurance products. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Effective January 1, 2012, we changed our treatment of the liability for future policy benefits for our level premium term life insurance products when the liability for a policy falls below zero. Previously, the total

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liability for future policy benefits included negative reserves calculated at an individual policy level. Through 2010, we issued level premium term life insurance policies whose premiums are contractually determined to be level through a period of time and then increase thereafter. Our previous accounting policy followed the accounting for traditional, long-duration insurance contracts where the reserves are calculated as the present value of expected benefit payments minus the present value of net premiums based on assumptions determined on the policy issuance date including mortality, interest, and lapse rates. This accounting has the effect of causing profits to emerge as a level percentage of premiums, subject to differences in assumed versus actual experience which flow through income as they occur, and for products with an increasing premium stream, such as the level premium term life insurance product, may result in negative reserves for a given policy.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance sheet as of December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Currently Reported
Assets
Total investments	$71,904	$—	$—	$71,904
Cash and cash equivalents	4,488	—	—	4,488
Accrued investment income	691	—	—	691
Deferred acquisition costs	7,327	(2,134)	—	5,193
Intangible assets	577	3	—	580
Goodwill	1,253	—	—	1,253
Reinsurance recoverable	16,982	—	16	16,998
Other assets	958	—	—	958
Separate account assets	10,122	—	—	10,122

Total assets	$114,302	$(2,131)	$16	$112,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$31,971	$3	$201	$32,175
Policyholder account balances	26,345	—	—	26,345
Liability for policy and contract claims	7,620	—	—	7,620
Unearned premiums	4,257	(34)	—	4,223
Other liabilities	6,308	—	—	6,308
Borrowings related to securitization entities	396	—	—	396
Non-recourse funding obligations	3,256	—	—	3,256
Long-term borrowings	4,726	—	—	4,726
Deferred tax liability	1,636	(733)	(65)	838
Separate account liabilities	10,122	—	—	10,122

Total liabilities	96,637	(764)	136	96,009

Stockholders’ equity:
Class A common stock	1	—	—	1
Additional paid-in capital	12,124	12	—	12,136
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,586	31	—	1,617
Net unrealized gains (losses) on other-than-temporarily impaired securities	(132)	—	—	(132)

Net unrealized investment gains (losses)	1,454	31	—	1,485

Derivatives qualifying as hedges	2,009	—	—	2,009
Foreign currency translation and other adjustments	558	(5)	—	553

Total accumulated other comprehensive income (loss)	4,021	26	—	4,047
Retained earnings	3,095	(1,391)	(120)	1,584
Treasury stock, at cost	(2,700)	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,541	(1,353)	(120)	15,068
Noncontrolling interests	1,124	(14)	—	1,110

Total stockholders’ equity	17,665	(1,367)	(120)	16,178

Total liabilities and stockholders’ equity	$114,302	$(2,131)	$16	$112,187

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the three months ended June 30, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Currently Reported
Revenues:
Premiums	$1,455	$—	$—	$1,455
Net investment income	881	—	—	881
Net investment gains (losses)	(40)	—	—	(40)
Insurance and investment product fees and other	359	—	—	359

Total revenues	2,655	—	—	2,655

Benefits and expenses:
Benefits and other changes in policy reserves	1,672	—	7	1,679
Interest credited	204	—	—	204
Acquisition and operating expenses, net of deferrals	514	67	—	581
Amortization of deferred acquisition costs and intangibles	197	(35)	—	162
Interest expense	134	—	—	134

Total benefits and expenses	2,721	32	7	2,760

Loss before income taxes	(66)	(32)	(7)	(105)
Benefit for income taxes	(6)	4	(3)	(5)

Net loss	(60)	(36)	(4)	(100)
Less: net income attributable to noncontrolling interests	36	—	—	36

Net loss available to Genworth Financial, Inc.’s common stockholders	$(96)	$(36)	$(4)	$(136)

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$(0.20)	$(0.07)	$(0.01)	$(0.28)

Diluted (1)	$(0.20)	$(0.07)	$(0.01)	$(0.28)

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the six months ended June 30, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Currently Reported
Revenues:
Premiums	$2,892	$—	$—	$2,892
Net investment income	1,711	—	—	1,711
Net investment gains (losses)	(68)	—	—	(68)
Insurance and investment product fees and other	688	—	—	688

Total revenues	5,223	—	—	5,223

Benefits and expenses:
Benefits and other changes in policy reserves	3,081	—	11	3,092
Interest credited	405	—	—	405
Acquisition and operating expenses, net of deferrals	1,014	130	—	1,144
Amortization of deferred acquisition costs and intangibles	382	(69)	—	313
Interest expense	261	—	—	261

Total benefits and expenses	5,143	61	11	5,215

Income before income taxes	80	(61)	(11)	8
Provision for income taxes	24	(5)	(4)	15

Net income (loss)	56	(56)	(7)	(7)
Less: net income attributable to noncontrolling interests	70	—	—	70

Net loss available to Genworth Financial, Inc.’s common stockholders	$(14)	$(56)	$(7)	$(77)

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$(0.03)	$(0.11)	$(0.01)	$(0.16)

Diluted (1)	$(0.03)	$(0.11)	$(0.01)	$(0.16)

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the cash flows from operating activities for the six months ended June 30, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Currently Reported
Cash flows from operating activities:
Net income (loss)	$56	$(56)	$(7)	$(7)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(53)	—	—	(53)
Net investment losses	68	—	—	68
Charges assessed to policyholders	(327)	—	—	(327)
Acquisition costs deferred	(449)	130	—	(319)
Amortization of deferred acquisition costs and intangibles	382	(69)	—	313
Deferred income taxes	(85)	(5)	(4)	(94)
Net increase in trading securities, held-for-sale investments and derivative instruments	79	—	—	79
Stock-based compensation expense	16	—	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	(83)	—	—	(83)
Insurance reserves	1,281	—	11	1,292
Current tax liabilities	5	—	—	5
Other liabilities and policy-related balances	(48)	—	—	(48)

Net cash from operating activities	$842	$—	$—	$842

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance sheet as of June 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Assets
Total investments	$73,001	$73,001	$—
Cash and cash equivalents	3,874	3,874	—
Accrued investment income	652	652	—
Deferred acquisition costs	5,023	5,023	—
Intangible assets	519	519	—
Goodwill	1,218	1,218	—
Reinsurance recoverable	17,177	17,157	20
Other assets	1,039	1,039	—
Separate account assets	10,033	10,033	—

Total assets	$112,536	$112,516	$20

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$32,825	$32,611	$214
Policyholder account balances	26,160	26,160	—
Liability for policy and contract claims	7,552	7,552	—
Unearned premiums	4,156	4,156	—
Other liabilities	5,790	5,790	—
Borrowings related to securitization entities	375	375	—
Non-recourse funding obligations	2,598	2,598	—
Long-term borrowings	4,865	4,865	—
Deferred tax liability	1,216	1,284	(68)
Separate account liabilities	10,033	10,033	—

Total liabilities	95,570	95,424	146

Stockholders’ equity:
Class A common stock	1	1	—
Additional paid-in capital	12,156	12,156	—
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,132	2,132	—
Net unrealized gains (losses) on other-than-temporarily impaired securities	(116)	(116)	—

Net unrealized investment gains (losses)	2,016	2,016	—

Derivatives qualifying as hedges	2,087	2,087	—
Foreign currency translation and other adjustments	550	550	—

Total accumulated other comprehensive income (loss)	4,653	4,653	—
Retained earnings	1,707	1,833	(126)
Treasury stock, at cost	(2,700)	(2,700)	—

Total Genworth Financial, Inc.’s stockholders’ equity	15,817	15,943	(126)
Noncontrolling interests	1,149	1,149	—

Total stockholders’ equity	16,966	17,092	(126)

Total liabilities and stockholders’ equity	$112,536	$112,516	$20

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the three months ended June 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Revenues:
Premiums	$1,302	$1,302	$—
Net investment income	846	846	—
Net investment gains (losses)	(34)	(34)	—
Insurance and investment product fees and other	409	409	—

Total revenues	2,523	2,523	—

Benefits and expenses:
Benefits and other changes in policy reserves	1,382	1,380	2
Interest credited	194	194	—
Acquisition and operating expenses, net of deferrals	502	502	—
Amortization of deferred acquisition costs and intangibles	148	148	—
Interest expense	131	131	—

Total benefits and expenses	2,357	2,355	2

Income before income taxes	166	168	(2)
Provision for income taxes	57	58	(1)

Net income	109	110	(1)
Less: net income attributable to noncontrolling interests	33	33	—

Net income available to Genworth Financial, Inc.’s common stockholders	$76	$77	$(1)

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.16	$0.16	$—

Diluted	$0.16	$0.16	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the six months ended June 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Revenues:
Premiums	$2,409	$2,409	$—
Net investment income	1,678	1,678	—
Net investment gains (losses)	1	1	—
Insurance and investment product fees and other	861	861	—

Total revenues	4,949	4,949	—

Benefits and expenses:
Benefits and other changes in policy reserves	2,614	2,605	9
Interest credited	389	389	—
Acquisition and operating expenses, net of deferrals	1,032	1,032	—
Amortization of deferred acquisition costs and intangibles	420	420	—
Interest expense	226	226	—

Total benefits and expenses	4,681	4,672	9

Income before income taxes	268	277	(9)
Provision for income taxes	79	82	(3)

Net income	189	195	(6)
Less: net income attributable to noncontrolling interests	66	66	—

Net income available to Genworth Financial, Inc.’s common stockholders	$123	$129	$(6)

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.25	$0.26	$(0.01)

Diluted	$0.25	$0.26	$(0.01)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the net cash flows from operating activities for the six months ended June 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Cash flows from operating activities:
Net income	$189	$195	$(6)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(49)	(49)	—
Net investment losses	(1)	(1)	—
Charges assessed to policyholders	(388)	(388)	—
Acquisition costs deferred	(309)	(309)	—
Amortization of deferred acquisition costs and intangibles	420	420	—
Deferred income taxes	46	49	(3)
Gain on sale of subsidiary	(15)	(15)	—
Net increase in trading securities, held-for-sale investments and derivative instruments	93	93	—
Stock-based compensation expense	13	13	—
Change in certain assets and liabilities:
Accrued investment income and other assets	5	5	—
Insurance reserves	1,001	992	9
Current tax liabilities	(196)	(196)	—
Other liabilities and policy-related balances	(589)	(589)	—

Net cash from operating activities	$220	$220	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2012	2011	2012	2011
Net income (loss)	$109	$(100)	$189	$(7)
Less: net income attributable to noncontrolling interests	33	36	66	70

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$76	$(136)	$123	$(77)

Basic per common share:
Net income (loss)	$0.22	$(0.20)	$0.39	$(0.01)
Less: net income attributable to noncontrolling interests	0.07	0.07	0.14	0.14

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.16	$(0.28)	$0.25	$(0.16)

Diluted per common share:
Net income (loss)	$0.22	$(0.20)	$0.38	$(0.01)
Less: net income attributable to noncontrolling interests	0.07	0.07	0.13	0.14

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.16	$(0.28)	$0.25	$(0.16)

Weighted-average shares used in basic earnings per common share calculations	491.5	490.6	491.4	490.4
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.4	—	3.4	—

Weighted-average shares used in diluted earnings per common share calculations (2)	493.9	490.6	494.8	490.4

(1)	May not total due to whole number calculation.
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Fixed maturity securities—taxable	$669	$693	$1,329	$1,363
Fixed maturity securities—non-taxable	3	10	7	21
Commercial mortgage loans	85	92	169	184
Restricted commercial mortgage loans related to securitization entities	7	9	16	19
Equity securities	6	10	10	13
Other invested assets	56	55	109	89
Policy loans	31	30	62	59
Cash, cash equivalents and short-term investments	10	6	20	12

Gross investment income before expenses and fees	867	905	1,722	1,760
Expenses and fees	(21)	(24)	(44)	(49)

Net investment income	$846	$881	$1,678	$1,711

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Available-for-sale securities:
Realized gains	$21	$25	$84	$54
Realized losses	(19)	(34)	(65)	(65)

Net realized gains (losses) on available-for-sale securities	2	(9)	19	(11)

Impairments:
Total other-than-temporary impairments	(42)	(28)	(58)	(59)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	3	2	2	(3)

Net other-than-temporary impairments	(39)	(26)	(56)	(62)

Trading securities	32	14	7	25
Commercial mortgage loans	3	2	5	1
Net gains (losses) related to securitization entities	(4)	(5)	30	5
Derivative instruments (1)	(28)	(15)	(2)	(25)
Contingent consideration adjustment	—	—	(2)	—
Other	—	(1)	—	(1)

Net investment gains (losses)	$(34)	$(40)	$1	$(68)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2012 and 2011 was $326 million and $294 million, respectively, which was approximately 95% and 91%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2012 and 2011 was $683 million and $691 million, respectively, which was approximately 93% of book value for both periods.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Beginning balance	$610	$755	$646	$784
Additions:
Other-than-temporary impairments not previously recognized	6	1	8	4
Increases related to other-than-temporary impairments previously recognized	19	17	32	48
Reductions:
Securities sold, paid down or disposed	(47)	(47)	(98)	(110)

Ending balance	$588	$726	$588	$726

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2012	December 31, 2011
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,889	$3,742
Equity securities	8	5
Other invested assets	(26)	(30)

Subtotal	4,871	3,717
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,651)	(1,303)
Income taxes, net	(1,118)	(840)

Net unrealized investment gains (losses)	2,102	1,574
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	86	89

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,016	$1,485

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2012	2011
Beginning balance	$1,327	$(14)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,329	555
Adjustment to deferred acquisition costs	(52)	(31)
Adjustment to present value of future profits	(33)	(15)
Adjustment to sales inducements	(4)	(3)
Adjustment to benefit reserves	(214)	(94)
Provision for income taxes	(358)	(142)

Change in unrealized gains (losses) on investment securities	668	270
Reclassification adjustments to net investment (gains) losses, net of taxes of $(13) and $(13)	24	22

Change in net unrealized investment gains (losses)	692	292
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	3	14

Ending balance	$2,016	$264

	As of or for the six months ended June 30,
(Amounts in millions)	2012	2011
Beginning balance	$1,485	$(80)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,117	567
Adjustment to deferred acquisition costs	(99)	(48)
Adjustment to present value of future profits	(22)	(16)
Adjustment to sales inducements	(14)	(7)
Adjustment to benefit reserves	(213)	(31)
Provision for income taxes	(265)	(163)

Change in unrealized gains (losses) on investment securities	504	302
Reclassification adjustments to net investment (gains) losses, net of taxes of $(13) and $(26)	24	47

Change in net unrealized investment gains (losses)	528	349
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(3)	5

Ending balance	$2,016	$264

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,915	$1,071	$—	$(1)	$—	$4,985
Tax-exempt	348	13	—	(51)	—	310
Government—non-U.S.	2,278	228	—	(1)	—	2,505
U.S. corporate	22,840	2,891	16	(201)	(1)	25,545
Corporate—non-U.S.	13,764	958	—	(137)	—	14,585
Residential mortgage-backed	5,792	547	8	(196)	(175)	5,976
Commercial mortgage-backed	3,297	152	3	(146)	(38)	3,268
Other asset-backed	2,678	31	—	(90)	(2)	2,617

Total fixed maturity securities	54,912	5,891	27	(823)	(216)	59,791
Equity securities	422	21	—	(12)	—	431

Total available-for-sale securities	$55,334	$5,912	$27	$(835)	$(216)	$60,222

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2012:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$247	$(1)	4	$—	$—	—	$247	$(1)	4
Tax-exempt	—	—	—	148	(51)	30	148	(51)	30
Government—non-U.S.	—	—	—	63	(1)	15	63	(1)	15
U.S. corporate	707	(21)	115	1,164	(181)	110	1,871	(202)	225
Corporate—non-U.S.	1,022	(34)	124	722	(103)	66	1,744	(137)	190
Residential mortgage- backed	177	(2)	39	681	(369)	351	858	(371)	390
Commercial mortgage-backed	161	(6)	26	911	(178)	164	1,072	(184)	190
Other asset-backed	282	(2)	50	223	(90)	25	505	(92)	75

Subtotal, fixed maturity securities	2,596	(66)	358	3,912	(973)	761	6,508	(1,039)	1,119
Equity securities	133	(10)	56	22	(2)	21	155	(12)	77

Total for securities in an unrealized loss position	$2,729	$(76)	414	$3,934	$(975)	782	$6,663	$(1,051)	1,196

% Below cost—fixed maturity securities:
<20% Below cost	$2,572	$(55)	343	$2,706	$(240)	419	$5,278	$(295)	762
20%-50% Below cost	23	(8)	10	1,111	(499)	235	1,134	(507)	245
>50% Below cost	1	(3)	5	95	(234)	107	96	(237)	112

Total fixed maturity securities	2,596	(66)	358	3,912	(973)	761	6,508	(1,039)	1,119

% Below cost—equity securities:
<20% Below cost	127	(7)	54	18	(1)	16	145	(8)	70
20%-50% Below cost	6	(3)	2	4	(1)	5	10	(4)	7

Total equity securities	133	(10)	56	22	(2)	21	155	(12)	77

Total for securities in an unrealized loss position	$2,729	$(76)	414	$3,934	$(975)	782	$6,663	$(1,051)	1,196

Investment grade	$2,334	$(44)	302	$2,694	$(396)	380	$5,028	$(440)	682
Below investment grade (3)	395	(32)	112	1,240	(579)	402	1,635	(611)	514

Total for securities in an unrealized loss position	$2,729	$(76)	414	$3,934	$(975)	782	$6,663	$(1,051)	1,196

(1)	Amounts included $213 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $216 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $206 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to credit spreads that have widened since acquisition for corporate securities across various industry sectors, including finance and insurance as well as consumer–non-cyclical. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 3% as of June 30, 2012.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $240 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 70% of the unrealized losses were related to investment grade securities as of June 30, 2012. These unrealized losses were attributable to the widening of credit spreads for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector as well as mortgage-backed and asset-backed securities. The average fair value percentage below cost for these securities was approximately 8% as of June 30, 2012. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of June 30, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$114	$(47)	4%	11	$—	$—	—%	—
U.S. corporate	217	(74)	7	13	—	—	—	—
Corporate—non-U.S.	150	(55)	5	14	—	—	—	—
Structured securities:
Residential mortgage-backed	40	(24)	2	20	5	(12)	1	9
Commercial mortgage-backed	24	(9)	1	8	—	(1)	—	1
Other asset-backed	18	(7)	1	3	—	—	—	—

Total structured securities	82	(40)	4	31	5	(13)	1	10

Total	$563	$(216)	20%	69	$5	$(13)	1%	10

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$76	$(34)	3%	10	$—	$—	—%	—
Corporate—non-U.S.	38	(13)	1	3	—	—	—	—
Structured securities:
Residential mortgage- backed	231	(123)	12	112	73	(180)	17	83
Commercial mortgage- backed	138	(62)	6	37	8	(25)	2	11
Other asset-backed	65	(51)	5	4	9	(16)	2	3

Total structured securities	434	(236)	23	153	90	(221)	21	97

Total	$548	$(283)	27%	166	$90	$(221)	21%	97

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Tax-Exempt Securities

As indicated in the table above, $47 million of gross unrealized losses were related to tax-exempt securities that have been in a continuous unrealized loss position for more than 12 months and were more than 20% below cost. The unrealized losses for tax-exempt securities represent municipal bonds that were diversified by state as well as municipality or political subdivision within those states. Of these tax-exempt securities, the average unrealized loss was approximately $4 million which represented an average of 29% below cost. The unrealized losses primarily related to widening of credit spreads on these securities since acquisition as a result of higher risk premiums being attributed to these securities from uncertainty in many political subdivisions related to special revenues supporting these obligations as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, certain of these securities have been negatively impacted as a result of having certain bond insurers associated with the security. In our analysis of impairment for these securities, we expect to recover our amortized cost from the cash flows of the underlying securities before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of these securities and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of June 30, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$249	$(90)	9%	21	$—	$—	—%	—
Utilities and energy	31	(12)	1	2	—	—	—	—
Consumer-non-cyclical	28	(11)	1	1	—	—	—	—
Capital goods	10	(3)	—	1	—	—	—	—
Technology and communications	29	(8)	1	1	—	—	—	—
Other	20	(5)	—	1	—	—	—	—

Total	$367	$(129)	12%	27	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$97	$(39)	3%	5	$—	$—	—%	—
Consumer-non-cyclical	12	(6)	1	1	—	—	—	—
Consumer-cyclical	2	(1)	—	6	—	—	—	—
Transportation	3	(1)	—	1	—	—	—	—

Total	$114	$(47)	4%	13	$—	$—	—%	—

Of the total unrealized losses of $176 million for corporate fixed maturity securities presented in the preceding tables, $129 million, or 73%, of the unrealized losses related to issuers in the finance and insurance sector that were 27% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of June 30, 2012. Of the $129 million of unrealized losses related to the finance and insurance industry, $104 million related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

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

Structured Securities

Of the $510 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $178 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of June 30, 2012.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$3,016	$3,054
Due after one year through five years	10,342	10,765
Due after five years through ten years	10,680	11,569
Due after ten years	19,107	22,542

Subtotal	43,145	47,930
Residential mortgage-backed	5,792	5,976
Commercial mortgage-backed	3,297	3,268
Other asset-backed	2,678	2,617

Total	$54,912	$59,791

As of June 30, 2012, $4,431 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2012, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 23%, 21% and 13% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of June 30, 2012, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,899	32%	$1,898	31%
Industrial	1,623	27	1,707	28
Office	1,520	26	1,590	26
Apartments	595	10	641	10
Mixed use/other	281	5	304	5

Subtotal	5,918	100%	6,140	100%

Unamortized balance of loan origination fees and costs	3		3
Allowance for losses	(46)		(51)

Total	$5,875		$6,092

	June 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,640	28%	$1,631	27%
Pacific	1,486	25	1,539	25
Middle Atlantic	715	12	734	12
East North Central	528	9	557	9
Mountain	461	8	497	8
New England	344	6	388	6
West North Central	320	5	337	5
West South Central	269	4	298	5
East South Central	155	3	159	3

Subtotal	5,918	100%	6,140	100%

Unamortized balance of loan origination fees and costs	3		3
Allowance for losses	(46)		(51)

Total	$5,875		$6,092

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2012
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$6	$3	$3	$12	$1,887	$1,899
Industrial	—	—	—	—	1,623	1,623
Office	—	—	4	4	1,516	1,520
Apartments	—	—	3	3	592	595
Mixed use/other	67	—	—	67	214	281

Total recorded investment	$73	$3	$10	$86	$5,832	$5,918

% of total commercial mortgage loans	1%	—%	—%	1%	99%	100%

	December 31, 2011
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$107	$—	$—	$107	$1,791	$1,898
Industrial	3	—	—	3	1,704	1,707
Office	4	3	15	22	1,568	1,590
Apartments	—	—	—	—	641	641
Mixed use/other	1	—	—	1	303	304

Total recorded investment	$115	$3	$15	$133	$6,007	$6,140

% of total commercial mortgage loans	2%	—%	—%	2%	98%	100%

As of June 30, 2012 and December 31, 2011, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on nonaccrual status as of June 30, 2012 and December 31, 2011.

As of and for the six months ended June 30, 2012 and the year ended December 31, 2011, we modified or extended 17 and 39 commercial mortgage loans, respectively, with a total carrying value of $65 million and $252 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings. As of and for the year ended December 31, 2011, we modified or extended one commercial mortgage loan with a total carrying value of $3 million that was considered a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default penalties and fees. This troubled debt restructuring did not result in any forgiveness in the outstanding principal amount owed by the borrower or a change to the original contractual interest rate.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Allowance for credit losses:
Beginning balance	$49	$58	$51	$59
Charge-offs	—	(4)	(1)	(5)
Recoveries	—	—	—	—
Provision	(3)	3	(4)	3

Ending balance	$46	$57	$46	$57

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$46	$57	$46	$57

Recorded investment:
Ending balance	$5,918	$6,485	$5,918	$6,485

Ending balance of individually impaired loans	$—	$13	$—	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,918	$6,472	$5,918	$6,472

As of June 30, 2012, we did not have any individually impaired commercial mortgage loans. As of December 31, 2011, we had individually impaired commercial mortgage loans included within the office property type with a recorded investment of $10 million, an unpaid principal balance of $13 million, charge-offs of $3 million and an average recorded investment of $10 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$535	$289	$860	$173	$42	$1,899
Industrial	544	274	558	231	16	1,623
Office	344	236	580	298	62	1,520
Apartments	180	143	226	31	15	595
Mixed use/other	75	35	84	15	72	281

Total	$1,678	$977	$2,308	$748	$207	$5,918

% of total	28%	17%	39%	13%	3%	100%

Weighted-average debt service coverage ratio	2.16	1.74	2.14	1.14	2.64	1.97

(1)

Included $207 million of loans in good standing, with a total weighted-average loan-to-value of 116%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$91	$304	$392	$605	$402	$1,794
Industrial	198	147	324	650	297	1,616
Office	152	172	308	464	340	1,436
Apartments	9	56	78	294	158	595
Mixed use/other	38	22	32	69	52	213

Total	$488	$701	$1,134	$2,082	$1,249	$5,654

% of total	9%	12%	20%	37%	22%	100%

Weighted-average loan-to-value	84%	71%	65%	58%	46%	61%

	December 31, 2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$91	$322	$445	$595	$340	$1,793
Industrial	197	238	278	652	334	1,699
Office	188	130	341	395	452	1,506
Apartments	15	80	76	295	174	640
Mixed use/other	22	23	53	61	59	218

Total	$513	$793	$1,193	$1,998	$1,359	$5,856

% of total	9%	14%	20%	34%	23%	100%

Weighted-average loan-to-value	86%	72%	68%	59%	50%	63%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$104	$105
Industrial	—	—	—	—	7	7
Office	—	—	8	—	76	84
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	68	68

Total	$—	$—	$9	$—	$255	$264

% of total	—%	—%	3%	—%	97%	100%

Weighted-average loan-to-value	—%	—%	54%	—%	74%	74%

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

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	June 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$152	40%	$161	38%
Industrial	93	24	99	24
Office	74	19	86	21
Apartments	58	15	60	15
Mixed use/other	7	2	7	2

Subtotal	384	100%	413	100%

Allowance for losses	(2)		(2)

Total	$382		$411

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$137	36%	$146	35%
Pacific	69	18	74	18
Middle Atlantic	62	16	65	16
East North Central	38	10	42	10
West North Central	26	7	28	7
Mountain	24	6	28	7
East South Central	16	4	17	4
West South Central	11	3	12	3
New England	1	—	1	—

Subtotal	384	100%	413	100%

Allowance for losses	(2)		(2)

Total	$382		$411

Of our restricted commercial mortgage loans as of June 30, 2012, $380 million were current and $4 million were past due for more than 90 days and still accruing interest. Of our restricted commercial mortgage loans as of December 31, 2011, $408 million were current, $2 million were 61 to 90 days past due and $3 million were past due for more than 90 days and still accruing interest.

As of June 30, 2012, the total recorded investment of restricted commercial mortgage loans of $384 million related to loans not individually impaired that were evaluated collectively for impairment. As of December 31, 2011, loans not individually impaired that were evaluated collectively for impairment were $412 million of the total recorded investment of restricted commercial mortgage loans of $413 million. There was no provision for credit losses recorded during the three or six months ended June 30, 2012 or 2011 related to restricted commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	June 30, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$147	$—	$2	$—	$3	$152
Industrial	83	2	2	6	—	93
Office	57	9	3	3	2	74
Apartments	33	2	4	19	—	58
Mixed use/other	7	—	—	—	—	7

Total recorded investments	$327	$13	$11	$28	$5	$384

% of total	85%	4%	3%	7%	1%	100%

Weighted-average debt service coverage ratio	1.75	1.51	1.92	1.05	0.58	1.68

	December 31, 2011
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$147	$9	$2	$—	$3	$161
Industrial	87	5	—	5	2	99
Office	63	9	6	6	2	86
Apartments	34	3	—	23	—	60
Mixed use/other	7	—	—	—	—	7

Total recorded investments	$338	$26	$8	$34	$7	$413

% of total	82%	6%	2%	8%	2%	100%

Weighted-average debt service coverage ratio	1.78	1.16	2.07	0.88	0.49	1.65

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	June 30, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$6	$17	$42	$33	$54	$152
Industrial	14	7	15	40	17	93
Office	5	23	17	14	15	74
Apartments	—	20	12	22	4	58
Mixed use/other	—	—	—	2	5	7

Total recorded investments	$25	$67	$86	$111	$95	$384

% of total	6%	17%	22%	30%	25%	100%

Weighted-average loan-to-value	56%	52%	36%	34%	32%	39%

	December 31, 2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$17	$49	$62	$28	$161
Industrial	15	10	21	23	30	99
Office	12	23	4	37	10	86
Apartments	12	14	7	22	5	60
Mixed use/other	—	—	—	2	5	7

Total recorded investments	$44	$64	$81	$146	$78	$413

% of total	10%	16%	20%	35%	19%	100%

Weighted-average loan-to-value	73%	48%	39%	36%	28%	41%

There were no floating rate restricted commercial mortgage loans as of June 30, 2012 or December 31, 2011.

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		June 30, 2012	December 31, 2011		June 30, 2012	December 31, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$734	$602	Other liabilities	$—	$1
Forward bond purchase commitments	Other invested assets	67	47	Other liabilities	—	—
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	74	43
Foreign currency swaps	Other invested assets	3	—	Other liabilities	—	—

Total cash flow hedges		804	649		74	44

Fair value hedges:
Interest rate swaps	Other invested assets	25	43	Other liabilities	1	1
Foreign currency swaps	Other invested assets	29	32	Other liabilities	—	—

Total fair value hedges		54	75		1	1

Total derivatives designated as hedges		858	724		75	45

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	706	705	Other liabilities	436	374
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	29	28
Credit default swaps	Other invested assets	3	1	Other liabilities	38	59
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	155	177
Equity index options	Other invested assets	27	39	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	5	7	Other liabilities	2	4
Other foreign currency contracts	Other invested assets	—	9	Other liabilities	4	11
Reinsurance embedded derivatives (1)	Other assets	34	29	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (2)	15	16	Policyholder account balances (3)	453	492
Fixed index annuity embedded derivatives	Other assets (4)	—	—	Policyholder account balances (4)	10	4

Total derivatives not designated as hedges		790	806		1,127	1,149

Total derivatives		$1,648	$1,530		$1,202	$1,194

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	June 30, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(122)	$12,277
Forward bond purchase commitments	Notional	504	—	—	504
Inflation indexed swaps	Notional	544	8	—	552
Foreign currency swaps	Notional	—	109	—	109

Total cash flow hedges		13,447	117	(122)	13,442

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(272)	767
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(272)	852

Total derivatives designated as hedges		14,571	117	(394)	14,294

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	1,359	(796)	7,763
Interest rate swaps related to securitization entities	Notional	117	—	(6)	111
Credit default swaps	Notional	1,110	100	(130)	1,080
Credit default swaps related to securitization entities	Notional	314	—	(2)	312
Equity index options	Notional	522	503	(558)	467
Financial futures	Notional	2,924	2,626	(3,365)	2,185
Equity return swaps	Notional	326	17	(194)	149
Other foreign currency contracts	Notional	779	358	(1,069)	68
Reinsurance embedded derivatives	Notional	228	39	—	267

Total derivatives not designated as hedges		13,520	5,002	(6,120)	12,402

Total derivatives		$28,091	$5,119	$(6,514)	$26,696

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	June 30, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,714	4	(1,323)	46,395
Fixed index annuity embedded derivatives	Policies	433	333	(6)	760

We did not have any derivatives with counterparties that can be terminated at the option of the derivative counterparty as of June 30, 2012.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$564	$10	Net investment income	$16	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	68	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	(9)	Net investment income	—	Net investment gains (losses)

Total	$632	$2		$16

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$139	$5	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(26)	(11)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	(4)	Interest expense	—	Net investment gains (losses)

Total	$114	$(9)		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$143	$19	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	20	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	(31)	(9)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)

Total	$133	$12		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$39	$10	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(27)	(21)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	4	(5)	Interest expense	—	Net investment gains (losses)

Total	$16	$(15)		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2012	2011
Derivatives qualifying as effective accounting hedges as of April 1	$1,680	$864
Current period increases (decreases) in fair value, net of deferred taxes of $(220) and $(40)	412	74
Reclassification to net (income) loss, net of deferred taxes of $(3) and $(4)	(5)	5

Derivatives qualifying as effective accounting hedges as of June 30	$2,087	$943

	Six months ended June 30,
(Amounts in millions)	2012	2011
Derivatives qualifying as effective accounting hedges as of January 1	$2,009	$924
Current period increases (decreases) in fair value, net of deferred taxes of $(43) and $(6)	90	10
Reclassification to net (income) loss, net of deferred taxes of $— and $(6)	(12)	9

Derivatives qualifying as effective accounting hedges as of June 30	$2,087	$943

The total of derivatives designated as cash flow hedges of $2,087 million, net of taxes, recorded in stockholders’ equity as of June 30, 2012 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $30 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the six months ended June 30, 2012 in connection with forecasted transactions that were no longer considered probable of occurring.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended June 30, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(2)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(10)	Net investment gains (losses)	10	Interest credited	10	Net investment gains (losses)
Foreign currency swaps	(6)	Net investment gains (losses)	—	Interest credited	7	Net investment gains (losses)

Total	$(15)		$8		$16

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the six months ended June 30, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(3)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(19)	Net investment gains (losses)	21	Interest credited	19	Net investment gains (losses)
Foreign currency swaps	(3)	Net investment gains (losses)	1	Interest credited	3	Net investment gains (losses)

Total	$(21)		$19		$21

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

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps, swaptions and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit risk; (vi) foreign currency forward contracts to mitigate currency risk associated with future dividends and other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options and credit default swaps to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

(Amounts in millions)	Three months ended June 30,		Classification of gain (loss) recognized in net income (loss)
	2012	2011
Interest rate swaps	$16	$2	Net investment gains (losses)
Interest rate swaps related to securitization entities	(5)	(4)	Net investment gains (losses)
Credit default swaps	(19)	—	Net investment gains (losses)
Credit default swaps related to securitization entities	(8)	(4)	Net investment gains (losses)
Equity index options	6	(9)	Net investment gains (losses)
Financial futures	73	34	Net investment gains (losses)
Equity return swaps	11	(6)	Net investment gains (losses)
Other foreign currency contracts	—	(4)	Net investment gains (losses)
Reinsurance embedded derivatives	17	(1)	Net investment gains (losses)
GMWB embedded derivatives	(150)	(33)	Net investment gains (losses)
Fixed index annuity embedded derivatives	1	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(58)	$(25)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2012	2011
Interest rate swaps	$17	$4	Net investment gains (losses)
Interest rate swaps related to securitization entities	(3)	(3)	Net investment gains (losses)
Credit default swaps	22	3	Net investment gains (losses)
Credit default swaps related to securitization entities	23	5	Net investment gains (losses)
Equity index options	(29)	(28)	Net investment gains (losses)
Financial futures	(39)	(5)	Net investment gains (losses)
Equity return swaps	(14)	(10)	Net investment gains (losses)
Other foreign currency contracts	(17)	(13)	Net investment gains (losses)
Reinsurance embedded derivatives	5	(1)	Net investment gains (losses)
GMWB embedded derivatives	53	26	Net investment gains (losses)
Fixed index annuity embedded derivatives	(1)	—	Net investment gains (losses)

Total derivatives not designated as hedges	$17	$(22)

Derivative Counterparty Credit Risk

As of June 30, 2012 and December 31, 2011, net fair value assets by counterparty totaled $1,106 million and $1,027 million, respectively. As of June 30, 2012 and December 31, 2011, net fair value liabilities by counterparty totaled $246 million and $240 million, respectively. As of June 30, 2012 and December 31, 2011, we retained collateral of $1,219 million and $1,023 million, respectively, related to these agreements, including over collateralization of $150 million and $50 million, respectively, from certain counterparties. As of June 30, 2012 and December 31, 2011, we posted $58 million and $28 million, respectively, of collateral to derivative counterparties, including over collateralization of $2 million and $11 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of June 30, 2012 and December 31, 2011, we could have been allowed to claim up to $37 million and $54 million, respectively, from counterparties and required to disburse up to $6 million and $18 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2012			December 31, 2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$5	$—	$—	$5	$—	$—
AA
Matures after one year through five years	6	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures after one year through five years	37	—	—	37	—	—
Matures after five years through ten years	10	—	—	10	—	1
BBB
Matures after one year through five years	68	1	—	68	1	—
Matures after five years through ten years	24	—	1	24	—	1

Total credit default swaps on single name reference entities	$155	$1	$1	$155	$1	$2

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2012			December 31, 2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% –15% matures after one year through five years (1)	$100	$—	$4	$—	$—	$—
9% –12% matures after one year through five years (2)	300	—	16	300	—	27
10% – 15% matures after one year through five years (3)	250	2	—	250	—	—
12% – 22% matures after five years through ten years (4)	148	—	16	248	—	28
15% – 30% matures after five years through ten years (5)	127	—	1	127	—	2

Total credit default swap index tranches	925	2	37	925	—	57

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (6)	12	—	5	14	—	7
Portion backing our interest maturing 2017 (7)	300	—	149	300	—	170

Total customized credit default swap index tranches related to securitization entities	312	—	154	314	—	177

Total credit default swaps on index tranches	$1,237	$2	$191	$1,239	$—	$234

(1)	The current attachment/detachment as of June 30, 2012 was 7% – 15%.
(2)	The current attachment/detachment as of June 30, 2012 and December 31, 2011 was 9% – 12%.
(3)	The current attachment/detachment as of June 30, 2012 and December 31, 2011 was 10% – 15%.
(4)	The current attachment/detachment as of June 30, 2012 and December 31, 2011 was 12% – 22%.
(5)	The current attachment/detachment as of June 30, 2012 and December 31, 2011 was 14.8% – 30.3%.
(6)	Original notional value was $39 million.
(7)	Original notional value was $300 million.

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

Long-term borrowings. We utilize available market data when determining fair value of long-term borrowings issued in the U.S. and Canada, which includes data on recent trades for the same or similar financial instruments. Accordingly, these instruments are classified as Level 2 measurements. In cases where market data is not available such as our Australian borrowings, we use broker quotes for which we consider the valuation methodology utilized by the third party, but the valuation typically includes significant unobservable inputs. Accordingly, we classify these borrowings where fair value is based on our consideration of broker quotes as Level 3 measurements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2012
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Level 1	Level 2	Level 3	Total
Assets:
Commercial mortgage loans		$(1)	$5,875	$—	$—	$6,396	$6,396
Restricted commercial mortgage loans		(1)	382	—	—	435	435
Other invested assets		(1)	399	—	277	134	411
Liabilities:
Long-term borrowings (2)		(1)	4,865	—	4,480	140	4,620
Non-recourse funding obligations (2)		(1)	2,598	—	—	1,761	1,761
Borrowings related to securitization entities		(1)	318	—	269	80	349
Investment contracts		(1)	18,424	—	1,024	18,322	19,346
Other firm commitments:
Commitments to fund limited partnerships	59		—	—	—	—	—
Ordinary course of business lending commitments	45		—	—	—	—	—

	December 31, 2011
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Level 1	Level 2	Level 3	Total
Assets:
Commercial mortgage loans		$(1)	$6,092	$—	$—	$6,500	$6,500
Restricted commercial mortgage loans		(1)	411	—	—	461	461
Other invested assets		(1)	786	—	658	137	795
Liabilities:
Long-term borrowings (2)		(1)	4,726	—	4,214	139	4,353
Non-recourse funding obligations (2)		(1)	3,256	—	—	2,160	2,160
Borrowings related to securitization entities		(1)	348	—	287	88	375
Investment contracts		(1)	18,880	—	1,356	18,325	19,681
Other firm commitments:
Commitments to fund limited partnerships	78		—	—	—	—	—
Ordinary course of business lending commitments	9		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8 for additional information related to borrowings.

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

For private fixed maturity securities, we utilize an internal model to determine fair value and utilize public bond spreads by sector, rating and maturity to develop the market rate that would be utilized for a similar public bond. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. In certain instances, we utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. We assign each security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized and whether external ratings are available for our private placement to determine whether the spreads utilized would be considered observable inputs. During the second quarter of 2012, we began classifying private securities without an external rating as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities. To determine the significance of unobservable inputs, we calculate the impact on the valuation from the unobservable input and will classify a security as Level 3 when the impact on the valuation exceeds 10%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For broker quotes, we consider the valuation methodology utilized by the third party, but the valuation typically includes significant unobservable inputs. Accordingly, we classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	June 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$4,975	$—	$4,975	$—
Internal models	10	—	—	10

Total U.S. government, agencies and government-sponsored enterprises	4,985	—	4,975	10

Tax-exempt:
Pricing services	310	—	310	—

Total tax-exempt	310	—	310	—

Government—non-U.S.:
Pricing services	2,496	—	2,496	—
Internal models	9	—	—	9

Total government—non-U.S.	2,505	—	2,496	9

U.S. corporate:
Pricing services	22,553	—	22,553	—
Broker quotes	249	—	—	249
Internal models	2,743	—	143	2,600

Total U.S. corporate	25,545	—	22,696	2,849

Corporate—non-U.S.:
Pricing services	12,572	—	12,572	—
Broker quotes	77	—	—	77
Internal models	1,936	—	149	1,787

Total corporate—non-U.S.	14,585	—	12,721	1,864

Residential mortgage-backed:
Pricing services	5,856	—	5,856	—
Broker quotes	63	—	—	63
Internal models	57	—	—	57

Total residential mortgage-backed	5,976	—	5,856	120

Commercial mortgage-backed:
Pricing services	3,229	—	3,229	—
Broker quotes	15	—	—	15
Internal models	24	—	6	18

Total commercial mortgage-backed	3,268	—	3,235	33

Other asset-backed:
Pricing services	2,014	—	2,014	—
Broker quotes	586	—	—	586
Internal models	17	—	6	11

Total other asset-backed	2,617	—	2,020	597

Total fixed maturity securities	$59,791	$—	$54,309	$5,482

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of equity securities as of the dates indicated:

	June 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$335	$333	$2	$—
Broker quotes	3	—	—	3
Internal models	93	—	—	93

Total equity securities	$431	$333	$2	$96

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$263	$261	$2	$—
Broker quotes	6	—	—	6
Internal models	92	—	—	92

Total equity securities	$361	$261	$2	$98

The following tables summarize the primary sources of data considered when determining fair value of trading securities as of the dates indicated:

	June 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$468	$—	$468	$—
Broker quotes	284	—	—	284

Total trading securities	$752	$—	$468	$284

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$524	$—	$524	$—
Broker quotes	264	—	—	264

Total trading securities	$788	$—	$524	$264

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

Contingent consideration

We have certain contingent purchase price payments and receivables related to acquisitions and sales that are recorded at fair value each period. Fair value is determined using an income approach whereby we project the expected performance of the business and compare our projections of the relevant performance metric to the thresholds established in the purchase or sale agreement to determine our expected payments or receipts. We then discount these expected amounts to calculate the fair value as of the valuation date. We evaluate the underlying projections used in determining fair value each period and update these underlying projections when there have been significant changes in our expectations of the future business performance. The inputs used to determine the discount rate and expected payments or receipts are primarily based on significant unobservable inputs and result in the fair value of the contingent consideration being classified as Level 3. An increase in the discount rate or a decrease in expected payments or receipts will result in a decrease in the fair value of contingent consideration.

Separate account assets

The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

Derivatives

We consider counterparty collateral arrangements and rights of set-off when evaluating our net credit risk exposure to our derivative counterparties. Accordingly, we are permitted to include consideration of these arrangements when determining whether any incremental adjustment should be made for both the counterparty’s and our non-performance risk in measuring fair value for our derivative instruments. As a result of these counterparty arrangements, we determined that any adjustment for credit risk would not be material and we do not record any incremental adjustment for our non-performance risk or the non-performance risk of the derivative counterparty for our derivative assets or liabilities. We determine fair value for our derivatives using an income approach using internal models based on relevant market inputs for each derivative instrument. We also compare the fair value determined using our internal model to the valuations provided by our derivative counterparties with any significant differences or changes in valuation being evaluated further by our derivatives professionals that are familiar with the instrument and market inputs used in the valuation.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest rate swaps related to securitization entities. The valuation of interest rate swaps related to securitization entities is determined using an income approach. The primary input into the valuation represents the forward interest rate swap curve, which is generally considered an observable input, and results in the derivative being classified as Level 2.

Inflation indexed swaps. The valuation of inflation indexed swaps is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, the current consumer price index and the forward consumer price index curve, which are generally considered observable inputs, and results in the derivative being classified as Level 2.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2012 and December 31, 2011, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $106 million and $109 million, respectively.

To determine the appropriate discount rate to reflect the non-performance risk of the GMWB liabilities, we evaluate the non-performance risk in our liabilities based on a hypothetical exit market transaction as there is no exit market for these types of liabilities. A hypothetical exit market can be viewed as a hypothetical transfer of the liability to another similarly rated insurance company which would closely resemble a reinsurance transaction. Another hypothetical exit market transaction can be viewed as a hypothetical transaction from the perspective of the GMWB policyholder. In determining the appropriate discount rate to incorporate non-performance risk of the GMWB liabilities, we also considered the impacts of state guarantees embedded in the related insurance product as a form of inseparable third-party guarantee. We believe that a hypothetical exit market participant would use a similar discount rate as described above to value the liabilities.

For equity index volatility, we determine the projected equity market volatility using both historical volatility and projected equity market volatility with more significance being placed on projected near-term volatility and recent historical data. Given the different attributes and market characteristics of GMWB liabilities compared to equity index options in the derivative market, the equity index volatility assumption for GMWB liabilities may be different from the volatility assumption for equity index options, especially for the longer dated points on the curve.

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

We classify the GMWB valuation as Level 3 based on having significant unobservable inputs, with equity index volatility and non-performance risk being considered the more significant unobservable inputs. As equity index volatility increases, the fair value of the GMWB liabilities will increase. Any increase in non-performance risk would increase the discount rate and would decrease the fair value of the GMWB liability. Additionally, we consider lapse and utilization assumptions to be significant unobservable inputs. An increase in our lapse assumption would decrease the fair value of the GMWB liability, whereas an increase in our utilization rate would increase the fair value.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed index annuity embedded derivatives

We offer fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate nonperformance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,985	$—	$4,975	$10
Tax-exempt	310	—	310	—
Government—non-U.S.	2,505	—	2,496	9
U.S. corporate	25,545	—	22,696	2,849
Corporate—non-U.S.	14,585	—	12,721	1,864
Residential mortgage-backed	5,976	—	5,856	120
Commercial mortgage-backed	3,268	—	3,235	33
Other asset-backed	2,617	—	2,020	597

Total fixed maturity securities	59,791	—	54,309	5,482

Equity securities	431	333	2	96

Other invested assets:
Trading securities	752	—	468	284
Derivative assets:
Interest rate swaps	1,465	—	1,462	3
Foreign currency swaps	32	—	32	—
Credit default swaps	3	—	1	2
Equity index options	27	—	—	27
Equity return swaps	5	—	5	—
Forward bond purchase commitments	67	—	67	—

Total derivative assets	1,599	—	1,567	32

Securities lending collateral	175	—	175	—
Derivatives counterparty collateral	758	—	758	—

Total other invested assets	3,284	—	2,968	316

Restricted other invested assets related to securitization entities	392	—	200	192
Other assets:
Reinsurance embedded derivatives (1)	34	—	34	—
Contingent receivable	17	—	—	17

Total other assets	51	—	34	17

Reinsurance recoverable (2)	15	—	—	15
Separate account assets	10,033	10,033	—	—

Total assets	$73,997	$10,366	$57,513	$6,118

Liabilities
Policyholder account balances:
GMWB embedded derivatives (3)	$453	$—	$—	$453
Fixed index annuity embedded derivatives (4)	10	—	—	10

Total policyholder account balances	463	—	—	463

Other liabilities:
Contingent purchase price	31	—	—	31
Derivative liabilities:
Interest rate swaps	437	—	437	—
Interest rate swaps related to securitization entities	29	—	29	—
Inflation indexed swaps	74	—	74	—
Credit default swaps	38	—	1	37
Credit default swaps related to securitization entities	155	—	—	155
Equity return swaps	2	—	2	—
Other foreign currency contracts	4	—	4	—

Total derivative liabilities	739	—	547	192

Total other liabilities	770	—	547	223

Borrowings related to securitization entities	57	—	—	57

Total liabilities	$1,290	$—	$547	$743

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,863	$—	$4,850	$13
Tax-exempt	503	—	503	—
Government—non-U.S.	2,211	—	2,201	10
U.S. corporate	25,258	—	22,747	2,511
Corporate—non-U.S.	13,757	—	12,473	1,284
Residential mortgage-backed	5,695	—	5,600	95
Commercial mortgage-backed	3,400	—	3,361	39
Other asset-backed	2,608	—	2,337	271

Total fixed maturity securities	58,295	—	54,072	4,223

Equity securities	361	261	2	98

Other invested assets:
Trading securities	788	—	524	264
Derivative assets:
Interest rate swaps	1,350	—	1,345	5
Foreign currency swaps	32	—	32	—
Credit default swaps	1	—	1	—
Equity index options	39	—	—	39
Equity return swaps	7	—	7	—
Forward bond purchase commitments	47	—	47	—
Other foreign currency contracts	9	—	—	9

Total derivative assets	1,485	—	1,432	53

Securities lending collateral	406	—	406	—
Derivatives counterparty collateral	323	—	323	—

Total other invested assets	3,002	—	2,685	317

Restricted other invested assets related to securitization entities	376	—	200	176
Other assets (1)	29	—	29	—
Reinsurance recoverable (2)	16	—	—	16
Separate account assets	10,122	10,122	—	—

Total assets	$72,201	$10,383	$56,988	$4,830

Liabilities
Policyholder account balances:
GMWB embedded derivatives (3)	$492	$—	$—	$492
Fixed index annuity embedded derivatives (4)	4	—	—	4

Total policyholder account balances	496	—	—	496

Other liabilities:
Contingent purchase price	46	—	—	46
Derivative liabilities:
Interest rate swaps	376	—	376	—
Interest rate swaps related to securitization entities	28	—	28	—
Inflation indexed swaps	43	—	43	—
Credit default swaps	59	—	2	57
Credit default swaps related to securitization entities	177	—	—	177
Equity return swaps	4	—	4	—
Other foreign currency contracts	11	—	11	—

Total derivative liabilities	698	—	464	234

Total other liabilities	744	—	464	280

Borrowings related to securitization entities	48	—	—	48

Total liabilities	$1,288	$—	$464	$824

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2012	Total realized and unrealized gains (losses)							Transfer out of Level 3	Ending balance as of June 30, 2012	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$9	$—	$10	$—
Government—non-U.S.	9	—	—	—	—	—	—	—	—	9	—
U.S. corporate (1)	2,430	2	18	—	—	—	(27)	540	(114)	2,849	2
Corporate—non-U.S. (1)	1,609	(2)	(2)	24	(12)	—	(11)	331	(73)	1,864	—
Residential mortgage- backed	95	(1)	4	3	—	—	(9)	28	—	120	(1)
Commercial mortgage- backed	40	—	—	—	—	—	—	—	(7)	33	—
Other asset-backed	419	1	—	140	(2)	—	(22)	61	—	597	1

Total fixed maturity securities	4,603	—	20	167	(14)	—	(69)	969	(194)	5,482	2

Equity securities	95	—	—	5	(4)	—	—	—	—	96	—

Other invested assets:
Trading securities	286	—	—	10	(7)	—	(9)	4	—	284	2
Derivative assets:
Interest rate swaps	4	—	—	—	—	—	(1)	—	—	3	—
Credit default swaps	3	—	—	—	—	—	(1)	—	—	2	—
Equity index options	18	6	—	3	—	—	—	—	—	27	6
Other foreign currency contracts	2	(1)	—	—	—	—	(1)	—	—	—	(1)

Total derivative assets	27	5	—	3	—	—	(3)	—	—	32	5

Total other invested assets	313	5	—	13	(7)	—	(12)	4	—	316	7

Restricted other invested assets related to securitization entities	181	11	—	100	(100)	—	—	—	—	192	7
Other assets:
Contingent receivable	—	1	—	—	—	16	—	—	—	17	1
Reinsurance recoverable (2)	6	8	—	—	—	1	—	—	—	15	8

Total Level 3 assets	$5,198	$25	$20	$285	$(125)	$17	$(81)	$973	$(194)	$6,118	$25

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. During the second quarter of 2012, we began classifying private securities without an external rating as Level 3, which resulted in a significant number of securities being transferred into Level 3.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2011	Total realized and unrealized gains (losses)						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$12	$—	$13	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	715	4	9	27	(5)	—	(18)	236	(19)	949	4
Corporate—non-U.S. (1)	202	1	—	15	(10)	—	(2)	165	—	371	1
Residential mortgage- backed	135	—	(10)	3	—	—	(4)	—	—	124	—
Commercial mortgage- backed	42	—	2	—	—	—	(1)	—	—	43	—
Other asset-backed	263	—	7	—	—	—	(5)	—	—	265	—

Total fixed maturity securities	1,359	5	8	45	(15)	—	(30)	413	(19)	1,766	5

Equity securities	87	—	—	24	(5)	—	—	—	—	106	—

Other invested assets:
Trading securities	338	7	—	—	(41)	—	(13)	—	—	291	7
Derivative assets:
Interest rate swaps	3	1	—	—	—	—	—	—	—	4	1
Credit default swaps	6	(2)	—	—	—	—	—	—	—	4	(2)
Equity index options	32	(8)	—	15	—	—	1	—	—	40	(8)

Total derivative assets	41	(9)	—	15	—	—	1	—	—	48	(9)

Total other invested assets	379	(2)	—	15	(41)	—	(12)	—	—	339	(2)

Restricted other invested assets related to securitization entities	175	—	—	—	—	—	—	—	—	175	—
Reinsurance recoverable (2)	(7)	1	—	—	—	1	—	—	—	(5)	1

Total Level 3 assets	$1,993	$4	$8	$84	$(61)	$1	$(42)	$413	$(19)	$2,381	$4

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2012	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$9	$(12)	$10	$—
Government—non-U.S.	10	—	—	—	—	—	(1)	—	—	9	—
U.S. corporate (1)	2,511	3	29	30	(18)	—	(37)	689	(358)	2,849	6
Corporate—non-U.S. (1)	1,284	—	11	83	(12)	—	(39)	684	(147)	1,864	1
Residential mortgage- backed	95	(1)	7	3	—	—	(14)	30	—	120	(1)
Commercial mortgage- backed	39	—	2	—	—	—	(1)	—	(7)	33	—
Other asset- backed	271	1	7	210	(22)	—	(35)	165	—	597	1

Total fixed maturity securities	4,223	3	56	326	(52)	—	(127)	1,577	(524)	5,482	7

Equity securities	98	1	(2)	5	(6)	—	—	—	—	96	—

Other invested assets:
Trading securities	264	5	—	34	(7)	—	(16)	4	—	284	7
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(2)	—	—	3	—
Credit default swaps	—	4	—	—	—	—	(2)	—	—	2	4
Equity index options	39	(29)	—	17	—	—	—	—	—	27	(25)
Other foreign currency contracts	9	(11)	—	3	—	—	(1)	—	—	—	(11)

Total derivative assets	53	(36)	—	20	—	—	(5)	—	—	32	(32)

Total other invested assets	317	(31)	—	54	(7)	—	(21)	4	—	316	(25)

Restricted other invested assets related to securitization entities	176	16	—	100	(100)	—	—	—	—	192	12
Other assets:
Contingent receivable	—	1	—	—	—	16	—	—	—	17	1
Reinsurance recoverable (2)	16	(3)	—	—	—	2	—	—	—	15	(3)

Total Level 3 assets	$4,830	$(13)	$54	$485	$(165)	$18	$(148)	$1,581	$(524)	$6,118	$(8)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. During the second quarter of 2012, we began classifying private securities without an external rating as Level 3, which resulted in a significant number of securities being transferred into Level 3.

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$12	$(10)	$13	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	1,100	8	6	30	(5)	—	(63)	252	(379)	949	8
Corporate—non-U.S. (1)	368	(11)	(3)	40	(35)	—	(7)	205	(186)	371	(10)
Residential mortgage- backed	143	(1)	(8)	3	—	—	(12)	—	(1)	124	(1)
Commercial mortgage-backed	50	—	2	—	—	—	(9)	—	—	43	—
Other asset-backed	268	(1)	9	8	(8)	—	(26)	15	—	265	(1)

Total fixed maturity securities	1,941	(5)	6	81	(48)	—	(117)	484	(576)	1,766	(4)

Equity securities	87	1	1	24	(5)	—	(2)	—	—	106	—

Other invested assets:
Trading securities	329	16	—	5	(41)	—	(18)	—	—	291	16
Derivative assets:
Interest rate swaps	5	(1)	—	—	—	—	—	—	—	4	(1)
Credit default swaps	6	(2)	—	—	—	—	—	—	—	4	(2)
Equity index options	33	(27)	—	39	—	—	(5)	—	—	40	(27)

Total derivative assets	44	(30)	—	39	—	—	(5)	—	—	48	(30)

Total other invested assets	373	(14)	—	44	(41)	—	(23)	—	—	339	(14)

Restricted other invested assets related to securitization entities	171	4	—	—	—	—	—	—	—	175	4
Reinsurance recoverable (2)	(5)	(2)	—	—	—	2	—	—	—	(5)	(2)

Total Level 3 assets	$2,567	$(16)	$7	$149	$(94)	$2	$(142)	$484	$(576)	$2,381	$(16)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$(2)	$(6)	$14	$11
Net investment gains (losses)	27	10	(27)	(27)

Total	$25	$4	$(13)	$(16)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$(2)	$(5)	$13	$12
Net investment gains (losses)	27	9	(21)	(28)

Total	$25	$4	$(8)	$(16)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2012	Total realized and unrealized (gains) losses							Transfer out of Level 3	Ending balance as of June 30, 2012	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$287	$158	$—	$—	$—	$8	$—	$—	$—	$453	$157
Fixed index annuity embedded derivatives (2)	6	(1)	—	—	—	5	—	—	—	10	(1)

Total policyholder account balances	293	157	—	—	—	13	—	—	—	463	156

Other liabilities:
Contingent purchase price	30	1	—	—	—	—	—	—	—	31	1
Derivative liabilities:
Credit default swaps	23	18	—	—	—	—	(4)	—	—	37	15
Credit default swaps related to securitization entities	147	8	—	—	—	—	—	—	—	155	8

Total derivative liabilities	170	26	—	—	—	—	(4)	—	—	192	23

Total other liabilities	200	27	—	—	—	—	(4)	—	—	223	24

Borrowings related to securitization entities	55	2	—	—	—	—	—	—	—	57	2

Total Level 3 liabilities	$548	$186	$—	$—	$—	$13	$(4)	$—	$—	$743	$182

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2011	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2011	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$69	$34	$—	$—	$—	$10	$—	$—	$—	$113	$34
Fixed index annuity embedded derivatives (2)	5	—	—	—	—	—	—	—	—	5	—

Total policyholder account balances	74	34	—	—	—	10	—	—	—	118	34

Other liabilities:
Derivative liabilities:
Credit default swaps	7	2	—	—	—	—	—	—	—	9	2
Credit default swaps related to securitization entities	120	6	—	—	—	—	—	—	—	126	6

Total derivative liabilities	127	8	—	—	—	—	—	—	—	135	8

Borrowings related to securitization entities	58	—	—	—	—	—	—	—	—	58	—

Total Level 3 liabilities	$259	$42	$—	$—	$—	$10	$—	$—	$—	$311	$42

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2012	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$492	$(56)	$—	$—	$—	$17	$—	$—	$—	$453	$(53)
Fixed index annuity embedded derivatives (2)	4	1	—	—	—	5	—	—	—	10	1

Total policyholder account balances	496	(55)	—	—	—	22	—	—	—	463	(52)

Other liabilities:
Contingent purchase price	46	3	—	—	—	—	(18)	—	—	31	3
Derivative liabilities:
Credit default swaps	57	(18)	—	2	—	—	(4)	—	—	37	(21)
Credit default swaps related to securitization entities	177	(23)	—	1	—	—	—	—	—	155	(23)

Total derivative liabilities	234	(41)	—	3	—	—	(4)	—	—	192	(44)

Total other liabilities	280	(38)	—	3	—	—	(22)	—	—	223	(41)

Borrowings related to securitization entities	48	9	—	—	—	—	—	—	—	57	9

Total Level 3 liabilities	$824	$(84)	$—	$3	$—	$22	$(22)	$—	$—	$743	$(84)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2011	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$121	$(28)	$—	$—	$—	$20	$—	$—	$—	$113	$(27)
Fixed index annuity embedded derivatives (2)	5	—	—	—	—	—	—	—	—	5	—

Total policyholder account balances	126	(28)	—	—	—	20	—	—	—	118	(27)

Other liabilities:
Derivative liabilities:
Credit default swaps	7	—	—	3	—	—	(1)	—	—	9	—
Credit default swaps related to securitization entities	129	(3)	—	—	—	—	—	—	—	126	(3)
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	(3)	—	3	—	—	(4)	—	—	135	(3)

Borrowings related to securitization entities	51	7	—	—	—	—	—	—	—	58	7

Total Level 3 liabilities	$316	$(24)	$—	$3	$—	$20	$(4)	$—	$—	$311	$(23)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

The following tables present the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	186	42	(84)	(24)

Total	$186	$42	$(84)	$(24)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	182	42	(84)	(23)

Total	$182	$42	$(84)	$(23)

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2012:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Matrix pricing	$2,600	Credit spreads	75bps - 1,349bps (273bps)
Corporate—non-U.S.	Matrix pricing	1,787	Credit spreads	109bps - 427bps (251bps)
Derivative assets:
Interest rate swaps	Discounted cash flows	3	Interest rate volatility	25% - 36% (30%)
Credit default swaps (1)	Discounted cash flows	2	Credit spreads	50bps - 77bps (72bps)
Equity index options	Discounted cash flows	27	Equity index volatility	21% - 29% (24%)
Other assets:
Contingent receivable	Discounted cash flows	17	Discount rate	23%
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	—% - 97%
			Lapse rate	—% - 35%
			Non-performance risk
GMWB embedded			(credit spreads)	55bps - 90bps (80bps)
derivatives (2)	Stochastic cash flow model	453	Equity index volatility	19% - 27% (22%)
Fixed index annuity embedded derivatives (3)	Option budget method	10	Expected future interest credited	1% - 3% (2%)
Other liabilities:
Contingent purchase price	Discounted cash flows	31	Discount rate	23%
Derivative liabilities:
Credit default swaps (1)	Discounted cash flows	37	Credit spreads	108bps - 373bps (317bps)

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, bidding practices in connection with our management and administration of a third-party’s municipal guaranteed investment contract business, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws, and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

As previously disclosed, in December 2011, one of our U.S. mortgage insurance subsidiaries received a subpoena from the United States Department of Housing and Urban Development, Office of the Inspector General with respect to reinsurance arrangements, including captive reinsurance transactions. That subpoena was withdrawn subsequent to our subsidiary’s receipt of an information request from the Consumer Financial Protection Bureau (“CFPB”) in January 2012, relating to the same subject matter. The CFPB further sent to our subsidiary a Civil Investigative Demand dated June 20, 2012 (the “CFPB Demand”) seeking production of specified documents and responses to questions set forth in the CFPB Demand. We intend to cooperate with the CFPB as appropriate in connection with the CFPB Demand.

As previously disclosed, beginning in December 2011, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in three putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Six additional putative class actions, making similar allegations, have since been filed in which our mortgage insurance subsidiary is again named as one of numerous defendants. Those cases are captioned as follows: McCarn, et al. v. HSB, et al., United States District Court for the Eastern District of California; Manners, et al, v. First Third Bank, et al., United States District court for the Western District of Pennsylvania; Riddle, et al. v Bank of America, et al., United States District Court for the Eastern District of Pennsylvania; Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York; Barlee, et al. v. First Horizon National Corp., et al., United States District Court for the Eastern District of Pennsylvania; and Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the Middle District of Pennsylvania. We intend to vigorously defend these actions.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A., and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A., as claimants. Claimants allege breach of contract and breach of the covenant of good faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants seek damages in excess of $834 million, in addition to interest and punitive damages. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. We intend to vigorously defend these actions and pursue the counterclaims.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above. In light of the inherent uncertainties involved in these matters, no amounts have been accrued. We also are not able to provide an estimate or range of possible losses related to these matters.

(b) Commitments

As of June 30, 2012, we were committed to fund $59 million in limited partnership investments and $45 million in U.S. commercial mortgage loan investments.

(8) Borrowings and Other Financings

Revolving Credit Facilities

We have a five-year revolving credit facility that matures in August 2012. This facility bears variable interest rates based on one-month London Interbank Offered Rate plus a margin and we have access to $930 million under this facility. As of June 30, 2012, we had no borrowings under this facility; however, we utilized $34 million under this facility primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries. We had a five-year revolving credit facility of $930 million that matured in May 2012 and we did not renew that credit facility. As we approach the maturity date for our August credit facility, we do not currently plan to extend or replace that credit facility. As of December 31, 2011, we had no borrowings under either of these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

Long-Term Notes

We repaid $222 million of senior notes with an interest rate equal to 5.65% per year payable semi-annually that matured in June 2012.

In March 2012, we priced a $350 million reopening of our 7.625% senior notes due in September 2021. The notes were offered as additional debt securities under an indenture, as supplemented from time to time, pursuant to which we have previously issued $400 million aggregate principal amount of our 7.625% senior notes due in September 2021. The notes are our direct, unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. The notes were issued at a public offering price of 103% of principal amount, with a yield to maturity of 7.184%. The net proceeds of $358 million from the issuance of the new notes were used for general corporate purposes, including increasing liquidity at the holding company level.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Recourse Funding Obligations

As of June 30, 2012, we had $2.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. In January 2012, as part of a life block sale transaction, we repurchased $475 million of our non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”), our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of amortization of deferred acquisition costs, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million in the three months ended March 31, 2012 which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining non-recourse funding obligations issued by River Lake III of $176 million.

As of June 30, 2012 and December 31, 2011, the weighted-average interest rates on our non-recourse funding obligations were 1.30% and 1.41%, respectively.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2012		2011		2012		2011
Pre-tax income (loss)	$166		$(105)		$268		$8

Statutory U.S. federal income tax rate	$58	35.0%	$(37)	35.0%	$94	35.0%	$3	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	2	0.9	2	(1.5)	2	0.6	3	40.8
Benefit on tax favored investments	(1)	(0.5)	3	(2.8)	(3)	(1.1)	(1)	(6.3)
Effect of foreign operations	(12)	(7.0)	28	(26.6)	(19)	(7.0)	8	102.9
Sale of subsidiary	8	5.1	—	—	8	3.1	—	—
Non-deductible expenses	1	0.3	(1)	0.7	1	0.3	—	0.6
Interest on uncertain tax positions	—	0.1	—	(0.2)	(3)	(1.0)	—	3.6
Other, net	1	0.4	—	0.2	(1)	(0.4)	2	10.9

Effective rate	$57	34.3%	$(5)	4.8%	$79	29.5%	$15	187.5%

For the three months ended June 30, 2012, the increase in the effective tax rate was primarily attributable to lower taxed foreign income, tax favored investments and the sale of our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), partially offset by higher taxes in the prior year pursuant to a Canadian legislative change.

For the six months ended June 30, 2012, the decrease in the effective tax rate was primarily attributable to higher taxes in the prior year pursuant to a Canadian legislative change, partially offset by lower taxed foreign income, tax favored investments and the sale of our tax and accounting financial advisor unit, GFIS.

Due to events that occurred during the six months ended June 30, 2012, we recognized approximately $170 million of previously unrecognized tax benefits. This had no impact on the effective tax rate. As of June 30, 2012, we have approximately $65 million of remaining unrecognized tax benefits.

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

There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $15 million gain related to the sale of our tax and accounting financial advisor unit in the second quarter of 2012.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Revenues:
U.S. Life Insurance segment:
Life insurance	$498	$518	$871	$1,013
Long-term care insurance	797	729	1,572	1,442
Fixed annuities	260	278	554	549

U.S. Life Insurance segment’s revenues	1,555	1,525	2,997	3,004

International Protection segment’s revenues	211	281	429	551

Wealth Management segment’s revenues	122	114	234	224

International Mortgage Insurance segment:
Canada	196	209	394	416
Australia	148	147	281	283
Other Countries	17	21	32	40

International Mortgage Insurance segment’s revenues	361	377	707	739

U.S. Mortgage Insurance segment’s revenues	170	170	359	347

Runoff segment’s revenues	64	167	197	345

Corporate and Other’s revenues	40	21	26	13

Total revenues	$2,523	$2,655	$4,949	$5,223

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
U.S. Life Insurance segment:
Life insurance	$30	$57	$36	$99
Long-term care insurance	14	18	49	54
Fixed annuities	20	25	43	39

U.S. Life Insurance segment’s net operating income	64	100	128	192

International Protection segment’s net operating income	3	25	8	50

Wealth Management segment’s net operating income	12	13	24	23

International Mortgage Insurance segment:
Canada	41	28	78	79
Australia	44	54	23	106
Other Countries	(9)	(4)	(18)	(8)

International Mortgage Insurance segment’s net operating income	76	78	83	177

U.S. Mortgage Insurance segment’s net operating loss	(25)	(255)	(68)	(338)

Runoff segment’s net operating income (loss)	(6)	18	29	19

Corporate and Other’s net operating loss	(44)	(92)	(93)	(161)

Net operating income (loss)	80	(113)	111	(38)
Net investment gains (losses), net of taxes and other adjustments	(19)	(23)	(3)	(39)
Gain on sale of business, net of taxes	15	—	15	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	76	(136)	123	(77)
Add: net income attributable to noncontrolling interests	33	36	66	70

Net income (loss)	$109	$(100)	$189	$(7)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2012	December 31, 2011
Assets:
U.S. Life Insurance	$77,589	$75,547
International Protection	2,313	2,375
Wealth Management	457	523
International Mortgage Insurance	9,790	9,643
U.S. Mortgage Insurance	2,655	2,966
Runoff	15,454	16,031
Corporate and Other	4,278	5,102

Total assets	$112,536	$112,187

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Sale of Tax and Accounting Financial Advisor Unit

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, GFIS, for approximately $79 million, plus contingent consideration, to Cetera Financial Group. The contingent consideration was recorded at fair value upon disposition and provides the opportunity for us to receive additional future payments of up to approximately $25 million based on achieving certain revenue goals. We recognized a realized gain of $15 million in other income related to the sale. GFIS was included in our Wealth Management segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our Current Report on Form 8-K filed on June 11, 2012 which reflected retrospective changes in accounting for costs associated with acquiring or renewing insurance contracts and changes in the treatment of future policy benefits for level premium term life insurance products.

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

Overview

Our business

We are a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We have the following operating segments:

•

U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life and long-term care insurance. For the three months ended June 30, 2012, our U.S. Life Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $53 million and $64 million, respectively. For the six months ended June 30, 2012, our U.S. Life Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $111 million and $128 million, respectively.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended June 30, 2012, our International Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were both $3 million. For the six months ended June 30, 2012, our International Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $9 million and $8 million, respectively.

•

Wealth Management. We offer and manage a variety of wealth management services, including investments, advisor support and practice management services. For the three months ended June 30, 2012, our Wealth Management segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $27 million and $12 million, respectively. For the six months ended June 30, 2012, our Wealth Management segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $39 million and $24 million, respectively.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended June 30, 2012, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $83 million and $76 million, respectively. For the six months ended June 30, 2012, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $90 million and $83 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended June 30, 2012, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were both $25 million. For the six months ended June 30, 2012, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $51 million and $68 million, respectively.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business. For the three months ended June 30, 2012, our Runoff segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $21 million and $6 million, respectively. For the six months ended June 30, 2012, our Runoff segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $41 million and $29 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments. For the three months ended June 30, 2012, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of

$44 million each. For the six months ended June 30, 2012, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $116 million and $93 million, respectively.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Equity markets and credit markets generally experienced higher volatility while interest rate spreads were generally stable to tighter during the second quarter of 2012. Although global financial markets experienced some improvement during the first half of 2012, the European debt crisis and concerns regarding global economies continued to impact the rate of recovery.

The U.S. housing market reflected continuing stress and growing levels of foreclosures with variations in performance by sub-market, including signs of stabilization within certain regions while others declined. Unemployment and underemployment levels in the United States remained relatively constant with the fourth quarter of 2011 that experienced a slight decline in December 2011. We expect unemployment and underemployment levels in the United States to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period. In Canada, the overall housing market benefited from low interest rates and income and employment growth as unemployment levels decreased slightly from the fourth quarter of 2011 and home prices increased modestly. In Australia, the overall housing market declined in the second quarter of 2012 after experiencing modest home price declines in 2011 and unemployment remained consistent with the fourth quarter of 2011 with some regional variations. There was modest economic growth in Australia in the first half of 2012 as consumer confidence improved and interest rates declined. Europe overall remained a slow growth or declining environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity initiatives. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

Credit and investment markets. Although continued weakness in Europe and lack of clear direction for the U.S. economy weighed on financial markets, the overall tone in the market was steady in the second quarter of 2012. European Central Bank policies and actions were supportive overall and fears of a disorderly Greek default were stemmed. A continued investor move toward quality pushed government yields markedly lower during the second quarter of 2012, and created demand for fixed-income products, especially investment grade. Spreads were generally stable to tighter during the second quarter of 2012, particularly outside of Europe. Supply was robust in both structured products and corporate bonds as issuers took advantage of low treasury rates and a receptive market.

We recorded net other-than-temporary impairments of $39 million in the second quarter of 2012 compared to $26 million in the second quarter of 2011. The increase in the second quarter of 2012 was largely driven by impairments in our corporate securities predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. While we have seen improvements in impairments of commercial mortgage loans in 2012, impairments of structured securities in our investment portfolio were slightly higher in the second quarter of 2012. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with our securities that have not been impaired continues to perform.

Looking ahead, we believe the current credit environment provides us with opportunities to invest across a variety of asset classes to meet our yield requirements for our newer business although certain of our businesses have been pressured in the low rate environment. The current environment will also provide opportunities to continue execution of various risk management disciplines involving further diversification within the investment portfolio. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

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

Life insurance sales increased 6% during the second quarter of 2012 compared to the same period in 2011 reflecting an increase in sales of our universal life insurance products, partially offset by a decrease in our term universal life insurance sales. Our term universal life insurance sales reflected recent price increases and narrower product offerings. Our universal life insurance sales benefited from a combination of enhanced sales and marketing strategies, consistent with efforts to shift our sales mix. Shifts in consumer demand, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting universal life insurance policies with secondary guarantees, could also affect our sales levels.

Throughout 2011, we experienced favorable mortality in our term life insurance products as compared to priced mortality assumptions. In 2012, we have experienced higher mortality than the prior year in our term life insurance products, although still consistent with pricing. The majority of the higher mortality originated from policies within their level-period with claims below established reinsurance retention levels. Despite historically favorable experience, mortality levels can deviate each period from historical trends as a result of such shifts in claim mix. In addition, while less severe in 2012 than in prior years, we have experienced lower persistency as compared to pricing assumptions for 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies go through their post-level rate period and then moderate thereafter.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. Despite this, committed funding sources are in place for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX. The alternatives available to finance the increased reserve requirements on some of our in-force books of business have over time become limited or more expensive.

In 2011, the National Association of Insurance Commissioners (“NAIC”) formed a Joint Working Group to review the statutory reserve requirements of Regulation AXXX impacting certain universal life insurance policies with secondary guarantees. In March 2012, the NAIC adopted a framework to address these reserving issues, and subsequently retained an actuarial consultant to help resolve the framework’s proposal for addressing in-force business and business that will be written in an interim period until the adoption of a principles-based reserve approach. In July 2012, the Joint Working Group exposed the new and in-force business proposals it developed for public comment, and it is expected that the NAIC will adopt the Joint Working Group’s proposals at an upcoming meeting in 2012. If adopted without change, these proposals will adversely impact the profitably of certain universal life products with secondary guarantees absent substantial price increases. The new requirements likely will cause us to revise our product offerings and increase utilization of reinsurance for our new business. There can be no assurance that there will be affordable reinsurance available or that we will be able to execute such transactions.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, morbidity, mortality, persistency, investment yields, expenses and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features and pricing, including our ability to implement future rate actions as deemed necessary.

Our long-term care insurance sales increased 15% in the second quarter of 2012 compared to the same period in 2011 from increased sales prior to new state launches of our enhanced Privileged Choice Flex product. In July 2012, we introduced changes to our individual long-term care insurance product to improve profitability and reduce risk. Certain lifetime benefits coverages and limited pay options will no longer be available, underwriting was further tightened, first-year commissions were lowered and certain discounts were reduced or eliminated effectively increasing average pricing by more than 20% on the products impacted. In addition, we began filing for regulatory approval of a new product, scheduled for early 2013 release, which will include several transformational concepts such as gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. We continue to evaluate new product pricing and have utilized reinsurance in the form of coinsurance to improve profitability and capacity for new business. We are currently reinsuring on a 40% coinsurance basis our most recent individual long-term care insurance offerings.

Our loss ratio was 74% for the second quarter of 2012, 66% for the first quarter of 2012 and 68% for the year ended December 31, 2011. Lower claim termination rates, higher new claim severity and modestly higher new claim counts negatively impacted the second quarter of 2011. We expect variations to continue quarter to quarter.

Given the continued low interest rate environment, we continue active asset-liability management including maintaining hedges on the majority of the next ten years of long-term care insurance product cash flows.

We continue pursuing initiatives to improve the risk and profitability profile of our long-term care insurance business including: new product issuance and service offerings; investing in care coordination capabilities; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts include evaluating the need for future in-force rate increases, where warranted, on older issued policies. In this regard, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. As of June 30, 2012, we have received approvals in 45 states which represent approximately 80% of the targeted premiums. In the third quarter of 2012, we plan to request another round of long-term care insurance in-force premium rate increases with the goal of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies over the next five years. Subject to regulatory approval, this premium rate increase would generate approximately $200 million to $300 million of additional annual premiums when fully implemented. The goal of these rate actions is to mitigate losses on the older generation products and, on the newer generation products which have generated positive operating earnings to date, help offset lower than priced-for returns due to lower interest rates, unfavorable business mix and lower lapse rates than expected. The state approval process of an in-force rate increase and the amount of the rate increase varies, and in certain states the decision to approve or decline can take up to two years. Upon approval, premium increases may only occur on an insured’s billing anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete.

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

Refinements of product offerings and related pricing, including use of reduced commission structures and disciplined investment strategies, support our target of achieving appropriate risk-adjusted returns. Sales in the second quarter of 2012 were flat compared to the first quarter of 2012 as we continued our disciplined approach to product pricing and risk management. We expect moderate sales growth during the remainder of 2012.

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

Consumer lending levels remain challenged particularly given concerns regarding the European debt crisis. Unemployment rates in Europe trended upwards slightly during the second quarter of 2012 with regional variation. Additionally, we experienced negative European gross domestic product growth in the first half of 2012.

The profitability of our lifestyle protection insurance business declined during the first half of 2012 as a result of significantly lower premiums driven by lower consumer lending levels. Additionally, losses increased slightly with lower but still favorable claim reserve adjustments while claim payments remained at a consistent level. New claim registrations decreased in the second quarter of 2012 from the first quarter of 2012 but remained consistent with levels in the second quarter of 2011. We could see further increases in losses if claim registrations increase particularly with continued rising unemployment in Europe. Our declining premiums resulted in a loss ratio of 23% for the six months ended June 30, 2012 compared to 15% for the six months ended June 30, 2011. The loss ratio was 24% in the second quarter of 2012 compared to 23% in the first quarter of 2012.

Sales during the first half of 2012 decreased primarily in Southern Europe, most notably in Italy, mainly as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. Additionally, we continued to maintain risk management practices resulting in the exit of certain client relationships. We are pursuing various targeted initiatives to increase sales in existing markets, with focus on distribution expansion, optimizing our product portfolio and selective new client acquisition within our risk profile. However, depending on the severity and length of these conditions, we could experience additional declines in sales and ability to generate targeted growth in new sales.

With our focus on growth in select new markets and enhanced distribution capabilities, we expect these efforts, coupled with sound risk and cost management disciplines, to maintain or improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending.

Wealth Management

Results of our wealth management business are impacted by the demand for asset management products and related support services, investment performance and equity market conditions.

Net flows in the second quarter of 2012 were negative primarily related to prior year relative investment performance. In addition, we have experienced an increased competitive landscape. To partially offset this negative trend, we have introduced product enhancements, more competitive pricing and continued efforts to streamline our operations. Depending upon the direction of equity and fixed-income markets in the future, we could see either positive or negative impacts on sales, net flows and assets under management.

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), for approximately $79 million, plus contingent consideration, to Cetera Financial Group. We recognized an after-tax gain of $15 million related to the sale.

International Mortgage Insurance

Results of our international mortgage insurance business are affected by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates.

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force with an estimated average effective loan-to-value ratio of 58%. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business.

Our participation or entry in other international markets remains selective and disciplined. During the second quarter of 2012, we became a minority shareholder of a newly formed joint venture partnership in India. The joint venture will offer mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture during 2012 is expected to be minimal.

In Canada, during 2011 and the first half of 2012, favorable economic conditions persisted with housing affordability benefiting from low interest rates and income and employment growth. Since September 2010, the Bank of Canada has maintained the overnight rate at 1.0% and we expect this rate to be maintained near this level throughout 2012. The unemployment rate in Canada has gradually decreased during the last two years and this trend continued in the first half of 2012. We expect the unemployment rate to remain near current levels for the remainder of 2012. Additionally, average home prices have remained stable after increasing modestly during the first half of 2011. Average home prices increased slightly during the first half of 2012 and we expect prices to remain stable for the remainder of 2012, as a balanced housing market persists.

In January 2011, the Canadian government announced new mortgage rules that became effective in March and April of 2011. These changes reduced the amount of flow new insurance written in 2011 compared to 2010 levels primarily due to a smaller market, particularly for high loan-to-value refinance transactions, which was partially offset by improved market penetration. In June 2012, the Canadian government announced further changes to the mortgage insurance eligibility rules that became effective in early July 2012. The new rules eliminate high loan-to-value refinancings and impose more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. As a result, we expect new written premiums to decrease in the second half of 2012 and in future periods.

During the first quarter of 2012, flow new insurance written in Canada remained lower than the fourth quarter of 2011 primarily from a decrease in the size of the high loan-to-value market and seasonal factors, which were partially offset by a slight improvement in our market penetration. During the second quarter of 2012, flow new insurance written improved primarily from a seasonably larger mortgage insurance market but remained below levels seen during the second quarter of 2011. We expect our level of flow new insurance written in 2012 to increase modestly from the 2011 levels with the expectation during the second half of 2012 of higher share penetration and seasonality from mortgage closures. As of June 30, 2012, our 2010 and 2011 books of business represent 20% of our insurance in-force while our 2007 and 2008 book years, the two largest in our portfolio, together represent 28% of our insurance in-force. As our 2007 and 2008 book years are largely past their peak earnings period, earned premiums in Canada are expected to decline modestly in 2012 compared to 2011 reflecting earnings from the smaller 2009, 2010 and 2011 books of business.

During 2011, losses in Canada increased from levels experienced during 2010 despite improving overall economic conditions and stable housing markets. While the total number of delinquencies decreased during 2011, and we continued to realize benefits from our loss mitigation activities, overall losses increased as a result of higher severity on older books, particularly from Alberta. In Alberta, the economy and housing market have not fully recovered to pre-recession levels and continue to drive increased severity, although conditions began to improve during the second half of 2011 and the first half of 2012. During the first quarter of 2012, losses were lower compared to the fourth quarter of 2011 and further decreased during the second quarter of 2012 as both the total number of delinquencies and the proportion of new delinquencies, net of cures, from Alberta continued to decline. These improvements were partially offset by increased severity on existing delinquencies. We expect our overall loss levels in Canada to improve moderately through the remainder of 2012, although loss levels may vary quarterly based on seasonal or event-driven fluctuations.

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

In Australia, economic growth slowed during 2011 given the economic impact of pressures from higher interest rates, higher costs of living, higher exchange rates and cautious consumer spending. This was particularly the case in coastal tourism areas of Queensland where these pressures were exacerbated by the flooding in January 2011. During the first half of 2012, Australia experienced modest economic growth with some variation across sectors and regions, and both exchange rates and interest rates decreased. The overall housing market in Australia remained flat during the first quarter of 2012 and declined slightly during the second quarter of 2012 after experiencing some modest home price declines in 2011. On a regional basis, variations were more pronounced, especially in Queensland and Western Australia where average home prices declined 7% and 6%, respectively, in 2011. We expect average national home prices to remain near current levels throughout 2012. After a slight increase during 2011, unemployment levels stabilized during the first half of 2012. We expect a modest increase in the unemployment rate during the remainder of 2012. In the fourth quarter of 2011, the Reserve Bank of Australia lowered the cash rate from 4.75% to 4.25%, in two separate decisions, which had remained unchanged since December 2010. The Reserve Bank of Australia further reduced the cash rate by 75 basis points to 3.50%, in two separate decisions during the second quarter of 2012, as Australian and global economic conditions have been somewhat weaker than expected.

Total mortgage market activity in Australia slowed during 2011 as consumers became more cautious about higher interest rates and global economic uncertainty together with the economic impact of natural disasters. Additionally, some lenders were slow to return to the high loan-to-value market. These factors resulted in a smaller high loan-to-value mortgage originations market. First-time home buyers and refinance transactions increased in late 2011 from improving consumer confidence and stable to declining interest rates in the fourth quarter of 2011. During the first quarter of 2012, flow new insurance written declined modestly from the fourth quarter of 2011, primarily from a smaller mortgage originations market as a result of the expiration of certain first-time home buyer concessions offered by local governments, and seasonal factors. During the second quarter of 2012, flow new insurance written improved to its highest level since the first quarter of 2010 primarily from a stronger mortgage originations market driven by increased refinancing activity, however this trend is not expected to continue. As a result, we expect our level of flow new insurance written in 2012 to be modestly higher than 2011 levels. As of June 30, 2012, our 2010 and 2011 books of business represented 18% of our insurance in-force while our 2007, 2008 and 2009 book years, the three largest in our portfolio, together represented 36% of our insurance in-force. We expect the pressure on our earned premiums, as the large 2007 to 2009 book years mature past their peak earnings period and subsequent smaller books season during 2012, to be largely offset by higher net premiums written based on a higher loan-to-value mix and pricing actions during the second quarter of 2012. Given this and changes in external reinsurance, we anticipate earned premiums during 2012 to remain similar to 2011.

During 2011, losses began to increase following an improvement during 2010. This was mainly driven by higher interest rates, lower retail spending and higher reserves for claims anticipated from the natural disasters in early 2011, particularly the flooding in Queensland. As a result, there was an increase in the number of outstanding delinquencies and reserves as the cumulative impact of the factors noted previously exerted pressure on elements of the portfolio. Overall delinquencies and the delinquency rate peaked during the third quarter of 2011 and have since trended downward, ending the second quarter of 2012 at a level similar to the one experienced at the start of 2011. This improvement was broad based across most regions, including Queensland. During the second half of 2011, we increased the intensity of our efforts to work with lenders to accelerate the processing of older delinquencies through to resolution. The extent of the rate of conversion from later stage delinquency to claim and higher average paid claim amounts during the first quarter of 2012 led to higher losses than previously anticipated. We now expect the higher rate of conversion to claim and average paid claims to continue at least through the remainder of 2012. The higher losses were most pronounced in sub-segments of the Queensland region, whose economy has been pressured, as well as our 2007 and 2008 vintages which have higher concentrations of self-employed borrowers. We strengthened loss reserves by $82 million during the first quarter of 2012 to reflect the adverse change in frequency and severity experience that emerged during that quarter. The reserve strengthening recognized that we expected to see an elevated number of claims paid and higher average claim amounts continue into at least the second quarter of 2012 before beginning to moderate in the second half of 2012. During the second quarter of 2012, as expected, we paid a high number of claims which also had a high average claim amount. Pressures from sub-segments of the Queensland region and our 2007 and 2008 vintages continued to be the primary drivers of losses in the second quarter of 2012 the impact of which was partly offset by lower new delinquencies, net of cures. We expect our overall loss levels in Australia during the remainder of the year to remain similar to levels experienced during the second quarter of 2012.

On April 17, 2012, we announced a new timeframe for completing our planned minority IPO of up to 40% of our Australian mortgage insurance business, which was originally expected to occur during 2012. We are now targeting completion of the IPO in early 2013, subject to market conditions, valuation considerations including business performance in Australia, and regulatory approvals. On April 20, 2012, Moody’s Investors Service (“Moody’s) placed our Australian mortgage insurance business on review for possible downgrade following our announcement regarding an anticipated net operating loss in this business in the first quarter of 2012 as a result of the elevated loss experience and higher claims incidence and severity. Subsequently, Moody’s extended the review period to align it with its review of the overall mortgage insurance industry and, on July 18, 2012 announced that its review of Australian mortgage insurers would not be finalized until Moody’s draft Global Methodology for Rating Mortgage Insurers is finalized, which we expect to be finalized in 2012. See “Risk Factors—A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations” in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed on February 27, 2012.

The overall economic environment in Europe continued to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery and renewed concerns about an economic recession. While regional differences exist, the overall business climate and the economic growth outlook in Europe remain pressured from the combination of persistent high unemployment rates and low business and consumer confidence. As a result, we have seen increasing delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland, contributing to increased loss reserves in our European mortgage insurance business, which we expect to continue through 2012. Specifically in Ireland, which represents less than 1% of our international primary risk in-force, we experienced increasing delinquencies and reserves in the second half of 2011 and during the first half of 2012 driven by prolonged economic and housing market stress, and we expect this to continue during 2012. We are actively working with lenders and have significantly reduced our exposure and new business volumes from certain regions as we seek opportunities to manage and mitigate our risk profile in Europe.

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

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification and other servicing efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. This has resulted in rising foreclosures, more borrowers seeking loan modifications and elevated housing inventories which contributed to the downward pressure on home values. Overall, we believe that home values have reached their lowest levels and expect slow modest growth in these values through the second half of 2012 and into 2013. At the same time, we also expect unemployment and underemployment levels to stabilize at elevated levels and gradually decrease over time though remain elevated for an extended period. Given the trends of new delinquencies, reserves, new insurance written, orginations and mortgage insurance penetration, and assuming no significant deterioration in the U.S. housing market or material global economic downturns, we believe these drivers continue to suggest a return to profitability at some point in 2013.

Over recent periods, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, converged to drive a smaller mortgage origination market. Within the private mortgage insurance market, over recent periods the mortgage insurance penetration rate and overall market size was driven down by growth in Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. We saw the private mortgage insurance penetration rate remain essentially flat in the fourth quarter of 2011 and in the first quarter of 2012. However, given the effects of prior and ongoing FHA risk management actions, the private mortgage insurance penetration rate increased in the second quarter of 2012. This pattern has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Going forward, further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we still believe the industry can expect to regain market share over time. In November 2011, federal legislation was enacted that extended the authority of the FHA to insure loans with initial balances in amounts up to 125% of median area home prices of up to and including $729,750. With this new legislation in place, the FHA now has higher loan limits than do the GSEs in certain metropolitan statistical areas. Accordingly, this could give the FHA a competitive advantage over private mortgage insurance providers. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

Although the overall insured market size is expected to be larger compared to the prior year, our U.S. mortgage insurance market share declined slightly in the second quarter of 2012 driven by the impact of competitor pricing and underwriting guidelines. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact. During the second quarter of 2012, we announced reduced pricing and expanded underwriting guidelines intended to increase our competiveness in the mortgage insurance market. As of June 30, 2012, the Home Affordable Refinance Program (“HARP”) production, which is up substantially over prior quarters, accounted for approximately $2.3 billion of insurance that is treated as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default.

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

Expanded efforts in the mortgage lending market to modify loans and improved performance of our second half of 2008 and the 2009, 2010 and 2011 book years compared with the performance of prior book years, resulted in continued reductions in delinquency levels through the second quarter of 2012. However, loan modification efforts remained challenged and aging of delinquencies continued to increase through 2011 and through the first half of 2012; moreover, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. If employment levels remain pressured, home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, during 2011 and through the first half of 2012, we have seen the level of loan modification actions moderating against the levels we experienced during the fourth quarter of 2010. We also saw evidence of low levels of modification activity outside of government programs and servicers distracted by various regulatory and legal actions. Further reduction of loan modifications would have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements, which occurred during the six months ended June 30, 2012 resulted in a reduction of expected losses of $320 million compared to $252 million during the six months ended June 30, 2011.

Workouts and loan modifications, which related to loans representing 1% of our primary risk in-force as of June 30, 2012, and occurred during the period then ended, resulted in a reduction of expected losses during the six months ended June 30, 2012 of $176 million compared to $195 million during the six months ended June 30, 2011. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. However, such borrower re-defaults currently remain stable and in line with current experience levels. In addition, pre-sales, claims administration and other non-cure workouts that occurred during the six months ended June 30, 2012 resulted in a reduction of expected losses of $129 million compared to $38 million that occurred during the six months ended June 30, 2011.

As a result of investigation activities on certain insured delinquent loans, we found some levels of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the six months ended June 30, 2012 which reduced our expected losses at the time of rescission by $15 million compared to $19 million that occurred during the six months ended June 30, 2011. We expect limited benefit from rescission actions in future periods.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modifications and reviews of loan servicing and claims administration compliance where we expect a majority of our loss mitigation benefits to be achieved going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot give assurance on the extent or level at which such claim curtailments will continue. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to decline as alternative programs have begun to gain momentum. With lower benefits from government-sponsored programs and the limited impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. On February 1, 2012, the Obama Administration announced that it would extend HAMP for one year until December 31, 2013, and expand borrower eligibility by loosening certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP are being increased and, for the first time, will be offered to the GSEs. However, to date, the GSEs are not participating in this program.

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

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the six months ended June 30, 2012, we recorded reinsurance recoveries of $27 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2004 through 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. While we continue to receive cash benefit from these captive arrangements at the time of claim payment, this level of benefit is expected to decline going forward as more captive trusts’ assets are being exhausted at a faster rate. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward.

Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), which is GEMICO’s domestic insurance regulator. As of June 30, 2012 and December 31, 2011, GEMICO’s risk-to-capital ratio was approximately 34.3:1 and 32.9:1, respectively. Over at least the next several quarters, we expect GEMICO’s risk-to-capital ratio to continue to increase. The amount of such increases will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

Effective January 31, 2011, the NCDOI granted GEMICO a revocable two-year waiver of compliance with its risk-to-capital requirement. The waiver, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina during the period covered by the waiver, notwithstanding that GEMICO’s risk-to-capital ratio exceeds 25:1. On July 27, 2012, the NCDOI granted GEMICO an 18-month extension of the two-year revocable waiver of compliance with its risk-to-capital requirement through July 31, 2014. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. Sixteen states (including North Carolina) impose their own risk-to-capital requirements. Of these 16 states, 12 granted revocable waivers (or the equivalent) of their risk-to-capital requirements to allow GEMICO to continue to write new business. In two of these 12 states, such waivers are no longer in effect as we exceeded alternative risk-to-capital limitations contained in these waivers when they were granted to GEMICO. One of these two states, the state of Florida, entered into a voluntary Consent Order with GEMICO on July 9, 2012, whereby GEMICO agreed to the formal suspension of its license to write new business in the state of Florida until such time as GEMICO establishes that it again meets the requirement of the applicable Florida risk-to-capital standards. The Consent Order further provides that if GEMICO does not establish its compliance with Florida’s requirement prior to July 9, 2014, GEMICO’s license will expire necessitating a reapplication before it would be authorized to write new business within the state of Florida. In December 2011, at the time GEMICO exceeded Florida’s risk-to-capital standard, we began writing new insurance in the state of Florida out of Genworth Residential Mortgage Assurance Corporation (“GRMAC”), another one of our U.S. mortgage insurance subsidiaries. Accordingly, we will continue writing new business out of GRMAC in the state of Florida until GEMICO returns to compliance with that state’s risk-to-capital requirements. Even though GEMICO’s risk-to-capital ratio exceeded 25:1, GEMICO remains authorized to write new business in 44 states as of June 30, 2012, pursuant to revocable waivers or the equivalent issued by applicable states where necessary and with the approval of the GSEs.

New insurance written in North Carolina and in the 34 states which do not impose their own risk-to-capital requirements represented approximately 49% and 48%, respectively, of our total new insurance written for the six months ended June 30, 2012 and 2011. New insurance written in the other nine states that have granted revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 35% and 31%, respectively, of total new insurance written for the six months ended June 30, 2012 and 2011.

With the approval of state insurance regulators in the six remaining states where GEMICO is not authorized to write new business and the GSEs, we began writing new business through GRMAC in five of these states while continuing to use Genworth Residential Mortgage Insurance Corporation of North Carolina to write new business in the sixth state. Freddie Mac’s and Fannie Mae’s approvals of this arrangement expire on December 31, 2012.

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

In January 2011, we discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. During 2012, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to mitigate most of these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on capital and earnings. In addition to the use of hedging activities to mitigate impacts related to equity market volatility and interest rate risks, we may pursue reinsurance opportunities to further mitigate volatility in results.

The results of our institutional products are impacted by scheduled maturities, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will largely mitigate this risk.

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business for $276 million. We recognized an after-tax gain on the sale of $36 million in the fourth quarter of 2011. The transaction included the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries.

We expect to manage our runoff products for at least the next ten years. Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

Ratings

On June 27, 2012, Moody’s downgraded the insurance financial strength rating of our U.S. life insurance subsidiaries to “A3” from “A2” with a stable outlook and placed our holding company and U.S. mortgage insurance business on review for downgrade. These actions may adversely impact our business in various ways, including resulting in lower sales, particularly for our life insurance businesses; however, we are currently managing statutory performance through lower sales in these businesses. Moody’s currently rates our senior debt “Baa3,” which is their lowest investment grade rating. Lowering our senior debt rating may adversely impact our ability to raise capital at competitive rates, including issuing debt, and may have other adverse commercial impacts. Our next debt maturity is $600 million in June 2014. According to Moody’s, the following could lead to a confirmation of the holding company’s ratings: 1) de-linkage from the U.S. mortgage insurance business so that a downside scenario would not impact holding company creditors or determination that a downside scenario would have a modest impact on the group; or 2) capital actions that enhance holding company financial flexibility without hurting long-term earnings power of the company. On the other hand, the following could result in a downgrade of the holding company’s ratings: 1) failure to de-link the U.S. mortgage insurance business from holding company creditors or determination that a downside scenario would have more than a modest impact on the group; or 2) failure to take capital actions that enhance holding company financial flexibility without hurting long-term earnings power of the company. While we do not know when Moody’s will complete their review for downgrade, we expect the review to be resolved in 2012.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$1,302	$1,455	$(153)	(11)%
Net investment income	846	881	(35)	(4)%
Net investment gains (losses)	(34)	(40)	6	15%
Insurance and investment product fees and other	409	359	50	14%

Total revenues	2,523	2,655	(132)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,382	1,679	(297)	(18)%
Interest credited	194	204	(10)	(5)%
Acquisition and operating expenses, net of deferrals	502	581	(79)	(14)%
Amortization of deferred acquisition costs and intangibles	148	162	(14)	(9)%
Interest expense	131	134	(3)	(2)%

Total benefits and expenses	2,357	2,760	(403)	(15)%

Income (loss) before income taxes	166	(105)	271	NM (1)
Provision (benefit) for income taxes	57	(5)	62	NM (1)

Net income (loss)	109	(100)	209	NM (1)
Less: net income attributable to noncontrolling interests	33	36	(3)	(8)%

Net income (loss) available to Genworth Financial, Inc’s common stockholders	$76	$(136)	$212	156%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•	Our Runoff segment decreased $82 million driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Protection segment decreased $49 million, including a decrease of $16 million attributable to changes in foreign exchange rates, primarily due to lower premium volume driven by reduced levels of consumer lending and our runoff block of business.

•

Our International Mortgage Insurance segment decreased $12 million, including a decrease of $7 million attributable to changes in foreign exchange rates, as a result of seasoning of our in-force blocks of business in Canada, Australia and Europe and higher ceded reinsurance premiums in Australia, partially offset by an increase in Australia from an actuarial update to premium recognition factors in the current year related to policy cancellation experience.

•

Our U.S. Life Insurance segment decreased $5 million primarily attributable to a decrease in our life insurance business of $33 million related to our term life insurance products from higher ceded reinsurance as a result of a new reinsurance treaty in the current year and from no longer selling these products. Our fixed annuities business decreased $5 million from lower sales of our life-contingent products in the current year. These decreases were partially offset by an increase of $33 million in our long-term care insurance business from growth due to new sales and in-force rate actions.

•

Our U.S. Mortgage Insurance segment decreased $5 million largely related to lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by lower ceded premiums related to our captive arrangements and less policy coverage rescission activity.

Net investment income. Net investment income represents the income earned on our investments. Weighted-average investment yields decreased to 4.9% for the three months ended June 30, 2012 from 5.1% for the three months ended June 30, 2011. The weighted-average investment yields decreased primarily as a result of lower reinvestment yields and $12 million of lower bond calls and prepayments in the current year, partially offset by higher average invested assets in longer duration products. Net investment income for the three months ended June 30, 2012 also included $3 million of higher gains related to limited partnerships accounted for under the equity method and lower income attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in the current year.

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

•

We recorded $39 million of net other-than-temporary impairments during the three months ended June 30, 2012 as compared to $26 million during the three months ended June 30, 2011. Of total impairments for the three months ended June 30, 2012 and 2011, $23 million and $17 million, respectively, related to structured securities, including $14 million and $9 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities were $15 million during the three months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. During the three months ended June 30, 2012 and 2011, we recorded $1 million and $2 million, respectively, of impairments related to limited partnership investments. During the three months ended June 30, 2011, we also recorded $4 million of impairments related to commercial mortgage loans and $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $28 million during the three months ended June 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with guaranteed minimum withdrawal benefit (“GMWB”) riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperformance as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses associated with widening of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These losses were partially offset by gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk. Additionally, there were gains associated with our reinsurance embedded derivatives as a result of decreases in long-term interest rates that increased the value of assets held by the reinsurer. Net investment losses related to derivatives of $15 million during the three months ended June 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWBs. The GMWB losses were primarily due to the policyholder funds underperforming the benchmark indices used for hedging as a result of market volatility. Additionally, there were losses from derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk.

•

Net gains related to the sale of available-for-sale securities were $2 million during the three months ended June 30, 2012 compared to net losses of $9 million during the three months ended June 30, 2011. We also recorded $18 million of higher net gains related to trading securities during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

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

•

Our U.S. Life Insurance segment increased $20 million mainly driven by our life insurance business related to growth of our term universal and universal life insurance products. The prior year included a gain of $17 million from the repurchase of notes secured by our non-recourse funding obligations that did not recur.

•	Our U.S. Mortgage Insurance segment increased $19 million largely from a gain related to the termination of an external reinsurance arrangement in the current year.

•	Corporate and Other activities increased $18 million primarily attributable to higher income related to our reverse mortgage business.

•

Our Wealth Management segment increased $8 million primarily attributable to a $38 million gain recognized on the sale of our tax and accounting financial advisor unit in the current year. This was partially offset by lower fees due to the sale and negative net flows in the current year.

•	Our Runoff segment decreased $6 million mainly associated with lower average account values of our variable annuity products in the current year.

•	Our International Mortgage Insurance segment decreased $5 million mainly attributable to currency transactions related to a foreign branch in the prior year.

•

Our International Protection segment decreased $4 million mainly attributable to lower third-party administration fees in the current year and non-functional currency transactions as a result of changes in foreign exchange rates.

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

•

Our U.S. Mortgage Insurance segment decreased $352 million mainly from a prior year reserve strengthening of $299 million that did not recur and from lower new delinquencies in the current year. Net paid claims increased principally related to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements in the current year.

•

Our Runoff segment decreased $55 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011, partially offset by an increase in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to unfavorable equity market impacts in the current year.

•

Our U.S. Life Insurance segment increased $96 million primarily attributable to a $71 million increase in our long-term care insurance business from the aging and growth of our in-force block and higher claims and lower termination rates on older issued policies. Also included in the increase was a reclassification of loss adjustment expenses of $10 million from acquisition and operating expenses, net of deferrals, in the current year. Our life insurance business increased $27 million principally related to growth of our term universal and universal life insurance products, unfavorable mortality in our term and term universal life insurance products compared to the prior year and an unfavorable adjustment in our whole life insurance products from an actuarial system conversion. These increases were partially offset by higher ceded reinsurance in the current year and from our term and whole life insurance products as we no longer sell these products. Our fixed annuities business decreased $2 million largely attributable to lower sales of our life-contingent products in the current year, partially offset by unfavorable mortality.

•

Our International Mortgage Insurance segment increased $8 million, including a decrease of $3 million attributable to changes in foreign exchange rates. Australia increased $6 million primarily from a higher average reserve per delinquency in the current year driven by higher frequency and severity assumptions. Claims paid also increased in the current year as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies in the current year. Other Countries increased $5 million primarily from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland and Italy, partially offset by benefits from ongoing loss mitigation activities. In Canada, losses decreased $3 million primarily driven by lower new delinquencies and paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. This decrease was partially offset by a higher average reserve per delinquency in the current year.

•

Our International Protection segment increased $6 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily driven by lower favorable claim reserve adjustments in the current year. In addition, we reclassified loss adjustment expenses of $3 million from acquisition and operating expenses, net of deferrals, in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. The decrease was predominately related to a decrease of $10 million in our U.S. Life Insurance segment primarily attributable to a decrease of $6 million in our fixed annuities business from lower crediting rates in the current year and a decrease of $4 million in our life insurance business related to the timing of reinsurance activity in the prior year.

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

•

Our International Protection segment decreased $30 million, including a decrease of $10 million attributable to changes in foreign exchange rates, as a result of lower paid commissions from a decline in new business, lower profit commissions driven by higher claims and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $3 million to benefits and other changes in policy reserves in the current year.

•	Our Wealth Management segment decreased $28 million from lower commission expenses due to the sale of our tax and accounting financial advisor unit and negative net flows in the current year.

•	Our Runoff segment decreased $16 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our U.S. Life Insurance segment decreased $14 million primarily attributable to a $9 million decrease in our long-term care insurance business from a reclassification of loss adjustment expenses of $10 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block. Our life insurance business decreased $5 million primarily from lower expenses related to our term life insurance products as we no longer sell these products.

•	Our U.S. Mortgage Insurance segment decreased $8 million related to lower operating expenses as a result of a cost–saving initiative in 2011.

•	Corporate and Other activities increased $19 million as a result of our reverse mortgage business primarily related to broker commissions on loans.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our International Protection segment decreased $15 million, including a decrease of $3 million attributable to changes in foreign exchange rates, mainly as a result of lower premium volume in the current year.

•

Our Runoff segment decreased $3 million largely related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011, partially offset by an increase in our variable annuity products from unfavorable equity market impacts in the current year.

•	Our U.S. Life Insurance segment increased $5 million principally from an increase in our long-term care insurance business primarily related to growth of our in-force block.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Corporate and Other activities decreased $2 million primarily attributable to the maturity of senior notes in June 2011, partially offset by the debt issuance in March 2012.

•

Our International Protection segment decreased $2 million, including a decrease of $1 million attributable to changes in foreign exchange rates, mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year.

•

Our U.S. Life Insurance segment decreased $1 million primarily related to our life insurance business as a decrease from the repurchase and repayment of non-recourse funding obligations was largely offset by higher letter of credit fees in the current year.

•	Our International Mortgage Insurance segment increased $2 million mainly from the issuance of debt by our wholly-owned Australian mortgage insurance subsidiary in June 2011.

Provision (benefit) for income taxes. The effective tax rate increased to 34.3% for the three months ended June 30, 2012 from 4.8% for the three months ended June 30, 2011. This increase in the effective tax rate was primarily attributable to lower levels of taxed foreign income, tax favored investments and the sale of our tax and accounting financial advisor unit, GFIS, in the current year, partially offset by higher taxes in the prior year pursuant to a Canadian legislative change. The three months ended June 30, 2012 included a decrease of $2 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net loss available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to significantly lower losses in our U.S. Mortgage Insurance segment in the current year as a result of a reserve strengthening in the prior year that did not recur. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2012 was a decrease of $1 million, net of taxes, attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$2,409	$2,892	$(483)	(17)%
Net investment income	1,678	1,711	(33)	(2)%
Net investment gains (losses)	1	(68)	69	101%
Insurance and investment product fees and other	861	688	173	25%

Total revenues	4,949	5,223	(274)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,614	3,092	(478)	(15)%
Interest credited	389	405	(16)	(4)%
Acquisition and operating expenses, net of deferrals	1,032	1,144	(112)	(10)%
Amortization of deferred acquisition costs and intangibles	420	313	107	34%
Interest expense	226	261	(35)	(13)%

Total benefits and expenses	4,681	5,215	(534)	(10)%

Income before income taxes	268	8	260	NM (1)
Provision for income taxes	79	15	64	NM (1)

Net income (loss)	189	(7)	196	NM (1)
Less: net income attributable to noncontrolling interests	66	70	(4)	(6)%

Net income (loss) available to Genworth Financial, Inc’s common stockholders	$123	$(77)	$200	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our U.S. Life Insurance segment decreased $195 million primarily as a result of a decrease of $266 million in our life insurance business related to our term life insurance products from higher ceded reinsurance on certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year and from no longer selling these products. This decrease was partially offset by an increase of $63 million in our long-term care insurance business due to growth of our in-force block from new sales and in-force rate actions. Our fixed annuities business increased $8 million from higher sales of our life-contingent products in the current year.

•	Our Runoff segment decreased $166 million driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Protection segment decreased $85 million, including a decrease of $20 million attributable to changes in foreign exchange rates, primarily due to lower premium volume driven by reduced levels of consumer lending and our runoff block of business. The first quarter of 2012 also included an unfavorable adjustment of $4 million related to a German premium tax.

•

Our International Mortgage Insurance segment decreased $27 million, including a decrease of $6 million attributable to changes in foreign exchange rates. Premiums decreased as a result of seasoning of our in-force blocks of business in Canada, Australia and Europe and higher ceded reinsurance premiums in Australia, partially offset by an increase in Australia from an actuarial update to premium recognition factors in the current year related to policy cancellation experience.

•

Our U.S. Mortgage Insurance segment decreased $10 million largely related to lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by lower ceded reinsurance premiums related to our captive arrangements, the benefit of previously implemented rate increases and less policy coverage rescission activity.

Net investment income. Net investment income represents the income earned on our investments. Weighted-average investment yields were 4.8% and 5.0% for the six months ended June 30, 2012 and 2011, respectively. The weighted-average investment yields decreased primarily as a result of lower reinvestment yields and $15 million of lower bond calls and prepayments in the current year, partially offset by higher average invested assets in longer duration products. Net investment income for the six months ended June 30, 2012 included $9 million of higher gains related to limited partnerships accounted for under the equity method and lower income attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $56 million of net other-than-temporary impairments during the six months ended June 30, 2012 as compared to $62 million for the six months ended June 30, 2011. Of total impairments for the six months ended June 30, 2012 and 2011, $38 million related to structured securities in both periods, including $22 million and $24 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities were $15 million during the six months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million during the six months ended June 30, 2011. During the six months ended June 30, 2012 and June 30, 2011, we recorded $2 million and $5 million, respectively, of impairments related to commercial mortgage loans and $1 million and $2 million, respectively, of impairments related to limited partnership investments. During the six months ended June 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $2 million during the six months ended June 30, 2012 were primarily associated with foreign currency risk and embedded derivatives related to variable annuity products with GMWB riders. The GMWB losses were primarily due to the policyholder funds underperformance as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. In addition, there were gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk. Net investment losses related to derivatives of $25 million during the six months ended June 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWBs. The GMWB losses were primarily due to the policyholder funds underperforming the benchmark indices used for hedging as a result of market volatility. Additionally, there were losses from derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

Net gains related to the sale of available-for-sale securities were $19 million during the six months ended June 30, 2012 compared to net losses of $11 million during the six months ended June 30, 2011. We recorded $18 million of lower gains related to trading securities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We recorded $25 million of higher net gains related to securitization entities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily related to higher gains on trading securities and derivatives. We also recorded a $5 million decrease in the allowance related to commercial mortgage loans and a $2 million contingent consideration adjustment during the six months ended June 30, 2012 mainly related to the purchase of Altegris Capital, LLC. (“Altegris”) in 2010.

Insurance and investment product fees and other

•

Our U.S. Life Insurance segment increased $137 million mainly driven by our life insurance business related to $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to a life block sale transaction in the current year compared to a $17 million gain in the prior year and growth of our term universal and universal life insurance products. These increases were partially offset by an unfavorable valuation adjustment in the current year.

•	Corporate and Other activities increased $32 million primarily attributable to higher income related to our reverse mortgage business.

•	Our U.S. Mortgage Insurance segment increased $20 million from a gain related to the termination of an external reinsurance arrangement in the current year.

•

Our Wealth Management segment increased $10 million primarily attributable to a $38 million gain recognized on the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and favorable market performance during the first quarter of 2012. These increases were partially offset by lower fees due to the sale and negative net flows in the current year.

•	Our Runoff segment decreased $13 million mainly associated with lower average account values of our variable annuity products in the current year.

•

Our International Protection segment decreased $7 million attributable to lower third-party administration fees in the current year and non-functional currency transactions as a result of changes in foreign exchange rates.

•	Our International Mortgage Insurance segment decreased $6 million primarily related to currency transactions related to a foreign branch in the prior year.

Benefits and other changes in policy reserves

•

Our U.S. Mortgage Insurance segment decreased $434 million from a prior year reserve strengthening of $299 million that did not recur and from lower new delinquencies in the current year. Net paid claims increased principally related to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements in the current year, coupled with a lender portfolio settlement in the current year.

•	Our Runoff segment decreased $132 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our U.S. Life Insurance segment decreased $33 million primarily attributable to a decrease of $170 million in our life insurance business principally related to our term life insurance products from higher ceded reinsurance in the current year. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block sale transaction. This decrease was partially offset by growth in our term universal and universal life insurance products and unfavorable mortality in our term universal life insurance product compared to the prior year. Our long-term care insurance business increased $129 million from the aging and growth of our in-force block and higher claims and lower termination rates on older issued policies. Also included in the increase in the current year was a reclassification of loss adjustment expenses of $21 million from acquisition and operating expenses, net of deferrals, and an $11 million increase in reserves associated with a methodology change related to pending claims. These increases were partially offset by a favorable actuarial adjustment of $16 million in the current year related to a multi-stage system conversion. Our fixed annuities business increased $8 million largely attributable to higher sales of our life-contingent products and unfavorable mortality in the current year.

•

Our International Mortgage Insurance segment increased $106 million, including an increase of $3 million attributable to changes in foreign exchange rates. Australia increased $102 million driven by a reserve strengthening of $82 million in the first quarter of 2012 due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. Claims paid also increased in the current year as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies in the current year. Other Countries increased $11 million primarily from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland and Italy, partially offset by benefits from ongoing loss mitigation activities. In Canada, losses decreased $7 million primarily driven by lower new delinquencies and paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. These decreases were partially offset by a higher average reserve per delinquency in the current year.

•

Our International Protection segment increased $15 million, including a decrease of $5 million attributable to changes in foreign exchange rates, primarily driven by lower favorable claim reserve adjustments in the current year. In addition, we reclassified loss adjustment expenses of $6 million from acquisition and operating expenses, net of deferrals, in the current year.

Interest credited. The decrease was predominately related to a decrease of $14 million in our U.S. Life Insurance segment primarily attributable to lower crediting rates on our fixed annuities.

Acquisition and operating expenses, net of deferrals

•

Our International Protection segment decreased $55 million, including a decrease of $13 million attributable to changes in foreign exchange rates, as a result of lower paid commissions from a decline in new business, lower profit commissions driven by higher claims and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $6 million to benefits and other changes in policy reserves in the current year.

•

Our Runoff segment decreased $43 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from a $9 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur.

•

Our Wealth Management segment decreased $28 million primarily attributable lower commission expenses from the sale of our tax and accounting financial advisor unit and negative net flows in the current year.

•

Our U.S. Life Insurance segment decreased $17 million primarily attributable to a $15 million decrease in our long-term care insurance business from a reclassification of loss adjustment expenses of $21 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block. Our fixed annuities business decreased $6 million primarily related to a favorable adjustment of $4 million associated with guarantee funds in the current year compared to a $4 million accrual related to guarantee funds in the prior year. Partially offsetting these decreases was an increase in our life insurance business of $4 million from a $13 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur and from growth of our term universal life insurance product. These increases were partially offset by lower expenses related to our term life insurance products as we no longer sell these products.

•	Our U.S. Mortgage Insurance segment decreased $13 million related to lower operating expenses as a result of a cost–saving initiative in 2011.

•

Corporate and Other activities increased $47 million as a result of an increase of $32 million associated with our reverse mortgage business primarily related to broker commissions on loans. The increase was also attributable to higher unallocated expenses to our operating segments in the current year and lower overall expenses in the prior year.

Amortization of deferred acquisition costs and intangibles

•

Our U.S. Life Insurance segment increased $152 million principally from an increase in our life insurance business of $140 million largely related to our term life insurance products from higher ceded reinsurance as we wrote off $142 million of deferred acquisition costs associated with certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year. Higher amortization of deferred acquisition costs was also attributable to our term universal and universal life insurance products due to growth, partially offset by lower amortization due to lower lapses in our term life insurance products. Lower amortization of present value of future profits in the current year was primarily attributable to unfavorable mortality in an older block of policies in our universal life insurance products and from lower lapses in our term life insurance products. Our long-term care insurance business increased $7 million primarily from growth of our in-force block. Our fixed annuities business increased $5 million primarily from higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by lower surrenders in the current year.

•

Our Runoff segment decreased $23 million largely related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from our variable annuity products from favorable equity market impacts in the first quarter of 2012 and a $5 million favorable unlocking driven by lower surrenders in the current year.

•

Our International Protection segment decreased $20 million, including a decrease of $3 million attributable to changes in foreign exchange rates, mainly as a result of lower premium volume in the current year.

Interest expense

•

Corporate and Other activities decreased $22 million primarily attributable to a favorable adjustment of $20 million in the current year related to the Tax Matters Agreement with our former parent company and the maturity of senior notes in June 2011, partially offset by the debt issuances in March 2012 and 2011.

•

Our U.S. Life Insurance segment decreased $15 million related to our life insurance business primarily from a favorable adjustment of $20 million in the current year related to the Tax Matters Agreement with our former parent company and from the repurchase and repayment of non-recourse funding obligations in the current year. This decrease was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block sale transaction and higher letter of credit fees in the current year.

•

Our International Protection segment decreased $4 million, including a decrease of $1 million attributable to changes in foreign exchange rates, due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year.

•	Our International Mortgage Insurance segment increased $6 million from the issuance of debt by our wholly-owned Australian mortgage insurance subsidiary in June 2011.

Provision for income taxes. The effective tax rate decreased to 29.5% for the six months ended June 30, 2012 from 187.5% for the six months ended June 30, 2011. This decrease in the effective tax rate was primarily attributable to higher taxes in the prior year pursuant to a Canadian legislative change, partially offset by lower levels of taxed foreign income, tax favored investments and the sale of our tax and accounting financial advisor unit, GFIS, in the current year. The six months ended June 30, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net loss available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to significantly lower losses in our U.S. Mortgage Insurance segment in the current year as a result of a reserve strengthening in the prior year that did not recur and an increase in our variable annuities from favorable equity market performance in the current year. These increases were partially offset by a $41 million net loss related to a life block sale transaction completed by our life insurance business and a reserve strengthening in our Australian mortgage insurance business in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2012 was a decrease of $5 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We had net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2012 of $80 million compared to a net operating loss available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2011 of $113 million. We had net operating income available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2012 of $111 million compared to a net operating loss available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2011 of $38 million. We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding net income attributable to noncontrolling interests, after-tax net investment gains (losses) and other adjustments and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual non-operating items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than a $15 million gain related to the sale of our tax and accounting financial advisor unit in the second quarter of 2012.

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

The following table includes a reconciliation of net income (loss) to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Net income (loss)	$109	$(100)	$189	$(7)
Less: net income attributable to noncontrolling interests	33	36	66	70

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	76	(136)	123	(77)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	19	23	3	39
Gain on sale of business, net of taxes	(15)	—	(15)	—

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$80	$(113)	$111	$(38)

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2012	2011	2012	2011
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.16	$(0.28)	$0.25	$(0.16)

Diluted	$0.16	$(0.28)	$0.25	$(0.16)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.16	$(0.23)	$0.23	$(0.08)

Diluted	$0.16	$(0.23)	$0.22	$(0.08)

Weighted-average common shares outstanding:
Basic	491.5	490.6	491.4	490.4

Diluted (1)	493.9	490.6	494.8	490.4

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

Insurance and Wealth Management Division

Division results of operations

The following table sets forth the results of operations relating to our Insurance and Wealth Management Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
U.S. Life Insurance segment:
Life insurance	$30	$57	$(27)	(47)%	$36	$99	$(63)	(64)%
Long-term care insurance	14	18	(4)	(22)%	49	54	(5)	(9)%
Fixed annuities	20	25	(5)	(20)%	43	39	4	10%

U.S. Life Insurance segment	64	100	(36)	(36)%	128	192	(64)	(33)%

International Protection segment	3	25	(22)	(88)%	8	50	(42)	(84)%

Wealth Management segment	12	13	(1)	(8)%	24	23	1	4%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	79	138	(59)	(43)%	160	265	(105)	(40)%
Adjustments to net operating income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(11)	(19)	8	42%	(16)	(29)	13	45%
Gain on sale of business, net of taxes	15	—	15	NM (1)	15	—	15	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$83	$119	$(36)	(30)%	$159	$236	$(77)	(33)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$733	$738	$(5)	(1)%
Net investment income	651	648	3	—%
Net investment gains (losses)	(21)	(33)	12	36%
Insurance and investment product fees and other	192	172	20	12%

Total revenues	1,555	1,525	30	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,038	942	96	10%
Interest credited	160	170	(10)	(6)%
Acquisition and operating expenses, net of deferrals	169	183	(14)	(8)%
Amortization of deferred acquisition costs and intangibles	82	77	5	6%
Interest expense	24	25	(1)	(4)%

Total benefits and expenses	1,473	1,397	76	5%

Income before income taxes	82	128	(46)	(36)%
Provision for income taxes	29	47	(18)	(38)%

Net income available to Genworth Financial, Inc’s common stockholders	53	81	(28)	(35)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	11	19	(8)	(42)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$64	$100	$(36)	(36)%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$30	$57	$(27)	(47)%
Long-term care insurance	14	18	(4)	(22)%
Fixed annuities	20	25	(5)	(20)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$64	$100	$(36)	(36)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $27 million principally from an $11 million gain on the repurchase of notes secured by our non-recourse funding obligations in the prior year that did not recur, lower investment income and unfavorable mortality in our term and term universal life insurance products. These decreases were partially offset by growth of our term universal life insurance product.

•

Our long-term care insurance business decreased $4 million primarily from higher claims and lower claim termination rates in older issued policies, partially offset by premium growth of newer issued policies and in-force rate actions.

•	Our fixed annuities business decreased $5 million primarily related to lower investment income and unfavorable mortality in the current year, partially offset by lower interest credited.

Revenues

Premiums

•

Our life insurance business decreased $33 million primarily related to our term life insurance products from higher ceded reinsurance as a result of a new reinsurance treaty in the current year and from no longer selling these products.

•	Our long-term care insurance business increased $33 million mainly attributable to growth of our in-force block from new sales and in-force rate actions.

•	Our fixed annuities business decreased $5 million primarily driven by lower sales of our life-contingent products in the current year.

Net investment income

•

Our life insurance business decreased $11 million primarily from lower gains of $4 million from limited partnerships accounted for under the equity method, $4 million in lower bond calls and prepayments in the current year and from a decrease in average invested assets.

•

Our long-term care insurance business increased $26 million largely from an increase in average invested assets due to growth of our in-force block. Net investment income also included higher gains of $5 million from limited partnerships accounted for under the equity method in the current year.

•

Our fixed annuities business decreased $12 million primarily attributable to lower bond calls and prepayments of $6 million and lower reinvestment yields, partially offset by higher gains of $2 million from limited partnerships accounted for under the equity method in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $6 million primarily driven by lower net losses from the sale of investment securities related to portfolio repositioning in the current year, partially offset by higher impairments in the current year.

•

In the current year, net gains from the sale of investment securities in our long-term care insurance business were offset by impairments and derivative losses. Net investment losses of $8 million in the prior year were mainly from impairments.

•

Net investment losses in our fixed annuities business increased $2 million primarily from derivative losses and higher impairments in the current year, partially offset by net gains from the sale of investment securities in the current year compared to net losses in the prior year.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business predominately from growth of our term universal and universal life insurance products. The prior year included a gain of $17 million from the repurchase of notes secured by our non-recourse funding obligations that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $27 million principally related to growth of our term universal and universal life insurance products, unfavorable mortality in our term and term universal life insurance products compared to the prior year and a $5 million unfavorable adjustment in our whole life insurance products from an actuarial system conversion in the current year. These increases were partially offset by higher ceded reinsurance in the current year and by our term and whole life insurance products as we no longer sell these products.

•

Our long-term care insurance business increased $71 million primarily from the aging and growth of our in-force block and higher claims and lower claim termination rates on older issued policies. Also included in the increase was a reclassification of loss adjustment expenses of $10 million from acquisition and operating expenses, net of deferrals, in the current year.

•	Our fixed annuities business decreased $2 million largely attributable to lower sales of our life-contingent products in the current year, partially offset by unfavorable mortality.

Interest credited

•	Our life insurance business decreased $4 million primarily related to the timing of reinsurance activity in the prior year.

•	Our fixed annuities business decreased $6 million largely related to lower crediting rates in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $5 million primarily from lower expenses related to our term life insurance products as we no longer sell these products.

•

Our long-term care insurance business decreased $9 million primarily as a result of a reclassification of loss adjustment expenses of $10 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $1 million as higher amortization of deferred acquisition costs driven by favorable mortality in our universal life insurance products was mostly offset by lower amortization of present value of future profits in our universal life insurance products primarily from unfavorable mortality in an older block of policies and in our term life insurance products from lower lapses.

•	Our long-term care insurance business increased $5 million primarily related to growth of our in-force block.

Interest expense. Interest expense decreased mainly related to our life insurance business as a decrease from the repurchase and repayment of non-recourse funding obligations was offset by higher letter of credit fees in the current year.

Provision for income taxes. The effective tax rate decreased to 35.4% for the three months ended June 30, 2012 from 36.7% for the three months ended June 30, 2011. The decrease in the effective tax rate is primarily attributable to state income taxes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$1,276	$1,471	$(195)	(13)%
Net investment income	1,289	1,269	20	2%
Net investment gains (losses)	(23)	(54)	31	57%
Insurance and investment product fees and other	455	318	137	43%

Total revenues	2,997	3,004	(7)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	1,824	1,857	(33)	(2)%
Interest credited	322	336	(14)	(4)%
Acquisition and operating expenses, net of deferrals	338	355	(17)	(5)%
Amortization of deferred acquisition costs and intangibles	305	153	152	99%
Interest expense	36	51	(15)	(29)%

Total benefits and expenses	2,825	2,752	73	3%

Income before income taxes	172	252	(80)	(32)%
Provision for income taxes	61	91	(30)	(33)%

Net income available to Genworth Financial, Inc’s common stockholders	111	161	(50)	(31)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	17	31	(14)	(45)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$128	$192	$(64)	(33)%

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$36	$99	$(63)	(64)%
Long-term care insurance	49	54	(5)	(9)%
Fixed annuities	43	39	4	10%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$128	$192	$(64)	(33)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $63 million principally from a $41 million net loss related to a life block sale transaction in the current year that included a loss related to a third-party reinsurance treaty and gains associated with the repurchase of non-recourse funding obligations. The decrease was also attributable to an $11 million gain related to the repurchase of notes secured by our non-recourse funding obligations in the prior year, lower investment income in the current year and an $8 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur. These decreases were partially offset by a $13 million favorable adjustment related to the Tax Matters Agreement with our former parent company in the current year and growth of our term universal life insurance product.

•

Our long-term care insurance business decreased $5 million primarily from higher claims and lower claim termination rates in older issued policies, partially offset by the premium growth of newer issued policies, in-force rate actions and an unfavorable adjustment of $4 million related to the accounting for interest rate swaps in the prior year that did not recur.

•

Our fixed annuities business increased $4 million primarily related to a $3 million favorable adjustment associated with guarantee funds in the current year compared to a $3 million accrual related to guarantee funds in the prior year. The increase was also attributable to lower interest credited. These increases were partially offset by lower investment income and unfavorable mortality in the current year.

Revenues

Premiums

•

Our life insurance business decreased $266 million primarily related to our term life insurance products from higher ceded reinsurance on certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year and from no longer selling these products.

•	Our long-term care insurance business increased $63 million mainly attributable to growth of our in-force block from new sales and in-force rate actions.

•	Our fixed annuities business increased $8 million primarily driven by higher sales of our life-contingent products in the current year.

Net investment income

•

Our life insurance business decreased $12 million primarily from lower bond calls and prepayments of $5 million and lower gains of $4 million from limited partnerships accounted for under the equity method in the current year and from a decrease in average invested assets.

•

Our long-term care insurance business increased $52 million largely from an increase in average invested assets due to growth of our in-force block. Net investment income also included higher gains of $7 million from limited partnerships accounted for under the equity method in the current year. Included in the prior year was an unfavorable adjustment of $6 million related to the accounting for interest rate swaps that did not recur.

•

Our fixed annuities business decreased $20 million primarily attributable to lower bond calls and prepayments of $7 million and lower reinvestment yields, partially offset by higher gains of $7 million from limited partnerships accounted for under the equity method in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our long-term care insurance business decreased $14 million predominately from higher derivative gains in the current year and net losses from the sale of investment securities in the prior year compared to no gains or losses in the current year. These decreases were partially offset by higher impairments in the current year.

•

Net investment losses in our fixed annuities business decreased $16 million primarily from higher derivative gains, lower net losses from the sale of investment securities and lower impairments in the current year.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business from $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to a life block sale transaction in the current year compared to a $17 million gain in the prior year and growth of our term universal and universal life insurance products. These increases were partially offset by an unfavorable valuation adjustment in the current year.
Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $170 million principally related to higher ceded reinsurance in the current year. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block sale transaction. This decrease was partially offset by growth in our term universal and universal life insurance products and unfavorable mortality in our term universal life insurance product compared to the prior year.

•

Our long-term care insurance business increased $129 million primarily from the aging and growth of our in-force block and higher claims and lower claim termination rates on older issued policies. Also included in the increase was a reclassification of loss adjustment expenses of $21 million from acquisition and operating expenses, net of deferrals, and an $11 million increase in reserves associated with a methodology change related to pending claims in the current year. These increases were partially offset by a favorable actuarial adjustment of $16 million in the current year related to a multi-stage system conversion.

•	Our fixed annuities business increased $8 million largely attributable to higher sales of our life-contingent products and unfavorable mortality in the current year.

Interest credited. The decrease is primarily related to our fixed annuities business mainly from lower crediting rates in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business increased $4 million primarily related to a $13 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur and from growth of our term universal life insurance product. These increases were partially offset by lower expenses related to our term life insurance products as we no longer sell these products.

•

Our long-term care insurance business decreased $15 million primarily as a result of a reclassification of loss adjustment expenses of $21 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block.

•

Our fixed annuities business decreased $6 million primarily driven by a favorable adjustment of $4 million associated with guarantee funds in the current year compared to a $4 million accrual related to guarantee funds in the prior year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $140 million principally related to higher ceded reinsurance as we wrote off $142 million of deferred acquisition costs associated with certain term life insurance policies under a new reinsurance treaty as part of a life block sale transaction in the current year. Higher amortization of deferred acquisition costs in the current year was also attributable to our term universal and universal life insurance products due to growth, partially offset by lower amortization from lower lapses in our term life insurance products. Lower amortization of present value of future profits in the current year was primarily attributable to unfavorable mortality in an older block of policies in our universal life insurance products and from lower lapses in our term life insurance products.

•	Our long-term care insurance business increased $7 million primarily from growth of our in-force block.

•

Our fixed annuities business increased $5 million primarily due to higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by lower surrenders in the current year.

Interest expense. Interest expense decreased primarily related to our life insurance business mostly from a $20 million favorable adjustment related to the Tax Matters Agreement with our former parent company and from the repurchase and repayment of non-recourse funding obligations in the current year. These decreases were partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block sale transaction and higher letter of credit fees in the current year.

Provision for income taxes. The effective tax rate decreased to 35.5% for the six months ended June 30, 2012 from 36.1% for the six months ended June 30, 2011. The decrease in the effective tax rate was primarily attributable to state income taxes.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Term and whole life insurance (1)
Net earned premiums	$189	$222	$(33)	(15)%	$178	$444	$(266)	(60)%
Term universal life insurance
Net deposits	$73	$45	$28	62%	$137	$80	$57	71%
Sales (2)	32	35	(3)	(9)%	63	65	(2)	(3)%
Universal life insurance (1)
Net deposits	$183	$153	$30	20%	$357	$311	$46	15%
Sales: (2)
Universal life insurance	19	13	6	46%	35	28	7	25%
Linked-benefits	3	3	—	—%	6	5	1	20%
Total life insurance
Net earned premiums and deposits	$445	$420	$25	6%	$672	$835	$(163)	(20)%
Sales: (2)
Term universal life insurance	32	35	(3)	(9)%	63	65	(2)	(3)%
Universal life insurance	19	13	6	46%	35	28	7	25%
Linked-benefits	3	3	—	—%	6	5	1	20%

(1)	The prior period amounts have been re-presented to report whole life insurance with term life insurance. Amounts for whole life insurance were previously reported with universal life insurance.
(2)

In the first quarter of 2012, we changed our definition of sales related to our life insurance business. For term universal and universal life insurance, sales represent annualized first-year deposits plus 5% of excess deposits. For linked-benefits products, sales represent 10% of premium deposits. The prior period amounts have been re-presented to conform to the new definition.

	As of June 30,		Percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Term and whole life insurance (1)
Life insurance in-force, net of reinsurance	$387,333	$449,806	(14)%
Life insurance in-force before reinsurance	554,019	583,007	(5)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$119,687	$73,569	63%
Life insurance in-force before reinsurance	127,640	74,107	72%
Universal life insurance (1)
Life insurance in-force, net of reinsurance	$43,232	$41,737	4%
Life insurance in-force before reinsurance	50,083	47,990	4%
Total life insurance
Life insurance in-force, net of reinsurance	$550,252	$565,112	(3)%
Life insurance in-force before reinsurance	731,742	705,104	4%

(1)	The prior period amounts have been re-presented to report whole life insurance with term life insurance. Amounts for whole life insurance were previously reported with universal life insurance.

Term and whole life insurance

Net earned premiums and our in-force block decreased mainly related to higher ceded reinsurance on certain term life insurance policies in the current year and from no longer selling these products.

Term universal life insurance

Net deposits and our in-force block have increased due to continued growth of this product. Sales decreased as we suspended sales of our 15 year and 30 year products in April 2012 and June 2012, respectively.

Universal life insurance

Net deposits and our in-force block have increased primarily attributable to growth of our universal life insurance products. Sales have increased from the introduction of new products in the prior year.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net earned premiums:
Individual long-term care insurance	$512	$482	$30	6%	$1,016	$959	$57	6%
Group long-term care insurance	17	14	3	21%	34	28	6	21%

Total	$529	$496	$33	7%	$1,050	$987	$63	6%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$53	$50	$3	6%	$98	$96	$2	2%
Group long-term care insurance	7	2	5	NM (1)	10	4	6	150%

Total	$60	$52	$8	15%	$108	$100	$8	8%

Loss ratio	74%	70%	4%		70%	68%	2%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased mainly attributable to growth of our in-force block from new sales and in-force rate actions.

The loss ratio increased primarily from lower new claim termination rates, higher new claim severity and modestly higher new claim counts in the current year, partially offset by favorable performance of newer issued policies and in-force rate actions.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Single premium deferred annuities
Account value, beginning of period	$10,849	$10,660	$10,831	$10,819
Deposits	286	275	550	395
Surrenders, benefits and product charges	(314)	(441)	(644)	(809)

Net flows	(28)	(166)	(94)	(414)
Interest credited	83	88	167	177

Account value, end of period	$10,904	$10,582	$10,904	$10,582

Single premium immediate annuities
Account value, beginning of period	$6,404	$6,411	$6,433	$6,528
Premiums and deposits	81	85	187	170
Surrenders, benefits and product charges	(235)	(253)	(472)	(509)

Net flows	(154)	(168)	(285)	(339)
Interest credited	77	82	155	165
Effect of accumulated net unrealized investment gains (losses)	100	59	124	30

Account value, end of period	$6,427	$6,384	$6,427	$6,384

Structured settlements
Account value, net of reinsurance, beginning of period	$1,107	$1,113	$1,107	$1,113
Surrenders, benefits and product charges	(16)	(14)	(30)	(29)

Net flows	(16)	(14)	(30)	(29)
Interest credited	15	14	29	29

Account value, net of reinsurance, end of period	$1,106	$1,113	$1,106	$1,113

Total premiums from fixed annuities	$15	$20	$48	$40

Total deposits on fixed annuities	$352	$340	$689	$525

Single premium deferred annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales have increased in the current year driven by a more competitive offering.

Single premium immediate annuities

Account value of our single premium immediate annuities increased as premiums and deposits, interest credited and net unrealized investment gains exceeded surrenders. Sales continued to be pressured given the low interest rate environment and other market conditions.

Structured settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

International Protection segment

Segment results of operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$174	$223	$(49)	(22)%
Net investment income	36	53	(17)	(32)%
Net investment gains (losses)	1	1	—	—%
Insurance and investment product fees and other	—	4	(4)	(100)%

Total revenues	211	281	(70)	(25)%

Benefits and expenses:
Benefits and other changes in policy reserves	41	35	6	17%
Acquisition and operating expenses, net of deferrals	126	156	(30)	(19)%
Amortization of deferred acquisition costs and intangibles	27	42	(15)	(36)%
Interest expense	14	16	(2)	(13)%

Total benefits and expenses	208	249	(41)	(16)%

Income before income taxes	3	32	(29)	(91)%
Provision for income taxes	—	7	(7)	(100)%

Net income available to Genworth Financial, Inc’s common stockholders	3	25	(22)	(88)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$3	$25	$(22)	(88)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased as a result of lower premiums, lower investment income and an increase in reserves, partially offset by lower expenses.

Revenues

Premiums decreased primarily due to lower premium volume driven by reduced levels of consumer lending and our runoff block of business. The three months ended June 30, 2012 included a decrease of $16 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position. The three months ended June 30, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other decreased mainly attributable to lower third-party administration fees in the current year and non-functional currency transactions as a result of changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by lower favorable claim reserve adjustments in the current year. In addition, we reclassified loss adjustment expenses of $3 million from acquisition and operating expenses, net of deferrals, in the current year. The three months ended June 30, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower paid commissions related to a decline in new business, lower profit commissions driven by higher claims and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $3 million to benefits and other changes in policy reserves in the current year. The three months ended June 30, 2012 included a decrease of $10 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year. The three months ended June 30, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

Interest expense decreased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year. The three months ended June 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The decrease in the income tax expense was primarily attributable to changes in lower taxed foreign income. The three months ended June 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$353	$438	$(85)	(19)%
Net investment income	72	101	(29)	(29)%
Net investment gains (losses)	2	3	(1)	(33)%
Insurance and investment product fees and other	2	9	(7)	(78)%

Total revenues	429	551	(122)	(22)%

Benefits and expenses:
Benefits and other changes in policy reserves	82	67	15	22%
Acquisition and operating expenses, net of deferrals	253	308	(55)	(18)%
Amortization of deferred acquisition costs and intangibles	58	78	(20)	(26)%
Interest expense	25	29	(4)	(14)%

Total benefits and expenses	418	482	(64)	(13)%

Income before income taxes	11	69	(58)	(84)%
Provision for income taxes	2	17	(15)	(88)%

Net income available to Genworth Financial, Inc’s common stockholders	9	52	(43)	(83)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(1)	(2)	1	50%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$8	$50	$(42)	(84)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased as a result of lower premiums, lower investment income and an increase in reserves, partially offset by lower expenses. The six months ended June 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premium volume driven by reduced levels of consumer lending and our runoff block of business. The first quarter of 2012 also included an unfavorable adjustment of $4 million related to a German premium tax. The six months ended June 30, 2012 included a decrease of $20 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position. The six months ended June 30, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other decreased mainly attributable to lower third-party administration fees in the current year and non-functional currency transactions as a result of changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by lower favorable claim reserve adjustments in the current year. In addition, we reclassified loss adjustment expenses of $6 million from acquisition and operating expenses, net of deferrals, in the current year. The six months ended June 30, 2012 included a decrease of $5 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower paid commissions related to a decline in new business, lower profit commissions driven by higher claims and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $6 million to benefits and other changes in policy reserves in the current year. The six months ended June 30, 2012 included a decrease of $13 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year. The six months ended June 30, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

Interest expense decreased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year. The six months ended June 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 18.2% for the six months ended June 30, 2012 from 24.6% for the six months ended June 30, 2011. This decrease in the effective tax rate was primarily attributable to changes in lower taxed foreign income. The six months ended June 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Lifestyle protection insurance:
Traditional indemnity premiums	$246	$270	$(24)	(9)%	$474	$512	$(38)	(7)%
Premium equivalents for administrative services only business	2	6	(4)	(67)%	4	12	(8)	(67)%
Reinsurance premiums assumed accounted for under the deposit method	169	193	(24)	(12)%	318	368	(50)	(14)%

Total	$417	$469	$(52)	(11)%	$796	$892	$(96)	(11)%

Loss ratio	24%	16%	8%		23%	15%	8%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Sales declined from reduced levels of consumer lending as a result of deteriorating economic conditions in certain regions. The three months and six months ended June 30, 2012 included decreases of $34 million and $45 million, respectively, attributable to changes in foreign exchange rates.

The loss ratio increased driven mainly by lower favorable claim reserve adjustments in the current year and a decrease in premiums from lower volumes driven by reduced levels of consumer lending and our runoff block of business.

Wealth Management segment

Segment results of operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of operations relating to our Wealth Management segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment gains (losses)	$—	$—	$—	—%
Insurance and investment product fees and other	122	114	8	7%

Total revenues	122	114	8	7%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	64	92	(28)	(30)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%

Total benefits and expenses	65	93	(28)	(30)%

Income before income taxes	57	21	36	171%
Provision for income taxes	30	8	22	NM (1)

Net income available to Genworth Financial, Inc’s common stockholders	27	13	14	108%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%
Gain on sale of business, net of taxes	(15)	—	(15)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$12	$13	$(1)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased slightly as the sale of our tax and accounting financial advisor unit, GFIS, and lower average assets under management from unfavorable market performance and negative net flows in the current year were largely offset by growth of our Altegris alternative investment funds.

Revenues

Insurance and investment product fees and other increased primarily attributable to a $38 million gain recognized on the sale of our tax and accounting financial advisor unit in the current year. This was partially offset by lower fees due to the sale and negative net flows in the current year. Negative flows in the three months ended June 30, 2012 were $245 million primarily related to prior year relative investment performance.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased largely from lower commission expenses due to the sale of our tax and accounting financial advisor unit and negative net flows in the current year.

Provision for income taxes. The effective tax rate increased to 52.6% for the three months ended June 30, 2012 from 38.1% for the three months ended June 30, 2011. The increase in the effective tax rate was primarily attributable to the sale of our tax and accounting financial advisor unit, GFIS, in the current year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of operations relating to our Wealth Management segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment gains (losses)	$—	$—	$—	—%
Insurance and investment product fees and other	234	224	10	4%

Total revenues	234	224	10	4%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	156	184	(28)	(15)%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%

Total benefits and expenses	158	186	(28)	(15)%

Income before income taxes	76	38	38	100%
Provision for income taxes	37	15	22	147%

Net income available to Genworth Financial, Inc’s common stockholders	39	23	16	70%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%
Gain on sale of business, net of taxes	(15)	—	(15)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$24	$23	$1	4%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased slightly as favorable market performance during the first quarter of 2012 were largely offset by the sale of our tax and accounting financial advisor unit, GFIS, and negative net flows in the current year.

Revenues

Insurance and investment product fees and other increased primarily attributable to a $38 million gain recognized on the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and favorable market performance during the first quarter of 2012. These increases were partially offset by lower fees due to the sale and negative net flows in the current year. Negative net flows in the six months ended June 30, 2012 were $604 million primarily related to the movement of a legacy block of managed accounts and from prior year relative investment performance.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased largely from lower commission expenses due to the sale of our tax and accounting financial advisor unit and negative net flows in the current year.

Provision for income taxes. The effective tax rate increased to 48.7% for the six months ended June 30, 2012 from 39.5% for the six months ended June 30, 2011. The increase in the effective tax rate was primarily attributable to the sale of our tax and accounting financial advisor unit, GFIS, in the current year.

Wealth Management selected operating performance measures

The following table sets forth selected operating performance measures regarding our Wealth Management segment as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Assets under management, beginning of period	$25,684	$25,551	$25,087	$24,740
Gross flows	1,228	1,807	2,744	3,865
Redemptions	(1,473)	(1,143)	(3,348)	(2,846)

Net flows	(245)	664	(604)	1,019
Market performance	(348)	(285)	608	171
Disposition (1)	(2,771)	—	(2,771)	—

Assets under management, end of period	$22,320	$25,930	$22,320	$25,930

(1)

Relates to the sale of our tax and accounting financial advisor unit, GFIS, on April 2, 2012. See note 11 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to the sale.

Wealth Management results represent Genworth Financial Wealth Management, Inc., GFIS, Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantivus Consulting, Inc. and the Altegris companies.

The decrease in assets under management was principally attributable to the sale of our tax and accounting financial advisor unit on April 2, 2012. The decrease was also driven by negative net flows in the three months ended June 30, 2012 of $245 million primarily related to prior year relative investment performance, as well as unfavorable market performance in the second quarter of 2012. During the six months ended June 30, 2012, favorable market performance was mostly offset by negative net flows. Negative net flows in the six months ended June 30, 2012 were $604 million primarily related to the movement of a legacy block of managed accounts and from prior year relative investment performance.

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
International Mortgage Insurance segment:
Canada	$41	$28	$13	46%	$78	$79	$(1)	(1)%
Australia	44	54	(10)	(19)%	23	106	(83)	(78)%
Other Countries	(9)	(4)	(5)	(125)%	(18)	(8)	(10)	(125)%

International Mortgage Insurance segment	76	78	(2)	(3)%	83	177	(94)	(53)%

U.S. Mortgage Insurance segment	(25)	(255)	230	90%	(68)	(338)	270	80%

Total net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	51	(177)	228	129%	15	(161)	176	109%
Adjustment to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	7	4	3	75%	24	5	19	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$58	$(173)	$231	134%	$39	$(156)	$195	125%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$256	$268	$(12)	(4)%
Net investment income	94	99	(5)	(5)%
Net investment gains (losses)	11	5	6	120%
Insurance and investment product fees and other	—	5	(5)	(100)%

Total revenues	361	377	(16)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	115	107	8	7%
Acquisition and operating expenses, net of deferrals	61	63	(2)	(3)%
Amortization of deferred acquisition costs and intangibles	16	18	(2)	(11)%
Interest expense	8	6	2	33%

Total benefits and expenses	200	194	6	3%

Income before income taxes	161	183	(22)	(12)%
Provision for income taxes	45	66	(21)	(32)%

Net income	116	117	(1)	(1)%
Less: net income attributable to noncontrolling interests	33	36	(3)	(8)%

Net income available to Genworth Financial, Inc.’s common stockholders	83	81	2	2%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(7)	(3)	(4)	(133)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$76	$78	$(2)	(3)%

The following table sets forth net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$41	$28	$13	46%
Australia	44	54	(10)	(19)%
Other Countries	(9)	(4)	(5)	(125)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$76	$78	$(2)	(3)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The three months ended June 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business increased from an unfavorable $12 million tax adjustment in the prior year and lower losses, partially offset by lower premiums and investment income.

•	Our Australian mortgage insurance business decreased primarily from higher losses and interest expense, partially offset by higher premiums.

•

Other Countries’ net operating loss increased primarily from higher losses in Ireland, where we experienced increased new delinquencies, and continued aging of existing delinquencies as a result of a prolonged economic downturn.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $9 million, including a decrease of $5 million attributable to changes in foreign exchange rates, principally from the seasoning of our in-force block of business.

•

Our Australian mortgage insurance business was flat including a decrease of $2 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased primarily from an actuarial update to premium recognition factors in the current year related to policy cancellation experience, partially offset by higher ceded reinsurance premiums and lower premiums attributable to the seasoning of our in-force block of business.

•	Other Countries decreased $3 million primarily as a result of the seasoning of our in-force block of business in Europe.

Net investment income

•

Our Canadian mortgage insurance business decreased $3 million, including a decrease of $1 million attributable to changes in foreign exchange rates, mainly due to lower reinvestment yields and lower average invested assets.

•

Our Australian mortgage insurance business was flat including a decrease of $1 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net investment income increased slightly as higher average invested assets were largely offset by lower reinvestment yields.

•	Other Countries decreased $2 million primarily as a result of lower average invested assets in the current year.

Net investment gains (losses). Other Countries increased $5 million in the current year primarily related to higher realized gains from the sale of securities in Europe.

Insurance and investment product fees and other. The decrease was primarily attributable to Other Countries from currency transactions related to a foreign branch in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $3 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, and paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. These decreases were partially offset by a higher average reserve per delinquency.

•

Our Australian mortgage insurance business increased $6 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily from a higher average reserve per delinquency in the current year driven by higher frequency and severity assumptions. Claims paid also increased in the current year as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies in the current year.

•

Other Countries increased $5 million primarily from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland and Italy. This increase was partially offset by benefits from ongoing loss mitigation activities.

Interest expense. Interest expense increased mainly related to our Australian mortgage insurance business from the issuance of debt by our wholly-owned subsidiary in June 2011.

Provision for income taxes. The effective tax rate decreased to 28.0% for the three months ended June 30, 2012 from 36.1% for the three months ended June 30, 2011. This decrease in the effective tax rate was primarily attributable to higher taxes in the prior year pursuant to a Canadian legislative change, partially offset by changes in lower taxed foreign income. The three months ended June 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$503	$530	$(27)	(5)%
Net investment income	191	194	(3)	(2)%
Net investment gains (losses)	13	9	4	44%
Insurance and investment product fees and other	—	6	(6)	(100)%

Total revenues	707	739	(32)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	322	216	106	49%
Acquisition and operating expenses, net of deferrals	120	123	(3)	(2)%
Amortization of deferred acquisition costs and intangibles	33	35	(2)	(6)%
Interest expense	18	12	6	50%

Total benefits and expenses	493	386	107	28%

Income before income taxes	214	353	(139)	(39)%
Provision for income taxes	58	102	(44)	(43)%

Net income	156	251	(95)	(38)%
Less: net income attributable to noncontrolling interests	66	70	(4)	(6)%

Net income available to Genworth Financial, Inc.’s common stockholders	90	181	(91)	(50)%
Adjustment to net income available to Genworth Financial, Inc.’s common common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(7)	(4)	(3)	(75)%

Net operating income available to Genworth Financial, Inc.’s common common stockholders	$83	$177	$(94)	(53)%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$78	$79	$(1)	(1)%
Australia	23	106	(83)	(78)%
Other Countries	(18)	(8)	(10)	(125)%

Total net operating income available to Genworth Financial, Inc. common stockholders	$83	$177	$(94)	(53)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The six months ended June 30, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business decreased slightly as lower premiums and investment income were largely offset by lower losses and higher tax benefits in the current year.

•

Our Australian mortgage insurance business decreased primarily driven by a reserve strengthening, lower premiums and higher interest expense in the current year, partially offset by higher investment income.

•

Other Countries’ net operating loss increased primarily from higher losses in Ireland, where we experienced increased new delinquencies, and continued aging of existing delinquencies as a result of a prolonged economic downturn.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $20 million, including a decrease of $7 million attributable to changes in foreign exchange rates, principally from the seasoning of our in-force block of business.

•

Our Australian mortgage insurance business decreased $2 million, including an increase of $2 million attributable to changes in foreign exchange rates, primarily attributable to the seasoning of our in-force block of business and higher ceded reinsurance premiums, partially offset by increased premiums from an actuarial update to premium recognition factors in the current year related to policy cancellation experience.

•

Other Countries decreased $5 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business in Europe.

Net investment income

•

Our Canadian mortgage insurance business decreased $4 million, including a decrease of $2 million attributable to changes in foreign exchange rates, mainly due to lower average invested assets and lower reinvestment yields.

•

Our Australian mortgage insurance business increased $4 million, including an increase of $1 million attributable to changes in foreign exchange rates, largely from higher average invested assets, partially offset by lower reinvestment yields.

•	Other Countries decreased $3 million primarily as a result of lower average invested assets in the current year.

Net investment gains (losses). Other Countries increased $5 million in the current year primarily related to higher realized gains from the sale of securities in Europe.

Insurance and investment product fees and other. The decrease was primarily attributable to Other Countries from currency transactions related to a foreign branch in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $7 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, and paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. These decreases were partially offset by a higher average reserve per delinquency.

•

Our Australian mortgage insurance business increased $102 million, including an increase of $6 million attributable to changes in foreign exchange rates, primarily driven by reserve strengthening of $82 million in the first quarter of 2012. The reserve strengthening was the result of higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. Claims paid also increased in the current year as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies in the current year.

•

Other Countries increased $11 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland and Italy. This increase was partially offset by benefits from ongoing loss mitigation activities.

Interest expense. Interest expense increased mainly related to our Australian mortgage insurance business from the issuance of debt by our wholly-owned subsidiary in June 2011.

Provision for income taxes. The effective tax rate decreased to 27.1% for the six months ended June 30, 2012 from 28.9% for the six months ended June 30, 2011. This decrease in the effective tax rate was primarily attributable to higher taxes in the prior year pursuant to a Canadian legislative change, partially offset by changes in lower taxed foreign income. The six months ended June 30, 2012 included a decrease of $2 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Primary insurance in-force:
Canada	$281,700	$264,700	$17,000	6%
Australia	286,200	296,200	(10,000)	(3)%
Other Countries	31,400	37,000	(5,600)	(15)%

Total	$599,300	$597,900	$1,400	—%

Risk in-force:
Canada	$98,600	$92,600	$6,000	6%
Australia	100,200	103,700	(3,500)	(3)%
Other Countries	4,300	5,300	(1,000)	(19)%

Total	$203,100	$201,600	$1,500	1%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
New insurance written:
Canada	$18,800	$7,900	$10,900	138%	$22,800	$13,400	$9,400	70%
Australia	8,500	9,000	(500)	(6)%	16,500	15,500	1,000	6%
Other Countries	500	900	(400)	(44)%	800	1,600	(800)	(50)%

Total	$27,800	$17,800	$10,000	56%	$40,100	$30,500	$9,600	31%

Net premiums written:
Canada	$175	$155	$20	13%	$254	$256	$(2)	(1)%
Australia	103	90	13	14%	205	151	54	36%
Other Countries	7	12	(5)	(42)%	13	22	(9)	(41)%

Total	$285	$257	$28	11%	$472	$429	$43	10%

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and six months ended June 30, 2012 and 2011, this factor was 35%.

Primary insurance in-force and risk in-force increased in Canada primarily as a result of several large bulk transactions in the second quarter of 2012. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force in Australia also increased primarily as a result of flow new insurance written in a larger mortgage originations market, mainly driven by refinance activity, partially offset by lower bulk new insurance written. In Other Countries, the decrease was mainly attributable to ongoing loss mitigation activities in Europe and to no new business being written in Ireland and Spain. Primary insurance in-force and risk in-force included decreases of $32.8 billion and $10.6 billion, respectively, attributable to changes in foreign exchange rates as of June 30, 2012.

New insurance written

For the three and six months ended June 30, 2012, new insurance written in Canada increased primarily as a result of several large bulk transactions in the second quarter of 2012 which were partially offset by lower flow new insurance written primarily attributable to a smaller mortgage originations market, particularly for high loan-to-value refinance transactions as a result of the government guarantee product changes in March 2011. In Australia, the increase in flow new insurance was largely attributable to a larger mortgage originations market, mainly driven by refinance activity, which was mostly offset by a decline in bulk transactions in the current year. In Other Countries, new insurance written declined due to lower volume from existing lenders in Europe and no new business being written in Ireland and Spain. The three and six months ended June 30, 2012 included decreases of $0.7 billion and $0.5 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2012, our unearned premium reserves were $2.9 billion, including a decrease of $156 million attributable to changes in foreign exchange rates, compared to $3.1 billion as of June 30, 2011. Our unearned premium reserves decreased primarily from the seasoning of our older large in-force blocks of business.

For the three months ended June 30, 2012, net premiums written increased in Canada from several large bulk transactions in the second quarter of 2012 which were partially offset by lower flow written premiums. The decrease in flow written premiums was the result of a smaller mortgage originations market, particularly for high loan-to-value refinance transactions, and lower average price, partially offset by a shift in mix with purchases comprising a higher proportion of new mortgage originations. Net premiums written increased in Australia primarily from higher flow volume, partially offset by lower bulk transactions and higher ceded reinsurance premiums in the current year. In Other Countries, net premiums written decreased primarily from lower flow new insurance written in Europe, particularly in Italy, in the current year. The three months ended June 30, 2012 included a decrease of $9 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2012, net premiums written increased in Australia from higher flow volume and higher flow average price, partially offset by lower bulk transactions and higher ceded reinsurance premiums in the current year. Excluding the effects of foreign exchange, net premiums written increased in Canada from several large bulk transactions in the second quarter of 2012, partially offset by lower flow written premiums. In Other Countries, net premiums written decreased attributable to lower flow new insurance written in Europe, particularly in Italy, in the current year. The six months ended June 30, 2012 included a decrease of $6 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Loss ratio:
Canada	32%	33%	(1)%	35%	35%	—%
Australia	54%	48%	6%	101%	47%	54%
Other Countries	129%	59%	70%	129%	61%	68%
Total	45%	40%	5%	64%	41%	23%
Expense ratio:
Canada	22%	25%	(3)%	30%	30%	—%
Australia	29%	32%	(3)%	29%	38%	(9)%
Other Countries	131%	108%	23%	146%	110%	36%
Total	27%	32%	(5)%	33%	37%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The increase in the loss ratio for the three months ended June 30, 2012 was primarily attributable to higher losses in Australia from a higher average reserve per delinquency in the current year driven by higher frequency and severity assumptions. In Other Countries, the loss ratio increased as a result of increased losses from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland and Italy, and lower net earned premiums. In Canada, the loss ratio decreased slightly as lower losses were partially offset by a decrease in net earned premiums.

For the six months ended June 30, 2012, the increase in the loss ratio was primarily attributable to a reserve strengthening in Australia in the current year and higher losses in Europe. In Australia, we strengthened reserves by $82 million in the first quarter of 2012 due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. In Other Countries, the loss ratio increased as a result of increased losses from higher new delinquencies and continued aging of existing delinquencies, particularly in Ireland and Italy, and lower net earned premiums. In Canada, the loss ratio was flat as lower losses were offset by lower net earned premiums.

For the three months ended June 30, 2012, the decrease in the expense ratio in Canada and Australia was primarily attributable to higher net premiums written while general expenses remained at consistent levels with the prior year. In Other Countries, the increase in the expense ratio was attributable to lower net premiums written, partially offset by lower general expenses in the current year.

For the six months ended June 30, 2012, the decrease in the expense ratio in Australia was primarily attributable to higher net premiums written while general expenses remained at consistent levels with the prior year. In Other Countries, the increase in the expense ratio was attributable to lower net premiums written, partially offset by lower general expenses in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
Canada:
Primary insured loans in-force	1,452,408	1,362,092	1,326,690
Delinquent loans	2,408	2,752	3,281
Percentage of delinquent loans (delinquency rate)	0.17%	0.20%	0.25%
Flow loan in-force	1,091,543	1,064,942	1,029,844
Flow delinquent loans	2,125	2,477	2,956
Percentage of flow delinquent loans (delinquency rate)	0.19%	0.23%	0.29%
Bulk loans in-force	360,865	297,150	296,846
Bulk delinquent loans (1)	283	275	325
Percentage of bulk delinquent loans (delinquency rate)	0.08%	0.09%	0.11%

Australia:
Primary insured loans in-force	1,449,648	1,437,380	1,453,012
Delinquent loans	7,527	7,874	8,193
Percentage of delinquent loans (delinquency rate)	0.52%	0.55%	0.56%
Flow loan in-force	1,304,944	1,289,200	1,301,648
Flow delinquent loans	7,253	7,626	7,995
Percentage of flow delinquent loans (delinquency rate)	0.56%	0.59%	0.61%
Bulk loans in-force	144,704	148,180	151,364
Bulk delinquent loans (1)	274	248	198
Percentage of bulk delinquent loans (delinquency rate)	0.19%	0.17%	0.13%

Other Countries:
Primary insured loans in-force	207,670	217,141	224,309
Delinquent loans	12,431	12,258	11,021
Percentage of delinquent loans (delinquency rate)	5.99%	5.65%	4.91%
Flow loan in-force	143,614	149,036	155,350
Flow delinquent loans	8,443	8,919	8,119
Percentage of flow delinquent loans (delinquency rate)	5.88%	5.98%	5.23%
Bulk loans in-force	64,056	68,105	68,959
Bulk delinquent loans (1)	3,988	3,339	2,902
Percentage of bulk delinquent loans (delinquency rate)	6.23%	4.90%	4.21%

Total:
Primary insured loans in-force	3,109,726	3,016,613	3,004,011
Delinquent loans	22,366	22,884	22,495
Percentage of delinquent loans (delinquency rate)	0.72%	0.76%	0.75%
Flow loan in-force	2,540,101	2,503,178	2,486,842
Flow delinquent loans	17,821	19,022	19,070
Percentage of flow delinquent loans (delinquency rate)	0.70%	0.76%	0.77%
Bulk loans in-force	569,625	513,435	517,169
Bulk delinquent loans (1)	4,545	3,862	3,425
Percentage of bulk delinquent loans (delinquency rate)	0.80%	0.75%	0.66%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 4,519 as of June 30, 2012, 3,840 as of December 31, 2011 and 3,403 as of June 30, 2011.

In Canada, flow and bulk loans in-force increased primarily from continued growth. In Australia, flow loans in-force increased marginally during the current year as new policies written exceeded policy cancellations. In Other Countries, flow and bulk loans in-force decreased primarily from loss mitigation activities in Europe and Mexico. In Canada, flow delinquent loans decreased in the current year compared to December 31, 2011 primarily as a result of lower new delinquencies, net of cures. In Australia, flow delinquent loans decreased in the current year compared to December 31, 2011 as elevated volumes of claims paid and an improved cure rate more than offset new delinquencies. In Other Countries, flow delinquent loans decreased primarily from loss mitigation activities in the current year.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$137	$142	$(5)	(4)%
Net investment income	13	26	(13)	(50)%
Net investment gains (losses)	—	1	(1)	(100)%
Insurance and investment product fees and other	20	1	19	NM (1)

Total revenues	170	170	—	—%

Benefits and expenses:
Benefits and other changes in policy reserves	174	526	(352)	(67)%
Acquisition and operating expenses, net of deferrals	33	41	(8)	(20)%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%

Total benefits and expenses	209	568	(359)	(63)%

Loss before income taxes	(39)	(398)	359	90%
Benefit for income taxes	(14)	(144)	130	90%

Net loss available to Genworth Financial, Inc.’s common stockholders	(25)	(254)	229	90%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	(1)	1	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(25)	$(255)	$230	90%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to a reserve strengthening in the second quarter of 2011 that did not recur. The decrease was also attributable to lower new delinquencies, partially offset by continued aging of existing delinquencies in the current year.

Revenues

Premiums decreased driven by lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012, partially offset by lower ceded reinsurance premiums related to our captive arrangements and less policy coverage rescission activity.

Net investment income decreased primarily from lower investment yields as a result of holding higher cash balances to meet claims-paying needs and lower average invested assets.

Insurance and investment product fees and other income increased from a gain related to the termination of an external reinsurance arrangement in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $427 million, partially offset by an increase in net paid claims of $75 million. The decrease in change in reserves was primarily driven by a reserve strengthening in the prior year that did not recur. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. The decrease in change in reserves was also driven by lower new delinquencies in the current year. The increase in net paid claims was attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements in the current year.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower operating expenses as a result of a cost–saving initiative in 2011.

Benefit for income taxes. The effective tax rate decreased to 35.9% for the three months ended June 30, 2012 from 36.2% for the three months ended June 30, 2011. The rate remained flat from the prior year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

(Amounts in millions)	Six month ended June 30,		Increase (decrease) and percentage change

	2012	2011	2012 vs. 2011
Revenues:
Premiums	$274	$284	$(10)	(4)%
Net investment income	36	59	(23)	(39)%
Net investment gains (losses)	27	2	25	NM (1)
Insurance and investment product fees and other	22	2	20	NM (1)

Total revenues	359	347	12	3%

Benefits and expenses:
Benefits and other changes in policy reserves	371	805	(434)	(54)%
Acquisition and operating expenses, net of deferrals	67	80	(13)	(16)%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%

Total benefits and expenses	441	888	(447)	(50)%

Loss before income taxes	(82)	(541)	459	85%
Benefit for income taxes	(31)	(204)	173	85%

Net loss available to Genworth Financial, Inc.’s common stockholders	(51)	(337)	286	85%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(17)	(1)	(16)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(68)	$(338)	$270	80%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to a reserve strengthening in the second quarter of 2011 that did not recur. The decrease was also attributable to lower new delinquencies, partially offset by continued aging of existing delinquencies in the current year.

Revenues

Premiums decreased driven by lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012, partially offset by lower ceded reinsurance premiums related to our captive arrangements, the benefit of previously implemented rate increases and less policy coverage rescission activity.

Net investment income decreased from lower yield from holding higher cash balances to meet claims-paying needs and lower invested assets.

The increase in net investment gains was primarily driven by higher gains on the sale of investments from portfolio repositioning activities in the current year.

Insurance and investment product fees and other income increased from a gain related to the termination of an external reinsurance arrangement in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $535 million, partially offset by an increase in net paid claims of $101 million. The decrease in change in reserves was primarily driven by a reserve strengthening in the prior year that did not recur. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. The decrease in change in reserves was also driven by lower new delinquencies in the current year. The increase in net paid claims was attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements, coupled with a net $9 million portfolio settlement with one of our lenders in the current year.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower operating expenses as a result of a cost–saving initiative in 2011.

Benefit for income taxes. The effective tax rate increased to 37.8% for the six months ended June 30, 2012 from 37.7% for the six months ended June 30, 2011. The rate remained flat from the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Primary insurance in-force	$112,000	$120,900	$(8,900)	(7)%
Risk in-force	26,600	28,300	(1,700)	(6)%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
New insurance written	$3,600	$1,900	$1,700	89%	$6,600	$4,300	$2,300	53%
Net premiums written	139	145	(6)	(4)%	281	287	(6)	(2)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of rescission and other loss mitigation actions and a decline in our mortgage insurance market share due to tighter mortgage insurance guidelines and our pricing structure. These decreases were partially offset by an increase in new insurance written. In addition, risk in-force decreased due to tighter mortgage insurance guidelines as well as a continued weak housing market and reduced mortgage credit liquidity. Flow persistency was 82% and 86% for the six months ended June 30, 2012 and 2011, respectively.

New insurance written

New insurance written increased for the three months and six months ended June 30, 2012 primarily driven by an increase in the mortgage insurance refinance market, partially offset by a decline in our mortgage insurance market share due to tighter mortgage insurance guidelines and our pricing structure.

Net premiums written

For the three and six months ended June 30, 2012, net premiums written decreased due to lower assumed reinsurance premiums, partially offset by higher new insurance written.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Loss ratio	127%	369%	(242)%	135%	283%	(148)%
Expense ratio	25%	29%	(4)%	25%	29%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three and six months ended June 30, 2012 decreased primarily attributable to a decrease in change in reserves. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations going forward resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. The decrease in change in reserves was also driven by lower new delinquencies in the current year. These decreases were partially offset by an increase in net paid claims attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements. The six months ended June 30, 2012 also included a net $9 million portfolio settlement with one of our lenders.

The expense ratio decreased for the three and six months ended June 30, 2012 primarily from lower operating expenses as a result of a cost-saving initiative in 2011, as well as lower written premiums.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
Primary insurance:
Insured loans in-force	679,817	714,467	746,740
Delinquent loans	74,683	87,007	87,464
Percentage of delinquent loans (delinquency rate)	10.99%	12.18%	11.71%

Flow loan in-force	607,133	633,246	658,251
Flow delinquent loans	71,878	83,931	84,442
Percentage of flow delinquent loans (delinquency rate)	11.84%	13.25%	12.83%

Bulk loans in-force	72,684	81,221	88,489
Bulk delinquent loans (1)	2,805	3,076	3,022
Percentage of bulk delinquent loans (delinquency rate)	3.86%	3.79%	3.42%

A minus and sub-prime loans in-force	63,230	68,487	73,211
A minus and sub-prime loans delinquent loans	16,796	19,884	20,284
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	26.56%	29.03%	27.71%

Pool insurance:
Insured loans in-force	13,562	14,418	16,943
Delinquent loans	679	778	931
Percentage of delinquent loans (delinquency rate)	5.01%	5.40%	5.49%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,381 as of June 30, 2012, 1,592 as of December 31, 2011 and 1,569 as of June 30, 2011.

Delinquency and foreclosure levels that developed principally in our 2006, 2007 and 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its residential real estate market, particularly in Florida, California, Arizona and Nevada. These trends also continue to be especially evident within these book years in our A minus, Alt-A, adjustable rate mortgages and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies and improvement in cures.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2012
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	16,252	$149	$646	23%
4 – 11 payments	19,878	532	878	61%
12 payments or more	35,748	1,273	1,746	73%

Total	71,878	$1,954	$3,270	60%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2011
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	21,272	$193	$835	23%
4 – 11 payments	24,493	646	1,075	60%
12 payments or more	38,166	1,360	1,870	73%

Total	83,931	$2,199	$3,780	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of June 30, 2012	Percent of total reserves as of June 30, 2012 (1)	Delinquency rate
			June 30, 2012	December 31, 2011	June 30, 2011
By Region:
Southeast (2)	22%	35%	15.61%	17.10%	16.37%
South Central (3)	16	10	8.54%	10.15%	9.90%
Northeast (4)	15	14	12.52%	12.80%	11.71%
North Central (5)	12	12	10.56%	11.89%	11.36%
Pacific (6)	11	12	11.01%	12.52%	13.29%
Great Lakes (7)	9	7	8.06%	9.00%	8.49%
New England (8)	5	3	9.66%	10.59%	10.36%
Mid-Atlantic (9)	5	4	9.88%	10.73%	10.12%
Plains (10)	5	3	6.72%	7.87%	7.75%

Total	100%	100%	10.99%	12.18%	11.71%

(1)	Total reserves were $2,234 million as of June 30, 2012.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2012	Percent of total reserves as of June 30, 2012 (1)	Delinquency rate
			June 30, 2012	December 31, 2011	June 30, 2011
By State:
Florida	7%	25%	27.92%	29.30%	28.35%
New York	7%	6%	10.71%	10.66%	9.71%
Texas	7%	3%	6.99%	8.34%	7.61%
California	6%	6%	8.75%	10.86%	12.24%
Illinois	5%	8%	15.42%	16.70%	15.90%
New Jersey	4%	5%	18.93%	19.07%	17.73%
North Carolina	4%	3%	10.59%	11.89%	10.93%
Pennsylvania	4%	3%	10.86%	11.85%	10.81%
Georgia	4%	4%	12.77%	14.79%	14.70%
Ohio	3%	2%	8.12%	8.73%	8.00%

(1)	Total reserves were $2,234 million as of June 30, 2012.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2012:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2001 and prior	7.74%	2.0%	$2,203	2.0%	$555	2.1%
2002	6.63%	1.5	1,690	1.5	422	1.6
2003	5.64%	3.7	6,916	6.2	1,151	4.4
2004	5.88%	4.6	4,734	4.2	1,091	4.1
2005	5.95%	12.7	8,170	7.3	2,123	8.0
2006	6.39%	19.1	11,076	9.9	2,750	10.4
2007	6.43%	38.8	25,053	22.4	6,208	23.5
2008	6.01%	17.0	22,817	20.4	5,697	21.6
2009	5.08%	0.3	5,987	5.3	1,140	4.3
2010	4.66%	0.2	7,542	6.7	1,613	6.1
2011	4.44%	0.1	9,309	8.3	2,126	8.1
2012	3.97%	—	6,521	5.8	1,525	5.8

Total portfolio	5.84%	100.0%	$112,018	100.0%	$26,401	100.0%

(1)	Total reserves were $2,234 million as of June 30, 2012.

Corporate and Runoff Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Runoff Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Runoff segment	$(6)	$18	$(24)	(133)%	$29	$19	$10	53%
Corporate and Other activities	(44)	(92)	48	52%	(93)	(161)	68	42%

Total net operating loss available to Genworth Financial, Inc.’s common stockholders	(50)	(74)	24	32%	(64)	(142)	78	55%
Adjustment to net operating loss available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(15)	(8)	(7)	(88)%	(11)	(15)	4	27%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(65)	$(82)	$17	21%	$(75)	$(157)	$82	52%

Runoff segment

Segment results of operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$2	$84	$(82)	(98)%
Net investment income	36	37	(1)	(3)%
Net investment gains (losses)	(25)	(11)	(14)	(127)%
Insurance and investment product fees and other	51	57	(6)	(11)%

Total revenues	64	167	(103)	(62)%

Benefits and expenses:
Benefits and other changes in policy reserves	14	69	(55)	(80)%
Interest credited	34	34	—	—%
Acquisition and operating expenses, net of deferrals	21	37	(16)	(43)%
Amortization of deferred acquisition costs and intangibles	17	20	(3)	(15)%
Interest expense	1	1	—	—%

Total benefits and expenses	87	161	(74)	(46)%

Income (loss) before income taxes	(23)	6	(29)	NM (1)
Benefit for income taxes	(2)	(6)	4	67%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(21)	12	(33)	NM (1)
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	15	6	9	150%

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(6)	$18	$(24)	(133)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We had a net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net operating income in the prior year primarily related to our variable annuity products largely driven by unfavorable equity market performance and lower tax benefits in the current year. The prior year included operating income from our Medicare supplement insurance business that was sold in the fourth quarter of 2011.

Revenues

Premiums decreased driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment income decreased as higher policy loan income was more than offset by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment losses increased largely related to our institutional products principally from higher derivative losses, higher impairments and lower net investment gains from the sale of investment securities in the current year. The increase in net investment losses was also attributable to our variable annuity products from higher losses on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by higher net gains from the sale of investment securities and higher derivative gains in the current year.

Insurance and investment product fees and other decreased mainly attributable to lower average account values of our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011, partially offset by an increase in our GMDB reserves in our variable annuity products due to unfavorable equity market impacts in the current year.

Acquisition and operating expenses, net of deferrals, decreased principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Amortization of deferred acquisition costs and intangibles decreased largely related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011, partially offset by an increase in our variable annuity products from unfavorable equity market impacts in the current year.

Benefit for income taxes. The effective tax rate increased to 8.7% for the three months ended June 30, 2012 from (100.0)% for the three months ended June 30, 2011. The increase in the effective tax rate was primarily related to changes in uncertain tax positions.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$3	$169	$(166)	(98)%
Net investment income	74	71	3	4%
Net investment gains (losses)	17	(11)	28	NM (1)
Insurance and investment product fees and other	103	116	(13)	(11)%

Total revenues	197	345	(148)	(43)%

Benefits and expenses:
Benefits and other changes in policy reserves	15	147	(132)	(90)%
Interest credited	67	69	(2)	(3)%
Acquisition and operating expenses, net of deferrals	40	83	(43)	(52)%
Amortization of deferred acquisition costs and intangibles	13	36	(23)	(64)%
Interest expense	1	1	—	—%

Total benefits and expenses	136	336	(200)	(60)%

Income before income taxes	61	9	52	NM (1)
Provision (benefit) for income taxes	20	(5)	25	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	41	14	27	193%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(12)	5	(17)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$29	$19	$10	53%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased primarily related to our variable annuity products largely driven by a $7 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur. These increases were partially offset by lower tax benefits in the current year.

Revenues

Premiums decreased driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment income increased primarily from higher policy loan income in the current year, partially offset by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

We had net investment gains in the current year compared to net investment losses in the prior year principally from higher gains on embedded derivatives associated with our variable annuity products with GMWBs and higher net gains from the sale of investment securities, partially offset by higher derivative losses in the current year.

Insurance and investment product fees and other decreased mainly attributable to lower average account values of our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Interest credited decreased principally related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to lower interest rates and a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals, decreased principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from a $9 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles decreased largely related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011. The decrease was also attributable to our variable annuity products principally from favorable equity market impacts during the first quarter of 2012 and a $5 million favorable unlocking driven by lower surrenders in the current year.

Provision (benefit) for income taxes. The effective tax rate increased to 32.8% for the six months ended June 30, 2012 from (55.6)% for the six months ended June 30, 2011. The increase in the effective tax rate was primarily related to changes in uncertain tax positions.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Income Distribution Series (1)
Account value, beginning of period	$6,398	$6,687	$6,265	$6,590
Deposits	20	33	46	150
Surrenders, benefits and product charges	(168)	(171)	(342)	(356)

Net flows	(148)	(138)	(296)	(206)
Interest credited and investment performance	(21)	57	260	222

Account value, end of period	$6,229	$6,606	$6,229	$6,606

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,819	$2,096	$1,766	$2,078
Deposits	3	3	6	20
Surrenders, benefits and product charges	(81)	(100)	(170)	(188)

Net flows	(78)	(97)	(164)	(168)
Interest credited and investment performance	(38)	13	101	102

Account value, net of reinsurance, end of period	$1,703	$2,012	$1,703	$2,012

Variable life insurance
Account value, beginning of period	$305	$319	$284	$313
Deposits	2	3	5	6
Surrenders, benefits and product charges	(10)	(11)	(18)	(22)

Net flows	(8)	(8)	(13)	(16)
Interest credited and investment performance	(4)	3	22	17

Account value, end of period	$293	$314	$293	$314

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

Income Distribution Series

Account value related to our income distribution series products decreased mainly attributable to surrenders outpacing deposits. Unfavorable equity market performance during the second quarter of 2012 partially offset the favorable equity market performance during the first quarter of 2012. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional variable annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing deposits. The favorable equity market performance during the first quarter of 2012 was partially offset by unfavorable equity market performance during the second quarter of 2012. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable life insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
GICs, FABNs and Funding Agreements
Account value, beginning of period	$2,594	$3,317	$2,623	$3,717
Surrenders and benefits	(385)	(312)	(440)	(747)

Net flows	(385)	(312)	(440)	(747)
Interest credited	18	28	39	61
Foreign currency translation	(6)	10	(1)	12

Account value, end of period	$2,221	$3,043	$2,221	$3,043

Account value related to our institutional products decreased from the prior year mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities and lower average crediting rates. We had no new sales in the current year as we explore the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

(Amounts in millions)	Three months ended June 30,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
Revenues:
Net investment income	$16	$18	$(2)	(11)%
Net investment gains (losses)	—	(3)	3	100%
Insurance and investment product fees and other	24	6	18	NM (1)

Total revenues	40	21	19	90%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	28	9	19	NM (1)
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	84	86	(2)	(2)%

Total benefits and expenses	115	98	17	17%

Loss before income taxes	(75)	(77)	2	3%
Provision (benefit) for income taxes	(31)	17	(48)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	(44)	(94)	50	53%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	2	(2)	(100)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(44)	$(92)	$48	52%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a lower net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of higher tax benefits in the current year.

Revenues

Net investment losses increased primarily related to higher net losses from the sale of investment securities related to portfolio repositioning and derivative losses, partially offset by lower impairments in the current year.

Insurance and investment product fees and other increased mainly attributable to higher income related to our reverse mortgage business.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased mainly as a result of our reverse mortgage business primarily related to broker commissions on loans.

Interest expense decreased mainly attributable to the maturity of senior notes in June 2011, partially offset by the debt issuance in March 2012.

The increase in the income tax benefit was primarily related to higher tax benefits allocated to Corporate and Other activities which offset tax expense reported by the operating business segments in the current year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment income	$16	$17	$(1)	(6)%
Net investment gains (losses)	(35)	(17)	(18)	(106)%
Insurance and investment product fees and other	45	13	32	NM (1)

Total revenues	26	13	13	100%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	58	11	47	NM (1)
Amortization of deferred acquisition costs and intangibles	6	6	—	—%
Interest expense	146	168	(22)	(13)%

Total benefits and expenses	210	185	25	14%

Loss before income taxes	(184)	(172)	(12)	(7)%
Benefit for income taxes	(68)	(1)	(67)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	(116)	(171)	55	32%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	23	10	13	130%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(93)	$(161)	$68	42%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Insurance and investment product fees and other increased mainly attributable to higher income related to our reverse mortgage business.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased as a result of $32 million associated with our reverse mortgage business primarily related to broker commissions on loans. There was also an increase from higher unallocated expenses to our operating segments in the current year and lower overall expenses in the prior year.

Interest expense decreased mainly attributable to a $20 million favorable adjustment in the current year related to the Tax Matters Agreement with our former parent company and the maturity of senior notes in June 2011, partially offset by the debt issuances in March 2012 and 2011.

The increase in the income tax benefit was primarily related to higher tax benefits allocated to Corporate and Other activities which offset tax expense reported by the operating business segments in the current year.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2012		2011		2012 vs. 2011
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.9%	$669	5.2%	$693	(0.3)%	$(24)
Fixed maturity securities—non-taxable	3.3%	3	4.1%	10	(0.8)%	(7)
Commercial mortgage loans	5.7%	85	5.6%	92	0.1%	(7)
Restricted commercial mortgage loans related to securitization entities	7.6%	7	7.8%	9	(0.2)%	(2)
Equity securities	5.7%	6	11.7%	10	(6.0)%	(4)
Other invested assets	16.2%	56	16.9%	55	(0.7)%	1
Restricted other invested assets related to securitization entities	0.1%	—	0.2%	—	(0.1)%	—
Policy loans	7.8%	31	7.9%	30	(0.1)%	1
Cash, cash equivalents and short-term investments	0.9%	10	0.7%	6	0.2%	4

Gross investment income before expenses and fees	5.0%	867	5.3%	905	(0.3)%	(38)
Expenses and fees	(0.1)%	(21)	(0.2)%	(24)	0.1%	3

Net investment income	4.9%	$846	5.1%	$881	(0.2)%	$(35)

	Six months ended June 30,				Increase (decrease)
	2012		2011		2012 vs. 2011
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.9%	$1,329	5.1%	$1,363	(0.2)%	$(34)
Fixed maturity securities—non-taxable	3.3%	7	4.1%	21	(0.8)%	(14)
Commercial mortgage loans	5.6%	169	5.6%	184	—%	(15)
Restricted commercial mortgage loans related to securitization entities	8.1%	16	7.7%	19	0.4%	(3)
Equity securities	5.0%	10	7.6%	13	(2.6)%	(3)
Other invested assets	15.5%	109	13.5%	89	2.0%	20
Restricted other invested assets related to securitization entities	0.2%	—	0.2%	—	—%	—
Policy loans	7.9%	62	7.9%	59	—%	3
Cash, cash equivalents and short-term investments	0.9%	20	0.7%	12	0.2%	8

Gross investment income before expenses and fees	4.9%	1,722	5.1%	1,760	(0.2)%	(38)
Expenses and fees	(0.1)%	(44)	(0.1)%	(49)	—%	5

Net investment income	4.8%	$1,678	5.0%	$1,711	(0.2)%	$(33)

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended June 30, 2012, the decrease in overall weighted-average investment yields was primarily as a result of lower reinvestment yields and $12 million of lower bond calls and prepayments in the current year, partially offset by higher average invested assets in longer duration products. Net investment income for the three months ended June 30, 2012 also included $3 million of higher gains related to limited partnerships accounted for under the equity method and lower income attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in the current year.

For the six months ended June 30, 2012, the decrease in overall weighted-average investment yields was primarily as a result of lower reinvestment yields and $15 million of lower bond calls and prepayments in the current year, partially offset by higher average invested assets in longer duration products. Net investment income for the six months ended June 30, 2012 included $9 million of higher gains related to limited partnerships accounted for under the equity method and lower income attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in the current year.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Available-for-sale securities:
Realized gains	$21	$25	$84	$54
Realized losses	(19)	(34)	(65)	(65)

Net realized gains (losses) on available-for-sale securities	2	(9)	19	(11)

Impairments:
Total other-than-temporary impairments	(42)	(28)	(58)	(59)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	3	2	2	(3)

Net other-than-temporary impairments	(39)	(26)	(56)	(62)

Trading securities	32	14	7	25
Commercial mortgage loans	3	2	5	1
Net gains (losses) related to securitization entities	(4)	(5)	30	5
Derivative instruments	(28)	(15)	(2)	(25)
Contingent consideration adjustment	—	—	(2)	—
Other	—	(1)	—	(1)

Net investment gains (losses)	$(34)	$(40)	$1	$(68)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

•

We recorded $39 million of net other-than-temporary impairments during the three months ended June 30, 2012 as compared to $26 million for the three months ended June 30, 2011. Of total impairments for the three months ended June 30, 2012 and 2011, $23 million and $17 million, respectively, related to structured securities, including $14 million and $9 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities were $15 million during the three months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. During the three months ended June 30, 2012 and 2011, we recorded $1 million and $2 million, respectively, of impairments related to limited partnership investments. During the three months ended June 30, 2011, we also recorded $4 million of impairments related to commercial mortgage loans and $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $28 million during the three months ended June 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperformance as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses associated with widening of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These losses were partially offset by gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk. Additionally, there were gains associated with our reinsurance embedded derivatives as a result of decreases in long-term interest rates that increased the value of assets held by the reinsurer. Net investment losses related to derivatives of $15 million during the three months ended June 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWBs. The GMWB losses were primarily due to the policyholder funds underperforming the benchmark indices used for hedging as a result of market volatility. Additionally, there were losses from derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk.

•

Net gains related to the sale of available-for-sale securities were $2 million during the three months ended June 30, 2012 compared to net losses of $9 million during the three months ended June 30, 2011. We also recorded $18 million of higher net gains related to trading securities during the three months ended June 30, 2012.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2012 and 2011 was $326 million from the sale of 66 securities and $294 million from the sale of 78 securities, respectively, which was approximately 95% and 91%, respectively, of book value. The loss on sales of securities during the three months ended June 30, 2012 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the second quarter of 2012 included three foreign bonds that were sold for a total loss of $5 million related to portfolio repositioning activities. The securities sold at a loss in the second quarter of 2011 included one foreign corporate security that was sold for a total loss of $11 million related to portfolio repositioning activities.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

•

We recorded $56 million of net other-than-temporary impairments during the six months ended June 30, 2012 as compared to $62 million for the six months ended June 30, 2011. Of total impairments for the six months ended June 30, 2012 and 2011, $38 million related to structured securities in both periods, including $22 million and $24 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities were $15 million during the six months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $14 million during the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, we recorded $2 million and $5 million, respectively, of impairments related to commercial mortgage loans and $1 million and $2 million, respectively, of impairments related to limited partnership investments. During the six months ended June 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $2 million during the six months ended June 30, 2012 were primarily associated with foreign currency risk and embedded derivatives related to variable annuity products with GMWB riders. The GMWB losses were primarily due to the policyholder funds underperformance as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. In addition, there were gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk. Net investment losses related to derivatives of $25 million during the six months ended June 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWBs. The GMWB losses were primarily due to the policyholder funds underperforming the benchmark indices used for hedging as a result of market volatility. Additionally, there were losses from derivatives used to hedge foreign currency risk associated with near-term expected dividend payments and other cash flows from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

Net gains related to the sale of available-for-sale securities were $19 million during the six months ended June 30, 2012 compared to net losses of $11 million during the six months ended June 30, 2011. We recorded $18 million of lower gains related to trading securities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We recorded $25 million of higher net gains related to securitization entities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily related to higher gains on trading securities and derivatives. We also recorded a $5 million decrease in the allowance related to commercial mortgage loans and a $2 million contingent consideration adjustment during the six months ended June 30, 2012 mainly related to the purchase of Altegris in 2010.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2012 and 2011 was $683 million from the sale of 158 securities and $691 million from the sale of 145 securities, respectively, which was approximately 93% of book value for both periods. The loss on sales of securities during the six months ended June 30, 2012 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the six months ended June 30, 2012 included one corporate security sold for a total loss of $8 million and one municipal bond sold for a total loss of $4 million in the first quarter of 2012 and three foreign bonds sold for a total loss of $5 million in the second quarter of 2012 related to portfolio repositioning activities. The securities sold at a loss during the six months ended June 30, 2011 included two U.S. corporate securities that were sold for a total loss of $11 million in the first quarter of 2011 and one foreign corporate security that was sold for a total loss of $11 million in the second quarter of 2011 related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$46,168	60%	$45,420	59%
Private	13,623	18	12,875	17
Commercial mortgage loans	5,875	8	6,092	8
Other invested assets	4,512	5	4,819	6
Policy loans	1,619	2	1,549	2
Equity securities, available-for-sale	431	1	361	—
Restricted other invested assets related to securitization entities	391	1	377	1
Restricted commercial mortgage loans related to securitization entities	382	—	411	1
Cash and cash equivalents	3,874	5	4,488	6

Total cash, cash equivalents and invested assets	$76,875	100%	$76,392	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2012, approximately 10% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,915	$1,071	$—	$(1)	$—	$4,985
Tax-exempt (1)	348	13	—	(51)	—	310
Government—non-U.S. (2)	2,278	228	—	(1)	—	2,505
U.S. corporate (2), (3)	22,840	2,891	16	(201)	(1)	25,545
Corporate—non-U.S. (2)	13,764	958	—	(137)	—	14,585
Residential mortgage-backed (4)	5,792	547	8	(196)	(175)	5,976
Commercial mortgage-backed	3,297	152	3	(146)	(38)	3,268
Other asset-backed (4)	2,678	31	—	(90)	(2)	2,617

Total fixed maturity securities	54,912	5,891	27	(823)	(216)	59,791
Equity securities	422	21	—	(12)	—	431

Total available-for-sale securities	$55,334	$5,912	$27	$(835)	$(216)	$60,222

(1)	Fair value included municipal bonds of $218 million related to special revenue bonds, $80 million related to general obligation bonds and $12 million related to other municipal bonds.
(2)	Fair value included $582 million of European periphery exposure.
(3)	Fair value included municipal bonds of $919 million related to special revenue bonds and $413 million related to general obligation bonds.
(4)	Fair value included $351 million collateralized by sub-prime residential mortgage loans and $255 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $1.5 billion primarily as a result of the change in interest rates and as purchases exceeded maturities in the current year.

The majority of our unrealized losses were related to securities held within our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $51 million and $81 million as of June 30, 2012 and December 31, 2011, respectively.

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

	June 30, 2012
(Amounts in millions)	Sovereign Debt	Non-Financial	Financial—Hybrids	Financial—Non-Hybrids	Total
Spain	$13	$119	$26	$82	$240
Ireland	3	142	—	24	169
Italy	3	160	—	1	164
Portugal	—	18	—	—	18
Greece	—	1	—	—	1

Total	$19	$440	$26	$107	$592

	December 31, 2011
(Amounts in millions)	Sovereign Debt	Non-Financial	Financial—Hybrids	Financial—Non-Hybrids	Total
Spain	$13	$147	$24	$89	$273
Ireland	3	194	—	23	220
Italy	2	165	—	11	178
Portugal	—	25	—	—	25
Greece	—	1	—	2	3

Total	$18	$532	$24	$125	$699

During the second quarter of 2012, financial markets showed signs of improvement despite mixed economic signals from the United States and Europe. While European Central Bank policies and actions were clearly supportive and fears of a disorderly Greek default were stemmed, a lack of fundamental economic strength in Europe weighed on financial markets. During the six months ended June 30, 2012, we reduced our exposure to the peripheral European countries by $107 million to $592 million with unrealized losses of $56 million. Our exposure as of June 30, 2012 was diversified with direct exposure to local economies of $231 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $130 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $231 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2012
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,566	697	45%	$—	—
2005	1,293	295	61%	15	4
2006	1,188	268	68%	—	—
2007	1,034	175	74%	67	2
2008	263	56	73%	4	1
2009	—	—	—%	—	—
2010	100	17	59%	—	—
2011	290	55	64%	—	—
2012	184	34	64%	—	—

Total	$5,918	1,597	61%	$86	7

(1)	Represents weighted-average loan-to-value as of June 30, 2012.

	December 31, 2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,805	792	49%	$19	2
2005	1,366	302	63%	3	1
2006	1,208	268	71%	—	—
2007	1,099	180	75%	—	—
2008	267	56	75%	—	—
2009	—	—	—%	—	—
2010	101	17	63%	—	—
2011	294	55	65%	—	—

Total	$6,140	1,670	63%	$22	3

(1)	Represents weighted-average loan-to-value as of December 31, 2011.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2012	2011	2012	2011
Allowance for credit losses:
Beginning balance	$49	$58	$51	$59
Charge-offs	—	(4)	(1)	(5)
Recoveries	—	—	—	—
Provision	(3)	3	(4)	3

Ending balance	$46	$57	$46	$57

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$46	$57	$46	$57

Recorded investment:
Ending balance	$5,918	$6,485	$5,918	$6,485

Ending balance of individually impaired loans	$—	$13	$—	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,918	$6,472	$5,918	$6,472

The charge-offs during 2012 were related to individually impaired commercial mortgage loans.

Restricted commercial mortgage loans related to securitization entities

See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,599	35%	$1,485	31%
Derivatives counterparty collateral	1,218	27	1,023	21
Trading securities	752	17	788	16
Limited partnerships	357	8	344	7
Short-term investments	276	6	657	14
Securities lending collateral	175	4	406	9
Other investments	135	3	116	2

Total other invested assets	$4,512	100%	$4,819	100%

Short-term investments decreased as maturities were reinvested in cash equivalents and longer term securities. Securities lending collateral decreased primarily due to a decrease in demand for the securities lending program in the United States. Our investments in derivatives and derivative counterparty collateral increased primarily attributable to the long-term interest rate environment.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	June 30, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(122)	$12,277
Forward bond purchase commitments	Notional	504	—	—	504
Inflation indexed swaps	Notional	544	8	—	552
Foreign currency swaps	Notional	—	109	—	109

Total cash flow hedges		13,447	117	(122)	13,442

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(272)	767
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(272)	852

Total derivatives designated as hedges		14,571	117	(394)	14,294

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	1,359	(796)	7,763
Interest rate swaps related to securitization entities	Notional	117	—	(6)	111
Credit default swaps	Notional	1,110	100	(130)	1,080
Credit default swaps related to securitization entities	Notional	314	—	(2)	312
Equity index options	Notional	522	503	(558)	467
Financial futures	Notional	2,924	2,626	(3,365)	2,185
Equity return swaps	Notional	326	17	(194)	149
Other foreign currency contracts	Notional	779	358	(1,069)	68
Reinsurance embedded derivatives	Notional	228	39	—	267

Total derivatives not designated as hedges		13,520	5,002	(6,120)	12,402

Total derivatives		$28,091	$5,119	$(6,514)	$26,696

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	June 30, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,714	4	(1,323)	46,395
Fixed index annuity embedded derivatives	Policies	433	333	(6)	760

The decrease in the notional value of derivatives was primarily attributable to a $0.8 billion notional decrease in interest rate swaps and a $0.7 billion notional decrease in derivatives used to hedge foreign currency and equity market risk. In addition, there was a $0.2 billion notional decrease in non-qualifying interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products and a $0.2 billion notional decrease in the derivatives used to hedge embedded derivative liabilities associated with our variable annuity products. These decreases were partially offset by a $0.5 billion notional increase in derivatives used to mitigate interest rate risk associated with our statutory capital position.

Consolidated Balance Sheets

Total assets. Total assets decreased $0.3 billion from $112.2 billion as of December 31, 2011 to $112.5 billion as of June 30, 2012.

•

Cash, cash equivalents and invested assets increased $0.5 billion primarily from an increase of $1.1 billion in invested assets and a decrease of $0.6 billion in cash and cash equivalents. Our fixed maturity securities portfolio increased $1.5 billion primarily as a result of a decrease in interest rates and purchases exceeding maturities in the current year. Other invested assets decreased $0.3 billion primarily driven by a decrease in short-term investments as maturities were reinvested longer term and a decrease in demand for the securities lending program in the United States. These decreases were partially offset by an increase in derivatives and derivatives counterparty collateral largely attributable to the long-term interest rate environment. Commercial mortgage loans decreased $0.2 billion as collections exceeded originations.

•	Separate account assets decreased $0.1 billion primarily as death and surrender benefits exceeded favorable market performance in the current year.

Total liabilities. Total liabilities decreased $0.4 billion from $96.0 billion as of December 31, 2011 to $95.6 billion as of June 30, 2012.

•

Our policyholder-related liabilities increased $0.3 billion. Our long-term care insurance business increased from growth of our in-force block and higher claims. Our life insurance business increased from growth of our term universal and universal life insurance products. Our international mortgage insurance business increased from a reserve strengthening in the current year in Australia which was partially offset by higher paid claims. These increases were partially offset by a decrease in our institutional products from scheduled maturities and from our annuity products from benefit payments. Our U.S. mortgage insurance business also decreased due to lower delinquencies in the current year.

•

Other liabilities decreased $0.5 billion primarily related to decreased demand for the securities lending program in the United States and our repurchase program, partially offset by an increase in derivatives counterparty collateral largely attributable to the long-term interest rate environment.

•	Long-term borrowings increased $0.1 billion principally from the issuance of $350 million of senior notes in March 2012.

•

Non-recourse funding obligations decreased $0.7 billion mainly from the repayment of the non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”) as part of the life block sale transaction in the current year and also from other repurchases and repayments during 2012.

•	Separate account liabilities decreased $0.1 billion primarily as death and surrender benefits exceeded favorable market performance in the current year.

Total stockholders’ equity. Total stockholders’ equity increased $0.8 billion from $16.2 billion as of December 31, 2011 to $17.0 billion as of June 30, 2012.

•	Accumulated other comprehensive income (loss) increased $0.6 billion predominately attributable to higher net unrealized investment gains of $0.5 billion.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2012	2011
Net cash from operating activities	$220	$842
Net cash from investing activities	(106)	(6)
Net cash from financing activities	(725)	(1,169)

Net decrease in cash before foreign exchange effect	$(611)	$(333)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had lower cash inflows from operating activities during the six months ended June 30, 2012 compared to six months ended June 30, 2011 primarily as a result of a decrease from higher paid claims related to our U.S. mortgage and long-term care insurance businesses, a decrease in payables associated with the timing of payments and higher tax settlements in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had higher cash outflows from investing activities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 from higher purchases of fixed maturity securities in the current year, partially offset by cash inflows from other invested assets in the current year compared to cash outflows in the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had lower net cash outflows from financing activities during the six months ended June 30, 2012 primarily related to lower redemptions of our investment contracts in the current year.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the

NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of June 30, 2012 and December 31, 2011, the fair value of securities loaned under our securities lending program in the United States was $0.2 billion and $0.4 billion, respectively. As of June 30, 2012 and December 31, 2011, the fair value of collateral held under our securities lending program in the United States was $0.2 billion and $0.4 billion, respectively, and the offsetting obligation to return collateral of $0.2 billion and $0.4 billion, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of June 30, 2012 and December 31, 2011.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of June 30, 2012 and December 31, 2011, the fair value of securities loaned under our securities lending program in Canada was $0.3 billion.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2012 and December 31, 2011, the fair value of securities pledged under the repurchase program was $1.3 billion and $1.7 billion, respectively, and the repurchase obligation of $1.2 billion and $1.5 billion, respectively, was included in other liabilities in the consolidated balance sheets.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Our principal sources of cash include proceeds from the issuance of debt and equity securities, including borrowings pursuant to our credit facility, dividends from our subsidiaries, payments to us under our tax sharing arrangements with our subsidiaries and sales of assets. Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. We expect dividends paid to us by our insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance.

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

Our holding company had $1.0 billion and $0.9 billion of cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively. Our holding company also held $150 million and $40 million in highly liquid securities as of June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012, we received dividends from our subsidiaries of $187 million. These dividends included $57 million from one of our subsidiaries representing a portion of the proceeds from the sale of GFIS that was completed in the second quarter of 2012 and $100 million ($38 million of which was deemed “extraordinary”) from one of our U.S. life insurance subsidiaries representing a portion of the proceeds from the sale of our Medicare supplement insurance business that was completed in the fourth quarter of 2011.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2012, our total cash, cash equivalents and invested assets were $76.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 29% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2012.

As of June 30, 2012, we had approximately $126 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Capital resources and financing activities

We have a five-year revolving credit facility that matures in August 2012. This facility bears variable interest rates based on one-month London Interbank Offered Rate plus a margin and we have access to $930 million under this facility. As of June 30, 2012, we had no borrowings under this facility; however, we utilized $34 million under this facility primarily for the issuance of letters of credit for the benefit of one of our lifestyle protection insurance subsidiaries. We had a five-year revolving credit facility of $930 million that matured in

May 2012 and we did not renew that credit facility. As we approach the maturity date for our August credit facility, we do not currently plan to extend or replace that credit facility but may pursue a new credit facility in the future depending on terms, costs and macro market conditions. As of December 31, 2011, we had no borrowings under either of these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

We repaid $222 million of senior notes with an interest rate equal to 5.65% per year payable semi-annually that matured in June 2012.

In March 2012, we priced a $350 million reopening of our 7.625% senior notes due in September 2021. The notes were offered as additional debt securities under an indenture, as supplemented from time to time, pursuant to which we have previously issued $400 million aggregate principal amount of our 7.625% senior notes due in September 2021. The notes are our direct, unsecured obligations and rank equally with all of our existing and future unsecured and unsubordinated obligations. The notes were issued at a public offering price of 103% of principal amount, with a yield to maturity of 7.184%. The net proceeds of $358 million from the issuance of the new notes were used for general corporate purposes, including increasing liquidity at the holding company level.

As of June 30, 2012, we had $2.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. In January 2012, as part of a life block sale transaction, we repurchased $475 million of our non-recourse funding obligations issued by River Lake III, our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of amortization of deferred acquisition costs, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million in the three months ended June 30, 2012 which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining non-recourse funding obligations issued by River Lake III of $176 million.

We believe existing holding company cash combined with proceeds from the issuance of debt, dividends from our subsidiaries, permitted payments to us under our tax sharing arrangements with our subsidiaries and sales of assets will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. In addition, we currently manage holding company liquidity to maintain a minimum balance of two times annual debt interest payments and currently expect to maintain an additional excess of $350 million through the end of 2012. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our Current Report on Form 8-K filed on June 11, 2012, except as discussed above under “—Capital resources and financing activities.”

Securitization Entities

There were no off-balance sheet securitization transactions during the six months ended June 30, 2012 or 2011.

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

Credit markets showed signs of improvement across most asset classes in the first half of 2012. Additionally, U.S. Treasury yields remained at historically low levels during the first half of 2012. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the second quarter of 2012, the U.S. dollar strengthened against currencies in Canada, Australia and Europe as compared to the second quarter of 2011. This has generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in these risks since December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Acting Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2012

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed below, there were no material developments during the three months ended June 30, 2012 in any of the legal proceedings identified in Part I, Item 3 of our 2011 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. In addition, except as described below, there were no new material legal proceedings during the three months ended June 30, 2012.

As previously disclosed, in December 2011, one of our U.S. mortgage insurance subsidiaries received a subpoena from the United States Department of Housing and Urban Development, Office of the Inspector General with respect to reinsurance arrangements, including captive reinsurance transactions. That subpoena was withdrawn subsequent to our subsidiary’s receipt of an information request from the Consumer Financial Protection Bureau (“CFPB”) in January 2012, relating to the same subject matter. The CFPB further sent to our subsidiary a Civil Investigative Demand dated June 20, 2012 (the “CFPB Demand”) seeking production of specified documents and responses to questions set forth in the CFPB Demand. We intend to cooperate with the CFPB as appropriate in connection with the CFPB Demand.

As previously disclosed, beginning in December 2011, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in seven putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Two additional putative class actions, making similar allegations, have since been filed in which our mortgage insurance subsidiary is again named as one of numerous defendants. Those cases are captioned as follows: Barlee, et al. v. First Horizon National Corp., et al., United States District Court for the Eastern District of Pennsylvania; and Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the Middle District of Pennsylvania. We intend to vigorously defend these actions.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A., and one brought by Countrywide Home

Loans, Inc. and Bank of America, N.A., as claimants. Claimants allege breach of contract and breach of the covenant of good faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants seek damages in excess of $834 million, in addition to interest and punitive damages. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. We intend to vigorously defend these actions and pursue the counterclaims.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above. We also are not able to provide an estimate or range of possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2011 Annual Report on Form 10-K, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filings as of June 30, 2012.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated May 1, 2012)

10.1§	Director Compensation Summary

10.2§	Separation Agreement and Release, dated May 14, 2012, between Genworth Financial, Inc. and Michael D. Fraizer

10.3§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 21, 2012)

10.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

10.5§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

10.6§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31	Certification of Martin P. Klein

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (REGISTRANT)
Date: August 3, 2012

	By:	/S/ KELLY L. GROH
Kelly L. Groh Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)