Form 10-Q
period 2012-09-30
GENWORTH FINANCIAL INC
filed 2012-11-02
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2012, 491,831,925 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,214	$58,295
Equity securities available-for-sale, at fair value	524	361
Commercial mortgage loans	5,861	6,092
Restricted commercial mortgage loans related to securitization entities	359	411
Policy loans	1,626	1,549
Other invested assets	3,916	4,819
Restricted other invested assets related to securitization entities ($393 and $376 at fair value)	393	377

Total investments	74,893	71,904
Cash and cash equivalents	3,741	4,488
Accrued investment income	746	691
Deferred acquisition costs	5,020	5,193
Intangible assets	488	580
Goodwill	1,128	1,253
Reinsurance recoverable	17,195	16,998
Other assets	1,010	958
Separate account assets	10,166	10,122

Total assets	$114,387	$112,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$33,221	$32,175
Policyholder account balances	26,449	26,345
Liability for policy and contract claims	7,545	7,620
Unearned premiums	4,291	4,223
Other liabilities ($167 and $210 other liabilities related to securitization entities)	6,073	6,308
Borrowings related to securitization entities ($60 and $48 at fair value)	353	396
Non-recourse funding obligations	2,325	3,256
Long-term borrowings	4,880	4,726
Deferred tax liability	1,437	838
Separate account liabilities	10,166	10,122

Total liabilities	96,740	96,009

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 580 million and 579 million shares issued as of September 30, 2012 and December 31, 2011, respectively; 492 million and 491 million shares outstanding as of September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	12,162	12,136

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,641	1,617
Net unrealized gains (losses) on other-than-temporarily impaired securities	(88)	(132)

Net unrealized investment gains (losses)	2,553	1,485

Derivatives qualifying as hedges	2,011	2,009
Foreign currency translation and other adjustments	659	553

Total accumulated other comprehensive income (loss)	5,223	4,047
Retained earnings	1,741	1,584
Treasury stock, at cost (88 million shares as of September 30, 2012 and December 31, 2011)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,427	15,068
Noncontrolling interests	1,220	1,110

Total stockholders’ equity	17,647	16,178

Total liabilities and stockholders’ equity	$114,387	$112,187

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Premiums	$1,311	$1,461	$3,720	$4,353
Net investment income	825	842	2,503	2,553
Net investment gains (losses)	9	(157)	10	(225)
Insurance and investment product fees and other	391	375	1,252	1,063

Total revenues	2,536	2,521	7,485	7,744

Benefits and expenses:
Benefits and other changes in policy reserves	1,363	1,457	3,977	4,549
Interest credited	193	194	582	599
Acquisition and operating expenses, net of deferrals	504	581	1,536	1,725
Amortization of deferred acquisition costs and intangibles	162	152	582	465
Goodwill impairment	89	—	89	—
Interest expense	126	124	352	385

Total benefits and expenses	2,437	2,508	7,118	7,723

Income before income taxes	99	13	367	21
Provision (benefit) for income taxes	29	(7)	108	8

Net income	70	20	259	13
Less: net income attributable to noncontrolling interests	36	36	102	106

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$34	$(16)	$157	$(93)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.07	$(0.03)	$0.32	$(0.19)

Diluted	$0.07	$(0.03)	$0.32	$(0.19)

Weighted-average common shares outstanding:
Basic	491.7	490.8	491.5	490.5

Diluted	493.9	490.8	494.5	490.5

Supplemental disclosures:
Total other-than-temporary impairments	$(26)	$(39)	$(84)	$(98)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(3)	(13)	(1)	(16)

Net other-than-temporary impairments	(29)	(52)	(85)	(114)
Other investments gains (losses)	38	(105)	95	(111)

Total net investment gains (losses)	$9	$(157)	$10	$(225)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$70	$20	$259	$13
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	517	1,256	1,029	1,600
Net unrealized gains (losses) on other-than-temporarily impaired securities	28	(10)	44	(5)
Derivatives qualifying as hedges	(76)	1,017	2	1,036
Foreign currency translation and other adjustments	148	(508)	145	(259)

Total other comprehensive income (loss)	617	1,755	1,220	2,372

Total comprehensive income (loss)	687	1,775	1,479	2,385
Less: comprehensive income attributable to noncontrolling interests	83	(25)	146	86

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$604	$1,800	$1,333	$2,299

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2011	$1	$12,136	$4,047	$1,584	$(2,700)	$15,068	$1,110	$16,178

Comprehensive income (loss):
Net income	—	—	—	157	—	157	102	259
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,024	—	—	1,024	5	1,029
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	44	—	—	44	—	44
Derivatives qualifying as hedges	—	—	2	—	—	2	—	2
Foreign currency translation and other adjustments	—	—	106	—	—	106	39	145

Total comprehensive income (loss)						1,333	146	1,479
Dividends to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Stock-based compensation expense and exercises and other	—	26	—	—	—	26	—	26

Balances as of September 30, 2012	$1	$12,162	$5,223	$1,741	$(2,700)	$16,427	$1,220	$17,647

Balances as of December 31, 2010	$1	$12,107	$1,506	$1,535	$(2,700)	$12,449	$1,096	$13,545

Repurchase of subsidiary shares	—	—	—	—	—	—	(71)	(71)
Comprehensive income (loss):
Net income (loss)	—	—	—	(93)	—	(93)	106	13
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,566	—	—	1,566	34	1,600
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(5)	—	—	(5)	—	(5)
Derivatives qualifying as hedges	—	—	1,036	—	—	1,036	—	1,036
Foreign currency translation and other adjustments	—	—	(205)	—	—	(205)	(54)	(259)

Total comprehensive income (loss)						2,299	86	2,385
Dividends to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Stock-based compensation expense and exercises and other	—	22	—	—	—	22	—	22

Balances as of September 30, 2011	$1	$12,129	$3,898	$1,442	$(2,700)	$14,770	$1,076	$15,846

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$259	$13
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(59)	(71)
Net investment losses (gains)	(10)	225
Charges assessed to policyholders	(590)	(507)
Acquisition costs deferred	(456)	(485)
Amortization of deferred acquisition costs and intangibles	582	465
Goodwill impairment	89	—
Deferred income taxes	14	(155)
Gain on sale of subsidiary	(15)	—
Net increase in trading securities, held-for-sale investments and derivative instruments	66	795
Stock-based compensation expense	20	23
Change in certain assets and liabilities:
Accrued investment income and other assets	(160)	(152)
Insurance reserves	1,672	1,953
Current tax liabilities	(190)	8
Other liabilities and other policy-related balances	(795)	(80)

Net cash from operating activities	427	2,032

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,619	4,075
Commercial mortgage loans	559	633
Restricted commercial mortgage loans related to securitization entities	48	77
Proceeds from sales of investments:
Fixed maturity and equity securities	3,956	3,446
Purchases and originations of investments:
Fixed maturity and equity securities	(8,942)	(7,798)
Commercial mortgage loans	(339)	(202)
Other invested assets, net	531	(56)
Policy loans, net	(8)	(85)
Proceeds from sale of a subsidiary, net of cash transferred	64	—
Payments for businesses purchased, net of cash acquired	(18)	(4)

Net cash from investing activities	(530)	86

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,248	2,016
Withdrawals from universal life and investment contracts	(2,057)	(3,034)
Redemption and repurchase of non-recourse funding obligations	(801)	(112)
Proceeds from the issuance of long-term debt	361	545
Repayment and repurchase of long-term debt	(222)	(760)
Repayment of borrowings related to securitization entities	(53)	(77)
Repurchase of subsidiary shares	—	(71)
Dividends paid to noncontrolling interests	(36)	(35)
Other, net	(103)	21

Net cash from financing activities	(663)	(1,507)
Effect of exchange rate changes on cash and cash equivalents	19	(95)

Net change in cash and cash equivalents	(747)	516
Cash and cash equivalents at beginning of period	4,488	3,132

Cash and cash equivalents at end of period	$3,741	$3,648

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On October 22, 2012, we announced the launch of a new traditional term life insurance product, along with other changes to our life insurance portfolio designed to update and expand our product offerings and further adjust pricing. We will floor the liability for future policy benefits on these level premium term insurance policies at zero, consistent with our accounting for our existing level premium term insurance business.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the three months ended September 30, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Currently Reported
Revenues:
Premiums	$1,461	$—	$—	$1,461
Net investment income	842	—	—	842
Net investment gains (losses)	(157)	—	—	(157)
Insurance and investment product fees and other	375	—	—	375

Total revenues	2,521	—	—	2,521

Benefits and expenses:
Benefits and other changes in policy reserves	1,457	—	—	1,457
Interest credited	194	—	—	194
Acquisition and operating expenses, net of deferrals	510	71	—	581
Amortization of deferred acquisition costs and intangibles	190	(38)	—	152
Interest expense	124	—	—	124

Total benefits and expenses	2,475	33	—	2,508

Income before income taxes	46	(33)	—	13
Benefit for income taxes	(19)	12	—	(7)

Net income	65	(45)	—	20
Less: net income attributable to noncontrolling interests	36	—	—	36

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$29	$(45)	$—	$(16)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$0.06	$(0.09)	$—	$(0.03)

Diluted (1)	$0.06	$(0.09)	$—	$(0.03)

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the nine months ended September 30, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Currently Reported
Revenues:
Premiums	$4,353	$—	$—	$4,353
Net investment income	2,553	—	—	2,553
Net investment gains (losses)	(225)	—	—	(225)
Insurance and investment product fees and other	1,063	—	—	1,063

Total revenues	7,744	—	—	7,744

Benefits and expenses:
Benefits and other changes in policy reserves	4,538	—	11	4,549
Interest credited	599	—	—	599
Acquisition and operating expenses, net of deferrals	1,524	201	—	1,725
Amortization of deferred acquisition costs and intangibles	572	(107)	—	465
Interest expense	385	—	—	385

Total benefits and expenses	7,618	94	11	7,723

Income before income taxes	126	(94)	(11)	21
Provision for income taxes	5	7	(4)	8

Net income	121	(101)	(7)	13
Less: net income attributable to noncontrolling interests	106	—	—	106

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$15	$(101)	$(7)	$(93)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$0.03	$(0.21)	$(0.01)	$(0.19)

Diluted (1)	$0.03	$(0.21)	$(0.01)	$(0.19)

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the cash flows from operating activities for the nine months ended September 30, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As Originally Reported	Effect of DAC Change	Effect of Reserve Change	As Currently Reported
Cash flows from operating activities:
Net income	$121	$(101)	$(7)	$13
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(71)	—	—	(71)
Net investment losses	225	—	—	225
Charges assessed to policyholders	(507)	—	—	(507)
Acquisition costs deferred	(686)	201	—	(485)
Amortization of deferred acquisition costs and intangibles	572	(107)	—	465
Deferred income taxes	(158)	7	(4)	(155)
Net increase in trading securities, held-for-sale investments and derivative instruments	795	—	—	795
Stock-based compensation expense	23	—	—	23
Change in certain assets and liabilities:
Accrued investment income and other assets	(152)	—	—	(152)
Insurance reserves	1,942	—	11	1,953
Current tax liabilities	8	—	—	8
Other liabilities and policy-related balances	(80)	—	—	(80)

Net cash from operating activities	$2,032	$—	$—	$2,032

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the balance sheet as of September 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Assets
Total investments	$74,893	$74,893	$—
Cash and cash equivalents	3,741	3,741	—
Accrued investment income	746	746	—
Deferred acquisition costs	5,020	5,020	—
Intangible assets	488	488	—
Goodwill	1,128	1,128	—
Reinsurance recoverable	17,195	17,172	23
Other assets	1,010	1,010	—
Separate account assets	10,166	10,166	—

Total assets	$114,387	$114,364	$23

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$33,221	$32,997	$224
Policyholder account balances	26,449	26,449	—
Liability for policy and contract claims	7,545	7,545	—
Unearned premiums	4,291	4,291	—
Other liabilities	6,073	6,073	—
Borrowings related to securitization entities	353	353	—
Non-recourse funding obligations	2,325	2,325	—
Long-term borrowings	4,880	4,880	—
Deferred tax liability	1,437	1,508	(71)
Separate account liabilities	10,166	10,166	—

Total liabilities	96,740	96,587	153

Stockholders’ equity:
Class A common stock	1	1	—
Additional paid-in capital	12,162	12,162	—
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,641	2,641	—
Net unrealized gains (losses) on other-than-temporarily impaired securities	(88)	(88)	—

Net unrealized investment gains (losses)	2,553	2,553	—

Derivatives qualifying as hedges	2,011	2,011	—
Foreign currency translation and other adjustments	659	659	—

Total accumulated other comprehensive income (loss)	5,223	5,223	—
Retained earnings	1,741	1,871	(130)
Treasury stock, at cost	(2,700)	(2,700)	—

Total Genworth Financial, Inc.’s stockholders’ equity	16,427	16,557	(130)
Noncontrolling interests	1,220	1,220	—

Total stockholders’ equity	17,647	17,777	(130)

Total liabilities and stockholders’ equity	$114,387	$114,364	$23

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the three months ended September 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Revenues:
Premiums	$1,311	$1,311	$—
Net investment income	825	825	—
Net investment gains (losses)	9	9	—
Insurance and investment product fees and other	391	391	—

Total revenues	2,536	2,536	—

Benefits and expenses:
Benefits and other changes in policy reserves	1,363	1,356	7
Interest credited	193	193	—
Acquisition and operating expenses, net of deferrals	504	504	—
Amortization of deferred acquisition costs and intangibles	162	162	—
Goodwill impairment	89	89	—
Interest expense	126	126	—

Total benefits and expenses	2,437	2,430	7

Income before income taxes	99	106	(7)
Provision for income taxes	29	32	(3)

Net income	70	74	(4)
Less: net income attributable to noncontrolling interests	36	36	—

Net income available to Genworth Financial, Inc.’s common stockholders	$34	$38	$(4)

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.07	$0.08	$(0.01)

Diluted	$0.07	$0.08	$(0.01)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the income statement for the nine months ended September 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Revenues:
Premiums	$3,720	$3,720	$—
Net investment income	2,503	2,503	—
Net investment gains (losses)	10	10	—
Insurance and investment product fees and other	1,252	1,252	—

Total revenues	7,485	7,485	—

Benefits and expenses:
Benefits and other changes in policy reserves	3,977	3,961	16
Interest credited	582	582	—
Acquisition and operating expenses, net of deferrals	1,536	1,536	—
Amortization of deferred acquisition costs and intangibles	582	582	—
Goodwill impairment	89	89	—
Interest expense	352	352	—

Total benefits and expenses	7,118	7,102	16

Income before income taxes	367	383	(16)
Provision for income taxes	108	114	(6)

Net income	259	269	(10)
Less: net income attributable to noncontrolling interests	102	102	—

Net income available to Genworth Financial, Inc.’s common stockholders	$157	$167	$(10)

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.32	$0.34	$(0.02)

Diluted	$0.32	$0.34	$(0.02)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the net cash flows from operating activities for the nine months ended September 30, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As Reported Under New Policy	As Computed Under Previous Policy	Effect of Change
Cash flows from operating activities:
Net income	$259	$269	$(10)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(59)	(59)	—
Net investment gains	(10)	(10)	—
Charges assessed to policyholders	(590)	(590)	—
Acquisition costs deferred	(456)	(456)	—
Amortization of deferred acquisition costs and intangibles	582	582	—
Goodwill impairment	89	89	—
Deferred income taxes	14	20	(6)
Gain on sale of subsidiary	(15)	(15)	—
Net increase in trading securities, held-for-sale investments and derivative instruments	66	66	—
Stock-based compensation expense	20	20	—
Change in certain assets and liabilities:
Accrued investment income and other assets	(160)	(160)	—
Insurance reserves	1,672	1,656	16
Current tax liabilities	(190)	(190)	—
Other liabilities and policy-related balances	(795)	(795)	—

Net cash from operating activities	$427	$427	$—

Accounting Pronouncements Not Yet Adopted

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance permits the use of a qualitative assessment prior to, and potentially instead of, the quantitative impairment test for indefinite-lived intangible assets. This new accounting guidance has an effective date of January 1, 2013, with early adoption permitted in certain circumstances. We do not expect the adoption of this accounting guidance to have an impact on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2012	2011	2012	2011
Net income	$70	$20	$259	$13
Less: net income attributable to noncontrolling interests	36	36	102	106

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$34	$(16)	$157	$(93)

Basic per common share:
Net income	$0.14	$0.04	$0.53	$0.03
Less: net income attributable to noncontrolling interests	0.07	0.07	0.21	0.22

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.07	$(0.03)	$0.32	$(0.19)

Diluted per common share:
Net income	$0.14	$0.04	$0.52	$0.03
Less: net income attributable to noncontrolling interests	0.07	0.07	0.21	0.22

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (1)	$0.07	$(0.03)	$0.32	$(0.19)

Weighted-average shares used in basic earnings per common share calculations	491.7	490.8	491.5	490.5
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.2	—	3.0	—

Weighted-average shares used in diluted earnings per common share calculations (2)	493.9	490.8	494.5	490.5

(1)	May not total due to whole number calculation.
(2)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2011, we were required to use basic weighted-average common shares outstanding in the calculation for the three and nine months ended September 30, 2011 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.7 million and 3.2 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2011, dilutive potential common shares would have been 492.5 million and 493.7 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Fixed maturity securities—taxable	$659	$669	$1,988	$2,032
Fixed maturity securities—non-taxable	2	8	9	29
Commercial mortgage loans	87	89	256	273
Restricted commercial mortgage loans related to securitization entities	8	11	24	30
Equity securities	4	3	14	16
Other invested assets	48	42	157	131
Policy loans	31	30	93	89
Cash, cash equivalents and short-term investments	8	12	28	24

Gross investment income before expenses and fees	847	864	2,569	2,624
Expenses and fees	(22)	(22)	(66)	(71)

Net investment income	$825	$842	$2,503	$2,553

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Available-for-sale securities:
Realized gains	$28	$59	$112	$113
Realized losses	(14)	(23)	(79)	(88)

Net realized gains (losses) on available-for-sale securities	14	36	33	25

Impairments:
Total other-than-temporary impairments	(26)	(39)	(84)	(98)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(3)	(13)	(1)	(16)

Net other-than-temporary impairments	(29)	(52)	(85)	(114)

Trading securities	14	11	21	36
Commercial mortgage loans	2	3	7	4
Net gains (losses) related to securitization entities	18	(57)	48	(52)
Derivative instruments (1)	(2)	(76)	(4)	(101)
Contingent consideration adjustment	(8)	(22)	(10)	(23)

Net investment gains (losses)	$9	$(157)	$10	$(225)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2012 and 2011 was $228 million and $263 million, respectively, which was approximately 96% and 93%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2012 and 2011 was $911 million and $954 million, respectively, which was approximately 93% of book value for both periods.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Beginning balance	$588	$726	$646	$784
Additions:
Other-than-temporary impairments not previously recognized	5	27	13	31
Increases related to other-than-temporary impairments previously recognized	10	24	42	72
Reductions:
Securities sold, paid down or disposed	(66)	(58)	(164)	(168)

Ending balance	$537	$719	$537	$719

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2012	December 31, 2011
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$5,925	$3,742
Equity securities	24	5
Other invested assets	(23)	(30)

Subtotal	5,926	3,717
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,867)	(1,303)
Income taxes, net	(1,412)	(840)

Net unrealized investment gains (losses)	2,647	1,574
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	94	89

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,553	$1,485

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2012	2011
Beginning balance	$2,016	$264
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,040	2,365
Adjustment to deferred acquisition costs	(39)	(41)
Adjustment to present value of future profits	11	(61)
Adjustment to sales inducements	(17)	6
Adjustment to benefit reserves	(171)	(369)
Provision for income taxes	(288)	(665)

Change in unrealized gains (losses) on investment securities	536	1,235
Reclassification adjustments to net investment (gains) losses, net of taxes of $(6) and $(5)	9	11

Change in net unrealized investment gains (losses)	545	1,246
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	8	29

Ending balance	$2,553	$1,481

	As of or for the nine months ended September 30,
(Amounts in millions)	2012	2011
Beginning balance	$1,485	$(80)
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,157	2,932
Adjustment to deferred acquisition costs	(138)	(89)
Adjustment to present value of future profits	(11)	(77)
Adjustment to sales inducements	(31)	(1)
Adjustment to benefit reserves	(384)	(400)
Provision for income taxes	(553)	(828)

Change in unrealized gains (losses) on investment securities	1,040	1,537
Reclassification adjustments to net investment (gains) losses, net of taxes of $(19) and $(31)	33	58

Change in net unrealized investment gains (losses)	1,073	1,595
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	5	34

Ending balance	$2,553	$1,481

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of September 30, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,448	$1,060	$—	$(5)	$—	$5,503
Tax-exempt	328	17	—	(43)	—	302
Government—non-U.S.	2,315	260	—	(1)	—	2,574
U.S. corporate	23,062	3,368	20	(144)	—	26,306
Corporate—non-U.S.	14,256	1,190	—	(78)	—	15,368
Residential mortgage-backed	5,837	562	12	(150)	(142)	6,119
Commercial mortgage-backed	3,240	185	4	(112)	(31)	3,286
Other asset-backed	2,799	44	—	(86)	(1)	2,756

Total fixed maturity securities	56,285	6,686	36	(619)	(174)	62,214
Equity securities	499	32	—	(7)	—	524

Total available-for-sale securities	$56,784	$6,718	$36	$(626)	$(174)	$62,738

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2012:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$303	$(5)	7	$—	$—	—	$303	$(5)	7
Tax-exempt	—	—	—	129	(43)	15	129	(43)	15
Government—non-U.S.	—	—	—	57	(1)	10	57	(1)	10
U.S. corporate	382	(11)	72	938	(133)	91	1,320	(144)	163
Corporate—non-U.S.	468	(13)	90	625	(65)	61	1,093	(78)	151
Residential mortgage- backed	120	(2)	22	577	(290)	304	697	(292)	326
Commercial mortgage-backed	—	—	—	830	(143)	150	830	(143)	150
Other asset-backed	141	(1)	31	185	(86)	20	326	(87)	51

Subtotal, fixed maturity securities	1,414	(32)	222	3,341	(761)	651	4,755	(793)	873
Equity securities	91	(5)	40	31	(2)	20	122	(7)	60

Total for securities in an unrealized loss position	$1,505	$(37)	262	$3,372	$(763)	671	$4,877	$(800)	933

% Below cost—fixed maturity securities:
<20% Below cost	$1,405	$(30)	216	$2,434	$(198)	371	$3,839	$(228)	587
20%-50% Below cost	9	(2)	6	842	(385)	188	851	(387)	194
>50% Below cost	—	—	—	65	(178)	92	65	(178)	92

Total fixed maturity securities	1,414	(32)	222	3,341	(761)	651	4,755	(793)	873

% Below cost—equity securities:
<20% Below cost	87	(4)	39	28	(1)	19	115	(5)	58
20%-50% Below cost	4	(1)	1	3	(1)	1	7	(2)	2

Total equity securities	91	(5)	40	31	(2)	20	122	(7)	60

Total for securities in an unrealized loss position	$1,505	$(37)	262	$3,372	$(763)	671	$4,877	$(800)	933

Investment grade	$1,283	$(22)	203	$2,173	$(293)	308	$3,456	$(315)	511
Below investment grade (3)	222	(15)	59	1,199	(470)	363	1,421	(485)	422

Total for securities in an unrealized loss position	$1,505	$(37)	262	$3,372	$(763)	671	$4,877	$(800)	933

(1)	Amounts included $174 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $174 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $171 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 2% as of September 30, 2012.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $198 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 62% of the unrealized losses were related to investment grade securities as of September 30, 2012. These unrealized losses were attributable to lower credit ratings for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector as well as mortgage-backed and asset-backed securities. The average fair value percentage below cost for these securities was approximately 7% as of September 30, 2012. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of September 30, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$114	$(40)	5%	10	$—	$—	—%	—
U.S. corporate	138	(44)	6	7	—	—	—	—
Corporate—non-U.S.	29	(17)	2	8	2	(2)	—	1
Structured securities:
Residential mortgage-backed	38	(22)	3	17	6	(12)	2	10
Commercial mortgage-backed	18	(7)	1	6	—	(1)	—	1
Other asset-backed	38	(26)	3	4	—	—	—	—

Total structured securities	94	(55)	7	27	6	(13)	2	11

Total	$375	$(156)	20%	52	$8	$(15)	2%	12

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$80	$(32)	4%	7	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	221	(112)	14	95	40	(124)	16	67
Commercial mortgage-backed	117	(49)	6	31	7	(23)	3	10
Other asset-backed	49	(36)	5	3	10	(16)	2	3

Total structured securities	387	(197)	25	129	57	(163)	21	80

Total	$467	$(229)	29%	136	$57	$(163)	21%	80

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See the following for further discussion of gross unrealized losses by asset class.

Tax-Exempt Securities

As indicated in the table above, $40 million of gross unrealized losses were related to tax-exempt securities that have been in a continuous unrealized loss position for more than 12 months and were more than 20% below cost. The unrealized losses for tax-exempt securities represent municipal bonds that were diversified by state as well as municipality or political subdivision within those states. Of these tax-exempt securities, the average unrealized loss was approximately $4 million which represented an average of 26% below cost. The unrealized losses continue to persist due to a combination of below market spreads, very low coupons, along with economic uncertainty related to special revenues supporting these obligations, as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, certain of these securities have been negatively impacted as a result of ratings downgrades of certain bond insurers associated with the security. In our analysis of impairment for these securities, we expect to recover our amortized cost from the cash flows of the underlying securities before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of these securities and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of September 30, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$136	$(52)	7%	14	$2	$(2)	—%	1
Consumer-non-cyclical	31	(9)	1	1	—	—	—	—

Total	$167	$(61)	8%	15	$2	$(2)	—%	1

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$66	$(23)	3%	4	$—	$—	—%	—
Consumer-non-cyclical	11	(8)	1	2	—	—	—	—
Transportation	3	(1)	—	1	—	—	—	—

Total	$80	$(32)	4%	7	$—	$—	—%	—

Of the total unrealized losses of $95 million for corporate fixed maturity securities presented in the preceding tables, $77 million, or 81%, of the unrealized losses related to issuers in the finance and insurance sector that were 50% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of September 30, 2012. Of the $77 million of unrealized losses related to the finance and insurance industry, $71 million related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Structured Securities

Of the $428 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $148 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of September 30, 2012.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$3,058	$3,097
Due after one year through five years	10,639	11,162
Due after five years through ten years	10,916	12,009
Due after ten years	19,796	23,785

Subtotal	44,409	50,053
Residential mortgage-backed	5,837	6,119
Commercial mortgage-backed	3,240	3,286
Other asset-backed	2,799	2,756

Total	$56,285	$62,214

As of September 30, 2012, $4,782 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2012, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 23%, 20% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of September 30, 2012, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,882	32%	$1,898	31%
Industrial	1,633	27	1,707	28
Office	1,533	26	1,590	26
Apartments	578	10	641	10
Mixed use/other	277	5	304	5

Subtotal	5,903	100%	6,140	100%

Unamortized balance of loan origination fees and costs	2		3
Allowance for losses	(44)		(51)

Total	$5,861		$6,092

	September 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,619	27%	$1,631	27%
Pacific	1,526	26	1,539	25
Middle Atlantic	710	12	734	12
East North Central	513	9	557	9
Mountain	442	7	497	8
New England	342	6	388	6
West North Central	339	6	337	5
West South Central	260	4	298	5
East South Central	152	3	159	3

Subtotal	5,903	100%	6,140	100%

Unamortized balance of loan origination fees and costs	2		3
Allowance for losses	(44)		(51)

Total	$5,861		$6,092

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2012
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$7	$3	$3	$13	$1,869	$1,882
Industrial	—	—	—	—	1,633	1,633
Office	—	—	4	4	1,529	1,533
Apartments	—	—	2	2	576	578
Mixed use/other	67	—	—	67	210	277

Total recorded investment	$74	$3	$9	$86	$5,817	$5,903

% of total commercial mortgage loans	1%	—%	—%	1%	99%	100%

	December 31, 2011
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$107	$—	$—	$107	$1,791	$1,898
Industrial	3	—	—	3	1,704	1,707
Office	4	3	15	22	1,568	1,590
Apartments	—	—	—	—	641	641
Mixed use/other	1	—	—	1	303	304

Total recorded investment	$115	$3	$15	$133	$6,007	$6,140

% of total commercial mortgage loans	2%	—%	—%	2%	98%	100%

As of September 30, 2012 and December 31, 2011, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on nonaccrual status as of September 30, 2012 and December 31, 2011.

As of and for the nine months ended September 30, 2012 and the year ended December 31, 2011, we modified or extended 30 and 39 commercial mortgage loans, respectively, with a total carrying value of $197 million and $252 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings. As of and for the year ended December 31, 2011, we modified or extended one commercial mortgage loan with a total carrying value of $3 million that was considered a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default penalties and fees. This troubled debt restructuring did not result in any forgiveness in the outstanding principal amount owed by the borrower or a change to the original contractual interest rate.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Allowance for credit losses:
Beginning balance	$46	$57	$51	$59
Charge-offs	(3)	—	(4)	(5)
Recoveries	—	—	—	—
Provision	1	(3)	(3)	—

Ending balance	$44	$54	$44	$54

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$44	$54	$44	$54

Recorded investment:
Ending balance	$5,903	$6,321	$5,903	$6,321

Ending balance of individually impaired loans	$8	$13	$8	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,895	$6,308	$5,895	$6,308

As of September 30, 2012, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $8 million, an unpaid principal balance of $11 million, charge-offs of $3 million and an average recorded investment of $4 million. As of December 31, 2011, we had individually impaired commercial mortgage loans included within the office property type with a recorded investment of $10 million, an unpaid principal balance of $13 million, charge-offs of $3 million and an average recorded investment of $10 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$560	$298	$809	$177	$38	$1,882
Industrial	528	244	600	220	41	1,633
Office	361	236	598	277	61	1,533
Apartments	188	143	203	29	15	578
Mixed use/other	70	32	88	81	6	277

Total	$1,707	$953	$2,298	$784	$161	$5,903

% of total	29%	16%	39%	13%	3%	100%

Weighted-average debt service coverage ratio	2.14	1.73	2.13	1.55	1.14	1.97

(1)

Included $8 million of impaired loans and $153 million of loans in good standing, with a total weighted-average loan-to-value of 144%, where borrowers continued to make timely payments and have no history of delinquencies or distress.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$110	$298	$388	$573	$408	$1,777
Industrial	187	149	343	643	305	1,627
Office	148	172	309	494	326	1,449
Apartments	9	51	90	287	141	578
Mixed use/other	33	21	38	67	51	210

Total	$487	$691	$1,168	$2,064	$1,231	$5,641

% of total	9%	12%	21%	36%	22%	100%

Weighted-average loan-to-value	83%	71%	65%	60%	45%	61%

	December 31, 2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$91	$322	$445	$595	$340	$1,793
Industrial	197	238	278	652	334	1,699
Office	188	130	341	395	452	1,506
Apartments	15	80	76	295	174	640
Mixed use/other	22	23	53	61	59	218

Total	$513	$793	$1,193	$1,998	$1,359	$5,856

% of total	9%	14%	20%	34%	23%	100%

Weighted-average loan-to-value	86%	72%	68%	59%	50%	63%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$104	$105
Industrial	—	—	—	—	6	6
Office	—	—	8	—	76	84
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	67	67

Total	$—	$—	$9	$—	$253	$262

% of total	—%	—%	3%	—%	97%	100%

Weighted-average loan-to-value	—%	—%	54%	—%	68%	67%

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

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	September 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$148	41%	$161	38%
Industrial	85	24	99	24
Office	66	18	86	21
Apartments	57	16	60	15
Mixed use/other	5	1	7	2

Subtotal	361	100%	413	100%

Allowance for losses	(2)		(2)

Total	$359		$411

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$132	37%	$146	35%
Pacific	62	17	74	18
Middle Atlantic	56	16	65	16
East North Central	36	10	42	10
West North Central	26	7	28	7
Mountain	22	6	28	7
East South Central	16	4	17	4
West South Central	11	3	12	3
New England	—	—	1	—

Subtotal	361	100%	413	100%

Allowance for losses	(2)		(2)

Total	$359		$411

Of our restricted commercial mortgage loans as of September 30, 2012, $357 million were current and $4 million were 31 to 60 days past due. As of September 30, 2012, we did not have any restricted commercial mortgage loans past due for more than 90 days and still accruing interest. Of our restricted commercial mortgage loans as of December 31, 2011, $408 million were current, $2 million were 61 to 90 days past due and $3 million were past due for more than 90 days and still accruing interest.

As of September 30, 2012, the total recorded investment of restricted commercial mortgage loans of $361 million related to loans not individually impaired that were evaluated collectively for impairment. As of December 31, 2011, loans not individually impaired that were evaluated collectively for impairment were $412 million of the total recorded investment of restricted commercial mortgage loans of $413 million. There was no provision for credit losses recorded during the three or nine months ended September 30, 2012 or 2011 related to restricted commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	September 30, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$134	$4	$7	$—	$3	$148
Industrial	80	—	3	2	—	85
Office	51	8	1	6	—	66
Apartments	32	4	21	—	—	57
Mixed use/other	5	—	—	—	—	5

Total recorded investments	$302	$16	$32	$8	$3	$361

% of total	83%	5%	9%	2%	1%	100%

Weighted-average debt service coverage ratio	1.78	1.38	1.14	0.86	0.54	1.68

	December 31, 2011
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$147	$9	$2	$—	$3	$161
Industrial	87	5	—	5	2	99
Office	63	9	6	6	2	86
Apartments	34	3	—	23	—	60
Mixed use/other	7	—	—	—	—	7

Total recorded investments	$338	$26	$8	$34	$7	$413

% of total	82%	6%	2%	8%	2%	100%

Weighted-average debt service coverage ratio	1.78	1.16	2.07	0.88	0.49	1.65

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	September 30, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$6	$16	$36	$40	$50	$148
Industrial	12	4	14	38	17	85
Office	5	23	14	12	12	66
Apartments	—	20	11	22	4	57
Mixed use/other	—	—	—	2	3	5

Total recorded investments	$23	$63	$75	$114	$86	$361

% of total	6%	17%	21%	32%	24%	100%

Weighted-average loan-to-value	51%	53%	37%	31%	29%	37%

	December 31, 2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$17	$49	$62	$28	$161
Industrial	15	10	21	23	30	99
Office	12	23	4	37	10	86
Apartments	12	14	7	22	5	60
Mixed use/other	—	—	—	2	5	7

Total recorded investments	$44	$64	$81	$146	$78	$413

% of total	10%	16%	20%	35%	19%	100%

Weighted-average loan-to-value	73%	48%	39%	36%	28%	41%

There were no floating rate restricted commercial mortgage loans as of September 30, 2012 or December 31, 2011.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$546	$602	Other liabilities	$2	$1
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	98	43
Foreign currency swaps	Other invested assets	1	—	Other liabilities	1	—
Forward bond purchase commitments	Other invested assets	68	47	Other liabilities	—	—

Total cash flow hedges		615	649		101	44

Fair value hedges:
Interest rate swaps	Other invested assets	19	43	Other liabilities	—	1
Foreign currency swaps	Other invested assets	29	32	Other liabilities	—	—

Total fair value hedges		48	75		—	1

Total derivatives designated as hedges		663	724		101	45

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	691	705	Other liabilities	352	374
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	29	28
Credit default swaps	Other invested assets	6	1	Other liabilities	9	59
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	136	177
Equity index options	Other invested assets	24	39	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	7	Other liabilities	7	4
Other foreign currency contracts	Other invested assets	—	9	Other liabilities	6	11
Reinsurance embedded derivatives (1)	Other assets	33	29	Other liabilities	—	—
GMWB embedded derivative	Reinsurance recoverable (2)	11	16	Policyholder account balances (3)	380	492
Fixed index annuity embedded derivatives	Other assets (4)	—	—	Policyholder account balances (4)	21	4

Total derivatives not designated as hedges		765	806		940	1,149

Total derivatives		$1,428	$1,530		$1,041	$1,194

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	September 30, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(2,082)	$10,317
Inflation indexed swaps	Notional	544	10	—	554
Foreign currency swaps	Notional	—	185	(75)	110
Forward bond purchase commitments	Notional	504	—	—	504

Total cash flow hedges		13,447	195	(2,157)	11,485

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(314)	725
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(314)	810

Total derivatives designated as hedges		14,571	195	(2,471)	12,295

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	2,530	(2,332)	7,398
Interest rate swaps related to securitization entities	Notional	117	—	(9)	108
Credit default swaps	Notional	1,110	100	(230)	980
Credit default swaps related to securitization entities	Notional	314	—	(2)	312
Equity index options	Notional	522	1,121	(592)	1,051
Financial futures	Notional	2,924	4,228	(5,110)	2,042
Equity return swaps	Notional	326	191	(342)	175
Other foreign currency contracts	Notional	779	358	(1,084)	53
Reinsurance embedded derivatives	Notional	228	53	—	281

Total derivatives not designated as hedges		13,520	8,581	(9,701)	12,400

Total derivatives		$28,091	$8,776	$(12,172)	$24,695

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	September 30, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,714	—	(2,010)	45,704
Fixed index annuity embedded derivatives	Policies	433	937	(10)	1,360

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We did not have any derivatives with counterparties that can be terminated at the option of the derivative counterparty as of September 30, 2012.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(83)	$9	Net investment income	$(6)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Forward bond purchase commitments	2	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	(23)	3	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)

Total	$(103)	$13		$(6)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1,529	$9	Net investment income	$49	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Forward bond purchase commitments	37	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	19	(3)	Net investment income	—	Net investment gains (losses)

Total	$1,585	$8		$49

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$60	$28	Net investment income	$(6)	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	22	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	(54)	(6)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Interest expense	—	Net investment gains (losses)

Total	$30	$25		$(6)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2011:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1,568	$19	Net investment income	$49	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	37	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	(8)	(24)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	4	(5)	Interest expense	—	Net investment gains (losses)

Total	$1,601	$(7)		$49

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2012	2011
Derivatives qualifying as effective accounting hedges as of July 1	$2,087	$943
Current period increases (decreases) in fair value, net of deferred taxes of $31 and $(563)	(72)	1,022
Reclassification to net (income) loss, net of deferred taxes of $9 and $3	(4)	(5)

Derivatives qualifying as effective accounting hedges as of September 30	$2,011	$1,960

	Nine months ended September 30,
(Amounts in millions)	2012	2011
Derivatives qualifying as effective accounting hedges as of January 1	$2,009	$924
Current period increases (decreases) in fair value, net of deferred taxes of $(12) and $(569)	18	1,032
Reclassification to net (income) loss, net of deferred taxes of $9 and $(3)	(16)	4

Derivatives qualifying as effective accounting hedges as of September 30	$2,011	$1,960

The total of derivatives designated as cash flow hedges of $2,011 million, net of taxes, recorded in stockholders’ equity as of September 30, 2012 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $33 million, net of taxes, is

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the nine months ended September 30, 2012 in connection with forecasted transactions that were no longer considered probable of occurring.

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended September 30, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$—	Net investment gains (losses)	$—	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(4)	Net investment gains (losses)	8	Interest credited	4	Net investment gains (losses)
Foreign currency swaps	—	Net investment gains (losses)	1	Interest credited	—	Net investment gains (losses)

Total	$(4)		$9		$4

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the nine months ended September 30, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(3)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(23)	Net investment gains (losses)	29	Interest credited	23	Net investment gains (losses)
Foreign currency swaps	(3)	Net investment gains (losses)	2	Interest credited	3	Net investment gains (losses)

Total	$(25)		$28		$25

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2012	2011
Interest rate swaps	$1	$9	Net investment gains (losses)
Interest rate swaps related to securitization entities	(1)	(12)	Net investment gains (losses)
Credit default swaps	25	(70)	Net investment gains (losses)
Credit default swaps related to securitization entities	20	(54)	Net investment gains (losses)
Equity index options	(17)	59	Net investment gains (losses)
Financial futures	(70)	266	Net investment gains (losses)
Equity return swaps	(11)	22	Net investment gains (losses)
Other foreign currency contracts	(2)	13	Net investment gains (losses)
Reinsurance embedded derivatives	(1)	27	Net investment gains (losses)
GMWB embedded derivatives	79	(454)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(1)	1	Net investment gains (losses)

Total derivatives not designated as hedges	$22	$(193)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2012	2011
Interest rate swaps	$18	$13	Net investment gains (losses)
Interest rate swaps related to securitization entities	(4)	(15)	Net investment gains (losses)
Credit default swaps	47	(67)	Net investment gains (losses)
Credit default swaps related to securitization entities	43	(49)	Net investment gains (losses)
Equity index options	(46)	31	Net investment gains (losses)
Financial futures	(109)	261	Net investment gains (losses)
Equity return swaps	(25)	12	Net investment gains (losses)
Other foreign currency contracts	(19)	—	Net investment gains (losses)
Reinsurance embedded derivatives	4	26	Net investment gains (losses)
GMWB embedded derivatives	132	(428)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(2)	1	Net investment gains (losses)

Total derivatives not designated as hedges	$39	$(215)

Derivative Counterparty Credit Risk

As of September 30, 2012 and December 31, 2011, net fair value assets by counterparty totaled $937 million and $1,027 million, respectively. As of September 30, 2012 and December 31, 2011, net fair value liabilities by counterparty totaled $193 million and $240 million, respectively. As of September 30, 2012 and December 31, 2011, we retained collateral of $1,010 million and $1,023 million, respectively, related to these agreements, including over collateralization of $95 million and $50 million, respectively, from certain counterparties. As of September 30, 2012 and December 31, 2011, we posted $24 million and $28 million, respectively, of collateral to derivative counterparties, including over collateralization of $1 million and $11 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of September 30, 2012 and December 31, 2011, we could have been allowed to claim up to $22 million and $54 million, respectively, from counterparties and required to disburse up to $5 million and $18 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2012			December 31, 2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures in less than one year	$5	$—	$—	$—	$—	$—
Matures after one year through five years	—	—	—	5	—	—
AA
Matures in less than one year	6	—	—	—	—	—
Matures after one year through five years	—	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures in less than one year	37	—	—	—	—	—
Matures after one year through five years	—	—	—	37	—	—
Matures after five years through ten years	10	—	—	10	—	1
BBB
Matures in less than one year	68	1	—	—	—	—
Matures after one year through five years	—	—	—	68	1	—
Matures after five years through ten years	24	—	—	24	—	1

Total credit default swaps on single name reference entities	$155	$1	$—	$155	$1	$2

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2012			December 31, 2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% – 15% matures after one year through five years (1)	$100	$—	$2	$—	$—	$—
9% – 12% matures in less than one year (2)	50	—	—	—	—	—
9% – 12% matures after one year through five years (2)	250	—	5	300	—	27
10% – 15% matures after one year through five years (3)	250	4	—	250	—	—
12% – 22% matures after five years through ten years (4)	48	—	2	248	—	28
15% – 30% matures after five years through ten years (5)	127	1	—	127	—	2

Total credit default swap index tranches	825	5	9	925	—	57

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (6)	12	—	5	14	—	7
Portion backing our interest maturing 2017 (7)	300	—	131	300	—	170

Total customized credit default swap index tranches related to securitization entities	312	—	136	314	—	177

Total credit default swaps on index tranches	$1,137	$5	$145	$1,239	$—	$234

(1)	The current attachment/detachment as of September 30, 2012 was 7% – 15%.
(2)	The current attachment/detachment as of September 30, 2012 and December 31, 2011 was 9% – 12%.
(3)	The current attachment/detachment as of September 30, 2012 and December 31, 2011 was 10% – 15%.
(4)	The current attachment/detachment as of September 30, 2012 and December 31, 2011 was 12% – 22%.
(5)	The current attachment/detachment as of September 30, 2012 and December 31, 2011 was 14.8% – 30.3%.
(6)	Original notional value was $39 million.
(7)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2012
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Level 1	Level 2	Level 3	Total
Assets:
Commercial mortgage loans		$(1)	$5,861	$—	$—	$6,380	$6,380
Restricted commercial mortgage loans		(1)	359	—	—	410	410
Other invested assets		(1)	250	—	134	123	257
Liabilities:
Long-term borrowings (2)		(1)	4,880	—	4,703	146	4,849
Non-recourse funding obligations (2)		(1)	2,325	—	—	1,567	1,567
Borrowings related to securitization entities		(1)	293	—	253	71	324
Investment contracts		(1)	18,581	—	1,027	18,689	19,716
Other firm commitments:
Commitments to fund limited partnerships	57		—	—	—	—	—
Ordinary course of business lending commitments	98		—	—	—	—	—

	December 31, 2011
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Level 1	Level 2	Level 3	Total
Assets:
Commercial mortgage loans		$(1)	$6,092	$—	$—	$6,500	$6,500
Restricted commercial mortgage loans		(1)	411	—	—	461	461
Other invested assets		(1)	786	—	658	137	795
Liabilities:
Long-term borrowings (2)		(1)	4,726	—	4,214	139	4,353
Non-recourse funding obligations (2)		(1)	3,256	—	—	2,160	2,160
Borrowings related to securitization entities		(1)	348	—	287	88	375
Investment contracts		(1)	18,880	—	1,356	18,325	19,681
Other firm commitments:
Commitments to fund limited partnerships	78		—	—	—	—	—
Ordinary course of business lending commitments	9		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 8 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	September 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$5,494	$—	$5,494	$—
Internal models	9	—	—	9

Total U.S. government, agencies and government-sponsored enterprises	5,503	—	5,494	9

Tax-exempt:
Pricing services	302	—	302	—

Total tax-exempt	302	—	302	—

Government—non-U.S.:
Pricing services	2,566	—	2,566	—
Internal models	8	—	—	8

Total government—non-U.S.	2,574	—	2,566	8

U.S. corporate:
Pricing services	23,298	—	23,298	—
Broker quotes	138	—	—	138
Internal models	2,870	—	259	2,611

Total U.S. corporate	26,306	—	23,557	2,749

Corporate—non-U.S.:
Pricing services	13,308	—	13,308	—
Broker quotes	62	—	—	62
Internal models	1,998	—	151	1,847

Total corporate—non-U.S.	15,368	—	13,459	1,909

Residential mortgage-backed:
Pricing services	5,995	—	5,995	—
Broker quotes	67	—	—	67
Internal models	57	—	—	57

Total residential mortgage-backed	6,119	—	5,995	124

Commercial mortgage-backed:
Pricing services	3,248	—	3,248	—
Broker quotes	15	—	—	15
Internal models	23	—	5	18

Total commercial mortgage-backed	3,286	—	3,253	33

Other asset-backed:
Pricing services	2,070	—	2,070	—
Broker quotes	643	—	—	643
Internal models	43	—	5	38

Total other asset-backed	2,756	—	2,075	681

Total fixed maturity securities	$62,214	$—	$56,701	$5,513

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of equity securities as of the dates indicated:

	September 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$425	$424	$1	$—
Broker quotes	3	—	—	3
Internal models	96	—	—	96

Total equity securities	$524	$424	$1	$99

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$263	$261	$2	$—
Broker quotes	6	—	—	6
Internal models	92	—	—	92

Total equity securities	$361	$261	$2	$98

The following tables summarize the primary sources of data considered when determining fair value of trading securities as of the dates indicated:

	September 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$496	$—	$496	$—
Broker quotes	194	—	—	194

Total trading securities	$690	$—	$496	$194

	December 31, 2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$524	$—	$524	$—
Broker quotes	264	—	—	264

Total trading securities	$788	$—	$524	$264

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2012 and December 31, 2011, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $97 million and $109 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,503	$—	$5,494	$9
Tax-exempt	302	—	302	—
Government—non-U.S.	2,574	—	2,566	8
U.S. corporate	26,306	—	23,557	2,749
Corporate—non-U.S.	15,368	—	13,459	1,909
Residential mortgage-backed	6,119	—	5,995	124
Commercial mortgage-backed	3,286	—	3,253	33
Other asset-backed	2,756	—	2,075	681

Total fixed maturity securities	62,214	—	56,701	5,513

Equity securities	524	424	1	99

Other invested assets:
Trading securities	690	—	496	194
Derivative assets:
Interest rate swaps	1,256	—	1,253	3
Foreign currency swaps	30	—	30	—
Credit default swaps	6	—	1	5
Equity index options	24	—	—	24
Forward bond purchase commitments	68	—	68	—

Total derivative assets	1,384	—	1,352	32

Securities lending collateral	181	—	181	—
Derivatives counterparty collateral	662	—	662	—

Total other invested assets	2,917	—	2,691	226

Restricted other invested assets related to securitization entities	393	—	199	194
Other assets:
Reinsurance embedded derivatives (1)	33	—	33	—
Contingent receivable	9	—	—	9

Total other assets	42	—	33	9

Reinsurance recoverable (2)	11	—	—	11
Separate account assets	10,166	10,166	—	—

Total assets	$76,267	$10,590	$59,625	$6,052

Liabilities
Policyholder account balances:
GMWB embedded derivatives (3)	$380	$—	$—	$380
Fixed index annuity embedded derivatives (4)	21	—	—	21

Total policyholder account balances	401	—	—	401

Other liabilities:
Contingent purchase price	31	—	—	31
Derivative liabilities:
Interest rate swaps	354	—	354	—
Interest rate swaps related to securitization entities	29	—	29	—
Inflation indexed swaps	98	—	98	—
Foreign currency swaps	1	—	1	—
Credit default swaps	9	—	—	9
Credit default swaps related to securitization entities	136	—	—	136
Equity return swaps	7	—	7	—
Other foreign currency contracts	6	—	6	—

Total derivative liabilities	640	—	495	145

Total other liabilities	671	—	495	176

Borrowings related to securitization entities	60	—	—	60

Total liabilities	$1,132	$—	$495	$637

(1)	Represents embedded derivatives associated with certain reinsurance agreements.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$10	$—	$—	$—	$—	$—	$—	$—	$(1)	$9	$—
Government—non-U.S.	9	—	—	—	—	—	(1)	—	—	8	—
U.S. corporate (1)	2,849	5	34	58	(4)	—	(92)	36	(137)	2,749	4
Corporate—non-U.S. (1)	1,864	2	17	106	—	—	(88)	8	—	1,909	—
Residential mortgage- backed	120	—	3	12	(12)	—	(9)	13	(3)	124	—
Commercial mortgage- backed	33	—	—	—	—	—	—	—	—	33	—
Other asset-backed	597	—	10	66	—	—	(25)	59	(26)	681	—

Total fixed maturity securities	5,482	7	64	242	(16)	—	(215)	116	(167)	5,513	4

Equity securities	96	—	—	4	(1)	—	—	—	—	99	—

Other invested assets:
Trading securities	284	6	—	—	(63)	—	(2)	—	(31)	194	5
Derivative assets:
Interest rate swaps	3	—	—	—	—	—	—	—	—	3	—
Credit default swaps	2	4	—	—	—	—	(1)	—	—	5	4
Equity index options	27	(17)	—	14	—	—	—	—	—	24	(17)

Total derivative assets	32	(13)	—	14	—	—	(1)	—	—	32	(13)

Total other invested assets	316	(7)	—	14	(63)	—	(3)	—	(31)	226	(8)

Restricted other invested assets related to securitization entities	192	2	—	—	—	—	—	—	—	194	1
Other assets:
Contingent receivable	17	(8)	—	—	—	—	—	—	—	9	(8)
Reinsurance recoverable (2)	15	(4)	—	—	—	—	—	—	—	11	(4)

Total Level 3 assets	$6,118	$(10)	$64	$260	$(80)	$—	$(218)	$116	$(198)	$6,052	$(15)

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

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of July 1, 2011	Total realized and unrealized gains (losses)						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$—	$(12)	$1	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	949	(21)	39	41	—	—	(7)	382	(33)	1,350	(21)
Corporate—non-U.S. (1)	371	(15)	30	—	—	—	(1)	20	(35)	370	(16)
Residential mortgage- backed	124	1	(7)	—	—	—	(12)	3	(2)	107	1
Commercial mortgage- backed	43	—	(1)	—	—	—	(2)	1	—	41	—
Other asset-backed	265	—	(4)	—	—	—	(6)	—	—	255	—

Total fixed maturity securities	1,766	(35)	57	41	—	—	(28)	406	(82)	2,125	(36)

Equity securities	106	—	(1)	—	(5)	—	—	—	—	100	—

Other invested assets:
Trading securities	291	(12)	—	—	—	—	(5)	—	—	274	(12)
Derivative assets:
Interest rate swaps	4	3	—	—	—	—	(1)	—	—	6	3
Credit default swaps	4	(4)	—	—	—	—	—	—	—	—	(4)
Equity index options	40	58	—	—	—	—	(36)	—	—	62	37

Total derivative assets	48	57	—	—	—	—	(37)	—	—	68	36

Total other invested assets	339	45	—	—	—	—	(42)	—	—	342	24

Restricted other invested assets related to securitization entities	175	(1)	—	—	—	—	—	—	—	174	(1)
Reinsurance recoverable (2)	(5)	26	—	—	—	—	—	—	—	21	26

Total Level 3 assets	$2,381	$35	$56	$41	$(5)	$—	$(70)	$406	$(82)	$2,762	$13

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$9	$(13)	$9	$—
Government—non-U.S.	10	—	—	—	—	—	(2)	—	—	8	—
U.S. corporate (1)	2,511	8	63	88	(22)	—	(129)	725	(495)	2,749	10
Corporate—non-U.S. (1)	1,284	2	28	189	(12)	—	(127)	692	(147)	1,909	1
Residential mortgage- backed	95	(1)	10	15	(12)	—	(23)	43	(3)	124	(1)
Commercial mortgage- backed	39	—	2	—	—	—	(1)	—	(7)	33	—
Other asset-backed	271	1	17	276	(22)	—	(60)	224	(26)	681	1

Total fixed maturity securities	4,223	10	120	568	(68)	—	(342)	1,693	(691)	5,513	11

Equity securities	98	1	(2)	9	(7)	—	—	—	—	99	—

Other invested assets:
Trading securities	264	11	—	34	(70)	—	(18)	4	(31)	194	12
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(2)	—	—	3	—
Credit default swaps	—	8	—	—	—	—	(3)	—	—	5	8
Equity index options	39	(46)	—	31	—	—	—	—	—	24	(42)
Other foreign currency contracts	9	(11)	—	3	—	—	(1)	—	—	—	(11)

Total derivative assets	53	(49)	—	34	—	—	(6)	—	—	32	(45)

Total other invested assets	317	(38)	—	68	(70)	—	(24)	4	(31)	226	(33)

Restricted other invested assets related to securitization entities	176	18	—	100	(100)	—	—	—	—	194	13
Other assets:
Contingent receivable	—	(7)	—	—	—	16	—	—	—	9	(7)
Reinsurance recoverable (2)	16	(7)	—	—	—	2	—	—	—	11	(7)

Total Level 3 assets	$4,830	$(23)	$118	$745	$(245)	$18	$(366)	$1,697	$(722)	$6,052	$(23)

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

(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)						Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$12	$(22)	$1	$—
Government—non-U.S.	1	—	—	—	—	—	—	—	—	1	—
U.S. corporate (1)	1,100	(13)	45	71	(5)	—	(70)	634	(412)	1,350	(13)
Corporate—non-U.S. (1)	368	(26)	27	40	(35)	—	(8)	225	(221)	370	(26)
Residential mortgage-backed	143	—	(15)	3	—	—	(24)	3	(3)	107	—
Commercial mortgage-backed	50	—	1	—	—	—	(11)	1	—	41	—
Other asset-backed	268	(1)	5	8	(8)	—	(32)	15	—	255	(1)

Total fixed maturity securities	1,941	(40)	63	122	(48)	—	(145)	890	(658)	2,125	(40)

Equity securities	87	1	—	24	(10)	—	(2)	—	—	100	—

Other invested assets:
Trading securities	329	4	—	5	(41)	—	(23)	—	—	274	4
Derivative assets:
Interest rate swaps	5	2	—	—	—	—	(1)	—	—	6	2
Credit default swaps	6	(6)	—	—	—	—	—	—	—	—	(6)
Equity index options	33	31	—	39	—	—	(41)	—	—	62	10

Total derivative assets	44	27	—	39	—	—	(42)	—	—	68	6

Total other invested assets	373	31	—	44	(41)	—	(65)	—	—	342	10

Restricted other invested assets related to securitization entities	171	3	—	—	—	—	—	—	—	174	3
Reinsurance recoverable (2)	(5)	24	—	—	—	2	—	—	—	21	24

Total Level 3 assets	$2,567	$19	$63	$190	$(99)	$2	$(212)	$890	$(658)	$2,762	$(3)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$8	$7	$22	$18
Net investment gains (losses)	(18)	28	(45)	1

Total	$(10)	$35	$(23)	$19

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$4	$7	$17	$19
Net investment gains (losses)	(19)	6	(40)	(22)

Total	$(15)	$13	$(23)	$(3)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$453	$(83)	$—	$—	$—	$10	$—	$—	$—	$380	$(81)
Fixed index annuity embedded derivatives (2)	10	1	—	—	—	10	—	—	—	21	1

Total policyholder account balances	463	(82)	—	—	—	20	—	—	—	401	(80)

Other liabilities:
Contingent purchase price	31	—	—	—	—	—	—	—	—	31	—
Derivative liabilities:
Credit default swaps	37	(19)	—	—	—	—	(9)	—	—	9	(19)
Credit default swaps related to securitization entities	155	(20)	—	1	—	—	—	—	—	136	(20)

Total derivative liabilities	192	(39)	—	1	—	—	(9)	—	—	145	(39)

Total other liabilities	223	(39)	—	1	—	—	(9)	—	—	176	(39)

Borrowings related to securitization entities	57	3	—	—	—	—	—	—	—	60	3

Total Level 3 liabilities	$743	$(118)	$—	$1	$—	$20	$(9)	$—	$—	$637	$(116)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of July 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$113	$480	$—	$—	$—	$9	$—	$—	$—	$602	$480
Fixed index annuity embedded derivatives (2)	5	(1)	—	—	—	—	—	—	—	4	(1)

Total policyholder account balances	118	479	—	—	—	9	—	—	—	606	479

Other liabilities:
Contingent purchase price	—	22	—	—	—	22	—	—	—	44	22
Derivative liabilities:
Credit default swaps	9	66	—	—	—	—	—	—	—	75	66
Credit default swaps related to securitization entities	126	54	—	—	—	—	—	—	—	180	54

Total derivative liabilities	135	120	—	—	—	—	—	—	—	255	120

Total other liabilities	135	142	—	—	—	22	—	—	—	299	142

Borrowings related to securitization entities	58	(10)	—	—	—	—	—	—	—	48	(10)

Total Level 3 liabilities	$311	$611	$—	$—	$—	$31	$—	$—	$—	$953	$611

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$492	$(139)	$—	$—	$—	$27	$—	$—	$—	$380	$(134)
Fixed index annuity embedded derivatives (2)	4	2	—	—	—	15	—	—	—	21	2

Total policyholder account balances	496	(137)	—	—	—	42	—	—	—	401	(132)

Other liabilities:
Contingent purchase price	46	3	—	—	—	—	(18)	—	—	31	3
Derivative liabilities:
Credit default swaps	57	(37)	—	2	—	—	(13)	—	—	9	(40)
Credit default swaps related to securitization entities	177	(43)	—	2	—	—	—	—	—	136	(43)

Total derivative liabilities	234	(80)	—	4	—	—	(13)	—	—	145	(83)

Total other liabilities	280	(77)	—	4	—	—	(31)	—	—	176	(80)

Borrowings related to securitization entities	48	12	—	—	—	—	—	—	—	60	12

Total Level 3 liabilities	$824	$(202)	$—	$4	$—	$42	$(31)	$—	$—	$637	$(200)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2011	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$121	$452	$—	$—	$—	$29	$—	$—	$—	$602	$452
Fixed index annuity embedded derivatives (2)	5	(1)	—	—	—	—	—	—	—	4	(1)

Total policyholder account balances	126	451	—	—	—	29	—	—	—	606	451

Other liabilities:
Contingent purchase price	—	23	—	—	—	21	—	—	—	44	23
Derivative liabilities:
Credit default swaps	7	66	—	3	—	—	(1)	—	—	75	66
Credit default swaps related to securitization entities	129	51	—	—	—	—	—	—	—	180	51
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	117	—	3	—	—	(4)	—	—	255	117

Total other liabilities	139	140	—	3	—	21	(4)	—	—	299	140

Borrowings related to securitization entities	51	(3)	—	—	—	—	—	—	—	48	(3)

Total Level 3 liabilities	$316	$588	$—	$3	$—	$50	$(4)	$—	$—	$953	$588

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

The following tables present the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(118)	611	(202)	588

Total	$(118)	$611	$(202)	$588

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(116)	611	(200)	588

Total	$(116)	$611	$(200)	$588

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2012:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Matrix pricing	$2,611	Credit spreads	63bps - 1,127bps (218bps)
Corporate—non-U.S.	Matrix pricing	1,847	Credit spreads	83bps - 376bps (204bps)
Derivative assets:
Interest rate swaps	Discounted cash flows	3	Interest rate volatility	25% - 35% (30%)
Credit default swaps (1)	Discounted cash flows	5	Credit spreads	15bps - 89bps (49bps)
Equity index options	Discounted cash flows	24	Equity index volatility	15% - 48% (30%)
Other assets:
Contingent receivable	Discounted cash flows	9	Discount rate	23%
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	—% - 97%
			Lapse rate	—% - 25%
			Non-performance risk
GMWB embedded			(credit spreads)	55bps - 90bps (80bps)
derivatives (2)	Stochastic cash flow model	380	Equity index volatility	19% - 25% (22%)
Fixed index annuity embedded derivatives (3)	Option budget method	21	Expected future interest credited	1% - 3% (2%)
Other liabilities:
Contingent purchase price	Discounted cash flows	31	Discount rate	23%
Derivative liabilities:
Credit default swaps (1)	Discounted cash flows	9	Credit spreads	158bps - 211bps (197bps)

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

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

As previously disclosed, beginning in December 2011, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in three putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Eight additional putative class actions, making similar allegations, have since been filed in which our mortgage insurance subsidiary is again named as one of numerous defendants. Those cases are captioned as follows: McCarn, et al. v. HSB, et al., United States District Court for the Eastern District of California; Manners, et al, v. First Third Bank, et al., United States District court for the Western District of Pennsylvania; Riddle, et al. v Bank of America, et al., United States District Court for the Eastern District of Pennsylvania; Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York; Barlee, et al. v. First Horizon National Corp., et al., United States District Court for the Eastern District of Pennsylvania; Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Middle District of Pennsylvania; Orange, et al. v. Wachovia Bank, N.A., et al., United States District Court for the Central District of California; and Hill et al. v. Flagstar Bank, FSB, et al., United States District Court for the Eastern District of Pennsylvania. The Rulison case was voluntarily dismissed by the plaintiffs. We intend to vigorously defend these remaining actions.

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

(b) Commitments

As of September 30, 2012, we were committed to fund $57 million in limited partnership investments and $98 million in U.S. commercial mortgage loan investments.

(8) Borrowings and Other Financings

Revolving Credit Facilities

We had two five-year revolving credit facilities of $930 million each, one that matured in May 2012 and the other in August 2012. We did not renew either of these facilities. These facilities had variable interest rates based on one-month London Interbank Offered Rate plus a margin. At the time of maturity, we had no borrowings under either of these facilities and no letters of credit outstanding. Any letters of credit that were previously outstanding under these facilities have been replaced via other arrangements. As of December 31, 2011, we had no borrowings under either of these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Recourse Funding Obligations

As of September 30, 2012, we had $2.3 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves.

During the three months ended September 30, 2012, as part of a life block transaction, we repurchased $270 million of non-recourse funding obligations issued by River Lake Insurance Company IV, our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $21 million. We also recorded higher after-tax amortization of deferred acquisition costs of $25 million reflecting loss recognition associated with a third-party reinsurance treaty plus additional expenses. The combined transactions resulted in a U.S. GAAP after-tax loss of $6 million in the three months ended September 30, 2012 which was included in our U.S. Life Insurance segment.

In January 2012, as part of a life block transaction, we repurchased $475 million of our non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”), our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of amortization of deferred acquisition costs, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million in the three months ended March 31, 2012 which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining non-recourse funding obligations issued by River Lake III of $176 million.

As of September 30, 2012 and December 31, 2011, the weighted-average interest rates on our non-recourse funding obligations were 1.29% and 1.41%, respectively.

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2012		2011		2012		2011
Pre-tax income	$99		$13		$367		$21

Statutory U.S. federal income tax rate	$35	35.0%	$5	35.0%	$128	35.0%	$7	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(1)	(1.1)	(1)	(9.0)	—	0.1	2	9.9
Benefit on tax favored investments	(3)	(3.5)	(12)	(93.9)	(5)	(1.5)	(13)	(60.5)
Effect of foreign operations	(21)	(21.6)	6	44.5	(40)	(10.9)	14	66.8
Sale of subsidiary	—	—	—	—	8	2.3	—	—
Non-deductible expenses	—	0.8	1	4.8	2	0.4	1	3.2
Interest on uncertain tax positions	(2)	(1.9)	(1)	(4.8)	(4)	(1.2)	—	(1.6)
Non-deductible goodwill	19	19.1	—	—	19	5.1	—	—
Other, net	2	2.5	(5)	(30.4)	—	0.1	(3)	(14.7)

Effective rate	$29	29.3%	$(7)	(53.8)%	$108	29.4%	$8	38.1%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2012, the increase in the effective tax rate compared to the prior year was primarily attributable to lower taxed foreign income, a goodwill impairment and tax favored investments.

For the nine months ended September 30, 2012, the decrease in the effective tax rate compared to the prior year was primarily attributable to lower taxed foreign income, partially offset by tax favored investments, a goodwill impairment and the sale of our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”).

Due to events that occurred during the nine months ended September 30, 2012, we recognized or settled approximately $183 million of previously unrecognized tax benefits. This had no impact on the effective tax rate. As of September 30, 2012, we had approximately $50 million of remaining unrecognized tax benefits.

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders.” We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the third quarter of 2012, we revised our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders to exclude goodwill impairments to better reflect the basis on which the performance of our business is internally assessed and to reflect management’s opinion that it is not indicative of overall operating trends. There was an $86 million after-tax goodwill impairment related to our lifestyle protection insurance business recorded in the third quarter of 2012. We also modified our definition to explicitly state that gains (losses) on the sale of businesses, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). There was a $15 million gain related to the sale of our tax and accounting financial advisor unit in the second quarter of 2012.

There were no infrequent or unusual items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented.

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Revenues:
U.S. Life Insurance segment:
Life insurance	$533	$532	$1,404	$1,545
Long-term care insurance	809	785	2,381	2,227
Fixed annuities	284	243	838	792

U.S. Life Insurance segment’s revenues	1,626	1,560	4,623	4,564

International Protection segment’s revenues	198	245	627	796

Wealth Management segment’s revenues	82	115	316	339

International Mortgage Insurance segment:
Canada	197	207	591	623
Australia	140	184	421	467
Other Countries	13	17	45	57

International Mortgage Insurance segment’s revenues	350	408	1,057	1,147

U.S. Mortgage Insurance segment’s revenues	154	171	513	518

Runoff segment’s revenues	92	18	289	363

Corporate and Other’s revenues	34	4	60	17

Total revenues	$2,536	$2,521	$7,485	$7,744

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
U.S. Life Insurance segment:
Life insurance	$22	$64	$58	$163
Long-term care insurance	45	17	94	71
Fixed annuities	19	21	62	60

U.S. Life Insurance segment’s net operating income	86	102	214	294

International Protection segment’s net operating income	8	22	16	72

Wealth Management segment’s net operating income	10	12	34	35

International Mortgage Insurance segment:
Canada	42	40	120	119
Australia	57	36	80	142
Other Countries	(5)	(8)	(23)	(16)

International Mortgage Insurance segment’s net operating income	94	68	177	245

U.S. Mortgage Insurance segment’s net operating loss	(38)	(79)	(106)	(417)

Runoff segment’s net operating income (loss)	9	(7)	38	12

Corporate and Other’s net operating loss	(48)	(56)	(141)	(217)

Net operating income	121	62	232	24
Net investment gains (losses), net of taxes and other adjustments	(1)	(78)	(4)	(117)
Goodwill impairment, net of taxes	(86)	—	(86)	—
Gain on sale of business, net of taxes	—	—	15	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	34	(16)	157	(93)
Add: net income attributable to noncontrolling interests	36	36	102	106

Net income	$70	$20	$259	$13

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2012	December 31, 2011
Assets:
U.S. Life Insurance	$79,499	$75,547
International Protection	2,220	2,375
Wealth Management	460	523
International Mortgage Insurance	10,233	9,643
U.S. Mortgage Insurance	2,491	2,966
Runoff	15,670	16,031
Corporate and Other	3,814	5,102

Total assets	$114,387	$112,187

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

(12) Goodwill

During the third quarter of 2012, we completed our annual goodwill impairment analysis based on data as of July 1, 2012. As a result of this analysis, we recorded a goodwill impairment related to our international protection reporting unit. For all other of our reporting units, there were no charges to income as a result of our annual goodwill impairment testing. We determined fair value for our international protection reporting unit using an income approach based on discounted cash flows, considering current market conditions, including the market environment in Europe and lower trading multiples of European financial services companies, and the impact of those conditions on our international protection reporting unit in a market transaction that may require a higher risk premium. As a result of our analysis, we determined the fair value of the reporting unit was below book value and determined the goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a goodwill impairment of $89 million for the write-off of all of the goodwill associated with our international protection reporting unit during the third quarter of 2012.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets; downgrades or potential downgrades in our financial strength or credit ratings; interest rate fluctuations and levels; adverse capital and credit market conditions; the impact of expiration of our credit facilities; the valuation of fixed maturity, equity and trading securities; defaults, downgrades or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; goodwill impairments; defaults by counterparties to reinsurance arrangements or derivative instruments; an adverse change in risk-based capital and other regulatory requirements; insufficiency of reserves; legal constraints on dividend distributions by our subsidiaries; competition; availability, affordability and adequacy of reinsurance; loss of key distribution partners; regulatory restrictions on our operations and changes in applicable laws and regulations; legal or regulatory investigations or actions; the failure of or any compromise of the security of our computer systems; the occurrence of natural or man-made disasters or a pandemic; the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in the accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; impairments of or valuation allowances against our deferred tax assets; changes in expected morbidity and mortality rate; accelerated amortization of deferred acquisition costs and present value of future profits; reputational risks as a result of rate increases on certain in-force long-term care insurance products; medical advances, such as genetic research and diagnostic imaging, and related legislation; unexpected changes in persistency rates; ability to continue to implement actions to mitigate the impact of statutory reserve requirements; the failure of demand for long-term care insurance to increase; political and economic instability or changes in government policies; foreign exchange rate fluctuations; unexpected changes in unemployment rates; unexpected increases in mortgage insurance default rates or severity of defaults; the significant portion of high loan-to-value insured international mortgage loans which generally result in more and larger claims than lower loan-to-value ratios; competition with government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; changes in international regulations reducing demand for mortgage insurance; increases in mortgage insurance default rates; failure to meet, or have waived to the extent needed, the minimum statutory capital requirements and hazardous financial condition standards; uncertain results of continued investigations of insured U.S. mortgage loans; possible rescissions of coverage and the results of objections to our rescissions; the extent to which loan modifications and other similar programs may provide benefits to us; unexpected changes in unemployment and underemployment rates in the United States; further deterioration in economic conditions or a further decline in home prices in the United States; problems associated with foreclosure process defects in the United States that may defer claim payments; changes to the role or structure of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”); competition with government-owned and government-sponsored enterprises offering U.S. mortgage insurance; changes in regulations that affect our U.S. mortgage insurance business; the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; increases in the use of alternatives to private mortgage insurance in the United States and reductions by lenders in the level of coverage they select; the impact of the use of reinsurance with reinsurance companies affiliated with U.S. mortgage lending customers; legal actions under the Real Estate Settlement Procedures Act of 1974 (“RESPA”); and potential liabilities in connection with our U.S. contract underwriting services;

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

Overview

Our business

We are a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We have the following operating segments:

•

U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life and long-term care insurance. For the three months ended September 30, 2012, our U.S. Life Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $85 million and $86 million, respectively. For the nine months ended September 30, 2012, our U.S. Life Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $196 million and $214 million, respectively.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the three months ended September 30, 2012, our International Protection segment had a net loss available to Genworth Financial, Inc.’s common stockholders of $77 million and net operating income available to Genworth Financial, Inc.’s common stockholders of $8 million. For the nine months ended September 30, 2012, our International Protection segment had a net loss available to Genworth Financial, Inc.’s common stockholders of $68 million and net operating income available to Genworth Financial, Inc.’s common stockholders of $16 million.

•

Wealth Management. We offer and manage a variety of wealth management services, including investments, advisor support and practice management services. For the three months ended September 30, 2012, our Wealth Management segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were both $10 million. For the nine months ended September 30, 2012, our Wealth Management segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $49 million and $34 million, respectively.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada, Australia, Mexico and multiple European countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a limited basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended September 30, 2012, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $93 million and $94 million, respectively. For the nine months ended September 30, 2012, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $183 million and $177 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the three months ended September 30, 2012, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were both $38 million. For the nine months ended September 30, 2012, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $89 million and $106 million, respectively.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business. For the three months ended September 30, 2012, our Runoff segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $11 million and $9 million, respectively. For the nine months ended September 30, 2012, our Runoff segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $52 million and $38 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments. For the three months ended September 30, 2012, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $50 million and $48 million, respectively. For the nine months ended September 30, 2012, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $166 million and $141 million, respectively.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Equity and credit markets improved and interest rate spreads were generally stable to tighter during the third quarter of 2012. Although global financial markets experienced some improvement during the first nine months of 2012, the European debt crisis and concerns regarding global economies continued to impact the rate of recovery.

The U.S. housing market reflected continuing stress and growing levels of foreclosures with variations in performance by sub-market, including signs of stabilization within certain regions while others declined. Unemployment and underemployment levels in the United States remained relatively constant with the fourth quarter of 2011 that experienced a slight decline in December 2011. We expect unemployment and underemployment levels in the United States to stabilize at elevated levels for an extended period and gradually decrease over time. In Canada, the overall housing market benefited from low interest rates and income and employment growth as unemployment levels decreased slightly from the start of 2012 and home prices remained stable. In Australia, the overall housing market improved during the third quarter of 2012 following modest declines in the first half of 2012 and in 2011. The growth in home prices was supported by a continuation of the first half of 2012 trend of improvements in affordability and consumer sentiment. Unemployment increased slightly in the third quarter of 2012 due to a marginal increase in workforce participation levels, with continued variations in regional trends. Europe overall remained a slow growth or declining environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity initiatives. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

Credit and investment markets. The tone of financial markets generally strengthened during the third quarter of 2012 with the implementation of, and expectation of continued, central bank support across major economies and no meaningful escalation of Eurozone economic distress. While market concerns regarding pending U.S. federal tax increases and spending cuts in late 2012 and early 2013, a slowdown in China’s economic activity and continued deterioration in European economies existed, these factors were outweighed by strongly positive market indicators related to price and volume patterns resulting from global Central Banks’ commitment to liquidity led by the U.S. Federal Reserve and the European Central Bank. As U.S. treasury yields remained at historically low levels, the relative stability in global markets led to strong investor demand for spread products. As a result, spreads tightened substantially across most fixed income asset classes. Supply was robust in most products, particularly in corporate bonds, and was met with very strong investor demand.

We recorded net other-than-temporary impairments of $29 million in the third quarter of 2012 compared to $52 million in the third quarter of 2011. While impairments related to corporate securities declined in the third quarter of 2012, impairments of structured securities in our investment portfolio were higher than in the prior year primarily related to our intent to sell certain securities. Although economic conditions may continue to negatively impact certain investment valuations, the underlying collateral associated with our securities that have not been impaired continues to perform.

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

Life insurance sales decreased 24% during the third quarter of 2012 compared to the same period in 2011 reflecting a decrease in sales of our term universal life insurance product. Sales of our term universal life insurance product reflected recent price increases and narrower product offerings as we manage our capital and return profile. Our universal life insurance sales increased slightly in the third quarter of 2012 compared to the prior year from a combination of enhanced sales and marketing strategies, consistent with efforts to shift our sales mix. Shifts in consumer demand, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting universal life insurance policies with secondary guarantees, could also affect our sales levels.

Throughout 2011, we experienced favorable mortality in our term life insurance products as compared to priced mortality assumptions. In 2012, while still favorable and within pricing, we experienced higher mortality than the prior year on our term and universal life insurance products. Our review of the claims creating this year over year increase in mortality suggested normal fluctuation. The majority of the higher mortality originated from policies within their level-period with claims below established reinsurance retention levels. Despite historically favorable experience, mortality levels can deviate each period from historical trends. In addition, while less severe in 2012 than in prior years, we have experienced lower persistency as compared to pricing assumptions for our 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies approach their post-level rate period and then moderate thereafter.

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

In 2011, the National Association of Insurance Commissioners (“NAIC”) formed a Joint Working Group to review the statutory reserve requirements of Regulation AXXX, also known as Actuarial Guideline 38 (“AG 38”), impacting certain universal life insurance policies with secondary guarantees. In March 2012, the NAIC adopted a framework to address these reserving issues, and subsequently retained an actuarial consultant to help resolve the framework’s proposal for addressing in-force business and business that would be written in an interim period until the adoption of a principles-based reserve approach. In September 2012, subsequent to public exposure and significant public comment, the NAIC adopted the Joint Working Group’s proposals for new and in-force business subject to AG 38 provisions. We are addressing these new business requirements through revised product offerings and increased utilization of reinsurance for our new business. Over time, there can be no assurance that there will continue to be affordable reinsurance available. With respect to the in-force requirements, we have determined that approximately 7% of our universal life insurance reserves are subject to the new regulations, which require additional reserve adequacy testing. While our analysis is not yet complete, we do not expect a significant financial impact related to the new reserving requirements on our in-force reserves subject to the new guidance.

On October 22, 2012, we announced changes to our life insurance portfolio designed to update and expand our product offerings, and further adjust pricing to reflect the current low interest rate market environment and the regulatory changes. In late October 2012, we launched a new traditional term life insurance product, which replaces our term universal life insurance product. In addition, effective November 12, 2012, we are streamlining our guaranteed universal life insurance portfolio by expanding and re-pricing certain product offerings. In 2013, we will continue to broaden our life insurance product mix and improve service delivery platforms. In particular, this will include the introduction of new linked-benefit offerings and new index universal life insurance products.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, morbidity, mortality, persistency, investment yields, expenses and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features and pricing, including the impact of in-force rate actions on distribution and consumer demand.

In July 2012, we introduced changes to our individual long-term care insurance product to improve profitability and reduce risk. Certain lifetime benefits coverages and limited pay options are no longer available, underwriting was further tightened, first-year commissions were lowered in certain channels and certain discounts were reduced or suspended effectively increasing average pricing by more than 20% on the products impacted. Our long-term care insurance sales increased 28% in the third quarter of 2012 compared to the same period in 2011 from increased sales prior to the implementation of these changes and new state launches of our enhanced Privileged Choice Flex product. In addition, we began filing for regulatory approval of a new product, scheduled for the first half of 2013 release, which will include several transformational concepts such as gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. We continue to implement new product pricing changes and have utilized reinsurance in the form of coinsurance to improve profitability and manage risk and limit capital allocated to this business. We are currently reinsuring on a 40% coinsurance basis our most recent individual long-term care insurance offerings.

The annual loss ratios of our long-term care insurance business have ranged from 65% to 70% over the last five years. However, we experience volatility in our loss ratios from period to period caused by variances in claim terminations, claim severity and changes in claims counts. In addition, we evaluate reserves and refine our estimates from time to time which may also cause volatility in operating results.

Given the continued low interest rate environment, we continue active asset-liability management including maintaining hedges on the majority of the next ten years of long-term care insurance product cash flows.

We continue pursuing initiatives to improve the risk and profitability profile of our long-term care insurance business including: new product issuance and service offerings; investing in care coordination capabilities; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts include evaluating the need for future in-force rate increases, where warranted, on older issued policies. In this regard, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. As of September 30, 2012, we have received approvals in 45 states which represent approximately 80% of the targeted premiums. In the third quarter of 2012, we initiated another round of long-term care insurance in-force premium rate increases with the goal of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies over the next five years. Subject to regulatory approval, this premium rate increase would generate approximately $200 million to $300 million of additional annual premiums when fully implemented. The goal of these rate actions is to mitigate losses on the older generation products and, on certain newer generation products which have generated positive operating earnings to date, help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected. As of October 26, 2012, this round of rate action had been filed in 18 states and we had approvals from two states. The state approval process of an in-force rate increase and the amount of the rate increase varies, and in certain states the decision to approve or decline can take up to two years. Upon approval, premium increases may only occur on an insured’s billing anniversary date. Therefore, the benefits of any rate increase may not be fully realized until the implementation is complete.

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

In fixed annuities, sales may fluctuate as a result of consumer demand, changes in interest rates, credit spreads, relative pricing, return on capital decisions, and our disciplined approach to managing risk. We have re-priced fixed annuities to maintain spreads and targeted returns. Looking ahead, we will continue to actively evaluate marketing and investment strategies in the event that interest rates change. We have targeted distributors and producers and maintained sales capabilities that align with our focused strategy. We expect to continue to build these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities.

Refinements of product offerings and related pricing, including use of reduced commission structures and disciplined investment strategies, support our target of achieving appropriate risk-adjusted returns. Sales in the third quarter of 2012 increased 45% compared to the second quarter of 2012 as low rate expectations, consistent with recent Federal Reserve positions, made fixed annuities a relatively attractive product. We expect declining sales during the remainder of 2012 as we continue our disciplined approach to product pricing and risk management.

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

Consumer lending levels remain challenged particularly given concerns regarding the European debt crisis. Unemployment rates in Europe trended upwards slightly during the third quarter of 2012 with regional variation. Additionally, we experienced negative European gross domestic product growth in the first nine months of 2012.

The profitability of our lifestyle protection insurance business improved in the third quarter of 2012 from the second quarter of 2012 as a result of improved underwriting margins driven by lower losses offsetting lower sales and premiums. New claim registrations decreased in the third quarter of 2012 from the second quarter of 2012 and were lower than the third quarter of 2011. We could see increases in losses if claim registrations increase particularly with continued rising unemployment in Europe. Our declining premiums resulted in a loss ratio of 22% for the nine months ended September 30, 2012 compared to 16% for the nine months ended September 30, 2011. The loss ratio was 18% in the third quarter of 2012 compared to 24% in the second quarter of 2012.

Sales decreased during the first nine months of 2012 compared to the same period in 2011 primarily in Southern Europe, most notably in Italy, mainly as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. Additionally, we have selectively exited client bank relationships where underwriting and loss development have not met our expectations. We are pursuing various targeted initiatives to increase sales in existing markets, with focus on distribution expansion, optimizing our product portfolio and selective new client acquisition within our risk profile. However, depending on the economic situation in Europe, we could experience additional declines in sales and ability to generate targeted growth in new sales.

With our focus on growth in select new markets and enhanced distribution capabilities, we expect these efforts, coupled with sound risk and cost management disciplines, will maintain or improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending in Europe.

During the third quarter of 2012, we completed our annual goodwill impairment analysis. As a result of current market conditions, including the market environment in Europe and lower trading multiples of European financial services companies, and the impact of those conditions on our international protection reporting unit in a market transaction that may require a higher risk premium, we recorded an after-tax goodwill impairment of $86 million for the write-off of all of the goodwill associated with our international protection reporting unit during the third quarter of 2012.

Wealth Management

Results of our wealth management business are impacted by the demand for asset management products and related support services, investment performance and equity market conditions.

Net flows in the third quarter of 2012 continued to remain negative primarily related to relative investment performance and changing product demand. In addition, we have experienced an increased competitive landscape. To partially offset this negative trend, throughout the third quarter of 2012, we have introduced product enhancements, more competitive pricing and continued efforts to streamline our operations. Depending upon the level of inflows related to customer investment in new products and the direction of equity and fixed-income markets in the future, we could see either positive or negative impacts on sales, net flows and assets under management.

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

In Canada, during 2011 and the first nine months of 2012, favorable economic conditions persisted with housing affordability benefiting from low interest rates and income and employment growth. Since September 2010, the Bank of Canada has maintained the overnight rate at 1.0% and we expect this rate to be maintained near this level for the remainder of 2012. The unemployment rate in Canada has gradually decreased during the last two years and this trend continued in the first half of 2012. During the third quarter of 2012, the unemployment rate remained relatively stable and we expect the unemployment rate to remain near current levels for the remainder of 2012. Additionally, average home prices have remained stable after increasing modestly during the first half of 2011. Average home prices remained flat on a year over year basis in the third quarter of 2012 after increasing slightly during the first half of 2012. We expect prices to remain stable for the remainder of 2012, as a balanced housing market persists.

In January 2011, the Canadian government announced new mortgage rules that became effective in March and April of 2011. These changes reduced the amount of flow new insurance written in 2011 compared to 2010 levels primarily due to a smaller market, particularly for high loan-to-value refinance transactions, which was partially offset by improved market penetration. In June 2012, the Canadian government announced further changes to the mortgage insurance eligibility rules that became effective in early July 2012. The new rules eliminate high loan-to-value refinancings and impose more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. As a result, we expect net written premiums to decrease in the fourth quarter of 2012.

During the first quarter of 2012, flow new insurance written in Canada remained lower than the fourth quarter of 2011 primarily from a decrease in the size of the high loan-to-value market and seasonal factors, which were partially offset by a slight improvement in our market penetration. During the second and third quarters of

2012, flow new insurance written improved from the first quarter of 2012 primarily from a seasonably larger mortgage insurance market. During the third quarter of 2012, flow new insurance written was at its highest level since the first quarter of 2010; however, this trend is not expected to continue. As of September 30, 2012, our 2010 and 2011 books of business represented 19% of our insurance in-force while our 2007 and 2008 book years, the two largest in our portfolio, together represented 26% of our insurance in-force. As our 2007 and 2008 book years are largely past their peak earnings period, earned premiums in Canada are expected to decline modestly in 2012 compared to 2011 reflecting earnings from the smaller 2009, 2010 and 2011 books of business.

During 2011, losses in Canada increased from levels experienced during 2010 despite improving overall economic conditions and stable housing markets. While the total number of delinquencies decreased during 2011, and we continued to realize benefits from our loss mitigation activities, overall losses increased as a result of higher severity on older books, particularly from Alberta. In Alberta, the economy and housing market have not fully recovered to pre-recession levels and continue to drive increased severity, although conditions have improved during the second half of 2011 and so far in 2012. At the end of the third quarter of 2012, Alberta had the lowest reported unemployment rate of all Canadian provinces at almost half of the national average. During the first quarter of 2012, losses were lower compared to the fourth quarter of 2011 and further decreased during the second and third quarters of 2012 as both the total number of delinquencies and the proportion of new delinquencies, net of cures, from Alberta continued to decline. These improvements were partially offset by increased severity on existing delinquencies. We expect our overall loss levels in Canada to remain consistent with current levels in the fourth quarter of 2012.

In June 2011, the Canadian government passed legislation, that when effective, will formalize existing mortgage insurance arrangements with private mortgage insurers and terminate the existing agreement with the Canadian government, including the elimination of the Canadian government guarantee fund. This legislation does not change the current government guarantee of 90% provided on mortgages we insure. We do not anticipate any significant impacts to our business as a result of this legislation; however, a full assessment of the impact on our business cannot be completed until the regulations are finalized.

In Australia, economic growth slowed during 2011 given the economic impact of pressures from higher interest rates, higher costs of living, higher exchange rates and cautious consumer spending. This was particularly the case in coastal tourism areas of Queensland where these pressures were exacerbated by the flooding in January 2011. During the first nine months of 2012, Australia experienced modest economic growth with some variation across sectors and regions, and interest rates decreased. The overall housing market in Australia remained flat during the first quarter of 2012 and declined slightly during the second quarter of 2012 after experiencing some modest home price declines in 2011. On a regional basis, variations were more pronounced, especially in Queensland and Western Australia where average home prices declined 7% and 6%, respectively, in 2011. During the third quarter of 2012, home prices increased across most regions reversing the decline in values during the first half of 2012 as both consumer sentiment and affordability from recent interest rate declines improved. We expect average national home prices to remain near current levels for the remainder of 2012. After a slight increase during 2011, unemployment levels stabilized during the first half of 2012. During the third quarter of 2012, the unemployment rate increased slightly due to a marginal increase in participation rates. We expect the unemployment rate to remain broadly consistent with current levels in the fourth quarter of 2012. Since the fourth quarter of 2011, the Reserve Bank of Australia has lowered the cash rate from 4.75% to 3.25%, in five separate decisions with the latest one being in October 2012, as Australian and global economic conditions have been somewhat weaker than expected.

Total mortgage market activity in Australia slowed during 2011 as consumers became more cautious about higher interest rates and global economic uncertainty together with the economic impact of natural disasters. Additionally, some lenders were slow to return to the high loan-to-value market. These factors resulted in a smaller high loan-to-value mortgage originations market. First-time home buyer transactions increased in late 2011 from improving consumer confidence and stable to declining interest rates in the fourth quarter of 2011. During the first quarter of 2012, flow new insurance written declined modestly from the fourth quarter of 2011, primarily from a smaller mortgage originations market as a result of the expiration of certain first-time home buyer concessions offered by local governments, and seasonal factors. During the second and third quarters of 2012, flow new insurance written improved to its highest levels since the first quarter of 2010; however, this trend is expected to moderate going forward. The primary drivers of the increase in flow new insurance written were a stronger high loan-to-value mortgage originations market driven by improved affordability from recent interest rate declines. As a result, we expect our level of flow new insurance written in 2012 to be higher than 2011 levels. As of September 30, 2012, our 2010 and 2011 books of business represented 18% of our insurance in-force while our 2007, 2008 and 2009 book years, the three largest in our portfolio, together represented 33% of our insurance in-force. We expect the pressure on our earned premiums, as the large 2007 to 2009 book years mature past their peak earnings period and subsequent smaller books season during 2012, to be largely offset by higher net premiums written based on a higher loan-to-value mix and pricing actions during the second quarter of 2012. Given this and changes in external reinsurance, we anticipate earned premiums during 2012 to remain similar to 2011 levels.

During 2011, losses began to increase following an improvement during 2010. This was mainly driven by higher interest rates, lower retail spending and higher reserves for claims anticipated from the natural disasters in early 2011, particularly the flooding in Queensland. As a result, there was an increase in the number of outstanding delinquencies and reserves as the cumulative impact of the factors noted previously exerted pressure on elements of the portfolio. Overall delinquencies and the delinquency rate peaked during the third quarter of 2011 and have since trended downward, ending the third quarter of 2012 at their lowest level since the start of 2010. This improvement was broad based across most regions, including Queensland. During the second half of 2011, we increased the intensity of our efforts to work with lenders to accelerate the processing of older delinquencies through to resolution. The extent of the rate of conversion from later stage delinquency to claim and higher average paid claim amounts during the first quarter of 2012 led to higher losses than previously anticipated. We now expect the higher rate of conversion to claim and average paid claims to continue at least through the remainder of 2012. The higher losses were most pronounced in sub-segments of the Queensland region, whose economy has been pressured, as well as our 2007 and 2008 vintages which have higher concentrations of self-employed borrowers. We strengthened loss reserves by $82 million during the first quarter of 2012 to reflect the adverse change in frequency and severity experience that emerged during that quarter. The reserve strengthening recognized that we expected to see an elevated number of claims paid and higher average claim amounts continue into at least the second and third quarters of 2012 before beginning to moderate toward the end of 2012. During the second and third quarters of 2012, as expected, we paid a high number of claims which also had a high average claim amount. Pressures from sub-segments of the Queensland region and our 2007 and 2008 vintages continued to be the primary drivers of losses in the second and third quarters of 2012, the impact of which was partly offset by lower new delinquencies, net of cures. We expect our overall loss levels in Australia during the remainder of the year to be similar to levels experienced during the third quarter of 2012.

On April 17, 2012, we announced a new timeframe (early 2013) for completing our planned minority IPO of up to 40% of our Australian mortgage insurance business, which was originally expected to occur during 2012. Executing a partial sale of our Australia mortgage insurance business remains a key goal in reducing our exposure to mortgage insurance risk and generating capital. While the performance of the business is recovering, the increasing regulatory capital expectations and uncertain market conditions in Australia for IPOs can impact valuation and timing. Execution of an IPO is subject to market, valuation and regulatory considerations and we do not now expect an IPO to occur prior to late 2013.

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

The overall economic environment in Europe continued to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery and renewed concerns about an economic recession. While regional differences exist, the overall business climate and the economic growth outlook in Europe remain pressured from the combination of persistent high unemployment rates and low business and consumer confidence. As a result, we have seen increasing delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland, contributing to increased loss reserves in our European mortgage insurance business, which we expect to continue during the fourth quarter of 2012. Specifically in Ireland, which represents less than 1% of our international primary risk in-force, we experienced increasing delinquencies and reserves in the second half of 2011 and during the first quarter of 2012 driven by prolonged economic and housing market stress. While Ireland continues to be the primary driver of losses in Europe, there has been a sequential decrease in new delinquencies in each quarter of 2012. We are actively working with lenders and have significantly reduced our exposure and new business volumes from certain regions as we seek opportunities to manage and mitigate our risk profile in Europe.

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

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by unemployment, underemployment and other economic and housing market trends, interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies including seasonal variations, the inventory of unsold homes and lender modification and other servicing efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. This has resulted in rising foreclosures, more borrowers seeking loan modifications and elevated housing inventories which contributed to the downward pressure on home values. Overall, we believe that home values have reached their lowest levels and expect slow modest growth in these values through the remainder of 2012 and into 2013. At the same time, we also expect unemployment and underemployment levels to stabilize at elevated levels for an extended period and gradually decrease over time. Given the trends of new delinquencies, reserves, new insurance written, originations and mortgage insurance penetration, and assuming no significant deterioration in the U.S. housing market or material global economic downturns, we believe these drivers create the conditions for a return by our U.S. mortgage insurance business to profitability at some point in 2013.

Over recent periods, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, converged to drive a smaller mortgage origination market. Within the private mortgage insurance market, over recent periods the mortgage insurance penetration rate and overall market size was driven down by growth in Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. We saw the private mortgage insurance penetration rate remain essentially flat in the fourth quarter of 2011 and in the first quarter of 2012. However, given the effects of prior and ongoing FHA risk management actions, the private mortgage insurance penetration rate increased in the second and third quarters of 2012. This pattern has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Going forward, further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we still believe the industry can expect to regain market share over time. In November 2011, federal legislation was enacted that extended the authority of the FHA to insure loans with initial balances in amounts up to 125% of median area home prices of up to and including $729,750. With this new legislation in place, the FHA now has higher loan limits than do the GSEs in certain metropolitan statistical areas. Accordingly, this could give the FHA a competitive advantage over private mortgage insurance providers. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

Although the overall insured market size is expected to be larger compared to the prior year, we expect our U.S. mortgage insurance market share to be slightly lower in 2012 driven by the impact of competitor pricing and underwriting guidelines. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact. During the second quarter of 2012, we announced reduced pricing and expanded underwriting guidelines that over time are expected to increase our competiveness in the mortgage insurance market. As of September 30, 2012, the Home Affordable Refinance Program (“HARP”) production, which is up substantially over prior quarters, accounted for approximately $2.6 billion of insurance that is treated as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default.

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

Expanded efforts in the mortgage lending market to modify loans and improved performance of our second half of 2008 and the 2009, 2010 and 2011 book years compared with the performance of prior book years, resulted in continued reductions in delinquency levels through the third quarter of 2012. However, loan modification efforts remained challenged and aging of delinquencies continued to increase through 2011 and through the first nine months of 2012; moreover, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. If employment levels remain pressured, home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, during 2011 and through the first nine months of 2012, we have seen the level of loan modification actions moderating against the levels we experienced during the fourth quarter of 2010. We also saw evidence of low levels of modification activity outside of government programs and servicers distracted by various regulatory and legal actions. While we expect loan modifications to continue declining as delinquencies age, a significant reduction of these modifications would have an adverse impact on the ability of borrowers to cure a delinquent loan.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements, which occurred during the nine months ended September 30, 2012 resulted in a reduction of expected losses of $509 million compared to $420 million during the nine months ended September 30, 2011.

Workouts and loan modifications, which related to loans representing 2% of our primary risk in-force as of September 30, 2012, and occurred during the period then ended, resulted in a reduction of expected losses during the nine months ended September 30, 2012 of $270 million compared to $314 million during the nine months ended September 30, 2011. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. However, such borrower re-defaults currently remain stable and in line with current experience levels. In addition, pre-sales, claims administration and other non-cure workouts that occurred during the nine months ended September 30, 2012 resulted in a reduction of expected losses of $214 million compared to $70 million that occurred during the nine months ended September 30, 2011.

As a result of investigation activities on certain insured delinquent loans, we found some levels of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the nine months ended September 30, 2012 which reduced our expected losses at the time of rescission by $25 million compared to $36 million that occurred during the nine months ended September 30, 2011. We expect limited benefit from rescission actions in future periods.

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

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. For the nine months ended September 30, 2012, we recorded reinsurance recoveries of $35 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2004 through 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. While we continue to receive cash benefit from these captive arrangements at the time of claim payment, this level of benefit is expected to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward.

GEMICO continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), which is GEMICO’s domestic insurance regulator. Sixteen other states maintain similar risk-to-capital requirements. As of September 30, 2012 and December 31, 2011, GEMICO’s risk-to-capital ratio was approximately 35.1:1 and 32.9:1, respectively. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

As previously disclosed, notwithstanding its elevated risk-to-capital ratio, GEMICO continues to operate under state regulatory waivers or their equivalent where required. In the absence of such authority, we operate out of alternative mortgage insurance subsidiaries, all with the necessary state and GSE authority. In July 2012, North Carolina extended its waiver expiration date until July 31, 2014. In September 2012, the state of Kansas granted GEMICO a revocable waiver to its risk-to-capital requirement effective through July 31, 2014, with the result that 11 states are currently providing GEMICO with revocable waivers (or the equivalent) to their risk-to-capital requirements. Three of these states’ waivers have an expiration date earlier than July 31, 2014, and we are in the process of seeking additional extensions with those three states through July 31, 2014. These waivers (including from the NCDOI), their equivalents and other approvals remain revocable at the discretion of the applicable regulator or GSE.

New insurance written in North Carolina (and in the 34 states which do not impose their own risk-to-capital requirements where we operate as long as North Carolina permits us to operate) represented approximately 49% and 48%, respectively, of our total new insurance written for the nine months ended September 30, 2012 and 2011. New insurance written in the other ten states currently providing revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% and 34%, respectively, of total new insurance written for the nine months ended September 30, 2012 and 2011.

We plan to write new business through Genworth Residential Mortgage Assurance Corporation (“GRMAC”) in any other state that prohibits GEMICO from writing new business, and currently do so in four states (with one additional state being written out of Genworth Residential Mortgage Insurance Corporation of North Carolina), subject to the approval of applicable insurance regulators and the GSEs and subject to GRMAC continuing to satisfy its own regulatory requirements. The period during which GRMAC will continue to meet these requirements will in part be a function of the level of new business it writes which in turn will in part be a function of the number of states the company adds to GRMAC’s production, if any. In September 2012, Freddie

Mac and Fannie Mae extended their respective approvals through December 31, 2013. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth MI Canada Inc. (“Genworth Canada”)). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of considerations, including (i) the extent to which we are on track towards executing certain capital reallocation transactions to support the redeployment of capital for the benefit of our stockholders while maintaining appropriate risk buffers; (ii) our ongoing analyses of risk scenarios and the value and return on providing such capital support or pursuing other alternative arrangements or strategies; (iii) our assessment and understanding of the prospects for U.S. policy relating to housing finance, the use of private mortgage insurance or the GSEs; and (iv) our assessment of actions by competitors and the current views of the GSEs and state regulators. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. We continue to work with regulators and rating agencies to develop comprehensive solutions for our U.S. mortgage insurance business. Alternatives under consideration include internal reorganizations and potential newco structures. These alternatives could require some form of capital contribution, none of which is expected to be material to holding company target liquidity or buffers. These alternatives also do not rely on our capital generation plans, nor do they rely on additional contribution of shares of Genworth Canada. For a variety of reasons, there is no assurance that we will or will not provide additional capital to support our U.S. mortgage insurance subsidiaries in the future.

While our U.S. mortgage insurance business continues to write new business with expected profitable returns on an ongoing basis, we evaluated (i) the maintenance of ongoing operations and potential changes to the business as the private mortgage insurance and broader housing finance markets evolve; (ii) the prospects involved in ceasing to write new business but continuing to service the existing policies in-force (commonly referred to as “runoff”); and (iii) the merits and potential of entering into a strategic transaction involving the spinoff, merger or sale of our U.S. mortgage insurance operations. Key considerations taken into account by us in identifying and assessing alternatives included the efficiency of capital required in the short- and medium-term under each of these options; underlying embedded value within our U.S. mortgage insurance business; maximization of capital deployment flexibility; maintenance of adequate liquidity and financial flexibility; protection of the value, reputation, ratings and regulatory relationships of our U.S. mortgage insurance business and Genworth as a whole; and maximization of medium- to long-term shareholder value. Each alternative we considered included challenges and opportunities from a financial, operational, reputational and regulatory perspective. We will continue to monitor these considerations and alternatives on a go forward basis and our expectation currently is to continue operating our U.S. mortgage insurance business with the benefit of regulatory waivers and the use of alternative subsidiaries to generate additional flexibility to write new insurance written. We believe that a runoff, spin-off or sale of our U.S. mortgage insurance business or the amendment of our senior notes indenture to eliminate the risk of default in the event of certain bankruptcy or insolvency events related to our U.S. mortgage insurance business, are not the most beneficial options for shareholders at this time. We are seeking to address rating agency concerns and fulfill our commitment to pay all of our valid claims, while safeguarding liquidity, capital and shareholder value, by increasing financial flexibility for Genworth and our U.S. mortgage insurance business by reducing its dependency on our holding company, preserving holding company liquidity buffers and other liquid assets and sustaining our U.S. mortgage insurance business’s access to profitable new insurance written markets.

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

The results of our institutional products are impacted by scheduled maturities, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will largely mitigate this risk. While we do not actively sell institutional products, we may periodically issue funding agreements for asset-liability matching purposes.

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

Strategic Update

In October 2012, we announced developments to our strategy to enhance shareholder value. As part of our strategy, we have identified two core sets of businesses: (1) U.S. Life Insurance, which includes our life insurance, long-term care insurance and fixed annuities businesses and (2) Global Mortgage Insurance, which includes mortgage insurance in the United States, Canada, Australia and other markets. We have the following areas of focus: (1) rebalance the portfolio risk; (2) write profitable new business; (3) improve returns on the in-force business; and (4) support holding company liquidity and flexibility.

For our U.S. Life Insurance business, we believe the uninsured and underserved middle market for life insurance and the growing consumer need for long-term care position us for growth. For this segment, our primary focus is on increasing the value of the in-force business particularly through long-term care insurance in-force price actions and refinancing of our life reserves. We are also working to improve the new business profile of both our life and long-term care insurance products by managing sales, redesigning products to reduce risk, improving profitability and maximizing capital efficiency. Our goal is to position our life insurance subsidiaries to provide regular ordinary dividends to our holding company beginning in 2013.

In Global Mortgage Insurance, the developing U.S. housing market recovery and the continuing development of the housing markets in various international countries also provide opportunities for growth. We are working to rebalance business risk in mortgage insurance through the partial sale of our Australian mortgage insurance business, increasing the use of third-party reinsurance and managing our exposure in Europe as we will be limiting new sales to four countries. We remain focused on executing loss mitigation strategies, maintaining our distribution network and writing profitable new business. At the same time, we are actively pursuing solutions to reduce linkages and dependencies of our U.S. mortgage insurance business to our holding company.

We also identified certain businesses as non-core. The non-core businesses include: (1) International Protection; (2) Wealth Management; and (3) businesses included in our Runoff segment, which primarily include our variable annuity and institutional products. In our non-core businesses, we expect to manage new business to maintain or increase the value that can be realized, while generating cash and capital, for example, through an ultimate sale. In International Protection, we intend to maximize the embedded value of the overall business through re-sizing the current European franchise, while continuing to execute on growth opportunities in new markets. We are significantly narrowing the focus in Europe to key relationships, and using appropriate pricing to protect margins during the prolonged financial crisis. This will enable us to reduce corresponding infrastructure costs. We believe these changes will add to the embedded value of the business while maintaining significant dividends to the holding company, enhancing our ability to realize increased value from the potential sale of the business in the next two to three years and as economic and business conditions permit. Wealth Management is an attractive business, with a strong competitive position and continuing growth potential, and we believe it also can be a significant source of capital. We continue to invest in investment solutions and new capabilities to support the financial advisors we serve, and to increase the value of the business. We will also be evaluating opportunities to ultimately realize that value at the appropriate time.

We believe all of these actions support our goals of building strength and flexibility at the holding company. We are positioning our core businesses to pay consistent dividends, while generating cash and capital from our non-core businesses.

Ratings

On June 27, 2012, Moody’s downgraded the insurance financial strength rating of our U.S. life insurance subsidiaries to “A3” from “A2” with a stable outlook and placed our holding company and U.S. mortgage insurance business on review for downgrade. On September 28, 2012, Moody’s extended their review for potential downgrade of our senior unsecured debt rating and our U.S. mortgage insurance business. These actions may adversely impact our business in various ways, including resulting in lower sales, particularly for our life insurance businesses; however, we are currently managing statutory performance through lower sales in these businesses. Moody’s currently rates our senior debt “Baa3,” which is their lowest investment grade rating. Lowering our senior debt rating may adversely impact our ability to raise capital at competitive rates, including issuing debt, and may have other adverse commercial impacts. Our next debt maturity is $600 million in June 2014. According to Moody’s, the following could lead to a confirmation of the holding company’s ratings: 1) de-linkage from the U.S. mortgage insurance business so that a downside scenario would not impact holding company creditors or determination that a downside scenario would have a modest impact on the group; or 2) capital actions that enhance holding company financial flexibility without hurting long-term earnings power of the company. On the other hand, the following could result in a downgrade of the holding company’s ratings: 1) failure to de-link the U.S. mortgage insurance business from holding company creditors or determination that a downside scenario would have more than a modest impact on the group; or 2) failure to take capital actions that enhance holding company financial flexibility without hurting long-term earnings power of the company. We continue to work with Moody’s on their rating evaluation of our holding company and our U.S. mortgage insurance business. We are pursuing various plans to manage our U.S. mortgage insurance business and its linkages and dependencies to our holding company. Alternatives under consideration include internal reorganizations and potential newco structures. These alternatives could require some form of capital contribution, none of which is expected to be material to holding company target liquidity or buffers. These alternatives also do not rely on our capital generation plans, nor do they rely on additional contribution of shares of Genworth Canada.

On October 11, 2012, Standard and Poor’s Ratings Services LLC (“S&P”) lowered our holding company’s senior debt rating to “BBB-” from “BBB” with a negative outlook. S&P also lowered the insurer financial strength rating on our U.S. life insurance subsidiaries to “A-” from “A” with a stable outlook. In addition, Genworth Financial Mortgage Insurance Limited (Europe) was downgraded to “BBB-” from “BBB” consistent with our holding company rating. S&P stated it continues to view our holding company as investment grade due to our increased liquidity, significant improvement in our U.S. mortgage insurance platform year to date, our Australian mortgage insurer’s return to profitability in the second quarter of 2012 and the positive momentum in unassigned surplus at our U.S. life insurance operations. However, S&P stated the reasons for the downgrade were the low earnings level for the organization relative to “BBB” expectations and difficulty they believe we will face expanding margins globally in the weak economy. According to S&P, the downgrade of our U.S. life insurance operations reflect the impact of low interest rates on our fixed annuity and long-term care insurance products, as well as legacy term and long-term care insurance blocks performance issues that will take time to stabilize and improve. We do not believe these actions will have an adverse impact from a commercial, liquidity or financial perspective. According to S&P, it expects to review our holding company rating within six to 12 months as we execute our strategic plans and manage our U.S. mortgage insurance business and its linkages and dependencies to our holding company. S&P stated that it is unlikely to change our U.S. life insurance subsidiaries ratings during the next 18 to 24 months.

Also on October 11, 2012, S&P indicated ratings for Genworth Financial Mortgage Insurance Company Canada were unaffected and remained at “AA-” with a stable outlook. In addition, on October 1, 2012, DBRS Ratings Limited confirmed the Genworth Financial Mortgage Insurance Company Canada ratings at “AA” with a stable trend. S&P stated these ratings reflect the strong capital position and risk management expertise and prudential regulation by the Office of the Superintendent of Financial Institutions, among other factors.

On October 12, 2012, S&P also affirmed the “AA-” rating of Genworth Financial Mortgage Insurance Pty Ltd. (Australia) but revised the outlook to negative following the downgrade of our U.S. life insurance operations. S&P noted in its report that it did not lower the ratings at this time because it expects the planned partial sale of that business to take place within the first half of 2013. According to S&P, however, further delay of the planned partial sale beyond the first half of 2013, or its cancellation, would likely result in S&P lowering the ratings by one notch to “A+.”

On October 16, 2012, S&P downgraded Seguros de Crédito a la Vivienda S.A. de C.V. (Mexico) to “mxAA-” from “‘mxAA” following our holding company downgrade as our holding company provides a limited guarantee to our Mexican insurance operations.

Critical Accounting Estimates

As of September 30, 2012, other than as set forth below, there have been no material changes to critical accounting estimates set forth in our Current Report on Form 8-K filed on June 11, 2012 which reflected retrospective changes in accounting for costs associated with acquiring or renewing insurance contracts and changes in the treatment of future policy benefits for level premium term life insurance products.

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

Under U.S. generally accepted accounting principals (“U.S. GAAP”), we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

The cash flows used to determine fair value are dependent on a number of significant assumptions based on our historical experience, our expectations of future performance and expected economic environment. We determine the best estimate of our income projections based on current market conditions as well as our expectation of future market conditions. Our estimates of projected income are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate used to determine fair value is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows as well as our expectation of the discount rate that would be utilized by a hypothetical market participant.

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

During the third quarter of 2012, we completed our annual goodwill impairment analysis as of July 1, 2012. As a result of this analysis, we determined fair value was in excess of book value for all of our reporting units with goodwill, except for our international protection and long-term care insurance reporting units discussed further below. While the remaining reporting units with goodwill had fair values in excess of their respective book values, we noted that our life insurance reporting unit had a fair value that was relatively close to book value and was at greater risk compared to our other reporting units of fair value being below book value in the future.

In accordance with our annual goodwill impairment analysis during the third quarter of 2012, we performed the two-step impairment test for our international protection reporting unit. We determined fair value for our international protection reporting unit using an income approach based on discounted cash flows, considering current market conditions, including the market environment in Europe and lower trading multiples of European financial services companies, and the impact of those conditions on our international protection reporting unit in a market transaction that may require a higher risk premium. As a result of our analysis, we determined the fair value of the reporting unit was below book value and determined the goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a goodwill impairment of $89 million for the write-off of all of the goodwill associated with our international protection reporting unit during the third quarter of 2012.

As part of our annual goodwill impairment testing, we noted that our long-term care insurance reporting unit’s fair value was less than its book value. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. If this “implied goodwill” exceeds the reporting unit’s goodwill balance, goodwill is deemed recoverable. Accordingly, we evaluated our long-term care insurance reporting unit’s goodwill balance of $354 million and determined that the amount of implied goodwill exceeded the amount of goodwill currently recorded by more than 100%. Accordingly, goodwill was recoverable and not impaired.

The key assumptions that impact our evaluation of goodwill for our long-term care insurance reporting unit under our goodwill impairment assessment primarily relate to the discount rate utilized to determine the present value of the projected cash flows and the valuation of new business. While the valuation of our in-force business for long-term care insurance is included in the fair value of the reporting unit, the in-force value does not contribute significant, incremental value to support goodwill. Based on a hypothetical acquisition under our goodwill impairment assessment, any difference in our current carrying value and the fair value of our in-force business would be associated with an intangible asset for the present value of future profits and would not create additional implied goodwill.

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

In our annual goodwill assessment of our life insurance reporting unit, we used our best estimate of the future performance of the business and discounted these projections using a 9.0% discount rate. We determined the discount rate assumption used in our valuation after considering certain external data points from acquisitions/disposals, relevant reinsurance transactions and calculations of the expected weighted-average cost of capital for hypothetical market participants in an acquisition. Based on our annual goodwill impairment testing, our life insurance reporting unit’s fair value continued to exceed book value by approximately 15% with a goodwill balance of $495 million.

If the discount rate used in our valuation increased by 100 basis points, our life insurance reporting unit’s fair value would be slightly above its book value as of our annual assessment date and would not require further evaluation for impairment. However, this sensitivity does not consider that there could be corresponding changes in our projections and book value resulting from the market changes that impacted the discount rate. Depending on the magnitude of the combined impacts, further evaluation for impairment may be necessary under this scenario. Additionally, changes in market conditions or the regulatory environment could alter our expected sales production levels or product mix and could impact the fair value of this reporting unit.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$1,311	$1,461	$(150)	(10)%
Net investment income	825	842	(17)	(2)%
Net investment gains (losses)	9	(157)	166	106%
Insurance and investment product fees and other	391	375	16	4%

Total revenues	2,536	2,521	15	1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,363	1,457	(94)	(6)%
Interest credited	193	194	(1)	(1)%
Acquisition and operating expenses, net of deferrals	504	581	(77)	(13)%
Amortization of deferred acquisition costs and intangibles	162	152	10	7%
Goodwill impairment	89	—	89	NM (1)
Interest expense	126	124	2	2%

Total benefits and expenses	2,437	2,508	(71)	(3)%

Income before income taxes	99	13	86	NM (1)
Provision (benefit) for income taxes	29	(7)	36	NM (1)

Net income	70	20	50	NM (1)
Less: net income attributable to noncontrolling interests	36	36	—	—%

Net income (loss) available to Genworth Financial, Inc’s common stockholders	$34	$(16)	$50	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•	Our Runoff segment decreased $88 million driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Protection segment decreased $45 million, including a decrease of $23 million attributable to changes in foreign exchange rates, primarily due to lower premium volume driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships.

•

Our International Mortgage Insurance segment decreased $17 million, including a decrease of $11 million attributable to changes in foreign exchange rates. In Australia, premiums decreased from lower policy cancellations, partially offset by higher premiums from our in-force block of business and lower ceded reinsurance premiums in the current year. Excluding the effects of foreign exchange, premiums in Canada were flat as premiums from the smaller more recent books of business were offset by seasoning of our larger in-force block of business. In Other Countries, premiums decreased as a result of seasoning of our in-force block of business and lower premium volume from existing lenders in Europe.

•

Our U.S. Mortgage Insurance segment decreased $4 million largely related to lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by lower ceded reinsurance premiums related to our captive arrangements and less policy coverage rescission activity.

•

Our U.S. Life Insurance segment increased $4 million primarily attributable to an increase of $28 million in our long-term care insurance business from growth due to new sales and in-force rate actions. Our fixed annuities business increased $4 million from higher sales of our life-contingent products in the current year. These increases were partially offset by a decrease in our life insurance business of $28 million related to our term life insurance products from higher ceded reinsurance as a result of a new reinsurance treaty in the current year and from not offering these products during these periods.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields were 4.7% and 4.9% for the three months ended September 30, 2012 and 2011, respectively. The weighted-average investment yields decreased primarily as a result of lower reinvestment yields and $9 million of lower gains related to limited partnerships accounted for under the equity method, partially offset by higher average invested assets in longer duration products. Net investment income for the three months ended September 30, 2012 also included $6 million of higher bond calls and prepayments.

•	The three months ended September 30, 2012 included a decrease of $11 million attributable to changes in foreign exchange rates.

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

•

We recorded $29 million of net other-than-temporary impairments during the three months ended September 30, 2012 as compared to $52 million during the three months ended September 30, 2011. Of total impairments during the three months ended September 30, 2012 and 2011, $25 million and $10 million, respectively, related to structured securities, including $8 million and $5 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The three months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $42 million during the three months ended September 30, 2011. During the three months ended September 30, 2012, we also recorded a $3 million of impairments related to commercial mortgage loans.

•

Net investment losses related to derivatives of $2 million during the three months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with guaranteed minimum withdrawal benefit (“GMWB”) riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. Net investment losses related to derivatives of $76 million during the three months ended September 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices. Additionally, there were market losses resulting from increased volatility and widening of credit spreads associated with credit default swaps where we sold protection to improve diversifications and portfolio yield. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs as a result of lower long-term interest rates related to our long-term care insurances business and gains related to embedded derivatives associated with an increase in the value of assets held by the reinsurer. In addition, there were gains from derivatives used to mitigate foreign subsidiary macroeconomic and currency risk and gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

We had $22 million of lower net gains related to the sale of available-for-sale securities during the three months ended September 30, 2012. We recorded $18 million of net gains related securitization entities during the three months ended September 30, 2012 compared to $57 million of net losses during the three months ended September 30, 2011 primarily related to derivatives. We also recorded $14 million of lower contingent consideration adjustments during the three months ended September 30, 2012 mainly related to the purchase of Altegris Capital, LLC. (“Altegris”) in 2010.

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

•

Our U.S. Life Insurance segment increased $29 million mainly driven by our life insurance business predominately from growth of our term universal and universal life insurance products. The increase was also attributable to $13 million of higher gains from the repurchase of notes secured by our non-recourse funding obligations, partially offset by the write-off of $6 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the current year.

•	Corporate and Other activities increased $22 million primarily attributable to higher income related to our reverse mortgage business.

•

Our Wealth Management segment decreased $33 million primarily attributable to lower fees due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year.

•	Our Runoff segment decreased $3 million mainly associated with lower average account values of our variable annuity products in the current year.

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

•

Our U.S. Mortgage Insurance segment decreased $77 million mainly from lower new delinquencies in the current year. Net paid claims increased principally related to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements in the current year.

•	Our Runoff segment decreased $77 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from a decrease in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market impacts in the current year.

•

Our International Mortgage Insurance segment decreased $20 million, including a decrease of $6 million attributable to changes in foreign exchange rates. In Canada, losses decreased $13 million primarily driven by lower new delinquencies, net of cures, lower paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. These decreases were partially offset by a higher average reserve per delinquency in the current year. Australia decreased $5 million primarily from lower new delinquencies, net of cures, in the current year. This decrease was partially offset by higher claims paid in the current year as a result of an increase in the number of claims, a higher average claim payment and a higher average reserve per delinquency driven by higher frequency and severity assumptions. The prior year also included a decrease in reserves established for the economic impact of the flooding in early 2011. Excluding the effects of foreign exchange, losses in Other Countries were flat as continued aging of existing delinquencies, particularly in Ireland and Italy, and a higher average reserve per delinquency were offset by lower new delinquencies, net of cures, and benefits from ongoing loss mitigation activities.

•

Our International Protection segment decreased $7 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily driven by lower paid claims from a decrease in new claim registrations in the current year. In addition, we reclassified loss adjustment expenses of $3 million from acquisition and operating expenses, net of deferrals, in the current year.

•

Our U.S. Life Insurance segment increased $87 million primarily attributable to a $55 million increase in our life insurance business principally related to a $31 million unfavorable unlocking in our term universal and universal life insurance products related to interest assumptions in the current year, unfavorable mortality in our term life insurance products compared to the prior year and from growth of our term universal life insurance product. These increases were partially offset by higher ceded reinsurance in the current year and a $9 million unfavorable claims adjustment in the prior year that did not recur from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. Our long-term care insurance business increased $20 million primarily from the aging and growth of our in-force block and higher average reserve costs on new claims in the current year. The increase was also attributable to a reclassification of loss adjustment expenses of $11 million from acquisition and operating expenses, net of deferrals. These increases in our long-term care insurance business were partially offset by favorable reserve adjustments of $44 million primarily related to the continuation of a multi-stage system conversion in the current year compared to a $13 million favorable valuation adjustment in the prior year. Our fixed annuities business increased $12 million largely attributable to an $8 million favorable reserve adjustment in the prior year that did not recur from terminating contracts related to deaths not previously reported and from higher sales of our life-contingent products in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment was flat as a decrease of $7 million in our fixed annuities business from lower crediting rates in the current year was offset by an increase of $7 million in our life insurance business related to the timing of reinsurance activity in the prior year.

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

•

Our Wealth Management segment decreased $32 million from lower commission expenses due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year.

•

Our International Protection segment decreased $26 million, including a decrease of $15 million attributable to changes in foreign exchange rates, as a result of lower paid commissions from a decline in new business and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $3 million to benefits and other changes in policy reserves in the current year.

•

Our U.S. Life Insurance segment decreased $18 million primarily attributable to an $11 million decrease in our life insurance business primarily from lower expenses related to our term life insurance products as we did not offer these products during these periods and from expense management. Our long-term care insurance business decreased $10 million from a reclassification of loss adjustment expenses of $11 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block. Our fixed annuities business increased $3 million from higher sales in the current year.

•	Our Runoff segment decreased $17 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Mortgage Insurance segment decreased $3 million, including a decrease of $2 million attributable to changes in foreign exchange rates, largely driven by Other Countries as a result of lower operating expenses and cost-saving initiatives in the current year.

•

Corporate and Other activities increased $20 million as a result of an increase of $24 million attributable to our reverse mortgage business primarily related to broker commissions on loans, partially offset by lower net expenses after allocations to our operating segments in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our U.S. Life Insurance segment increased $27 million principally from an increase in our life insurance business of $15 million primarily from higher amortization of $39 million reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the current year and a lower favorable unlocking of $6 million primarily related to interest assumptions in our term universal life insurance product in the current year. These increases were partially offset by a $17 million favorable unlocking related to interest assumptions in our universal life insurance products in the current year compared to a $7 million unfavorable unlocking in the prior year. Our fixed annuities business increased $12 million primarily related to higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by a $3 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in the current year compared to an $8 million unfavorable unlocking in the prior year related to lower interest rates and less favorable adjustments related to surrenders.

•

Our Runoff segment decreased $14 million largely related to lower amortization of deferred acquisition costs in our variable annuity products from favorable equity market impacts and a $2 million favorable unlocking driven by lower surrenders in the current year. The decrease was also attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011. These decreases were partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs and a $13 million unfavorable unlocking related to our annual review of assumptions in the current year.

•

Our International Protection segment decreased $5 million, including a decrease of $3 million attributable to changes in foreign exchange rates, mainly as a result of lower premium volume in the current year.

Goodwill impairment. Charges for impairment of goodwill are as a result of declines in the fair value of the reporting units. The goodwill impairment charge in the third quarter of 2012 related to our lifestyle protection insurance business and included a decrease of $8 million attributable to changes in foreign exchange rates. See “Critical Accounting Estimates” for additional information.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Our International Protection segment increased $5 million, including a decrease of $3 million attributable to changes in foreign exchange rates, mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in the current year.

•	Our U.S. Life Insurance segment decreased $3 million mainly related to our life insurance business driven by the repurchase and repayment of non-recourse funding obligations.

Provision (benefit) for income taxes. The effective tax rate increased to 29.3% for the three months ended September 30, 2012 from (53.8)% for the three months ended September 30, 2011. This increase in the effective tax rate was primarily attributable to lower levels of taxed foreign income, a goodwill impairment and tax favored investments. The three months ended September 30, 2012 included a decrease of $2 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net loss available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to net investment losses in the prior year compared to net investment gains in the current year. These increases were partially offset by a goodwill impairment recorded in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$3,720	$4,353	$(633)	(15)%
Net investment income	2,503	2,553	(50)	(2)%
Net investment gains (losses)	10	(225)	235	104%
Insurance and investment product fees and other	1,252	1,063	189	18%

Total revenues	7,485	7,744	(259)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,977	4,549	(572)	(13)%
Interest credited	582	599	(17)	(3)%
Acquisition and operating expenses, net of deferrals	1,536	1,725	(189)	(11)%
Amortization of deferred acquisition costs and intangibles	582	465	117	25%
Goodwill impairment	89	—	89	NM (1)
Interest expense	352	385	(33)	(9)%

Total benefits and expenses	7,118	7,723	(605)	(8)%

Income before income taxes	367	21	346	NM (1)
Provision for income taxes	108	8	100	NM (1)

Net income	259	13	246	NM (1)
Less: net income attributable to noncontrolling interests	102	106	(4)	(4)%

Net income (loss) available to Genworth Financial, Inc’s common stockholders	$157	$(93)	$250	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our Runoff segment decreased $254 million driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our U.S. Life Insurance segment decreased $191 million primarily as a result of a decrease of $294 million in our life insurance business related to our term life insurance products from higher ceded reinsurance on certain term life insurance policies under a new reinsurance treaty as part of a life block transaction in the current year and from not offering these products during these periods. This decrease was partially offset by an increase of $91 million in our long-term care insurance business due to growth of our in-force block from new sales and in-force rate actions. Our fixed annuities business increased $12 million from higher sales of our life-contingent products in the current year.

•

Our International Protection segment decreased $130 million, including a decrease of $43 million attributable to changes in foreign exchange rates, primarily due to lower premium volume driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships.

•

Our International Mortgage Insurance segment decreased $44 million, including a decrease of $17 million attributable to changes in foreign exchange rates. Premiums decreased mainly as a result of the seasoning of our in-force blocks of business in Canada. In Other Countries, premiums decreased as a result of seasoning of our in-force block of business and lower premium volume from existing lenders in Europe. In Australia, premiums decreased driven by lower policy cancellations in the current year and higher ceded reinsurance premiums, partially offset by an increase from an actuarial update to premium recognition factors related to policy cancellation experience in the current year.

•

Our U.S. Mortgage Insurance segment decreased $14 million largely related to lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement, partially offset by lower ceded reinsurance premiums related to our captive arrangements, the benefit of previously implemented rate increases and less policy coverage rescission activity.

Net investment income

•

Weighted-average investment yields were 4.8% and 5.0% for the nine months ended September 30, 2012 and 2011, respectively. The weighted-average investment yields decreased primarily as a result of lower reinvestment yields and lower income attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a lower gain position in the current year, partially offset by higher average invested assets in longer duration products. Net investment income for the nine months ended September 30, 2012 also included $9 million of lower bond calls and prepayments.

•	The nine months ended September 30, 2012 included a decrease of $16 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $85 million of net other-than-temporary impairments during the nine months ended September 30, 2012 as compared to $114 million during the nine months ended September 30, 2011. Of total impairments during the nine months ended September 30, 2012 and 2011, $63 million and $48 million, respectively, related to structured securities, including $30 million and $29 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The nine months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities. Impairments related to corporate securities were $15 million during the nine months ended September 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $56 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $4 million during the nine months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. Net investment losses related to derivatives of $101 million during the nine months ended September 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices. Additionally, there were market losses resulting from increased volatility and widening of credit spreads associated with credit default swaps where we sold protection to improve diversifications and portfolio yield. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs as a result of lower long-term interest rates related to our long-term care insurance business and gains related to embedded derivatives associated with an increase in the value of assets held by the reinsurer. In addition, there were gains from derivatives used to mitigate foreign subsidiary macroeconomic and currency risk and gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

We had $8 million of higher net gains related to the sale of available-for-sale securities during the nine months ended September 30, 2012. We recorded $48 million of net gains related to securitization entities during the nine months ended September 30, 2012 compared to $52 million of net losses during the nine months ended September 30, 2011 primarily related to derivatives and higher gains on trading securities. We also recorded $15 million of lower gains related to trading securities and $13 million of lower contingent consideration adjustments during the nine months ended September 30, 2012 mainly related to the purchase of Altegris in 2010.

Insurance and investment product fees and other

•

Our U.S. Life Insurance segment increased $166 million mainly driven by our life insurance business related to $84 million of higher gains from the repurchase of notes secured by our non-recourse funding obligations in the current year and from growth of our term universal and universal life insurance products. These increases were partially offset by an unfavorable valuation adjustment and from the write-off of $6 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the current year.

•	Corporate and Other activities increased $54 million primarily attributable to higher income related to our reverse mortgage business.

•	Our U.S. Mortgage Insurance segment increased $20 million from a gain related to the termination of an external reinsurance arrangement in the current year.

•

Our Wealth Management segment decreased $23 million. Lower fees due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year were partially offset by a gain of $38 million recognized on the sale and favorable market performance during the first and third quarters of 2012.

•	Our Runoff segment decreased $16 million mainly attributable to lower average account values of our variable annuity products in the current year.

•

Our International Protection segment decreased $6 million attributable to lower third-party administration fees in the current year and non-functional currency transactions as a result of changes in foreign exchange rates.

•	Our International Mortgage Insurance segment decreased $6 million primarily related to currency transactions related to a foreign branch in the prior year.

Benefits and other changes in policy reserves

•

Our U.S. Mortgage Insurance segment decreased $511 million from lower new delinquencies in the current year and from a prior year reserve strengthening of $299 million that did not recur. Net paid claims increased principally related to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements in the current year.

•

Our Runoff segment decreased $209 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from a decrease in our GMDB reserves in our variable annuity products due to favorable equity market impacts in the current year.

•	Our International Mortgage Insurance segment increased $86 million, including a decrease of $3 million attributable to changes in foreign exchange rates. Australia increased $97 million driven by a reserve strengthening of $82 million in the first quarter of 2012 due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. Claims paid also increased in the current year as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies, net of cures, in the current year. Other Countries increased $9 million primarily from the continued aging of existing delinquencies, particularly in Ireland and Italy, and a higher average reserve per delinquency which were partially offset by benefits from ongoing loss mitigation activities. In Canada, losses decreased $20 million primarily driven by lower new delinquencies, net of cures, lower paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. These decreases were partially offset by a higher average reserve per delinquency in the current year.

•

Our U.S. Life Insurance segment increased $54 million primarily attributable to an increase of $149 million in our long-term care insurance business from the aging and growth of our in-force block and higher average reserve costs on new claims in the current year. Also included in the increase was a reclassification of loss adjustment expenses of $32 million from acquisition and operating expenses, net of deferrals, and an $11 million increase in reserves associated with a methodology change related to pending claims in the current year. These increases in our long-term care insurance business were partially offset by favorable reserve and actuarial adjustments of $60 million primarily related to the continuation of a multi-stage system conversion in the current year compared to a $13 million favorable valuation adjustment in the prior year. Our fixed annuities business increased $20 million largely attributable to an $8 million favorable reserve adjustment in the prior year that did not recur from terminating contracts related to deaths that had not been previously reported, higher sales of our life-contingent products and unfavorable mortality in the current year. These increases were partially offset by a decrease of $115 million in our life insurance business principally related to higher ceded reinsurance in the current year. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. The decrease was also attributable to a $9 million unfavorable claims adjustment in the prior year that did not recur from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. These decreases were partially offset by growth in our term universal and universal life insurance products, a $31 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in the current year and unfavorable mortality in our term and term universal life insurance products compared to the prior year.

•

Our International Protection segment increased $8 million, including a decrease of $9 million attributable to changes in foreign exchange rates, primarily driven by lower favorable claim reserve adjustments, partially offset by lower paid claims from a decrease in new claim registrations in the current year. In addition, we reclassified loss adjustment expenses of $9 million from acquisition and operating expenses, net of deferrals, in the current year.

Interest credited

•

Our U.S. Life Insurance segment decreased $14 million from a decrease of $19 million in our fixed annuities business primarily attributable to lower crediting rates in a low interest rate environment, partially offset by a $5 million increase in our life insurance business from growth of our universal life insurance products.

•

Our Runoff segment decreased $3 million principally from our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals

•

Our International Protection segment decreased $81 million, including a decrease of $28 million attributable to changes in foreign exchange rates, as a result of lower paid commissions from a decline in new business and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $9 million to benefits and other changes in policy reserves in the current year.

•

Our Runoff segment decreased $60 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011, a $9 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur and from lower production of our variable annuity products in the current year due to block runoff.

•

Our Wealth Management segment decreased $60 million primarily attributable to lower commission expenses from the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year.

•

Our U.S. Life Insurance segment decreased $35 million primarily attributable to a $25 million decrease in our long-term care insurance business from a reclassification of loss adjustment expenses of $32 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block. Our life insurance business decreased $7 million primarily driven by lower expenses related to our term life insurance products as we did not offer these products during these periods and from expense management, partially offset by a $13 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur. Our fixed annuities business decreased $3 million primarily related to a favorable adjustment of $4 million associated with guarantee funds in the current year compared to a $4 million accrual related to guarantee funds in the prior year, partially offset by higher sales in the current year.

•	Our U.S. Mortgage Insurance segment decreased $14 million related to lower operating expenses as a result of a cost–saving initiative in 2011.

•

Our International Mortgage Insurance segment decreased $6 million, including a decrease of $3 million attributable to changes in foreign exchange rates, mainly related to Other Countries as a result of lower operating expenses and cost-saving initiatives in the current year.

•

Corporate and Other activities increased $67 million as a result of an increase of $56 million associated with our reverse mortgage business primarily related to broker commissions on loans and higher unallocated expenses to our operating segments in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our U.S. Life Insurance segment increased $179 million principally from an increase in our life insurance business of $155 million largely related to higher ceded reinsurance as we wrote off $142 million of deferred acquisition costs associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction in the first quarter of 2012. Higher amortization of deferred acquisition costs of $39 million in the current year reflected loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012 and a lower favorable unlocking of $6 million related to interest assumptions in our term universal life insurance product in the current year. These increases were partially offset by a $17 million favorable unlocking primarily related to interest assumptions in our universal life insurance products in the current year compared to a $7 million unfavorable unlocking in the prior year. Our fixed annuities business increased $17 million primarily due to higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by a $3 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in the current year compared to an $8 million unfavorable unlocking in the prior year related to lower interest rates and less favorable adjustments related to surrenders. Our long-term care insurance business increased $7 million primarily from growth of our in-force block.

•

Our Runoff segment decreased $37 million largely related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from favorable equity market impacts in our variable annuity products in the current year. These decreases were partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs. The current year also included a $13 million unfavorable unlocking related to our annual review of assumptions, partially offset by a $7 million favorable unlocking driven by lower surrenders in the current year.

•

Our International Protection segment decreased $25 million, including a decrease of $6 million attributable to changes in foreign exchange rates, mainly as a result of lower premium volume in the current year.

Goodwill impairment. The goodwill impairment charge in the third quarter of 2012 related to our lifestyle protection insurance business and included a decrease of $8 million attributable to changes in foreign exchange rates. See “Critical Accounting Estimates” for additional information.

Interest expense

•

Corporate and Other activities decreased $22 million primarily attributable to a favorable adjustment of $20 million in the current year related to the Tax Matters Agreement with our former parent company.

•

Our U.S. Life Insurance segment decreased $18 million related to our life insurance business primarily from a favorable adjustment of $20 million in the current year related to the Tax Matters Agreement with our former parent company and from the repurchase and repayment of non-recourse funding obligations in the current year. These decreases were partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the current year.

•

Our International Mortgage Insurance segment increased $6 million, including a decrease of $1 million attributable to changes in foreign exchange rates, from the issuance of debt by our wholly-owned Australian mortgage insurance subsidiary in June 2011.

Provision for income taxes. The effective tax rate decreased to 29.4% for the nine months ended September 30, 2012 from 38.1% for the nine months ended September 30, 2011. This decrease in the effective tax rate was primarily attributable to lower levels of taxed foreign income, partially offset by a decrease in tax favored investments, a goodwill impairment and the sale of our tax and accounting financial advisor unit, GFIS, in the current year. The nine months ended September 30, 2012 included a decrease of $5 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had net income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net loss available to Genworth Financial, Inc.’s common stockholders in the prior year primarily related to significantly lower losses in our U.S. Mortgage Insurance segment in the current year as a result of a reserve strengthening in the prior year that did not recur, an increase in our variable annuities from favorable equity market performance in the current year and net investment losses in the prior year compared to net investment gains in the current year. These increases were partially offset by $47 million of net losses related to life block transactions completed by our life insurance business, a reserve strengthening in our Australian mortgage insurance business and a goodwill impairment recorded in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2012 was a decrease of $5 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders

We had net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2012 of $121 million compared to $62 million for the three months ended September 30, 2011. We had net operating income available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2012 of $232 million compared to $24 million for the nine months ended September 30, 2011. We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

In the third quarter of 2012, we revised our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders to exclude goodwill impairments to better reflect the basis on which the performance of our business is internally assessed and to reflect management’s opinion that it is not indicative of overall operating trends. There was an $86 million after-tax goodwill impairment related to our lifestyle protection insurance business recorded in the third quarter of 2012. We also modified our definition to explicitly state that gains (losses) on the sale of businesses, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). There was a $15 million gain related to the sale of our tax and accounting financial advisor unit in the second quarter of 2012.

There were no infrequent or unusual items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented.

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

The following table includes a reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Net income	$70	$20	$259	$13
Less: net income attributable to noncontrolling interests	36	36	102	106

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	34	(16)	157	(93)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	1	78	4	117
Goodwill impairment, net of taxes	86	—	86	—
Gain on sale of business, net of taxes	—	—	(15)	—

Net operating income available to Genworth Financial, Inc.’s common stockholders	$121	$62	$232	$24

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2012	2011	2012	2011
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.07	$(0.03)	$0.32	$(0.19)

Diluted	$0.07	$(0.03)	$0.32	$(0.19)

Net operating income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.25	$0.13	$0.47	$0.05

Diluted	$0.25	$0.13	$0.47	$0.05

Weighted-average common shares outstanding:
Basic	491.7	490.8	491.5	490.5

Diluted (1)	493.9	490.8	494.5	490.5

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2011, we were required to use basic weighted-average common shares outstanding in the calculation for the three and nine months ended September 30, 2011 diluted loss per share, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.7 million and 3.2 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2011, dilutive potential common shares would have been 492.5 million and 493.7 million, respectively. However, since we had net operating income available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2011, we used 492.5 million and 493.7 million, respectively, of diluted weighted-average common shares outstanding in the calculation of diluted net operating income per common share.

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

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
U.S. Life Insurance segment:
Life insurance	$22	$64	$(42)	(66)%	$58	$163	$(105)	(64)%
Long-term care insurance	45	17	28	165%	94	71	23	32%
Fixed annuities	19	21	(2)	(10)%	62	60	2	3%

U.S. Life Insurance segment	86	102	(16)	(16)%	214	294	(80)	(27)%

International Protection segment	8	22	(14)	(64)%	16	72	(56)	(78)%

Wealth Management segment	10	12	(2)	(17)%	34	35	(1)	(3)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	104	136	(32)	(24)%	264	401	(137)	(34)%
Adjustments to net operating income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	—	—	—	—%	(16)	(29)	13	45%
Goodwill impairment, net of taxes	(86)	—	(86)	NM (1)	(86)	—	(86)	NM (1)
Gain on sale of business, net of taxes	—	—	—	—%	15	—	15	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$18	$136	$(118)	(87)%	$177	$372	$(195)	(52)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$754	$750	$4	1%
Net investment income	644	637	7	1%
Net investment gains (losses)	7	(19)	26	137%
Insurance and investment product fees and other	221	192	29	15%

Total revenues	1,626	1,560	66	4%

Benefits and expenses:
Benefits and other changes in policy reserves	1,051	964	87	9%
Interest credited	160	160	—	—%
Acquisition and operating expenses, net of deferrals	170	188	(18)	(10)%
Amortization of deferred acquisition costs and intangibles	94	67	27	40%
Interest expense	24	27	(3)	(11)%

Total benefits and expenses	1,499	1,406	93	7%

Income before income taxes	127	154	(27)	(18)%
Provision for income taxes	42	50	(8)	(16)%

Net income available to Genworth Financial, Inc’s common stockholders	85	104	(19)	(18)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	1	(2)	3	150%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$86	$102	$(16)	(16)%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$22	$64	$(42)	(66)%
Long-term care insurance	45	17	28	165%
Fixed annuities	19	21	(2)	(10)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$86	$102	$(16)	(16)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $42 million principally from unfavorable mortality in our term life insurance products compared to the prior year, a $9 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in the current year and from a $6 million net loss related to a life block transaction in the current year that included higher amortization reflecting loss recognition associated with a reinsurance treaty and gains associated with the repurchase of non-recourse funding obligations. These decreases were partially offset by growth of our term universal life insurance product.

•

Our long-term care insurance business increased $28 million principally from $29 million of favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion in the current year compared to an $8 million favorable valuation adjustment in the prior year. The increase was also attributable to premium growth of newer issued policies.

•

Our fixed annuities business decreased $2 million primarily related to a $5 million favorable reserve adjustment in the prior year that did not recur from terminating contracts related to deaths not previously reported and $4 million of lower investment income from limited partnerships. These decreases were partially offset by a $2 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in the current year compared to a $5 million unfavorable unlocking in the prior year related to lower interest rates and less favorable adjustments related to surrenders.

Revenues

Premiums

•

Our life insurance business decreased $28 million primarily related to our term life insurance products from higher ceded reinsurance as a result of a new reinsurance treaty in the current year and from not offering these products during these periods.

•	Our long-term care insurance business increased $28 million mainly attributable to growth of our in-force block from new sales and in-force rate actions.

•	Our fixed annuities business increased $4 million primarily driven by higher sales of our life-contingent products in the current year.

Net investment income

•	Our life insurance business decreased $3 million primarily from lower gains of $2 million from limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $22 million largely from an increase in average invested assets due to growth of our in-force block. Net investment income also included higher bond calls and prepayments of $3 million in the current year.

•

Our fixed annuities business decreased $12 million primarily attributable to lower income from limited partnerships accounted for under the equity method and lower reinvestment yields. Net investment income included $1 million of losses from limited partnerships accounted for under the equity method in the current year compared to $5 million of gains from limited partnerships in the prior year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $2 million primarily driven by higher net gains from the sale of investment securities related to portfolio repositioning in the current year, partially offset by higher impairments in the current year.

•

Net investment gains in our long-term care insurance business decreased $26 million largely from net losses from the sale of investment securities in the current year compared to net gains in the prior year, partially offset by derivative gains in the current year compared to derivative losses in the prior year.

•

Our fixed annuities business had net investment gains of $8 million in the current year compared to net investment losses of $42 million in the prior year. Net investment gains in the current year were primarily driven by derivative gains, partially offset by impairments. Net investment losses in the prior year were principally related to derivative losses and impairments.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business predominately from growth of our term universal and universal life insurance products. The increase was also attributable to $13 million of higher gains from the repurchase of notes secured by our non-recourse funding obligations, partially offset by the write-off of $6 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $55 million principally related to a $31 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in the current year, unfavorable mortality in our term life insurance products compared to the prior year and from growth of our term universal life insurance product. These increases were partially offset by higher ceded reinsurance in the current year and a $9 million unfavorable claims adjustment in the prior year that did not recur from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported.

•

Our long-term care insurance business increased $20 million primarily from the aging and growth of our in-force block and higher average reserve costs on new claims in the current year. The increase was also attributable to a reclassification of loss adjustment expenses of $11 million from acquisition and operating expenses, net of deferrals. These increases were partially offset by favorable reserve adjustments of $44 million primarily related to the continuation of a multi-stage system conversion in the current year compared to a $13 million favorable valuation adjustment in the prior year.

•

Our fixed annuities business increased $12 million largely attributable to an $8 million favorable reserve adjustment in the prior year that did not recur from terminating contracts related to deaths not previously reported and from higher sales of our life-contingent products in the current year.

Interest credited

•	Our life insurance business increased $7 million primarily from the timing of reinsurance activity in the prior year.

•	Our fixed annuities business decreased $7 million principally related to lower crediting rates in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $11 million primarily from lower expenses related to our term life insurance products as we did not offer these products during these periods and from expense management.

•

Our long-term care insurance business decreased $10 million primarily as a result of a reclassification of loss adjustment expenses of $11 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block.

•	Our fixed annuities business increased $3 million largely from higher sales in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $15 million primarily from higher amortization of $39 million reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the current year and a lower favorable unlocking of $6 million primarily related to interest assumptions in our term universal life insurance product in the current year. These increases were partially offset by a $17 million favorable unlocking related to interest assumptions in our universal life insurance products in the current year compared to a $7 million unfavorable unlocking in the prior year.

•

Our fixed annuities business increased $12 million primarily related to higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by a $3 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in the current year compared to an $8 million unfavorable unlocking in the prior year related to lower interest rates and less favorable adjustments related to surrenders.

Interest expense. Interest expense decreased mainly related to our life insurance business driven by the repurchase and repayment of non-recourse funding obligations.

Provision for income taxes. The effective tax rate increased to 33.1% for the three months ended September 30, 2012 from 32.5% for the three months ended September 30, 2011. The increase in the effective tax rate is primarily attributable to state income taxes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$2,030	$2,221	$(191)	(9)%
Net investment income	1,933	1,906	27	1%
Net investment gains (losses)	(16)	(73)	57	78%
Insurance and investment product fees and other	676	510	166	33%

Total revenues	4,623	4,564	59	1%

Benefits and expenses:
Benefits and other changes in policy reserves	2,875	2,821	54	2%
Interest credited	482	496	(14)	(3)%
Acquisition and operating expenses, net of deferrals	508	543	(35)	(6)%
Amortization of deferred acquisition costs and intangibles	399	220	179	81%
Interest expense	60	78	(18)	(23)%

Total benefits and expenses	4,324	4,158	166	4%

Income before income taxes	299	406	(107)	(26)%
Provision for income taxes	103	141	(38)	(27)%

Net income available to Genworth Financial, Inc’s common stockholders	196	265	(69)	(26)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	18	29	(11)	(38)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$214	$294	$(80)	(27)%

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$58	$163	$(105)	(64)%
Long-term care insurance	94	71	23	32%
Fixed annuities	62	60	2	3%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$214	$294	$(80)	(27)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $105 million principally from $47 million in net losses from life block transactions in the current year. The decrease was also attributable to unfavorable mortality in our term life insurance products compared to prior year, a $9 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in the current year and an $8 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur. These decreases were partially offset by a $13 million favorable adjustment related to the Tax Matters Agreement with our former parent company in the current year and growth of our term universal life insurance product.

•

Our long-term care insurance business increased $23 million principally from $29 million of favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion in the current year compared to an $8 million favorable valuation adjustment in the prior year. The increase was also attributable to premium growth of newer issued policies and in-force rate actions.

•

Our fixed annuities business increased $2 million primarily related to a $2 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in the current year compared to a $5 million unfavorable unlocking in the prior year related to lower interest rates and less favorable adjustments related to surrenders. The increase was also attributable to a $3 million favorable adjustment associated with guarantee funds in the current year compared to a $3 million accrual related to guarantee funds in the prior year. These increases were partially offset by lower investment income in the current year and from a $5 million favorable reserve adjustment in the prior year that did not recur from terminating contracts related to deaths not previously reported.

Revenues

Premiums

•

Our life insurance business decreased $294 million primarily related to our term life insurance products from higher ceded reinsurance on certain term life insurance policies under a new reinsurance treaty as part of a life block transaction in the current year and from not offering these products during these periods.

•	Our long-term care insurance business increased $91 million mainly attributable to growth of our in-force block from new sales and in-force rate actions.

•	Our fixed annuities business increased $12 million primarily driven by higher sales of our life-contingent products in the current year.

Net investment income

•

Our life insurance business decreased $15 million primarily from lower gains of $6 million from limited partnerships accounted for under the equity method and $4 million of lower bond calls and prepayments in the current year.

•

Our long-term care insurance business increased $74 million largely from an increase in average invested assets due to growth of our in-force block. Net investment income also included higher gains of $7 million from limited partnerships accounted for under the equity method in the current year. Included in the prior year was an unfavorable adjustment of $6 million related to the accounting for interest rate swaps that did not recur.

•	Our fixed annuities business decreased $32 million primarily attributable to lower reinvestment yields and lower bond calls and prepayments of $7 million in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $3 million primarily driven by net gains from the sale of investment securities in the current year compared to net losses in the prior year, partially offset by higher impairments in the current year.

•

Our long-term care insurance business had net investment losses of $1 million in the current year compared to net investment gains of $11 million in the prior year. Net investment losses in the current year were primarily related to impairments and net losses from the sale of investment securities, partially offset by derivative gains. Net investment gains in the prior year were mainly from net gains from the sale of investment securities, partially offset by impairments and derivative losses.

•

Our fixed annuities business had net investment gains of $1 million in the current year compared to net investment losses of $65 million in the prior year. Net investment gains in the current year were primarily related to derivative gains and net gains from the sale of investment securities, partially offset by impairments. Net investment losses in the prior year were principally from impairments and derivative losses.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business from $84 million of higher gains from the repurchase of notes secured by our non-recourse funding obligations in the current year and from growth of our term universal and universal life insurance products. These increases were partially offset by an unfavorable valuation adjustment and from the write-off of $6 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $115 million principally related to higher ceded reinsurance in the current year. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. The decrease was also attributable to a $9 million unfavorable claims adjustment in the prior year that did not recur from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. These decreases were partially offset by growth in our term universal and universal life insurance products, a $31 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in the current year and unfavorable mortality in our term and term universal life insurance products compared to the prior year.

•

Our long-term care insurance business increased $149 million primarily from the aging and growth of our in-force block and higher average reserve costs on new claims in the current year. Also included in the increase was a reclassification of loss adjustment expenses of $32 million from acquisition and operating expenses, net of deferrals, and an $11 million increase in reserves associated with a methodology change related to pending claims in the current year. These increases were partially offset by favorable reserve and actuarial adjustments of $60 million primarily related to the continuation of a multi-stage system conversion in the current year compared to a $13 million favorable valuation adjustment in the prior year.

•

Our fixed annuities business increased $20 million largely attributable to an $8 million favorable reserve adjustment in the prior year that did not recur from terminating contracts related to deaths that had not been previously reported, higher sales of our life-contingent products and unfavorable mortality in the current year.

Interest credited

•	Our life insurance business increased $5 million primarily from growth of our universal life insurance products.

•	Our fixed annuities business decreased $19 million mainly from lower crediting rates in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $7 million primarily driven by lower expenses related to our term life insurance products as we did not offer these products during these periods and from expense management, partially offset by a $13 million favorable cumulative impact from a change in premium taxes in Virginia in the prior year that did not recur.

•

Our long-term care insurance business decreased $25 million primarily as a result of a reclassification of loss adjustment expenses of $32 million to benefits and other changes in policy reserves in the current year, partially offset by growth of our in-force block.

•

Our fixed annuities business decreased $3 million primarily driven by a favorable adjustment of $4 million associated with guarantee funds in the current year compared to a $4 million accrual related to guarantee funds in the prior year, partially offset by higher sales in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $155 million principally related to higher ceded reinsurance as we wrote off $142 million of deferred acquisition costs associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction in the first quarter of 2012. Higher amortization of deferred acquisition costs of $39 million in the current year reflected loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012 and a lower favorable unlocking of $6 million primarily related to interest assumptions in our term universal life insurance product in the current year. These increases were partially offset by a $17 million favorable unlocking related to interest assumptions in our universal life insurance products in the current year compared to a $7 million unfavorable unlocking in the prior year.

•	Our long-term care insurance business increased $7 million primarily from growth of our in-force block.

•

Our fixed annuities business increased $17 million primarily due to higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year, partially offset by a $3 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in the current year compared to an $8 million unfavorable unlocking in the prior year related to lower interest rates and less favorable adjustments related to surrenders.

Interest expense. Interest expense decreased primarily related to our life insurance business mostly from a $20 million favorable adjustment related to the Tax Matters Agreement with our former parent company and from the repurchase and repayment of non-recourse funding obligations in the current year. These decreases were partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the current year.

Provision for income taxes. The effective tax rate was relatively flat at 34.4% for the nine months ended September 30, 2012 compared to 34.7% for the nine months ended September 30, 2011.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Term and whole life insurance (1)
Net earned premiums	$187	$215	$(28)	(13)%	$365	$659	$(294)	(45)%
Sales (2)	1	1	—	—%	1	1	—	—%
Term universal life insurance
Net deposits	$71	$51	$20	39%	$208	$131	$77	59%
Sales (2)	19	33	(14)	(42)%	82	98	(16)	(16)%
Universal life insurance (1)
Net deposits	$161	$153	$8	5%	$518	$464	$54	12%
Sales: (2)
Universal life insurance	15	14	1	7%	50	42	8	19%
Linked-benefits	3	2	1	50%	9	7	2	29%
Total life insurance
Net earned premiums and deposits	$419	$419	$—	—%	$1,091	$1,254	$(163)	(13)%
Sales: (2)
Term life insurance	1	1	—	—%	1	1	—	—%
Term universal life insurance	19	33	(14)	(42)%	82	98	(16)	(16)%
Universal life insurance	15	14	1	7%	50	42	8	19%
Linked-benefits	3	2	1	50%	9	7	2	29%

(1)	The prior period amounts have been re-presented to report whole life insurance with term life insurance. Amounts for whole life insurance were previously reported with universal life insurance.
(2)

In the first quarter of 2012, we changed our definition of sales related to our life insurance business. For term universal and universal life insurance, sales represent annualized first-year deposits plus 5% of excess deposits. For linked-benefits products, sales represent 10% of premium deposits. The prior period amounts have been re-presented to conform to the new definition.

	As of September 30,		Percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Term and whole life insurance (1)
Life insurance in-force, net of reinsurance	$382,735	$444,861	(14)%
Life insurance in-force before reinsurance	546,829	575,689	(5)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$133,846	$87,238	53%
Life insurance in-force before reinsurance	134,921	87,896	54%
Universal life insurance (1)
Life insurance in-force, net of reinsurance	$43,523	$42,015	4%
Life insurance in-force before reinsurance	50,364	48,199	4%
Total life insurance
Life insurance in-force, net of reinsurance	$560,104	$574,114	(2)%
Life insurance in-force before reinsurance	732,114	711,784	3%

(1)	The prior period amounts have been re-presented to report whole life insurance with term life insurance. Amounts for whole life insurance were previously reported with universal life insurance.

Term and whole life insurance

Net earned premiums and our in-force block decreased mainly related to higher ceded reinsurance on certain term life insurance policies in the current year and from not offering these products during these periods.

Term universal life insurance

Net deposits and our in-force block have increased due to continued growth of this product. Sales decreased as we suspended sales of our 15-year and 30-year products in March 2012 and June 2012, respectively.

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

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net earned premiums:
Individual long-term care insurance	$521	$496	$25	5%	$1,537	$1,455	$82	6%
Group long-term care insurance	20	17	3	18%	54	45	9	20%

Total	$541	$513	$28	5%	$1,591	$1,500	$91	6%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$63	$54	$9	17%	$161	$150	$11	7%
Group long-term care insurance	6	—	6	NM (1)	16	4	12	NM (1)

Total	$69	$54	$15	28%	$177	$154	$23	15%

Loss ratio	66%	71%	(5)%		69%	69%	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased mainly attributable to growth of our in-force block from new sales and in-force rate actions.

Sales increased principally from the acceleration of sales prior to new pricing and product offerings.

The loss ratio decreased for the three months ended September 30, 2012 compared to the prior year largely from favorable reserve adjustments of $44 million primarily related to the continuation of a multi-stage system conversion compared to a $13 million favorable valuation adjustment in the prior year. The decrease was also attributable to higher premiums from growth of our in-force block and in-force rate actions. These decreases were partially offset by higher average reserve costs on new claims in the current year.

The loss ratio for the nine months ended September 30, 2012 was flat compared to the prior year as higher average reserve costs on new claims were offset by favorable reserve and actuarial adjustments of $60 million primarily from the continuation of a multi-stage system conversion compared to a $13 million favorable valuation adjustment in the prior year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Single premium deferred annuities
Account value, beginning of period	$10,904	$10,582	$10,831	$10,819
Deposits	427	450	977	845
Surrenders, benefits and product charges	(310)	(345)	(954)	(1,154)

Net flows	117	105	23	(309)
Interest credited	83	88	250	265

Account value, end of period	$11,104	$10,775	$11,104	$10,775

Single premium immediate annuities
Account value, beginning of period	$6,427	$6,384	$6,433	$6,528
Premiums and deposits	90	77	277	247
Surrenders, benefits and product charges	(222)	(245)	(694)	(754)

Net flows	(132)	(168)	(417)	(507)
Interest credited	75	80	230	245
Effect of accumulated net unrealized investment gains (losses)	99	186	223	216

Account value, end of period	$6,469	$6,482	$6,469	$6,482

Structured settlements
Account value, net of reinsurance, beginning of period	$1,106	$1,113	$1,107	$1,113
Surrenders, benefits and product charges	(17)	(18)	(47)	(47)

Net flows	(17)	(18)	(47)	(47)
Interest credited	15	14	44	43

Account value, net of reinsurance, end of period	$1,104	$1,109	$1,104	$1,109

Total premiums from fixed annuities	$26	$22	$74	$62

Total deposits on fixed annuities	$491	$505	$1,180	$1,030

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

International Protection segment

Segment results of operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$164	$209	$(45)	(22)%
Net investment income	32	38	(6)	(16)%
Net investment gains (losses)	1	(2)	3	150%
Insurance and investment product fees and other	1	—	1	NM (1)

Total revenues	198	245	(47)	(19)%

Benefits and expenses:
Benefits and other changes in policy reserves	30	37	(7)	(19)%
Acquisition and operating expenses, net of deferrals	117	143	(26)	(18)%
Amortization of deferred acquisition costs and intangibles	27	32	(5)	(16)%
Goodwill impairment	89	—	89	NM (1)
Interest expense	11	6	5	83%

Total benefits and expenses	274	218	56	26%

Income (loss) before income taxes	(76)	27	(103)	NM (1)
Provision for income taxes	1	7	(6)	(86)%

Net income (loss) available to Genworth Financial, Inc’s common stockholders	(77)	20	(97)	NM (1)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(1)	2	(3)	(150)%
Goodwill impairment, net of taxes	86	—	86	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$8	$22	$(14)	(64)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased as a result of lower premiums and lower tax benefits, partially offset by lower operating expenses and claims paid. The three months ended September 30, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premium volume driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships. The three months ended September 30, 2012 included a decrease of $23 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position. The three months ended September 30, 2012 included a decrease of $6 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by lower claims paid from a decrease in new claim registrations in the current year. In addition, we reclassified loss adjustment expenses of $3 million from acquisition and operating expenses, net of deferrals, in the current year. The three months ended September 30, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower paid commissions related to a decline in new business and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $3 million to benefits and other changes in policy reserves in the current year. The three months ended September 30, 2012 included a decrease of $15 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year. The three months ended September 30, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

The goodwill impairment charge was recorded during the third quarter of 2012. See “Critical Accounting Estimates” for additional information. The three months ended September 30, 2012 included a decrease of $8 million attributable to changes in foreign exchange rates.

Interest expense increased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in the current year. The three months ended September 30, 2012 included a decrease of $3 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to (1.3)% for the three months ended September 30, 2012 from 25.9% for the three months ended September 30, 2011 primarily attributable to a goodwill impairment, partially offset by changes in lower taxed foreign income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$517	$647	$(130)	(20)%
Net investment income	104	139	(35)	(25)%
Net investment gains (losses)	3	1	2	200%
Insurance and investment product fees and other	3	9	(6)	(67)%

Total revenues	627	796	(169)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	112	104	8	8%
Acquisition and operating expenses, net of deferrals	370	451	(81)	(18)%
Amortization of deferred acquisition costs and intangibles	85	110	(25)	(23)%
Goodwill impairment	89	—	89	NM (1)
Interest expense	36	35	1	3%

Total benefits and expenses	692	700	(8)	(1)%

Income (loss) before income taxes	(65)	96	(161)	(168)%
Provision for income taxes	3	24	(21)	(88)%

Net income (loss) available to Genworth Financial, Inc’s common stockholders	(68)	72	(140)	(194)%
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(2)	—	(2)	NM (1)
Goodwill impairment, net of taxes	86	—	86	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$16	$72	$(56)	(78)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased as a result of lower premiums, an increase in reserves and lower tax benefits, partially offset by lower operating expenses. The nine months ended September 30, 2012 included a decrease of $5 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premium volume driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships. The nine months ended September 30, 2012 included a decrease of $43 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position. The nine months ended September 30, 2012 included a decrease of $10 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other decreased mainly attributable to lower third-party administration fees in the current year and non-functional currency transactions as a result of changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by lower favorable claim reserve adjustments which were partially offset by lower paid claims from a decrease in new claim registrations in the current year. In addition, we reclassified loss adjustment expenses of $9 million from acquisition and operating expenses, net of deferrals, in the current year. The nine months ended September 30, 2012 included a decrease of $9 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower paid commissions related to a decline in new business and lower operating expenses as a result of a cost-saving initiative in the prior year. In addition, we reclassified loss adjustment expenses of $9 million to benefits and other changes in policy reserves in the current year. The nine months ended September 30, 2012 included a decrease of $28 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year. The nine months ended September 30, 2012 included a decrease of $6 million attributable to changes in foreign exchange rates.

The goodwill impairment charge was recorded during the third quarter of 2012. See “Critical Accounting Estimates” for additional information. The nine months ended September 30, 2012 included a decrease of $8 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to (4.6)% for the nine months ended September 30, 2012 from 25.0% for the nine months ended September 30, 2011. This decrease in the effective tax rate was primarily attributable to a goodwill impairment, partially offset by changes in lower taxed foreign income. The nine months ended September 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Sales:
Lifestyle protection insurance:
Traditional indemnity premiums	$212	$252	$(40)	(16)%	$686	$764	$(78)	(10)%
Premium equivalents for administrative services only business	2	5	(3)	(60)%	6	17	(11)	(65)%
Reinsurance premiums assumed accounted for under the deposit method	152	181	(29)	(16)%	470	549	(79)	(14)%

Total	$366	$438	$(72)	(16)%	$1,162	$1,330	$(168)	(13)%

Loss ratio	18%	17%	1%		22%	16%	6%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Sales of our lifestyle protection insurance business declined from reduced levels of consumer lending as a result of deteriorating economic conditions in certain regions. The three and nine months ended September 30, 2012 included decreases of $68 million and $113 million, respectively, attributable to changes in foreign exchange rates.

For the three months ended September 30, 2012, the loss ratio increased slightly driven mainly by a decrease in premiums from lower volumes driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships. This was partially offset by lower claims paid from a decrease in new claim registrations in the current year.

For the nine months ended September 30, 2012, the loss ratio increased driven mainly by lower favorable claim reserve adjustments in the current year and a decrease in premiums from lower volumes driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships. These increases were partially offset by lower claims paid from a decrease in new claim registrations in the current year.

Wealth Management segment

Segment results of operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of operations relating to our Wealth Management segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment gains (losses)	$—	$—	$—	—%
Insurance and investment product fees and other	82	115	(33)	(29)%

Total revenues	82	115	(33)	(29)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	63	95	(32)	(34)%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%

Total benefits and expenses	65	96	(31)	(32)%

Income before income taxes	17	19	(2)	(11)%
Provision for income taxes	7	7	—	—%

Net income available to Genworth Financial, Inc’s common stockholders	10	12	(2)	(17)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$10	$12	$(2)	(17)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased largely from the sale of our tax and accounting financial advisor unit, GFIS, in the second quarter of 2012 and negative net flows in the current year, partially offset by growth of our Altegris alternative investment funds.

Revenues

Insurance and investment product fees and other decreased primarily attributable to lower fees due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year. Negative flows in the three months ended September 30, 2012 were $254 million primarily related to relative investment performance in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased largely from lower commission expenses due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year.

Provision for income taxes. The effective tax rate increased to 41.2% for the three months ended September 30, 2012 from 36.8% for the three months ended September 30, 2011. Using whole dollars (rather than the rounded amounts), the effective tax rate was consistent period to period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the results of operations relating to our Wealth Management segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment gains (losses)	$—	$—	$—	—%
Insurance and investment product fees and other	316	339	(23)	(7)%

Total revenues	316	339	(23)	(7)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	219	279	(60)	(22)%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%

Total benefits and expenses	223	282	(59)	(21)%

Income before income taxes	93	57	36	63%
Provision for income taxes	44	22	22	100%

Net income available to Genworth Financial, Inc’s common stockholders	49	35	14	40%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%
Gain on sale of business, net of taxes	(15)	—	(15)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$34	$35	$(1)	(3)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased slightly as favorable market performance during the first and third quarters of 2012 and growth of our Altegris alternative investment funds were largely offset by the sale of our tax and accounting financial advisor unit, GFIS, and negative net flows in the current year.

Revenues

Insurance and investment product fees and other decreased primarily from lower fees due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year, partially offset by a $38 million gain recognized on the sale and favorable market performance during the first and third quarters of 2012. Negative net flows in the nine months ended September 30, 2012 were $858 million primarily related to the movement of a legacy block of managed accounts and from relative investment performance in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased largely from lower commission expenses due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in the current year.

Provision for income taxes. The effective tax rate increased to 47.3% for the nine months ended September 30, 2012 from 38.6% for the nine months ended September 30, 2011. The increase in the effective tax rate was primarily attributable to the sale of our tax and accounting financial advisor unit, GFIS, in the current year.

Wealth Management selected operating performance measures

The following table sets forth selected operating performance measures regarding our Wealth Management segment as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Assets under management, beginning of period	$22,320	$25,930	$25,087	$24,740
Gross flows	1,099	1,565	3,843	5,430
Redemptions	(1,353)	(1,119)	(4,701)	(3,965)

Net flows	(254)	446	(858)	1,465
Market performance	567	(1,763)	1,175	(1,592)
Disposition (1)	—	—	(2,771)	—

Assets under management, end of period	$22,633	$24,613	$22,633	$24,613

(1)

Relates to the sale of our tax and accounting financial advisor unit, GFIS, on April 2, 2012. See note 11 in our “Notes to Condensed Consolidated Financial Statements” for additional information related to the sale.

Wealth Management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantivus Consulting, Inc. and the Altegris companies.

The increase in assets under management during the three months ended September 30, 2012 was principally attributable to favorable market performance, partially offset by negative net flows of $254 million primarily related to relative investment performance in the current year. During the nine months ended September 30, 2012, the decrease in assets under management was primarily driven by the sale of our tax and accounting financial advisor unit on April 2, 2012, partially offset by favorable market performance. Negative net flows in the nine months ended September 30, 2012 were $858 million primarily related to the movement of a legacy block of managed accounts and from relative investment performance in the current year.

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
International Mortgage Insurance segment:
Canada	$42	$40	$2	5%	$120	$119	$1	1%
Australia	57	36	21	58%	80	142	(62)	(44)%
Other Countries	(5)	(8)	3	38%	(23)	(16)	(7)	(44)%

International Mortgage Insurance segment	94	68	26	38%	177	245	(68)	(28)%

U.S. Mortgage Insurance segment	(38)	(79)	41	52%	(106)	(417)	311	75%

Total net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	56	(11)	67	NM (1)	71	(172)	243	141%
Adjustment to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(1)	23	(24)	(104)%	23	28	(5)	(18)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$55	$12	$43	NM (1)	$94	$(144)	$238	165%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$256	$273	$(17)	(6)%
Net investment income	92	103	(11)	(11)%
Net investment gains (losses)	2	32	(30)	(94)%
Insurance and investment product fees and other	—	—	—	—%

Total revenues	350	408	(58)	(14)%

Benefits and expenses:
Benefits and other changes in policy reserves	99	119	(20)	(17)%
Acquisition and operating expenses, net of deferrals	62	65	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	17	16	1	6%
Interest expense	9	9	—	—%

Total benefits and expenses	187	209	(22)	(11)%

Income before income taxes	163	199	(36)	(18)%
Provision for income taxes	34	74	(40)	(54)%

Net income	129	125	4	3%
Less: net income attributable to noncontrolling interests	36	36	—	—%

Net income available to Genworth Financial, Inc.’s common stockholders	93	89	4	4%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	1	(21)	22	105%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$94	$68	$26	38%

The following table sets forth net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$42	$40	$2	5%
Australia	57	36	21	58%
Other Countries	(5)	(8)	3	38%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$94	$68	$26	38%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The three months ended September 30, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business increased as lower losses and lower taxes in the current year were partially offset by lower premiums and net investment income.

•	Our Australian mortgage insurance business increased primarily from favorable taxes and lower losses in the current year, partially offset by lower premiums and net investment income.

•	Other Countries’ net operating loss decreased primarily from lower operating expenses and lower taxes in the current year, partially offset by lower premiums and net investment income.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $6 million, including a decrease of $6 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums were flat as increasing premiums from the smaller more recent books of business were offset by the seasoning of our larger in-force block of business.

•

Our Australian mortgage insurance business decreased $7 million, including a decrease of $4 million attributable to changes in foreign exchange rates. The decrease was primarily from lower policy cancellations, partially offset by higher premiums from our in-force block of business and lower ceded reinsurance premiums in the current year.

•

Other Countries decreased $4 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business and lower premium volume from existing lenders in Europe.

Net investment income

•

Our Canadian mortgage insurance business decreased $5 million, including a decrease of $2 million attributable to changes in foreign exchange rates, mainly due to lower reinvestment yields and lower average invested assets.

•

Our Australian mortgage insurance business decreased $5 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily from lower reinvestment yields, partially offset by higher average invested assets.

•	Other Countries decreased $1 million, including a decrease of $1 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net investment income was flat.

Net investment gains (losses). The decrease in net investment gains was largely driven by our Australian mortgage insurance business primarily related to net realized losses from the sale of securities in the current year compared to net realized gains in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $13 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, lower paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. These decreases were partially offset by a higher average reserve per delinquency.

•

Our Australian mortgage insurance business decreased $5 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, in the current year. This decrease was partially offset by higher claims paid in the current year as a result of an increase in the number of claims, a higher average claim payment and a higher average reserve per delinquency driven by higher frequency and severity assumptions. The prior year also included a decrease in reserves established for the economic impact of the flooding in early 2011.

•

Other Countries decreased $2 million, including a decrease of $2 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, benefits and other changes in policy reserves were flat as losses from the continued aging of existing delinquencies, particularly in Ireland and Italy, and a higher average reserve per delinquency were offset by lower new delinquencies, net of cures, and benefits from ongoing loss mitigation activities.

Acquisition and operating expenses, net of deferrals. The decrease was largely driven by Other Countries as a result of lower operating expenses and cost-saving initiatives in the current year.

Provision for income taxes. The effective tax rate decreased to 20.9% for the three months ended September 30, 2012 from 37.2% for the three months ended September 30, 2011. The decrease in the effective tax rate was primarily attributable to higher taxes in the prior year pursuant to changes in uncertain Australian tax positions and changes in lower taxed foreign income. The three months ended September 30, 2012 included a decrease of $2 million attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$759	$803	$(44)	(5)%
Net investment income	283	297	(14)	(5)%
Net investment gains (losses)	15	41	(26)	(63)%
Insurance and investment product fees and other	—	6	(6)	(100)%

Total revenues	1,057	1,147	(90)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	421	335	86	26%
Acquisition and operating expenses, net of deferrals	182	188	(6)	(3)%
Amortization of deferred acquisition costs and intangibles	50	51	(1)	(2)%
Interest expense	27	21	6	29%

Total benefits and expenses	680	595	85	14%

Income before income taxes	377	552	(175)	(32)%
Provision for income taxes	92	176	(84)	(48)%

Net income	285	376	(91)	(24)%
Less: net income attributable to noncontrolling interests	102	106	(4)	(4)%

Net income available to Genworth Financial, Inc.’s common stockholders	183	270	(87)	(32)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(6)	(25)	19	76%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$177	$245	$(68)	(28)%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$120	$119	$1	1%
Australia	80	142	(62)	(44)%
Other Countries	(23)	(16)	(7)	(44)%

Total net operating income available to Genworth Financial, Inc. common stockholders	$177	$245	$(68)	(28)%

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The nine months ended September 30, 2012 included a decrease of $8 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business increased slightly as lower losses and lower taxes in the current year were partially offset by lower premiums and net investment income.

•

Our Australian mortgage insurance business decreased primarily driven by a reserve strengthening, lower premiums and higher interest expense in the current year, partially offset by higher taxes in the prior year.

•

Other Countries’ net operating loss increased primarily from the continued aging of existing delinquencies, particularly in Ireland and Italy, as a result of a prolonged economic downturn and lower premiums and net investment income. These were partially offset by lower operating expenses and lower taxes in the current year.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $26 million, including a decrease of $13 million attributable to changes in foreign exchange rates, principally from the seasoning of our in-force block of business.

•

Our Australian mortgage insurance business decreased $9 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily driven by lower policy cancellations in the current year and higher ceded reinsurance premiums, partially offset by increased premiums from an actuarial update to premium recognition factors in the current year related to policy cancellation experience.

•

Other Countries decreased $9 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily as a result of seasoning of our in-force block of business and lower premium volume from existing lenders in Europe.

Net investment income

•

Our Canadian mortgage insurance business decreased $9 million, including a decrease of $4 million attributable to changes in foreign exchange rates, mainly due to lower reinvestment yields and lower average invested assets.

•

Our Australian mortgage insurance business decreased $1 million, including a decrease of $1 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net investment income was flat as lower reinvestment yields were offset by higher average invested assets.

•

Other Countries decreased $4 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from lower investment yields as a result of holding higher cash balances in the current year.

Net investment gains (losses). The decrease in net investment gains was largely driven by our Australian mortgage insurance business primarily related to net realized losses from the sale of securities in the current year compared to net realized gains in the prior year.

Insurance and investment product fees and other. The decrease was primarily attributable to Other Countries from currency transactions related to a foreign branch in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $20 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, lower paid claims due to a shift in regional mix, with fewer claims from Alberta, and higher benefits from loss mitigation activities. These decreases were partially offset by a higher average reserve per delinquency.

•

Our Australian mortgage insurance business increased $97 million, including an increase of $4 million attributable to changes in foreign exchange rates, primarily driven by reserve strengthening of $82 million in the first quarter of 2012. The reserve strengthening was the result of higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. Claims paid also increased in the current year as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies, net of cures, in the current year.

•

Other Countries increased $9 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily from the continued aging of existing delinquencies, particularly in Ireland and Italy, and a higher average reserve per delinquency which were partially offset by benefits from ongoing loss mitigation activities.

Acquisition and operating expenses, net of deferrals. The decrease was largely driven by Other Countries as a result of lower operating expenses and cost-saving initiatives in the current year.

Interest expense. Interest expense increased mainly related to our Australian mortgage insurance business from the issuance of debt by our wholly-owned subsidiary in June 2011. The nine months ended September 30, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 24.4% for the nine months ended September 30, 2012 from 31.9% for the nine months ended September 30, 2011. The decrease in the effective tax rate was primarily attributable to changes in uncertain Australian tax positions and a Canadian legislative change in the prior year, as well as lower taxed foreign income. The nine months ended September 30, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Primary insurance in-force:
Canada	$299,600	$250,200	$49,400	20%
Australia	291,500	264,300	27,200	10%
Other Countries	31,900	33,600	(1,700)	(5)%

Total	$623,000	$548,100	$74,900	14%

Risk in-force:
Canada	$104,800	$87,500	$17,300	20%
Australia	102,100	92,500	9,600	10%
Other Countries	4,300	4,800	(500)	(10)%

Total	$211,200	$184,800	$26,400	14%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
New insurance written:
Canada	$9,800	$7,400	$2,400	32%	$32,600	$20,800	$11,800	57%
Australia	8,800	7,200	1,600	22%	25,300	22,700	2,600	11%
Other Countries	400	800	(400)	(50)%	1,200	2,400	(1,200)	(50)%

Total	$19,000	$15,400	$3,600	23%	$59,100	$45,900	$13,200	29%

Net premiums written:
Canada	$176	$164	$12	7%	$430	$420	$10	2%
Australia	131	92	39	42%	336	243	93	38%
Other Countries	7	5	2	40%	20	27	(7)	(26)%

Total	$314	$261	$53	20%	$786	$690	$96	14%

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and nine months ended September 30, 2012 and 2011, this factor was 35%.

Primary insurance in-force and risk in-force increased in Canada primarily as a result of several large bulk transactions in the second and third quarters of 2012. In Australia, primary insurance in-force and risk in-force also increased primarily as a result of flow new insurance written in a larger mortgage originations market driven by increased refinance activity and improved affordability from recent interest rate declines, partially offset by lower bulk new insurance written. In Other Countries, the decrease was mainly attributable to ongoing loss mitigation activities in Europe and to no new business being written in Ireland and Spain. Primary insurance in-force and risk in-force included increases of $35.2 billion and $12.5 billion, respectively, attributable to changes in foreign exchange rates as of September 30, 2012.

New insurance written

For the three months ended September 30, 2012, new insurance written in Canada increased primarily as a result of several large bulk transactions in the third quarter of 2012. Flow new insurance written in Canada during the three months ended September 30, 2012 reflected a traditional seasonal increase, while flow new insurance written during the three months ended September 30, 2011 was from a smaller mortgage originations market, particularly for high loan-to-value refinance transactions, as a result of the government guarantee product changes in March 2011. In Australia, the increase in flow new insurance during the three months ended September 30, 2012 was mainly attributable to a larger mortgage originations market driven by increased refinance activity and improved affordability from recent interest rate declines. In Other Countries, new insurance written declined due to lower volume from existing lenders in Europe and no new business being written in Ireland and Spain. The three months ended September 30, 2012 included a decrease of $1.0 billion attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2012, new insurance written in Canada increased primarily as a result of several large bulk transactions in the second and third quarters of 2012. Flow new insurance written in Canada during the nine months ended September 30, 2012 decreased primarily due to lower new insurance written on high loan-to-value refinance transactions as a result of the government guarantee product changes in March 2011. In Australia, the increase in flow new insurance during the nine months ended September 30, 2012 was mainly attributable to a larger mortgage originations market driven by increased refinance activity and improved affordability from recent interest rate declines, partially offset by fewer bulk transactions in the current year. In Other Countries, new insurance written declined due to lower volume from existing lenders in Europe and no new business being written in Ireland and Spain. The nine months ended September 30, 2012 included a decrease of $1.5 billion attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2012, our unearned premium reserves were $3.0 billion, including an increase of $171 million attributable to changes in foreign exchange rates, compared to $2.9 billion as of September 30, 2011. Excluding the effects of foreign exchange, our unearned premium reserves were flat as net written premiums were offset by the seasoning of our older large in-force blocks of business.

For the three months ended September 30, 2012, net premiums written in Canada increased primarily from higher flow net written premiums and several large bulk transactions in the current year. Net premiums written in Australia increased primarily from higher flow volume, higher flow average price and lower ceded reinsurance premiums. The increase in flow net written premiums was mainly attributable to a larger mortgage originations market driven by increased refinance activity and improved affordability from recent interest rate declines. In Other Countries, net premiums written increased primarily from higher ceded reinsurance premiums in the prior year. The three months ended September 30, 2012 included a decrease of $14 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2012, net premiums written in Canada increased primarily from several large bulk transactions in the second and third quarters of 2012, partially offset by lower flow net written premiums. Net premiums written from flow transactions decreased as a result of a smaller mortgage originations market, particularly for high loan-to-value refinance transactions and lower average price, partially offset by a shift in mix with purchases comprising a higher proportion of new mortgage originations. Net premiums written in Australia increased primarily from higher flow volume and higher flow average price, partially offset by higher ceded reinsurance premiums and lower bulk transactions in the current year. In Other Countries, net premiums written decreased attributable to lower flow new insurance written in Europe, particularly in Italy, in the current year. The nine months ended September 30, 2012 included a decrease of $20 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Loss ratio:
Canada	30%	36%	(6)%	33%	36%	(3)%
Australia	47%	48%	(1)%	83%	47%	36%
Other Countries	97%	85%	12%	119%	69%	50%
Total	39%	43%	(4)%	56%	42%	14%
Expense ratio:
Canada	21%	22%	(1)%	26%	27%	(1)%
Australia	24%	37%	(13)%	27%	37%	(10)%
Other Countries	118%	258%	(140)%	136%	135%	1%
Total	25%	31%	(6)%	29%	35%	(6)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio for the three months ended September 30, 2012 was primarily attributable to lower losses in Canada from lower new delinquencies, net of cures, due to a shift in regional mix, with fewer claims from Alberta. In Australia, the loss ratio decreased slightly as lower losses were mostly offset by a decrease in net earned premiums. In Other Countries, the loss ratio increased as a result of lower net earned premiums, partially offset by lower losses.

For the nine months ended September 30, 2012, the increase in the loss ratio was primarily attributable to a reserve strengthening in Australia in the current year and higher losses and lower earned premiums in Europe. In Australia, we strengthened reserves by $82 million in the first quarter of 2012 due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. In Other Countries, the loss ratio increased as a result of increased losses from the continued aging of existing delinquencies, particularly in Ireland and Italy, and lower net earned premiums. In Canada, the loss ratio decreased as a result of lower losses, partially offset by lower net earned premiums.

For the three months ended September 30, 2012, the expense ratio in Canada decreased slightly primarily attributable to higher net premiums written. In Australia, the expense ratio decreased primarily attributable to higher net premiums written while operating expenses remained consistent with prior year levels. The decrease in the expense ratio in Other Countries was primarily attributable to lower operating expenses and cost-saving initiatives, and higher net premiums written.

For the nine months ended September 30, 2012, the slight decrease in the expense ratio in Canada was attributable to higher net premiums written. In Australia, the expense ratio decreased primarily attributable to higher net premiums written while operating expenses remained consistent with the prior year levels. In Other Countries, the slight increase in the expense ratio was attributable to lower net premiums written, partially offset by lower operating expenses in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
Canada:
Primary insured loans in-force	1,483,111	1,362,092	1,346,546
Delinquent loans	2,183	2,752	2,868
Percentage of delinquent loans (delinquency rate)	0.15%	0.20%	0.21%
Flow loan in-force	1,112,910	1,064,942	1,049,959
Flow delinquent loans	1,943	2,477	2,594
Percentage of flow delinquent loans (delinquency rate)	0.17%	0.23%	0.25%
Bulk loans in-force	370,201	297,150	296,587
Bulk delinquent loans (1)	240	275	274
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.09%	0.09%

Australia:
Primary insured loans in-force	1,440,397	1,437,380	1,428,328
Delinquent loans	6,791	7,874	8,464
Percentage of delinquent loans (delinquency rate)	0.47%	0.55%	0.59%
Flow loan in-force	1,306,316	1,289,200	1,280,741
Flow delinquent loans	6,475	7,626	8,208
Percentage of flow delinquent loans (delinquency rate)	0.50%	0.59%	0.64%
Bulk loans in-force	134,081	148,180	147,587
Bulk delinquent loans (1)	316	248	256
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.17%	0.17%

Other Countries:
Primary insured loans in-force	202,174	217,141	220,084
Delinquent loans	12,511	12,258	11,618
Percentage of delinquent loans (delinquency rate)	6.19%	5.65%	5.28%
Flow loan in-force	142,368	149,036	151,075
Flow delinquent loans	8,728	8,919	8,324
Percentage of flow delinquent loans (delinquency rate)	6.13%	5.98%	5.51%
Bulk loans in-force	59,806	68,105	69,009
Bulk delinquent loans (1)	3,783	3,339	3,294
Percentage of bulk delinquent loans (delinquency rate)	6.33%	4.90%	4.77%

Total:
Primary insured loans in-force	3,125,682	3,016,613	2,994,958
Delinquent loans	21,485	22,884	22,950
Percentage of delinquent loans (delinquency rate)	0.69%	0.76%	0.77%
Flow loan in-force	2,561,594	2,503,178	2,481,775
Flow delinquent loans	17,146	19,022	19,126
Percentage of flow delinquent loans (delinquency rate)	0.67%	0.76%	0.77%
Bulk loans in-force	564,088	513,435	513,183
Bulk delinquent loans (1)	4,339	3,862	3,824
Percentage of bulk delinquent loans (delinquency rate)	0.77%	0.75%	0.75%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 4,316 as of September 30, 2012, 3,840 as of December 31, 2011 and 3,804 as of September 30, 2011.

In Canada, flow and bulk loans in-force increased compared to December 31, 2011 primarily from ongoing new business. In Australia, flow loans in-force increased marginally during the current year as new policies written were mostly offset by policy cancellations. In Other Countries, flow and bulk loans in-force decreased primarily from loss mitigation activities in Europe and Mexico. In Canada, flow delinquent loans decreased compared to December 31, 2011 primarily as a result of lower new delinquencies, net of cures. In Australia, flow delinquent loans decreased in the current year as elevated volumes of claims paid and an improved cure rate more than offset new delinquencies. In Other Countries, flow delinquent loans decreased primarily from loss mitigation activities in the current year.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$136	$140	$(4)	(3)%
Net investment income	20	29	(9)	(31)%
Net investment gains (losses)	(2)	2	(4)	(200)%
Insurance and investment product fees and other	—	—	—	—%

Total revenues	154	171	(17)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	174	251	(77)	(31)%
Acquisition and operating expenses, net of deferrals	40	41	(1)	(2)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%

Total benefits and expenses	215	293	(78)	(27)%

Loss before income taxes	(61)	(122)	61	50%
Benefit for income taxes	(23)	(45)	22	49%

Net loss available to Genworth Financial, Inc.’s common stockholders	(38)	(77)	39	51%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	(2)	2	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(38)	$(79)	$41	52%

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to lower new delinquencies, partially offset by continued aging of existing delinquencies in the current year.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $102 million, partially offset by an increase in net paid claims of $25 million. The decrease in change in reserves was primarily driven by lower new delinquencies in the current year. The increase in net paid claims was attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements in the current year.

Benefit for income taxes. The effective tax rate increased to 37.7% for the three months ended September 30, 2012 from 36.9% for the three months ended September 30, 2011. The increase in the effective tax rate was primarily attributable to lower tax favored investment benefits.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine month ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$410	$424	$(14)	(3)%
Net investment income	56	88	(32)	(36)%
Net investment gains (losses)	25	4	21	NM (1)
Insurance and investment product fees and other	22	2	20	NM (1)

Total revenues	513	518	(5)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	545	1,056	(511)	(48)%
Acquisition and operating expenses, net of deferrals	107	121	(14)	(12)%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%

Total benefits and expenses	656	1,181	(525)	(44)%

Loss before income taxes	(143)	(663)	520	78%
Benefit for income taxes	(54)	(249)	195	78%

Net loss available to Genworth Financial, Inc.’s common stockholders	(89)	(414)	325	79%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(17)	(3)	(14)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(106)	$(417)	$311	75%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in change in reserves of $637 million, partially offset by an increase in net paid claims of $126 million. The decrease in change in reserves was primarily driven by lower new delinquencies in the current year and a reserve strengthening in the prior year that did not recur. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations at that time included further deterioration in cure rates and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. The increase in net paid claims was attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower operating expenses as a result of a cost–saving initiative in 2011.

Benefit for income taxes. The effective tax rate increased to 37.8% for the nine months ended September 30, 2012 from 37.6% for the nine months ended September 30, 2011. The rate remained flat from the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Primary insurance in-force	$111,100	$119,200	$(8,100)	(7)%
Risk in-force	26,600	28,000	(1,400)	(5)%

Three months ended September 30,	Increase (decrease) and Percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
New insurance written	$4,700	$2,700	$2,000	74%	$11,300	$7,000	$4,300	61%
Net premiums written	132	143	(11)	(8)%	413	430	(17)	(4)%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of market lapse driven by an increase in the mortgage refinance market and a decline in our mortgage insurance market share due to tighter mortgage insurance guidelines and our pricing structure. These decreases were partially offset by an increase in new insurance written. In addition, risk in-force decreased due to tighter mortgage insurance guidelines as well as a continued weak housing market and reduced mortgage credit liquidity. Flow persistency was 82% and 86% for the nine months ended September 30, 2012 and 2011, respectively.

New insurance written

New insurance written increased for the three and nine months ended September 30, 2012, primarily driven by an increase in the mortgage refinance market, partially offset by a decline in our mortgage insurance market share due to tighter mortgage insurance guidelines and our pricing structure.

Net premiums written

For the three and nine months ended September 30, 2012, net premiums written decreased due to lower assumed reinsurance premiums, partially offset by higher new insurance written.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Loss ratio	129%	181%	(52)%	133%	249%	(116)%
Expense ratio	31%	30%	1%	27%	29%	(2)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three months ended September 30, 2012 decreased primarily attributable to a decrease in change in reserves driven by lower new delinquencies in the current year. This decrease was partially offset by an increase in net paid claims attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements.

The loss ratio for the nine months ended September 30, 2012 decreased primarily attributable to a decrease in change in reserves primarily driven by lower new delinquencies in the current year and a reserve strengthening in the prior year that did not recur. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations at that time included further deterioration in cure rates and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. These decreases were partially offset by an increase in net paid claims attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements.

The expense ratio increased for the three months ended September 30, 2012, principally as a result of higher underwriting and legal expenses. The expense ratio decreased for the nine months ended September 30, 2012 primarily from lower operating expenses as a result of a cost-saving initiative in 2011, as well as lower written premiums.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
Primary insurance:
Insured loans in-force	669,618	714,467	733,383
Delinquent loans	72,127	87,007	88,020
Percentage of delinquent loans (delinquency rate)	10.77%	12.18%	12.00%

Flow loan in-force	601,851	633,246	648,242
Flow delinquent loans	69,174	83,931	84,910
Percentage of flow delinquent loans (delinquency rate)	11.49%	13.25%	13.10%

Bulk loans in-force	67,767	81,221	85,141
Bulk delinquent loans (1)	2,953	3,076	3,110
Percentage of bulk delinquent loans (delinquency rate)	4.36%	3.79%	3.65%

A minus and sub-prime loans in-force	60,742	68,487	71,097
A minus and sub-prime loans delinquent loans	16,287	19,884	20,347
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	26.81%	29.03%	28.62%

Pool insurance:
Insured loans in-force	13,237	14,418	16,574
Delinquent loans	670	778	957
Percentage of delinquent loans (delinquency rate)	5.06%	5.40%	5.77%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,441 as of September 30, 2012, 1,592 as of December 31, 2011 and 1,604 as of September 30, 2011.

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

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2012
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	17,064	$154	$675	23%
4 – 11 payments	17,854	466	777	60%
12 payments or more	34,256	1,215	1,671	73%

Total	69,174	$1,835	$3,123	59%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2011
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	21,272	$193	$835	23%
4 – 11 payments	24,493	646	1,075	60%
12 payments or more	38,166	1,360	1,870	73%

Total	83,931	$2,199	$3,780	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2012	Percent of total reserves as of September 30, 2012 (1)	Delinquency rate
			September 30, 2012	December 31, 2011	September 30, 2011
By Region:
Southeast (2)	22%	35%	15.14%	17.10%	16.80%
South Central (3)	16	9	8.10%	10.15%	9.95%
Northeast (4)	15	15	12.91%	12.80%	12.30%
North Central (5)	12	12	10.27%	11.89%	11.79%
Pacific (6)	11	12	10.41%	12.52%	12.99%
Great Lakes (7)	9	6	7.96%	9.00%	8.83%
New England (8)	5	4	9.77%	10.59%	10.81%
Mid-Atlantic (9)	5	4	9.95%	10.73%	10.37%
Plains (10)	5	3	6.64%	7.87%	7.80%

Total	100%	100%	10.77%	12.18%	12.00%

(1)	Total reserves were $2,114 million as of September 30, 2012.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Illinois, Minnesota, Missouri and Wisconsin.
(6)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2012	Percent of total reserves as of September 30, 2012 (1)	Delinquency rate
			September 30, 2012	December 31, 2011	September 30, 2011
By State:
Florida	7%	25%	27.06%	29.30%	28.93%
New York	7%	6%	11.27%	10.66%	10.28%
Texas	7%	3%	6.91%	8.34%	7.84%
California	6%	5%	8.04%	10.86%	11.62%
Illinois	5%	8%	14.84%	16.70%	16.54%
New Jersey	4%	6%	18.98%	19.07%	18.20%
Pennsylvania	4%	3%	11.15%	11.85%	11.47%
North Carolina	4%	3%	10.26%	11.89%	11.55%
Georgia	4%	3%	12.34%	14.79%	14.76%
Ohio	3%	2%	8.14%	8.73%	8.39%

(1)	Total reserves were $2,114 million as of September 30, 2012.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2012:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2001 and prior	7.74%	2.0%	$2,070	1.9%	$520	2.0%
2002	6.62%	1.4	1,578	1.4	394	1.5
2003	5.62%	3.7	6,365	5.7	1,066	4.0
2004	5.86%	4.7	4,376	3.9	1,015	3.8
2005	5.91%	12.7	7,770	7.0	2,024	7.7
2006	6.33%	19.2	10,619	9.5	2,646	10.0
2007	6.35%	38.3	24,095	21.7	5,976	22.7
2008	5.92%	17.3	21,990	19.8	5,497	20.9
2009	5.07%	0.4	5,405	4.9	1,062	4.0
2010	4.67%	0.2	6,953	6.3	1,509	5.7
2011	4.44%	0.1	8,774	7.9	2,023	7.7
2012	3.86%	—	11,129	10.0	2,624	10.0

Total portfolio	5.73%	100.0%	$111,124	100.0%	$26,356	100.0%

(1)	Total reserves were $2,114 million as of September 30, 2012.

Corporate and Runoff Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Runoff Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Runoff segment	$9	$(7)	$16	NM (1)	$38	$12	$26	NM (1)
Corporate and Other activities	(48)	(56)	8	14%	(141)	(217)	76	35%

Total net operating loss available to Genworth Financial, Inc.’s common stockholders	(39)	(63)	24	38%	(103)	(205)	102	50%
Adjustment to net operating loss available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	—	(101)	101	100%	(11)	(116)	105	91%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(39)	$(164)	$125	76%	$(114)	$(321)	$207	64%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Runoff segment

Segment results of operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$1	$89	$(88)	(99)%
Net investment income	34	33	1	3%
Net investment gains (losses)	5	(159)	164	103%
Insurance and investment product fees and other	52	55	(3)	(5)%

Total revenues	92	18	74	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	9	86	(77)	(90)%
Interest credited	33	34	(1)	(3)%
Acquisition and operating expenses, net of deferrals	18	35	(17)	(49)%
Amortization of deferred acquisition costs and intangibles	18	32	(14)	(44)%

Total benefits and expenses	78	187	(109)	(58)%

Income (loss) before income taxes	14	(169)	183	108%
Provision (benefit) for income taxes	3	(70)	73	104%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	11	(99)	110	111%
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(2)	92	(94)	(102)%

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$9	$(7)	$16	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We had net operating income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net operating loss in the prior year primarily related to our variable annuity products largely driven by favorable equity market performance in the current year. The prior year included operating income from our Medicare supplement insurance business that was sold in the fourth quarter of 2011.

Revenues

Premiums decreased driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment income increased primarily from higher policy loan income and higher limited partnership gains in the current year, partially offset by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

We had net investment gains in the current year compared to net investment losses in the prior year. Net investment gains in the current year were principally from gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses. Net investment losses in the prior year were largely related to losses on embedded derivatives associated with our variable annuity products with GMWBs and impairments, partially offset by derivative gains and net gains from the sale of investment securities.

Insurance and investment product fees and other decreased mainly attributable to lower average account values of our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from a decrease in our GMDB reserves in our variable annuity products due to favorable equity market impacts in the current year.

Acquisition and operating expenses, net of deferrals, decreased principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Amortization of deferred acquisition costs and intangibles decreased largely related to lower amortization of deferred acquisition costs in our variable annuity products from favorable equity market impacts and a $2 million favorable unlocking driven by lower surrenders in the current year. The decrease was also attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011. These decreases were partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs and a $13 million unfavorable unlocking related to our annual review of assumptions in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 21.4% for the three months ended September 30, 2012 from 41.4% for the three months ended September 30, 2011. The decrease in the effective tax rate was primarily related to tax favored investment benefits in the current year and changes in uncertain tax positions in the prior year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Premiums	$4	$258	$(254)	(98)%
Net investment income	108	104	4	4%
Net investment gains (losses)	22	(170)	192	113%
Insurance and investment product fees and other	155	171	(16)	(9)%

Total revenues	289	363	(74)	(20)%

Benefits and expenses:
Benefits and other changes in policy reserves	24	233	(209)	(90)%
Interest credited	100	103	(3)	(3)%
Acquisition and operating expenses, net of deferrals	58	118	(60)	(51)%
Amortization of deferred acquisition costs and intangibles	31	68	(37)	(54)%
Interest expense	1	1	—	—%

Total benefits and expenses	214	523	(309)	(59)%

Income (loss) before income taxes	75	(160)	235	147%
Provision (benefit) for income taxes	23	(75)	98	131%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	52	(85)	137	161%
Adjustment to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(14)	97	(111)	(114)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$38	$12	$26	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased primarily related to our variable annuity products largely from favorable equity market performance in the current year and a $7 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur. The prior year included operating income from our Medicare supplement insurance business that was sold in the fourth quarter of 2011.

Revenues

Premiums decreased driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment income increased primarily from higher policy loan income in the current year and higher average invested assets in our variable annuity products, partially offset by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

We had net investment gains in the current year compared to net investment losses in the prior year. Net investment gains in the current year were principally from gains on embedded derivatives associated with our variable annuity products with GMWBs and net gains from the sale of investment securities, partially offset by derivative losses and impairments. Net investment losses in the prior year were largely related to losses on embedded derivatives associated with our variable annuity products with GMWBs and impairments, partially offset by derivative gains and net gains from the sale of investment securities.

Insurance and investment product fees and other decreased mainly attributable to lower average account values of our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from a decrease in our GMDB reserves in our variable annuity products due to favorable equity market impacts in the current year.

Interest credited decreased principally related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals, decreased principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011, a $9 million charge from the discontinuance of our variable annuity offerings in the prior year that did not recur and from lower production of our variable annuity products in the current year due to block runoff.

Amortization of deferred acquisition costs and intangibles decreased largely related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from favorable equity market impacts in our variable annuity products in the current year. These decreases were partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs. The current year also included a $13 million unfavorable unlocking related to our annual review of assumptions, partially offset by a $7 million favorable unlocking driven by lower surrenders.

Provision (benefit) for income taxes. The effective tax rate decreased to 30.7% for the nine months ended September 30, 2012 from 46.9% for the nine months ended September 30, 2011. The decrease in the effective tax rate was primarily related to tax favored investment benefits, partially offset by changes in uncertain tax positions.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Income Distribution Series (1)
Account value, beginning of period	$6,229	$6,606	$6,265	$6,590
Deposits	17	30	63	180
Surrenders, benefits and product charges	(184)	(171)	(526)	(527)

Net flows	(167)	(141)	(463)	(347)
Interest credited and investment performance	199	(317)	459	(95)

Account value, end of period	$6,261	$6,148	$6,261	$6,148

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,703	$2,012	$1,766	$2,078
Deposits	4	4	10	24
Surrenders, benefits and product charges	(72)	(73)	(242)	(261)

Net flows	(68)	(69)	(232)	(237)
Interest credited and investment performance	80	(208)	181	(106)

Account value, net of reinsurance, end of period	$1,715	$1,735	$1,715	$1,735

Variable life insurance
Account value, beginning of period	$293	$314	$284	$313
Deposits	2	3	7	9
Surrenders, benefits and product charges	(12)	(12)	(30)	(34)

Net flows	(10)	(9)	(23)	(25)
Interest credited and investment performance	11	(33)	33	(16)

Account value, end of period	$294	$272	$294	$272

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

Income Distribution Series

Account value related to our income distribution series products increased mainly attributable to favorable equity market performance outpacing surrenders during the third quarter of 2012. Account value decreased for the nine months ended September 30, 2012 primarily driven by unfavorable market performance during the second quarter of 2012, partially offset by favorable market performance during the first and third quarters of 2012. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional variable annuities

In our traditional variable annuities, the increase in account value was primarily the result of favorable equity market performance outpacing surrenders during the third quarter of 2012. Account value decreased for the nine months ended September 30, 2012 primarily driven by unfavorable market performance during the second quarter of 2012, partially offset by favorable market performance during the first and third quarters of 2012. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable life insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
GICs, FABNs and Funding Agreements
Account value, beginning of period	$2,221	$3,043	$2,623	$3,717
Deposits	84	—	84	—
Surrenders and benefits	(26)	(341)	(466)	(1,088)

Net flows	58	(341)	(382)	(1,088)
Interest credited	17	24	56	85
Foreign currency translation	1	(9)	—	3

Account value, end of period	$2,297	$2,717	$2,297	$2,717

Account value related to our institutional products increased for the three months ended September 30, 2012 as deposits outpaced surrenders and benefits. Deposits for the three and nine months ended September 30, 2012 increased related to our participation in the Federal Home Loan Bank program. For the nine months ended September 30, 2012, account value decreased mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

(Amounts in millions)	Three months ended September 30,		Increase (decrease) and percentage change
	2012	2011	2012 vs. 2011
Revenues:
Net investment income	$3	$2	$1	50%
Net investment gains (losses)	(4)	(11)	7	64%
Insurance and investment product fees and other	35	13	22	169%

Total revenues	34	4	30	NM (1)

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	34	14	20	143%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%
Interest expense	82	82	—	—%

Total benefits and expenses	119	99	20	20%

Loss before income taxes	(85)	(95)	10	11%
Benefit for income taxes	(35)	(30)	(5)	(17)%

Net loss available to Genworth Financial, Inc.’s common stockholders	(50)	(65)	15	23%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	2	9	(7)	(78)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(48)	$(56)	$8	14%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a lower net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of higher tax benefits in the current year.

Revenues

Net investment losses decreased primarily related to net gains from the sale of investment securities related to portfolio repositioning in the current year compared to net losses in the prior year and lower impairments in the current year. These increases were partially offset by derivative losses in the current year compared to derivative gains in the prior year.

Insurance and investment product fees and other increased mainly attributable to higher income related to our reverse mortgage business.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased $24 million as a result of our reverse mortgage business primarily related to broker commissions on loans, partially offset by lower net expenses after allocations to our operating segments in the current year.

The increase in the income tax benefit was primarily related to a higher allocation of benefits to Corporate and Other activities related to the increased proportion of total current period income to total expected full year income as compared to the total prior period income in proportion to the total prior year expected full year income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2012 vs. 2011
Revenues:
Net investment income	$19	$19	$—	—%
Net investment gains (losses)	(39)	(28)	(11)	(39)%
Insurance and investment product fees and other	80	26	54	NM (1)

Total revenues	60	17	43	NM (1)

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	92	25	67	NM (1)
Amortization of deferred acquisition costs and intangibles	9	9	—	—%
Interest expense	228	250	(22)	(9)%

Total benefits and expenses	329	284	45	16%

Loss before income taxes	(269)	(267)	(2)	(1)%
Benefit for income taxes	(103)	(31)	(72)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	(166)	(236)	70	30%
Adjustment to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	25	19	6	32%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(141)	$(217)	$76	35%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a lower net operating loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to the prior year primarily as a result of higher tax benefits and lower interest expense, partially offset by higher operating expenses in the current year.

Revenues

Net investment losses increased primarily related to derivative losses in the current year compared to derivative gains in the prior year. This increase was partially offset by lower impairments and lower losses from the sale of securities related to portfolio repositioning in the current year.

Insurance and investment product fees and other increased mainly attributable to higher income related to our reverse mortgage business.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased as a result of $56 million associated with our reverse mortgage business primarily related to broker commissions on loans and higher unallocated expenses to our operating segments in the current year.

Interest expense decreased mainly attributable to a $20 million favorable adjustment in the current year related to the Tax Matters Agreement with our former parent company.

The increase in the income tax benefit was primarily related to a higher allocation of benefits to Corporate and Other activities related to the increased proportion of total current period income to total expected full year income as compared to the total prior period income in proportion to the total prior year expected full year income.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2012		2011		2012 vs. 2011
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.8%	$659	5.0%	$669	(0.2)%	$(10)
Fixed maturity securities—non-taxable	2.4%	2	3.8%	8	(1.4)%	(6)
Commercial mortgage loans	5.9%	87	5.6%	89	0.3%	(2)
Restricted commercial mortgage loans related to securitization entities	8.6%	8	10.1%	11	(1.5)%	(3)
Equity securities	3.5%	4	3.4%	3	0.1%	1
Other invested assets	15.0%	48	13.2%	42	1.8%	6
Restricted other invested assets related to securitization entities	0.2%	—	0.2%	—	—%	—
Policy loans	7.6%	31	7.7%	30	(0.1)%	1
Cash, cash equivalents and short-term investments	0.8%	8	1.4%	12	(0.6)%	(4)

Gross investment income before expenses and fees	4.9%	847	5.0%	864	(0.1)%	(17)
Expenses and fees	(0.2)%	(22)	(0.1)%	(22)	(0.1)%	—

Net investment income	4.7%	$825	4.9%	$842	(0.2)%	$(17)

	Nine months ended September 30,				Increase (decrease)
	2012		2011		2012 vs. 2011
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.8%	$1,988	5.0%	$2,032	(0.2)%	$(44)
Fixed maturity securities—non-taxable	3.0%	9	4.1%	29	(1.1)%	(20)
Commercial mortgage loans	5.7%	256	5.6%	273	0.1%	(17)
Restricted commercial mortgage loans related to securitization entities	8.3%	24	8.5%	30	(0.2)%	(6)
Equity securities	4.4%	14	6.1%	16	(1.7)%	(2)
Other invested assets	15.4%	157	13.3%	131	2.1%	26
Restricted other invested assets related to securitization entities	—%	—	0.2%	—	(0.2)%	—
Policy loans	7.8%	93	7.8%	89	—%	4
Cash, cash equivalents and short-term investments	0.8%	28	0.9%	24	(0.1)%	4

Gross investment income before expenses and fees	4.9%	2,569	5.1%	2,624	(0.2)%	(55)
Expenses and fees	(0.1)%	(66)	(0.1)%	(71)	—%	5

Net investment income	4.8%	$2,503	5.0%	$2,553	(0.2)%	$(50)

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended September 30, 2012, the decrease in overall weighted-average investment yields was primarily as a result of lower reinvestment yields and $9 million of lower gains related to limited partnerships accounted for under the equity method, partially offset by higher average invested assets in longer duration products. Net investment income for the three months ended September 30, 2012 also included $6 million of higher bond calls and prepayments.

For the nine months ended September 30, 2012, the decrease in overall weighted-average investment yields was primarily as a result of lower reinvestment yields and lower income attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a lower gain position in the current year, partially offset by higher average invested assets in longer duration products. Net investment income for the nine months ended September 30, 2012 also included $9 million of lower bond calls and prepayments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Available-for-sale securities:
Realized gains	$28	$59	$112	$113
Realized losses	(14)	(23)	(79)	(88)

Net realized gains (losses) on available-for-sale securities	14	36	33	25

Impairments:
Total other-than-temporary impairments	(26)	(39)	(84)	(98)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(3)	(13)	(1)	(16)

Net other-than-temporary impairments	(29)	(52)	(85)	(114)

Trading securities	14	11	21	36
Commercial mortgage loans	2	3	7	4
Net gains (losses) related to securitization entities	18	(57)	48	(52)
Derivative instruments	(2)	(76)	(4)	(101)
Contingent consideration adjustment	(8)	(22)	(10)	(23)

Net investment gains (losses)	$9	$(157)	$10	$(225)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

•

We recorded $29 million of net other-than-temporary impairments during the three months ended September 30, 2012 as compared to $52 million during the three months ended September 30, 2011. Of total impairments during the three months ended September 30, 2012 and 2011, $25 million and $10 million, respectively, related to structured securities, including $8 million and $5 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The three months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $42 million during the three months ended September 30, 2011. During the three months ended September 30, 2012, we also recorded a $3 million of impairments related to commercial mortgage loans.

•

Net investment losses related to derivatives of $2 million during the three months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. Net investment losses related to derivatives of $76 million during the three months ended September 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices. Additionally, there were market losses resulting from increased volatility and widening of credit spreads associated with credit default swaps where we sold protection to improve diversifications and portfolio yield. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs as a result of lower long-term interest rates related to our long-term care insurances business and gains related to embedded derivatives associated with an increase in the value of assets held by the reinsurer. In addition, there were gains from derivatives used to mitigate foreign subsidiary macroeconomic and currency risk and gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

We had $22 million of lower net gains related to the sale of available-for-sale securities during the three months ended September 30, 2012. We recorded $18 million of net gains related securitization entities during the three months ended September 30, 2012 compared to $57 million of net losses during the three months ended September 30, 2011 primarily related to derivatives. We also recorded $14 million of lower contingent consideration adjustments during the three months ended September 30, 2012 mainly related to the purchase of Altegris in 2010.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2012 and 2011 was $228 million from the sale of 50 securities and $263 million from the sale of 94 securities, respectively, which was approximately 96% and 93%, respectively, of book value. The loss on sales of securities during the three months ended September 30, 2012 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the third quarter of 2012 included one foreign corporate security that was sold for a total loss of $2 million related to portfolio repositioning activities. The securities sold at a loss in the third quarter of 2011 included one U.S. corporate security that was sold for a total loss of $4 million related to portfolio repositioning activities.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

•

We recorded $85 million of net other-than-temporary impairments during the nine months ended September 30, 2012 as compared to $114 million during the nine months ended September 30, 2011. Of total impairments during the nine months ended September 30, 2012 and 2011, $63 million and $48 million, respectively, related to structured securities, including $30 million and $29 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The nine months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities. Impairments related to corporate securities were $15 million during the nine months ended September 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $56 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment losses related to derivatives of $4 million during the nine months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. Net investment losses related to derivatives of $101 million during the nine months ended September 30, 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices. Additionally, there were market losses resulting from increased volatility and widening of credit spreads associated with credit default swaps where we sold protection to improve diversifications and portfolio yield. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs as a result of lower long-term interest rates related to our long-term care insurance business and gains related to embedded derivatives associated with an increase in the value of assets held by the reinsurer. In addition, there were gains from derivatives used to mitigate foreign subsidiary macroeconomic and currency risk and gains related to a derivative strategy to mitigate the interest rate risk associated with our statutory capital position.

•

We had $8 million of higher net gains related to the sale of available-for-sale securities during the nine months ended September 30, 2012. We recorded $48 million of net gains related to securitization entities during the nine months ended September 30, 2012 compared to $52 million of net losses during the nine months ended September 30, 2011 primarily related to derivatives and higher gains on trading securities. We also recorded $15 million of lower gains related to trading securities and $13 million of lower contingent consideration adjustments during the nine months ended September 30, 2012 mainly related to the purchase of Altegris in 2010.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2012 and 2011 was $911 million from the sale of 193 securities and $954 million from the sale of 231 securities, respectively, which was approximately 93% of book value for both periods. The loss on sales of securities during the nine months ended September 30, 2012 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the nine months ended September 30, 2012 included one corporate security sold for a total loss of $8 million and one municipal bond sold for a total loss of $4 million in the first quarter of 2012, three foreign bonds sold for a total loss of $5 million in the second quarter of 2012 and one foreign corporate security that was sold for a total loss of $2 million in the third quarter of 2012 related to portfolio repositioning activities. The securities sold at a loss during the nine months ended September 30, 2011 included two U.S. corporate securities that were sold for a total loss of $11 million in the first quarter of 2011, one foreign corporate security that was sold for a total loss of $11 million in the second quarter of 2011 and one U.S. corporate security that was sold for a total loss of $4 million in the third quarter of 2011 related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$48,137	61%	$45,420	59%
Private	14,077	18	12,875	17
Commercial mortgage loans	5,861	8	6,092	8
Other invested assets	3,916	4	4,819	6
Policy loans	1,626	2	1,549	2
Equity securities, available-for-sale	524	1	361	—
Restricted other invested assets related to securitization entities	393	1	377	1
Restricted commercial mortgage loans related to securitization entities	359	—	411	1
Cash and cash equivalents	3,741	5	4,488	6

Total cash, cash equivalents and invested assets	$78,634	100%	$76,392	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2012, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,448	$1,060	$—	$(5)	$—	$5,503
Tax-exempt (1)	328	17	—	(43)	—	302
Government—non-U.S. (2)	2,315	260	—	(1)	—	2,574
U.S. corporate (2), (3)	23,062	3,368	20	(144)	—	26,306
Corporate—non-U.S. (2)	14,256	1,190	—	(78)	—	15,368
Residential mortgage-backed (4)	5,837	562	12	(150)	(142)	6,119
Commercial mortgage-backed	3,240	185	4	(112)	(31)	3,286
Other asset-backed (4)	2,799	44	—	(86)	(1)	2,756

Total fixed maturity securities	56,285	6,686	36	(619)	(174)	62,214
Equity securities	499	32	—	(7)	—	524

Total available-for-sale securities	$56,784	$6,718	$36	$(626)	$(174)	$62,738

(1)	Fair value included municipal bonds of $211 million related to special revenue bonds, $83 million related to general obligation bonds and $8 million related to other municipal bonds.
(2)	Fair value included $591 million of European periphery exposure.
(3)	Fair value included municipal bonds of $1,022 million related to special revenue bonds and $432 million related to general obligation bonds.
(4)	Fair value included $365 million collateralized by sub-prime residential mortgage loans and $270 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2011, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3,946	$918	$—	$(1)	$—	$4,863
Tax-exempt (1)	564	15	—	(76)	—	503
Government—non-U.S. (2)	2,017	196	—	(2)	—	2,211
U.S. corporate (2),(3)	23,024	2,542	18	(325)	(1)	25,258
Corporate—non-U.S. (2)	13,156	819	—	(218)	—	13,757
Residential mortgage-backed (4)	5,695	446	9	(252)	(203)	5,695
Commercial mortgage-backed	3,470	157	4	(179)	(52)	3,400
Other asset-backed (4)	2,686	18	—	(95)	(1)	2,608

Total fixed maturity securities	54,558	5,111	31	(1,148)	(257)	58,295
Equity securities	356	19	—	(14)	—	361

Total available-for-sale securities	$54,914	$5,130	$31	$(1,162)	$(257)	$58,656

(1)	Fair value included municipal bonds of $296 million related to special revenue bonds, $185 million related to general obligation bonds and $22 million related to other municipal bonds.
(2)	Fair value included $689 million of European periphery exposure.
(3)	Fair value included municipal bonds of $881 million related to special revenue bonds and $416 million related to general obligation bonds.
(4)	Fair value included $362 million collateralized by sub-prime residential mortgage loans and $261 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities increased $3.9 billion primarily as a result of the change in interest rates and as purchases exceeded maturities in the current year.

The majority of our unrealized losses were related to securities held within our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $43 million and $81 million as of September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012
(Amounts in millions)	Sovereign Debt	Non-Financial	Financial—Hybrids	Financial—Non-Hybrids	Total
Spain	$1	$127	$21	$78	$227
Ireland	3	160	—	25	188
Italy	3	165	—	1	169
Portugal	—	16	—	—	16
Greece	—	1	—	—	1

Total	$7	$469	$21	$104	$601

	December 31, 2011
(Amounts in millions)	Sovereign Debt	Non-Financial	Financial—Hybrids	Financial—Non-Hybrids	Total
Spain	$13	$147	$24	$89	$273
Ireland	3	194	—	23	220
Italy	2	165	—	11	178
Portugal	—	25	—	—	25
Greece	—	1	—	2	3

Total	$18	$532	$24	$125	$699

During the third quarter of 2012, financial markets showed signs of improvement despite mixed economic signals from the United States and Europe. While European Central Bank policies and actions were clearly supportive and fears of a disorderly Greek default were stemmed, a lack of fundamental economic strength in Europe weighed on financial markets. During the nine months ended September 30, 2012, we reduced our exposure to the peripheral European countries by $98 million to $601 million with unrealized losses of $13 million. Our exposure as of September 30, 2012 was diversified with direct exposure to local economies of $234 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $120 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $247 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2012
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,493	674	47%	$4	1
2005	1,241	287	60%	20	4
2006	1,169	266	68%	16	2
2007	1,013	170	72%	2	2
2008	262	56	72%	4	1
2009	—	—	—%	—	—
2010	99	17	58%	—	—
2011	289	55	63%	—	—
2012	337	58	67%	—	—

Total	$5,903	1,583	61%	$46	10

(1)	Represents weighted-average loan-to-value as of September 30, 2012.

	December 31, 2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,805	792	49%	$19	2
2005	1,366	302	63%	3	1
2006	1,208	268	71%	—	—
2007	1,099	180	75%	—	—
2008	267	56	75%	—	—
2009	—	—	—%	—	—
2010	101	17	63%	—	—
2011	294	55	65%	—	—

Total	$6,140	1,670	63%	$22	3

(1)	Represents weighted-average loan-to-value as of December 31, 2011.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2012	2011	2012	2011
Allowance for credit losses:
Beginning balance	$46	$57	$51	$59
Charge-offs	(3)	—	(4)	(5)
Recoveries	—	—	—	—
Provision	1	(3)	(3)	—

Ending balance	$44	$54	$44	$54

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$44	$54	$44	$54

Recorded investment:
Ending balance	$5,903	$6,321	$5,903	$6,321

Ending balance of individually impaired loans	$8	$13	$8	$13

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,895	$6,308	$5,895	$6,308

The charge-offs during 2012 were related to individually impaired commercial mortgage loans.

Restricted commercial mortgage loans related to securitization entities

See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2012		December 31, 2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,384	35%	$1,485	31%
Derivatives counterparty collateral	1,010	26	1,023	21
Trading securities	690	18	788	16
Limited partnerships	344	9	344	7
Securities lending collateral	181	5	406	9
Short-term investments	134	3	657	14
Other investments	173	4	116	2

Total other invested assets	$3,916	100%	$4,819	100%

Short-term investments decreased as maturities were reinvested in cash equivalents and longer term securities. Securities lending collateral decreased primarily due to a decrease in demand for the securities lending program in the United States. There was also a decrease in derivatives largely attributable to the long-term interest rate environment.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	September 30, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(2,082)	$10,317
Inflation indexed swaps	Notional	544	10	—	554
Foreign currency swaps	Notional	—	185	(75)	110
Forward bond purchase commitments	Notional	504	—	—	504

Total cash flow hedges		13,447	195	(2,157)	11,485

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(314)	725
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(314)	810

Total derivatives designated as hedges		14,571	195	(2,471)	12,295

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	2,530	(2,332)	7,398
Interest rate swaps related to securitization entities	Notional	117	—	(9)	108
Credit default swaps	Notional	1,110	100	(230)	980
Credit default swaps related to securitization entities	Notional	314	—	(2)	312
Equity index options	Notional	522	1,121	(592)	1,051
Financial futures	Notional	2,924	4,228	(5,110)	2,042
Equity return swaps	Notional	326	191	(342)	175
Other foreign currency contracts	Notional	779	358	(1,084)	53
Reinsurance embedded derivatives	Notional	228	53	—	281

Total derivatives not designated as hedges		13,520	8,581	(9,701)	12,400

Total derivatives		$28,091	$8,776	$(12,172)	$24,695

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	September 30, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,714	—	(2,010)	45,704
Fixed index annuity embedded derivatives	Policies	433	937	(10)	1,360

The decrease in the notional value of derivatives was primarily attributable to a $2.1 billion notional decrease in qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products, a $0.8 billion notional decrease in the financial futures associated with our institutional products, a $0.6 billion notional decrease in derivatives used to hedge foreign currency and equity market risk and a $0.5 billion notional decrease in interest rate swaps. These decreases were partially offset by a $0.6 billion notional increase in the non-qualifying hedges associated with our variable annuity products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity embedded derivatives increased as a result of a new product that we began offering during late 2011.

Consolidated Balance Sheets

Total assets. Total assets increased $2.2 billion from $112.2 billion as of December 31, 2011 to $114.4 billion as of September 30, 2012.

•

Cash, cash equivalents and invested assets increased $2.2 billion primarily from an increase of $3.0 billion in invested assets, partially offset by a decrease of $0.8 billion in cash and cash equivalents. Our fixed maturity securities portfolio increased $3.9 billion primarily as a result of a decrease in interest rates and purchases exceeding maturities in the current year. Other invested assets decreased $0.9 billion primarily driven by a reduction in short-term investments as maturities were reinvested in cash equivalents and longer term securities and a decrease in demand for the securities lending program in the United States. There was also a decrease in derivatives largely attributable to the long-term interest rate environment. Commercial mortgage loans decreased $0.2 billion as collections exceeded originations.

Total liabilities. Total liabilities increased $0.7 billion from $96.0 billion as of December 31, 2011 to $96.7 billion as of September 30, 2012.

•

Our policyholder-related liabilities increased $1.1 billion. Our long-term care insurance business increased from growth of our in-force block and higher claims. Our life insurance business increased from growth of our term universal and universal life insurance products. Our international mortgage insurance business increased from higher unearned premiums in the current year. These increases were partially offset by a decrease in our institutional products from scheduled maturities and from our variable annuity products from benefit payments. Our U.S. mortgage insurance business also decreased due to lower delinquencies in the current year.

•	Other liabilities decreased $0.2 billion mainly related to decreased demand for the securities lending program in the United States.

•	Long-term borrowings increased $0.2 billion principally from the issuance of $350 million of senior notes in March 2012.

•	Non-recourse funding obligations decreased $0.9 billion mainly from the repayment and repurchase of non-recourse funding obligations as part of the life block transactions in the current year.

•	Deferred tax liability increased $0.6 billion primarily from the increase in unrealized net investment gains in the current year.

Total stockholders’ equity. Total stockholders’ equity increased $1.5 billion from $16.2 billion as of December 31, 2011 to $17.7 billion as of September 30, 2012.

•

Accumulated other comprehensive income (loss) increased $1.2 billion predominately attributable to higher net unrealized investment gains of $1.1 billion attributable to the long-term interest rate environment.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2012	2011
Net cash from operating activities	$427	$2,032
Net cash from investing activities	(530)	86
Net cash from financing activities	(663)	(1,507)

Net increase (decrease) in cash before foreign exchange effect	$(766)	$611

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had lower net cash inflows from operating activities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily as a result of a decrease in derivative activity in the current year, higher paid claims related to our U.S. mortgage, international mortgage and life insurance businesses, a decrease in payables associated with the timing of payments and higher tax settlements in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had net cash outflows from investing activities during the nine months ended September 30, 2012 compared to net cash inflows during the nine months ended September 30, 2011 from higher purchases of fixed maturity securities in the current year, partially offset by cash inflows from other invested assets in the current year compared to cash outflows in the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had lower net cash outflows from financing activities during the nine months ended September 30, 2012 primarily related to lower redemptions of our investment contracts in the current year.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of September 30, 2012 and December 31, 2011, the fair value of securities loaned under our securities lending program in the United States was $188 million and $431 million, respectively. As of September 30, 2012 and December 31, 2011, the fair value of collateral held under our securities lending program in the United States was $181 million and $406 million, respectively, and the offsetting obligation to return collateral of $197 million and $440 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of September 30, 2012 and December 31, 2011.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of September 30, 2012 and December 31, 2011, the fair value of securities loaned under our securities lending program in Canada was $246 million and $273 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2012 and December 31, 2011, the fair value of securities pledged under the repurchase program was $1,747 million and $1,693 million, respectively, and the repurchase obligation of $1,638 million and $1,548 million, respectively, was included in other liabilities in the consolidated balance sheets.

Genworth Financial, Inc.—holding company

We conduct all our operations through our operating subsidiaries. Our principal sources of cash include proceeds from the issuance of debt and equity securities, dividends from our subsidiaries, payments to us under our tax sharing arrangements with our subsidiaries and sales of assets. Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. We expect dividends paid to us by our insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance.

Our primary uses of funds at our holding company level include payment of general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common stock (to the extent declared by our Board of Directors), amounts we owe to GE under the Tax Matters Agreement, contributions to subsidiaries, repurchase of debt and stock, and, potentially, acquisitions. We do not have any long-term debt maturities until June 2014, when $600 million of long-term notes mature. We may from time to time seek to repurchase or redeem our outstanding notes (including our notes maturing in June 2014) for cash in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

Our holding company had $1.2 billion and $0.9 billion of cash and cash equivalents as of September 30, 2012 and December 31, 2011, respectively. Our holding company also held $150 million and $40 million in highly liquid securities as of September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012, we received dividends from our subsidiaries of $354 million, including $167 million received in the third quarter of 2012. These dividends included $57 million from one of our subsidiaries representing a portion of the proceeds from the sale of GFIS that was completed in the second quarter of 2012 and $150 million ($88 million of which was deemed “extraordinary”) from one of our U.S. life insurance subsidiaries representing a portion of the proceeds from the sale of our Medicare supplement insurance business that was completed in the fourth quarter of 2011.

On October 26, 2012, we signed an agreement to sell our reverse mortgage business for $22 million. Subject to customary closing conditions and regulatory approvals, this transaction is expected to close in early 2013, with no significant gain or loss expected to be recorded on the sale. Our reverse mortgage business is included in Corporate and Other activities.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2012, our total cash, cash equivalents and invested assets were $78.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 29% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2012.

As of September 30, 2012, we had approximately $113 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Capital resources and financing activities

We had two five-year revolving credit facilities of $930 million each, one that matured in May 2012 and the other in August 2012. We did not renew either of these facilities. These facilities had variable interest rates based on one-month London Interbank Offered Rate plus a margin. At the time of maturity, we had no borrowings under either of these facilities and no letters of credit outstanding. Any letters of credit that were previously outstanding under these facilities have been replaced via other arrangements. As of December 31, 2011, we had no borrowings under either of these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. We may pursue a new credit facility in the future depending on terms, costs and macro market conditions.

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

As of September 30, 2012, we had $2.3 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. During the three months ended September 30, 2012, as part of a life block transaction, we repurchased $270 million of non-recourse funding obligations issued by River Lake Insurance Company IV, our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $21 million. We also recorded higher after-tax amortization of deferred acquisition costs of $25 million reflecting loss recognition associated with a third-party reinsurance treaty plus additional expenses. The combined transactions resulted in a U.S. GAAP after-tax loss of $6 million in the three months ended September 30, 2012 which was included in our U.S. Life Insurance segment.

In January 2012, as part of a life block transaction, we repurchased $475 million of our non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”), our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the repurchase, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of amortization of deferred acquisition costs, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million in the three months ended March 31, 2012 which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining non-recourse funding obligations issued by River Lake III of $176 million.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the nine months ended September 30, 2012 or 2011.

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

Credit markets showed signs of improvement across most asset classes in the first nine months of 2012. Additionally, U.S. Treasury yields remained at historically low levels during the first nine months of 2012. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the third quarter of 2012, the U.S. dollar weakened against currencies in Canada, Australia and the United Kingdom as compared to the third quarter of 2011. However, the U.S. dollar strengthened against the Euro in the third quarter of 2012 compared to the third quarter of 2011. This has generally resulted in higher levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in these risks since December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Acting Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2012

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the three months ended September 30, 2012 in any of the legal proceedings identified in Part I, Item 3 of our 2011 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012. In addition, except as described below, there were no new material legal proceedings during the three months ended September 30, 2012.

As previously disclosed, beginning in December 2011, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in nine putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Two additional putative class actions, making similar allegations, were filed during the third quarter of 2012 in which our mortgage insurance subsidiary is again named as one of numerous defendants. Those cases are captioned as follows: Orange, et al. v. Wachovia Bank, N.A., et al., United States District Court for the Central District of California; and Hill et al. v. Flagstar Bank, FSB, et al., United States District Court for the Eastern District of Pennsylvania. Additionally, the previously reported case captioned Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al. was voluntarily dismissed by the plaintiffs on July 3, 2012.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters. We also are not able to provide an estimate or range of possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2011 Annual Report on Form 10-K, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2012.

Adverse market or other conditions might further delay or impede the planned IPO of our mortgage insurance business in Australia.

On November 3, 2011, we announced our plan to sell a minority position of up to 40% of our Australian mortgage insurance business through an IPO in Australia during 2012. On April 17, 2012, we announced a new timeframe for completing our planned minority IPO of early 2013. Execution of an IPO is subject to market conditions, valuation considerations, including business performance, and regulatory considerations, and we do not now expect an IPO to occur prior to late 2013. While the performance of the business is improving, the increasing regulatory capital expectations and uncertain market conditions in Australia for IPOs can impact valuation and timing. While we expect a transaction is achievable, there can be no assurance that it can be executed within the new targeted timeframe, on the desired terms, or at all.

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

Item 6.	Exhibits

10.1§	Genworth Financial, Inc. 2012 Key Severance Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated November 1, 2012)

10.2§	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 1, 2012)

10.3§	Form of Stock Appreciation Rights with a Maximum Share Value – Executive Officer Retention Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated November 1, 2012)

12	Statement of Ratio of Income to Fixed Charges

31	Certification of Martin P. Klein

32	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (REGISTRANT)

Date: November 2, 2012
	By:	/s/ KELLY L. GROH
Kelly L. Groh Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)