Form 10-K
period 2012-12-31
GENWORTH FINANCIAL INC
filed 2013-02-28
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 21, 2013, 492,713,121 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2013 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the items identified under “Part I—Item 1A—Risk Factors.”

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “Genworth,” “we,” “us” and “our” refer to Genworth Financial, Inc. and its subsidiaries.

Item 1.	Business

Overview

Genworth Financial, Inc. is a leading financial services company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. Genworth was incorporated in Delaware in 2003 in preparation for an initial public offering (“IPO”) of Genworth common stock, which was completed on May 28, 2004. We are headquartered in Richmond, Virginia and have approximately 6,300 employees.

We are dedicated to helping meet the life, retirement, homeownership and wealth management needs of our customers. Our life offerings protect people during unexpected events and help address the needs of the uninsured and underserved middle market. These products and services include our life insurance products, as well as care coordination and wellness services, in the United States. We help people achieve financial goals and independence by providing retirement offerings. In the United States, retirement products include various types of annuity and guaranteed retirement income products, as well as individual and group long-term care insurance to meet growing consumer needs for long-term care. We enable homeownership in the United States and internationally by providing mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. Our payment protection coverages in Europe, Canada and Mexico help consumers meet specified payment obligations in time of need. We help individuals accumulate and build wealth for financial security in the United States with our wealth management products that include financial planning services and managed accounts. Across all of our businesses, we differentiate through product innovation and by providing valued services such as education and training, wellness programs, support services and technology linked to our insurance, investment and financial products that address both consumer and distributor needs. In doing so, we strive to be easy to do business with and help our business partners grow more effectively.

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

As of December 31, 2012, we had the following operating segments:

•

U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life insurance, long-term care insurance and fixed annuities. For the year ended December 31, 2012, our U.S. Life Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $274 million and $290 million, respectively.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a selective basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2012, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $349 million and $342 million, respectively.

•

U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2012, our U.S. Mortgage Insurance segment’s net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss available to Genworth Financial, Inc.’s common stockholders were $116 million and $140 million, respectively.

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2012, our International Protection segment’s net loss available to Genworth Financial, Inc.’s common stockholders was $59 million and net operating income available to Genworth Financial, Inc.’s common stockholders was $24 million.

•

Wealth Management. We offer and manage a variety of wealth management products that include managed account programs together with advisor support and financial planning services. For the year ended December 31, 2012, our Wealth Management segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $55 million and $42 million, respectively.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business. For the year ended December 31, 2012, our Runoff segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income available to Genworth Financial, Inc.’s common stockholders were $58 million and $46 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments. For the year ended December 31, 2012, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss available to Genworth Financial, Inc.’s common stockholders of $238 million and $205 million, respectively.

We had $16.5 billion of total Genworth Financial, Inc.’s stockholders’ equity and $113.3 billion of total assets as of December 31, 2012. For the year ended December 31, 2012, our revenues were $10.0 billion and we had net income available to Genworth Financial, Inc.’s common stockholders of $323 million.

Strategic Update

In October 2012, we announced developments to our strategy to enhance shareholder value. As part of our strategy, we have identified two core businesses: (1) U.S. Life Insurance, which includes our life insurance, long-

term care insurance and fixed annuities businesses and (2) Global Mortgage Insurance, which includes mortgage insurance in the United States, Canada, Australia and other markets.

In our U.S. Life Insurance business, our primary focus is on increasing the value of the in-force business particularly through long-term care insurance in-force price actions and refinancing of our life reserves. We are also working to improve the new business profile of both our life and long-term care insurance products by managing sales, redesigning products to reduce risk, improving profitability and maximizing capital efficiency. Our goal is to position our life insurance subsidiaries to provide regular ordinary dividends to our holding company beginning in 2013.

In our Global Mortgage Insurance business, we are working to rebalance business risk in mortgage insurance through the partial sale of our Australian mortgage insurance business, increasing the use of third-party reinsurance and managing our exposure in Europe by limiting new sales to four countries where we believe the market conditions are more favorable. We remain focused on executing loss mitigation strategies, maintaining our distribution network and writing profitable new business. At the same time, we are actively pursuing solutions to reduce linkages and dependencies of our U.S. mortgage insurance business to our holding company, including our previously announced plan to implement an internal legal entity reorganization.

We also identified certain businesses as non-core. The non-core businesses include: (1) International Protection; (2) Wealth Management; and (3) businesses included in our Runoff segment, which primarily include our variable annuity and institutional products. In our non-core businesses, we expect to manage new business to maintain or increase the value that can be realized, while generating cash and capital, for example, through an ultimate sale. In International Protection, we intend to maximize the embedded value of the overall business through re-sizing the current European franchise, while pursuing opportunities in new markets. We are narrowing the focus in Europe to key relationships and managing pricing to protect margins during the prolonged financial crisis. We believe these changes will add to the embedded value of the business while maintaining significant dividends to the holding company, enhancing our ability to realize increased value from the potential sale of the business in the next two to three years and as economic and business conditions permit. Wealth Management is an attractive business, with continuing growth potential, and we believe it also can be a significant source of capital. We invest in investment solutions and new capabilities to support the financial advisors we serve and to increase the value of the business. We are also evaluating opportunities to ultimately realize that value at the appropriate time.

As part of the developments to our strategy, we now operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection, Wealth Management and Runoff segments and Corporate and Other activities. We have re-presented all prior periods to reflect these division changes.

We believe all of these actions support our goals of building strength and flexibility at the holding company. We are positioning our core businesses to pay consistent dividends, while generating cash and capital from our non-core businesses.

Positioning for the Future

We offer a variety of products and services that meet consumers’ financial security needs at various stages of their lives. Our approach is designed to help us rebuild stockholder value through pursuit of the following key initiatives:

•

Improve business performance. We strive to maintain appropriate return and risk thresholds in our product offerings through pricing actions and changes in product design or distribution structures, as well as in new products we introduce. We re-priced products in our long-term care, U.S. mortgage and lifestyle protection insurance businesses, as well as in certain of our international mortgage insurance markets. We continue to review our pricing and underwriting guidelines and make adjustments as necessary. We are narrowing our distribution relationships and refining our products and target markets in our lifestyle protection insurance business. We reduced our mortgage insurance risk in-force in Europe which was primarily driven by reductions in Spain and are limiting new sales to four countries where we believe the market conditions are more favorable. We maintain active loss mitigation efforts in our U.S. mortgage insurance business, including pursuing appropriate loan and claim modifications, investigating loans for underwriting and master policy compliance and, where appropriate, executing loan rescissions. Additionally, we pursue targeted loss mitigation strategies in mortgage insurance markets outside the United States.

•

Simplify our business portfolio. As we focus on our core businesses, we continue to concentrate on market segments that we see as most attractive where we believe we have a competitive advantage due to scale, automation or experience and that best fit with our profitability targets and risk tolerance. We seek to adapt to changes and proactively manage risk as it relates to our businesses. For example, as part of our regular reviews of business performance and risk tolerance, we may make changes to future offerings, which could reduce demand for those products.

•

Generate capital. Our objective is to maintain appropriate levels of capital in the event of unforeseen events, while still meeting our targeted goals. We generate statutory capital from earnings on our in-force business, as well as from ongoing capital management and efficiency strategies such as use of reinsurance, management of new business levels and cost reductions. We also continue to evaluate opportunities to redeploy capital from lower returning blocks of business. In addition, we will manage our non-core businesses to enhance and generate capital.

•

Increase financial strength and flexibility. At our holding company, we anticipate continuing to maintain cash and highly liquid securities of at least two times debt service plus a $350 million buffer in the near term and focus on deleveraging over time. Our goal is also to position our subsidiaries to provide regular dividends to our holding company and cover their share of debt service costs. We also plan to increase financial flexibility by improving elements of our credit profile which impact our financial strength ratings.

Capital Plan

On January 16, 2013, we announced a comprehensive U.S. mortgage insurance capital plan (the “Capital Plan”) consisting of several actions, including: (1) transferring ownership of the European mortgage insurance subsidiaries to Genworth Mortgage Insurance Corporation (“GEMICO”), our principal U.S. mortgage insurance subsidiary, which was completed on January 31, 2013; (2) enabling the future option, under certain adverse conditions, should they occur, to implement a “NewCo” type structure, for the continued writing of new business in all 50 states; and (3) implementing an internal legal entity reorganization which creates a new holding company structure that will remove the U.S. mortgage insurance subsidiaries from the companies covered by the indenture governing our senior notes. We will also contribute $100 million to GEMICO as part of the comprehensive capital plan, anticipated to occur in the second quarter of 2013, and have agreed to contribute another $100 million to GEMICO in the future in the event that certain adverse events occur. In addition, we have agreed to guarantee the receipt by GEMICO of $150 million of intercompany payments in the normal course from our subsidiaries by June 30, 2017.

The proposed legal entity reorganization will involve: (1) the creation of a new holding company (“New Parent”) over Genworth (i.e., the current public company); (2) Genworth becoming a direct, wholly-owned subsidiary of New Parent; (3) the existing Genworth stock automatically converting into shares of New Parent stock and Genworth stockholders becoming stockholders of New Parent; and (4) the U.S. mortgage insurance subsidiaries, including the European mortgage insurance subsidiaries, being distributed to New Parent and thereby becoming wholly-owned subsidiaries of New Parent rather than the old parent, Genworth. Following completion of the reorganization, Genworth, the old parent, will continue to own its existing businesses except the U.S. mortgage insurance subsidiaries and New Parent will own the U.S. mortgage insurance subsidiaries and

Genworth, the old parent. In addition, Genworth’s outstanding senior and subordinated notes will remain obligations of Genworth and will receive the benefit of a new unconditional guarantee by New Parent of Genworth’s payment obligations in respect of those notes and thereby will continue to benefit from the value of the U.S. mortgage insurance subsidiaries.

We are implementing the Capital Plan to strengthen our financial condition and flexibility and the operating and financial flexibility of our U.S. mortgage insurance subsidiaries and address various concerns of rating agencies, investors, policyholders and insurance regulators. We expect that, when implemented, the Capital Plan will reduce the risk of a default under the indenture governing our senior notes, reduce the risk-to-capital ratio (a key insurance regulatory metric) of GEMICO and decrease the likelihood that our U.S. mortgage insurance subsidiaries will require additional capital for the foreseeable future and ensure the ability of our U.S. mortgage insurance subsidiaries to continue to write new business. While implementation of this Capital Plan may relieve the need for GEMICO’s regulatory waivers of compliance with maximum risk-to-capital requirements currently in place, we intend to keep existing waivers in effect through the applicable expiration dates of such waivers.

U.S. Life Insurance Division

U.S. Life Insurance

Through our U.S. Life Insurance segment, we market various forms of life insurance, long-term care insurance and fixed annuities.

The following table sets forth financial information regarding our U.S. Life Insurance segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our U.S. Life Insurance segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Life Insurance.”

	As of or for the years ended December 31,
(Amounts in millions)	2012	2011	2010
Revenues:
Life insurance	$1,926	$2,042	$1,778
Long-term care insurance	3,207	3,002	2,834
Fixed annuities	1,117	1,086	1,174

Total revenues	$6,250	$6,130	$5,786

Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$107	$211	$106
Long-term care insurance	101	99	121
Fixed annuities	82	78	82

Total net operating income available to Genworth Financial, Inc.’s common stockholders	290	388	309
Net investment gains (losses), net of taxes and other adjustments	(16)	(32)	(94)

Net income available to Genworth Financial, Inc.’s common stockholders	$274	$356	$215

Total segment assets	$79,214	$75,547	$69,869

Life insurance

Our life insurance business markets and sells products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. We continue to enhance our sales support services and product offerings. Our key objective is to assist producers selling to our primary target market of main street consumers, that encompass the middle market and emerging affluent market who purchase policies with face amounts of $1 million or less. Embedded in these services is a simplified fulfillment process which enables more efficient and timely placement for policies being sold in these markets.

Products

On October 22, 2012, we announced changes to our life insurance portfolio designed to update and expand our product offerings, and further adjust pricing to reflect the current low interest rate market environment and recent regulatory changes. In late October 2012, we launched a new traditional term life insurance product, which replaces our term universal life insurance product. In addition, effective November 12, 2012, we modified our guaranteed universal life insurance portfolio by expanding and re-pricing certain product offerings. In 2013, we will continue to broaden our life insurance product mix and improve service delivery platforms. In particular, we expect this will include the introduction of new linked-benefit offerings and new index universal life insurance products.

Our current life insurance offerings include term life and universal life. Our universal life insurance products are designed to provide permanent protection for the life of the insured. In addition, we also offer a linked-benefits product for customers who have traditionally self-funded long-term care risk or seek multiple benefits. Our linked-benefits product combines universal life insurance with long-term care insurance coverage in a single policy that provides cash value, death benefits and long-term care benefits.

We also have in-force blocks of term life, term universal life and whole life insurance; however, we no longer solicit sales of our term universal life and whole life insurance products. Our existing in-force blocks of term life insurance products provide coverage with guaranteed level premiums for a specified period of time and generally have little or no buildup of cash value.

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established underwriting and pricing practices. We have generally reinsured risks in excess of $5 million per individual life policy. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our historical experience and other factors.

We target individuals primarily in standard or better risk categories, which include healthier individuals who generally have family histories that do not present increased mortality risk. We also have expertise in evaluating applicants with health problems and offer appropriately priced coverage based on pre-established underwriting criteria.

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

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance over 35 years ago and remain a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of risk management, product innovation, a diversified distribution strategy and claims processing expertise. We believe our hedging strategies and reinsurance reduce some of the risks associated with these products.

Products

Our individual and group long-term care insurance products provide defined levels of protection against the significant and escalating costs of long-term care services provided in the insured’s home or in assisted living or nursing facilities. Insureds become eligible for covered benefits if they become incapable of performing two activities of daily living. In contrast to health insurance, long-term care insurance provides coverage for skilled and custodial care provided outside of a hospital or health-related facility. Long-term care insurance claims typically have an average duration of approximately three years.

In 2011, we began offering access to a Wellness Program designed to promote healthier lifestyle alternatives for our policyholders as part of certain of our individual long-term care insurance products.

Underwriting and pricing

We employ medical underwriting policies to assess and quantify risks before we issue our long-term care insurance policies, similar to, but separate from, those we use in underwriting life insurance products.

We have accumulated extensive pricing and claims experience, and believe we have the largest actuarial database in the industry. The overall profitability of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions for claims experience, morbidity and mortality experience, persistency and investment yields. Our actuarial database provides us with substantial data that has helped us develop pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including couples, medical history and other factors. Profitability on older policies issued without the full benefit of this experience has been lower than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with a medical advisory board comprised of independent experts from the medical field that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

In July 2012, we introduced changes to our individual long-term care insurance product to improve profitability and reduce risk. Certain lifetime benefits coverages and limited pay options are no longer available, underwriting was further tightened, first-year commissions were lowered in certain channels and certain discounts were reduced or suspended effectively increasing average pricing by more than 20% on the products impacted. In addition, we began filing for regulatory approval of a new product, scheduled for release in the first half of 2013, which will include several pricing changes and underwriting improvements such as gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants.

In October 2010, we announced plans to file for a premium rate increase of 18% on two blocks of older long-term care insurance policies. We began filing for the rate changes in November 2010 and the implementation of the rate increases began to take effect in 2011. As of December 31, 2012, we have received full approvals in 46 states which represent approximately 86% of the targeted premiums.

In the third quarter of 2012, we initiated another round of long-term care insurance in-force premium rate increases with the goal of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies over the next five years. Subject to regulatory approval, this premium rate increase is expected to generate approximately $200 million to $300 million of additional annual premiums when fully implemented. We also expect our risk profile, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. As of December 31, 2012, this round of rate action had been filed in 49 states and we have approvals representing approximately 20% of the expected additional annual premiums of $200 million to $300 million once fully implemented.

The approval process of an in-force rate increase and the amount of the rate increase approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

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

We have a multi-year exclusive endorsement agreement with AARP to offer long-term care insurance products to its approximately 40 million members that will end in December 2013. This relationship includes access to members through our career sales force, as well as telephone, internet and direct mail sales channels. In the fourth quarter of 2011, we launched a unique service offering designed for AARP members called Caregiving Help and Advice from Genworth, a national care giving service dedicated to helping AARP members and their families obtain information, advice and guidance to support their long-term care needs.

Competition

Competition in the long-term care insurance industry is primarily from a limited segment of insurance companies. Our products compete by providing consumers with an array of long-term care coverage solutions, coupled with long-term care support services. We offer a diverse product portfolio with a wide range of price points and benefits designed to appeal to a broad spectrum of the population who are concerned about mitigating the costs of future long-term care needs. We believe our significant historical experience and risk disciplines provide us with a competitive advantage in the form of product features, benefits, support services and pricing.

Over the past several years, the competitive landscape of the long-term care insurance market has changed significantly, with several competitors announcing their intent to exit the market and several others re-entering in either targeted state markets or nationwide. In 2012, several competitors announced changes to their individual long-term care insurance product benefits and pricing similar to our product changes previously discussed.

Continued changes in the competitive landscape of the long-term care insurance market will continue to impact our sales levels.

Fixed Annuities

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We believe our product designs, investment strategy, hedging disciplines and use of reinsurance reduce some of the risks associated with these products.

Products

Single premium deferred annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. The annuity payout period in these products may be defined as either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years or the annuitant’s lifetime. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to seven years, and thereafter is subject to annual crediting rate resets at our discretion. The crediting rate is based upon many factors including prevailing market rates, spreads and targeted returns, subject to statutory and contractual minimums. The majority of our fixed single premium deferred annuity contractholders retain their contracts for five to ten years.

In December 2011, we introduced a new fixed indexed annuity to complete our product suite of single premium deferred annuities. Fixed indexed annuities provide an annual crediting rate that is tied to the performance of a defined outside index rather than a rate that is declared by the insurance company. The outside index we use is the S&P 500®. There are four separate index crediting strategies, each of which credits interest based on how the index performs and the limit for that strategy. In addition, there are two fixed interest rate options.

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

Competition

We compete with a large number of life insurance companies in the fixed annuity marketplace. Sales of fixed annuities are strongly linked to current interest rates, which affect the relative competitiveness of alternative products, such as certificates of deposit and money market funds. We have experienced fluctuations in sales levels for this product and expect these fluctuations to continue in the future based on changes in the level of interest rates and other factors including our ability to achieve desired targeted returns.

Global Mortgage Insurance Division

International Mortgage Insurance

Through our International Mortgage Insurance segment, we are a leading provider of mortgage insurance in Canada and Australia and also participate in select European and other countries. We have a presence in 15 countries. We expanded our international operations beginning in the mid-1990s and, today, we believe we are the largest overall provider of private mortgage insurance outside of the United States.

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

The following table sets forth financial information regarding our International Mortgage Insurance segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our International Mortgage Insurance segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— International Mortgage Insurance.”

	As of or for the years ended December 31,
(Amounts in millions)	2012	2011	2010
Revenues:
Canada	$786	$823	$796
Australia	567	612	496
Other Countries	55	72	80

Total revenues	$1,408	$1,507	$1,372

Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$234	$159	$176
Australia	142	196	203
Other Countries	(34)	(27)	(17)

Total net operating income available to Genworth Financial, Inc.’s common stockholders	342	328	362
Net investment gains (losses), net of taxes and other adjustments	7	25	7

Net income available to Genworth Financial, Inc.’s common stockholders	349	353	369
Add: net income attributable to noncontrolling interests	200	139	143

Net income	$549	$492	$512

Total segment assets	$10,063	$9,643	$9,600

We have mortgage insurance operations in Canada and Australia, two of the largest markets for mortgage insurance products outside of the United States, as well as in Europe, Mexico and Korea.

The mortgage loan markets in Canada and Australia are well developed, and mortgage insurance plays an important role in each of these markets. However, these markets vary significantly and are influenced by different economic, public policy, regulatory, distributor, credit, demographic and cultural conditions.

We believe the following factors have contributed to mortgage insurance demand in these countries:

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

•	bank regulatory capital policies that provide incentives to lenders to transfer some or all of the default risk on low-down-payment mortgages to third parties, such as mortgage insurers.

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

We believe the revisions to a set of regulatory rules and procedures governing global bank capital standards that were introduced by the Basel Committee of the Bank for International Settlements, recently revised to strengthen regulatory capital requirements for banks and now referred to as Basel III, may impact the use of mortgage insurance as a risk and capital management tool in international markets. While Basel III was issued in December 2010, its adoption by individual countries internationally and in the United States has not concluded. Changes in national implementation could occur which might aid or detract from future demand for mortgage insurance.

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

Canada

We entered the Canadian mortgage insurance market in 1995 and operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market. The five largest mortgage originators in Canada provide the majority of the financing for residential mortgage financing in that country. Mortgages provided by these five lenders in Canada accounted for the majority of our flow new insurance written in 2012.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Following completion of the Offering, we beneficially owned 57.5% of the common shares of Genworth Canada. In August 2010, Genworth Canada repurchased 12.3 million common shares for CAD $325 million through a substantial issuer bid. Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary, participated in the issuer bid by making a proportionate tender and received $187 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada. In June 2011, Genworth Canada repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$90 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada in June 2011. In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of the common shares of Genworth Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash the common shares of Genworth Canada held by our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to these offerings.

Products

We offer primary flow insurance and portfolio credit enhancement insurance. Regulations in Canada require the use of mortgage insurance for all mortgage loans extended by federally incorporated banks, trust companies and insurers, where the loan-to-value ratio exceeds 80%. Most mortgage lenders in Canada offer a portability feature, which allows borrowers to transfer their original mortgage loan to a new property, subject to certain criteria. Our flow insurance policies contain a portability feature which allows borrowers to also transfer the mortgage default insurance associated with the mortgage loan.

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

Government guarantee

We had an agreement with the Canadian government (the “Government Guarantee Agreement”) under which it guaranteed the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We paid the Canadian government a risk premium for this guarantee and made other payments to a reserve fund in respect of the government’s obligation. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%. Our primary government-sponsored competitor receives a 100% sovereign guarantee.

The Canadian government passed the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”) in 2011 and PRMHIA came into force on January 1, 2013. The purpose of PRMHIA is to formalize existing mortgage insurance arrangements with private mortgage insurers and terminate the Government Guarantee Agreement, including the elimination of the Canadian government guarantee fund. The amount held in the Canadian government guarantee fund reverted back to us on January 1, 2013. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— International Mortgage Insurance” and note 19 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information regarding the elimination of the Canadian government guarantee fund. As a result of the elimination of the guarantee fund, we will be required to hold higher regulatory capital under PRMHIA and the Insurance Companies Act of Canada. However, the increase in required capital will be predominantly offset by the increase in available capital that results from the guarantee fund assets reverting back to us.

Under PRMHIA, all new mortgages that we insure and all mortgages that were previously insured and covered by the Government Guarantee Agreement will continue to be covered by the same 90% level of government guarantee under PRMHIA. The maximum outstanding insured exposure for private insured mortgages was increased from CAD$250.0 billion to CAD$300.0 billion. The current risk premium is being replaced by a risk fee equal to 2.25% of gross premiums written. Under PRMHIA, our insurance activities will continue to be restricted to insuring mortgages that meet the government mortgage insurance eligibility.

Over the past several years, the Canadian Government also implemented a series of revisions to the rules for government guaranteed mortgages aimed at strengthening Canada’s housing finance system and ensuring the long-term stability of the Canadian housing market. In July 2008, the Canadian government publicly announced adjustments to the rules for government guaranteed mortgages, including reducing the maximum amortization period to 35 years, requiring a minimum down payment of 5% and establishing a consistent minimum credit score. In April 2010, the Canadian government implemented additional changes to the rules for government guaranteed mortgages which (i) require that all borrowers seeking mortgages of a term less than five years or seeking a variable rate mortgage must qualify at the rate posted by the Bank of Canada for five-year fixed rate mortgages, (ii) lower the maximum loan-to-value ratio of mortgage refinancing where borrowers are withdrawing money to 90% from 95%, and (iii) require a minimum down payment of 20% on non-owner-occupied properties. In January 2011, the Canadian government announced additional changes to the rules for government guaranteed mortgages which (i) reduce the maximum amortization period to 30 years from 35 years for high loan-to-value mortgages, effective March 18, 2011, (ii) lower the maximum loan-to-value ratio of mortgage refinancing where borrowers are withdrawing money to 85% from 90%, effective March 18, 2011, and (iii) eliminate mortgage insurance on mortgages that do not have scheduled principal and interest payments (e.g. lines of credit), effective April 18, 2011. The latest set of revisions became effective in early July 2012 and eliminated high loan-to-value refinancings and imposed more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. The above rules were initially formalized in amendments to the Government Guarantee Agreement and subsequently have been included as regulations under PRMHIA. We have incorporated these adjustments into our underwriting guidelines.

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

Australia

We entered the Australian mortgage insurance market in 1997 and subsequently entered the New Zealand mortgage insurance market. In 2012, we were a leading provider of mortgage insurance in Australia based upon flow new insurance written. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. As a result of the financial turmoil and associated liquidity crunch in 2009, funding for the regional banks and non-bank originators was very limited or not available, with most of their origination volume shifting to the major banks. As a result of the volume shift to major banks, the four largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our two largest lender relationships in Australia provided the majority of our flow new insurance written in 2012 while we continue to serve multiple mortgage originators and target other expanded distribution relationships.

During 2011, we ceased writing new business in New Zealand, although we have committed to provide for a limited amount of time flow insurance on top-up loans, which allow a borrower to extend the credit limit on an existing loan. Our decision was made after consideration of the potential size of the high loan-to-value market and mortgage insurance value proposition. New Zealand represents approximately 2% of our insurance in-force for our mortgage insurance business in Australia as of December 31, 2012.

In November 2011, we announced a plan to sell up to 40% of our Australian mortgage insurance business. Execution and timing of the planned sale, including through an IPO, are subject to market conditions, valuation considerations (which are impacted by various factors, including but not limited to business performance and economic conditions) and regulatory considerations, and we do not expect an IPO to occur until the fourth quarter of 2013 or later. This plan is part of a broader strategy to rebalance the business portfolio, support future growth opportunities for the Australian business with expanded access to the capital markets, and together with other actions, free significant capital for redeployment.

Products

In Australia, we offer primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and portfolio credit enhancement policies. Our principal product is LMI which is similar to single premium primary flow insurance we offer in Canada with 100% coverage. Unlike in Canada, LMI policies are not portable in Australia. Lenders remit the single premium to us as the mortgage insurer and, generally, either collect the equivalent amount from the borrower at the time the loan proceeds are advanced or capitalize it in the loan.

Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) regulations for authorized deposit-taking institutions (“ADIs”) using the standard Basel II approach provide reduced capital requirements for high loan-to-value residential mortgages if they have been insured by a mortgage insurance company regulated by APRA. The capital levels for Australian internal ratings-based ADIs are determined by their APRA-approved internal ratings-based models, which may or may not allocate capital credit for LMI. APRA’s license conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

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

Competition

The Australian flow mortgage insurance market is primarily served by us and one other private mortgage insurance company, as well as various lender-affiliated captive mortgage insurance companies. In addition, some lenders may self-insure certain high loan-to-value mortgage risks. We compete primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.

Other Countries

We began our European operations in the United Kingdom, which is Europe’s largest market for mortgage loan originations and over time have expanded our presence to seven additional countries. We are a large private mortgage insurance provider in Europe and have a leading market presence in select markets, based upon flow new insurance written. Since 2009, we have reduced our risk in-force in Europe, driven primarily by reductions in Spain as a result of our loss mitigation activities. Currently, we write new business in the United Kingdom, Italy, Germany and Finland. We are no longer writing new business in Spain and Ireland, which represent approximately 2% of our insurance in-force in our international mortgage insurance business and 35% of our insurance in-force in Other Countries. Additionally, we have a presence in the developing private mortgage insurance market in Mexico, maintain a license in Korea with a small portfolio currently in runoff and continue to selectively assess other markets as well.

During the second quarter of 2012, we became a minority shareholder of a newly formed joint venture partnership in India. The joint venture will offer mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2012.

Products

Our mortgage insurance products in Europe consist principally of primary flow insurance with single premium payments. Our primary flow insurance generally provides first-loss coverage in the event of default on a portion (typically 10% to 20%) of the balance of an individual mortgage loan and our flow insurance policies are not portable. We also offer portfolio credit enhancement to facilitate the securitization of mortgage loans.

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

Underwriting

Loan applications for all flow loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. The credit strength of a borrower is evaluated by reviewing his or her credit history and credit score. Unlike in the United States where Fair Isaac Company (“FICO”) credit scores are broadly used, credit scores are not available in all countries. In countries, such as Canada, where scores are available, they are included in the underwriting guidelines used to evaluate the loan. Internal mortgage scoring models are also used in the underwriting processes of Canada and Australia. In addition, risk rules models, such as Blaze Advisor ®, are used in Australia and Mexico to enhance the underwriter’s ability to evaluate the loan risk and make consistent underwriting decisions. Additional tools used by our international businesses include automated valuation models to evaluate property risk and fraud application prevention and management tools such as ModelMax® and Interceptor in Australia and CitadelTM in Canada.

Loan applications for flow mortgage insurance are reviewed by our employees or by employees of qualified mortgage lender customers who underwrite loan applications for mortgage insurance under a delegated underwriting program. This delegated underwriting program permits approved lenders to commit us to insure loans using underwriting guidelines we have previously approved. Each of our mortgage insurance platforms has established an audit plan to review delegated underwritten loans to ensure compliance with the approved underwriting guidelines, operational procedures and master policy requirements. Samples (statistically valid and/or stratified) of performing loans are requested and reviewed by our audit teams. Once an audit review has been completed, findings are summarized and compared to targets. If non-compliance issues are detected, we work with the lender to develop appropriate corrective actions which may include rescinding coverage on non-compliant loans or discontinuing delegated underwriting.

When underwriting bulk insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis. Loans that do not meet the approved bulk parameters are removed from the transaction. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each stratified group of loans with similar characteristics that comprises the transaction.

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

Loss mitigation

Each of our international mortgage insurance platforms works closely with lenders to identify and monitor delinquent borrowers. When a delinquency is identified as needing more than basic collections, we will work with the lender and, if permitted, with the borrower to identify an optimal loan workout solution. If it is determined that the borrower has the capacity to make a modified mortgage payment, we will work with the lender to implement the most appropriate payment plan to address the borrower’s hardship situation. If the borrower does not have the capacity to make payments on a modified loan, we work with the lender and borrower to sell the property at the best price to minimize the severity of our claim and provide the borrower with a reasonable resolution. In Canada, we continue to execute a strategy to accelerate and facilitate the conveyance of real estate properties to us in selected circumstances. This strategy allows for better control of the remediation and marketing processes, reduction in carrying costs during the sale process and potential realization of a higher sales price with the cumulative impact being lower losses.

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

We may also review a group or portfolio of insured loans if we believe there may be systemic misrepresentations or non-compliance issues. If such issues are detected, we generally will work with the lender to develop an agreed settlement in respect of the group of loans so identified or, if such discussions fail to result in an agreed settlement, the lender may institute arbitration or other legal proceedings with respect to the loans for which we have rescinded or reduced coverage that are subject to the dispute. We have expanded these reviews to include collections activities in Mexico and Europe to determine compliance with our master policies. Where non-compliance is detected, we have negotiated settlements or have adjusted the claim for the impact of the servicing breach.

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

The U.S. private mortgage insurance industry is defined in part by the requirements and practices of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and other large mortgage investors. Fannie Mae and Freddie Mac purchase residential mortgages from mortgage lenders and investors, as part of their governmental mandate to provide liquidity through the secondary mortgage market. Fannie Mae and Freddie Mac purchased approximately 69%, 63% and 63% for the years ended December 31, 2012, 2011 and 2010, respectively, of all the mortgage loans originated in the United States, according to statistics published by Inside Mortgage Finance. Fannie Mae and Freddie Mac are government-sponsored enterprises, and we refer to them as the “GSEs.” Fannie Mae’s and Freddie Mac’s mortgage insurance requirements include specified insurance coverage levels and minimum financial strength ratings. Fannie Mae and Freddie Mac historically required maintenance of a rating by at least two out of three listed rating agencies (Standard & Poor’s Financial Services LLC (“S&P”), Fitch Ratings (“Fitch”) and Moody’s Investors Service Inc. (“Moody’s”)) of at least “AA-”/“Aa3” (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise, additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions and this suspension remains in effect. Currently, we do not meet these rating requirements and have remained in discussions with the GSEs.

The GSEs may purchase mortgages with unpaid principal amounts up to a specified maximum, known as the “conforming loan limit,” which is currently $417,000 and subject to annual adjustment. The American Recovery and Reinvestment Act of 2009 permits the GSEs to purchase loans in excess of the $417,000 limit in certain high-cost areas of the country. During 2012, for loans originated through September 30, 2011, the limit in those areas was 125% of median home price for the area, but no more than $729,750. Loans originated on or after October 1, 2011, use existing high-cost area loan limits established by the Federal Housing Finance Agency (the “FHFA”) under a formula of 115% of the 2010 median home price, up to a maximum of $625,000 for a single-family one-unit property within the continental United States. Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2012.

The following table sets forth selected financial information regarding our U.S. Mortgage Insurance segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our U.S. Mortgage Insurance segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance.”

	As of or for the years ended December 31,
(Amounts in millions)	2012	2011	2010
Total revenues	$673	$719	$754

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(140)	$(513)	$(585)
Net investment gains (losses), net of taxes and other adjustments	24	30	21

Net loss available to Genworth Financial, Inc.’s common stockholders	$(116)	$(483)	$(564)

Total segment assets	$2,357	$2,966	$3,856

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

Flow insurance

Flow insurance is primary mortgage insurance placed on an individual loan when the loan is originated. Our primary mortgage insurance covers default risk on first mortgage loans generally secured by one- to four-unit residential properties and can be used to protect mortgage lenders and investors from default on any type of residential mortgage loan instrument that we have approved. Our insurance covers a specified coverage percentage of a “claim amount” consisting of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure. As the insurer, we are generally required to pay the coverage percentage of a claim amount specified in the primary master policy, but we also have the option to pay the lender an amount equal to the unpaid loan principal, delinquent interest and certain expenses incurred with the default and foreclosure, and acquire title to the property. In addition, the claim amount may be reduced or eliminated if the loss on the defaulted loan is reduced as a result of the lender’s disposition of the property. The lender selects the coverage percentage at the time the loan is originated, often to comply with investor requirements to reduce the loss exposure on loans purchased by the investor. Our master policies require that loans be underwritten to approved guidelines and provide for cancellation of coverage and return of premium for material breach of obligations. Our master policies generally do not extend to or cover material breach of obligations and misrepresentations known to the insured or specified agents. From time to time, based on various factors, we request loan files to verify compliance with our master policies and required procedures. Where our review and any related investigation establish material non-compliance or misrepresentation or there is a failure to deliver complete loan files as required, we rescind coverage with a return of all premiums paid.

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

In the United States, we have entered into a number of reinsurance agreements in which we share portions of our flow mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurers affiliated with these lenders. In return, we cede a predetermined portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess of loss basis. In February 2008, Fannie Mae and Freddie Mac announced a change to its eligibility rules limiting captive reinsurance arrangements to those where premiums ceded do not exceed 25% of gross premiums. As of December 31, 2012, our mortgage insurance risk in-force reinsured to all captive reinsurers was $476 million, and the total capital held in trust for our benefit by all captive reinsurers was $411 million. These captive reinsurers are not rated, and their claims-paying obligations to us are secured by an amount of capital held in trust as determined by the underlying treaties. As of December 31, 2012 and 2011, we ceded U.S. mortgage insurance loss reserves of $80 million and $178 million, respectively, under these captive reinsurance arrangements. We have exhausted certain captive reinsurance tiers for our 2005, 2006, 2007 and 2008 book years based on worsening loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for any additional losses incurred. We have begun to experience constraints on the recognition of captive benefit recovery due to the amount of funds held in certain captive trusts and the exhaustion of captive loss tiers for certain reinsurers. As of January 1, 2009, we no longer participate in excess of loss captive reinsurance transactions and we will only participate in quota share reinsurance arrangements. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward; however, while this level of benefit is declining, we do continue to benefit from captive reinsurance on our 2005, 2006, 2007 and 2008 books of business. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements as of or for the periods indicated:

	As of or for the years ended December 31,
	2012	2011	2010
Flow risk in-force subject to captive reinsurance arrangements, as a percentage of flow risk in-force	14%	34%	44%
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	14%	33%	43%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	9%	15%	19%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	2%	2%	3%

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

Underwriting and pricing

Loan applications for all flow loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property.

Fair Isaac Company developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2012, on a risk in-force basis and at the time of loan closing, approximately 95% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620, approximately 4% had FICO credit scores between 575 and 619, and approximately 1% had FICO credit scores of 574 or less. Loan applications for flow mortgage insurance are reviewed by our employees directly as part of our traditional underwriting process or by our contract underwriters as we process mortgage loan applications requiring mortgage insurance. While declining in recent periods, the majority of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines we have previously approved.

When underwriting bulk insurance transactions, we evaluate credit scores and loan characteristics of the loans in the portfolio and examine loan files on a sample basis. Each bulk transaction is assigned an overall claim rate based on a weighted-average of the expected claim rates for each individual loan that comprises the transaction.

We previously offered mortgage insurance for Alt-A loans, which were originated under programs in which there was a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate at origination than standard documentation loans; Interest Only loans which allowed the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and POA mortgages, which typically provided four payment options that a borrower could select for the first five years of a loan. Beginning in the second half of 2007 and through 2009, however, we took specific and substantial underwriting and risk management actions to reduce our new business risk profile, including exiting certain products and types of coverages such as Alt-A, Interest Only and POA loans, as well as changing prices, product levels and underwriting guidelines, to improve the performance of new business written. Our primary guideline actions during the fourth quarter of 2008 included adding incremental geographic locations to our declining market policy definition and changes in third-party loan origination guidelines, including restrictions on delegated underwriting guidelines, as well as imposing tighter underwriting guidelines on lower-credit and higher loan-to-value risks. Additionally, with increased refinancing activity, we also added new restrictions on FICO and debt-to-income ratios to better manage risk profiles and capital consumption from new production. We believe these and other underwriting and pricing actions benefited our underwriting results on these and future books of business and could have an adverse impact on our volume of new insurance written. As market conditions stabilized or improved in certain areas, we adjusted our approaches. For example, during 2010, we eliminated our targeted declining market policy, which among other things, prohibited us from providing coverage on loans above 90% loan-to-value, even in areas of the U.S. housing market where such conditions had begun to stabilize or improve. During the second quarter of 2012, we announced reduced pricing and expanded underwriting guidelines that over time are expected to increase our competitiveness in the mortgage insurance market. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our underwriting guidelines and practices.

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

Where underwriting is delegated to other counterparties under specified criteria, our master policy requires that an insured loan be underwritten “in strict accordance” with applicable guidelines. Where our file review finds material non-compliance with the underwriting requirements, the master policy provides that coverage may be canceled. The master policy also excludes coverage for fraud and misrepresentation, among other matters. Where our investigation establishes non-compliance or fraud or misrepresentation involving an agent of the lender, we invoke our rights by issuing a letter rescinding coverage on the loan.

Following an action to rescind coverage on insured loan certificates, we permit reconsideration of our decision to rescind such coverage through an appeals process. If an insured counterparty appeals our decision to rescind coverage on given loan certificates and we concur that new or additional information is sufficient for us to reinstate coverage, we take the necessary steps to reinstate uninterrupted insurance coverage and reactivate the loan certificate. If the parties are unable to resolve the dispute within the stated appeal period provided by us and such additional time as the parties may agree to, lenders may choose to pursue arbitration under the master policies and challenge the results. If arbitrated, ultimate resolution of the dispute would be pursuant to a panel’s binding arbitration award. Challenges to rescissions may be made several years after we have rescinded coverage on an insured loan certificate. As part of our loss mitigation efforts, we routinely investigate insured loans and evaluate the related servicing to ensure compliance with applicable requirements under our master policy. As a result, from time to time, we curtail the amount of the claim payable based upon this evaluation.

Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. Estimated savings related to claims mitigation activities represent amounts deducted or “curtailed” from claims due to acts or omissions by the insured or the servicer with respect to the servicing of an insured loan that is not in compliance with obligations under our master policy. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. If a loan certificate that was previously rescinded is reinstated and the underlying loan certificate remains delinquent, we re-accrue any liabilities that were relieved in connection with our decision to rescind coverage on the loan certificate.

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

U.S. and state government agencies. We and other private mortgage insurers compete for flow business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”) and, to a lesser degree, the Veteran’s Administration (“VA”). In November 2011, federal legislation was enacted that extended the authority of the FHA to insure loans with initial balances in amounts up to 125% of median area home prices of up to and including $729,750. With this new legislation in place, the FHA now has higher loan limits than do Fannie Mae and Freddie Mac in certain metropolitan service areas (“MSAs”). Accordingly, this could give the FHA a competitive advantage in those MSAs over private mortgage insurance providers. In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York.

Private mortgage insurers. The competitive landscape of the U.S. private mortgage insurance industry changed significantly in 2011, with two competitors ceasing to write new business and the addition of one new entrant within the industry. During 2012, the competitive landscape of the U.S. private mortgage insurance industry changed further with the addition of another new entrant in the industry. In 2013, a new entrant acquired a subsidiary of a former competitor that had been placed in receivership. While we cannot predict the level of impact, continued changes in the competitive landscape of the U.S. private mortgage insurance industry will likely impact our sales levels. The private mortgage insurance industry currently consists of six mortgage insurers, including us.

Mortgage lenders and other investors. We and other mortgage insurers compete with transactions structured by mortgage lenders to avoid mortgage insurance on low-down-payment mortgage loans. These transactions include self-insuring and simultaneous second loans, which separate a mortgage with a loan-to-value ratio of more than 80%, which in the absence of such a structure would require mortgage insurance, into two loans: a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan. The level of simultaneous second mortgages declined substantially in recent years given the experience from the financial crisis.

The GSEs—Fannie Mae, Freddie Mac and FHLBs. As the predominant purchasers of conventional mortgage loans in the United States, Fannie Mae and Freddie Mac provide a direct link between mortgage origination and capital markets. As discussed above, most high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac are insured with private mortgage insurance issued by an insurer deemed qualified by the GSEs. Our U.S. mortgage insurance companies currently are permitted by the GSEs to operate as eligible insurers even though not all eligibility criteria have been met. Private mortgage insurers may be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. In February 2011, the Obama Administration issued a white paper setting forth various proposals to gradually eliminate Fannie Mae and Freddie Mac. Since that date, members of Congress, various housing experts and others within the industry have also published similar proposals. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect such proposals, if so implemented, would have on our business, results of operations or financial condition.

We also compete with structured transactions in the capital markets and with other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes, with lenders who forego mortgage insurance (self-insure) on loans held in their portfolios, and with mortgage lenders who maintain captive mortgage insurance and reinsurance programs.

Private mortgage insurers must satisfy requirements set by the GSEs to be eligible to insure loans sold to the GSEs, and the GSEs have the ability to implement new eligibility requirements for mortgage insurers. They also have the authority to change the pricing arrangements for purchasing retained-participation mortgages, or mortgages with lender recourse, as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low-down-payment mortgages they purchase.

In addition to the GSEs, FHLBs purchase single-family conforming mortgage loans. Although not required to do so, the FHLBs currently use mortgage insurance on substantially all mortgage loans with a loan-to-value ratio above 80%.

Corporate and Other Division

International Protection

The following table sets forth financial information regarding our International Protection segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our International Protection segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Protection.”

	As of or for the years ended December 31,
(Amounts in millions)	2012	2011	2010
Total revenues	$822	$1,022	$1,112

Net operating income available to Genworth Financial, Inc.’s common stockholders	$24	$91	$70
Net investment gains (losses), net of taxes and other adjustments	3	(1)	3
Goodwill impairment, net of taxes	(86)	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(59)	$90	$73

Total segment assets	$2,145	$2,375	$2,692

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

We have strengthened our focus in Europe on key strategic client relationships and will be de-emphasizing our distribution with distributors with marginal profitability and size. This focus will enable us to better serve our strategic clients and promote process productivity and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured large insurance partners in both of these regions. We are currently working with these partners to establish product and distribution and servicing capabilities and anticipate bringing our products and services to the market in the near future.

Competition

The lifestyle protection insurance market has several large, international participants, including both captive insurers of large financial institutions and independent providers. We compete through our high service levels, depth of expertise in providing tailored product and service solutions and our ability to service clients at a local level and across multiple countries.

Wealth Management

The following table sets forth financial information regarding our Wealth Management segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our Wealth Management segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wealth Management.”

	As of or for the years ended December 31,
(Amounts in millions)	2012	2011	2010
Total revenues	$390	$453	$352

Net operating income available to Genworth Financial, Inc.’s common stockholders	$42	$47	$40
Net investment gains (losses), net of taxes and other adjustments	—	—	—
Gain on sale of business, net of taxes	13	—	—

Net income available to Genworth Financial, Inc.’s common stockholders	$55	$47	$40

Total segment assets	$458	$523	$547

We offer a broad array of wealth management solutions to individual investors through financial advisors. We provide an open-architecture product platform along with tailored client advice, asset allocation options, practice management, support services and technology to the financial advisor channel. We are a leading provider in the managed account service provider market, also known as the turnkey asset management platform market. As of September 30, 2012, we were ranked fourth, based on assets under management, among advisory third-party managed account providers according to the third quarter of 2012 Managed Account Research published by Cerulli Associates (“Cerulli Research”).

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), for approximately $79 million plus contingent consideration, to Cetera Financial Group. We recognized a realized gain of $13 million on the sale. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to the sale.

On December 31, 2010, we acquired the operating assets of Altegris Capital, LLC (“Altegris”). Altegris, based in La Jolla, California, provides a platform of alternative investments, including hedge funds and managed futures products and had approximately $2.2 billion in client assets as of December 31, 2010. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to the acquisition.

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

Through our open-architecture platform, we offer financial advisors a comprehensive fee-based investment management platform, access to custodians, client relationship management tools and business development programs, to enable these retail financial advisors to offer institutional caliber services to their clients. Genworth Financial Wealth Management, Inc. serves as investment advisor to the GuideMark and GuidePath Funds and the Genworth Financial Contra Fund. The GuideMark and GuidePath Funds and the Genworth Financial Contra Fund are mutual funds offered to clients of financial advisors. On September 30, 2011, the Board of Trustees of the Genworth Variable Insurance Trust, another mutual fund for which we served as an investment advisor, considered and approved the liquidation of this trust and its portfolios, which occurred in the first quarter of 2012.

Additionally, through our retail broker/dealer, we offer annuity and insurance products, including our proprietary products, as well as third-party mutual funds, insurance and other investment products.

Distribution

We distribute these products and services through independent investment advisory professionals and financial professionals affiliated with our retail broker/dealer.

Competition

We compete primarily in the managed account service provider market, including mutual fund, exchange-traded fund and separate account offerings. The market is highly competitive, and is differentiated by advisor profile and service. The ten largest companies in the advisory third-party managed account provider market, otherwise known as the turnkey asset management platform, comprise approximately 93% of assets under management in this sector as of September 30, 2012 according to Cerulli Research.

Runoff

The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. We expect to manage our runoff products for at least the next ten years. Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

The following table sets forth financial information regarding our Runoff segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our Runoff segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Runoff.”

	As of or for the years ended December 31,
(Amounts in millions)	2012	2011	2010
Total revenues	$381	$525	$665

Net operating income available to Genworth Financial, Inc.’s common stockholders	$46	$27	$23
Net investment gains (losses), net of taxes and other adjustments	12	(100)	(4)
Gain on sale of business, net of taxes	—	36	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$58	$(37)	$19

Total segment assets	$15,308	$16,031	$18,710

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

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value and as of December 31, 2012, range from 0.75% to 4.20% per annum depending on the features and options within a contract.

Our variable annuity contracts with a basic GMDB provide a minimum benefit to be paid upon the annuitant’s death, usually equal to the larger of account value and the return of net deposits. Contractholders may also have the option to purchase riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2012, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $6,965 million and a related death benefit exposure, or net amount at risk, of $234 million.

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

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business. The transaction included the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to the sale.

Corporate and Other

Our Corporate and Other activities include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses, such as our reverse mortgage business, that are managed outside our operating segments.

On October 26, 2012, we signed an agreement to sell our reverse mortgage business for $22 million. Subject to customary closing conditions and regulatory approvals, this transaction is expected to close in early 2013, with no significant gain or loss expected to be recorded on the sale.

International Operations

Information regarding our international operations is presented in note 20 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Marketing

As a specialty insurance provider, we position, promote and differentiate our products and services through product value and innovation, risk management expertise, specialized support and technology for our distributors and marketing programs tailored to particular consumer groups.

We offer a targeted set of products that are designed to meet key needs of consumers throughout the various stages of their lives, with a focus on the underserved “main street” and emerging affluent markets. We are selective in the products we offer and seek to maintain appropriate return and risk thresholds on our product offerings. We also have developed technological approaches that enhance performance by automating key processes and reducing response times, expenses and process variations. We believe these approaches also make it easier for our customers and distributors to do business with us.

We have focused our marketing approach on promoting our products, services and brand to key constituencies, including sales intermediaries, consumers, employees and investors. We seek to build recognition of our offerings and brand, and maintain deep relationships with leading distributors by providing specialized and differentiated distribution support, including product training, sales services and technology solutions that support the distributors’ sales efforts. We also leverage technology to extend our brand and marketing communications, using interactive tools, search engine marketing expertise and efficient web services to enhance our customers’ experience.

Our publications on financial security issues help build our brand and inform our key constituencies, such as distributors, consumers, policymakers and regulators, on relevant topics, including the cost of long-term care, the life insurance coverage gap, consumer financial security as well as mortgage and mortgage insurance trends. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product ideas, approaches to improve service and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, product development and management, economic pricing management, asset-liability management, investment activities, portfolio diversification, underwriting and risk and loss mitigation, financial databases and information systems, business acquisitions and dispositions, and operational capabilities. The risk management framework includes the assessment of risks, a proactive decision process to determine which risks are acceptable to be retained, risk and reward considerations, limit setting on major risks, emerging risk identification and the ongoing monitoring and management of those risks. We have emphasized our adherence to risk management disciplines and leveraged these efforts into a competitive advantage in distribution and management of our products.

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

We use a similar process to introduce changes to existing products and to offer existing products in new markets and through new distribution channels. Product performance reviews include an analysis of the major drivers of profitability, underwriting performance and variations from expected results including an in-depth experience analysis of the product’s major risk factors. Other areas of focus include the regulatory and competitive environments and other emerging factors that may affect product performance.

In addition, we initiate special reviews when a product’s performance fails to meet the indicators we established during that product’s introductory review process for subsequent reviews of in-force blocks of business. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. We review our underwriting, pricing, distribution and risk selection strategies on a regular basis in an effort to ensure that our products remain competitive and consistent with our marketing and profitability objectives. For example, in our U.S. and international mortgage insurance and lifestyle protection insurance businesses, we review the profitability of lender accounts to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance.

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate, credit and liquidity risks associated with each major product line, in addition to the interest rate and credit risks for our overall enterprise versus approved limits. We analyze the behavior of our liability cash flows across a wide variety of scenarios, reflecting policy features and expected policyholder behavior. We also analyze the cash flows of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to changes in economic environments and enables us to manage our assets and liabilities more effectively. In addition, we deploy hedging programs to mitigate certain economic risks associated with our assets, liabilities and capital. For example, we hedge the equity, interest rate and market volatility risks in our variable annuity products, as well as interest rate risks in our long-term care insurance products.

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

We utilize surveillance and quantitative credit risk analytics to identify concentrations and drive diversification of portfolio risks. Issuer credit limits for the investment portfolios of each of our businesses (based on business capital, portfolio size and relative issuer cumulative default risk) govern and control credit concentrations in our portfolio. Derivatives counterparty risk and credit derivatives are integrated into issuer limits as well. We also limit and actively monitor country and sovereign exposures in our global portfolio and evaluate and adjust our risk profiles, where needed, in response to geopolitical and economic developments in the relevant areas.

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

Financial databases and information systems

Our financial databases and information systems technology are important tools in our risk management. For example, we believe we have the largest database for long-term care insurance claims with over 35 years of experience in offering those products. We also have substantial experience in offering individual life insurance products with a large database of claims experience, particularly in preferred risk classes, which has significant predictive value. We have extensive data on the performance of mortgage originations in the United States and other major markets we operate in, which we use to assess the drivers and distributions of delinquency and claims experience.

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. For example, in our mortgage insurance businesses, we use borrower credit bureau information, proprietary mortgage scoring models and/or our extensive database of mortgage insurance experience along with external data including rating agency data to evaluate new products and portfolio performance. In the United States and Canada, our proprietary mortgage scoring models use the borrower’s credit score and additional data concerning the borrower, the loan and the property, including loan-to-value ratio, loan type, loan amount, property type, occupancy status and borrower employment to predict the likelihood of having to pay a claim. In addition, our models take into consideration macroeconomic variables such as unemployment, interest rate and home price changes. We believe assessing housing market and mortgage loan attributes across a range of economic outcomes enhances our ability to manage and price for risk. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

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

A number of investigative teams are maintained in our various locations to address any potential fraudulent activities both from internal and external sources.

Operations and Technology

Service and support

In our U.S. Life Insurance segment, we interact directly with our independent sales intermediaries and dedicated sales specialists through secure websites that have enabled them to transact business with us electronically. Our process and technology solutions deliver fast, consistent and efficient transactions. Simplifying the pre-sale, application and post-sale experience allows us to provide industry-leading cycle times and customer satisfaction.

In our International Mortgage Insurance and U.S. Mortgage Insurance segments, we introduced technology enabled services to help our customers (lenders and servicers) as well as our consumers (borrowers and homeowners). Technology advancements have allowed us to reduce application approval turn-times, error rates and enhance our customers’ ease of doing business with us. Through our secure internet-enabled information systems and data warehouses, servicers can transact business with us in a timely manner. In the United States, proprietary, decision models have helped generate loss mitigation strategies for distressed borrowers. Our models use information from various third-party sources, such as consumer credit agencies, to indicate borrower willingness and capacity to fulfill debt obligations. Identification of specific borrower groups that are likely to work their loans out allows us to create custom outreach strategies to achieve a favorable loss mitigation outcome.

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

Reserves

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment that is subjected to a variety of internal and external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors and changes in these factors can affect future experience, including interest rates, market volatility, economic and social conditions, inflation, healthcare costs, policyholder persistency, policyholder life expectancy or longevity, policyholder morbidity and doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

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

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. For additional information related to reinsurance, see note 9 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our principal reinsurers as of December 31, 2012:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$14,725
Riversource Life Insurance Company (2)	595
Munich American Reassurance Company	584
RGA Reinsurance Company	483
General Re Life Corporation	235

(1)

Prior to our IPO, we entered into several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”), which resulted in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 9 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single premium life insurance policies.

We also participate in reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers a predetermined portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. See “—Business—U.S. Mortgage Insurance” for additional information regarding reinsurance captives. As of December 31, 2012, we recorded U.S. mortgage insurance ceded loss reserves within reinsurance recoverable of $80 million where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements.

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

As of February 27, 2013, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”) as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	A- (Strong)	A3 (Good)	A (Excellent)
Genworth Life Insurance Company (short-term rating)	A-2 (Strong)	P-1 (Superior)	Not rated
Genworth Life and Annuity Insurance Company	A- (Strong)	A3 (Good)	A (Excellent)
Genworth Life and Annuity Insurance Company (short-term rating)	A-2 (Strong)	P-1 (Superior)	Not rated
Genworth Life Insurance Company of New York	A- (Strong)	A3 (Good)	A (Excellent)

As of February 27, 2013, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	B (Weak)	Ba2 (Questionable)	Not rated
Genworth Residential Mortgage Insurance Corporation of NC	B (Weak)	Ba2 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Pty. Limited (Australia)	AA- (Very Strong)	A3 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BBB- (Good)	Not rated	Not rated
Genworth Financial Mortgage Insurance Company Canada	AA- (Very Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V. (1)	mxAA-	Aa3.mx	Not rated

(1)	Also rated “BB+” by S&P and “Baa3” by Moody’s on a Global Scale Insurance financial strength basis.

As of February 27, 2013, our principal lifestyle protection insurance subsidiaries were rated in terms of financial strength by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A- (Strong)
Financial Insurance Company Limited	A- (Strong)

The S&P, Moody’s, A.M. Best and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. Insurers rated “AA” (Very Strong), “A” (Strong), “BBB” (Good) or “B” (Weak) have very strong, strong, good or weak financial security characteristics, respectively. The “AA,” “A,” “BBB” and “B” ranges are the second-, third-, fourth- and sixth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA-,” “A,” “A-,” “BBB” and “B” ratings are the fourth-, sixth-, seventh-, ninth- and fifteenth-highest of S&P’s 21 ratings categories. The short-term rating “A-2” is the second highest of S&P’s six short-term ratings and shows the obligor’s capacity to meet its financial commitments is satisfactory. An obligor rated “mxAA” has a very strong capacity to meet its financial commitments relative to that of other Mexican obligors. The “mxAA” rating is the second-highest enterprise credit rating assigned on S&P’s CaVal national scale.

Moody’s states that insurance companies rated “A” (Good) offer good financial security and that insurance companies rated “Ba” (Questionable) offer questionable financial security. The “A” (Good) and “Ba” (Questionable) ranges are the third- and fifth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “A3” and “Ba2” ratings are the seventh- and twelfth-highest, respectively, of Moody’s 21 ratings categories. The short-term rating “P-1” is the highest rating and shows superior ability for repayment of short-term debt obligations. Issuers or issues rated “Aa.mx” demonstrate very strong creditworthiness relative to other issuers in Mexico.

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

On June 27, 2012, Moody’s placed our holding company and U.S. mortgage insurance business on review for downgrade. On September 28, 2012, Moody’s extended their review for potential downgrade of our senior unsecured debt rating and our U.S. mortgage insurance business. On January 16, 2013, Moody’s confirmed our senior unsecured debt rating following our capital plan announcement which reduces the linkages of the holding company to our U.S. mortgage insurance business. At the same time, Moody’s downgraded the financial strength ratings of our U.S. mortgage insurance subsidiaries to “Ba2” from “Ba1,” with a negative outlook. These rating actions concluded Moody’s review for downgrade that was initiated on June 27, 2012.

On April 20, 2012, Moody’s placed our Australian mortgage insurance business on review for possible downgrade following our announcement regarding an anticipated net operating loss in this business in the first quarter of 2012 as a result of the elevated loss experience and higher claims incidence and severity. Subsequently, Moody’s extended the review period to align it with its review of the overall mortgage insurance industry and, on July 18, 2012 announced that its review of Australian mortgage insurers would not be finalized until Moody’s draft Global Methodology for Rating Mortgage Insurers was finalized, which was published on December 11, 2012. On February 4, 2013, Moody’s announced the conclusion of its review resulting in the downgrade of the leading mortgage insurers in Australia. As a result, our Australian mortgage insurance business was downgraded to “A3” from “A1,” with a stable outlook.

S&P, Moody’s, A.M. Best and DBRS review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis. We do not provide information to agencies issuing unsolicited ratings and we cannot ensure that any agencies that rate our company or our insurance subsidiaries on an unsolicited basis will continue to do so.

Investments

Organization

Our investment department includes asset management, portfolio management, derivatives, risk management, operations, accounting and other functions. Under the direction of the investment committee and our Chief Investment Officer, it is responsible for managing the assets in our various portfolios, including establishing investment and derivatives policies and strategies, reviewing asset-liability management, performing asset allocation for our domestic subsidiaries and coordinating investment activities with our international subsidiaries.

We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public corporate and municipal securities, structured securities, government securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers primarily for our international portfolios and captive reinsurers, as well as select asset classes. Management of investments for our international operations is overseen by the investment committees reporting to the boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our lifestyle protection insurance business and European, Canadian and Australian mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2012 and 2011, approximately 21% and 25%, respectively, of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

As of December 31, 2012, we had total cash, cash equivalents and invested assets of $78.0 billion. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include derivatives, derivative counterparty collateral, trading securities, limited partnerships and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable laws and insurance regulations.

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2012		2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$47,763	61%	$45,420	59%
Private	14,398	18	12,875	17
Commercial mortgage loans	5,872	8	6,092	8
Other invested assets	3,503	4	4,819	6
Policy loans	1,601	2	1,549	2
Equity securities, available-for-sale	518	1	361	—
Restricted other invested assets related to securitization entities (1)	393	1	377	1
Restricted commercial mortgage loans related to securitization entities (1)	341	—	411	1
Cash and cash equivalents	3,653	5	4,488	6

Total cash, cash equivalents and invested assets	$78,042	100%	$76,392	100%

(1)	See note 18 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of our investments, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Balance Sheets.”

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high quality portfolio, comprised of income producing securities and other assets. Our investment strategy focuses primarily on:

•	managing interest rate risk, as appropriate, through monitoring asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-income, low-volatility assets while pursuing active strategies to enhance yield;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes; and

•	continuously monitoring asset quality and market conditions that could affect our assets.

We are exposed to two primary sources of investment risk:

•	credit risk relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest and

•	interest rate risk relating to the market price and cash flow variability associated with changes in market interest rates.

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

We manage interest rate risk through monitoring the relationship between the duration of our assets and the duration of our liabilities, seeking to manage interest rate risk in both rising and falling interest rate environments, and by utilizing various derivative strategies. For further information on our management of interest rate risk, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 79% and 76%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2012 and 2011.

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

The following table presents our public, private and total fixed maturity securities by the Nationally Recognized Statistical Rating Organizations (“NRSRO”) designations and/or equivalent ratings, as well as the percentage, based upon fair value, that each designation comprises. Certain fixed maturity securities that are not rated by an NRSRO are shown based upon internally prepared credit evaluations.

	December 31,
(Amounts in millions)	2012			2011
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$15,343	$17,372	36%	$15,345	$17,179	38%
AA	4,335	4,746	10	4,367	4,666	10
A	11,386	13,238	28	11,174	12,577	28
BBB	9,368	10,567	22	8,683	9,334	21
BB	1,205	1,296	3	1,081	1,102	2
B	152	147	—	213	142	—
CCC and lower	549	397	1	693	420	1

Total public fixed maturity securities	$42,338	$47,763	100%	$41,556	$45,420	100%

Private fixed maturity securities
AAA	$1,371	$1,427	10%	$1,712	$1,754	14%
AA	1,421	1,521	11	1,059	1,079	8
A	4,038	4,338	30	3,890	3,993	31
BBB	5,569	5,838	41	4,932	4,861	38
BB	920	929	6	985	929	7
B	217	194	1	189	125	1
CCC and lower	198	151	1	235	134	1

Total private fixed maturity securities	$13,734	$14,398	100%	$13,002	$12,875	100%

Total fixed maturity securities
AAA	$16,714	$18,799	30%	$17,057	$18,933	33%
AA	5,756	6,267	10	5,426	5,745	10
A	15,424	17,576	29	15,064	16,570	28
BBB	14,937	16,405	26	13,615	14,195	24
BB	2,125	2,225	4	2,066	2,031	4
B	369	341	—	402	267	—
CCC and lower	747	548	1	928	554	1

Total fixed maturity securities	$56,072	$62,161	100%	$54,558	$58,295	100%

Based upon fair value, public fixed maturity securities represented 77% and 78%, respectively, of total fixed maturity securities as of December 31, 2012 and 2011. Private fixed maturity securities represented 23% and 22%, respectively, of total fixed maturity securities as of December 31, 2012 and 2011.

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector, as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of December 31:

	2012		2011
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$5,491	9%	$4,863	8%
Tax-exempt	294	1	503	1
Government—non-U.S.	2,422	4	2,211	4
U.S. corporate	26,105	42	25,258	43
Corporate—non-U.S.	15,792	25	13,757	24
Residential mortgage-backed	6,081	10	5,695	10
Commercial mortgage-backed	3,333	5	3,400	6
Other asset-backed	2,643	4	2,608	4

Total fixed maturity securities	$62,161	100%	$58,295	100%

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established in the Barclays Capital Aggregate Index, as well as the percentage of the total corporate bond holdings that each industry comprised as of December 31:

	2012		2011
(Amounts in millions)	Fair value	% of total	Fair value	% of total
Utilities and energy	$9,838	23%	$8,993	23%
Finance and insurance	8,274	20	8,209	21
Consumer—non-cyclical	5,198	12	4,794	12
Technology and communications	3,152	7	2,681	7
Industrial	2,829	7	2,435	6
Capital goods	2,772	7	2,691	7
Consumer—cyclical	2,382	6	2,160	6
Transportation	1,643	4	1,513	4
Other	5,809	14	5,539	14

Total	$41,897	100%	$39,015	100%

We diversify our corporate bond holdings by industry and issuer. As of December 31, 2012, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure were $2.7 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2012 was $323 million, which was less than 1% of our total cash, cash equivalents and invested assets.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Further analysis related to our investments portfolio as of December 31, 2012 and 2011 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Commercial mortgage loans and other invested assets

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. We diversify our commercial mortgage loans by both property type and geographic region. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities and other invested assets.

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2012 and 2011 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

The National Association of Insurance Commissioners (“NAIC”) recently adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. We expect most of these states will adopt them in whole or substantial part by January 2016. We cannot predict the impact, if any, these changes will have on our business, financial condition or results of operations.

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

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2012, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 430% and 405% of the company action level as of December 31, 2012 and 2011, respectively.

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

Federal regulation of insurance products

Most of our variable annuity products, some of our fixed guaranteed products, and all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. See “—Other Laws and Regulations—Securities regulation.” These products may also be indirectly regulated by FINRA as a result of FINRA’s regulation of broker/dealers and may be regulated by state securities authorities. Federal and state securities regulation similar to that discussed below under “—Other Laws and Regulations—Securities regulation” affects investment advice and sales and related activities with respect to these products. U.S. mortgage products and insurers are also subject to federal regulation discussed below under “—Mortgage Insurance.” In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry.

Dodd-Frank Act and other federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify the estate tax. In addition, various forms of direct federal regulation of insurance have been proposed in recent years.

In response to the recent financial crisis, the Dodd-Frank Act was enacted and signed into law in July 2010. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations, many of which are beginning to take effect. Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. In addition, this legislation mandated multiple studies and reports for Congress, which could in some cases result in additional legislative or regulatory action.

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of over-the-counter (“OTC”) derivatives markets which will require us to clear certain types of derivative transactions through clearing organizations. Beginning in mid-2013, we will be subject to the clearing requirement and will need to post highly-liquid securities as initial margin and have cash available to meet daily variation margin demands for most of our new interest rate derivative transactions. The need for initial and variation margin will require us to hold additional liquid, lower-yielding securities as well as cash in our investment portfolio. In addition, over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. Our derivatives activity will be subject to greater transparency due to heightened reporting requirements. As a result of all of these changes, we may have to alter the way we use derivatives in the future. The Dodd-Frank Act also authorizes the SEC to adopt regulations that could impose heightened standards of care on sellers of variable or other registered products, which could adversely affect sales of and reduce margins on these products.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires securitizers to retain some of the risk associated with mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or unless the securitization or security is partially or fully exempted by regulations to be promulgated. The Dodd-Frank Act provides that the definition of “qualified residential mortgages” will be determined by regulators, with consideration to be given, among other things, to the presence of mortgage insurance. The legislation also prohibits a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act creates a Bureau of Consumer Financial Protection (the “CFPB”), which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. In January 2013, the CFPB adopted final rules implementing the ability-to-repay and qualified mortgage standards contained in the Dodd-Frank Act. The rules set requirements for how mortgage lenders can demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan. In addition, the rules clarify when a mortgage may be classified as a “qualified mortgage” and when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. The CFPB may issue additional rules or regulations that affect our U.S. mortgage insurance business and may assert jurisdiction over regulatory or enforcement matters in lieu of or in addition to the existing jurisdiction of other federal or state agencies.

The Dodd-Frank Act also establishes a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. In April 2012, FSOC adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. FSOC has not yet designated a non-bank financial company systemically significant. Insurance company subsidiaries of systemically significant companies would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such a proceeding be commenced against the insurer under state law. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans. Proposed rules regarding heightened prudential standards for systemically significant companies would impose new capital, liquidity, counterparty credit exposure and governance standards, and they would also subject such companies to restrictions on their activities and management if they appear to be at risk of liquidation. There are no exceptions for insurance companies in these proposed regulations. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations as could a determination that we or our counterparties are systemically significant. In addition, the Dodd-Frank Act establishes a Federal Insurance Office within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. The director is also required to issue a report on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states.

The Dodd-Frank Act imposes new restrictions on the sponsorship of and investment in private equity funds and hedge funds by companies that are affiliated with an insured depository institution. While we are not affiliated with such an institution or with anyone who is, these restrictions may affect the value and salability of any interest we may have in such funds.

A Residential Mortgage-Backed Securities Working Group was formed in 2012 under President Obama’s Financial Fraud Enforcement Task Force to investigate misconduct contributing to the financial crisis through the pooling and sale of residential mortgage-backed securities. We cannot predict whether the Task Force’s investigation will include participants in the mortgage insurance industry.

We cannot predict the requirements of all of the regulations adopted under the Dodd-Frank Act, the effect such legislation or regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

Changes in tax laws could make some of our products more or less attractive to consumers. For example, the recently enacted American Taxpayer Relief Act of 2012 made permanent the federal estate tax exclusion amount of $5 million, as adjusted for inflation, but increased the maximum tax rate to 40% from 35%. The legislation also made permanent the current law provision which permits a surviving spouse to succeed to any unused federal estate tax exclusion amount of the deceased spouse. This permits the beneficiary of a survivorship life policy to receive a larger death benefit free of estate tax on the second spouse’s death than would have been allowed under prior law, potentially making such policies more attractive to affluent customers. However, since our policyholders are generally not high net worth individuals who would be subject to the estate tax, we believe that these developments will have little effect on current sales of life insurance. The legislation also increases the maximum tax rate on earned income, capital gains and dividends for individuals earning over $400,000 or families earning over $450,000 (also indexed for inflation), which provides incentive for affected investors to buy our fixed deferred annuity products.

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

The U.K. government announced in 2010 that the FSA will be replaced by two new agencies, the Prudential Regulatory Authority (“PRA”) and the Financial Conduct Authority (“FCA”). The PRA will be responsible for prudential regulation of banks and insurers, while the FCA will be responsible for the conduct of business regulation and the wholesale and retail markets. The legislation covering this change is anticipated to be effective in April 2013. Our U.K. insurance subsidiaries will be subject to regulation by both the PRA and the FCA.

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

There will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Europe as a result of the introduction of the Solvency II directive. Currently, it is unclear when these changes will become effective. At this stage, it is not possible to predict the impact these changes will have on our operations.

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

In recent years, the BMA has adopted new solvency regulations and has adopted and proposed certain other regulations to enhance its governance and disclosure requirements for insurance companies. The BMA has indicated that such requirements have been proposed in order for Bermuda to achieve consistency with changes being developed by other leading insurance regulators worldwide, and in so doing achieve equivalence with the Solvency II directive. Each of our Bermudian captive insurance companies meet or exceed the new minimum solvency requirements that have been adopted in Bermuda. Until the BMA finalizes and adopts its pending governance and reporting proposals, we cannot be certain of the impact these additional requirements would have on our Bermudian captive insurance companies or the impact, if any, on our business, financial condition or results of operations. The BMA’s efforts to finalize and adopt these proposals are generally proceeding independently of the implementation timeline of the Solvency II directive in Europe.

Mortgage Insurance Regulation

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. GEMICO, our primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of approximately 36.9:1 and 32.9:1 as of December 31, 2012 and 2011, respectively, which is in excess of the maximum risk-to-capital ratio of 25:1 established under North Carolina law and fifteen additional states that maintain such a requirement. During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group to determine and make recommendations to the NAIC’s Financial Condition Committee what, if any, changes are deemed necessary to the solvency regulation of mortgage guaranty insurers.

Notwithstanding its risk-to-capital ratio, GEMICO continues to operate under state regulatory waivers or their equivalent where required. Effective January 31, 2011, the North Carolina Department of Insurance (“NCDOI”) granted GEMICO a revocable waiver of compliance with its risk-to-capital requirement. The waiver as amended, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina through July 31, 2014. Ten additional states are currently providing GEMICO with revocable waivers (or the equivalent) to their risk-to-capital requirements to also allow GEMICO to continue to write new business through July 31, 2014 except for two states whose waivers expire earlier (where we are in the process of seeking additional extensions through July 31, 2014, although one of those states, the state of Illinois, granted us an extension through March 31, 2013). Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. These waivers (including from the NCDOI), their equivalents and other approvals remain revocable at the discretion of the applicable regulator.

Five states have not waived their maximum 25:1 risk-to-capital ratio requirement. In four of these states, we write new business out of another insurance subsidiary, Genworth Residential Mortgage Assurance Corporation (“GRMAC”), and in the fifth state, out of Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”). Operating in this manner remains subject to the ongoing approval of the relevant states and compliance with risk-to-capital requirements (which will in part be a function of the amount of business written by these subsidiaries). The GSEs also have approved this arrangement subject to specified conditions through December 31, 2013.

New insurance written in North Carolina (and in the 34 states which do not impose their own risk-to-capital requirements where we operate as long as North Carolina permits us to operate) represented approximately 49% of our total new insurance written for the years ended December 31, 2012 and 2011. New insurance written in the other ten states currently providing revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% and 35%, respectively, of total new insurance written for the years ended December 31, 2012 and 2011. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) ten years, although regulators have granted discretionary releases from time to time. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. Since the loss ratio of our U.S. mortgage insurers exceeded 35% in 2012, the regulator granted us approval to release a portion of the statutory contingency reserve in accordance with prescribed Insurance Laws. As a result, the statutory contingency reserve for our U.S. mortgage insurers was approximately $6 million as of December 31, 2012.

Federal regulation

In addition to federal laws directly applicable to mortgage insurers, the laws and regulations applicable to mortgage originators and lenders, purchasers of mortgage loans such as Freddie Mac and Fannie Mae, and governmental insurers such as the FHA and VA indirectly affect mortgage insurers. For example, changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance may have a material effect on private mortgage insurers. Legislation or regulation that increases the number of people eligible for FHA or VA mortgages could have a materially adverse effect on our ability to compete with the FHA or VA.

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

The Real Estate Settlement and Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by private mortgage insurers. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA precludes us from providing services to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value. In addition, RESPA prohibits persons from giving or accepting any portion or percentage of a charge for a real estate settlement service, other than for services actually performed. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. Mortgage insurers and their customers are subject to the possible sanctions of this law, which may be enforced by the CFPB, state insurance departments, state attorneys general and other enforcement authorities.

The Equal Credit Opportunity Act (“ECOA”) and the Fair Credit Reporting Act (“FCRA”) also affect the business of mortgage insurance in various ways. ECOA, for example, prohibits discrimination against certain protected classes in credit transactions. FCRA governs the access and use of consumer credit information in credit transactions and requires notices to consumers in certain circumstances.

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to the U.S. Department of Housing and Urban

Development Administration (“HUD”) or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible impermissible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required to report HMDA data although, under the laws of several states, mortgage insurers currently are prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through Mortgage Insurance Companies of America, entered voluntarily into an agreement with the Federal Financial Institutions Examinations Council to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

International regulation

Canada

The Office of the Superintendent of Financial Institutions (“OSFI”) provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance company, Genworth Financial Mortgage Insurance Company Canada, an indirect wholly-owned subsidiary of Genworth Canada. In June 2012, OSFI was given oversight responsibility for CMHC, our main competitor. OSFI does not have enforcement powers over market conduct issues in the insurance industry, which are a provincial responsibility. The Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibit Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 80% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with a loan-to-value ratio exceeding 80% must be insured by a qualified insurer or CMHC. Legislation became effective in Canada in 2010 that, among other things, amended these statutes to prohibit such financial institutions from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose new disclosure obligations in respect of mortgage insurance.

PRMHIA came into force on January 1, 2013 and terminates our pre-existing guarantee agreement with the government. Under PRMHIA, the Canadian government guarantees the benefits payable under mortgage insurance policies, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk fee for this guarantee. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%. As a result of the elimination of the guarantee fund, we will be required to hold higher regulatory capital under PRMHIA and the Insurance Companies Act of Canada. However, the increase in required capital will be predominantly offset by the increase in available capital that results from the guarantee fund assets reverting back to us.

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

During 2010, APRA issued detailed proposals to revise the capital requirements for all insurers it regulates. Following receipt of feedback from the industry, including quantitative analyses from market participants, APRA published updated proposals in March and December 2011. In October 2012, APRA issued revised prudential and reporting standards which became effective on January 1, 2013. The new standards have not led to a material change in the minimum regulatory capital requirements for our business.

In addition, APRA determines the capital requirements for ADIs and has reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian internal ratings-based ADIs are determined by their APRA-approved internal ratings-based models, which may or may not allocate capital credit for LMI. APRA rules also provide that LMI on a non-performing loan (90 days plus arrears) protects most ADIs from having to increase the regulatory capital on the loan to a risk-weighting of 100%. These regulations include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for ADIs in the event that the mortgage insurer has contractual recourse to the ADI or a member of the ADI’s consolidated group.

In December 2010, the Australian government announced a series of banking reforms designed to promote greater competition in the Australian banking industry. One key aspect of the proposals involved boosting consumer flexibility to transfer deposits and mortgages. In particular, the Australian government announced that it would consider instructing the Australian treasury department to accelerate the development of potential frameworks to transfer LMI policies between lenders and introduce a central registry for mortgages. Currently, LMI policies are not transportable between lenders and are issued to a particular lender in respect of a particular loan. The Australian government has subsequently announced that it does not intend to make LMI portable but rather seek the introduction of a LMI Key Fact Sheet which lenders will be required to give to borrowers as part of proposed changes to the National Consumer Credit Protection Act. The LMI Key Fact sheet will be designed to help home buyers understand the costs and benefits of mortgage insurance when taking out a home loan. In our Australian mortgage insurance business, we offer rebate options to lenders whereby up to 40% of the premium is refunded if the loan is discharged in the first year, decreasing to 20% in the second year of the mortgage, although many lenders elect to take a non-refundable option in order to receive a lower overall premium structure.

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

Reverse mortgage regulation

One of our subsidiaries is an originator of reverse mortgage loans. Our reverse mortgage subsidiary is subject to various federal and state laws and regulations including mortgage banking laws and regulations (“Mortgage Banking Laws”), as well as other federal and state laws and regulations protecting privacy and other consumer rights. This subsidiary is also regulated by the mortgage banking departments of the states in which it is licensed, as well as the FHA with respect to loans insured through HUD.

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

Employees

As of December 31, 2012, we had approximately 6,300 full-time and part-time employees. We believe our employee relations are satisfactory.

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

On May 29, 2012, Martin P. Klein, as our Acting President and Acting Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 358015, Pittsburgh, PA 15252-8015. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Relating to Our Businesses

Downturns and volatility in global economies and equity and credit markets could materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the global economies in which we operate and conditions in the capital markets we access. Factors such as high unemployment, low consumer spending, low business investment, high government spending, the volatility and strength of the global capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. The recessionary state and the volatility of many economies have fueled uncertainty and downturns in global mortgage markets and have contributed to increased volatility in our business and results of operations. This uncertainty and volatility has impacted, and may continue to impact, the demand for certain financial and insurance products. As a result, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

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

Our revenues and returns from our mutual fund wrapped and separately managed account products and services could also be impacted by downturns and volatility in equity markets. Because these products and services generate fees generally from the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products and fixed indexed annuities, where we have equity market risk exposure.

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

Over the last several years, the ratings of our holding company and several of our insurance companies have been downgraded and/or put on review for potential downgrade on various occasions. Most recently, on February 4, 2013, Moody’s downgraded our Australian mortgage insurance business to “A3” and on January 16, 2013, although Moody’s affirmed our holding company’s credit ratings with a stable outlook, it downgraded the financial strength ratings of our U.S. mortgage insurance subsidiaries.

A ratings downgrade or review could occur (and have occurred) for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade or review, or customer concerns about the possibility of a downgrade or review, could have a material adverse effect on our business, financial condition and results of operations. These direct or indirect effects could include, but are not limited to:

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

In addition, Fannie Mae and Freddie Mac require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable); otherwise additional limitations or requirements may be in the case of Fannie Mae or will be in the case of Freddie Mac imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac

temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs and to date have not been advised that either intends to impose additional requirements upon us. For the year ended December 31, 2012, Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured in the United States. An inability to insure mortgage loans sold to Fannie Mae or Freddie Mac, or their transfer of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our financial condition and results of operations.

Interest rate fluctuations and levels could adversely affect our business and profitability.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or credit spreads will reduce our margin or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders. Over the last few years, historically low interest rates have adversely impacted, and may continue to adversely impact, our business and profitability. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates have adversely affected, and may continue to adversely affect, the profitability of these products.

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

Our life insurance, long-term care insurance and fixed annuity products as well as our guaranteed benefits on variable annuities also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and have, and may further adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products and have, and may further increase hedging costs on our in-force block of variable annuity products. A low interest rate environment negatively impacts the sufficiency of our margins on both our DAC and present value of future profits (“PVFP”). If interest rates remain low for a prolonged period, this could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support statutory reserves.

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

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates like over the past few years, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we have had to, and in the future may have to, reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities have also, and in the future may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges will decline which will require us to post additional collateral with our derivative counterparties.

See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future. In addition, our credit facilities expired in May and August 2012 and there can be no assurance that we will be able to replace these facilities on terms (or at targeted amounts) acceptable to us or at all.

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

Specifically with respect to our credit facilities that expired in May and August 2012, we are currently exploring the potential replacement, in part, of these facilities for a lower principal amount of permitted borrowings and letters of credit or by pursuing alternative strategies. As of December 31, 2012 and 2011, we had no borrowings outstanding under our credit facilities; however, we had utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries as of December 31, 2011. Due to potentially adverse credit market conditions generally or potentially adverse outlooks with respect to our industry or the company in particular, there can be no assurance that we will be able to replace these facilities on terms (or at targeted amounts) acceptable to us or at all.

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

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2012, fixed maturity securities of $62.2 billion in our investment portfolio represented 79% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations or circumstances that would require us to sell securities which have declined in value.

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

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses or for decreases in our market capitalization. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a non-cash expense in the current period. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to goodwill.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We routinely execute reinsurance and derivative transactions with reinsurers, brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. We use reinsurance and derivative instruments to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot give assurance that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition and results of operations.

Prior to the completion of our IPO, we ceded to UFLIC substantially all of our in-force structured settlements block of business, variable annuity business and the long-term care insurance assumed from MetLife Insurance Company of Connecticut as of December 31, 2003. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation, an indirect subsidiary of GE, has agreed to maintain UFLIC’s RBC above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

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

Our domestic life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, state supervision, seizure or liquidation.

Our domestic mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. The failure of our domestic mortgage insurance subsidiaries to meet their regulatory requirements could limit our ability to write new business. As of December 31, 2012, GEMICO, our primary U.S. mortgage insurance subsidiary, exceeded the maximum risk-to-capital ratio of 25:1. For further discussion of the importance of risk-to-capital requirements to our U.S. mortgage insurance subsidiaries, see “—Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived to the extent needed, would result in restrictions or prohibitions on our doing business and may have an adverse impact on our results of operations. Our primary U.S. mortgage insurance subsidiary continues to exceed its maximum risk-to-capital requirement, and while we have obtained waivers or their equivalent for that insurer to continue to write new business in most states and are using other insurance company subsidiaries to write new business in other states, there can be no assurance that these waivers will continue in effect or that our other insurers will be able to continue to satisfy their own minimum statutory capital requirements over time.”

Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country. As described under “U.K. Insurance Regulation—Solvency requirements,” there will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Europe as a result of the introduction of the Solvency II directive. Currently, it is unclear when these changes will become effective. At this stage, it is not possible to predict the impact these changes will have on our operations.

An adverse change in our RBC, risk-to-capital ratio or other minimum regulatory requirements also could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of our holding company, which would have an adverse impact on our ability to write and retain business. Certain actions by regulators or rating agencies with respect to these requirements could have a material adverse effect on our financial condition and results of operations.

If our reserves for future policy claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors and changes in these factors can affect future experience, including interest rates, market volatility, economic and social conditions, inflation, healthcare costs, policyholder persistency, policyholder life expectancy or longevity, policyholder morbidity and doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments (as we have on various occasions in the past) as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges for the period in which we make the determination. The amounts of such increases may be significant (as they have been on occasions in the past) and this would adversely affect our results of operations and financial condition and may put additional strain on our available liquidity.

As a holding company, we depend on the ability of our subsidiaries to transfer funds to us to pay dividends and to meet our obligations.

We act as a holding company for our subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, permitted payments to us under our tax sharing arrangements with our subsidiaries and proceeds from borrowings are our principal sources of cash to meet our obligations. These obligations include our operating expenses and interest and principal on our current and any future borrowings. These obligations also include amounts we owe to GE under the Tax Matters Agreement. If the cash we receive from our subsidiaries pursuant to dividends and tax sharing arrangements is insufficient for us to fund any of these obligations, or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the sale of assets or the issuance of additional equity.

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

Additionally, as a public company that is traded on the TMX, Genworth Canada is subject to securities laws and regulation in each province in Canada, as well as the rules of the TMX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Canada. Although the board of directors of Genworth Canada is composed of a majority of Genworth nominees, under Canadian law each director has an obligation to act honestly and in good faith with a view to the best interests of Genworth Canada. Accordingly, actions taken by Genworth Canada and its board of directors (including the payment of dividends to us) are subject to, and may be limited by, the laws, regulations and rules applicable to such entities. Similarly, Australian regulations and rules will apply if we complete the planned IPO of a minority share of our mortgage insurance business in Australia.

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

We distribute our products through a wide variety of distribution methods, including through relationships with key distribution partners. These distribution partners are an integral part of our business model. We are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contract with us. In addition, timing of key distributor adoption of our new product offerings may impact sales of those products. Distributors may elect to reduce or terminate their distribution relationships with us if there are adverse developments in our business, adverse rating agency actions, concerns about market-related risks, commission levels or the breadth of our product offerings. Any termination or material change in relationship with a key distribution partner could have a material adverse effect on our future sales for one or more product lines.

Our insurance businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth.

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our international operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines and other sanctions which could have a material adverse effect on our business. In addition, the nature and extent of regulation of our activities in applicable jurisdictions could materially change causing a material adverse effect on our business.

Insurance regulatory authorities in the United States and internationally have broad administrative powers including, but not limited to:

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

The methodology for establishing the statutory reserves on our life insurance business is subject to the requirements of Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and the Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation AXXX”), as clarified by Actuarial Guideline 38 (more commonly known as “AG 38”). In 2011, the NAIC formed a Joint Working Group to review the statutory reserve requirements of AG 38, impacting certain universal life insurance policies with secondary guarantees. In March 2012, the NAIC adopted a framework to address these reserving issues, and subsequently retained an actuarial consultant to help resolve the framework’s proposal for addressing in-force business and business that would be written in an interim period until the adoption of a principles-based reserve approach. In September 2012, the NAIC adopted the Joint Working Group’s proposals for new and in-force business subject to AG 38 provisions. As a result of these changes, we made the life insurance portfolio changes that we announced on October 22, 2012, including the discontinuation of sales of term universal life insurance product by the end of 2012 and the reintroduction of a term life insurance product. We are addressing these new business requirements through revised product offerings and increased utilization of reinsurance for our new business. Over time, there can be no assurance that there will continue to be affordable or adequate reinsurance available.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Some states are considering adopting long-term care insurance rate stability legislation to limit increases in long-term care insurance premium rates. If states pass rate stability legislation, we may be forced to leave the market in those states and this could limit our ability to mitigate adverse claims experience on our in-force business.

In addition, the Federal Housing Finance Agency, the regulatory body of the FHLBs, began exploring changes to federal regulations in December 2010, augmented by an additional proposed advisory bulletin in 2012 on FHLB lending to insurers. These changes, if enacted, could impact our ability to effectively utilize FHLB products and services. FHLB membership provides a low-cost alternative funding source for our businesses. Changes in these laws and regulations, or in interpretations thereof in the United States, can be made for the benefit of the consumer, or for other reasons, at the expense of the insurer and thus could have an adverse effect on our financial condition and results of operations.

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

Our mortgage insurance businesses are subject to additional laws and regulations. For further discussion of the risks associated with those laws and regulations, see additional risk factors set forth below.

Legal and regulatory investigations and actions are common in the insurance business and may result in financial losses and harm our reputation.

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, cancellation or rescission of coverage, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm and incur significant legal expenses, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor determine, the ultimate outcomes of any pending investigations and legal proceedings, nor to provide reasonable ranges of possible losses.

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

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices can be lost, stolen or damaged, which can result in the issues including but not limited to those described in the previous sentence. In addition, an increasing number of states and foreign countries require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The occurrence of natural or man-made disasters or a pandemic could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and pandemics. For example, a natural or man-made disaster or a pandemic could disrupt our computer systems and our ability to conduct or process business, as well as lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, deposits into our investment products, and mortgage payments on loans insured by our mortgage insurance policies. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in increased loss experience in our mortgage insurance businesses. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a pandemic could lead to increased reinsurance prices or reduced availability of reinsurance and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities or the value of the underlying collateral of structured securities or the value of the underlying collateral of structured securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts” and “—A further deterioration in economic conditions or a further decline in home prices in the United States may adversely affect our loss experience in mortgage insurance.”

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition.

In July 2010, the Dodd-Frank Act was enacted and signed into law. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations, many of which are beginning to take effect. Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. Although many of those regulations have now been either proposed or adopted, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of OTC derivatives markets which will require us to clear certain types of transactions through clearing organizations. Beginning in mid-2013, we will be subject to the clearing requirement and will need to post highly-liquid securities as initial margin and have cash available to meet daily variation margin demands for most of our new interest rate derivative transactions. The need for initial and variation margin will require us to hold additional liquid, lower-yielding securities as well as cash in our investment portfolio. In addition, over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. Our derivatives activity will be subject to greater transparency due to heightened reporting requirements. As a result of all of these changes, we may have to alter the way we use derivatives in the future, which could have a material adverse effect on our results. The Dodd-Frank Act also authorizes the SEC to adopt regulations that could impose heightened standards of care on sellers of our variable or other registered products, which could adversely affect our sales of and reduce our margins on these products.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires securitizers to retain some of the risk associated with mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or unless the securitization or security is partially or fully exempted by regulations to be promulgated. Depending on whether and to what extent loans with mortgage insurance are considered “qualified residential mortgages” for purposes of the Dodd-Frank Act’s securitization provisions or “qualified mortgages” for purposes of the ability to repay provisions, this legislation could have a material adverse effect on the amount of new mortgage insurance that we write. In January 2013, the CFPB adopted final rules implementing the ability-to-repay and qualified mortgage standards contained in the Dodd-Frank Act. The rules set requirements for how mortgage lenders can demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan. In addition, the rules clarify when a mortgage may be classified as a “qualified mortgage” and when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. The CFPB may issue additional rules or regulations that affect our U.S. mortgage insurance business or result in additional compliance burdens and costs and may assert jurisdiction over regulatory or enforcement matters in lieu of or in addition to the existing jurisdiction of other federal or state agencies.

The applicability of many of these regulations to us will depend to a large extent on whether the FSOC determines that we are systemically important, in which case we would become subject to supervision by the Federal Reserve Board. Since we are not affiliated with an insured depository institution, such supervision would probably have its greatest effect on requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters. In April 2012, FSOC adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. FSOC has not yet designated a non-bank financial company systemically significant. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans. The Dodd-Frank Act also establishes a Federal Insurance Office within the Department of the Treasury to perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation.

The Dodd-Frank Act imposes new restrictions on the sponsorship of and investment in private equity funds and hedge funds by companies that are affiliated with an insured depository institution. While we are not affiliated with such an institution or with anyone who is, these restrictions may affect the value and salability of any interest we may have in such funds.

We cannot predict the requirements of all the regulations adopted under the Dodd-Frank Act, the effect regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act and the regulations thereunder, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could adversely affect our financial condition and results of operations.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). It is possible that future accounting and reporting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. In addition, the required adoption of future accounting and reporting standards may result in significant costs to implement.

We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could adversely affect our results of operations and financial condition.

The realizability of deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

If morbidity rates or mortality rates differ significantly from our pricing expectations, our results could be adversely affected.

We set prices for our insurance and some annuity products based upon expected claims and payment patterns, using assumptions for, among other things, projected interest rates and investment returns, morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher than our pricing assumptions, we could be required to establish additional reserves and make greater payments under our long-term care insurance policies and annuity contracts than we had projected, and such amounts could be significant. Likewise, if mortality rates are lower than our pricing assumptions, we could be required to establish additional reserves and make greater payments under both our long-term care insurance policies and annuity contracts, and such amounts could be significant. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing and valuation assumptions have been established. For example, changes in economic, market and interest rate risk, socio-demographics, behavioral trends and medical advances may have an adverse impact on our future loss trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance, and as a result, our ability to forecast future claim rates for long-term care insurance is more limited than for life insurance.

We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

DAC represents costs related to the successful acquisition of our insurance policies and investment contracts, which are deferred and amortized over the estimated life of the related insurance policies and investment contracts. These costs primarily consist of commissions in excess of ultimate renewal commissions and underwriting and contract and policy issuance expenses incurred on policies and contracts successfully acquired. Under U.S. GAAP, DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from the acquired block of insurance and investment contracts and policies. This intangible asset, called PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

Our amortization of DAC and PVFP generally depends upon, among other items, anticipated profits from investments, surrender and other policy and contract charges, mortality, morbidity and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or PVFP, or both, or to record a charge to increase benefit reserves, which increases could be material.

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

We may not be able to increase premiums on our in-force and future long-term care insurance policies by enough or quickly enough and the rate actions currently being implemented and any future rate increases may adversely affect our reputation in the market and our business.

Although the terms of all of our long-term care insurance policies permit us to increase premiums during the premium-paying period, and we are currently pursuing such increases for some policies, these increases generally require regulatory approval, which often takes a long period of time to obtain in all relevant jurisdictions and may not be obtained in some. Moreover, rate actions by us or our competitors could adversely affect our reputation in the markets we operate and limit our ability to continue to market and sell new long-term care insurance products as well as seek rate actions in the future and retain existing policyholders, agents and independent channel sales levels. In addition, we cannot predict how our policyholders, agents, competitors and regulators may react to any rate actions we may pursue in the future, nor can we predict if regulators will approve future rate action requests.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.

Genetic research includes procedures focused on identifying key genes that render an individual predisposed to specific diseases, such as particular types of cancer and other diseases. Other medical advances, such as diagnostic imaging technologies, also may be used to detect the early onset of diseases such as cancer, Alzheimer’s and cardiovascular disease. We believe that if individuals learn through medical advances that they are predisposed to particular conditions that may reduce life longevity or require long-term care, they will be more likely to purchase our life and long-term care insurance policies or not to permit existing policies to lapse. In contrast, if individuals learn that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they will be less likely to purchase our life and long-term care insurance products but more likely to purchase certain annuity products. In addition, such individuals that are existing policyholders will be more likely to permit their policies to lapse.

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

The prices and expected future profitability of our insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our deferred annuities with GMWBs and guaranteed annuitization benefits, actual persistency that is higher than our persistency assumptions could have an adverse impact on profitability because we could be required to make withdrawal or annuitization payments for a longer period of time than the account value would support. For our universal life insurance policies, increased persistency that is the result of the sale of policies by the insured to third parties that continue to make premium payments on policies that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled policies.

For our long-term care insurance and some other health insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in many of our other businesses. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. Some of our long-term care insurance policies have experienced higher persistency than we had assumed, which has resulted in adverse claims experience.

Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability or that such increases would be approved by regulators or approved in a timely manner. Moreover, many of our products either do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.

We cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of Regulations XXX or AXXX and as a result we may incur higher operating costs that could have an adverse effect on our financial condition and results of operations.

We have increased term and universal life insurance statutory reserves in response to Regulations XXX and AXXX and have taken steps to mitigate the impact the regulations have had on our business, including increasing premium rates and implementing capital solutions, as well as changing our product offerings. We cannot provide assurance that we will be able to continue to implement actions to mitigate further impacts of Regulations XXX or AXXX on our term and universal life insurance products. Recent market conditions have limited the capacity or increased prices for these reserve funding options. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered. Additionally, we cannot provide assurance that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.

One way that we and other insurance companies have mitigated the impact of these regulations is through captive reinsurance companies and/or special purpose vehicles. Recently, the NAIC initiated a study to review insurer’s use of captives. While some states have been supportive of the use of these captives, others have raised concerns about whether additional regulatory requirements should be implemented for these structures. Regulatory changes regarding the use of captives could make it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX, and this in turn, could affect our product prices and offerings.

If demand for long-term care insurance either declines or remains flat, we may not be able to execute on our strategy for our long-term care insurance business.

We have devoted significant resources to developing our long-term care insurance business and our strategy relies partly upon continued profitablility of this product. In recent years, industry sales of individual long-term care insurance have varied. In some years, sales have declined while in other years sales have grown moderately. Annualized first-year premiums for insurance companies’ sales of individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion and decreased by 41% to approximately $608 million in 2006, and was approximately $580 million in 2012, according to LIMRA International, Inc. We believe that the decline from 2002 was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. In addition, certain aspects of healthcare reform could impact our long-term care insurance business. If the market for long-term care insurance continues to remain flat or declines, our financial condition and results of operations could be adversely affected.

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

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation and regulations that could increase the amount of taxes that we pay or impact the sales of our products. Our international operations are subject to value added tax and other indirect taxes in the countries in which they operate. An increase to such tax rates could have an adverse effect on our financial condition and results of operations.

Fluctuations in foreign currency exchange rates and international securities markets could negatively affect our profitability.

Our international operations generate revenues denominated in local currencies, and because we derive a significant portion of our income from non-U.S.-denominated revenue, our results of operations could be adversely affected to the extent the dollar value of non-U.S.-denominated revenue is reduced due to a strengthening of the U.S. dollar. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2012 and 2011, approximately 21% and 25%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations into our consolidated financial statements. We currently do not hedge this exposure, and as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

We may face higher than anticipated losses if unemployment rates differ significantly from our pricing expectations.

We set prices for our lifestyle protection insurance products based upon expected claims and payment patterns. For our employment-related products, these expectations reflect our assumptions regarding unemployment levels. The long-term profitability of many of these products depends upon how our actual experience compares with our pricing assumptions, with the exception being many of our monthly premium accounts, where we have the ability to re-price our in-force policies in the event of higher than anticipated unemployment-related losses. If unemployment levels are higher than our pricing assumptions, the claims frequency could be higher for our lifestyle protection insurance business than we had projected. Additionally, rising unemployment rates can impact a borrower’s ability to pay their mortgage, thereby increasing the likelihood that we could incur additional losses in our international mortgage insurance business.

Our claims expenses would increase and our results of operations would suffer if the rate of defaults on mortgages covered by our international mortgage insurance business increases or the severity of such defaults exceeds our expectations.

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

Mortgage loans with higher loan-to-value ratios typically have claim incidence rates substantially higher than mortgage loans with lower loan-to-value ratios. In Canada and Australia, the risks of having a portfolio with a significant portion of high loan-to-value mortgages are greater than in the United States and Europe because we generally agree to cover 100% of the losses associated with mortgage defaults in those markets, compared to percentages in the United States and Europe that typically range between 12% and 35% of the loan amount.

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

Like our U.S. mortgage insurance business, our international mortgage insurance business competes with government-owned and government-sponsored enterprises. In Canada, we compete with CMHC, a Crown corporation owned by the Canadian government. In Europe, these enterprises include public mortgage guarantee facilities in a number of countries. Like government-owned and government-sponsored enterprises in the United States, these competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations. See “—We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions” below.

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

Over the past several years, the Canadian Government implemented a series of revisions to the rules for government guaranteed mortgages aimed at strengthening Canada’s housing finance system and ensuring the long-term stability of the Canadian housing market. These revisions were formalized in amendments to the Government Guarantee Agreement and are now reflected in regulations under PRMHIA. The latest set of revisions became effective in early July 2012 and eliminated high loan-to-value refinancings and imposed more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. We have incorporated these adjustments into our underwriting guidelines. These new standards have resulted in a modest reduction of high loan-to-value mortgage originations in Canada which is our primary market.

If the Canadian government fails to maintain the Government guarantee under PRMHIA on similar terms, it could have an adverse effect on our ability to offer mortgage insurance products in Canada and could adversely affect our financial condition and results of operations. For further discussion of the Government Guarantee Agreement, refer to “International Mortgage Insurance—Canada—Government Guarantee.”

APRA regulates all ADIs in Australia and life, general, and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for ADIs. APRA’s current regulations provide for reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian internal ratings-based ADIs are determined by their APRA-approved internal ratings-based models, which may or may not allocate capital credit for LMI.

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

In December 2010, revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee of the Bank for International Settlements to strengthen regulatory capital, liquidity and other requirements for banks, known as Basel III. Although we believe these revisions could support further use of mortgage insurance as a risk and capital management tool in international markets, their adoption by individual countries internationally and in the United States has not concluded and we cannot be sure that this will be the case. Since the Basel framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected.

During 2010, APRA issued detailed proposals to revise the capital requirements for all insurers it regulates. Following receipt of feedback from the industry, including quantitative analyses, from market participants, APRA published updated proposals in March and December 2011. In October 2012, APRA issued revised prudential and reporting standards that became effective on January 1, 2013. The new standards do not appear to indicate a material change to the regulatory capital requirements for our business.

Our claims expenses and loss reserves in our U.S. mortgage insurance business have increased in recent periods and could continue to increase if the rate of defaults on mortgages covered by our mortgage insurance continues to increase, and in some cases we expect that paid claims and loss reserves will increase.

Since 2007, we experienced increases in paid claims and increases in loss reserves as a result of a significant increase in delinquencies and foreclosures in our more recent books of business, particularly those of 2005, 2006, 2007 and 2008. This impact was evident in all products across all regions of the country and was particularly evident in our A minus, Alt-A, ARMs and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the United States, we experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation, which turned negative in the majority of U.S. markets. Certain regions around the country, particularly Florida, California, Arizona, Nevada and Michigan, continue to be impacted by ongoing housing market conditions.

The foregoing factors have contributed to, and are expected to continue to contribute to, an increase in our incurred losses and loss reserves. While approximately 95% of our primary risk in-force in the United States as of December 31, 2012 is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home prices, coupled with weakened economic conditions, may cause further increases in our incurred losses and related loss ratios. As of December 31, 2012 and 2011, approximately 27% and 19%, respectively, of our U.S. mortgage insurance risk in-force had not yet reached its anticipated highest claim frequency years, which are generally between the third and seventh year of the loan. As a result, our loss experience may increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be adversely affected.

During 2010, 2011 and 2012, we experienced higher levels of paid claims and a decline in the level of loan modifications for borrowers of mortgage loans underlying our delinquency population. If the loan modification trend worsens in 2013 beyond our expectations, we would expect further aging of our delinquent loan inventory, which would pressure our loss reserves. Additionally, if elevated levels of unemployment or underemployment continue or increase in 2013, we would expect further increases in delinquencies and foreclosures to cause upward pressure on our paid claims and loss reserves. With respect to home prices, while housing inventory has demonstrated some improvement in recent months, the inventory of available homes generally remains elevated. The inventory of homes on the market may rise substantially as vacant properties make their way through the foreclosure process. As these homes eventually make their way through an already strained and unpredictable foreclosure cycle and potentially increase an elevated level of inventory of homes available for sale, we expect that home prices may be pressured downward in certain geographic areas depending upon the level and timing of this process. These conditions could result in an adverse impact on our financial condition and results of operations.

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

Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived to the extent necessary, would result in restrictions or prohibitions on our doing business and could have an adverse impact on our results of operations. Our primary U.S. mortgage insurance subsidiary continues to exceed its maximum risk-to-capital requirement, and while we have obtained waivers or their equivalent for that insurer to continue to write new business in most states and are using other insurance company subsidiaries to write new business in other states, there can be no assurance that these waivers will continue in effect or that our other insurers will be able to continue to satisfy their own minimum statutory capital requirements over time.

The elevated levels of paid claims and increases in loss reserves continue to impact the statutory capital base of our U.S. mortgage insurance subsidiaries. Sixteen states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator.

GEMICO, our primary U.S. mortgage insurance subsidiary, has exceeded and currently exceeds the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI, which is GEMICO’s domestic insurance regulator. As of December 31, 2012 and 2011, GEMICO’s risk-to-capital ratio was approximately 36.9:1 and 32.9:1, respectively. On January 16, 2013, we announced the Capital Plan that, when implemented, is expected to reduce GEMICO’s risk-to-capital ratio. However, notwithstanding the infusion of capital resulting from the Capital Plan, we expect GEMICO’s risk-to-capital ratio to remain pressured from expected losses and potentially to increase over time. The amount of such increases will depend principally on the level of future losses incurred by GEMICO and the amount of additional capital that is generated within the business or capital support that we may provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

Notwithstanding its risk-to-capital ratio, GEMICO continues to operate under state regulatory waivers of the maximum risk-to-capital ratios. Effective January 31, 2011, the NCDOI granted GEMICO a waiver of compliance with its risk-to-capital requirement. The waiver gives GEMICO the ability to continue to write new business in North Carolina through July 31, 2014; ten additional states have waived their risk-to-capital requirements to also allow GEMICO to continue to write new business. Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. These waivers (including from the NCDOI) may be modified or terminated at any time at the discretion of the applicable regulator.

Five states have not waived their maximum 25:1 risk-to-capital ratio requirement. In four of these states, we write new business out of another insurance subsidiary, GRMAC, and in the fifth state, out of Genworth Residential Mortgage Insurance Corporation of North Carolina. Operating in this manner remains subject to the ongoing approval of the relevant states and compliance with risk-to-capital requirements (which will in part be a function of the amount of business written by these subsidiaries). The GSEs also have approved this arrangement subject to specified conditions through December 31, 2013.

New insurance written in North Carolina (and in the 34 states which do not impose their own risk-to-capital requirements where we operate as long as North Carolina permits us to operate) represented approximately 49% of our total new insurance written for the years ended December 31, 2012 and 2011. New insurance written in the other ten states currently providing revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% and 35%, respectively, of total new insurance written for the years ended December 31, 2012 and 2011.

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

If any state insurance regulator revokes or fails to extend our waiver of the maximum risk-to-capital requirements (as regulators have recently done with respect to waivers for certain of our competitors in certain circumstances), we would be required to cease writing new insurance in that state unless an alternative source of underwriting capacity acceptable to the regulator and the GSEs is established. In addition, if the waiver granted by the NCDOI is not extended or is revoked, we would be required to cease writing new business in North Carolina and the 34 states that do not have their own risk-to-capital requirements unless an alternative source of underwriting capacity acceptable to the NCDOI and the GSEs is established. There can be no certainty as to whether and the extent to which such waivers will be subject to discretionary modification or early termination by any state insurance regulator, whether any state insurance regulator will impose additional conditions on our ability to write new business or whether alternative underwriting entities will be available or approved by regulators. There can also be no assurances that an extension of any such waiver would be approved, whether any waiver granted will be terminated or otherwise limited after being granted or whether any alternative underwriting solution will be in place. The arrangement in those states where GRMAC writes new business has been approved by the GSEs, subject to specified terms and conditions. Given the discretionary nature of all of the waivers and approvals that are required to continue to operate in this manner, there can be no assurance of the continuation or extension of any waivers or approvals when required.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth Canada and more recently through the contribution of our European mortgage insurance subsidiaries in January 2013). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of business-related considerations and due diligence actions, including assessing future potential capital transactions, analyzing risk-related scenarios, understanding future U.S. policies relating to housing finance and studying regulatory and competitor activities. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. In this regard, on January 16, 2013, we announced the Capital Plan for our U.S. mortgage insurance business that, when implemented, is expected to reduce GEMICO’s risk-to-capital ratio. The Capital Plan is subject to regulatory approvals and will decrease the likelihood that our U.S. mortgage insurance business will require additional capital for the foreseeable future and continues our ability to write new business going forward. The Capital Plan also includes an internal legal entity reorganization that reduces our risk of a default under the indenture governing our senior notes.

The Capital Plan consists of the following actions: (i) transferring ownership of the European mortgage insurance subsidiaries to GEMICO, which was effective on January 31, 2013; (ii) enabling the future option, under certain adverse conditions, should they occur, to implement a “NewCo” type structure, for the continued writing of new business in all 50 states; and (iii) implementing an internal legal entity reorganization which creates a new holding company structure that will remove our U.S. mortgage insurance subsidiaries from the companies covered by the indenture governing our senior notes. Genworth will also contribute $100 million to GEMICO as part of the Capital Plan, anticipated to occur in mid-2013. We anticipate the combined risk-to-capital ratio of our U.S mortgage insurance subsidiaries will be reduced as a result of the Capital Plan and will be below the maximum risk-to-capital requirement but we cannot be sure that we will achieve or maintain this. We continue to work with regulators and rating agencies as we implement comprehensive solutions for our U.S. mortgage insurance business. For a variety of reasons, there is no assurance that we will provide additional capital to support our U.S. mortgage insurance subsidiaries in the future beyond the amounts contemplated in the Capital Plan or that we will not provide greater amounts.

A failure to meet the minimum regulatory capital requirements to write new business does not necessarily mean that GEMICO will not have sufficient resources to pay claims on its insurance liabilities. While we believe that GEMICO has sufficient claims-paying resources to meet its claims obligations on its insurance in-force, this estimate of GEMICO’s claims-paying resources and claims obligations is based on various assumptions, is subject to inherent uncertainty, requires judgment by management and could result in a range of outcomes.

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

In the United States, some large mortgage lenders and servicers voluntarily suspended foreclosure actions in response to reports that certain mortgage servicers and other parties may have acted improperly in foreclosure proceedings. Where this occurred, we will evaluate our options under the applicable master policies to curtail interest and expense payments that could have been avoided absent a delay in the foreclosure action. While delays in foreclosure completion may temporarily delay the receipt of claims and increase the length of time a loan remains in our delinquent inventory, our estimated claim rates and claim amounts represent our best estimate of what we actually expect to pay on the loans in default as of the reserve date.

Any changes to the role or structure of Freddie Mac or Fannie Mae could have an adverse impact on our U.S. mortgage insurance business.

In September 2008, the FHFA was appointed conservator of the GSEs. Congress has stated its intent to examine the role of the GSEs in the U.S. housing market, and the Obama administration has also stated that it is considering options regarding the future status of the GSEs. If legislation is enacted that reduces or eliminates the need for the GSEs to obtain credit enhancement on above 80% loan-to-value loans or that otherwise reduces or eliminates the role of the GSEs in single-family housing finance, the demand for private mortgage insurance in the United States could be significantly reduced. In February 2011, the Obama Administration issued a white paper setting forth various proposals to gradually eliminate Fannie Mae and Freddie Mac. Since that date, members of Congress, various housing experts and others within the industry have also published similar proposals. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect of such a proposal, if so implemented, would have on our business, results of operations or financial condition.

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

In December 2010, revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee of the Bank for International Settlements to strengthen regulatory capital, liquidity and other requirements for banks, known as Basel III. Although we believe these revisions could support further use of mortgage insurance as a risk and capital management tool in international markets, their adoption by individual countries internationally and in the United States has not concluded and we cannot be sure that this will be the case. In July 2012, U.S. banking regulators published a series of Notices of Proposed Rulemakings to implement the provisions of Basel III in the United States. The proposed rules did not provide capital relief for loans with mortgage insurance. If finalized in their proposed form, the rules could discourage the use of mortgage insurance in the United States. Since the Basel framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be adversely affected. The heightened prudential standards for large bank holding companies and systemically significant financial companies that were proposed by the Federal Reserve Board in December 2011 may also increase the usefulness of mortgage insurance if insurance of that kind is treated as reducing counterparty credit exposure. However, if mortgage insurance is used in that way, it will create a new counterparty credit exposure to the issuer of the insurance, which could limit any usefulness it may otherwise have.

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

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae and Freddie Mac purchased approximately 69%, 63% and 63% for the years ended December 31, 2012, 2011 and 2010, respectively, of all the mortgage loans originated in the United States, according to statistics published by Inside Mortgage Finance. We believe the mortgages purchased by Fannie Mae and Freddie Mac have increased the market size for flow private mortgage insurance during recent years. However, while Fannie Mae’s and Freddie Mac’s purchase activity increased in recent years, mortgage insurance penetration did not increase proportionately due to a combination of tighter mortgage insurance guidelines and the impact of GSE loan-level pricing on high loan-to-value loans. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac independently establish eligibility standards for U.S. mortgage insurers. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the United States. Fannie Mae and Freddie Mac are also subject to regulatory oversight by HUD and the FHFA. For the year ended December 31, 2012, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. Fannie Mae’s and Freddie Mac’s mortgage insurance requirements include specified insurance coverage levels and minimum financial strength ratings. Fannie Mae and Freddie Mac historically required maintenance of a rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable), with no rating below those levels by any of the three listed rating agencies; otherwise, additional limitations or requirements may be imposed for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended automatic imposition of the additional requirements otherwise applicable upon a ratings downgrade below the above-described requirements, subject to certain specified conditions and this suspension remains in effect. Currently, we do not meet these rating requirements and have remained in discussions with the GSEs. Any change in their charter provisions or other statutes or regulations relating to their purchase or guarantee activity, as well as to the mortgage insurer eligibility standards, could have an adverse effect on our financial condition and results of operations.

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

We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:

•	a change in the level of home mortgage interest rates and a reduction or loss of mortgage interest deductibility for federal income tax purposes;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	declines in the price of homes;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which in times of heavy refinancing affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.

Many of these factors have emerged in the current economic downturn. A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have an adverse effect on our financial condition and results of operations.

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 91%, 95% and 95%, respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2012, 2011 and 2010 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy persistency rates increased from 46% for the year ended December 31, 2003 to elevated levels of 85%, 85% and 81% for the years ended December 31, 2010, 2011 and 2012, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force and could have an adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have an adverse effect if claims generated by such products remain elevated or increase.

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

We, like other mortgage insurers, offer opportunities to our mortgage lending customers that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders with which we do business have established captive mortgage reinsurance subsidiaries. These reinsurance subsidiaries assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the premiums. In most cases, our reinsurance coverage is an “excess of loss” arrangement with a limited band of exposure for the reinsurer. This means that we are required to pay the first layer of losses arising from defaults in the covered mortgages, the reinsurer indemnifies us for the next layer of losses, and we pay any losses in excess of the reinsurer’s obligations. The effect of these arrangements historically has been a reduction in the profitability and return on capital of this business to us. We advised each captive reinsurer with whom we do business under an excess of loss arrangement that effective January 1, 2009 we will reinsure only on a quota share basis. For the years ended December 31, 2012 and 2011, approximately 2% of our U.S. primary new risk written was subject to captive mortgage reinsurance. U.S. mortgage insurance premiums ceded to these reinsurers were $52 million, $93 million and $122 million for the years ended December 31, 2012, 2011 and 2010, respectively. U.S. mortgage insurance loss reserves ceded to these reinsurers were $80 million, $178 million and $351 million for the years ended December 31, 2012, 2011 and 2010, respectively. These arrangements can either favorably or unfavorably affect our profitability within a given calendar year depending upon whether or not the reinsurer’s layer of coverage is attaching and whether or not there are sufficient assets in the captive trust available for payment of claims, thereby covering some portion of losses.

Given the recent business changes to captive reinsurance arrangements, at the end of 2008, the majority of our excess of loss captive reinsurance arrangements was in runoff with no new books of business expected to be added going forward. Additionally, throughout 2009, many lender captive reinsurers have chosen to place their captives into runoff as well. Nonetheless, we will continue to benefit from captive reinsurance on our 2005 through 2008 books of business, although to a lesser extent than in prior periods.

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

Under the terms of our contract underwriting agreements, we agree to indemnify the lender against losses incurred in the event that we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability. As a result, we assume credit and interest rate risk in connection with our contract underwriting services. Worsening economic conditions, a deterioration in the quality of our underwriting services or other factors have caused and could further cause our contract underwriting liabilities to increase and have an adverse effect on our financial condition and results of operations. Although we have established reserves to provide for potential claims in connection with our contract underwriting services, we have limited historical experience that we can use to establish reserves for these potential liabilities, and these reserves may not be adequate to cover liabilities that may arise.

Other Risks

We may not successfully implement the recently announced developments to our strategy.

We recently announced developments to our strategy intended to enhance shareholder value through improving business performance, simplifying our business portfolio, generating capital and increasing our financial strength and flexibility. As part of our strategy, we identified two core businesses: U.S. Life Insurance (which includes our life insurance, long-term care insurance and fixed annuities businesses) and Global Mortgage Insurance (which includes mortgage insurance in the United States, Canada, Australia and other markets). We also identified various non-core business (including International Protection, Wealth Management and businesses included in our Runoff segment). We are pursuing specific strategic and operational actions for each core and non-core business. See “Item 1—Business—Strategic Update” and “—Positioning for the Future.” There are various challenges to successfully implementing these plans, including many of the risks separately identified in this section. Moreover, some of the contemplated actions involve things beyond our control, including without limitation successfully implementing the recently-announced pricing changes (or any future pricing changes) to our products, our ability to realize capital from our non-core businesses and our ability to delever and increase our financial flexibility over time. We cannot assure you that we will be able to successfully implement our strategy, or that even if successfully implemented, that we will achieve the desired enhancement of shareholder value.

We may be unable to implement our proposed Capital Plan or, if implemented, the Capital Plan may not achieve its anticipated benefits, either of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

On January 16, 2013, we announced the Capital Plan consisting of several actions, including: (1) transferring ownership of the European mortgage insurance subsidiaries to GEMICO, our principal U.S. mortgage insurance subsidiary, which was completed on January 31, 2013; (2) enabling the future option, under certain adverse conditions, should they occur, to implement a “NewCo” type structure, for the continued writing of new business in all 50 states; and (3) implementing an internal legal entity reorganization which creates a new holding company structure that will remove the U.S. mortgage insurance subsidiaries from the companies covered by the indenture governing our senior notes. We will also contribute $100 million to GEMICO as part of the comprehensive capital plan, anticipated to occur in the second quarter of 2013, and have agreed to contribute another $100 million to GEMICO in the future in the event that certain adverse events occur. In addition, we have agreed to guarantee the receipt by GEMICO of $150 million of intercompany payments in the normal course from our subsidiaries by June 30, 2017.

We are implementing the Capital Plan to strengthen our financial condition and operating flexibility, reduce linkages to and dependencies with our U.S. mortgage insurance subsidiaries and address various concerns of rating agencies, insurance regulators, policyholders and investors. We expect that, when implemented, the Capital Plan will reduce the risk of a default under the indenture governing our senior notes, reduce the risk-to-capital ratio (a key insurance regulatory metric) of GEMICO, decrease the likelihood that our U.S. mortgage insurance subsidiaries will require additional capital for the foreseeable future and enable our U.S. mortgage insurance subsidiaries to continue to write new business.

There can be no assurance that we will complete the implementation of the Capital Plan in a timely manner or at all for any reason. Completion of the Capital Plan is conditioned on our obtaining certain approvals or relief from insurance and other regulators, and there can be no assurance that such approvals or relief will be obtained. In addition, we may face unanticipated complexities or costs in implementing the Capital Plan, and even if implemented, the Capital Plan may not achieve its anticipated benefits. The occurrence of any of these events could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Adverse market or other conditions might delay or impede the minority sale of our mortgage insurance business in Australia.

We have announced a plan to sell up to 40% of our Australian mortgage insurance business. Execution and timing of the planned sale, including through an IPO, are subject to market conditions, valuation considerations (which are impacted by various factors, including but not limited to business performance and economic conditions) and regulatory considerations, and we do not expect an IPO to occur until the fourth quarter of 2013 or later. While we expect a transaction is achievable, there can be no assurance that it can be executed within the targeted timeframe, on the desired terms, or at all.

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

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 11 years. This fixed obligation, the estimated present value of which was $279 million and $310 million as of December 31, 2012 and 2011, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of the Genworth IPO in 2004. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2012 and 2011 was $279 million and $310 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

Risks Relating to Our Common Stock

The Board of Directors has decided to suspend dividends on our common stock until further notice.

We paid quarterly dividends on our common stock from our IPO in May 2004 until November 2008 when the Board of Directors decided to suspend the payment of dividends on our common stock to enhance our liquidity and capital position as a result of the global financial crisis and the challenging economic environment. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

Our stock price will fluctuate.

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility since late 2008. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as investor concern about some of our product lines, including but not limited to mortgage and long-term care insurance, our operations, business prospects, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by, among other issues:

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

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,190 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,360 square feet. In addition, we lease approximately 455,220 square feet of office space in 36 locations throughout the United States. We also own one building outside the United States with approximately 4,560 square feet, and we lease approximately 348,060 square feet in 45 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years. Although some leases have longer terms, no lease has an expiration date beyond 2022. Our aggregate annual rental expense under all leases was $27 million during the year ended December 31, 2012.

We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for HUD, a subpoena requesting information substantially similar to the Minnesota Department of Commerce’s request. Since 2008, the Minnesota Department of Commerce has periodically requested additional information. In December 2011, the same subsidiary received a subpoena from HUD, Office of Inspector General with respect to reinsurance arrangements, including captive reinsurance transactions. In January 2012, we received an information request from the Consumer Financial Protection Bureau requesting information from our mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions. HUD thereafter formally withdrew its subpoena. The CFPB further sent to our subsidiary a Civil Investigative Demand, dated June 20, 2012 (the “CFPB Demand”), seeking production of specified documents and responses to questions set forth in the CFPB Demand. While we intend to cooperate with the CFPB as appropriate in connection with the CFPB Demand, we also filed a petition challenging the scope and breadth of the CFPB Demand. We are also engaged in industry-wide discussions with the CFPB regarding their inquiry on this topic. With respect to the other inquiries, we have responded or will respond to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate as appropriate with respect to any follow-up requests or inquiries.

Beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Those cases are captioned as follows: Samp, et al. v. JPMorgan Chase Bank, N.A., et al., United States District Court for the Central District of California; White, et al., v. The PNC Financial Services Group, Inc., et al., United States District Court for the Eastern District of Pennsylvania; Menichino, et al. v. Citibank NA, et al., United States District Court for the Western District of Pennsylvania; McCarn, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of California; Manners, et al., v. Fifth Third Bank, et al., United States District court for the Western District of Pennsylvania; Riddle, et al. v. Bank of America Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York; Barlee, et al. v. First Horizon National Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the Middle District of Pennsylvania; Orange, et al. v. Wachovia Bank, N.A., et al., United States District Court for the Central District of California; Hill et al. v. Flagstar Bank, FSB, et al., United States District Court for the Eastern District of Pennsylvania; and Moriba BA, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of Pennsylvania. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a mortgage lender through captive reinsurance arrangements received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA and unjustly enriched the defendants for which plaintiffs seek declaratory relief and unspecified monetary damages, including restitution. The Rulison case was voluntarily dismissed by the plaintiffs on July 3, 2012. The McCarn case was dismissed by the Court with prejudice as to our subsidiary and certain other defendants on November 9, 2012. We intend to vigorously defend the remaining actions.

In December 2009, one of our non-insurance subsidiaries, one of the subsidiary’s officers and Genworth Financial, Inc. were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc., et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary damages and other relief. In response to our motion to dismiss the complaint in its entirety, the Court granted the motion to dismiss the state law fiduciary duty claim and denied the motion to dismiss the remaining federal claims. Oral argument on plaintiffs’ motion to certify a class, originally scheduled for January 9, 2013, was conducted on January 30, 2013, but the Court has not yet reached a decision. We will continue to vigorously defend this action.

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

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. We also are not able to provide an estimate or range of possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

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

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

2012	High	Low
First Quarter	$9.68	$6.57
Second Quarter	$8.46	$4.80
Third Quarter	$6.15	$4.06
Fourth Quarter	$7.53	$5.07

2011	High	Low
First Quarter	$14.77	$12.02
Second Quarter	$13.64	$9.75
Third Quarter	$10.71	$4.80
Fourth Quarter	$7.38	$4.84

As of February 21, 2013, we had 263 holders of record of our Class A Common Stock.

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

The following graph compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total stockholder return on the S&P 500 Insurance Index and the S&P 500 Stock Index.

	2007	2008	2009	2010	2011	2012
Genworth Financial, Inc.	$100.00	$11.52	$46.19	$53.48	$26.66	$30.56
S&P 500 Insurance Index	$100.00	$41.86	$47.67	$55.21	$50.63	$60.30
S&P 500®	$100.00	$63.00	$79.67	$91.68	$93.61	$108.59

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

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We act as a holding company for our subsidiaries and do not have any significant operations of our own. As a result, our ability to pay dividends in the future will depend on receiving dividends from our subsidiaries. Our insurance subsidiaries are subject to the laws of the jurisdictions in which they are domiciled and licensed and consequently are limited in the amount of dividends that they can pay. See “Part I—Item 1—Business—Regulation.”

Item 6.	Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to the January 1, 2012 retrospective adoption of guidance relating to the presentation of comprehensive income and a change in accounting for costs associated with acquiring and renewing insurance contracts, and the retrospective change in method of accounting for the liability for future policy benefits for level premium term life insurance policies, as well as changes in accounting for embedded credit derivatives and variable interest entities in 2010), which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions)	2012	2011	2010	2009	2008
Consolidated Statements of Income Information
Revenues:
Premiums	$5,038	$5,705	$5,854	$6,019	$6,777
Net investment income	3,343	3,380	3,266	3,033	3,730
Net investment gains (losses) (1)	23	(220)	(143)	(1,041)	(1,709)
Insurance and investment product fees and other	1,619	1,503	1,112	1,058	1,150

Total revenues	10,023	10,368	10,089	9,069	9,948

Benefits and expenses:
Benefits and operating expenses	8,835	9,656	9,685	9,534	10,545
Interest expense	476	506	457	393	470

Total benefits and expenses	9,311	10,162	10,142	9,927	11,015

Income (loss) before income taxes	712	206	(53)	(858)	(1,067)
Provision (benefit) for income taxes	189	18	(248)	(415)	(412)

Net income (loss)	523	188	195	(443)	(655)
Less: net income attributable to noncontrolling interests (2)	200	139	143	61	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$323	$49	$52	$(504)	$(655)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.66	$0.10	$0.11	$(1.12)	$(1.51)

Diluted (3)	$0.65	$0.10	$0.11	$(1.12)	$(1.51)

Weighted-average common shares outstanding: (4)
Basic	491.6	490.6	489.3	451.1	433.2

Diluted (3)	494.4	493.5	493.9	451.1	433.2

Cash dividends declared per common share (5)	$—	$—	$—	$—	$0.30

	Years ended December 31,
(Amounts in millions)	2012	2011	2010	2009	2008
Selected Segment Information
Total revenues:
U.S. Life Insurance	$6,250	$6,130	$5,786	$4,797	$5,589
International Mortgage Insurance	1,408	1,507	1,372	1,259	1,350
U.S. Mortgage Insurance	673	719	754	826	851
International Protection	822	1,022	1,112	1,301	1,557
Wealth Management	390	453	352	278	330
Runoff	381	525	665	672	252
Corporate and Other	99	12	48	(64)	19

Total	$10,023	$10,368	$10,089	$9,069	$9,948

Net income (loss) available to Genworth Financial, Inc.’s common stockholders:
U.S. Life Insurance	$274	$356	$215	$(183)	$(160)
International Mortgage Insurance	349	353	369	331	473
U.S. Mortgage Insurance	(116)	(483)	(564)	(428)	(344)
International Protection	(59)	90	73	45	123
Wealth Management	55	47	40	28	42
Runoff	58	(37)	19	(46)	(597)
Corporate and Other	(238)	(277)	(100)	(251)	(192)

Total	$323	$49	$52	$(504)	$(655)

Consolidated Balance Sheet Information
Total investments	$74,389	$71,904	$68,437	$63,515	$60,612
All other assets (6)	38,923	40,283	41,926	43,437	44,800

Total assets	$113,312	$112,187	$110,363	$106,952	$105,412

Policyholder liabilities	$71,609	$70,363	$69,323	$69,371	$73,396
Non-recourse funding obligations	2,066	3,256	3,437	3,443	3,455
Short-term borrowings	—	—	—	930	1,133
Long-term borrowings	4,776	4,726	4,952	3,641	4,261
All other liabilities	17,036	17,664	19,106	17,574	15,584

Total liabilities	$95,487	$96,009	$96,818	$94,959	$97,829

Accumulated other comprehensive income (loss)	$5,202	$4,047	$1,506	$(172)	$(3,101)
Noncontrolling interests (2)	$1,288	$1,110	$1,096	$1,061	$—
Total stockholders’ equity	$17,825	$16,178	$13,545	$11,993	$7,583

U.S. Statutory Financial Information (7)
Statutory capital and surplus (8)	$4,489	$4,604	$4,885	$5,878	$6,436
Asset valuation reserve	$218	$149	$133	$56	$320

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

(2)	Noncontrolling interests relate to the initial public offering of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%.

(3)

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

(4)

The number of shares used in our calculation of diluted earnings per common share in 2008, 2009, 2010, 2011 and 2012 was affected by the additional shares of Class A Common Stock issuable under Equity Units, stock options, RSUs and SARs and was calculated using the treasury method. In May 2009, stockholders approved, and in July 2009 we commenced, an offer to eligible employees to exchange eligible stock options and SARs (the “Eligible Options and SARs”) for a reduced number of stock options and SARs (collectively, the “Replacement Awards”). In August 2009, we granted the Replacement Awards, consisting of an aggregate of 2.6 million new stock options and 308,210 new SARs, in exchange for the Eligible Options and SARs surrendered in the exchange offer. Weighted-average shares outstanding also increased reflecting a public offering of 55.2 million shares of our Class A Common Stock in September 2009.

(5)

During the first, second and third quarters of 2008, we declared dividends of $0.10 per common share. In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. Therefore, no dividends were declared in the fourth quarter of 2008 or in 2009, 2010, 2011 or 2012.

(6)

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

(7)

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

(8)

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

Overview

Our business

We are a leading financial services company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. Under these divisions, there are six operating business segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection, Wealth Management and Runoff segments and Corporate and Other activities. The following discussion reflects our operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life insurance, long-term care insurance and fixed annuities.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a selective basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

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

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, FABNs and GICs. In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments.

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

Management’s discussion and analysis by segment contains selected operating performance measures including “sales,” “insurance in-force” or “risk in-force” and “assets under management” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life and long-term care insurance products; (2) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (3) 10% of premium deposits for linked-benefits products; (4) new and additional premiums/deposits for fixed annuities; (5) new insurance written for mortgage insurance; (6) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business; and (7) gross flows and net flows, which represent gross flows less redemptions, for our wealth management business. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums/deposits, premium equivalents, new premiums/deposits, written premiums, new insurance written and gross and net flows to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports insurance in-force, risk in-force and assets under management for our wealth management business. Insurance in-force for our life, international mortgage and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For our risk in-force in our international mortgage insurance business, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. Assets under management for our wealth management business represent third-party assets under management that are not consolidated in our financial statements. We consider insurance in-force and risk in-force and assets under management for our wealth management business to be a measure of our operating performance because they represent a measure of the size of our business at a specific date which will generate revenues and profits in a future period, rather than a measure of our revenues or profitability during that period.

We also include information related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled pre-sales, claims administration and other loan workouts. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. Estimated savings related to claims mitigation activities represent amounts deducted or “curtailed” from claims due to acts or omissions by the servicer with respect to the servicing of an insured loan that is not in compliance with obligations under our master policy. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. We believe that this information helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business as loss mitigation activities specifically impact current and future loss reserves and level of claim payments.

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

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Equity and credit markets improved and interest rate spreads were generally stable to tighter during the fourth quarter of 2012. Although the U.S. and several international financial markets experienced some improvement during 2012, the European debt crisis and concerns regarding global economies continued to impact the rate of recovery.

The U.S. housing market showed signs of recovery during 2012 with home prices rising in a number of regions and cities but ongoing weakness in the U.S. economy continued to impact the rate of recovery. Unemployment and underemployment levels in the United States remained elevated but stable during 2012 and ended the year lower than the 2011 levels. We expect unemployment and underemployment levels in the United States to remain at elevated levels for an extended period and gradually decrease over time. In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. The unemployment rate has gradually improved ending 2012 at its lowest level since December 2008 and home prices remained stable. In Australia, the overall housing market remained relatively stable in 2012 as modest economic growth persisted and affordability driven by recent interest rate declines and consumer sentiment improved. Unemployment levels increased slightly during 2012. Europe overall remained a challenging region with a slow growth or declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity initiatives. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

Declining, slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products have been and could be further impacted negatively or positively going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of global financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

The U.S. and international governments, Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks previously took actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on these countries and their markets; however, there can be no assurance as to the future level of impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

We manage our product offerings, investment and asset-liability management strategies to moderate risk especially during periods of strained economic and financial market conditions. In addition, we continue to review our product and distribution management strategies to align with our strengths, profitability targets and risk tolerance.

Credit and investment markets. The tone of certain financial markets further strengthened during the fourth quarter of 2012 with the implementation as well as expectation of continued central bank support across major economies. Europe’s markets showed some signs of stability on the back of European Central Bank’s resolve to preserve the Euro, but a number of European economies remained weak. While the U.S. and international markets were somewhat volatile in the beginning of the quarter regarding potential U.S. Federal tax increases and spending cuts, sentiment improved as temporary compromises on these matters were reached. China showed signs of improvement in its economic data, reducing fears of a meaningful economic slowdown. While concerns regarding corporate earnings growth as well as continued structural issues in European economies remained, these factors were mitigated to varying degrees by Central Banks’ commitment to liquidity, led by the U.S. Federal Reserve and the European Central Bank. U.S. Treasury and global interest rate yields continued to remain at historically low levels, and relative stability in global markets led to investor demand for spread products. As a result, spreads tightened substantially across most fixed-income asset classes.

We recorded net other-than-temporary impairments of $106 million during 2012 compared to $132 million during 2011. While impairments related to corporate securities declined in 2012, impairments of structured securities in our investment portfolio were higher than in 2011 primarily related to our intent to sell certain securities. Economic conditions will continue to impact the valuation of our investment portfolios.

Looking ahead, we believe the current credit environment provides us with opportunities to invest across a variety of asset classes, but our returns will continue to be pressured because of low interest rates. The current environment will also provide opportunities to continue execution of various risk management disciplines involving further diversification within the investment portfolio. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Trends and conditions affecting our segments

U.S. Life Insurance

Life insurance. Results of our life insurance business are impacted by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, underwriting, effective distribution and customer service.

Life insurance sales decreased 12% during 2012 compared to 2011 primarily reflecting a decrease in sales of our term universal life insurance product. Sales of our term universal life insurance product were impacted by price increases and narrower product offerings, as well as our decision announced in October 2012 to no longer sell this product. Our universal life insurance sales increased 16% during 2012 compared to 2011 because of enhanced sales and marketing strategies, consistent with efforts to shift our sales mix towards universal life insurance products. Shifts in consumer demand, competitors’ actions, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting universal life insurance policies with secondary guarantees, could also adversely affect our sales levels.

Throughout 2011, we experienced favorable mortality in our term life insurance products as compared to priced mortality assumptions. In 2012, while still favorable and within pricing, we experienced higher mortality than the prior year on our term and universal life insurance products. Our review of the claims creating this year over year increase in mortality suggested normal fluctuation. The majority of the higher mortality originated from policies within their level-period with claims below established reinsurance retention levels. Mortality levels may deviate each period from historical trends because of a variety of factors. We have experienced lower persistency in 2012 as compared to pricing assumptions for our 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies approach their post-level rate period and then moderate thereafter.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. We have committed funding sources for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX.

In 2011, the NAIC formed a Joint Working Group to review the statutory reserve requirements of AG 38, impacting certain universal life insurance policies with secondary guarantees. In March 2012, the NAIC adopted a framework to address these reserving issues, and subsequently retained an actuarial consultant to help resolve the framework’s proposal for addressing in-force business and business that would be written in an interim period until the adoption of a principles-based reserve approach. In September 2012, subsequent to public exposure and significant public comment, the NAIC adopted the Joint Working Group’s proposals for new and in-force business subject to AG 38 provisions. We are addressing these new business requirements through revised product offerings and increased utilization of reinsurance for our new business. Over time, there can be no assurance that affordable reinsurance will be available. With respect to the in-force requirements, we have determined that approximately 11% of our universal life insurance reserves are subject to the new regulations, which require additional reserve adequacy testing. The financial impact related to the new reserving requirements on our in-force reserves subject to the new guidance was not significant as of December 31, 2012.

On October 22, 2012, we announced changes to our life insurance portfolio designed to update and expand our product offerings, and further adjust pricing to reflect the current low interest rate market environment and regulatory changes. In late October 2012, we launched a new traditional term life insurance product, which replaces our term universal life insurance product. In addition, effective November 12, 2012, we modified our guaranteed universal life insurance portfolio by expanding and re-pricing certain product offerings. In 2013, we will continue to broaden our life insurance product mix and improve service delivery platforms. In particular, this will include the introduction of new linked-benefit offerings and new index universal life insurance products.

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, competitor actions, morbidity, mortality, persistency, investment yields, expenses and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features, pricing and commission levels, including the impact of in-force rate actions on distribution and consumer demand.

In July 2012, we introduced changes to our individual long-term care insurance product to improve profitability and reduce risk. Certain lifetime benefits coverage and limited pay options were eliminated, underwriting was further tightened, first-year commissions were lowered in certain channels and certain discounts were reduced or suspended effectively increasing average pricing by more than 20% on the products impacted. Our long-term care insurance sales increased 10% in 2012 compared to 2011 from increased sales prior to the implementation of these changes and new state launches of our enhanced Privileged Choice Flex product. In addition, we began filing for regulatory approval of a new product, scheduled for release in the first half of 2013, which will include several pricing changes and underwriting improvements such as gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. We continue to implement new product pricing changes and have utilized reinsurance in the form of coinsurance to improve profitability and manage risk and limit capital allocated to this business. We are currently reinsuring on a 40% coinsurance basis our most recent individual long-term care insurance offerings. Over time, there can be no assurance that affordable reinsurance will be available.

The annual loss ratios of our long-term care insurance business have ranged from 65% to 71% over the last five years and has been increasing over the past several years. However, we experience volatility in our loss ratios from period-to-period caused by variances in terminations, claim severity and changes in claims counts. In addition, we evaluate reserves (including the underlying assumptions) and refine our estimates from time to time which may also cause volatility in operating results. Therefore, morbidity and claim experience is difficult to predict and we expect morbidity and loss ratios to continue to show volatility in the future.

The continued low interest rate environment has put pressure on the profitability and returns of our long-term care insurance business. We seek to manage the impact of low interest rates through asset-liability management and hedging long-term care insurance product cash flows. We recently commenced a new anticipatory hedging strategy in connection with planned sales levels of our new long-term care insurance product to be launched in the first half of 2013 in order to help mitigate interest rate risk.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: price increases on our in-force liabilities; new product introductions; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts included evaluating the need for future in-force premium rate increases on older issued policies. In this regard, we began filing for a rate increase of 18% on two blocks of older long-term care insurance policies in November 2010. As of December 31, 2012, we have received approvals in 46 states which represented approximately 86% of the targeted premiums. In the third quarter of 2012, we initiated another round of long-term care insurance in-force premium rate increases with the goal of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies over the next five years. Subject to regulatory approval, this premium rate increase is expected to generate approximately $200 million to $300 million of additional annual premiums when fully implemented. We also expect our reserve levels, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of these rate actions is to mitigate losses on the older generation products and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on certain newer generation products. As of December 31, 2012, this round of rate action had been filed in 49 states and we have approvals representing approximately 20% of the expected additional annual premiums of $200 million to $300 million once fully implemented. The approval process of an in-force rate increase and the amount of the rate increase approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business positively or negatively. As such, we continue to actively monitor regulatory developments.

Fixed annuities. Results of our fixed annuities business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, mortality, policyholder surrenders, expense and commission levels, new product sales, competitor actions and competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings and relative pricing.

In fixed annuities, sales may fluctuate as a result of consumer demand, competitor actions, changes in interest rates, credit spreads, relative pricing, return on capital decisions, and our approach to managing risk. We have re-priced fixed annuities to maintain spreads and targeted returns. Looking ahead, we will continue to actively evaluate marketing and investment strategies in the event that interest rates change. We have targeted distributors and producers and maintained sales capabilities that align with our strategy. We expect to continue to manage these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities.

Refinements of product offerings and related pricing, including use of reduced commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Fixed annuity sales increased 4% during 2012 compared to 2011 as the introduction of new fixed indexed annuities offset declines in other fixed annuity sales related to the low interest rate environment.

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

Our participation or entry in other international markets remains selective. During the second quarter of 2012, we became a minority shareholder of a newly formed joint venture partnership in India. The joint venture will offer mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. This joint venture had a minimal financial impact during 2012 and is expected to have a similar minimal impact during the next several years.

In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. The unemployment rate has gradually improved, ending 2012 at its lowest level since December 2008 and is expected to remain near current levels throughout 2013. Additionally, average home prices have remained stable and we expect home prices to remain flat or decrease modestly during 2013, as a balanced housing market persists and consumers exercise restraint with debt levels. However, some market observers have expressed some concerns about the strength of the Canadian housing market, and we will continue to closely monitor the market in 2013. The Bank of Canada has maintained the overnight rate at 1.0% during the last two years and we expect this rate to be maintained at this level through at least the first half of 2013.

Over the past several years, the Canadian government implemented a series of revisions to the mortgage insurance eligibility rules. The latest set of revisions, which became effective in early July 2012, eliminated high loan-to-value refinancing transactions and imposed more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. These changes will likely reduce the 2013 premium opportunity for residential mortgage insurance, particularly for high loan-to-value refinance transactions, as compared to 2012 which was partially impacted by these changes. We also anticipate purchase transactions, which normally have higher premium rates compared to refinancing, to comprise a higher percentage of our future business. As a result, we expect our flow new written premiums in 2013 to remain similar to or decrease modestly compared to 2012.

Flow new insurance written in Canada in 2012 decreased modestly compared to 2011 primarily due to a smaller market, particularly for high loan-to-value refinance transactions, as a result of recent revisions to mortgage insurance eligibility rules. We expect the level of flow new insurance written in 2013 to remain similar to 2012 levels. As our large 2007 and 2008 book years are mostly past their peak earnings period, earned premiums in Canada decreased compared to 2011 levels and are expected to decrease further in 2013 reflecting earnings from our smaller recent books of business.

During 2012, losses in Canada decreased from levels experienced during 2011 as the total number of delinquencies and the proportion of new higher severity delinquencies net of cures from Alberta declined, and we continued to realize benefits from our loss mitigation activities. In Alberta, the economy and housing market have not fully recovered to pre-recession levels although conditions have improved in recent quarters, with Alberta reporting the lowest unemployment rate of all Canadian provinces. We expect our overall loss levels in Canada to remain consistent with current levels during 2013, although loss levels may vary quarterly based on seasonal or event-driven fluctuations.

Legislation that was passed in June 2011 by the Canadian government to formalize existing mortgage insurance arrangements with private mortgage insurers, and terminate the existing agreement with the Canadian government became effective on January 1, 2013. This action included the elimination of the Canadian government guarantee fund and exit fees related to it. The new legislation does not change the current government guarantee of 90% provided on mortgages we insure and, therefore, we do not anticipate any significant impact to our business as a result of this legislation. Based on the provisions of this legislation, as clarified by the final regulations released in the fourth quarter of 2012, the assets held in the Canadian government guarantee fund were returned to us on January 1, 2013 and the exit fee liability was extinguished. The reversal of the exit fee resulted in a benefit of approximately $78 million to net operating income in the fourth quarter of 2012. As a result of the elimination of the guarantee fund, we will be required to hold higher regulatory capital under PRMHIA and the Insurance Companies Act of Canada. However, the increase in required capital will be predominantly offset by the increase in available capital that results from the guarantee fund assets reverting back to us.

During 2012, Australia experienced modest economic growth with some variation across sectors and regions as affordability driven by recent interest rate declines, and consumer sentiment improved. Unemployment levels increased slightly during 2012 and the unemployment rate is expected to remain stable or increase slightly from current levels throughout 2013. The overall housing market in Australia remained relatively stable during 2012. We expect average national home prices to remain near current levels during 2013 as consumers remain cautious about the housing market and low property valuations impact the level of refinances and demand from investors. Since the fourth quarter of 2011, the Reserve Bank of Australia has lowered the cash rate from 4.75% to 3.00%, in six separate decisions with the latest one being in December 2012. This level matches the low reached during the global financial crisis. We expect there could be a further modest decline in the cash rate during 2013.

Total mortgage market activity in Australia improved during 2012 as lenders returned to the high loan-to-value market, consumer confidence improved, and affordability rose to its highest level in recent years as a result of interest rates declines. These factors resulted in a larger high loan-to-value mortgage origination market. As a result, our flow new insurance written during 2012 increased significantly compared to 2011 with fourth quarter volume improving to its highest level in the past three years. We expect our level of flow new insurance written in 2013 to be lower than 2012 levels. As of December 31, 2012, our 2010, 2011 and 2012 books of business represented 30% of our insurance in-force while our 2007, 2008 and 2009 book years, the three largest in our portfolio, together represented 32% of our insurance in-force. We expect pressure on our earned premiums, as the large 2007 to 2009 book years mature past their peak earnings period and subsequent smaller books season during 2013, to be largely offset by higher net premiums written based on a higher loan-to-value mix and pricing actions during the second quarter of 2012. Given this, and along with changes in external reinsurance levels, we anticipate earned premiums during 2013 to remain similar to 2012.

During 2012, losses increased compared to 2011 primarily driven by reserve strengthening of $82 million in the first quarter of 2012, as the rate of conversion from later stage delinquency to claim and higher average paid claim amounts during that quarter led to higher losses than previously anticipated. The higher losses were most pronounced in sub-segments of the Queensland region, whose economy has been pressured, as well as our 2007 and 2008 vintages which have higher concentrations of self-employed borrowers. The reserve strengthening recognized that we expected to see an elevated number of claims paid and higher average claim amounts continue in the near term. During the remainder of 2012, as anticipated, we paid a high number of claims which also had a higher average claim amount. While pressures from sub-segments of the Queensland region and our 2007 and 2008 vintages continued to be the primary drivers of losses during 2012, their impact was partly offset by lower number of new delinquencies net of cures. In addition, the overall delinquency rate decreased during 2012 ending the year at its lowest level since the end of 2008. We expect our overall loss levels in Australia during 2013 to decrease as the impact of the pressured portions of our portfolio continues to moderate, although loss levels may vary quarterly based on seasonal or event-driven fluctuations.

We announced a plan to pursue a sale of up to 40% of our Australian mortgage insurance business subject to market conditions, valuation considerations including business performance in Australia, and regulatory approvals. Executing the planned sale, including through an IPO, remains a goal in reducing our exposure to mortgage insurance risk and generating capital. We do not expect an IPO to occur until the fourth quarter of 2013 or later. On April 20, 2012, Moody’s placed our Australian mortgage insurance business on review for possible downgrade following our announcement regarding an anticipated net operating loss in this business in the first quarter of 2012 driven by the elevated loss experience and higher claims incidence and severity. Subsequently, Moody’s extended the review period to align it with its review of the overall mortgage insurance industry and on July 18, 2012, announced that its review of Australian mortgage insurers would not be finalized until Moody’s draft Global Methodology for Rating Mortgage Insurers was finalized. On December 11, 2012, Moody’s published its revised Global Methodology for Rating Mortgage Insurers. On February 4, 2013, Moody’s announced the conclusion of its review resulting in the downgrade of the leading mortgage insurers in Australia. As a result, our Australian mortgage insurance business was downgraded to “A3” from “A1,” with a stable outlook.

The overall economic environment in Europe continued to be dominated by concerns about the fiscal health of the region, which has created uncertainty about the timing and speed of economic recovery and renewed concerns about an economic recession. While regional differences exist, the overall business climate and the economic growth outlook in Europe remain pressured from the combination of persistent high unemployment rates and low business and consumer confidence. As a result, we have seen an elevated number of delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland but also in other parts of Europe, contributing to increased loss reserves in our European mortgage insurance business. Specifically in Ireland, which represents approximately 2% of our insurance in-force in our international mortgage insurance business and 35% of our insurance in-force in Other Countries, we experienced increased delinquencies and reserves at the beginning of 2012, driven by prolonged economic and housing market stress. During the remainder of 2012, we observed a moderate improvement in outstanding delinquencies, primarily driven by our loss mitigation efforts. We are actively working with lenders and have significantly reduced our exposure and new business volumes from certain European countries as we seek opportunities to manage and mitigate our risk profile in Europe.

Over the past several years, our global loss mitigation operations have enhanced both their capabilities and resources devoted to finding solutions that cure delinquencies and help to keep borrowers in their homes. These efforts include lender mortgage-related strategies, such as loan modification programs designed to help borrowers maintain mortgage payments while they are experiencing personal hardships. These programs allow lenders to maintain their relationship with a borrower while retaining an interest earning asset. In addition, we have developed asset management strategies designed to efficiently dispose of properties when a borrower’s hardship cannot be cured. Such efforts include actively partnering with the lender and borrower to optimize the transition process and taking early possession of properties to mitigate claim payments. As a result, these types of loss mitigation activities have had a favorable impact on our financial results as well as our relationships in the marketplace.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by competitor actions, unemployment, underemployment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies as the same may be affected by seasonal variations, the inventory of unsold homes and lender modification and other servicing efforts. These economic and housing market trends are continuing to be adversely affected by ongoing weakness in the domestic economy and related levels of unemployment and underemployment. Over time, this has resulted in increased foreclosures, more borrowers seeking loan modifications and elevated housing inventories which contributed to the downward pressure on home values. Overall, we believe that home values have reached low levels and expect slow modest growth in these values in 2013. At the same time, we also expect unemployment and underemployment levels to remain at elevated levels for an extended period and gradually decrease over time. Given the trends of new delinquencies, reserves, new insurance written, originations and mortgage insurance penetration, and assuming no significant deterioration in the U.S. housing market or material global economic downturns, we believe these trends create the conditions for continued improvement in results for the U.S mortgage insurance business, with a potential return to breakeven or modest profitability during one or two quarterly periods in 2013.

Over recent periods, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, converged to drive a smaller mortgage origination market. Within the private mortgage insurance market, over previous periods the mortgage insurance penetration rate and overall market size was driven down by growth in FHA originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. Driven in part by more recent FHA price and risk management actions, during 2011 and 2012 the private mortgage insurance industry saw its purchase and refinance penetration rates increase as private mortgage insurance competitiveness improved versus the FHA alternative. This pattern has been mitigated in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we still believe the industry may regain market share over time. In November 2011, federal legislation was enacted that extended the authority of the FHA to insure loans with initial balances in amounts up to 125% of median area home prices of up to and including $729,750. With this new legislation in place, the FHA now has higher loan limits than do the GSEs in certain metropolitan statistical areas. Accordingly, this could give the FHA a competitive advantage over private mortgage insurance providers. The mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards or related reforms. The Housing and Economic Recovery Act of 2008 provided for changes to, among other things, the regulatory authority and oversight of the GSEs and the authority of the FHA including with respect to premium pricing, maximum loan limits and down payment requirements. In addition, Fannie Mae and Freddie Mac remain the largest purchasers and guarantors of mortgage loans in the United States.

Although the overall insured market was larger in 2012 than in 2011, our U.S. mortgage insurance market share was down slightly driven by the impact of competitor pricing and underwriting guidelines. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. In addition, we regularly monitor competitor pricing and underwriting changes and their potential market impact. During the second quarter of 2012, we announced reduced pricing and expanded underwriting guidelines that over time are expected to increase our competitiveness in the mortgage insurance market while maintaining what we expect will be a profitable book of business. As of December 31, 2012, loans modified through the Home Affordable Refinance Program (“HARP”), the level of which is up substantially over prior periods, accounted for approximately $2.4 billion of insurance in the fourth quarter of 2012 and $8.4 billion for the full year ended December 31, 2012, that is treated as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default.

While we continue to experience a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2005, 2006, 2007 and 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower level, delinquencies for these book years continue to drive the level of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. While foreclosure starts remain elevated through current periods, the rate at which foreclosures are initiated has slowed. In addition, we saw material differences in performance among loan servicers regarding the ability to modify loans. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process changes and defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market. Several major servicers reached agreement in principle in February 2012 with the U.S. Department of Justice, various federal agencies and 49 state attorneys general on servicing practices, and this could adversely affect timelines for claims submissions or administration actions. In addition, the recent joint announcement in early January 2013 by two key federal regulators of a negotiated agreement with ten mortgage servicing firms would affect more than 3.8 million consumers who allegedly were wrongfully foreclosed upon during 2009 and 2010. Brokered by the Federal Reserve and the Office of the Comptroller of the Currency, mortgage servicing firms agreed to jointly pay foreclosed consumers $3.3 billion and allot another $5.2 billion for loan modifications and other services. The effect on us of these agreements is uncertain at this time.

Expanded efforts in the mortgage servicing market to modify loans and improved performance of our 2009, 2010 and 2011 book years compared with the performance of prior book years, coupled with burn-out of our 2005 through 2008 book years, resulted in continued reductions in delinquency levels through the fourth quarter of 2012. However, as the aging of delinquencies continued to increase through 2011 and 2012, loan modification efforts remained challenged. Moreover, and while increasing at lower rates, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. If employment levels remain pressured, home values experience further decline, credit remains tight or interest rates increase, the ability to cure a delinquent loan could be more difficult to achieve. In addition, while we continue to execute on our loan modification strategy, we have seen the level of loan modification actions moderating during 2011 and 2012 against the levels we experienced during 2010. While we expect loan modifications to continue declining as delinquencies age, a significant reduction of these modifications and continued elevated levels of delinquencies would have an adverse impact on the ability of borrowers to cure a delinquent loan and could impact our financial results.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, which occurred during the year ended December 31, 2012 resulted in a reduction of expected losses of $674 million compared to $567 million during the year ended December 31, 2011.

Workouts and loan modifications during the year ended December 31, 2012, related to loans representing 3% of our primary risk in-force as of December 31, 2012, and resulted in a reduction of expected losses during the year ended December 31, 2012 of $357 million compared to $414 million during the year ended December 31, 2011. Our workout and loan modification programs with various lenders and servicers are designed to help borrowers in default regain current repayment status on their mortgage loans, which ultimately allowed many of these borrowers to remain in their homes. The loans that are subject to workouts and loan modifications that were completed could be subject to potential re-default by the underlying borrower at some future date. However, such borrower re-defaults currently remain stable and in line with current experience levels. In addition, pre-sales, claims administration and other non-cure workouts that occurred during the year ended December 31, 2012 resulted in a reduction of expected losses of $287 million compared to $108 million that occurred during the year ended December 31, 2011.

As a result of investigation activities on certain insured delinquent loans, we found some instances of misrepresentation and non-compliance with specific terms and conditions of our underlying master insurance policies, as well as fraud. These findings separately resulted in rescission actions that occurred during the year ended December 31, 2012 which reduced our expected losses at the time of rescission by $30 million compared to $45 million that occurred during the year ended December 31, 2011. We expect to see limited benefit from rescission actions in future periods.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modification activities and reviews of loan servicing and claims administration compliance from which we expect a majority of our loss mitigation benefits to arise going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot give assurance on the extent or level at which such claim curtailments will continue. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to result in fewer modifications as alternative programs have begun to gain momentum. With lower benefits from government-sponsored programs and the impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. On February 1, 2012, the Obama Administration announced that it would extend HAMP for one year until December 31, 2013, and expand borrower eligibility by adjusting certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP are being increased and, for the first time, will be offered to the GSEs. However, to date, the GSEs are not participating in this program. There can be no assurance that these changes will increase the number of loans that are modified under HAMP, including mortgage loans we insure currently, or that any such modifications will succeed in avoiding foreclosure. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward. We expect the primary source of new reserves and losses to come from new delinquencies.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. During 2012, we recorded reinsurance recoveries of $40 million where cumulative losses have exceeded the attachment points in captive reinsurance arrangements, primarily related to our 2004 through 2008 book years. We have exhausted certain captive reinsurance tiers for these book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by GEMICO, our primary U.S. mortgage insurance subsidiary. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward.

GEMICO continues to exceed the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI, which is GEMICO’s domestic insurance regulator. Sixteen other states maintain similar risk-to-capital requirements. As of December 31, 2012 and 2011, GEMICO’s risk-to-capital ratio was approximately 36.9:1 and 32.9:1, respectively. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

As previously disclosed, notwithstanding its risk-to-capital ratio, GEMICO continues to operate under state regulatory waivers or their equivalent where required. In the absence of such authority, we operate out of alternative mortgage insurance subsidiaries, all with the necessary state and GSE authority. In July 2012, North Carolina extended its waiver expiration date until July 31, 2014. In September 2012, the state of Kansas granted GEMICO a revocable waiver to its risk-to-capital requirement effective through July 31, 2014, with the result that ten states are currently providing GEMICO with revocable waivers (or the equivalent) to their risk-to-capital requirements. Two of these states’ waivers have an expiration date earlier than July 31, 2014, and we are in the process of seeking additional extensions with those states through July 31, 2014, although one of those states, the state of Illinois, granted us an interim extension through March 31, 2013. These waivers (including from the NCDOI), their equivalents and other approvals remain revocable at the discretion of the applicable regulator or GSE.

New insurance written in North Carolina (and in the 34 states which do not impose their own risk-to-capital requirements where we operate as long as North Carolina permits us to operate) represented approximately 49% of our total new insurance written for the years ended December 31, 2012 and 2011. New insurance written in the other ten states currently providing revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% and 35%, respectively, of total new insurance written for the years ended December 31, 2012 and 2011.

We plan to write new business through GRMAC in any other state that prohibits GEMICO from writing new business, and currently do so in four states (with one additional state being written out of GRMIC-NC), subject to the approval of applicable insurance regulators and the GSEs and subject to ongoing satisfaction of regulatory requirements. The period during which these entities will continue to meet these requirements will in part be a function of the level of new business written which in turn will in part be a function of the number of states the company adds to such production, if any. In September 2012, Freddie Mac and Fannie Mae extended their respective approvals through December 31, 2013. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth Canada and more recently through the contribution of our European mortgage insurance subsidiaries in January 2013). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support our U.S. mortgage insurance subsidiaries is subject to a number of business-related considerations and due diligence actions, including assessing future potential capital transactions, analyzing risk-related scenarios, understanding future U.S. policies relating to housing finance and studying regulatory and competitor activities. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that our U.S. mortgage insurance subsidiaries might require, including some that could be substantial. In this regard, on January 16, 2013, we announced the Capital Plan for our U.S. mortgage insurance business that, when implemented, is expected to reduce GEMICO’s risk-to-capital ratio. The Capital Plan is subject to regulatory approvals and will decrease the likelihood that our U.S. mortgage insurance business will require additional capital for the foreseeable future and continues our ability to write new business going forward. The Capital Plan also includes an internal legal entity reorganization that reduces our risk of a default under the indenture governing our senior notes.

The Capital Plan consists of the following actions: (i) transferring ownership of the European mortgage insurance subsidiaries to GEMICO, which was effective on January 31, 2013; (ii) enabling the future option, under certain adverse conditions, should they occur, to implement a “NewCo” type structure, for the continued writing of new business in all 50 states; and (iii) implementing an internal legal entity reorganization which creates a new holding company structure that will remove our U.S. mortgage insurance subsidiaries from the companies covered by the indenture governing our senior notes. Genworth will also contribute $100 million to GEMICO as part of the Capital Plan, anticipated to occur in the second quarter of 2013. We anticipate the combined risk-to-capital ratio of our U.S mortgage insurance subsidiaries will be reduced as a result of the Capital Plan and will be below the maximum risk-to-capital requirement but we cannot be sure that we will achieve or maintain this. For a variety of reasons, there is no assurance that we will provide additional capital to support our U.S. mortgage insurance subsidiaries in the future beyond the amounts contemplated in the Capital Plan or that we will not provide greater amounts.

International Protection

Growth and performance of our lifestyle protection insurance business is dependent in part on economic conditions and other factors, including competitor actions, consumer lending and spending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

Consumer lending levels remain challenged particularly given concerns regarding the European debt crisis. Unemployment rates in Europe trended upwards during the fourth quarter of 2012 with regional variation. Additionally, there was negative European gross domestic product growth during 2012. Net operating income of our lifestyle protection insurance business in the fourth quarter of 2012 was flat to the third quarter of 2012 as a result of lower taxes offsetting lower investment income and underwriting margins. New claim registrations decreased 5% in 2012 from 2011 levels. We could see increases in losses if claim registrations increase particularly with continued rising unemployment in Europe. Our declining premiums and less favorable reserve adjustments in 2012 compared to 2011 resulted in a loss ratio of 22% for the year ended December 31, 2012 compared to 16% for the year ended December 31, 2011. The loss ratio was 23% in the fourth quarter of 2012 compared to 18% in the third quarter of 2012.

Sales decreased during 2012 compared to 2011 primarily in Southern Europe, most notably in Italy, mainly as a result of stagnating economies across Europe, which resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. We have strengthened our focus in Europe on key strategic client relationships and will be de-emphasizing our distribution with some other distributors where we are not expecting to achieve desired sales and profitability levels. This focus will enable us to better serve our strategic clients and promote improved profitability and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured large insurance partners in both of these regions. We are currently working with these partners to establish product and distribution and servicing capabilities and anticipate bringing our products and services to the market in the near future.

With our focus on growth in select new markets and enhanced distribution capabilities, we expect these efforts, coupled with sound risk and cost management disciplines, will, over time, maintain or improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending in Europe. However, depending on the economic situation in Europe, we could experience additional declines in sales and operating results.

Distributor conduct associated with the sale of payment protection insurance products is currently under regulatory scrutiny in Ireland and Italy. The outcome of these reviews is unknown at this time, but impacts on how the product is distributed could have a negative impact on our sales.

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

Wealth Management

Results of our wealth management business are impacted by the demand for asset management products and related support services, competitor actions, investment performance and equity market conditions.

Net flows in the fourth quarter of 2012 continued to remain negative primarily related to relative investment performance and changing product demand. In addition, we have experienced an increased competitive landscape. To partially offset this negative trend, throughout the second half of 2012, we have introduced product enhancements, more competitive pricing and continued efforts to streamline our operations. In addition, on January 31, 2013, we launched GPS Select Solutions, a suite of new multi-strategist solutions to help grow or preserve wealth, generate income or serve a variety of other specific investment goals. Depending upon the level of inflows related to customer investment in new products and the direction of equity and fixed-income markets in the future, we could see either positive or negative impacts on sales, net flows and assets under management.

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, GFIS, for approximately $79 million, plus contingent consideration, to Cetera Financial Group. We recognized an after-tax gain of $13 million related to the sale.

Runoff

Results of our Runoff segment are affected by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality and policyholder surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our results, regulatory capital requirements, distributable earnings and liquidity.

In January 2011, we discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. During 2012, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to mitigate impacts related to equity market volatility and interest rate risks, we may pursue reinsurance opportunities to further mitigate volatility in results.

The results of our institutional products are impacted by scheduled maturities, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will mitigate this risk. While we do not actively sell institutional products, we may periodically issue funding agreements for asset-liability matching purposes.

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

Security pricing is applied using a hierarchy approach. The vast majority of our fixed maturity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed-income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. We also review the prices provided by pricing services, including an analysis of the inputs, assumptions, and methodologies used by the pricing services to determine appropriate fair value of our securities. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices or discounting expected future cash flows, to estimate fair value. These measures are not deemed observable for a particular security and results in the measurement being classified as Level 3.

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

See notes 2, 4 and 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities.

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

See notes 2 and 4 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to other-than-temporary impairments on available-for-sale securities.

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from among other things: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve. See notes 2, 5 and 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for an additional description of derivative instruments and fair value measurements of derivative instruments.

Deferred acquisition costs. DAC represents costs that are related directly to the successful acquisition of new and renewal insurance policies and investment contracts which are deferred and amortized over the estimated life of the related insurance policies. These costs primarily include commissions in excess of ultimate renewal commissions and underwriting and contract and policy issuance expenses for policies successfully acquired. DAC is subsequently amortized to expense in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life insurance, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses, and future yield on related investments, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment spreads or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2012, 2011 and 2010, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates, mortality and reinsurance costs.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the years ended December 31, 2012, 2011 and 2010, key assumptions were unlocked in our international mortgage insurance business to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2012	2011	2010
U.S. Life Insurance	$(45)	$(15)	$(14)
International Mortgage Insurance	4	5	5
Runoff	4	—	6

Total	$(37)	$(10)	$(3)

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to the expected return over a three-year period. The assumed returns over this reversion to the expected return period are limited to the 85th percentile of historical equity market performance.

We regularly review DAC to determine if it is recoverable from future income as part of our loss recognition testing. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization and potentially an increase in benefit reserves, to address any premium deficiency. The establishment of such a reserve is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premium, estimated gross profits and expected losses and expenses of our businesses. As of December 31, 2012, we believe all of our businesses have sufficient future income where the related DAC is recoverable based on our best estimates of morbidity, mortality, expected premiums, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates expected to occur.

Continued low interest rates have impacted the margins on our fixed immediate annuity products. As of December 31, 2012 and 2011, we had margin of approximately $73 million and $60 million, respectively, on $6,830 million and $7,071 million, respectively, of net U.S. GAAP liability related to our fixed immediate annuity products. The risks we face include adverse variations in interest rates and/or mortality. As of

December 31, 2012 and 2011, we had DAC of $31 million and $39 million, respectively, related to our immediate annuity products. Adverse experience in one or both of these risks could result in the DAC associated with our immediate annuity products being no longer fully recoverable as well as the establishment of additional benefit reserves. As of December 31, 2012, for our immediate annuity products, unfavorable variations of 50 basis points on reinvestment and 2% lower mortality which we consider reasonably possible would result in margin reduction of approximately $42 million and $26 million, respectively. Margin reduction below zero results in a charge to current period earnings. Any favorable variation would result in additional margin in our DAC loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. As of December 31, 2012, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under adverse variations in morbidity, mortality, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably possible to occur. See notes 2 and 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2012, we believe all of our businesses have sufficient future income where the related PVFP is recoverable based on our best estimates of morbidity, mortality, withdrawal or lapse rate, maintenance expense, premiums and interest rates that are expected to occur.

Continued low interest rates, lower than expected termination rates and resulting higher than anticipated number of claims have impacted the margins on our acquired long-term care insurance business. As of December 31, 2012 and 2011, we had margin of approximately $17 million and $11 million, respectively, on $2,657 million and $2,819 million, respectively, of net U.S. GAAP liability related to our individual and group long-term care insurance products. The risks we face include adverse variations in morbidity, interest rates, lapse and mortality. Adverse variation in one or more of these risks could result in additional amortization of PVFP or the establishment of additional benefit reserves. As of December 31, 2012, adverse variation that we consider reasonably possible would result in an additional charge to income of up to approximately $47 million. However, more adverse variation could result in additional amortization of PVFP or establishment of additional benefit reserves, while any favorable variation would result in additional margin in our PVFP loss recognition analysis and would result in higher earnings recognition over the remaining duration of the in-force block. As of December 31, 2012, we believe all of our other businesses have sufficient future income where the related PVFP would be recoverable under adverse variations in morbidity, mortality, expected premiums, claim loss development, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably possible to occur. For the years ended December 31, 2012, 2011 and 2010, there were no charges to income as a result of our PVFP recoverability testing. See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.

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

For the operating income model, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. We primarily utilize the operating income model to determine fair value for all reporting units except for our life and long-term care insurance reporting units. In addition to the operating income model, we also consider the valuation of our Canadian mortgage insurance subsidiary’s publicly traded stock price in determining fair value for that reporting unit. The significant assumptions in the operating income model include, among other things: income projections, which are dependent on new business production, customer behavior, operating expenses and market conditions; discount rate; and terminal growth rate.

For the statutory distributable income model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. We utilize the statutory distributable income model to determine fair value for our life and long-term care insurance reporting units. The significant assumptions in the statutory distributable income model include, among other things: required capital levels; income projections, which are dependent on mortality or morbidity, new business production growth, new business projection period, policyholder behavior and other specific industry and market conditions; and discount rate.

The cash flows used to determine fair value are dependent on a number of significant assumptions based on our historical experience, our expectations of future performance and expected economic environment. We determine the best estimate of our income projections based on current market conditions as well as our expectation of future market conditions. Our estimates of projected income are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate used to determine fair value is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows as well as our expectation of the discount rate that would be utilized by a hypothetical market participant. There may be reasonably possible scenarios where the goodwill of certain reporting units may not be recoverable.

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

For our international protection reporting unit, we determined the fair value using an income approach based on discounted cash flows, considering current market conditions, including the market environment in Europe, lower trading multiples of European financial services companies and the impact of those conditions on our international protection reporting unit in a market transaction that may require a higher risk premium. As a result of our analysis, we determined the fair value of the reporting unit was below book value and determined the goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a goodwill impairment of $89 million for the write-off of all of the goodwill associated with our international protection reporting unit during the third quarter of 2012.

As part of our annual goodwill impairment testing, we noted that our long-term care insurance reporting unit’s fair value was less than its book value. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. If this “implied goodwill” exceeds the reporting unit’s goodwill balance, goodwill is deemed recoverable. Accordingly, we evaluated our long-term care insurance reporting unit’s goodwill balance of $354 million and determined that the amount of implied goodwill exceeded the amount of goodwill currently recorded by more than 100%. If the discount rate used in our valuation increased by 100 basis points, the amount of implied goodwill for our long-term care insurance reporting unit would continue to exceed the recorded goodwill balance by more than 100%. Accordingly, goodwill was recoverable and not impaired.

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

We determine the appropriate discount rate based on our experience and understanding of actuarial appraisal methodologies that we believe market participants would also utilize when evaluating similar product lines where there is significant experience for a product and policyholder assumptions (i.e., lapse, mortality and morbidity). The valuation of new business is determined by utilizing several inputs such as expected new business production, both in terms of the quantity and number of years of new production assumed, as well as profitability of the new business, which is primarily dependent on product pricing, policyholder assumptions, expected investment returns and targeted capital levels.

In our annual goodwill assessment of our life insurance reporting unit, we used our best estimate of the future performance of the business and discounted these projections. We determined the discount rate assumption used in our valuation after considering certain external data points from acquisitions/disposals, relevant reinsurance transactions and calculations of the expected weighted-average cost of capital for hypothetical market participants in an acquisition. Based on our annual goodwill impairment testing, our life insurance reporting unit’s fair value continued to exceed book value by approximately 15% with a goodwill balance of $495 million.

We utilize a 9.0% discount rate when discounting our best estimate of future performance for our life insurance reporting unit. If the discount rate used in our valuation increased by 100 basis points, the fair value of this reporting unit would be slightly above its book value as of our annual assessment date and would not require further evaluation for impairment. However, this sensitivity does not consider that there could be corresponding changes in our projections and book value resulting from the market changes that impacted the discount rate. Depending on the magnitude of the combined impacts, further evaluation for impairment may be necessary under this scenario. Additionally, changes in market conditions or the regulatory environment could alter our expected sales production levels or product mix and could impact the fair value of this reporting unit.

For our wealth management reporting unit, we determine the fair value using an income approach based on discounted cash flows, and consider current market conditions, including pricing on comparable asset management companies. The assessment of goodwill recoverability requires significant judgment and is subject to inherent uncertainty, and therefore the use of different assumptions, within a reasonable range, could cause the fair value to be below the book value.

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

There were no goodwill impairment charges recorded in 2010. Deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill.

See notes 2 and 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to goodwill.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including, but not limited to, interest rates, economic and social conditions, mortality and morbidity trends, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

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

Management reviews quarterly the loss reserves for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves based on actual experience and our historical frequency of claim and severity of loss rates that are applied to the current population of delinquencies. Factors considered in establishing loss reserves include claim frequency patterns (reflecting the loss mitigation actions on such claim patterns), the aged category of the delinquency (i.e., age and progression of delinquency to claim) and loan coverage percentage. The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including, but not limited to, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates. Our estimates are also affected by the extent of fraud and misrepresentation that we uncover in the loans that we have insured and the coverage upon which we have consequently rescinded or may rescind going forward. Our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or modified, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission action.

In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. Based on our actual experience during 2012 and 2011 in our U.S. mortgage insurance business, a reasonably possible quarterly change could be a 9% change in the average frequency reserve factor, which would change the gross reserve amount for such quarter by approximately $272 million for our U.S. mortgage insurance business. Based on our actual experience during 2012 in our international mortgage insurance business, a reasonably possible quarterly change could be a $1,000 change in the average severity reserve factor combined with a 1% change in the average frequency reserve factor, which would change the gross reserve amount by approximately $26 million for our international mortgage insurance business based on current exchange rates. As these sensitivities are based on our 2012 experience, given the high level of uncertainty in the economic environment, there is a reasonable likelihood that these changes in assumptions could occur in the near term. Adjustments to our reserve estimates are reflected in the consolidated financial statements in the years in which the adjustments are made.

In addition to the sensitivities discussed above, certain books of business in both our U.S. and certain international mortgage insurance businesses have experienced higher losses as a result of the global economic environment. In our U.S. mortgage insurance business, our 2005, 2006, 2007 and 2008 books of business have been experiencing delinquencies and incurred losses substantially higher than those generated from previous book years we have written. Early loss development patterns from these book years indicate that we would expect a higher level of total losses generated. Variations we consider reasonably possible could include an increase of 10% in these expected losses over a three-year period ending December 31, 2014 that would result in a decrease in after-tax operating results of approximately $49 million. Additional adverse variation could result in additional negative impacts while favorable variations would result in improved margins. Regardless of the ultimate loss development pattern on these books, we expect they will continue to generate significant paid and incurred losses for at least the next two years and thus will continue to have a significant adverse impact on our operating results over these same periods.

In our international mortgage insurance business, we anticipate reduced levels of losses as a result of stable housing markets and economies. However, if housing markets and economies do not remain stable and instead deteriorate, we may experience increased losses. Variations we consider reasonably possible to occur could include an increase in projected losses for our international mortgage insurance business of between 25% and 30% over the next year. If changes at these levels were to occur, after-tax operating results could be negatively impacted by approximately $85 million to approximately $100 million over this same period based on current foreign exchange rates and leaving other assumptions constant. The potential for either additional adverse loss development or favorable loss development exists that could further impact our business underwriting margins.

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

As of December 31, 2012 and 2011, we had $4.3 billion and $4.2 billion, respectively, of unearned premiums, of which $3.1 billion and $2.9 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 20 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2012, 2011 and 2010, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $36 million, $46 million and $52 million, respectively.

Our expected pattern of risk emergence for our international mortgage insurance business is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and expected experience. Loss development and policy cancellation variations that could be considered reasonably possible to occur in the future could result in an increase in after-tax operating results of up to $90 million or a decrease in after-tax operating results of up to $30 million, depending on the magnitude of variation experienced and leaving other assumptions constant. It is important to note that the variation discussed above is not meant to be a best-case or worst-case scenario, and therefore, it is possible that future variation may exceed the amounts discussed above.

In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in approximately a $5 million reduction in earned premiums in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $53 million during the first full year, potentially offset by lower reserves due to policies no longer being in-force.

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

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at our taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. Tax planning strategies are actions that are prudent and feasible, that an entity ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by, but not limited to, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. Tax planning strategies are incorporated into our analysis and assessment. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementation of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

As of December 31, 2012, we have a net deferred tax liability of $1,545 million with a $269 million valuation allowance related to state and foreign gross deferred tax assets. We have a consolidated gross deferred tax asset of $1,735 million related to NOL carryforwards of $4,986 million as of December 31, 2012, which, if unused, will expire beginning in 2025. Foreign tax credit carryforwards amounted to $243 million as of December 31, 2012, which, if unused, will expire beginning in 2015.

Deferred taxes on permanently reinvested foreign income. We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that some or all undistributed income will be remitted in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as, the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2012, U.S. deferred income taxes were not provided on approximately $2,959 million of unremitted foreign income we considered permanently reinvested. Our international businesses held cash and short-term investments of $439 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2012.

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

The assessment of contingent liabilities, including legal and income tax contingencies, involves the use of estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or IRS positions, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (including attorneys, accountants and claims administrators) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the consolidated financial statements.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Premiums	$5,038	$5,705	$5,854	$(667)	(12)%	$(149)	(3)%
Net investment income	3,343	3,380	3,266	(37)	(1)%	114	3%
Net investment gains (losses)	23	(220)	(143)	243	110%	(77)	(54)%
Insurance and investment product fees and other	1,619	1,503	1,112	116	8%	391	35%

Total revenues	10,023	10,368	10,089	(345)	(3)%	279	3%

Benefits and expenses:
Benefits and other changes in policy reserves	5,378	5,941	6,001	(563)	(9)%	(60)	(1)%
Interest credited	775	794	841	(19)	(2)%	(47)	(6)%
Acquisition and operating expenses, net of deferrals	1,866	2,294	2,217	(428)	(19)%	77	3%
Amortization of deferred acquisition costs and intangibles	727	598	626	129	22%	(28)	(4)%
Goodwill impairment	89	29	—	60	NM (1)	29	NM (1)
Interest expense	476	506	457	(30)	(6)%	49	11%

Total benefits and expenses	9,311	10,162	10,142	(851)	(8)%	20	—%

Income (loss) before income taxes	712	206	(53)	506	NM (1)	259	NM (1)
Provision (benefit) for income taxes	189	18	(248)	171	NM (1)	266	107%

Net income	523	188	195	335	178%	(7)	(4)%
Less: net income attributable to noncontrolling interests	200	139	143	61	44%	(4)	(3)%

Net income available to Genworth Financial, Inc.’s common stockholders	$323	$49	$52	$274	NM (1)	$(3)	(6)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•	Our Runoff segment decreased $255 million driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our U.S. Life Insurance segment decreased $190 million primarily as a result of a decrease of $322 million in our life insurance business related to our term life insurance products from higher ceded reinsurance on certain term life insurance policies under new reinsurance treaties as part of life block transactions in 2012 and from not offering these products until the fourth quarter of 2012. This decrease was partially offset by an increase of $123 million in our long-term care insurance business due to growth of our in-force block from new sales and in-force rate actions. Our fixed annuities business increased $9 million from higher sales of our life-contingent products in 2012.

•

Our International Protection segment decreased $157 million, including a decrease of $50 million attributable to changes in foreign exchange rates, primarily due to lower premium volume driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships.

•

Our International Mortgage Insurance segment decreased $47 million, including a decrease of $12 million attributable to changes in foreign exchange rates. Premiums decreased mainly as a result of the seasoning of our larger in-force block of business in Canada. In Other Countries, premiums decreased as a result of the seasoning of our in-force block of business and lower premium volume from existing lenders in Europe. In Australia, premiums decreased driven by lower policy cancellations in 2012 and higher ceded reinsurance premiums, partially offset by an increase from an actuarial update to premium recognition factors related to policy cancellation experience in 2012.

•

Our U.S. Mortgage Insurance segment decreased $18 million largely related to lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement. These decreases were partially offset by lower ceded reinsurance premiums related to our captive arrangements.

Net investment income. Net investment income represents the income earned on our investments.

•

Weighted-average investment yields decreased to 4.8% for the year ended December 31, 2012 from 4.9% for the year ended December 31, 2011. The decrease in overall weighted-average investment yields was primarily attributable to lower reinvestment yields and lower income attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in 2012, partially offset by higher average invested assets in longer duration products and $17 million of higher gains related to limited partnerships accounted for under the equity method.

•	Net investment income for the year ended December 31, 2012 also included $6 million of lower bond calls and prepayments.

•	The year ended December 31, 2012 included a decrease of $14 million attributable to changes in foreign exchange rates.

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

•	We recorded $106 million of net other-than-temporary impairments in 2012 as compared to $132 million in 2011. Of total impairments, $80 million and $66 million, respectively, related to structured securities, including $50 million and $37 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities in 2012 and 2011. Impairments related to corporate securities were $20 million in 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $56 million in 2011. In 2012 and 2011, we recorded $1 million and $2 million, respectively, of impairments related to limited partnership investments. In 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment gains related to derivatives of $4 million in 2012 were primarily due to gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These gains were partially offset by losses related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. Additionally, there were losses on embedded derivatives related to variable annuity products with GMWB riders primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices and market losses resulting from volatility. Net investment losses related to derivatives of $99 million in 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily attributable to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses from the change in market value of our credit default swaps due to widening credit spreads. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business attributable to significant long-term interest rate declines.

•

Net gains related to the sale of available-for-sale securities were $29 million in 2012 compared to $50 million in 2011. We recorded $81 million of net gains related to securitization entities during 2012 compared to $47 million of net losses during 2011 primarily associated with derivatives. During 2012, we recorded $15 million of lower contingent consideration adjustments compared to 2011 mainly related to the purchase of Altegris in 2010. During 2012, we also recorded $6 million of lower gains related to trading securities compared to 2011.

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

•

Our U.S. Life Insurance segment increased $189 million driven by our life insurance business related to $76 million of higher gains from the repurchase of notes secured by our non-recourse funding obligations in 2012 and growth of our term universal and universal life insurance products.

•	Corporate and Other activities increased $80 million primarily attributable to higher income related to our reverse mortgage business in 2012.

•	Our U.S. Mortgage Insurance segment increased $18 million principally from a gain related to the termination of an external reinsurance arrangement in 2012.

•

Our Runoff segment decreased $92 million mainly attributable to a $79 million gain recognized on the sale of our Medicare supplement insurance business in 2011 that did not recur and lower average account values of our variable annuity products in 2012.

•

Our Wealth Management segment decreased $63 million. Lower fees due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in 2012 were partially offset by a gain of $38 million recognized on the sale and favorable market performance during 2012.

•	Our International Mortgage Insurance segment decreased $8 million primarily related to currency transactions related to a foreign branch closure in 2011.

•

Our International Protection segment decreased $8 million attributable to lower third-party administration fees in 2012 and non-functional currency transactions as a result of changes in foreign exchange rates.

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

•

Our U.S. Mortgage Insurance segment decreased $600 million from lower new delinquencies in 2012 and a reserve strengthening of $299 million in 2011 that did not recur. Net paid claims increased principally related to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements in 2012.

•

Our Runoff segment decreased $197 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and a decrease in our GMDB reserves in our variable annuity products due to favorable equity market impacts in 2012.

•

Our U.S. Life Insurance segment increased $161 million primarily attributable to an increase of $250 million in our long-term care insurance business from the aging and growth of our in-force block, an increase in severity and duration of claims associated with observed loss development and higher average reserve costs on new claims in 2012. Also included in the increase was a reclassification of loss adjustment expenses of $42 million from acquisition and operating expenses, net of deferrals, an $11 million increase in reserves associated with a methodology change related to pending claims in 2012, an $8 million unfavorable adjustment related to a change in interest rate assumptions on claim reserves in the fourth quarter of 2012 and a decrease in reserves in the fourth quarter of 2011 from terminating policies related to the processing of deaths that had not been previously confirmed that did not recur. These increases were partially offset by favorable reserve and actuarial adjustments of $60 million primarily related to the continuation of a multi-stage system conversion in 2012 compared to a $13 million favorable valuation adjustment in 2011. Our fixed annuities business increased $22 million largely attributable to a $10 million favorable reserve adjustment in 2011 that did not recur from terminating contracts related to deaths that had not been previously reported, higher sales of our life-contingent products and unfavorable mortality in 2012 compared to 2011. These increases were partially offset by a decrease of $111 million in our life insurance business principally related to higher ceded reinsurance in 2012. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction in the first quarter of 2012. The decrease was also attributable to a $17 million unfavorable claims adjustment in 2011 that did not recur from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. These decreases were partially offset by growth of our term universal and universal life insurance products, a $31 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in 2012 and less favorable mortality in our term and term universal life insurance products in 2012 compared to 2011.

•

Our International Mortgage Insurance segment increased $58 million, including a decrease of $2 million attributable to changes in foreign exchange rates. In Australia, losses increased $91 million mainly driven by a reserve strengthening of $82 million in the first quarter of 2012 due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. Claims paid also increased in 2012 as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies, net of cures, in 2012. Other Countries increased $2 million primarily from the continued aging of existing delinquencies, particularly in Ireland and Italy, and a higher average reserve per delinquency which were partially offset by benefits from ongoing loss mitigation activities. In Canada, losses decreased $35 million primarily driven by lower new delinquencies, net of cures, and higher benefits from loss mitigation activities. Claims paid also decreased due to a shift in regional mix, with fewer claims from Alberta. These decreases were partially offset by a higher average reserve per delinquency in 2012.

•

Our International Protection segment increased $15 million, including a decrease of $10 million attributable to changes in foreign exchange rates, primarily driven by lower favorable claim reserve adjustments, partially offset by lower paid claims from a decrease in new claim registrations in 2012. In addition, we reclassified loss adjustment expenses of $12 million from acquisition and operating expenses, net of deferrals, in 2012.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•

Our U.S. Life Insurance segment decreased $16 million from a decrease of $26 million in our fixed annuities business primarily attributable to lower crediting rates in a low interest rate environment, partially offset by a $10 million increase in our life insurance business from growth of our universal life insurance products.

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

•

Our International Mortgage Insurance segment decreased $193 million, including a decrease of $7 million attributable to changes in foreign exchange rates. Canada decreased $191 million largely as a result of a favorable adjustment of $186 million in the fourth quarter of 2012 associated with the finalization of the new government guarantee framework which resulted in the reversal of the accrued liability for exit fees. Other Countries decreased $8 million as a result of lower operating expenses from cost-saving initiatives. Australia increased $6 million related to higher employee compensation expenses in 2012.

•

Our International Protection segment decreased $107 million, including a decrease of $31 million attributable to changes in foreign exchange rates, as a result of lower paid commissions from a decline in new business in 2012 and lower operating expenses as a result of a cost-saving initiative in 2011 and 2012. In addition, we reclassified loss adjustment expenses of $12 million to benefits and other changes in policy reserves in 2012.

•	Our Wealth Management segment decreased $94 million primarily attributable to lower commission expenses from the sale of our tax and accounting financial advisor unit in the second quarter of 2012.

•

Our Runoff segment decreased $63 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011, a $9 million charge from the discontinuance of our variable annuity offerings in 2011 that did not recur and lower production of our variable annuity products in 2012 due to block runoff.

•

Our U.S. Life Insurance segment decreased $59 million primarily attributable to a $33 million decrease in our long-term care insurance business from a reclassification of loss adjustment expenses of $42 million to benefits and other changes in policy reserves in 2012, partially offset by growth of our in-force block. Our life insurance business decreased $18 million primarily driven by lower expenses related to our term life insurance products as we did not offer these products until the fourth quarter of 2012 and from expense management, partially offset by a $13 million favorable cumulative impact from a change in premium taxes in Virginia in 2011 that did not recur. Our fixed annuities business decreased $8 million primarily related to a favorable adjustment of $4 million associated with guarantee funds in 2012 compared to a $10 million accrual related to guarantee funds in 2011, partially offset by higher sales in 2012.

•	Our U.S. Mortgage Insurance segment decreased $13 million related to lower operating expenses as a result of a cost–saving initiative in 2011.

•

Corporate and Other activities increased $101 million as a result of an increase of $78 million associated with our reverse mortgage business primarily related to broker commissions on loans and higher unallocated expenses to our operating segments in 2012.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•

Our U.S. Life Insurance segment increased $180 million principally from an increase in our life insurance business of $161 million largely related to higher ceded reinsurance as we wrote off $142 million of DAC associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction in the first quarter of 2012. Higher amortization of DAC of $39 million reflected loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012. There was also a $12 million favorable impact related to an actuarial system conversion in 2011 that did not recur and a lower favorable unlocking of $6 million primarily related to interest assumptions in our term universal life insurance product in 2012. These increases were partially offset by a $17 million favorable unlocking related to interest assumptions in our universal life insurance products in 2012 compared to a $7 million unfavorable unlocking in 2011. Our fixed annuities business increased $17 million primarily due to higher amortization of DAC attributable to higher net investment gains in 2012, partially offset by a $10 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in 2012. Our long-term care insurance business increased $2 million primarily from growth of our in-force block.

•	Our International Protection segment decreased $30 million, including a decrease of $8 million attributable to changes in foreign exchange rates, mainly as a result of lower premium volume in 2012.

•

Our Runoff segment decreased $19 million largely related the sale of our Medicare supplement insurance business in the fourth quarter of 2011. Our variable annuity products were flat as favorable equity market impacts in 2012 and a $9 million favorable unlocking driven by lower surrenders were offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs and a $13 million unfavorable unlocking related to our annual review of assumptions.

Goodwill impairment. Charges for impairment of goodwill are as a result of declines in the fair value of the reporting units.

•	Our International Protection segment recorded a goodwill impairment of $89 million in the third quarter of 2012 and included a decrease of $8 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities recorded a goodwill impairment of $29 million in the fourth quarter of 2011 related to our reverse mortgage business.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at our holding company or subsidiary level and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•	Corporate and Other activities decreased $23 million primarily attributable to a favorable adjustment of $20 million in 2012 related to the Tax Matters Agreement with our former parent company.

•

Our U.S. Life Insurance segment decreased $18 million related to our life insurance business primarily from a favorable adjustment of $20 million in 2012 related to the Tax Matters Agreement with our former parent company and the repurchase and repayment of non-recourse funding obligations in 2012. These decreases were partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in 2012.

•

Our International Protection segment increased $7 million, including a decrease of $4 million attributable to changes in foreign exchange rates, due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in 2012.

•	Our International Mortgage Insurance segment increased $5 million from the issuance of debt by our wholly-owned Australian mortgage insurance subsidiary in June 2011.

Provision (benefit) for income taxes. The effective tax rate increased to 26.5% for the year ended December 31, 2012 from 8.7% for the year ended December 31, 2011. The increase in the effective tax rate was primarily attributable to lower tax favored investments in 2012, the proportion of lower taxed foreign income to pre-tax earnings in 2012 compared to 2011 and a goodwill impairment in 2012, partially offset by a smaller impact from the sale of subsidiaries in 2012 compared to 2011. The year ended December 31, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase was primarily from a favorable adjustment of $58 million in the fourth quarter of 2012 associated with the finalization of the new government guarantee framework in Canada which resulted in the reversal of the accrued liability for exit fees.

Net income available to Genworth Financial, Inc.’s common stockholders. Higher net income available to Genworth Financial, Inc.’s common stockholders in 2012 was primarily related to significantly lower losses in our U.S. Mortgage Insurance segment in 2012 as a result of a reserve strengthening in 2011 that did not recur and an adjustment of $78 million in the fourth quarter of 2012 associated with the finalization of the new government guarantee framework in Canada resulting in the reversal of the accrued liability for exit fees related to the modification of the Government Guarantee Agreement. The increase was also attributable to an increase in our variable annuities from favorable equity market performance in 2012 and net investment gains in 2012 compared to net investment losses in 2011. These increases were partially offset by $47 million of net losses related to life block transactions completed by our life insurance business, a reserve strengthening in our Australian mortgage insurance business and a higher goodwill impairment recorded in 2012. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2012 was a decrease of $9 million, net of taxes, attributable to changes in foreign exchange rates.

2011 compared to 2010

Premiums

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

•

Our U.S. Life Insurance segment decreased $25 million primarily related to our term and whole life insurance products as we did not offer these products in 2011 and lower life-contingent fixed annuity sales, partially offset by growth of our long-term care insurance business from new sales and in-force rate actions. We also recorded unfavorable reinsurance adjustments of $15 million in 2010 that did not recur.

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

Net investment income

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

•

Net investment losses related to derivatives of $99 million in 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily attributed to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses from the change in market value of our credit default swaps due to widening credit spreads. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business attributable to significant long-term interest rate declines. Net investment gains related to derivatives of $50 million in 2010 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders, which included a reduction in the GMWB embedded derivative as a result of changes in the assumption used to incorporate non-performance risk into the discount rate used to value GMWB embedded derivatives. Additionally, there were gains from our non-qualifying interest rate swaps due to decreases in long-term interest rates and gains from our credit default swaps due to narrowing credit spreads. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain international subsidiaries.

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

•	Our Runoff segment increased $84 million mainly attributable to the gain recognized on the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

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

•

Our Runoff segment decreased $36 million principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011, partially offset by an increase in GMWBs in our variable annuity products due to unfavorable equity market impacts in 2011.

•

Our U.S. Life Insurance segment increased $135 million primarily attributable to our long-term care insurance business from the aging and growth of our in-force block and higher claims and lower termination rates on older issued policies. Our long-term care insurance business also included $13 million of favorable adjustments in 2011. Our life insurance business increased from growth of our term universal and universal life insurance products and unfavorable mortality in our universal life insurance products. Our life insurance business also included a $17 million unfavorable claims adjustment in 2011. These increases were partially offset by a decrease in our term life insurance products from improved persistency and favorable mortality in 2011 as compared to 2010, as well as we did not offer these products in 2011. Our fixed annuities business decreased driven by a decline in sales of our life-contingent products, favorable mortality in 2011 compared to 2010 and a $10 million favorable reserve adjustment in 2011.

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

Interest credited

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

•

Our U.S. Life Insurance segment increased $32 million primarily attributable to growth of our long-term care insurance business, growth of our term universal life insurance product and a $10 million accrual related to guarantee funds in our fixed annuities business. Partially offsetting these increases was a $13 million favorable cumulative impact from a recent change in premium taxes in Virginia.

•

Our International Mortgage Insurance segment increased $10 million, including an increase of $14 million attributable to changes in foreign exchange. Excluding the effects of foreign exchange, operating expenses decreased largely attributable to lower stock-based compensation expense in Canada and lower non-deferrable expenses and lower overall expenses in Australia.

•	Our U.S. Mortgage Insurance segment increased $4 million mainly from an increase in costs associated with a workforce reduction as part of a cost-savings initiative in 2011.

•

Corporate and Other activities decreased $22 million as a result of higher allocated expenses to the operating segments in 2011, partially offset by an increase in broker commissions on loans related to our reverse mortgage business.

•

Our International Protection segment decreased $19 million, including an increase of $23 million attributable to changes in foreign exchange, as a result of lower paid commissions from a decline in new business, partially offset by an increase in profit commissions driven by lower claims, higher costs associated with a workforce reduction as part of a cost-savings initiative in 2011 and higher regulatory expenses.

•

Our Runoff segment decreased $13 million largely from the sale of our Medicare supplement insurance business in the fourth quarter of 2011. This decrease was partially offset by a $9 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings.

Amortization of deferred acquisition costs and intangibles

•	Our International Protection segment decreased $19 million, including an increase of $6 million attributable to changes in foreign exchange, mainly from lower premium volume.

•

Our U.S. Life Insurance segment decreased $11 million principally from a decrease in our life insurance business of $23 million largely attributable to lower DAC amortization in the post-level rate period and a $12 million favorable impact related to an actuarial system conversion in 2011, as well as unfavorable mortality experience in our universal life insurance products. These decreases were partially offset by growth of our universal life insurance products. Our fixed annuities business increased $14 million driven by less favorable adjustments related to surrenders and a favorable unlocking in 2010 that did not recur.

•	Our Runoff segment decreased $5 million largely from the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

•

Our International Mortgage Insurance segment increased $8 million, including an increase of $5 million primarily attributable to changes in foreign exchange, largely attributable to higher software amortization.

Goodwill impairment. The goodwill impairment in the fourth quarter of 2011 related to our reverse mortgage business included in Corporate and Other activities.

Interest expense

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

Provision (benefit) for income taxes. The effective tax rate decreased to 8.7% for the year ended December 31, 2011 from 467.9% for the year ended December 31, 2010. The decrease in the effective tax rate was attributable to the release of uncertain tax benefits in 2010 related to our separation from our former parent. The effective tax rate also decreased due to lower pre-tax results in 2010, which increased the relative magnitude of tax provision items. The year ended December 31, 2011 included an increase of $17 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The year ended December 31, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. Lower net income available to Genworth Financial, Inc.’s common stockholders in 2011 was primarily related to lower tax benefits. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2011 was an increase of $44 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2012, 2011 and 2010 was $399 million, $148 million and $35 million, respectively. We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

In the third quarter of 2012, we revised our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders to exclude goodwill impairments to better reflect the basis on which the performance of our business is internally assessed and to reflect management’s opinion that it is not indicative of overall operating trends. There was an $86 million after-tax goodwill impairment related to our lifestyle protection insurance business recorded in the third quarter of 2012 and a $19 million after-tax goodwill impairment related to our reverse mortgage business recorded in the fourth quarter of 2011. We also modified our definition to explicitly state that gains (losses) on the sale of businesses, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). There was a $13 million gain related to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and a $36 million gain related to the sale of our Medicare supplement insurance business recorded in the fourth quarter of 2011. All prior periods have been re-presented to reflect this new definition.

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

The following table includes a reconciliation of net income to net operating income available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Net income	$523	$188	$195
Less: net income attributable to noncontrolling interests	200	139	143

Net income available to Genworth Financial, Inc.’s common stockholders	323	49	52
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	3	116	89
Goodwill impairment, net of taxes	86	19	—
Gain on sale of business, net of taxes	(13)	(36)	—
Net tax benefit related to separation from our former parent	—	—	(106)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$399	$148	$35

Earnings per share

The following table provides basic and diluted earnings per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2012	2011	2010
Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.66	$0.10	$0.11

Diluted	$0.65	$0.10	$0.11

Net operating income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.81	$0.30	$0.07

Diluted	$0.81	$0.30	$0.07

Weighted-average common shares outstanding:
Basic	491.6	490.6	489.3

Diluted	494.4	493.5	493.9

Diluted weighted-average shares outstanding for 2012, 2011 and 2010 reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 20 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net operating income available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income available to Genworth Financial, Inc.’s common stockholders.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

U.S. Life Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance Division. See below for a discussion by segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
U.S. Life Insurance segment:
Life insurance	$107	$211	$106	$(104)	(49)%	$105	99%
Long-term care insurance	101	99	121	2	2%	(22)	(18)%
Fixed annuities	82	78	82	4	5%	(4)	(5)%

Total U.S. Life Insurance segment	290	388	309	(98)	(25)%	79	26%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	290	388	309	(98)	(25)%	79	26%
Adjustment to net operating income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(16)	(32)	(94)	16	50%	62	66%

Net income available to Genworth Financial, Inc.’s common stockholders	$274	$356	$215	$(82)	(23)%	$141	66%

U.S. Life Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Premiums	$2,789	$2,979	$3,004	$(190)	(6)%	$(25)	(1)%
Net investment income	2,594	2,538	2,473	56	2%	65	3%
Net investment gains (losses)	(8)	(73)	(159)	65	89%	86	54%
Insurance and investment product fees and other	875	686	468	189	28%	218	47%

Total revenues	6,250	6,130	5,786	120	2%	344	6%

Benefits and expenses:
Benefits and other changes in policy reserves	3,950	3,789	3,654	161	4%	135	4%
Interest credited	643	659	685	(16)	(2)%	(26)	(4)%
Acquisition and operating expenses, net of deferrals	677	736	704	(59)	(8)%	32	5%
Amortization of deferred acquisition costs and intangibles	477	297	308	180	61%	(11)	(4)%
Interest expense	86	104	103	(18)	(17)%	1	1%

Total benefits and expenses	5,833	5,585	5,454	248	4%	131	2%

Income before income taxes	417	545	332	(128)	(23)%	213	64%
Provision for income taxes	143	189	117	(46)	(24)%	72	62%

Net income available to Genworth Financial, Inc’s common stockholders	274	356	215	(82)	(23)%	141	66%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	16	32	94	(16)	(50)%	(62)	(66)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$290	$388	$309	$(98)	(25)%	$79	26%

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Life insurance	$107	$211	$106	$(104)	(49)%	$105	99%
Long-term care insurance	101	99	121	2	2%	(22)	(18)%
Fixed annuities	82	78	82	4	5%	(4)	(5)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$290	$388	$309	$(98)	(25)%	$79	26%

2012 compared to 2011

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business decreased $104 million principally from $47 million in net losses from life block transactions in 2012. The decrease was also attributable to less favorable mortality in our term life insurance products in 2012 compared to 2011, a $9 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in 2012 and an $8 million favorable cumulative impact from a change in premium taxes in Virginia in 2011 that did not recur. These decreases were partially offset by a $13 million favorable adjustment related to the Tax Matters Agreement with our former parent company in 2012 and growth of our term universal life insurance product.

•

Our long-term care insurance business increased $2 million principally from $40 million of favorable reserve adjustments in 2012 primarily related to the continuation of a multi-stage system conversion compared to an $8 million favorable valuation adjustment in 2011. The increase was also attributable to premium growth of newer issued policies and in-force rate actions. These increases were partially offset by higher average reserve costs on new claims in 2012, a $7 million increase in reserves associated with a methodology change related to pending claims in 2012 and a decrease in reserves in the fourth quarter of 2011 from terminating policies related to the processing of deaths that had not been previously confirmed that did not recur.

•

Our fixed annuities business increased $4 million primarily related to a $3 million favorable adjustment associated with guarantee funds in 2012 compared to a $7 million accrual related to guarantee funds in 2011. The increase was also attributable to a $6 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in 2012. These increases were partially offset by lower investment income in 2012 and a $7 million favorable reserve adjustment in 2011 that did not recur from terminating contracts related to deaths not previously reported.

Revenues

Premiums

•

Our life insurance business decreased $322 million primarily related to our term life insurance products from higher ceded reinsurance on certain term life insurance policies under new reinsurance treaties as part of life block transactions in 2012 and from not offering these products until the fourth quarter of 2012.

•	Our long-term care insurance business increased $123 million mainly attributable to growth of our in-force block from new sales and in-force rate actions.

•	Our fixed annuities business increased $9 million primarily driven by higher sales of our life-contingent products in 2012.

Net investment income

•	Our life insurance business decreased $9 million primarily from lower reinvestment yields and lower gains of $4 million from limited partnerships accounted for under the equity method.

•

Our long-term care insurance business increased $101 million largely from an increase in average invested assets due to growth of our in-force block. Net investment income also included higher gains of $11 million from limited partnerships accounted for under the equity method in 2012. These increases were offset by lower reinvestment yields and an unfavorable adjustment of $6 million included in 2011 related to the accounting for interest rate swaps that did not recur.

•

Our fixed annuities business decreased $36 million primarily attributable to lower reinvestment yields and lower investment income of $7 million from bond calls and prepayments in 2012. Net investment income also included higher gains of $10 million from limited partnerships accounted for under the equity method in 2012.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

Net investment losses in our life insurance business decreased $26 million primarily driven by net gains from the sale of investment securities in 2012 compared to net losses in 2011, partially offset by higher impairments in 2012.

•

Our long-term care insurance business had no net investment gains or losses in 2012 compared to net investment gains of $19 million in 2011. In 2012, derivative gains and net gains from the sale of investment securities were offset by impairments. Net investment gains in 2011 were mainly from net gains from the sale of investment securities and derivative gains, partially offset by impairments.

•	Net investment losses in our fixed annuities business decreased $58 million primarily driven by derivative gains in 2012 compared to derivative losses in 2011 and lower impairments.

Insurance and investment product fees and other. The increase was attributable to our life insurance business from $76 million of higher gains from the repurchase of notes secured by our non-recourse funding obligations in 2012 and from growth of our term universal and universal life insurance products.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $111 million principally related to higher ceded reinsurance in 2012. We initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction in the first quarter of 2012. The decrease was also attributable to a $17 million unfavorable claims adjustment in 2011 that did not recur from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. These decreases were partially offset by growth of our term universal and universal life insurance products, a $31 million unfavorable unlocking in our term universal and universal life insurance products primarily related to interest assumptions in 2012 and less favorable mortality in our term and term universal life insurance products in 2012 compared to 2011.

•

Our long-term care insurance business increased $250 million primarily from the aging and growth of our in-force block, an increase in severity and duration of claims associated with observed loss development and higher average reserve costs on new claims in 2012. Also included in the increase was a reclassification of loss adjustment expenses of $42 million from acquisition and operating expenses, net of deferrals, an $11 million increase in reserves associated with a methodology change related to pending claims in 2012, an $8 million unfavorable adjustment related to a change in interest rate assumptions on claim reserves in the fourth quarter of 2012 and a decrease in reserves in the fourth quarter of 2011 from terminating policies related to the processing of deaths that had not been previously confirmed that did not recur. These increases were partially offset by favorable reserve and actuarial adjustments of $60 million primarily related to the continuation of a multi-stage system conversion in 2012 compared to a $13 million favorable valuation adjustment in 2011.

•

Our fixed annuities business increased $22 million largely attributable to a $10 million favorable reserve adjustment in 2011 that did not recur from terminating contracts related to deaths that had not been previously reported. The increase was also attributable to higher sales of our life-contingent products and unfavorable mortality in 2012 compared to 2011.

Interest credited

•	Our life insurance business increased $10 million primarily from growth of our universal life insurance products.

•	Our fixed annuities business decreased $26 million mainly from lower crediting rates in a low interest rate environment.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $18 million primarily driven by lower expenses related to our term life insurance products as we did not offer these products until the fourth quarter of 2012 and from expense management, partially offset by a $13 million favorable cumulative impact from a change in premium taxes in Virginia in 2011 that did not recur.

•

Our long-term care insurance business decreased $33 million primarily as a result of a reclassification of loss adjustment expenses of $42 million to benefits and other changes in policy reserves in 2012, partially offset by growth of our in-force block.

•

Our fixed annuities business decreased $8 million primarily driven by a favorable adjustment of $4 million associated with guarantee funds in 2012 compared to a $10 million accrual related to guarantee funds in 2011, partially offset by higher sales in 2012.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $161 million principally related to higher ceded reinsurance as we wrote off $142 million of DAC associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction in the first quarter of 2012. Higher amortization of DAC of $39 million reflected loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012. There was also a $12 million favorable impact related to an actuarial system conversion in 2011 that did not recur and a lower favorable unlocking of $6 million primarily related to interest assumptions in our term universal life insurance product in 2012. These increases were partially offset by a $17 million favorable unlocking related to interest assumptions in our universal life insurance products in 2012 compared to a $7 million unfavorable unlocking in 2011.

•	Our long-term care insurance business increased $2 million primarily from growth of our in-force block.

•

Our fixed annuities business increased $17 million primarily due to higher amortization of DAC attributable to higher net investment gains in 2012, partially offset by a $10 million favorable unlocking related to maintenance expense assumption changes and lower surrenders in 2012.

Interest expense. Interest expense decreased primarily related to our life insurance business mostly from a $20 million favorable adjustment related to the Tax Matters Agreement with our former parent company and the repurchase and repayment of non-recourse funding obligations in 2012. These decreases were partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in 2012.

Provision for income taxes. The effective tax rate decreased to 34.3% for the year ended December 31, 2012 from 34.7% for the year ended December 31, 2011. The decrease in the effective tax rate was primarily attributable to changes in uncertain tax positions.

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

•

Our life insurance business increased $105 million primarily from growth of our term universal life insurance product, a $31 million gain on the repurchase of notes secured by our non-recourse funding obligations, a $10 million favorable impact from a conversion to a new actuarial system, an $8 million favorable cumulative impact from a recent change in premium taxes in Virginia and improved persistency and favorable mortality in our term life insurance products. These increases were partially offset by a decrease related to our term life insurance products as we did not offer these products in 2011.

•

Our long-term care insurance business decreased $22 million as higher claims and lower claim termination rates in older issued policies were partially offset by the growth in earnings of newer issued policies, in-force rate actions on older issued policies and $8 million of favorable valuation adjustments in 2011.

•

Our fixed annuities business decreased $4 million due to an increase in amortization from less favorable adjustments related to surrenders and lower net investment income, partially offset by more favorable mortality in our single premium immediate annuity product.

Revenues

Premiums

•

Our life insurance business decreased $40 million primarily from our term and whole life insurance products as we did not offer these products in 2011, partially offset by an unfavorable reinsurance adjustment of $8 million in 2010 that did not recur.

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

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $75 million principally related to growth of our term universal and universal life insurance products and unfavorable mortality in our universal life insurance products in 2011 as compared to 2010. Additionally, we recorded an unfavorable claims adjustment in 2011 of $17 million from the use of the U.S. Social Security Administration’s Death Master File to identify certain life insurance policies where the covered person may be deceased but a claim had not yet been reported. These increases were partially offset by a decrease due to our term life insurance products as we did not offer these products in 2011 and from improved persistency and favorable mortality in 2011 as compared to 2010.

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

Acquisition and operating expenses, net of deferrals

•

Our life insurance business increased $3 million primarily related to higher expenses from growth of our term universal life insurance product, partially offset by a $13 million favorable cumulative impact from a recent change in premium taxes in Virginia in 2011.

•	Our long-term care insurance business increased $25 million largely attributable to growth of our in-force block.

•

Our fixed annuities business increased $4 million largely driven by a $10 million accrual related to guarantee funds in 2011, partially offset by a decrease in expenses related to lower average account values of these products.

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

•

Our fixed annuities business increased $14 million mainly from less favorable adjustments related to surrenders and a favorable unlocking of $14 million related to lower surrender trends in 2010 that did not recur. These increases were partially offset by a decrease in the account values of these products and higher net investment losses in 2011.

Provision for income taxes. The effective tax rate decreased to 34.7% for the year ended December 31, 2011 from 35.2% for the year ended December 31, 2010. The decrease in the effective tax rate was primarily attributable to changes in uncertain tax positions.

U.S. Life Insurance selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Term and whole life insurance
Net earned premiums	$542	$864	$904	$(322)	(37)%	$(40)	(4)%
Sales (1)	1	1	19	—	—%	(18)	(95)%
Life insurance in-force, net of reinsurance	340,394	439,743	459,763	(99,349)	(23)%	(20,020)	(4)%
Life insurance in-force before reinsurance	539,317	568,261	598,333	(28,944)	(5)%	(30,072)	(5)%
Term universal life insurance
Net deposits	$280	$185	$66	$95	51%	$119	180%
Sales (1)	93	129	94	(36)	(28)%	35	37%
Life insurance in-force, net of reinsurance	137,359	99,753	45,256	37,606	38%	54,497	120%
Life insurance in-force before reinsurance	138,436	100,476	45,562	37,960	38%	54,914	121%
Universal life insurance
Net deposits	$686	$614	$468	$72	12%	$146	31%
Sales: (1)
Universal life insurance	67	58	48	9	16%	10	21%
Linked-benefits	12	9	—	3	33%	9	NM (2)
Life insurance in-force, net of reinsurance	44,129	42,363	41,183	1,766	4%	1,180	3%
Life insurance in-force before reinsurance	50,954	49,204	47,528	1,750	4%	1,676	4%
Total life insurance
Net earned premiums and deposits	$1,508	$1,663	$1,438	$(155)	(9)%	$225	16%
Sales: (1)
Term and whole life insurance	1	1	19	—	—%	(18)	(95)%
Term universal life insurance	93	129	94	(36)	(28)%	35	37%
Universal life insurance	67	58	48	9	16%	10	21%
Linked-benefits	12	9	—	3	33%	9	NM (2)
Life insurance in-force, net of reinsurance	521,882	581,859	546,202	(59,977)	(10)%	35,657	7%
Life insurance in-force before reinsurance	728,707	717,941	691,423	10,766	1%	26,518	4%

(1)

In the first quarter of 2012, we changed our definition of sales related to our life insurance business. For term life insurance products, sales represent annualized first-year premiums. For term universal and universal life insurance products, sales represent annualized first-year deposits plus 5% of excess deposits. For linked-benefits products, sales represent 10% of premium deposits. The prior period amounts have been re-presented to conform to the new definition.

(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Term and whole life insurance

Net earned premiums and our life insurance in-force decreased mainly related to higher ceded reinsurance on certain term life insurance policies in 2012 and from not offering these products until the fourth quarter of 2012.

Term universal life insurance

Net deposits and our life insurance in-force have increased due to continued growth of this product. Sales decreased as we suspended sales of our 15-year and 30-year products in March 2012 and June 2012, respectively. In the fourth quarter of 2012, as part of our announced changes to our life insurance portfolio designed to update and expand our product offerings, and further adjust pricing to reflect the current low interest rate market environment and recent regulatory changes, we no longer solicit sales of our term universal life insurance products.

Universal life insurance

Net deposits and our life insurance in-force have increased primarily attributable to growth of these products. Sales have increased from the introduction of new products in 2011.

2011 compared to 2010

Term and whole life insurance

Net earned premiums and our life insurance in-force decreased primarily from not offering our term life insurance products during 2011. The decrease in net earned premiums in 2011 was partially offset by an unfavorable reinsurance adjustment of $8 million in 2010 that did not recur. Sales decreased significantly driven by a shift in sales to our term universal life insurance product.

Term universal life insurance

Net deposits increased due to growth of this product since its introduction in late 2009. Our life insurance in-force has increased primarily driven by higher sales.

Universal life insurance

Net deposits increased primarily from the growth of these products.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Net earned premiums:
Individual long-term care insurance	$2,069	$1,961	$1,895	$108	6%	$66	3%
Group long-term care insurance	74	59	50	15	25%	9	18%

Total	$2,143	$2,020	$1,945	$123	6%	$75	4%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$221	$206	$142	$15	7%	$64	45%
Group long-term care insurance	20	13	17	7	54%	(4)	(24)%
Linked-benefits	—	—	57	—	—%	(57)	(100)%

Total	$241	$219	$216	$22	10%	$3	1%

Loss ratio	71%	68%	67%	3%		1%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2012 compared to 2011

Net earned premiums increased mainly attributable to growth of our in-force block from new sales and in-force rate actions.

Sales increased principally from the acceleration of sales prior to new pricing and product offerings.

The loss ratio increased largely from higher average reserve costs on new claims, partially offset by favorable reserve and actuarial adjustments of $60 million primarily from the continuation of a multi-stage system conversion in 2012 compared to a $13 million favorable valuation adjustment in 2011.

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

The loss ratio increased from higher claims and lower claim termination rates on older issued policies, partially offset by an increase in premiums from growth of our in-force block from new sales and in-force rate actions.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Single premium deferred annuities
Account value, beginning of period	$10,831	$10,819	$11,409	$12	—%	$(590)	(5)%
Deposits	1,161	1,140	377	21	2%	763	NM (1)
Surrenders, benefits and product charges	(1,285)	(1,479)	(1,345)	194	13%	(134)	(10)%

Net flows	(124)	(339)	(968)	215	63%	629	65%
Interest credited	331	351	378	(20)	(6)%	(27)	(7)%

Account value, end of period	$11,038	$10,831	$10,819	$207	2%	$12	—%

Single premium immediate annuities
Account value, beginning of period	$6,433	$6,528	$6,675	$(95)	(1)%	$(147)	(2)%
Premiums and deposits	370	343	413	27	8%	(70)	(17)%
Surrenders, benefits and product charges	(929)	(1,004)	(1,028)	75	7%	24	2%

Net flows	(559)	(661)	(615)	102	15%	(46)	(7)%
Interest credited	305	324	344	(19)	(6)%	(20)	(6)%
Effect of accumulated net unrealized investment gains (losses)	263	242	124	21	9%	118	95%

Account value, end of period	$6,442	$6,433	$6,528	$9	—%	$(95)	(1)%

Structured settlements
Account value, net of reinsurance, beginning of period	$1,107	$1,113	$1,115	$(6)	(1)%	$(2)	—%
Surrenders, benefits and product charges	(64)	(64)	(61)	—	—%	(3)	(5)%

Net flows	(64)	(64)	(61)	—	—%	(3)	(5)%
Interest credited	58	58	59	—	—%	(1)	(2)%

Account value, net of reinsurance, end of period	$1,101	$1,107	$1,113	$(6)	(1)%	$(6)	(1)%

Total premiums from fixed annuities	$104	$95	$155	$9	9%	$(60)	(39)%

Total deposits on fixed annuities	$1,427	$1,388	$635	$39	3%	$753	119%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Single premium deferred annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales have increased in 2012 driven by a more competitive offering.

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

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division. See below for a discussion by segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
International Mortgage Insurance segment:
Canada	$234	$159	$176	$75	47%	$(17)	(10)%
Australia	142	196	203	(54)	(28)%	(7)	(3)%
Other Countries	(34)	(27)	(17)	(7)	(26)%	(10)	(59)%

Total International Mortgage Insurance segment	342	328	362	14	4%	(34)	(9)%

U.S. Mortgage Insurance segment	(140)	(513)	(585)	373	73%	72	12%

Total net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	202	(185)	(223)	387	NM (1)	38	17%
Adjustment to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	31	55	28	(24)	(44)%	27	96%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	233	(130)	(195)	363	NM (1)	65	33%
Add: net income attributable to noncontrolling interests	200	139	143	61	44%	(4)	(3)%

Net income (loss)	$433	$9	$(52)	$424	NM (1)	$61	117%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Premiums	$1,016	$1,063	$994	$(47)	(4)%	$69	7%
Net investment income	375	393	355	(18)	(5)%	38	11%
Net investment gains (losses)	16	42	15	(26)	(62)%	27	180%
Insurance and investment product fees and other	1	9	8	(8)	(89)%	1	13%

Total revenues	1,408	1,507	1,372	(99)	(7)%	135	10%

Benefits and expenses:
Benefits and other changes in policy reserves	516	458	390	58	13%	68	17%
Acquisition and operating expenses, net of deferrals	55	248	238	(193)	(78)%	10	4%
Amortization of deferred acquisition costs and intangibles	64	66	58	(2)	(3)%	8	14%
Interest expense	36	31	8	5	16%	23	NM (1)

Total benefits and expenses	671	803	694	(132)	(16)%	109	16%

Income before income taxes	737	704	678	33	5%	26	4%
Provision for income taxes	188	212	166	(24)	(11)%	46	28%

Net income	549	492	512	57	12%	(20)	(4)%
Less: net income attributable to noncontrolling interests	200	139	143	61	44%	(4)	(3)%

Net income available to Genworth Financial, Inc.’s common stockholders	349	353	369	(4)	(1)%	(16)	(4)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(7)	(25)	(7)	18	72%	(18)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$342	$328	$362	$14	4%	$(34)	(9)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Canada	$234	$159	$176	$75	47%	$(17)	(10)%
Australia	142	196	203	(54)	(28)%	(7)	(3)%
Other Countries	(34)	(27)	(17)	(7)	(26)%	(10)	(59)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$342	$328	$362	$14	4%	$(34)	(9)%

2012 compared to 2011

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The year ended December 31, 2012 included a decrease of $1 million attributable to changes in foreign exchange rates.

•

Our Canadian mortgage insurance business increased primarily from a favorable adjustment of $78 million associated with the finalization of the new government guarantee framework in the fourth quarter of 2012 and lower losses, partially offset by lower premiums and net investment income in 2012.

•	Our Australian mortgage insurance business decreased primarily driven by a reserve strengthening, lower premiums and higher interest expense in 2012, partially offset by higher taxes in 2011.

•

Other Countries’ net operating loss increased primarily from the continued aging of existing delinquencies, particularly in Ireland and Italy, as a result of a prolonged economic downturn and lower premiums and net investment income. These were partially offset by lower operating expenses and lower taxes in 2012.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $32 million, including a decrease of $9 million attributable to changes in foreign exchange rates, principally from the seasoning of our larger in-force block of business.

•

Our Australian mortgage insurance business decreased $4 million primarily driven by lower policy cancellations in 2012 and higher ceded reinsurance premiums, partially offset by increased premiums from an actuarial update to premium recognition factors related to policy cancellation experience in 2012.

•

Other Countries decreased $11 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business and lower premium volume from existing lenders in Europe.

Net investment income

•

Our Canadian mortgage insurance business decreased $9 million, including a decrease of $3 million attributable to changes in foreign exchange rates, mainly due to lower reinvestment yields and average invested assets.

•

Our Australian mortgage insurance business decreased $3 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily due to lower reinvestment yields, partially offset by higher average invested assets.

•

Other Countries decreased $6 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from lower investment yields as a result of holding higher cash balances in 2012.

Net investment gains (losses). The decrease in net investment gains was largely driven by our Australian mortgage insurance business primarily related to net realized losses from the sale of securities in 2012 compared to net realized gains in 2011, partially offset by higher net realized gains from the sale of securities in Canada and Other Countries.

Insurance and investment product fees and other. The decrease was primarily attributable to Other Countries from currency transactions related to a foreign branch closure in 2011.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $35 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, and higher benefits from loss mitigation activities. Claims paid also decreased due to a shift in regional mix, with fewer claims from Alberta. These decreases were partially offset by a higher average reserve per delinquency.

•

Our Australian mortgage insurance business increased $91 million, including an increase of $5 million attributable to changes in foreign exchange rates, primarily driven by reserve strengthening of $82 million in the first quarter of 2012. The reserve strengthening was the result of higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. Claims paid also increased in 2012 as a result of an increase in both the number of claims and the average claim payment. These increases were partially offset by lower new delinquencies, net of cures, in 2012.

•

Other Countries increased $2 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily from the continued aging of existing delinquencies, particularly in Ireland and Italy, and a higher average reserve per delinquency. These increases were partially offset by benefits from ongoing loss mitigation activities.

Acquisition and operating expenses, net of deferrals

•

Our Canadian mortgage insurance business decreased $191 million, including a decrease of $7 million attributable to changes in foreign exchange rates, largely from a favorable adjustment of $186 million from the reversal of the accrued liability for exit fees related to the modification of the Government Guarantee Agreement in the fourth quarter of 2012.

•

Our Australian mortgage insurance business increased $6 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily attributable to higher employee compensation expenses in 2012.

•

Other Countries decreased $8 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily as a result of lower operating expenses from cost-saving initiatives in 2012.

Interest expense. Interest expense increased mainly related to our Australian mortgage insurance business from the issuance of debt by our wholly-owned subsidiary in June 2011.

Provision for income taxes. The effective tax rate decreased to 25.5% for the year ended December 31, 2012 from 30.1% for the year ended December 31, 2011. The decrease in the effective tax rate was primarily attributable to lower taxed foreign income, as well as 2011 changes in uncertain Australian tax positions and a Canadian legislative change. The year ended December 31, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase was primarily from a favorable adjustment of $58 million from the reversal of the accrued liability for exit fees related to the modification of the Government Guarantee Agreement in the fourth quarter of 2012.

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	The year ended December 31, 2011 included an increase of $32 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business decreased largely from higher overall losses, taxes and interest expense and lower premiums.

•	Our Australian mortgage insurance business decreased from higher overall losses, taxes and interest expense, partially offset by an increase in premiums and net investment income.

•	Other Countries decreased from higher taxes and lower premiums, partially offset by lower overall losses and general expenses.

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

Acquisition and operating expenses, net of deferrals

•

Our Canadian mortgage insurance business increased $2 million, including an increase of $4 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, acquisition and operating expenses, net of deferrals, decreased primarily from lower stock-based compensation expense driven by the decline in the stock price of Genworth Canada in 2011.

•

Our Australian mortgage insurance business increased $9 million, including an increase of $9 million attributable to changes in foreign exchange rates. Excluding the impact of foreign exchange, acquisition and operating expenses, net of deferrals, were flat as higher deferrable expenses were offset by lower overall expenses.

Amortization of deferred acquisition costs and intangibles

•	Our Canadian mortgage insurance business increased $4 million, including an increase of $2 million attributable to changes in foreign exchange rates, primarily from higher software amortization.

•	Our Australian mortgage insurance business increased $5 million, including an increase of $3 million attributable to changes in foreign exchange rates, mainly from higher software amortization.

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

Provision for income taxes. The effective tax rate increased to 30.1% for the year ended December 31, 2011 from 24.5% for the year ended December 31, 2010. This increase in the effective tax rate was primarily attributable to changes in uncertain Australian tax positions and a Canadian legislative change in 2011, compared to an Australian tax legislative benefit in 2010. The Canadian legislation change passed in June 2011 eliminates the Canadian government guarantee fund. The elimination of the guarantee fund is expected to increase the effective tax rate on our U.S. GAAP earnings as prior deductions for contributions to the fund reduced the effective tax rate on U.S. GAAP earnings. The year ended December 31, 2011 included an increase of $16 million attributable to changes in foreign exchange rates.

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

International Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Primary insurance in-force:
Canada	$303,400	$261,300	$246,300	$42,100	16%	$15,000	6%
Australia	295,600	281,500	283,500	14,100	5%	(2,000)	(1)%
Other Countries	32,200	32,600	34,300	(400)	(1)%	(1,700)	(5)%

Total	$631,200	$575,400	$564,100	$55,800	10%	$11,300	2%

Risk in-force:
Canada	$106,200	$91,500	$86,200	$14,700	16%	$5,300	6%
Australia	103,500	98,500	99,300	5,000	5%	(800)	(1)%
Other Countries	4,300	4,500	4,900	(200)	(4)%	(400)	(8)%

Total	$214,000	$194,500	$190,400	$19,500	10%	$4,100	2%

New insurance written:
Canada	$41,100	$27,000	$26,600	$14,100	52%	$400	2%
Australia	34,900	31,700	29,000	3,200	10%	2,700	9%
Other Countries	1,700	3,100	4,300	(1,400)	(45)%	(1,200)	(28)%

Total	$77,700	$61,800	$59,900	$15,900	26%	$1,900	3%

Net premiums written:
Canada	$548	$542	$534	$6	1%	$8	1%
Australia	493	347	257	146	42%	90	35%
Other Countries	20	34	28	(14)	(41)%	6	21%

Total	$1,061	$923	$819	$138	15%	$104	13%

2012 compared to 2011

Primary insurance in-force and risk in-force

Our businesses in Australia and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia and Canada. For the years ended December 31, 2012 and 2011, this factor was 35%.

Primary insurance in-force and risk in-force increased in Canada primarily as a result of several large bulk transactions in 2012. In Australia, primary insurance in-force and risk in-force also increased primarily as a result of flow new insurance written in a larger high loan-to-value mortgage originations market driven by increased refinance activity and improved affordability from recent interest rate declines, partially offset by lower bulk new insurance written. In Other Countries, the decrease was mainly attributable to ongoing loss mitigation activities in Europe and lower volume from existing lenders in Europe. Primary insurance in-force and risk in-force included increases of $12.4 billion and $4.1 billion, respectively, attributable to changes in foreign exchange rates as of December 31, 2012.

New insurance written

New insurance written in Canada increased primarily as a result of several large bulk transactions in 2012. Flow new insurance written in Canada decreased primarily due to lower new insurance written on high loan-to-value refinance transactions as a result of the government guarantee product changes in July 2012. In Australia, the increase in flow new insurance was mainly attributable to increased refinance activity and improved affordability from recent interest rate declines, partially offset by fewer bulk transactions in 2012. In Other Countries, new insurance written declined primarily due to lower volume from existing lenders in Europe. New insurance written included a decrease of $1.1 billion attributable to changes in foreign exchange rates for the year ended December 31, 2012.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2012, our unearned premium reserves were $3.1 billion, including an increase of $63 million attributable to changes in foreign exchange rates, compared to $2.9 billion as of December 31, 2011. This increase was primarily attributable to Australia from increased volume driven by improved affordability from recent interest rate declines.

Net premiums written in Canada increased primarily from several large bulk transactions in 2012, partially offset by lower flow net premiums written. Net premiums written from flow transactions decreased as a result of a smaller mortgage originations market, particularly for high loan-to-value refinance transactions due to recent government guarantee product changes in July 2012 and lower premium rates from the shorter amortization loans, partially offset by a shift in mix with purchases comprising a higher proportion of new mortgage originations. Net premiums written in Australia increased primarily from higher flow volume and higher flow premium rates, partially offset by higher ceded reinsurance premiums and lower bulk transactions in 2012. In Other Countries, net premiums written decreased attributable to lower flow new insurance written in Europe, particularly in Italy, in 2012. Net premiums written included a decrease of $13 million attributable to changes in foreign exchange rates for the year ended December 31, 2012.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for the businesses included in our International Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Loss ratio:
Canada	33%	37%	33%	(4)%	4%
Australia	70%	47%	40%	23%	7%
Other Countries	122%	91%	96%	31%	(5)%
Total	51%	43%	39%	8%	4%
Expense ratio:
Canada	(7)%	28%	27%	(35)%	1%
Australia	25%	34%	41%	(9)%	(7)%
Other Countries	185%	129%	163%	56%	(34)%
Total	11%	34%	36%	(23)%	(2)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our international mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2012 compared to 2011

The increase in the loss ratio for the year ended December 31, 2012 was primarily attributable to a reserve strengthening in Australia in 2012 and higher losses and lower earned premiums in Europe. In Australia, we strengthened reserves by $82 million in the first quarter of 2012 due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers. In Other Countries, the loss ratio increased as a result of increased losses from the continued aging of existing delinquencies, particularly in Ireland and Italy, and lower net earned premiums. In Canada, the loss ratio decreased as a result of lower losses, partially offset by lower net earned premiums.

The decrease in the expense ratio in Canada was largely driven by the reversal of accrued liability for exit fees related to the modification of the Government Guarantee Agreement which resulted in a favorable adjustment of $186 million in the fourth quarter of 2012. Excluding the favorable adjustment, the expense ratio for Canada and the International Mortgage Insurance segment was 27% and 29%, respectively, for the year ended December 31, 2012. In Australia, the expense ratio decreased primarily attributable to higher net premiums written, partially offset by higher employee compensation expenses. The increase in the expense ratio in Other Countries was primarily attributable to lower net premiums written, partially offset by lower operating expenses which benefited from cost-saving initiatives.

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

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2012	2011	2010
Canada:
95.01% and above	$36,229	$32,098	$29,851
90.01% to 95.00%	25,868	24,059	22,899
80.01% to 90.00%	19,226	16,730	15,247
80.00% and below	24,856	18,571	18,204

Total	$106,179	$91,458	$86,201

Australia:
95.01% and above	$18,930	$16,653	$15,911
90.01% to 95.00%	23,348	20,853	20,027
80.01% to 90.00%	26,651	25,111	25,151
80.00% and below	34,520	35,901	38,138

Total	$103,449	$98,518	$99,227

Other Countries:
95.01% and above	$737	$793	$913
90.01% to 95.00%	2,063	2,051	2,152
80.01% to 90.00%	1,284	1,360	1,513
80.00% and below	250	285	358

Total	$4,334	$4,489	$4,936

Total:
95.01% and above	$55,896	$49,544	$46,675
90.01% to 95.00%	51,279	46,963	45,078
80.01% to 90.00%	47,161	43,201	41,911
80.00% and below	59,626	54,757	56,700

Total	$213,962	$194,465	$190,364

In Canada, risk in-force in the 80.01% and below category increased primarily as a result of several large bulk transactions in 2012. The increases in the other loan-to-value categories were a result of flow new insurance written. In Australia, overall risk in-force increased primarily as a result of new insurance written, primarily in the risk in-force loan-to-value categories of 80.01% and above from a larger high loan-to-value mortgage originations market. In Other Countries, risk in-force in most loan-to-value categories and overall decreased primarily as a result of loss mitigation efforts in Europe partially offset by new business volume. Risk in-force included an increase of $4.1 billion attributable to changes in foreign exchange rates as of December 31, 2012.

The following table sets forth selected financial information regarding the risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2012	2011	2010
Loan type: (1)
Fixed rate mortgage	$4,487	$3,555	$3,720
Adjustable rate mortgage	209,475	190,910	186,644

Total	$213,962	$194,465	$190,364

Mortgage term:
15 years and under	$108,336	$93,774	$88,591
More than 15 years	105,626	100,691	101,773

Total	$213,962	$194,465	$190,364

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

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

	2012	2011	2010
Canada:
Primary insured loans in-force	1,502,858	1,362,092	1,287,153
Delinquent loans	2,153	2,752	3,401
Percentage of delinquent loans (delinquency rate)	0.14%	0.20%	0.26%

Flow loan in-force	1,126,468	1,064,942	1,000,254
Flow delinquent loans	1,924	2,477	3,117
Percentage of flow delinquent loans (delinquency rate)	0.17%	0.23%	0.31%

Bulk loans in-force	376,390	297,150	286,899
Bulk delinquent loans (1)	229	275	284
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.09%	0.10%

Australia:
Primary insured loans in-force	1,440,719	1,437,380	1,468,773
Delinquent loans	5,851	7,874	7,062
Percentage of delinquent loans (delinquency rate)	0.41%	0.55%	0.48%

Flow loan in-force	1,311,052	1,289,200	1,304,337
Flow delinquent loans	5,567	7,626	6,872
Percentage of flow delinquent loans (delinquency rate)	0.42%	0.59%	0.53%

Bulk loans in-force	129,667	148,180	164,436
Bulk delinquent loans (1)	284	248	190
Percentage of bulk delinquent loans (delinquency rate)	0.22%	0.17%	0.12%

Other Countries:
Primary insured loans in-force	199,914	217,141	230,133
Delinquent loans	12,443	12,258	10,619
Percentage of delinquent loans (delinquency rate)	6.22%	5.65%	4.61%

Flow loan in-force	141,589	149,036	163,763
Flow delinquent loans	8,537	8,919	7,695
Percentage of flow delinquent loans (delinquency rate)	6.03%	5.98%	4.70%

Bulk loans in-force	58,325	68,105	66,370
Bulk delinquent loans (1)	3,906	3,339	2,924
Percentage of bulk delinquent loans (delinquency rate)	6.70%	4.90%	4.41%

Total:
Primary insured loans in-force	3,143,491	3,016,613	2,986,059
Delinquent loans	20,447	22,884	21,082
Percentage of delinquent loans (delinquency rate)	0.65%	0.76%	0.71%

Flow loan in-force	2,579,109	2,503,178	2,468,354
Flow delinquent loans	16,028	19,022	17,684
Percentage of flow delinquent loans (delinquency rate)	0.62%	0.76%	0.72%

Bulk loans in-force	564,382	513,435	517,705
Bulk delinquent loans (1)	4,419	3,862	3,398
Percentage of bulk delinquent loans (delinquency rate)	0.78%	0.75%	0.66%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 4,395, 3,840 and 3,376 as of December 31, 2012, 2011 and 2010, respectively.

In Canada, flow and bulk loans in-force increased compared to 2011 primarily from ongoing new business and several large bulk deals in 2012. In Australia, flow loans in-force increased marginally during 2012 as new policies written were mostly offset by policy cancellations. In Other Countries, flow and bulk loans in-force decreased primarily from loss mitigation activities in Europe and Mexico. In Canada, flow delinquent loans decreased compared to 2011 primarily as a result of lower new delinquencies, net of cures. In Australia, flow delinquent loans decreased in 2012 as elevated volumes of claims paid more than offset new delinquencies, net of cures. In Other Countries, flow delinquent loans decreased primarily from loss mitigation activities in Europe and Mexico.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Premiums	$546	$564	$595	$(18)	(3)%	$(31)	(5)%
Net investment income	68	104	116	(36)	(35)%	(12)	(10)%
Net investment gains (losses)	36	46	33	(10)	(22)%	13	39%
Insurance and investment product fees and other	23	5	10	18	NM (1)	(5)	(50)%

Total revenues	673	719	754	(46)	(6)%	(35)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	725	1,325	1,491	(600)	(45)%	(166)	(11)%
Acquisition and operating expenses, net of deferrals	143	156	152	(13)	(8)%	4	3%
Amortization of deferred acquisition costs and intangibles	5	5	6	—	—%	(1)	(17)%

Total benefits and expenses	873	1,486	1,649	(613)	(41)%	(163)	(10)%

Loss before income taxes	(200)	(767)	(895)	567	74%	128	14%
Benefit for income taxes	(84)	(284)	(331)	200	70%	47	14%

Net loss available to Genworth Financial, Inc.’s common stockholders	(116)	(483)	(564)	367	76%	81	14%
Adjustment to net loss available to Genworth Financial, Inc.‘s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(24)	(30)	(21)	6	20%	(9)	(43)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(140)	$(513)	$(585)	$373	73%	$72	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The decrease in the net operating loss available to Genworth Financial, Inc.’s common stockholders was mainly related to a reserve strengthening in the second quarter of 2011 that did not recur. The decrease was also attributable to a decline in delinquencies from loss mitigation efforts and lower new delinquencies, partially offset by continued aging of existing delinquencies in 2012.

Revenues

Premiums decreased driven primarily by lower insurance in-force and lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012. These decreases were partially offset by lower ceded reinsurance premiums related to our captive reinsurance arrangements.

Net investment income decreased from lower reinvestment yields and lower average invested assets principally driven by the sale of investments from portfolio repositioning activities during 2012.

The decrease in net investment gains was primarily driven by lower gains on the sale of investments from portfolio repositioning activities in 2012.

Insurance and investment product fees and other income increased largely from a gain related to the termination of an external reinsurance arrangement in 2012.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decrease in reserves of $759 million, partially offset by an increase in net paid claims of $159 million. The decrease in reserves was primarily driven by lower new delinquencies in 2012 and a reserve strengthening in 2011 that did not recur. In the second quarter of 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations at that time included further deterioration in cure rates and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. The increase in net paid claims was attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under our captive reinsurance arrangements.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower operating expenses as a result of a cost–saving initiative in 2011.

Benefit for income taxes. The effective tax rate increased to 42.0% for the year ended December 31, 2012 from 37.0% for the year ended December 31, 2011. The increase in the effective tax rate was primarily attributable to state income taxes and the increase in tax favored investment benefits in relation to pre-tax results.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a decline in net paid claims of $229 million, partially offset by an increase in reserves of $63 million. The decline in net paid claims was primarily driven by lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements. The overall increase in loss reserves in 2011 was driven by a reserve strengthening of $299 million in the second quarter of 2011. This reserve strengthening was primarily related to a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of this reserve strengthening, approximately $102 million was associated with worsening trends experienced through the second quarter of 2011. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential housing market. Accordingly, these expectations resulted in an additional layer of reserve strengthening of approximately $197 million in the second quarter of 2011 bringing the total reserve strengthening to $299 million in 2011. Emerging loss development patterns within our portfolio of delinquencies during the second half of 2011 remained consistent with the expectations underlying our reserve strengthening in the second quarter of 2011. These increases were partially offset by lower new delinquencies in 2011 along with stable aging of existing delinquencies in the second half of 2011.

In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modifications were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Claims experience in the fourth quarter of 2010 indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010 bringing the total reserve strengthening to $435 million in 2010. We also recorded a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in reserves of $185 million, in 2010 that did not recur.

Acquisition and operating expenses, net of deferrals, increased primarily from an increase in costs associated with a workforce reduction as part of a cost-saving initiative in 2011.

Benefit for income taxes. The effective tax rate remained flat at 37.0% for the years ended December 31, 2011 and 2010.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Primary insurance in-force	$110,000	$116,500	$125,900	$(6,500)	(6)%	$(9,400)	(7)%
Risk in-force	26,400	27,400	29,300	(1,000)	(4)%	(1,900)	(6)%
New insurance written	16,400	10,200	9,800	6,200	61%	400	4%
Net premiums written	552	573	593	(21)	(4)%	(20)	(3)%

2012 compared to 2011

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of lapses driven by an increase in the mortgage refinance market. Our mortgage insurance market share decreased slightly compared to the year ended December 31, 2011 due to tighter mortgage insurance guidelines and our pricing structure, partially offset by an increase in flow new insurance written from an increase in the mortgage insurance origination market. In addition, risk in-force decreased due to tighter mortgage insurance guidelines as well as a continued weak housing market and reduced mortgage credit liquidity. Flow persistency was 81% and 85% for the years ended December 31, 2012 and 2011, respectively.

New insurance written

New insurance written increased primarily driven by an increase in the mortgage refinance originations and increased penetration in the mortgage insurance origination market.

Net premiums written

Net premiums written decreased due to lapses and lower assumed reinsurance premiums, partially offset by higher new insurance written.

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

New insurance written

New insurance written increased primarily driven by an increase in the overall mortgage insurance market following FHA pricing changes and increased refinancing activity, as well as our mortgage insurance market share benefited from the exit of several competitors from the market.

Net premiums written

Net premiums written decreased due to lower reinsurance premiums, partially offset by higher new insurance written as a result of an overall increase in the mortgage insurance market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Loss ratio	133%	234%	251%	(101)%	(17)%
Expense ratio	27%	28%	27%	(1)%	1%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our U.S. mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2012 compared to 2011

The decrease in the loss ratio was primarily attributable to a decrease in reserves, partially offset by an increase in net paid claims. The decrease in reserves was primarily driven by lower new delinquencies in 2012 and a reserve strengthening in 2011 that did not recur. In 2011, we strengthened reserves by $299 million primarily related to a decline in cure rates during the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of the reserve strengthening, approximately $102 million was associated with worsening trends in recent experience. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations at that time included further deterioration in cure rates and an ongoing weakness in the U.S. residential real estate market. Accordingly, these expectations resulted in an additional reserve strengthening of approximately $197 million in the second quarter of 2011. The increase in net paid claims was attributable to continued aging of the delinquency inventory volume and a significant reduction in ceded claims under captive arrangements.

The expense ratio decreased primarily from lower operating expenses as a result of a cost-saving initiative in 2011, partially offset by lower written premiums in 2012.

2011 compared to 2010

The decrease in the loss ratio was primarily attributable to a decline in net paid claims, partially offset by an increase in reserves and a decrease in net earned premiums. The decline in net paid claims was primarily driven by lower claim counts and lower average claim payments reflecting lower loan balances, partially offset by lower benefits from our captive reinsurance arrangements. The overall increase in loss reserves in 2011 was driven by a reserve strengthening of $299 million in the second quarter of 2011. This reserve strengthening was primarily related to a decline in cure rates in the second quarter of 2011 for delinquent loans and continued aging of existing delinquencies. Of this reserve strengthening, approximately $102 million was associated with worsening trends experienced through the second quarter of 2011. These trends were associated with a range of factors, including reduced opportunities to mitigate losses through loan modification actions due to a higher percentage of early stage delinquencies shifting to a more aged delinquency status. Specifically, reduced cure rates were driven by lower levels of borrower self-cures and lender loan modifications outside of government-sponsored modification programs. In addition, our expectations going forward include further deterioration in cure rates from a continuation of current market trends and an ongoing weakness in the U.S. residential housing market. Accordingly, these expectations resulted in an additional layer of reserve strengthening of approximately $197 million in the second quarter of 2011 bringing the total reserve strengthening to $299 million in 2011. Emerging loss development patterns within our portfolio of delinquencies during the second half of 2011 remained consistent with the expectations underlying our reserve strengthening in the second quarter of 2011. These increases were partially offset by lower new delinquencies in 2011 along with stable aging of existing delinquencies in the second half of 2011.

In the third quarter of 2010, we strengthened reserves by $85 million principally related to Florida as opportunities to mitigate losses through loan modification were reduced due to a higher level of later stage delinquencies and a larger base of investor-owned properties within the state of Florida as compared to our broader portfolio. In the fourth quarter of 2010, we strengthened reserves by $350 million mainly related to decreased loan modifications throughout all geographic regions of the country and increased foreclosure starts, particularly in Florida. Claims experience in the fourth quarter of 2010 indicated that decreased loan modifications were driven by underperforming loan servicers and increased foreclosures in Florida, California, Arizona and Nevada. This experience within our portfolio accounted for approximately $150 million of reserve strengthening in the fourth quarter of 2010 and was based on reduced levels of loan modifications and increased foreclosure levels that we saw emerging during the fourth quarter of 2010. In addition, our expectations going forward are that loan modifications will continue trending downward and foreclosure levels will continue increasing beyond current levels. Consequently, these expectations resulted in the additional reserve strengthening of approximately $200 million in the fourth quarter of 2010 bringing the total reserve strengthening to $435 million in 2010. We also recorded a settlement with a counterparty related to our GSE Alt-A business of $5 million, consisting of net paid claims of $180 million and a decrease in reserves of $185 million, in 2009 that did not recur.

The expense ratio increased as a result of an increase in costs associated with a workforce reduction as part of a cost-saving initiative, as well as lower net premiums written for the year ended December 31, 2011.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2012	2011	2010
Primary risk in-force lender concentration (by original applicant)	$26,207	$27,180	$29,037
Top 10 lenders	12,835	13,355	14,647
Top 20 lenders	14,521	15,306	16,729

Loan-to-value ratio:
95.01% and above	$7,238	$6,848	$7,274
90.01% to 95.00%	9,297	9,563	10,044
80.01% to 90.00%	9,242	10,311	11,243
80.00% and below	430	458	476

Total	$26,207	$27,180	$29,037

Loan grade: (1)
Prime	$24,527	$25,219	$26,806
A minus and sub-prime	1,680	1,961	2,231

Total	$26,207	$27,180	$29,037

Loan type: (2)
Fixed rate mortgage:
Flow	$25,293	$26,133	$27,874
Bulk	473	500	517
Adjustable rate mortgage:
Flow	423	527	624
Bulk	18	20	22

Total	$26,207	$27,180	$29,037

Type of documentation:
Alt-A: (3)
Flow	$593	$747	$872
Bulk	35	38	41
Standard: (4)
Flow	25,123	25,913	27,626
Bulk	456	482	498

Total	$26,207	$27,180	$29,037

Mortgage term:
15 years and under	$816	$534	$425
More than 15 years	25,391	26,646	28,612

Total	$26,207	$27,180	$29,037

(1)

In the fourth quarter of 2012, we conformed all FICO score classifications to be based upon FICO scores at loan closing. Previously, certain classifications were based upon FICO scores at a point in time post-loan closing. All prior periods have been re-presented to conform to this modified classification.

(2)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.
(3)

Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected delinquency rate than standard documentation loans.

(4)

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

	2012	2011	2010
Primary insurance:
Insured loans in-force	658,527	714,467	781,024
Delinquent loans	69,239	87,007	95,395
Percentage of delinquent loans (delinquency rate)	10.51%	12.18%	12.21%

Flow loan in-force	595,348	633,246	687,964
Flow delinquent loans	66,340	83,931	92,225
Percentage of flow delinquent loans (delinquency rate)	11.14%	13.25%	13.41%

Bulk loans in-force	63,179	81,221	93,060
Bulk delinquent loans (1)	2,899	3,076	3,170
Percentage of bulk delinquent loans (delinquency rate)	4.59%	3.79%	3.41%

A minus and sub-prime loans in-force (2)	46,631	54,713	62,289
A minus and sub-prime loans delinquent loans (2)	12,817	16,038	18,380
Percentage of A minus and sub-prime delinquent loans (delinquency rate) (2)	27.49%	29.31%	29.51%

Pool insurance:
Insured loans in-force	12,949	14,418	17,880
Delinquent loans	721	778	989
Percentage of delinquent loans (delinquency rate)	5.57%	5.40%	5.53%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,415, 1,592 and 1,713 as of December 31, 2012, 2011 and 2010, respectively.

(2)

In the fourth quarter of 2012, we conformed all FICO score classifications to be based upon FICO scores at loan closing. Previously, certain classifications were based upon FICO scores at a point in time post-loan closing. All prior periods have been re-presented to conform to this modified classification.

Delinquency and foreclosure levels that developed principally in our 2005, 2006, 2007 and 2008 book years have remained high as the United States continues to experience weakness in its residential real estate market, particularly in Florida, California, Arizona and Nevada. These trends also continue to be especially evident within these book years in our A minus, Alt-A, adjustable rate mortgages and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies and lower foreclosure starts in 2012.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	December 31, 2012
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	16,977	$150	$668	22%
4 - 11 payments	17,398	441	749	59%
12 payments or more	31,965	1,137	1,562	73%

Total	66,340	$1,728	$2,979	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2011
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	21,272	$193	$835	23%
4 - 11 payments	24,493	646	1,075	60%
12 payments or more	38,166	1,360	1,870	73%

Total	83,931	$2,199	$3,780	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2012	Percent of total reserves as of December 31, 2012 (1)	Delinquency rate as of December 31,
			2012	2011	2010
By Region:
Southeast (2)	21%	35%	14.69%	17.10%	16.79%
South Central (3)	15	9	7.71%	10.15%	11.00%
Northeast (4)	15	16	13.32%	12.80%	11.66%
Pacific (5)	12	12	9.72%	12.52%	14.39%
North Central (6)	12	11	9.81%	11.89%	11.51%
Great Lakes (7)	9	6	7.78%	9.00%	8.92%
New England (8)	6	4	9.63%	10.59%	10.71%
Mid-Atlantic (9)	5	4	9.87%	10.73%	10.67%
Plains (10)	5	3	6.62%	7.87%	8.14%

Total	100%	100%	10.51%	12.18%	12.21%

(1)	Total reserves were $2,009 million as of December 31, 2012.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of December 31, 2012	Percent of total reserves as of December 31, 2012 (1)	Delinquency rate as of December 31,
			2012	2011	2010
By State:
Florida	7%	25%	26.24%	29.30%	28.31%
Texas	7%	3%	6.86%	8.34%	8.71%
New York	7%	7%	11.85%	10.66%	9.76%
California	6%	5%	7.25%	10.86%	13.99%
Illinois	5%	8%	14.29%	16.70%	15.79%
New Jersey	4%	6%	19.44%	19.07%	17.30%
Pennsylvania	4%	3%	11.23%	11.85%	10.94%
North Carolina	4%	3%	9.99%	11.89%	11.23%
Georgia	4%	3%	11.88%	14.79%	16.16%
Ohio	3%	2%	8.03%	8.73%	8.19%

(1)	Total reserves were $2,009 million as of December 31, 2012.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2012:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2001 and prior	7.75%	2.0%	$1,914	1.7%	$477	1.8%
2002	6.60%	1.4	1,457	1.3	364	1.4
2003	5.61%	3.7	5,830	5.3	973	3.7
2004	5.85%	4.7	4,054	3.7	942	3.6
2005	5.87%	12.7	7,328	6.7	1,914	7.3
2006	6.26%	19.1	10,078	9.2	2,519	9.6
2007	6.26%	38.2	22,992	20.9	5,712	21.8
2008	5.82%	17.5	21,069	19.2	5,277	20.2
2009	5.06%	0.4	4,882	4.4	985	3.8
2010	4.67%	0.2	6,322	5.7	1,395	5.3
2011	4.44%	0.1	8,136	7.4	1,897	7.2
2012	3.75%	—	15,930	14.5	3,752	14.3

Total portfolio	5.60%	100.0%	$109,992	100.0%	$26,207	100.0%

(1)	Total reserves were $2,009 million as of December 31, 2012.

Typically, claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary U.S. mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims were paid during the first two years after loan origination. However, the pattern of claims frequency can be affected by factors such as deteriorating economic conditions that can result in increasing claims which was the case with our 2007 and 2006 books, but we expect the pattern of claims frequency within our 2009 book to return to that of a more traditional claim trend level. Primary insurance written for the period from January 1, 2005 through December 31, 2009 represented 60% of our primary insurance in-force as of December 31, 2012. Historically, traditional primary loans reach their expected peak claim level within a three- to seven-year period. Therefore, the primary loans written during the five-year period ended December 31, 2009, are now within or past their peak claim period. Our A minus and sub-prime loans continue to have earlier incidences of default than our prime loans. Based upon FICO at loan closing, A minus and sub-prime loans represented 7% and 8% of our primary risk in-force as of December 31, 2012 and 2011, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2012 were $1,098 million, compared to $942 million and $1,173 million for the years ended December 31, 2011 and 2010, respectively. Pool insurance claims paid for the year ended December 31, 2012 were $7 million, compared to $4 million or less for the years ended December 31, 2011 and 2010.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 95%, 104% and 110% for the years ended December 31, 2012, 2011 and 2010, respectively.

Corporate and Other Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Other Division. See below for a discussion by segment and Corporate and Other activities.

	Years ended December 31,			Increase (decrease) and percentage change

(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
International Protection segment	$24	$91	$70	$(67)	(74)%	$21	30%
Wealth Management segment	42	47	40	(5)	(11)%	7	18%
Runoff segment	46	27	23	19	70%	4	17%
Corporate and Other activities	(205)	(220)	(184)	15	7%	(36)	(20)%

Total net operating loss available to Genworth Financial, Inc.’s common stockholders	(93)	(55)	(51)	(38)	(69)%	(4)	(8)%
Adjustments to net operating loss available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net of taxes and other adjustments	(18)	(139)	(23)	121	87%	(116)	NM (1)
Goodwill impairment, net of taxes	(86)	(19)	—	(67)	NM (1)	(19)	NM (1)
Gain on sale of business, net of taxes	13	36	—	(23)	(64)%	36	NM (1)
Net tax benefit related to separation from our former parent	—	—	106	—	—%	(106)	(100)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(184)	$(177)	$32	$(7)	(4)%	$(209)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Premiums	$682	$839	$939	$(157)	(19)%	$(100)	(11)%
Net investment income	131	173	154	(42)	(24)%	19	12%
Net investment gains (losses)	6	(1)	5	7	NM (1)	(6)	(120)%
Insurance and investment product fees and other	3	11	14	(8)	(73)%	(3)	(21)%

Total revenues	822	1,022	1,112	(200)	(20)%	(90)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	150	135	196	15	11%	(61)	(31)%
Acquisition and operating expenses, net of deferrals	483	590	609	(107)	(18)%	(19)	(3)%
Amortization of deferred acquisition costs and intangibles	113	143	162	(30)	(21)%	(19)	(12)%
Goodwill impairment	89	—	—	89	NM (1)	—	—%
Interest expense	45	38	51	7	18%	(13)	(25)%

Total benefits and expenses	880	906	1,018	(26)	(3)%	(112)	(11)%

Income (loss) before income taxes	(58)	116	94	(174)	(150)%	22	23%
Provision for income taxes	1	26	21	(25)	(96)%	5	24%

Net income (loss) available to Genworth Financial, Inc’s common stockholders	(59)	90	73	(149)	(166)%	17	23%
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(3)	1	(3)	(4)	NM (1)	4	133%
Goodwill impairment, net of taxes	86	—	—	86	NM (1)	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$24	$91	$70	$(67)	(74)%	$21	30%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased as a result of lower premiums and an increase in reserves, partially offset by lower operating expenses. The year ended December 31, 2012 included a decrease of $8 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premium volume driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships. The year ended December 31, 2012 included a decrease of $50 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a lower gain position, lower average invested assets and lower reinvestment yields. The year ended December 31, 2012 included a decrease of $11 million attributable to changes in foreign exchange rates.

We had net investment gains in 2012 from portfolio repositioning activities compared to net investment losses in 2011.

Insurance and investment product fees and other decreased mainly attributable to lower third-party administration fees in 2012 and non-functional currency transactions as a result of changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by lower favorable claim reserve adjustments which were partially offset by lower paid claims from a decrease in new claim registrations in 2012. In addition, we reclassified loss adjustment expenses of $12 million from acquisition and operating expenses, net of deferrals, in 2012. The year ended December 31, 2012 included a decrease of $10 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from a decrease in paid commissions related to a decline in new business in 2012 and lower operating expenses as a result of a cost-saving initiative in 2011 and 2012. In addition, we reclassified loss adjustment expenses of $12 million to benefits and other changes in policy reserves in 2012. The year ended December 31, 2012 included a decrease of $31 million attributable to changes in foreign exchange rates.

Amortization of DAC and intangibles decreased primarily as a result of lower premium volume in 2012. The year ended December 31, 2012 included a decrease of $8 million attributable to changes in foreign exchange rates.

The goodwill impairment charge was recorded in the third quarter of 2012. See “Critical Accounting Estimates” for additional information. The year ended December 31, 2012 included a decrease of $8 million attributable to changes in foreign exchange rates.

Interest expense increased due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in 2012. The year ended December 31, 2012 included a decrease of $4 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to (1.7)% for the year ended December 31, 2012 from 22.4% for the year ended December 31, 2011. This decrease in the effective tax rate was primarily attributable to a goodwill impairment in 2012 and changes in lower taxed foreign income in 2012 compared to 2011.

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

Acquisition and operating expenses, net of deferrals, decreased largely from a decrease in paid commissions related to a decline in new business. This decrease was partially offset by an increase in profit commissions driven by lower claims, higher costs associated with a workforce reduction as part of a cost-saving initiative in 2011 and higher regulatory expenses. The year ended December 31, 2011 included an increase of $23 million attributable to changes in foreign exchange rates.

Amortization of DAC and intangibles decreased primarily as a result of lower premium volume. The year ended December 31, 2011 included an increase of $6 million attributable to changes in foreign exchange rates.

Interest expense decreased due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in 2011.

Provision for income taxes. The effective tax rate increased to 22.4% for the year ended December 31, 2011 from 22.3% for the year ended December 31, 2010. This increase in the effective tax rate was primarily attributable to lower taxed foreign income in 2011 compared to 2010. The year ended December 31, 2011 also included an increase of $1 million attributable to changes in foreign exchange rates.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

(Amounts in millions)	Years ended December 31,			Increase (decrease) and percentage change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Sales:
Lifestyle protection insurance:
Traditional indemnity premiums	$897	$998	$941	$(101)	(10)%	$57	6%
Premium equivalents for administrative services only business	8	22	19	(14)	(64)%	3	16%
Reinsurance premiums assumed accounted for under the deposit method	635	716	765	(81)	(11)%	(49)	(6)%

Total	$1,540	$1,736	$1,725	$(196)	(11)%	$11	1%

Loss ratio	22%	16%	21%	6%		(5)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

2012 compared to 2011

Sales declined from reduced levels of consumer lending as a result of deteriorating economic conditions in certain regions in 2012. The year ended December 31, 2012 included a decrease of $129 million attributable to changes in foreign exchange rates.

The loss ratio increased mainly driven by lower favorable claim reserve adjustments in 2012 and a decrease in premiums from lower volumes driven by reduced levels of consumer lending and lower premiums from the exit of certain client bank relationships. These increases were partially offset by lower claims paid from a decrease in new claim registrations in 2012.

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

Wealth Management segment

Segment results of operations

The following table sets forth the results of operations relating to our Wealth Management segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Net investment gains (losses)	$—	$—	$—	$—	—%	$—	—%
Insurance and investment product fees and other	390	453	352	(63)	(14)%	101	29%

Total revenues	390	453	352	(63)	(14)%	101	29%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	278	372	287	(94)	(25)%	85	30%
Amortization of deferred acquisition costs and intangibles	5	5	4	—	—%	1	25%

Total benefits and expenses	283	377	291	(94)	(25)%	86	30%

Income before income taxes	107	76	61	31	41%	15	25%
Provision for income taxes	52	29	21	23	79%	8	38%

Net income available to Genworth Financial, Inc.’s common stockholders	55	47	40	8	17%	7	18%
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—	—%	—	—%
Gain on sale of business, net of taxes	(13)	—	—	(13)	NM (1)	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$42	$47	$40	$(5)	(11)%	$7	18%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily from the sale of our tax and accounting financial advisor unit, GFIS, in the second quarter of 2012 and negative net flows in 2012, partially offset by favorable market performance during 2012.

Revenues

Insurance and investment product fees and other decreased primarily from lower fees due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and negative net flows in 2012, partially offset by a $38 million gain recognized on the sale and favorable market performance during 2012.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased largely from lower commission expenses due to the sale of our tax and accounting financial advisor unit in the second quarter of 2012.

Provision for income taxes. The effective tax rate increased to 48.6% for the year ended December 31, 2012 from 38.2% for the year ended December 31, 2011. The increase in the effective tax rate was primarily attributable to the sale of our tax and accounting financial advisor unit, GFIS, in 2012.

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

Wealth Management selected operating performance measures

The following table sets forth selected operating performance measures regarding our Wealth Management segment as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Assets under management, beginning of period	$25,087	$24,740	$18,865	$347	1%	$5,875	31%
Gross flows	4,984	6,869	5,773	(1,885)	(27)%	1,096	19%
Redemptions	(6,215)	(5,420)	(3,726)	(795)	(15)%	(1,694)	(45)%

Net flows	(1,231)	1,449	2,047	(2,680)	(185)%	(598)	(29)%
Market performance	1,264	(1,102)	1,639	2,366	NM (3)	(2,741)	(167)%
Acquisition (1)	—	—	2,189	—	—%	(2,189)	(100)%
Disposition (2)	(2,771)	—	—	(2,771)	NM (3)	—	—%

Assets under management, end of period	$22,349	$25,087	$24,740	$(2,738)	(11)%	$347	1%

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

(3)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Wealth Management results represent Genworth Financial Wealth Management, Inc., Genworth Financial Investment Services, Inc., Genworth Financial Trust Company, Centurion Financial Advisers, Inc., Quantivus Consulting, Inc. and the Altegris companies.

2012 compared to 2011

The decrease in assets under management was primarily driven by the sale of our tax and accounting financial advisor unit on April 2, 2012, partially offset by favorable market performance. Negative net flows primarily related to the movement of a legacy block of managed accounts and from relative investment performance in 2012.

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

Runoff segment

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Premiums	$5	$260	$322	$(255)	(98)%	$(62)	(19)%
Net investment income	145	140	130	5	4%	10	8%
Net investment gains (losses)	24	(174)	(2)	198	114%	(172)	NM (1)
Insurance and investment product fees and other	207	299	215	(92)	(31)%	84	39%

Total revenues	381	525	665	(144)	(27)%	(140)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	37	234	270	(197)	(84)%	(36)	(13)%
Interest credited	132	135	156	(3)	(2)%	(21)	(13)%
Acquisition and operating expenses, net of deferrals	79	142	155	(63)	(44)%	(13)	(8)%
Amortization of deferred acquisition costs and intangibles	51	70	75	(19)	(27)%	(5)	(7)%
Interest expense	1	2	2	(1)	(50)%	—	—%

Total benefits and expenses	300	583	658	(283)	(49)%	(75)	(11)%

Income (loss) before income taxes	81	(58)	7	139	NM (1)	(65)	NM (1)
Provision (benefit) for income taxes	23	(21)	(12)	44	NM (1)	(9)	(75)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	58	(37)	19	95	NM (1)	(56)	NM (1)
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(12)	100	4	(112)	(112)%	96	NM (1)
Gain on sale of business, net of taxes	—	(36)	—	36	100%	(36)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$46	$27	$23	$19	70%	$4	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased primarily related to our variable annuity products largely from favorable equity market performance in 2012 and a $7 million charge from the discontinuance of our variable annuity offerings in 2011 that did not recur. Net operating income in 2011 included income from our Medicare supplement insurance business that was sold in the fourth quarter of 2011.

Revenues

Premiums decreased driven by the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

Net investment income increased primarily from higher policy loan income in 2012 and an increase in average invested assets in our variable annuity products, partially offset by the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and lower gains of $3 million from limited partnerships accounted for under the equity method in 2012.

Net investment gains in 2012 were principally from gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses, net losses from the sale of investment securities and impairments. Net investment losses in 2011 were largely related to losses on embedded derivatives associated with our variable annuity products with GMWBs and impairments, partially offset by derivative gains and net gains from the sale of investment securities.

Insurance and investment product fees and other decreased mainly attributable to a $79 million gain recognized on the sale of our Medicare supplement insurance business in 2011 that did not recur and lower average account values of our variable annuity products in 2012.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to the sale of our Medicare supplement insurance business in the fourth quarter of 2011 and from a decrease in our GMDB reserves in our variable annuity products due to favorable equity market impacts in 2012.

Interest credited decreased principally related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals, decreased principally from the sale of our Medicare supplement insurance business in the fourth quarter of 2011, a $9 million charge from the discontinuance of our variable annuity offerings in 2011 that did not recur and lower production of our variable annuity products in 2012 due to block runoff.

Amortization of DAC and intangibles decreased largely related to the sale of our Medicare supplement insurance business in the fourth quarter of 2011. Our variable annuity products were flat as favorable equity market impacts in 2012 and a $9 million favorable unlocking driven by lower surrenders were offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs and a $13 million unfavorable unlocking related to our annual review of assumptions.

Provision (benefit) for income taxes. The effective tax rate decreased to 28.4% for the year ended December 31, 2012 from 36.2% for the year ended December 31, 2011. The decrease in the effective tax rate was primarily attributable to the sale of a subsidiary in 2011 that did not recur and changes in tax favored investments.

2011 compared to 2010

Net operating income available to Genworth Financial, Inc.’s common stockholders

We reported higher net operating income available to Genworth Financial, Inc.’s common stockholders in 2011 compared to 2010 primarily related to an increase from our institutional products from lower interest paid on our floating rate policyholder liabilities, partially offset by our variable annuity products largely driven by unfavorable equity market performance in 2011, a $7 million charge in the first quarter of 2011 from the discontinuance of our variable annuity offerings and the sale of our Medicare supplement insurance business in the fourth quarter of 2011.

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

Insurance and investment product fees and other increased mainly attributable to a $79 million gain recognized on the sale of our Medicare supplement insurance business.

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

Benefit for income taxes. The effective tax rate increased to 36.2% for the year ended December 31, 2011 from (171.4)% for the year ended December 31, 2010. The increase in the effective tax rate was primarily attributable to the sale of a subsidiary and changes in tax favored investments.

Runoff selected operating performance measures

Variable annuity products

The following table sets forth selected operating performance measures regarding our variable annuity products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Income Distribution Series (1)
Account value, beginning of period	$6,265	$6,590	$5,943	$(325)	(5)%	$647	11%
Deposits	85	203	659	(118)	(58)%	(456)	(69)%
Surrenders, benefits and product charges	(710)	(686)	(565)	(24)	(3)%	(121)	(21)%

Net flows	(625)	(483)	94	(142)	(29)%	(577)	NM (2)
Interest credited and investment performance	501	158	553	343	NM (2)	(395)	(71)%

Account value, end of period	$6,141	$6,265	$6,590	$(124)	(2)%	$(325)	(5)%

Traditional variable annuities
Account value, net of reinsurance, beginning of period	$1,766	$2,078	$2,016	$(312)	(15)%	$62	3%
Deposits	13	27	108	(14)	(52)%	(81)	(75)%
Surrenders, benefits and product charges	(326)	(343)	(275)	17	5%	(68)	(25)%

Net flows	(313)	(316)	(167)	3	1%	(149)	(89)%
Interest credited and investment performance	209	4	229	205	NM (2)	(225)	(98)%

Account value, net of reinsurance, end of period	$1,662	$1,766	$2,078	$(104)	(6)%	$(312)	(15)%

Variable life insurance
Account value, beginning of period	$284	$313	$298	$(29)	(9)%	$15	5%
Deposits	9	11	12	(2)	(18)%	(1)	(8)%
Surrenders, benefits and product charges	(39)	(42)	(37)	3	7%	(5)	(14)%

Net flows	(30)	(31)	(25)	1	3%	(6)	(24)%
Interest credited and investment performance	38	2	40	36	NM (2)	(38)	(95)%

Account value, end of period	$292	$284	$313	$8	3%	$(29)	(9)%

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

2012 compared to 2011

Income Distribution Series

Account value decreased primarily driven by surrenders outpacing deposits, partially offset by favorable market performance during 2012. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional variable annuities

In our traditional variable annuities, account value decreased primarily driven by surrenders outpacing deposits, partially offset by favorable market performance during 2012. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

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

Variable life insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
GICs, FABNs and Funding Agreements
Account value, beginning of period	$2,623	$3,717	$4,502	$(1,094)	(29)%	$(785)	(17)%
Deposits	84	—	493	84	NM (1)	(493)	(100)%
Surrenders and benefits	(630)	(1,199)	(1,452)	569	47%	253	17%

Net flows	(546)	(1,199)	(959)	653	54%	(240)	(25)%
Interest credited	73	106	163	(33)	(31)%	(57)	(35)%
Foreign currency translation	3	(1)	11	4	NM (1)	(12)	(109)%

Account value, end of period	$2,153	$2,623	$3,717	$(470)	(18)%	$(1,094)	(29)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Account value related to our institutional products decreased from 2011 mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities. Deposits in 2012 increased related to our Federal Home Loan Bank membership.

2011 compared to 2010

Account value related to our institutional products decreased from 2010 mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities and lower average crediting rates. We had no new sales in 2011 as we explored the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenues:
Net investment income	$30	$32	$38	$(2)	(6)%	$(6)	(16)%
Net investment gains (losses)	(51)	(60)	(35)	9	15%	(25)	(71)%
Insurance and investment product fees and other	120	40	45	80	200%	(5)	(11)%

Total revenues	99	12	48	87	NM (1)	(36)	(75)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	151	50	72	101	NM (1)	(22)	(31)%
Amortization of deferred acquisition costs and intangibles	12	12	13	—	—%	(1)	(8)%
Goodwill impairment	—	29	—	(29)	(100)%	29	NM (1)
Interest expense	308	331	293	(23)	(7)%	38	13%

Total benefits and expenses	471	422	378	49	12%	44	12%

Loss before income taxes	(372)	(410)	(330)	38	9%	(80)	(24)%
Benefit for income taxes	(134)	(133)	(230)	(1)	(1)%	97	42%

Net loss available to Genworth Financial, Inc.’s common stockholders	(238)	(277)	(100)	39	14%	(177)	(177)%
Adjustments to net loss available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	33	38	22	(5)	(13)%	16	73%
Goodwill impairment, net of taxes	—	19	—	(19)	(100)%	19	NM (1)
Net tax benefit related to separation from our former parent	—	—	(106)	—	—%	106	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(205)	$(220)	$(184)	$15	7%	$(36)	(20)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2012 compared to 2011

Net operating loss available to Genworth Financial, Inc.’s common stockholders

We reported a lower net operating loss available to Genworth Financial, Inc.’s common stockholders in 2012 compared to 2011 primarily as a result of higher tax benefits and lower interest expense, partially offset by higher operating expenses in 2012.

Revenues

Net investment losses decreased primarily related to lower impairments in 2012. This increase was partially offset by an increase in derivative losses and higher losses from the sale of securities related to portfolio repositioning in 2012.

Insurance and investment product fees and other increased mainly attributable to higher income related to our reverse mortgage business in 2012.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased as a result of $78 million associated with our reverse mortgage business primarily related to broker commissions on loans and higher unallocated expenses to our operating segments in 2012.

The goodwill impairment related to our reverse mortgage business and was recorded in the fourth quarter of 2011.

Interest expense decreased mainly attributable to a $20 million favorable adjustment in 2012 related to the Tax Matters Agreement with our former parent company.

The increase in the income tax benefit was primarily related to changes in state income taxes and uncertain tax positions.

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

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.8%	$2,666	5.0%	$2,697	5.0%	$2,619	(0.2)%	$(31)	—%	$78
Fixed maturity securities—non-taxable	2.9%	11	4.0%	35	4.3%	59	(1.1)%	(24)	(0.3)%	(24)
Commercial mortgage loans	5.7%	340	5.7%	365	5.6%	391	—%	(25)	0.1%	(26)
Restricted commercial mortgage loans related to securitization entities (1)	8.5%	32	8.8%	40	7.4%	39	(0.3)%	(8)	1.4%	1
Equity securities	4.4%	19	5.4%	19	6.7%	14	(1.0)%	—	(1.3)%	5
Other invested assets (2)	15.8%	206	12.1%	162	8.6%	104	3.7%	44	3.5%	58
Restricted other invested assets related to securitization entities (1)	0.3%	1	—%	—	0.5%	2	0.3%	1	(0.5)%	(2)
Policy loans	7.7%	123	7.9%	120	7.8%	112	(0.2)%	3	0.1%	8
Cash, cash equivalents and short-term investments	0.8%	35	1.0%	37	0.5%	21	(0.2)%	(2)	0.5%	16

Gross investment income before expenses and fees	4.9%	3,433	5.0%	3,475	4.9%	3,361	(0.1)%	(42)	0.1%	114
Expenses and fees	(0.1)%	(90)	(0.1)%	(95)	(0.1)%	(95)	—%	5	—%	—

Net investment income	4.8%	$3,343	4.9%	$3,380	4.8%	$3,266	(0.1)%	$(37)	0.1%	$114

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.
(2)

Included in other invested assets was $83 million, $107 million and $81 million of net investment income related to reinsurance arrangements accounted for under the deposit method in 2012, 2011 and 2010, respectively.

Yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The decrease in overall weighted-average investment yields in 2012 was primarily attributable to lower reinvestment yields and lower income attributable to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in 2012, partially offset by higher average invested assets in longer duration products and $17 million of higher gains related to limited partnerships accounted for under the equity method compared to 2011. Net investment income in 2012 also included $6 million of lower bond calls and prepayments compared to 2011.

The increase in overall weighted-average investment yields in 2011 was primarily attributable to improved performance of limited partnerships and $14 million of higher bond calls and prepayments compared to 2010. Net investment income in 2011 included $28 million of gains related to limited partnerships accounted for under the equity method compared to $13 million of losses in 2010.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Available-for-sale securities:
Realized gains	$172	$210	$156
Realized losses	(143)	(160)	(151)

Net realized gains (losses) on available-for-sale securities	29	50	5

Impairments:
Total other-than-temporary impairments	(62)	(118)	(122)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(44)	(14)	(86)

Net other-than-temporary impairments	(106)	(132)	(208)

Trading securities	21	27	19
Commercial mortgage loans	4	6	(29)
Net gains (losses) related to securitization entities (1)	81	(47)	(3)
Derivative instruments	4	(99)	50
Contingent consideration adjustment	(10)	(25)	—
Other	—	—	23

Net investment gains (losses)	$23	$(220)	$(143)

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2012 compared to 2011

•

We recorded $106 million of net other-than-temporary impairments in 2012 as compared to $132 million in 2011. Of total impairments, $80 million and $66 million, respectively, related to structured securities, including $50 million and $37 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities in 2012 and 2011. Impairments related to corporate securities were $20 million in 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $56 million in 2011. In 2012 and 2011, we recorded $1 million and $2 million, respectively, of impairments related to limited partnership investments. In 2011, we also recorded $3 million of impairments related to real estate held-for-investment.

•

Net investment gains related to derivatives of $4 million in 2012 were primarily due to gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These gains were partially offset by losses related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. Additionally, there were losses on embedded derivatives related to variable annuity products with GMWB riders primarily due to the policyholder funds underperformance of underlying variable annuity funds as compared to market indices and market losses resulting from volatility. Net investment losses related to derivatives of $99 million in 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily attributable to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses from the change in market value of our credit default swaps due to widening credit spreads. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business attributable to significant long-term interest rate declines.

•

Net gains related to the sale of available-for-sale securities were $29 million in 2012 compared to $50 million in 2011. We recorded $81 million of net gains related to securitization entities during 2012 compared to $47 million of net losses during 2011 primarily associated with derivatives. During 2012, we recorded $15 million of lower contingent consideration adjustments compared to 2011 mainly related to the purchase of Altegris in 2010. During 2012, we also recorded $6 million of lower gains related to trading securities compared to 2011.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2012 and 2011 was $1,491 million from the sale of 286 securities and $1,884 million from the sale of 326 securities, respectively, which was approximately 92% and 93%, respectively, of book value. The loss on sales of securities in 2012 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during 2012 included one U.S. corporate security sold for a total loss of $8 million and one municipal bond sold for a total loss of $4 million in the first quarter of 2012, three foreign bonds sold for a total loss of $5 million in the second quarter of 2012, one foreign corporate security that was sold for a total loss of $2 million in the third quarter of 2012 and five asset-backed securities that were sold for a total loss of $17 million and three U.S. corporate securities that were sold for a total loss of $11 million in the fourth quarter of 2012 related to portfolio repositioning activities. The securities sold at a loss during 2011 included two U.S. corporate securities that were sold for a total loss of $11 million in the first quarter of 2011, one foreign corporate security that was sold for a total loss of $11 million in the second quarter of 2011, one U.S. corporate security that was sold for a total loss of $4 million in the third quarter of 2011 and one commercial mortgage obligation that was sold for a total loss of $10 million, one U.S. corporate security that was sold for a total loss of $10 million, one equity security that was sold for a total loss of $7 million and one foreign bond that was sold for a total loss of $4 million in the fourth quarter of 2011 related to portfolio repositioning activities.

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

•

Net investment losses related to derivatives of $99 million in 2011 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily attributed to underperformance of the underlying variable annuity funds as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses from the change in market value of our credit default swaps due to widening credit spreads. These losses were partially offset by ineffectiveness gains from our cash flow hedge programs related to our long-term care insurance business attributable to significant long-term interest rate declines. Net investment gains related to derivatives of $50 million in 2010 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders, which included a reduction in the GMWB embedded derivative as a result of changes in the assumption used to incorporate non-performance risk into the discount rate used to value GMWB embedded derivatives. Additionally, there were gains from our non-qualifying interest rate swaps due to decreases in long-term interest rates and gains from our credit default swaps due to narrowing credit spreads. These gains were partially offset by losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain international subsidiaries.

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

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2012		2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$47,763	61%	$45,420	59%
Private	14,398	18	12,875	17
Commercial mortgage loans	5,872	8	6,092	8
Other invested assets	3,503	4	4,819	6
Policy loans	1,601	2	1,549	2
Equity securities, available-for-sale	518	1	361	—
Restricted other invested assets related to securitization entities (1)	393	1	377	1
Restricted commercial mortgage loans related to securitization entities (1)	341	—	411	1
Cash and cash equivalents	3,653	5	4,488	6

Total cash, cash equivalents and invested assets	$78,042	100%	$76,392	100%

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2012, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,484	$1,025	$—	$(18)	$—	$5,491
Tax-exempt (1)	308	16	—	(30)	—	294
Government—non-U.S. (2)	2,173	250	—	(1)	—	2,422
U.S. corporate (2), (3)	22,873	3,317	19	(104)	—	26,105
Corporate—non-U.S. (2)	14,577	1,262	—	(47)	—	15,792
Residential mortgage-backed (4)	5,744	549	13	(124)	(101)	6,081
Commercial mortgage-backed	3,253	178	5	(82)	(21)	3,333
Other asset-backed (4)	2,660	50	—	(65)	(2)	2,643

Total fixed maturity securities	56,072	6,647	37	(471)	(124)	62,161
Equity securities	483	41	—	(6)	—	518

Total available-for-sale securities	$56,555	$6,688	$37	$(477)	$(124)	$62,679

(1)	Fair value included municipal bonds of $206 million related to special revenue bonds, $82 million related to general obligation bonds and $6 million related to other municipal bonds.
(2)	Fair value included $612 million of European periphery exposure.
(3)	Fair value included municipal bonds of $1,085 million related to special revenue bonds and $440 million related to general obligation bonds.
(4)	Fair value included $301 million collateralized by sub-prime residential mortgage loans and $242 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $3.9 billion primarily as a result of the change in interest rates and as purchases exceeded sales and maturities in 2012.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $31 million and $81 million as of December 31, 2012 and 2011, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities and trading bonds in Greece, Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. The following table sets forth the fair value of our exposure to these peripheral European countries as of December 31:

	Sovereign debt		Non-financial		Financial—hybrids		Financial—non-hybrids		Total
(Amounts in millions)	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Ireland	$3	$3	$190	$194	$—	$—	$25	$23	$218	$220
Spain	—	13	134	147	22	24	59	89	215	273
Italy	3	2	167	165	—	—	1	11	171	178
Portugal	—	—	17	25	—	—	—	—	17	25
Greece	—	—	1	1	—	—	—	2	1	3

Total	$6	$18	$509	$532	$22	$24	$85	$125	$622	$699

During the fourth quarter of 2012, financial markets showed signs of improvement despite mixed economic signals from the United States and Europe. While European Central Bank policies and actions were supportive and fears of a disorderly Greek default were stemmed, a lack of fundamental economic strength in Europe weighed on financial markets. During 2012, we reduced our exposure to the peripheral European countries by $77 million to $622 million with unrealized gains of $21 million. As of December 31, 2012, our exposure was diversified with direct exposure to local economies of $241 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $98 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $283 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2012
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,285	614	47%	$4	1
2005	1,185	282	59%	2	1
2006	1,129	261	67%	—	—
2007	986	164	75%	66	1
2008	260	56	71%	3	1
2009	—	—	—%	—	—
2010	98	17	58%	—	—
2011	281	54	63%	—	—
2012	688	97	66%	—	—

Total	$5,912	1,545	62%	$75	4

(1)	Represents weighted-average loan-to-value as of December 31, 2012.

	2011
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,805	792	49%	$19	2
2005	1,366	302	63%	3	1
2006	1,208	268	71%	—	—
2007	1,099	180	75%	—	—
2008	267	56	75%	—	—
2009	—	—	—%	—	—
2010	101	17	63%	—	—
2011	294	55	65%	—	—

Total	$6,140	1,670	63%	$22	3

(1)	Represents weighted-average loan-to-value as of December 31, 2011.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Allowance for credit losses:
Beginning balance	$51	$59	$48
Charge-offs (1)	(2)	(5)	(23)
Recoveries	—	—	—
Provision	(7)	(3)	34

Ending balance	$42	$51	$59

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$42	$51	$59

Recorded investment:
Ending balance	$5,912	$6,140	$6,772

Ending balance of individually impaired loans	$—	$10	$30

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,912	$6,130	$6,742

(1)	Charge-offs in 2010 included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

The charge-offs during 2012 and 2011 were related to individually impaired commercial mortgage loans. The increase in the provision during 2010 was related to a change in reserving assumptions to reflect the current market environment, partially offset by charge-offs related to individually impaired commercial mortgage loans.

Restricted commercial mortgage loans related to securitization entities

See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2012		2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,149	33%	$1,485	31%
Derivatives counterparty collateral	840	24	1,023	21
Trading securities	566	16	788	16
Limited partnerships	339	10	344	7
Short-term investments	265	8	657	14
Securities lending collateral	187	5	406	9
Other investments	157	4	116	2

Total other invested assets	$3,503	100%	$4,819	100%

Derivatives and derivative counterparty collateral decreased primarily attributable to terminations and the long-term interest rate environment. Short-term investments decreased as sales and maturities were reinvested in cash equivalents. Trading securities decreased primarily attributable to sales and securities lending collateral decreased primarily due to a decrease in demand for the securities lending program in the United States.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	December 31, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(2,253)	$10,146
Inflation indexed swaps	Notional	544	10	—	554
Foreign currency swaps	Notional	—	259	(76)	183
Forward bond purchase commitments	Notional	504	—	(48)	456

Total cash flow hedges		13,447	269	(2,377)	11,339

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(316)	723
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(316)	808

Total derivatives designated as hedges		14,571	269	(2,693)	12,147

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	2,773	(3,642)	6,331
Interest rate swaps related to securitization entities (1)	Notional	117	—	(13)	104
Credit default swaps	Notional	1,110	100	(278)	932
Credit default swaps related to securitization entities (1)	Notional	314	—	(2)	312
Equity index options	Notional	522	1,652	(1,238)	936
Financial futures	Notional	2,924	5,746	(6,978)	1,692
Equity return swaps	Notional	326	202	(342)	186
Other foreign currency contracts	Notional	779	358	(1,137)	—
Reinsurance embedded derivatives	Notional	228	53	(281)	—

Total derivatives not designated as hedges		13,520	10,884	(13,911)	10,493

Total derivatives		$28,091	$11,153	$(16,604)	$22,640

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	December 31, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,714	—	(2,687)	45,027
Fixed index annuity embedded derivatives	Policies	433	1,610	(30)	2,013

The decrease in the notional value of derivatives was primarily attributable to a $2.3 billion notional decrease in qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products, a $1.2 billion notional decrease in the financial futures associated with our institutional products, a $1.2 billion notional decrease in interest rate swaps and a $0.7 billion notional decrease in derivatives used to hedge foreign currency and equity market risk. In addition, there was a $0.3 billion notional decrease due to the termination of the reinsurance embedded derivative. These decreases were partially offset by a $0.4 billion notional increase in the non-qualifying hedges associated with our variable annuity products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity embedded derivatives increased as a result of a new product that we began offering during late 2011.

Consolidated Balance Sheets

Total assets. Total assets increased $1.1 billion from $112.2 billion as of December 31, 2011 to $113.3 billion as of December 31, 2012.

•

Cash, cash equivalents and invested assets increased $1.7 billion primarily from an increase of $2.5 billion in invested assets, partially offset by a decrease of $0.8 billion in cash and cash equivalents. Our fixed maturity securities portfolio increased $3.9 billion primarily as a result of a change in interest rates and as purchases exceeded sales and maturities in 2012. Other invested assets decreased $1.3 billion mainly related to derivatives and derivative counterparty collateral primarily attributable to terminations and the long-term interest rate environment and from a decrease in short-term investments as sales and maturities were reinvested in cash equivalents. Trading securities also decreased primarily attributable to sales and securities lending collateral decreased primarily due to a decrease in demand for the securities lending program in the United States.

•

Goodwill decreased $125 million as result of the impairment of all of the goodwill associated with our international protection reporting unit in the third quarter of 2012 and the write-off of the goodwill associated with our tax and accounting financial advisor unit which was sold in the second quarter of 2012.

•	Separate account assets decreased $185 million as death and surrender benefits exceeded favorable market performance in 2012.

Total liabilities. Total liabilities decreased $0.5 billion from $96.0 billion as of December 31, 2011 to $95.5 billion as of December 31, 2012.

•

Our policyholder-related liabilities increased $1.2 billion. Our long-term care insurance business increased from growth of our in-force block and higher claims. Our life insurance business increased from growth of our term universal and universal life insurance products. Our international mortgage insurance business increased from higher unearned premiums in 2012. These increases were partially offset by a decrease in our U.S. mortgage insurance business due to lower delinquencies in 2012 and in our institutional products from scheduled maturities.

•

Other liabilities decreased $1.1 billion primarily related to tax settlements resulting in a decrease in current taxes payable. Decreased demand for the securities lending program in the United States and the reversal of the liability associated with exit fees related to the Government Guarantee Agreement in Canada also contributed to the decrease. The decrease was also attributable to lower derivatives and derivative counterparty collateral primarily attributable to terminations and the long-term interest rate environment during 2012.

•

Long-term borrowings increased $50 million principally from the issuance of $350 million of senior notes in March 2012, partially offset by the repayment of $222 million in June 2012 and the repurchase of approximately $100 million in December 2012.

•	Non-recourse funding obligations decreased $1.2 billion mainly from the repayment and repurchase of non-recourse funding obligations during 2012.

•	Deferred tax liability increased $707 million largely from an increase in net unrealized investment gains in 2012.

•	Separate account liabilities decreased $185 million as death and surrender benefits exceeded favorable market performance in 2012.

Total stockholders’ equity. Total stockholders’ equity increased $1.6 billion from $16.2 billion as of December 31, 2011 to $17.8 billion as of December 31, 2012.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $323 million for the year ended December 31, 2012.

•	Accumulated other comprehensive income (loss) increased $1.2 billion predominately attributable to higher net unrealized investment gains as a result of the long-term interest rate environment.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth Financial and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Net cash from operating activities	$962	$3,125	$1,336
Net cash from investing activities	(722)	(59)	(1,815)
Net cash from financing activities	(1,101)	(1,641)	(1,512)

Net increase (decrease) in cash before foreign exchange effect	$(861)	$1,425	$(1,991)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had lower net cash inflows from operating activities during 2012 compared to 2011 primarily as a result of a decrease in derivative activity, higher tax settlements and higher paid claims related to our life, U.S. mortgage and international mortgage insurance businesses in 2012.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had higher net cash outflows from investing activities during 2012 compared to 2011 as a result of higher purchases and lower sales of fixed maturity securities in 2012, partially offset by cash inflows from other invested assets in 2012 compared to cash outflows in 2011.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had lower net cash outflows from financing activities during 2012 primarily related to lower redemptions of our investment contracts in 2012.

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

Genworth Financial, Inc.—holding company

We act as a holding company for our subsidiaries and do not have any significant operations of our own. Our principal sources of cash include proceeds from the issuance of debt and equity securities, dividends from our subsidiaries, payments to us under our tax sharing and expense reimbursement arrangements with our subsidiaries and sales of assets. Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. We expect dividends paid to us by our insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance.

Our primary uses of funds at our holding company include payment of holding company general operating expenses, payment of principal, interest and other expenses related to holding company debt, payment of dividends on our common stock (to the extent declared by our Board of Directors), amounts we owe to GE under the Tax Matters Agreement, payments to subsidiaries for tax sharing agreements, contributions to subsidiaries, repurchase of debt and equity, and, potentially, acquisitions. We do not have any long-term debt maturities until June 2014, when $500 million of long-term notes mature. We may from time to time seek to repurchase or redeem our outstanding notes (including our notes maturing in June 2014) for cash in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2012, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.1 billion to us in 2013 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2013 at this level as they retain capital for growth and to meet capital requirements.

During the years ended December 31, 2012, 2011 and 2010, we received cash dividends from our subsidiaries of $545 million, $478 million and $342 million, respectively. Our international insurance subsidiaries paid dividends of $240 million, $414 million and $312 million during the years ended December 31, 2012, 2011 and 2010, respectively. Our domestic insurance subsidiaries paid dividends of $374 million ($175 million of which were deemed “extraordinary”), $12 million (none of which were deemed “extraordinary”) and $47 million ($20 million of which were deemed “extraordinary”), respectively, during the years ended December 31, 2012, 2011 and 2010.

We provided capital support to some of our insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling up to $953 million as of December 31, 2012. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•	A capital support agreement of up to $400 million with our insurance subsidiary domiciled in Bermuda relating to an intercompany reinsurance agreement;

•	A capital support agreement of up to $275 million with our insurance subsidiary domiciled in Bermuda relating to an excess of loss intercompany reinsurance agreement; and

•	A capital support agreement of up to $260 million with one of our insurance subsidiaries to fund claims to support our international mortgage insurance business in Mexico.

In addition to capital support, we also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $65 million as of December 31, 2012. We provide a limited guarantee to Rivermont Insurance Company (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2012 and 2011, the fair value of this derivative was $1 million and $6 million, respectively. We also provide an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our mortgage insurance subsidiary located in the United Kingdom. However, based on risk in-force as of December 31, 2012, we believe our mortgage insurance subsidiary located in the United Kingdom has sufficient reserves and capital to cover its policyholder obligations.

In connection with our IPO, we entered into a Tax Matters Agreement with GE, which represents an obligation by us to GE. The balance of this obligation was $279 million as of December 31, 2012.

The following table sets forth our parent company only condensed cash flows for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Net cash from operating activities	$94	$147	$81
Net cash from investing activities	(148)	148	(444)
Net cash from financing activities	(10)	(201)	(213)

Net increase (decrease) in cash before foreign exchange effect	$(64)	$94	$(576)

Cash flows from operating activities are primarily affected by the dividends from our subsidiaries and the timing of investment income and expenses paid. The decrease in cash from operating activities was primarily attributable to higher tax settlements in 2012, partially offset by higher dividends received from our subsidiaries and a lower decrease related to derivative activity in 2012.

Cash flows from investing activities are principally affected by the capital contributions paid to subsidiaries and investment activity. During 2012, we purchased approximately $150 million of securities compared to 2011 when we sold approximately $200 million of securities. During 2012, we made $20 million of capital contributions to our subsidiaries as compared to $15 million in 2011. In 2012, we also made a payment of $18 million related to the contingent consideration as a result of the Altegris purchase.

Cash flows from financing activities are affected by payments and proceeds from our borrowings. During the fourth quarter of 2012, as a result of a tender offer, we repurchased principal of approximately $100 million of senior notes due in 2014. We also repaid $222 million of senior notes that matured in June 2012. In March 2012, we priced a $350 million reopening of our senior notes due in September 2021.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life and long-term care insurance policies, are matched with investments having similar estimated lives such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of December 31, 2012, our total cash, cash equivalents and invested assets were $78.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 29% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2012.

As of December 31, 2012, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 430% of the company action level as of December 31, 2012.

As of December 31, 2012, GEMICO, our primary U.S. mortgage insurance subsidiary, exceeded the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI. As of December 31, 2012, GEMICO’s risk-to-capital ratio was approximately 36.9:1. However, effective January 31, 2011, the NCDOI granted GEMICO a revocable waiver of compliance with its risk-to-capital requirement. The waiver as amended, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina through July 31, 2014. Ten additional states are currently providing GEMICO with revocable waivers (or the equivalent) to their risk-to-capital requirements to also allow GEMICO to continue to write new business through July 31, 2014 except for two states whose waivers expire earlier (where we are in the process of seeking additional extensions through July 31, 2014, although one of those states, the state of Illinois, granted us an interim extension through March 31, 2013). Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. These waivers (including from the NCDOI), their equivalents and other approvals remain revocable at the discretion of the applicable regulator. Five states have not waived their maximum 25:1 risk-to-capital ratio requirement. In four of these states, we write new business out of another insurance subsidiary, GRMAC, and in the fifth state, out of GRMIC-NC. Operating in this manner remains subject to the ongoing approval of the relevant states and compliance with risk-to-capital requirements (which will be a function of the amount of business written by these subsidiaries). The GSEs also have approved this arrangement subject to specified conditions through December 31, 2013.

On January 31, 2013, our European mortgage insurance subsidiaries received a $21 million cash capital contribution. We then subsequently contributed the shares of our European mortgage insurance subsidiaries with an estimated value of $230 million to our U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies as part of the Capital Plan for our U.S. mortgage insurance subsidiaries.

In June 2011, Genworth Canada repurchased approximately 6.2 million common shares for CAD$160 million through a substantial issuer bid. Brookfield participated in the issuer bid by making a proportionate tender and received CAD$90 million and Brookfield continued to hold approximately 57.5% of the outstanding common shares of Genworth Canada in June 2011.

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of common shares of Genworth Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of the common shares of Genworth Canada held by the U.S. mortgage insurance companies.

As of December 31, 2012, we had approximately $105 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. These contracts also provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

In May 2009, due to ratings downgrades, one of our wholly-owned life insurance subsidiaries provided security in an aggregate amount of $483 million for the benefit of certain of its wholly-owned life insurance subsidiaries that have issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements.

Capital resources and financing activities

We had two five-year revolving credit facilities of $930 million each, one that matured in May 2012 and the other in August 2012. We did not renew either of these facilities. These facilities had variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin. At the time of maturity, we had no borrowings under either of these facilities and no letters of credit outstanding. Any letters of credit that were previously outstanding under these facilities have been replaced via other arrangements. As of December 31, 2011, we had no borrowings under either of these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries.

During the fourth quarter of 2012, we completed a tender offer for up to $100 million of our 5.75% senior notes that mature in June 2014. As a result of this tender offer, we repurchased principal of approximately $100 million of these notes, plus accrued interest on the notes repurchased, for a pre-tax loss of $6 million. The tender offer was completed for an aggregate of $109 million (including a premium and accrued interest paid on the notes repurchased).

We repaid $222 million of our 5.65% senior notes that matured in June 2012.

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

In March 2011, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.625% per year payable semi-annually, and maturing in September 2021 (“September 2021 Notes”). The September 2021 Notes are our direct, unsecured obligations and will rank equally in the right of payment with all of our existing and future unsecured and unsubordinated obligations. We have the option to redeem all or a portion of the September 2021 Notes at any time with proper notice to the note holders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread. The net proceeds of $397 million from the issuance of the September 2021 Notes were used for general corporate purposes. In March 2012, we issued $350 million aggregate principal amount of additional September 2021 Notes. These September 2021 Notes were issued at a public offering price of 103% of principal amount, with a yield to maturity of 7.184%. The net proceeds of $358 million from the issuance of these new September 2021 Notes were used for general corporate purposes, including increasing liquidity at the holding company level.

During 2012, River Lake Insurance Company, our indirect wholly-owned subsidiary, repaid $11 million of its total outstanding floating rate subordinated notes due in 2033.

In December 2012, we repurchased $20 million of non-recourse funding obligations issued by River Lake Insurance Company II (“River Lake II), our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of $4 million. We accounted for these transactions as redemptions of our non-recourse funding obligations.

On March 26, 2012, River Lake Insurance Company IV Limited (“River Lake IV”), our indirect wholly-owned subsidiary, repaid $3 million of its total outstanding $8 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. During the three months ended September 30, 2012, as part of a life block transaction, we acquired $270 million of non-recourse funding obligations issued by River Lake IV, which were accounted for as redemptions of our non-recourse funding obligations and resulted in a U.S. GAAP after-tax gain of approximately $21 million. The life block transaction also resulted in higher after-tax DAC amortization of $25 million reflecting loss recognition associated with a third-party reinsurance treaty plus additional expenses. The combined transactions resulted in a U.S. GAAP after-tax loss of $6 million in the three months ended September 30, 2012 which was included in our U.S. Life Insurance segment. In December 2012, we repaid the remaining outstanding non-recourse funding obligations issued by River Lake IV of $235 million.

In January 2012, as part of a life block transaction, we acquired $475 million of our non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”), our indirect wholly-owned subsidiary, which were accounted for as redemptions of our non-recourse funding obligations and resulted in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the life block transaction, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of DAC amortization, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million in the three months ended March 31, 2012 which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining outstanding non-recourse funding obligations issued by River Lake III of $176 million.

During 2011, we acquired $175 million aggregate principal amount of notes issued by River Lake II, River Lake III and River Lake IV secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $48 million. We accounted for these transactions as redemptions of our non-recourse funding obligations.

On March 25, 2011, River Lake IV repaid $6 million of its total outstanding $22 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

On June 1, 2011, we redeemed all the remaining outstanding shares of our 5.25% Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

For further information about our borrowings, refer to note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

We believe existing holding company cash combined with proceeds from the issuance of debt, dividends from our subsidiaries, permitted payments to us under our tax sharing arrangements with our subsidiaries and sales of assets will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. In addition, we currently manage holding company liquidity to maintain a minimum balance of two times annual debt interest payments and currently expect to maintain an additional excess of $350 million through the end of 2013. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding company. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. These obligations, as of December 31, 2012, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2013	2014-2015	2016-2017	2018 and thereafter
Borrowings and interest (1)	$10,097	$351	$1,659	$846	$7,241
Operating lease obligations	94	27	36	19	12
Other purchase liabilities (2)	98	52	40	6	—
Securities lending and repurchase obligations (3)	1,737	1,728	9	—	—
Commercial mortgage loan commitments (4)	44	44	—	—	—
Limited partnership commitments (4)	64	28	24	12	—
Insurance liabilities (5)	84,947	4,501	5,017	4,059	71,370
Tax matters agreement (6)	340	49	81	89	121
Unrecognized tax benefits (7)	58	11	12	—	35

Total contractual obligations	$97,479	$6,791	$6,878	$5,031	$78,779

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
(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2013.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans and interests in limited partnerships.
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

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2012 and 2011 were $575 million and $644 million, respectively, including $424 million and $487 million, respectively, of securitized assets required to be consolidated.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2012, 2011 or 2010.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support for certain securitization entities was provided under credit support agreements that remain in place throughout the life of the related entities. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. As of December 31, 2012 and 2011, we provided limited recourse for a maximum of $39 million and $40 million, respectively, of credit losses related to one of our commercial mortgage loan entities that was required to be consolidated with total assets of $65 million and $91 million, respectively, as of December 31, 2012 and 2011. There were no amounts recorded for these limited recourse liabilities as of December 31, 2012 and 2011. We did not provide limited recourse to any additional securitization entities.

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

Credit markets continued to show signs of improvement across most asset classes during 2012. Additionally, U.S. Treasury yields remained at historically low levels during 2012. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In 2012, the U.S. dollar weakened against currencies in Canada, Australia and the United Kingdom, as well as the Euro, as compared to 2011. This has generally resulted in higher levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

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

Interest Rate Risk

We enter into market-sensitive instruments primarily for purposes other than trading. Our life insurance, long-term care insurance and deferred annuity products have significant interest rate risk and are associated with our U.S. life insurance subsidiaries. Our international mortgage insurance business and immediate annuity products have moderate interest rate risk, while our wealth management, lifestyle protection insurance and U.S. mortgage insurance businesses have relatively low interest rate risk.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or credit spreads will reduce our margin or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates can impact the profitability of these products. As of December 31, 2012, of our $11.0 billion deferred annuity products, $1.1 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with no guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6%. Of our $4.8 billion of universal life insurance products as of December 31, 2012, $3.5 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

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

Our life and long-term care insurance products as well as our guaranteed benefits on variable annuities also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life and long-term care insurance products and may increase hedging costs on our in-force block of variable annuity products. A prolonged low interest rate environment may negatively impact the sufficiency of our margins on our DAC and PVFP, which could result in an impairment. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

The significant interest rate risk that is present in our life insurance, long-term care insurance and deferred annuity products is a result of longer duration liabilities where a significant portion of cash flows to pay benefits comes from investment returns. Additionally, certain of these products have implicit and explicit rate guarantees or optionality that is significantly impacted by changes in interest rates. We seek to minimize interest rate risk by purchasing assets to better align the duration of our assets with the duration of the liabilities or utilizing derivatives to mitigate interest rate risk for product lines where asset durations are not sufficient to align with the related liability. Additionally, we also minimize certain of these risks through product design features.

The carrying value of our investment portfolio as of December 31, 2012 and 2011 was $74.4 billion and $71.9 billion, respectively, of which 84% and 81%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

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

We use derivative instruments, such as interest rate swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain interest rate risk by:

•	reducing the risk between the timing of the receipt of cash and its investment in the market;

•	extending or shortening the duration of assets to better align with the duration of the liabilities; and

•	protecting against the early termination of an asset or liability.

As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivatives activities.

Assuming investment yields remain at the 2012 year end levels and based on our existing policies and investment portfolio as of December 31, 2012, the impact from investing in that lower interest rate environment could reduce our margin of investment income above our interest credited or interest accretion related to our liabilities (“investment margins”) by approximately $50 million, $80 million and $100 million, respectively, in 2013, 2014 and 2015 compared to our 2012 investment margins. In determining the potential impact, we have included potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust policyholder rates due to guaranteed crediting rates or floors. The impact on our investment margins represents our expected investment yield using year end 2012 investment yields as well as changes in interest recognized, if any, on our insurance liabilities, such as our expected policyholder crediting rate (for interest bearing liabilities) or interest accretion (for non-interest bearing liabilities which are discounted). The above impacts do not contemplate any evaluation of reserve adequacy or unlocking of DAC. Our U.S. Life Insurance segment represents approximately 70%, 85% and 85%, respectively, of this impact in 2013, 2014 and 2015.

As discussed above, we use derivatives to mitigate our interest rate risk primarily in our U.S. Life Insurance segment. As a result of having derivatives where we apply cash flow hedge accounting and assuming the same assumptions as noted in the previous paragraph, we would expect to reclassify amounts from other comprehensive income to income of approximately $50 million, $70 million and $95 million, respectively, for the years ended December 31, 2013, 2014 and 2015 before considering the impacts from DAC amortization or taxes. Absent these benefits from applying hedge accounting to current investments that were purchased in a lower rate environment and reinvestments at 2012 year end levels, the impact to our investment spread presented above would have represented an expected decrease of approximately $100 million, $150 million and $195 million, respectively, in 2013, 2014 and 2015 compared to 2012 before considering the impacts from DAC amortization or taxes.

Equity Market Risk

Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and certain equity linked products. Certain variable annuity products have living benefit guarantees that expose us to equity market risk if the performance of the underlying mutual funds in the separate account products experience downturns and volatility for an extended period of time potentially resulting in more payments from general account assets than from contractholder separate account investments. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover DAC on these products and could lead to write-offs of DAC, as well as increased hedging costs. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products, where we have equity market risk exposure.

Our revenues and returns from our mutual fund wrapped and separately managed account products and services could also be impacted by downturns and volatility in equity markets. Generally, these equity-based products and services generate fees from the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage.

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

Foreign Currency Risk

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S.-denominated securities. As of December 31, 2012 and 2011, approximately 21% and 25%, respectively, of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. We currently do not hedge the translation of operating results for our international operations. For the years ended December 31, 2012, 2011 and 2010, 94%, 168% and 199%, respectively, of our income, excluding net investment gains (losses), was generated by our international operations. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non- U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

We use derivative instruments, such as foreign currency swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain foreign currency risks by

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

The following discussion about the potential effects of changes in interest rates, foreign currency exchange rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate, foreign currency exchange rate and equity market price shifts on our financial condition and results of operations. Although we believe shock-tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock-tests for changes in interest rates, foreign currency exchange rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. For the purpose of this sensitivity analysis, we excluded the potential impacts on our insurance liabilities that are not considered financial instruments, with the exception of those insurance liabilities that have embedded derivatives that are required to be bifurcated in accordance with U.S. GAAP. In addition, this sensitivity analysis does not include a variety of other potential factors that could affect our business as a result of these changes in interest rates, foreign currency exchange rates and equity market prices.

Interest Rate Risk

One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is referred to as a parallel shift in the yield curve. Note that all impacts noted below exclude any effects of deferred taxes, DAC and PVFP unless otherwise noted.

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.4 billion based on our securities positions as of December 31, 2012, as compared to an estimated decrease of $3.7 billion under this model as of December 31, 2011. The increase in the impact of the parallel shift in the yield curve in 2012 was due to the increase in the fair value of our investment portfolio as well as the increase in duration of fixed maturity securities to better align with the liabilities being backed by these investments. Additionally, the results of this parallel shift in the yield curve would cause the fair value of our commercial mortgage loans to decrease by approximately $270 million based on our commercial mortgage loans as of December 31, 2012, as compared to an estimated decrease of $256 million as of December 31, 2011.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $825 million based on our derivatives portfolio as of December 31, 2012, as compared to an estimated decline of $921 million under this model as of December 31, 2011. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of approximately $291 million and would require us to post cash margin related to our futures contracts of $79 million based on our derivatives portfolio as of December 31, 2012. Of the $825 million estimated decrease in fair value on our derivatives portfolio as of December 31, 2012, $101 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2012. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $114 million based on our GMWB embedded derivative liabilities as of December 31, 2012, as compared to an estimated decline of $137 million under this model as of December 31, 2011.

The impact on our insurance liabilities is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity, of our variable rate debt were as follows as of December 31, 2012:

(Amounts in millions)	Principal amount	Weighted-average interest rate	Fair value (2)
Maturity: (1)
Non-recourse funding obligations:
River Lake Insurance Company, 2033	$1,059	1.41%	$766
River Lake Insurance Company II, 2035	692	0.99%	518
Rivermont Insurance Company I, 2050	315	2.21%	178

Total non-recourse funding obligations	2,066	1.54%	1,462
Floating rate junior notes, 2021 (3)	145	8.67%	150

Total floating rate debt	$2,211		$1,612

(1)	There are no maturities over the next five years.
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

As of December 31, 2011, the weighted-average interest rate on our non-recourse funding obligations was 1.41% based on $3,256 million of non-recourse funding obligations. The weighted-average interest rate on subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited was 9.23% based on $143 million of principal as of December 31, 2011.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $43 million based on our equity positions as of December 31, 2012, as compared to an estimated decline of $31 million under this model for the year ended December 31, 2011.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $74 million based on our equity market derivatives as of December 31, 2012, as compared to an estimated increase of $95 million under this model as of December 31, 2011. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our GMWB embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a

10% decline in equity market prices would result in an estimated increase in fair value of $77 million based on our GMWB embedded derivative liabilities as of December 31, 2012, as compared to an estimated increase of $90 million under this model as of December 31, 2011.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2012, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would decrease our pre-tax results by approximately $69 million for the year ended December 31, 2012, as compared to an estimated decrease of $65 million under this model for the year ended December 31, 2011.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $27 million as of December 31, 2012, as compared to an estimated decrease of $31 million under this model for the year ended December 31, 2011. The change in fair value of derivatives may not result in a direct impact to our income as a result of certain derivatives that may be designated as qualifying hedge relationships.

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

All counterparty exposure is measured on a net mark-to-market basis where the valuation of a derivative is adjusted to reflect current market values. This is achieved by estimating the net present value of derivatives positions contracted and outstanding with each counterparty and calculating the gross loss (excluding recoveries) that would be sustained in the event of a counterparty bankruptcy (taking into account netting and pledged collateral under the applicable ISDA Master Agreement and CSA). Investment exposure limits to counterparties take into account all exposures (through derivatives, bond investments, repurchase transactions or otherwise).

We also engage in derivatives transactions traded on regulated exchanges or clearinghouses where the exchanges or clearinghouse ensure the performance of the contracts.

Item 8.	Financial Statements and Supplementary Data

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2012, the Company retrospectively adopted guidance relating to the presentation of comprehensive income and a change in accounting for costs associated with acquiring and renewing insurance contracts, and retrospectively changed its method of accounting for the liability of future policy benefits for level premium term life insurance policies. In addition, the Company changed its method of accounting for embedded credit derivatives and variable interest entities in 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2013

GENWORTH FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	December 31,
	2012	2011
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,161	$58,295
Equity securities available-for-sale, at fair value	518	361
Commercial mortgage loans	5,872	6,092
Restricted commercial mortgage loans related to securitization entities	341	411
Policy loans	1,601	1,549
Other invested assets	3,503	4,819
Restricted other invested assets related to securitization entities ($393 and $376 carried at fair value)	393	377

Total investments	74,389	71,904
Cash and cash equivalents	3,653	4,488
Accrued investment income	715	691
Deferred acquisition costs	5,036	5,193
Intangible assets	481	580
Goodwill	1,128	1,253
Reinsurance recoverable	17,230	16,998
Other assets	743	958
Separate account assets	9,937	10,122

Total assets	$113,312	$112,187

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$33,505	$32,175
Policyholder account balances	26,262	26,345
Liability for policy and contract claims	7,509	7,620
Unearned premiums	4,333	4,223
Other liabilities ($133 and $210 other liabilities related to securitization entities)	5,218	6,308
Borrowings related to securitization entities ($62 and $48 carried at fair value)	336	396
Non-recourse funding obligations	2,066	3,256
Long-term borrowings	4,776	4,726
Deferred tax liability	1,545	838
Separate account liabilities	9,937	10,122

Total liabilities	95,487	96,009

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 580 million and 579 million shares issued as of December 31, 2012 and 2011, respectively; 492 million and 491 million shares outstanding as of December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	12,127	12,136

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,692	1,617
Net unrealized gains (losses) on other-than-temporarily impaired securities	(54)	(132)

Net unrealized investment gains (losses)	2,638	1,485

Derivatives qualifying as hedges	1,909	2,009
Foreign currency translation and other adjustments	655	553

Total accumulated other comprehensive income (loss)	5,202	4,047
Retained earnings	1,907	1,584
Treasury stock, at cost (88 million shares as of December 31, 2012 and 2011)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,537	15,068
Noncontrolling interests	1,288	1,110

Total stockholders’ equity	17,825	16,178

Total liabilities and stockholders’ equity	$113,312	$112,187

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2012	2011	2010
Revenues:
Premiums	$5,038	$5,705	$5,854
Net investment income	3,343	3,380	3,266
Net investment gains (losses)	23	(220)	(143)
Insurance and investment product fees and other	1,619	1,503	1,112

Total revenues	10,023	10,368	10,089

Benefits and expenses:
Benefits and other changes in policy reserves	5,378	5,941	6,001
Interest credited	775	794	841
Acquisition and operating expenses, net of deferrals	1,866	2,294	2,217
Amortization of deferred acquisition costs and intangibles	727	598	626
Goodwill impairment	89	29	—
Interest expense	476	506	457

Total benefits and expenses	9,311	10,162	10,142

Income (loss) before income taxes	712	206	(53)
Provision (benefit) for income taxes	189	18	(248)

Net income	523	188	195
Less: net income attributable to noncontrolling interests	200	139	143

Net income available to Genworth Financial, Inc.’s common stockholders	$323	$49	$52

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.66	$0.10	$0.11

Diluted	$0.65	$0.10	$0.11

Weighted-average common shares outstanding:
Basic	491.6	490.6	489.3

Diluted	494.4	493.5	493.9

Supplemental disclosures:
Total other-than-temporary impairments	$(62)	$(118)	$(122)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(44)	(14)	(86)

Net other-than-temporary impairments	(106)	(132)	(208)
Other investment gains (losses)	129	(88)	65

Total net investment gains (losses)	$23	$(220)	$(143)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Years ended December 31,
	2012	2011	2010
Net income	$523	$188	$195

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,078	1,615	950
Net unrealized gains (losses) on other-than-temporarily impaired securities	78	(11)	126
Derivatives qualifying as hedges	(100)	1,085	122
Foreign currency translation and other adjustments	126	(135)	286

Total other comprehensive income (loss)	1,182	2,554	1,484

Total comprehensive income (loss)	1,705	2,742	1,679
Less: comprehensive income attributable to noncontrolling interests	227	152	209

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,478	$2,590	$1,470

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2011	$1	$12,136	$4,047	$1,584	$(2,700)	$15,068	$1,110	$16,178

Comprehensive income (loss):
Net income	—	—	—	323	—	323	200	523
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,075	—	—	1,075	3	1,078
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	78	—	—	78	—	78
Derivatives qualifying as hedges	—	—	(100)	—	—	(100)	—	(100)
Foreign currency translation and other adjustments	—	—	102	—	—	102	24	126

Total comprehensive income (loss)						1,478	227	1,705
Dividends to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Stock-based compensation expense and exercises and other	—	(9)	—	—	—	(9)	1	(8)

Balances as of December 31, 2012	$1	$12,127	$5,202	$1,907	$(2,700)	$16,537	$1,288	$17,825

Balances as of December 31, 2010	$1	$12,107	$1,506	$1,535	$(2,700)	$12,449	$1,096	$13,545

Repurchase of subsidiary shares	—	—	—	—	—	—	(71)	(71)
Comprehensive income (loss):
Net income	—	—	—	49	—	49	139	188
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,576	—	—	1,576	39	1,615
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	(11)	—	—	(11)	—	(11)
Derivatives qualifying as hedges	—	—	1,085	—	—	1,085	—	1,085
Foreign currency translation and other adjustments	—	—	(109)	—	—	(109)	(26)	(135)

Total comprehensive income (loss)						2,590	152	2,742
Dividends to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Stock-based compensation expense and exercises and other	—	29	—	—	—	29	—	29

Balances as of December 31, 2011	$1	$12,136	$4,047	$1,584	$(2,700)	$15,068	$1,110	$16,178

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (Continued)

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2009	$1	$12,046	$(172)	$1,757	$(2,700)	$10,932	$1,061	$11,993

Cumulative effect of change in accounting, net of taxes and other adjustments	—	—	260	(275)	—	(15)	—	(15)
Repurchase of subsidiary shares	—	—	—	—	—	—	(131)	(131)
Comprehensive income (loss):
Net income	—	—	—	52	—	52	143	195
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	939	—	—	939	11	950
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	126	—	—	126	—	126
Derivatives qualifying as hedges	—	—	122	—	—	122	—	122
Foreign currency translation and other adjustments	—	—	231	—	—	231	55	286

Total comprehensive income (loss)						1,470	209	1,679
Dividends to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense and exercises and other	—	38	—	—	—	38	—	38
Other capital transactions	—	23	—	1	—	24	—	24

Balances as of December 31, 2010	$1	$12,107	$1,506	$1,535	$(2,700)	$12,449	$1,096	$13,545

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$523	$188	$195
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(88)	(77)	(55)
Net investment losses (gains)	(23)	220	143
Charges assessed to policyholders	(801)	(690)	(506)
Acquisition costs deferred	(611)	(637)	(587)
Amortization of deferred acquisition costs and intangibles	727	598	626
Goodwill impairment	89	29	—
Deferred income taxes	88	(352)	(333)
Gain on sale of subsidiary	(13)	(36)	—
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	191	1,451	(100)
Stock-based compensation expense	26	31	44
Change in certain assets and liabilities:
Accrued investment income and other assets	(76)	(140)	(33)
Insurance reserves	2,330	2,507	2,413
Current tax liabilities	(245)	131	(173)
Other liabilities and other policy-related balances	(1,155)	(98)	(298)

Net cash from operating activities	962	3,125	1,336

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	5,176	5,233	4,589
Commercial mortgage loans	891	912	769
Restricted commercial mortgage loans related to securitization entities	67	96	52
Proceeds from sales of investments:
Fixed maturity and equity securities	5,735	6,284	4,643
Purchases and originations of investments:
Fixed maturity and equity securities	(12,332)	(11,885)	(13,237)
Commercial mortgage loans	(692)	(300)	(105)
Other invested assets, net	416	(527)	1,579
Policy loans, net	(29)	(79)	(68)
Proceeds from sale of a subsidiary, net of cash transferred	64	211	—
Payments for businesses purchased, net of cash acquired	(18)	(4)	(37)

Net cash from investing activities	(722)	(59)	(1,815)

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,810	2,664	2,737
Withdrawals from universal life and investment contracts	(2,781)	(3,688)	(4,429)
Redemption and repurchase of non-recourse funding obligations	(1,056)	(130)	(6)
Proceeds from the issuance of long-term debt	361	545	1,204
Repayment and repurchase of long-term debt	(322)	(760)	(6)
Repayment of borrowings related to securitization entities	(72)	(96)	(61)
Repurchase of subsidiary shares	—	(71)	(131)
Dividends paid to noncontrolling interests	(50)	(67)	(43)
Other, net	9	(38)	(777)

Net cash from financing activities	(1,101)	(1,641)	(1,512)
Effect of exchange rate changes on cash and cash equivalents	26	(69)	121

Net change in cash and cash equivalents	(835)	1,356	(1,870)
Cash and cash equivalents at beginning of period	4,488	3,132	5,002

Cash and cash equivalents at end of period	$3,653	$4,488	$3,132

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

We have the following operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life insurance, long-term care insurance and fixed annuities.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. On a selective basis, we also provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

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

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business. Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

d) Investment Securities

At the time of purchase, we designate our investment securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities comprises primarily investment grade securities. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), benefit reserves and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our consolidated balance sheets and primarily represent fixed maturity securities where we utilized the fair value option.

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

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Level 3 comprises financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In limited instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments or embedded derivatives where we cannot corroborate the significant valuation inputs with market observable data.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners (“NAIC”), U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of December 31, 2012 and 2011, the fair value of securities loaned under our securities lending program in the United States was $194 million and $431 million, respectively. As of December 31, 2012 and 2011, the fair value of collateral held under our securities lending program in the United States was $187 million and $406 million, respectively, and the offsetting obligation to return collateral of $203 million and $440 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of December 31, 2012 and 2011.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of December 31, 2012 and 2011, the fair value of securities loaned under our securities lending program in Canada was $210 million and $273 million, respectively.

h) Repurchase Agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2012 and 2011, the fair value of securities pledged under the repurchase program was $1,616 million and $1,693 million, respectively, and the repurchase obligation of $1,534 million and $1,548 million, respectively, was included in other liabilities in the consolidated balance sheets.

i) Cash and Cash Equivalents

Certificates of deposit, money market funds and other time deposits with original maturities of 90 days or less are considered cash equivalents in the consolidated balance sheets and consolidated statements of cash flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are considered short-term investments.

j) Deferred Acquisition Costs

Acquisition costs include costs that are related directly to the successful acquisition of new and renewal insurance policies and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions and for contracts and policies issued, some other costs such as underwriting, medical inspection and issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Amortization for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions relating to future gross profits based on experience studies.

Short-Duration Contracts. Acquisition costs primarily consist of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of expected future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. See note 6 for additional information related to DAC including loss recognition and recoverability.

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2012, 2011 and 2010, no charges to income were recorded as a result of our PVFP recoverability or loss recognition testing.

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

Other Intangible Assets. We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment using a qualitative or quantitative assessment and are written down to fair value as required.

l) Goodwill

Goodwill is not amortized but is tested for impairment annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We are permitted to utilize a qualitative impairment assessment if the fair value of the reporting unit is not more likely than not lower than its carrying value. If a qualitative impairment assessment is not performed, we are required to determine the fair value of the reporting unit. The determination of fair value requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

segment, or a business, one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. If the reporting unit’s fair value is below its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit was hypothetically purchased on the impairment assessment date. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported in income. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in income. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried in the consolidated balance sheets at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value in the consolidated balance sheets, with changes in its fair value recognized in current period income.

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

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded in the consolidated balance sheets at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in current period income. If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried in the consolidated balance sheets at fair value, with changes in fair value recognized in current period income.

Changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on cash flow hedges are reported in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

o) Separate Accounts and Related Insurance Obligations

Separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the contractholders and are reflected in our consolidated balance sheets at fair value, reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves. Net investment income, net investment gains (losses) and the related liability changes associated with the separate account are offset within the same line item in the consolidated statements of income. There were no gains or losses on transfers of assets from the general account to the separate account.

We offer certain minimum guarantees associated with our variable annuity contracts. Our variable annuity contracts usually contain a basic guaranteed minimum death benefit (“GMDB”) which provides a minimum benefit to be paid upon the annuitant’s death equal to the larger of account value and the return of net deposits. Some variable annuity contracts permit contractholders to purchase through riders, at an additional charge, enhanced death benefits such as the highest contract anniversary value (“ratchets”), accumulated net deposits at a stated rate (“rollups”), or combinations thereof.

Additionally, some of our variable annuity contracts provide the contractholder with living benefits such as a guaranteed minimum withdrawal benefit (“GMWB”) or certain types of guaranteed annuitization benefits. The GMWB allows contractholders to withdraw a pre-defined percentage of account value or benefit base each year, either for a specified period of time or for life. The guaranteed annuitization benefit generally provides for a guaranteed minimum level of income upon annuitization accompanied by the potential for upside market participation.

Most of our reserves for additional insurance and annuitization benefits are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future experience. The projections utilize stochastic scenarios of separate account returns incorporating reversion to the mean, as well as assumptions for mortality and lapses. Some of our minimum guarantees, mainly GMWBs, are accounted for as embedded derivatives; see notes 5 and 17 for additional information on these embedded derivatives and related fair value measurement disclosures.

p) Insurance Reserves

Future Policy Benefits

We include insurance-type contracts, such as traditional life insurance, in the liability for future policy benefits. Insurance-type contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity and other assumptions, which are appropriate at the time the policies are issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. For long-term care insurance products, benefit reductions are treated as partial lapse of coverage with the balance of our future policy benefits and deferred acquisition costs both reduced in proportion to the reduced coverage. For level premium term life insurance products, we floor the liability for future policy benefits on each policy at zero. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

r) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2012, 2011 and 2010, we updated our premium recognition factors for our international mortgage insurance business. These updates included the consideration of recent and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2012, 2011 and 2010, adjustments associated with this update resulted in an increase in earned premiums of $36 million, $46 million and $52 million, respectively.

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

Effective with the period beginning January 1, 2011, our companies elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). The election was made with the filing of the first life/non-life consolidated return, which was filed in September 2012. All companies domesticated in the United States and our Bermuda and Guernsey subsidiaries which have elected to be taxed as U.S. domestic companies were included in the life/non-life consolidated return as allowed by the tax law and regulations. The tax sharing agreement previously applicable only to the U.S. life insurance entities was terminated with the filing of the life/non-life consolidated return and those entities adopted the tax sharing agreement previously applicable to only the non-life entities (hereinafter the “life/non-life tax sharing agreement”). The two agreements were identical in all material respects. The life/non-life tax sharing agreement was provided to the appropriate state insurance regulators for approval. Intercompany balances relating to the impacts of the life/non-life tax sharing agreement were settled with the insurance companies after approval was received from the insurance regulators. Intercompany balances under all agreements are settled at least annually. For years before 2011, our U.S. non-life insurance entities were included in the consolidated federal income tax return of Genworth and subject to a tax sharing arrangement that allocated tax on a separate company basis but provided benefit for current utilization of losses and credits. Also, our U.S. life insurance entities filed a consolidated life insurance

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

federal income tax return, and were subject to a separate tax sharing agreement, as approved by state insurance regulators, which allocated taxes on a separate company basis but provided benefit for current utilization of losses and credits.

Our subsidiaries based in Bermuda and Guernsey are treated as U.S. insurance companies under provisions of the U.S. Internal Revenue Code, are included in the life/non-life consolidated return, and have adopted the life-non/life tax sharing agreement. Jurisdictions outside the United States in which our various subsidiaries incur significant taxes include Australia, Canada and the United Kingdom.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

See note 18 for additional information related to these consolidated entities.

x) Accounting Changes

Testing Indefinite-Lived Intangible Assets For Impairment

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance permits the use of a qualitative assessment prior to, and potentially instead of, the quantitative impairment test for indefinite-lived intangible assets. We elected to early adopt this new accounting guidance effective October 1, 2012. The adoption of this accounting guidance did not have an impact on our consolidated financial statements.

Fair Value Measurements

On January 1, 2012, we adopted new accounting guidance related to fair value measurements. This new accounting guidance clarified existing fair value measurement requirements and changed certain fair value measurement principles and disclosure requirements. The adoption of this accounting guidance impacted our disclosures only and did not impact our consolidated results.

Repurchase Agreements and Other Agreements

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

Testing Goodwill For Impairment

In September 2011, the FASB issued new accounting guidance related to goodwill impairment testing. The new guidance permits the use of a qualitative assessment prior to, and potentially instead of, the two step quantitative goodwill impairment test. We elected to early adopt this new guidance effective on July 1, 2011 in order to apply the new guidance in our annual goodwill impairment testing performed during the third quarter. The adoption of this new accounting guidance did not have an impact on our consolidated financial statements.

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

Years Ended December 31, 2012, 2011 and 2010

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

Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements

On January 1, 2011, we adopted new accounting guidance related to additional disclosures about purchases, sales, issuances and settlements in the rollforward of Level 3 fair value measurements. The adoption of this accounting guidance impacted our disclosures only and did not impact our consolidated results.

Disclosures Related To Financing Receivables

On December 31, 2010, we adopted new accounting guidance related to additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain other additional disclosures were effective for us on March 31, 2011. The adoption of this accounting guidance impacted our disclosures only and did not impact our consolidated results.

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

Years Ended December 31, 2012, 2011 and 2010

Accounting for Transfers of Financial Assets

On January 1, 2010, we adopted new accounting guidance related to accounting for transfers of financial assets. This accounting guidance amends the previous guidance on transfers of financial assets by eliminating the qualifying special purpose entity concept, providing certain conditions that must be met to qualify for sale accounting, changing the amount of gain or loss recognized on certain transfers and requiring additional disclosures. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. The elimination of the qualifying special purpose entity concept requires that these entities be considered for consolidation as a result of the new guidance related to VIEs as discussed below.

Improvements to Financial Reporting by Enterprises Involved with VIEs

On January 1, 2010, we adopted new accounting guidance for determining which enterprise, if any, has a controlling financial interest in a VIE and requires additional disclosures about involvement in VIEs. Under this new accounting guidance, the primary beneficiary of a VIE is the enterprise that has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Upon adoption of this new accounting guidance, we were required to consolidate certain VIEs, including previously qualifying special purpose entities and investment structures. We recorded a transition adjustment for the impact upon adoption to reflect the difference between the assets and liabilities of the newly consolidated entities and the amounts recorded for our interests in these entities prior to adoption. On January 1, 2010, we recorded a net cumulative effect adjustment of $104 million to retained earnings with a partial offset to accumulated other comprehensive income (loss) of $91 million related to the adoption of this new accounting guidance.

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

Years Ended December 31, 2012, 2011 and 2010

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

y) Retrospective Accounting Changes

On January 1, 2012, we adopted new accounting guidance requiring presentation of the components of net income (loss), the components of OCI and total comprehensive income either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. We chose to present two separate but consecutive statements and adopted this new guidance retrospectively. The FASB issued an amendment relating to this new guidance for presentation of the reclassification of items out of accumulated other comprehensive income into net income that removed this requirement until further guidance is issued. The adoption of this new accounting guidance did not have any impact on our consolidated financial results.

On January 1, 2012, we adopted new accounting guidance related to accounting for costs associated with acquiring or renewing insurance contracts. We adopted this new guidance retrospectively, which reduced retained earnings and stockholders’ equity by $1.2 billion as of January 1, 2010, and reduced net income by $63 million and $86 million for the years ended December 31, 2011 and 2010, respectively. This new guidance results in lower amortization and fewer deferred costs, specifically related to underwriting, inspection and processing for contracts that are not issued, as well as advertising and customer solicitation.

Effective January 1, 2012, we changed our treatment of the liability for future policy benefits for our level premium term life insurance products when the liability for a policy falls below zero. Previously, the total

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

We believe that industry accounting practices for level premium term life insurance product reserving is mixed with some companies “flooring” reserves at zero and others applying our previous accounting policy described above. In 2010, we stopped issuing new level premium term life insurance policies. Thus, as the level premium term policies reach the end of their level premium term periods, the portion of policies with negative reserves in relation to the reserve for all level premium term life insurance products will continue to increase. Our new method of accounting floors the liability for future policy benefits on each level premium term life insurance policy at zero. We believe that flooring reserves at zero is preferable in our circumstances as this alternative accounting policy will not allow negative reserves to accumulate on the balance sheet for this closed block of insurance policies. In implementing this change in accounting, no changes were made to the assumptions that were locked-in at policy inception. We implemented this accounting change retrospectively, which reduced retained earnings and stockholders’ equity by approximately $106 million as of January 1, 2010, and reduced net income by approximately $10 million and $4 million for the years ended December 31, 2011 and 2010, respectively.

On October 22, 2012, we announced the launch of a new traditional term life insurance product, along with other changes to our life insurance portfolio designed to update and expand our product offerings and further adjust pricing. We will floor the liability for future policy benefits on these level premium term insurance policies at zero, consistent with our accounting for our existing level premium term life insurance policies.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the consolidated balance sheet as of December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the consolidated income statement for year ended December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Revenues:
Premiums	$5,705	$—	$—	$5,705
Net investment income	3,380	—	—	3,380
Net investment gains (losses)	(220)	—	—	(220)
Insurance and investment product fees and other	1,479	24	—	1,503

Total revenues	10,344	24	—	10,368

Benefits and expenses:
Benefits and other changes in policy reserves	5,926	—	15	5,941
Interest credited	794	—	—	794
Acquisition and operating expenses, net of deferrals	2,032	262	—	2,294
Amortization of deferred acquisition costs and intangibles	743	(145)	—	598
Goodwill impairment	29	—	—	29
Interest expense	506	—	—	506

Total benefits and expenses	10,030	117	15	10,162

Income before income taxes	314	(93)	(15)	206
Provision for income taxes	53	(30)	(5)	18

Net income	261	(63)	(10)	188
Less: net income attributable to noncontrolling interests	139	—	—	139

Net income available to Genworth Financial, Inc.’s common stockholders	$122	$(63)	$(10)	$49

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$0.25	$(0.13)	$(0.02)	$0.10

Diluted (1)	$0.25	$(0.13)	$(0.02)	$0.10

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the consolidated income statement for year ended December 31, 2010 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Revenues:
Premiums	$5,854	$—	$—	$5,854
Net investment income	3,266	—	—	3,266
Net investment gains (losses)	(143)	—	—	(143)
Insurance and investment product fees and other	1,112	—	—	1,112

Total revenues	10,089	—	—	10,089

Benefits and expenses:
Benefits and other changes in policy reserves	5,994	1	6	6,001
Interest credited	841	—	—	841
Acquisition and operating expenses, net of deferrals	1,965	252	—	2,217
Amortization of deferred acquisition costs and intangibles	756	(130)	—	626
Interest expense	457	—	—	457

Total benefits and expenses	10,013	123	6	10,142

Income (loss) before income taxes	76	(123)	(6)	(53)
Benefit for income taxes	(209)	(37)	(2)	(248)

Net income	285	(86)	(4)	195
Less: net income attributable to noncontrolling interests	143	—	—	143

Net income available to Genworth Financial, Inc.’s common stockholders	$142	$(86)	$(4)	$52

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$0.29	$(0.18)	$(0.01)	$0.11

Diluted (1)	$0.29	$(0.17)	$(0.01)	$0.11

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the cash flows from operating activities for the year ended December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Cash flows from operating activities:
Net income	$261	$(63)	$(10)	$188
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(77)	—	—	(77)
Net investment losses	220	—	—	220
Charges assessed to policyholders	(690)	—	—	(690)
Acquisition costs deferred	(899)	262	—	(637)
Amortization of deferred acquisition costs and intangibles	743	(145)	—	598
Goodwill impairment	29	—	—	29
Deferred income taxes	(309)	(38)	(5)	(352)
Gain on sale of subsidiary	(20)	(16)	—	(36)
Net increase in trading securities, held-for-sale investments and derivative instruments	1,451	—	—	1,451
Stock-based compensation expense	31	—	—	31
Change in certain assets and liabilities:
Accrued investment income and other assets	(140)	—	—	(140)
Insurance reserves	2,492	—	15	2,507
Current tax liabilities	131	—	—	131
Other liabilities and policy-related balances	(98)	—	—	(98)

Net cash from operating activities	$3,125	$—	$—	$3,125

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the cash flows from operating activities for the year ended December 31, 2010 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Cash flows from operating activities:
Net income	$285	$(86)	$(4)	$195
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(55)	—	—	(55)
Net investment losses	143	—	—	143
Charges assessed to policyholders	(506)	—	—	(506)
Acquisition costs deferred	(839)	252	—	(587)
Amortization of deferred acquisition costs and intangibles	756	(130)	—	626
Deferred income taxes	(294)	(37)	(2)	(333)
Net decrease in trading securities, held-for-sale investments and derivative instruments	(100)	—	—	(100)
Stock-based compensation expense	44	—	—	44
Change in certain assets and liabilities:
Accrued investment income and other assets	(33)	—	—	(33)
Insurance reserves	2,406	1	6	2,413
Current tax liabilities	(173)	—	—	(173)
Other liabilities and policy-related balances	(298)	—	—	(298)

Net cash from operating activities	$1,336	$—	$—	$1,336

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the consolidated balance sheet as of December 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As reported under new policy	As computed under previous policy	Effect of change
Assets
Total investments	$74,389	$74,389	$—
Cash and cash equivalents	3,653	3,653	—
Accrued investment income	715	715	—
Deferred acquisition costs	5,036	5,036	—
Intangible assets	481	481	—
Goodwill	1,128	1,128	—
Reinsurance recoverable	17,230	17,202	28
Other assets	743	743	—
Separate account assets	9,937	9,937	—

Total assets	$113,312	$113,284	$28

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$33,505	$33,272	$233
Policyholder account balances	26,262	26,262	—
Liability for policy and contract claims	7,509	7,509	—
Unearned premiums	4,333	4,333	—
Other liabilities	5,218	5,218	—
Borrowings related to securitization entities	336	336	—
Non-recourse funding obligations	2,066	2,066	—
Long-term borrowings	4,776	4,776	—
Deferred tax liability	1,545	1,617	(72)
Separate account liabilities	9,937	9,937	—

Total liabilities	95,487	95,326	161

Stockholders’ equity:
Class A common stock	1	1	—
Additional paid-in capital	12,127	12,127	—
Accumulated other comprehensive income (loss):

Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,692	2,692	—
Net unrealized gains (losses) on other-than-temporarily impaired securities	(54)	(54)	—

Net unrealized investment gains (losses)	2,638	2,638	—

Derivatives qualifying as hedges	1,909	1,909	—
Foreign currency translation and other adjustments	655	655	—

Total accumulated other comprehensive income (loss)	5,202	5,202	—
Retained earnings	1,907	2,040	(133)
Treasury stock, at cost	(2,700)	(2,700)	—

Total Genworth Financial, Inc.’s stockholders’ equity	16,537	16,670	(133)
Noncontrolling interests	1,288	1,288	—

Total stockholders’ equity	17,825	17,958	(133)

Total liabilities and stockholders’ equity	$113,312	$113,284	$28

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the consolidated income statement for year ended December 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As reported under new policy	As computed under previous policy	Effect of change
Revenues:
Premiums	$5,038	$5,038	$—
Net investment income	3,343	3,343	—
Net investment gains (losses)	23	23	—
Insurance and investment product fees and other	1,619	1,619	—

Total revenues	10,023	10,023	—

Benefits and expenses:
Benefits and other changes in policy reserves	5,378	5,358	20
Interest credited	775	775	—
Acquisition and operating expenses, net of deferrals	1,866	1,866	—
Amortization of deferred acquisition costs and intangibles	727	727	—
Goodwill impairment	89	89	—
Interest expense	476	476	—

Total benefits and expenses	9,311	9,291	20

Income before income taxes	712	732	(20)
Provision for income taxes	189	196	(7)

Net income	523	536	(13)
Less: net income attributable to noncontrolling interests	200	200	—

Net income available to Genworth Financial, Inc.’s common stockholders	$323	$336	$(13)

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$0.66	$0.68	$(0.03)

Diluted (1)	$0.65	$0.68	$(0.02)

(1)	May not total due to whole number calculation.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the cash flows from operating activities for the year ended December 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As reported under new policy	As computed under previous policy	Effect of change
Cash flows from operating activities:
Net income	$523	$536	$(13)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(88)	(88)	—
Net investment gains	(23)	(23)	—
Charges assessed to policyholders	(801)	(801)	—
Acquisition costs deferred	(611)	(611)	—
Amortization of deferred acquisition costs and intangibles	727	727	—
Goodwill impairment	89	89	—
Deferred income taxes	88	95	(7)
Gain on sale of subsidiary	(13)	(13)	—
Net increase in trading securities, held-for-sale investments and derivative instruments	191	191	—
Stock-based compensation expense	26	26	—
Change in certain assets and liabilities:
Accrued investment income and other assets	(76)	(76)	—
Insurance reserves	2,330	2,310	20
Current tax liabilities	(245)	(245)	—
Other liabilities and policy-related balances	(1,155)	(1,155)	—

Net cash from operating activities	$962	$962	$—

z) Accounting Pronouncement Not Yet Adopted

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

Years Ended December 31, 2012, 2011 and 2010

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

(Amounts in millions, except per share amounts)	2012	2011	2010
Net income	$523	$188	$195
Less: net income attributable to noncontrolling interests	200	139	143

Net income available to Genworth Financial, Inc.’s common stockholders	$323	$49	$52

Basic per common share:
Net income	$1.06	$0.38	$0.40
Less: net income attributable to noncontrolling interests	0.41	0.28	0.29

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.66	$0.10	$0.11

Diluted per common share:
Net income	$1.06	$0.38	$0.40
Less: net income attributable to noncontrolling interests	0.40	0.28	0.29

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$0.65	$0.10	$0.11

Weighted-average shares used in basic earnings per common share calculations	491.6	490.6	489.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	2.8	2.9	4.6

Weighted-average shares used in diluted earnings per common share calculations	494.4	493.5	493.9

(1)	May not total due to whole number calculation.

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Fixed maturity securities—taxable	$2,666	$2,697	$2,619
Fixed maturity securities—non-taxable	11	35	59
Commercial mortgage loans	340	365	391
Restricted commercial mortgage loans related to securitization entities (1)	32	40	39
Equity securities	19	19	14
Other invested assets (2)	206	162	104
Restricted other invested assets related to securitization entities (1)	1	—	2
Policy loans	123	120	112
Cash, cash equivalents and short-term investments	35	37	21

Gross investment income before expenses and fees	3,433	3,475	3,361
Expenses and fees	(90)	(95)	(95)

Net investment income	$3,343	$3,380	$3,266

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)

Included in other invested assets was $21 million, $15 million and $14 million of net investment income related to trading securities for the years ended December 31, 2012, 2011 and 2010, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Available-for-sale securities:
Realized gains	$172	$210	$156
Realized losses	(143)	(160)	(151)

Net realized gains (losses) on available-for-sale securities	29	50	5

Impairments:
Total other-than-temporary impairments	(62)	(118)	(122)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(44)	(14)	(86)

Net other-than-temporary impairments	(106)	(132)	(208)

Trading securities	21	27	19
Commercial mortgage loans	4	6	(29)
Net gains (losses) related to securitization entities (1)	81	(47)	(3)
Derivative instruments (2)	4	(99)	50
Contingent consideration adjustment	(10)	(25)	—
Other	—	—	23

Net investment gains (losses)	$23	$(220)	$(143)

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2012, 2011 and 2010 was $1,491 million, $1,884 million and $1,932 million, respectively, which was approximately 92%, 93% and 93%, respectively, of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Beginning balance	$646	$784	$1,059
Adoption of new accounting guidance related to securitization entities	—	—	(36)
Additions:
Other-than-temporary impairments not previously recognized	16	39	63
Increases related to other-than-temporary impairments previously recognized	55	82	117
Reductions:
Securities sold, paid down or disposed	(330)	(259)	(419)

Ending balance	$387	$646	$784

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2012	2011	2010
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$6,086	$3,742	$511
Equity securities	34	5	9
Other invested assets	(8)	(30)	(22)

Subtotal	6,112	3,717	498
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(1,925)	(1,303)	(553)
Income taxes, net	(1,457)	(840)	25

Net unrealized investment gains (losses)	2,730	1,574	(30)
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	92	89	50

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,638	$1,485	$(80)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Beginning balance	$1,485	$(80)	$(1,405)
Cumulative effect of changes in accounting	—	—	260
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,318	3,137	2,141
Adjustment to DAC	(159)	(101)	(233)
Adjustment to PVFP	(6)	(86)	(134)
Adjustment to sales inducements	(33)	(3)	(35)
Adjustment to benefit reserves	(424)	(560)	(273)
Provision for income taxes	(590)	(836)	(523)

Change in unrealized gains (losses) on investment securities	1,106	1,551	943
Reclassification adjustments to net investment (gains) losses, net of taxes of $(27), $(29) and $(71)	50	53	133

Change in net unrealized investment gains (losses)	1,156	1,604	1,336
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	3	39	11

Ending balance	$2,638	$1,485	$(80)

(d) Fixed Maturity and Equity Securities

As of December 31, 2012, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,484	$1,025	$—	$(18)	$—	$5,491
Tax-exempt	308	16	—	(30)	—	294
Government—non-U.S.	2,173	250	—	(1)	—	2,422
U.S. corporate	22,873	3,317	19	(104)	—	26,105
Corporate—non-U.S.	14,577	1,262	—	(47)	—	15,792
Residential mortgage-backed	5,744	549	13	(124)	(101)	6,081
Commercial mortgage-backed	3,253	178	5	(82)	(21)	3,333
Other asset-backed	2,660	50	—	(65)	(2)	2,643

Total fixed maturity securities	56,072	6,647	37	(471)	(124)	62,161
Equity securities	483	41	—	(6)	—	518

Total available-for-sale securities	$56,555	$6,688	$37	$(477)	$(124)	$62,679

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2012:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$655	$(18)	19	$—	$—	—	$655	$(18)	19
Tax-exempt	—	—	—	137	(30)	13	137	(30)	13
Government—non-U.S.	103	(1)	21	—	—	—	103	(1)	21
U.S. corporate	859	(19)	154	646	(85)	65	1,505	(104)	219
Corporate—non-U.S.	665	(9)	105	436	(38)	41	1,101	(47)	146
Residential mortgage-backed	152	(1)	32	494	(224)	278	646	(225)	310
Commercial mortgage-backed	183	(1)	20	749	(102)	130	932	(103)	150
Other asset-backed	282	(1)	42	185	(66)	18	467	(67)	60

Subtotal, fixed maturity securities	2,899	(50)	393	2,647	(545)	545	5,546	(595)	938
Equity securities	52	(4)	32	14	(2)	13	66	(6)	45

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

% Below cost—fixed maturity securities:
<20% Below cost	$2,899	$(50)	393	$2,151	$(194)	337	$5,050	$(244)	730
20%-50% Below cost	—	—	—	445	(218)	128	445	(218)	128
>50% Below cost	—	—	—	51	(133)	80	51	(133)	80

Total fixed maturity securities	2,899	(50)	393	2,647	(545)	545	5,546	(595)	938

% Below cost—equity securities:
<20% Below cost	47	(2)	29	12	(1)	11	59	(3)	40
20%-50% Below cost	5	(2)	3	2	(1)	2	7	(3)	5

Total equity securities	52	(4)	32	14	(2)	13	66	(6)	45

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

Investment grade	$2,761	$(43)	356	$1,616	$(209)	235	$4,377	$(252)	591
Below investment grade (3)	190	(11)	69	1,045	(338)	323	1,235	(349)	392

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

(1)	Amounts included $123 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $124 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $119 million of unrealized losses on other-than-temporarily impaired securities.

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 2% as of December 31, 2012.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $194 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 62% of the unrealized losses were related to investment grade securities as of December 31, 2012. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate securities in the finance and insurance sector as well as mortgage-backed and asset-backed securities. The average fair value percentage below cost for these securities was approximately 8% as of December 31, 2012. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of December 31, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$31	$(10)	2%	3	$—	$—	—%	—
U.S. corporate	34	(12)	2	3	—	—	—	—
Corporate—non-U.S.	29	(17)	3	7	—	—	—	—
Structured securities:
Residential mortgage-backed	28	(15)	2	12	5	(7)	1	8
Commercial mortgage-backed	15	(5)	1	5	—	(1)	—	1
Other asset-backed	33	(21)	3	2	—	—	—	—

Total structured securities	76	(41)	6	19	5	(8)	1	9

Total	$170	$(80)	13%	32	$5	$(8)	1%	9

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$9	$(9)	1%	1	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	179	(86)	14	76	32	(96)	16	62
Commercial mortgage-backed	53	(20)	3	17	8	(19)	3	7
Other asset-backed	34	(23)	4	2	6	(10)	2	2

Total structured securities	266	(129)	21	95	46	(125)	21	71

Total	$275	$(138)	22%	96	$46	$(125)	21%	71

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See the following for further discussion of gross unrealized losses by asset class.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Tax-Exempt Securities

As indicated in the table above, $10 million of gross unrealized losses were related to tax-exempt securities that have been in a continuous unrealized loss position for more than 12 months and were more than 20% below cost. The unrealized losses for tax-exempt securities represent municipal bonds that were diversified by state as well as municipality or political subdivision within those states. Of these tax-exempt securities, the average unrealized loss was approximately $3 million which represented an average of 25% below cost. The unrealized losses continue to persist due to a combination of below market spreads, very low coupons, along with economic uncertainty related to special revenues supporting these obligations as well as certain securities having longer duration that may be viewed as less desirable in the current market place. Additionally, certain of these securities have been negatively impacted as a result of ratings downgrades of certain bond insurers associated with the security. In our analysis of impairment for these securities, we expect to recover our amortized cost from the cash flows of the underlying securities before any guarantee support. However, the existence of these guarantees may negatively impact the value of the debt security in certain instances. We performed an analysis of these securities and the underlying activities that are expected to support the cash flows and determined we expect to recover our amortized cost.

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of December 31, 2012:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$63	$(29)	5%	10	$—	$—	—%	—

Total	$63	$(29)	5%	10	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Consumer-non-cyclical	$9	$(9)	1%	1	$—	$—	—%	—

Total	$9	$(9)	1%	1	$—	$—	—%	—

Of the total unrealized losses of $38 million for corporate fixed maturity securities presented in the preceding tables, $29 million, or 76%, of the unrealized losses related to issuers in the finance and insurance sector that were 32% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of December 31, 2012. The $29 million of unrealized losses related to the finance and insurance industry related to financial hybrid securities on which a debt impairment model was employed. All of these hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

The remaining $9 million, or 24%, of the unrealized losses related to a single issuer in the consumer non-cyclical sector that was 50% below cost. This security represented a credit tenant lease related to a single store, where lease obligations were guaranteed by the parent and secured by the underlying property. The fair value of this security has been impacted by credit spreads that have widened since acquisition and reflect the uncertainty due to the recent declines in operating performance associated with the parent. Based on the parent’s continued free cash flow generation, its demonstrated ability to refinance large components of its liability structure, and its current liquidity position against upcoming maturities, we continue to expect to receive all contractual cash flows related to this security.

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

Structured Securities

Of the $303 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $108 million related to other-than-temporarily impaired securities where the unrealized losses represented the non-credit portion of the impairment. The extent and duration of the unrealized loss position on our structured securities was primarily due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of December 31, 2012.

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

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The scheduled maturity distribution of fixed maturity securities as of December 31, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,606	$2,634
Due after one year through five years	10,578	11,139
Due after five years through ten years	11,120	12,266
Due after ten years	20,111	24,065

Subtotal	44,415	50,104
Residential mortgage-backed	5,744	6,081
Commercial mortgage-backed	3,253	3,333
Other asset-backed	2,660	2,643

Total	$56,072	$62,161

As of December 31, 2012, $4,962 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of December 31, 2012, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 23%, 20% and 12% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2012, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2012 and 2011, $1,049 million and $900 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2012		2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$1,895	32%	$1,898	31%
Industrial	1,603	27	1,707	28
Office	1,580	27	1,590	26
Apartments	552	9	641	10
Mixed use/other	282	5	304	5

Subtotal	5,912	100%	6,140	100%

Unamortized balance of loan origination fees and costs	2		3
Allowance for losses	(42)		(51)

Total	$5,872		$6,092

	2012		2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,587	27%	$1,631	27%
Pacific	1,553	26	1,539	25
Middle Atlantic	739	13	734	12
East North Central	468	8	557	9
Mountain	463	8	497	8
West North Central	353	6	337	5
New England	343	6	388	6
West South Central	265	4	298	5
East South Central	141	2	159	3

Subtotal	5,912	100%	6,140	100%

Unamortized balance of loan origination fees and costs	2		3
Allowance for losses	(42)		(51)

Total	$5,872		$6,092

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2012
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$3	$—	$3	$1,892	$1,895
Industrial	—	—	—	—	1,603	1,603
Office	2	—	—	2	1,578	1,580
Apartments	—	—	4	4	548	552
Mixed use/other	66	—	—	66	216	282

Total recorded investment	$68	$3	$4	$75	$5,837	$5,912

% of total commercial mortgage loans	1%	—%	—%	1%	99%	100%

	2011
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$107	$—	$—	$107	$1,791	$1,898
Industrial	3	—	—	3	1,704	1,707
Office	4	3	15	22	1,568	1,590
Apartments	—	—	—	—	641	641
Mixed use/other	1	—	—	1	303	304

Total recorded investment	$115	$3	$15	$133	$6,007	$6,140

% of total commercial mortgage loans	2%	—%	—%	2%	98%	100%

As of December 31, 2012 and 2011, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of December 31, 2012 and 2011.

As of and for the years ended December 31, 2012 and 2011, we modified or extended 38 and 39 commercial mortgage loans, respectively, with a total carrying value of $279 million and $252 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings. As of and for the year ended December 31, 2012, we did not modify or extend any commercial mortgage loans that were considered a troubled debt restructuring. As of and for the year ended December 31, 2011, we modified or extended one commercial mortgage loan with a total carrying value of $3 million that was considered a troubled debt restructuring. As part of this troubled debt restructuring, we forgave default penalties and fees. This troubled debt restructuring did not result in any forgiveness in the outstanding principal amount owed by the borrower or a change to the original contractual interest rate.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Allowance for credit losses:
Beginning balance	$51	$59	$48
Charge-offs (1)	(2)	(5)	(23)
Recoveries	—	—	—
Provision	(7)	(3)	34

Ending balance	$42	$51	$59

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$42	$51	$59

Recorded investment:
Ending balance	$5,912	$6,140	$6,772

Ending balance of individually impaired loans	$—	$10	$30

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,912	$6,130	$6,742

(1)	Charge-offs in 2010 included $13 million related to held-for-sale commercial mortgage loans that were sold in the third quarter of 2010.

As of December 31, 2012, we had no individually impaired commercial mortgage loans. As of December 31, 2011, we had individually impaired commercial mortgage loans included within the office property type with a recorded investment of $10 million, an unpaid principal balance of $13 million, charge-offs of $3 million and an average recorded investment of $10 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of December 31:

	2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$548	$280	$874	$162	$31	$1,895
Industrial	462	242	671	188	40	1,603
Office	323	237	688	288	44	1,580
Apartments	167	140	201	29	15	552
Mixed use/other	68	24	103	81	6	282

Total	$1,568	$923	$2,537	$748	$136	$5,912

% of total	27%	16%	42%	13%	2%	100%

Weighted-average debt service coverage ratio	2.13	1.73	2.09	1.18	2.48	1.95

(1)	Included $136 million of loans in good standing, with a total weighted-average loan-to-value of 144%, where borrowers continued to make timely payments.

	2011
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$453	$247	$900	$268	$30	$1,898
Industrial	445	332	642	261	27	1,707
Office	364	281	546	283	116	1,590
Apartments	164	110	321	31	15	641
Mixed use/other	81	47	89	15	72	304

Total	$1,507	$1,017	$2,498	$858	$260	$6,140

% of total	25%	17%	40%	14%	4%	100%

Weighted-average debt service coverage ratio	2.28	1.89	2.16	1.19	2.26	2.01

(1)	Included $260 million of loans in good standing, with a total weighted-average loan-to-value of 117%, where borrowers continued to make timely payments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$87	$295	$391	$634	$384	$1,791
Industrial	164	148	311	629	345	1,597
Office	148	174	312	559	303	1,496
Apartments	9	62	90	279	112	552
Mixed use/other	32	21	49	64	50	216

Total	$440	$700	$1,153	$2,165	$1,194	$5,652

% of total	8%	12%	20%	39%	21%	100%

Weighted-average loan-to-value	81%	71%	66%	61%	45%	61%

	2011
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$91	$322	$445	$595	$340	$1,793
Industrial	197	238	278	652	334	1,699
Office	188	130	341	395	452	1,506
Apartments	15	80	76	295	174	640
Mixed use/other	22	23	53	61	59	218

Total	$513	$793	$1,193	$1,998	$1,359	$5,856

% of total	9%	14%	20%	34%	23%	100%

Weighted-average loan-to-value	86%	72%	68%	59%	50%	63%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of December 31:

	2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$103	$104
Industrial	—	—	—	—	6	6
Office	—	—	8	—	76	84
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	66	66

Total	$—	$—	$9	$—	$251	$260

% of total	—%	—%	3%	—%	97%	100%

Weighted-average loan-to-value	—%	—%	55%	—%	79%	78%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of December 31:

	2012		2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$140	42%	$161	38%
Industrial	81	24	99	24
Office	63	18	86	21
Apartments	53	15	60	15
Mixed use/other	5	1	7	2

Subtotal	342	100%	413	100%

Allowance for losses	(1)		(2)

Total	$341		$411

	2012		2011
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$126	37%	$146	35%
Pacific	60	18	74	18
Middle Atlantic	55	16	65	16
East North Central	31	9	42	10
West North Central	22	6	28	7
Mountain	21	6	28	7
East South Central	16	5	17	4
West South Central	11	3	12	3
New England	—	—	1	—

Subtotal	342	100%	413	100%

Allowance for losses	(1)		(2)

Total	$341		$411

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Of our restricted commercial mortgage loans as of December 31, 2012, $337 million were current and $5 million were past due for more than 90 days and still accruing interest. Of our restricted commercial mortgage loans as of December 31, 2011, $408 million were current, $2 million were 61 to 90 days past due and $3 million were past due for more than 90 days and still accruing interest.

As of December 31, 2012, the total recorded investment of restricted commercial mortgage loans of $342 million related to loans not individually impaired that were evaluated collectively for impairment. As of December 31, 2011, loans not individually impaired that were evaluated collectively for impairment were $412 million of the total recorded investment of restricted commercial mortgage loans of $413 million. A reduction to the provision for credit losses of $1 million was recorded during the year ended December 31, 2012 related to restricted commercial mortgage loans. There was no provision for credit losses recorded during the year ended December 31, 2011 related to restricted commercial mortgage loans. A provision for credit losses of $2 million was recorded during the year ended December 31, 2010 related to restricted commercial mortgage loans, which reflected our ending balance for allowance for credit losses and was required upon consolidation of securitization entities as of January 1, 2010.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of December 31:

	2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$126	$4	$7	$—	$3	$140
Industrial	77	—	3	1	—	81
Office	54	3	—	6	—	63
Apartments	28	4	21	—	—	53
Mixed use/other	5	—	—	—	—	5

Total recorded investments	$290	$11	$31	$7	$3	$342

% of total	85%	3%	9%	2%	1%	100%

Weighted-average debt service coverage ratio	1.78	1.38	1.14	0.86	0.54	1.68

	2011
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$147	$9	$2	$—	$3	$161
Industrial	87	5	—	5	2	99
Office	63	9	6	6	2	86
Apartments	34	3	—	23	—	60
Mixed use/other	7	—	—	—	—	7

Total recorded investments	$338	$26	$8	$34	$7	$413

% of total	82%	6%	2%	8%	2%	100%

Weighted-average debt service coverage ratio	1.78	1.16	2.07	0.88	0.49	1.65

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of December 31:

	2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$16	$34	$36	$49	$140
Industrial	9	4	14	37	17	81
Office	4	22	14	12	11	63
Apartments	—	20	11	21	1	53
Mixed use/other	—	—	—	2	3	5

Total recorded investments	$18	$62	$73	$108	$81	$342

% of total	5%	18%	21%	32%	24%	100%

Weighted-average loan-to-value	51%	53%	37%	31%	29%	37%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

There were no floating rate restricted commercial mortgage loans as of December 31, 2012 or 2011.

See note 18 for additional information related to consolidated securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities whereby the changes in fair value are recorded in current period income (loss). The trading securities comprise asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables. See note 18 for additional information related to consolidated securitization entities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
(Amounts in millions)	Balance sheet classification	Fair value		Balance sheet classification	Fair value
		2012	2011		2012	2011
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$414	$602	Other liabilities	$27	$1
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	105	43
Foreign currency swaps	Other invested assets	3	—	Other liabilities	1	—
Forward bond purchase commitments	Other invested assets	53	47	Other liabilities	—	—

Total cash flow hedges		470	649		133	44

Fair value hedges:
Interest rate swaps	Other invested assets	12	43	Other liabilities	—	1
Foreign currency swaps	Other invested assets	31	32	Other liabilities	—	—

Total fair value hedges		43	75		—	1

Total derivatives designated as hedges		513	724		133	45

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	603	705	Other liabilities	280	374
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	27	28
Credit default swaps	Other invested assets	8	1	Other liabilities	1	59
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	104	177
Equity index options	Other invested assets	25	39	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	7	Other liabilities	8	4
Other foreign currency contracts	Other invested assets	—	9	Other liabilities	—	11
Reinsurance embedded derivatives (2)	Other assets	—	29	Other liabilities	—	—
GMWB embedded derivatives	Reinsurance recoverable (3)	10	16	Policyholder account balances (4)	350	492
Fixed index annuity embedded derivatives	Other assets (5)	—	—	Policyholder account balances (5)	27	4

Total derivatives not designated as hedges		646	806		797	1,149

Total derivatives		$1,159	$1,530		$930	$1,194

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(4)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(5)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2011	Additions	Maturities/ terminations	December 31, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$12,399	$—	$(2,253)	$10,146
Inflation indexed swaps	Notional	544	10	—	554
Foreign currency swaps	Notional	—	259	(76)	183
Forward bond purchase commitments	Notional	504	—	(48)	456

Total cash flow hedges		13,447	269	(2,377)	11,339

Fair value hedges:
Interest rate swaps	Notional	1,039	—	(316)	723
Foreign currency swaps	Notional	85	—	—	85

Total fair value hedges		1,124	—	(316)	808

Total derivatives designated as hedges		14,571	269	(2,693)	12,147

Derivatives not designated as hedges
Interest rate swaps	Notional	7,200	2,773	(3,642)	6,331
Interest rate swaps related to securitization entities (1)	Notional	117	—	(13)	104
Credit default swaps	Notional	1,110	100	(278)	932
Credit default swaps related to securitization entities (1)	Notional	314	—	(2)	312
Equity index options	Notional	522	1,652	(1,238)	936
Financial futures	Notional	2,924	5,746	(6,978)	1,692
Equity return swaps	Notional	326	202	(342)	186
Other foreign currency contracts	Notional	779	358	(1,137)	—
Reinsurance embedded derivatives	Notional	228	53	(281)	—

Total derivatives not designated as hedges		13,520	10,884	(13,911)	10,493

Total derivatives		$28,091	$11,153	$(16,604)	$22,640

(1)	See note 18 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(Number of policies)	Measurement	December 31, 2011	Additions	Maturities/ terminations	December 31, 2012
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	47,714	—	(2,687)	45,027
Fixed index annuity embedded derivatives	Policies	433	1,610	(30)	2,013

We did not have any derivatives with counterparties that can be terminated at the option of the derivative counterparty as of December 31, 2012.

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(74)	$40	Net investment income	$(12)	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	2	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	14	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	(58)	(9)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	3	—	Interest expense	—	Net investment gains (losses)

Total	$(115)	$35		$(12)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Years Ended December 31, 2012, 2011 and 2010

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Derivatives qualifying as effective accounting hedges as of January 1	$2,009	$924	$802
Current period increases (decreases) in fair value, net of deferred taxes of $38, $(597) and $(73)	(77)	1,086	131
Reclassification to net (income) loss, net of deferred taxes of $12, $—and $4	(23)	(1)	(9)

Derivatives qualifying as effective accounting hedges as of December 31	$1,909	$2,009	$924

The total of derivatives designated as cash flow hedges of $1,909 million, net of taxes, recorded in stockholders’ equity as of December 31, 2012 is expected to be reclassified to future net income (loss), concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $36 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2045. No amounts were reclassified to net income (loss) during the years ended December 31, 2012, 2011 and 2010 in connection with forecasted transactions that were no longer considered probable of occurring.

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging assets	$1	Net investment gains (losses)	$(4)	Net investment income	$(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	(30)	Net investment gains (losses)	38	Interest credited	30	Net investment gains (losses)
Foreign currency swaps	(1)	Net investment gains (losses)	2	Interest credited	—	Net investment gains (losses)

Total	$(30)		$36		$29

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Years Ended December 31, 2012, 2011 and 2010

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2012	2011	2010	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$21	$11	$105	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(4)	(16)	(11)	Net investment gains (losses)
Interest rate swaptions	—	—	53	Net investment gains (losses)
Credit default swaps	57	(45)	7	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	76	(46)	(9)	Net investment gains (losses)
Equity index options	(58)	8	(75)	Net investment gains (losses)
Financial futures	(121)	175	(109)	Net investment gains (losses)
Equity return swaps	(37)	3	(11)	Net investment gains (losses)
Other foreign currency contracts	(19)	(16)	(11)	Net investment gains (losses)
Reinsurance embedded derivatives	3	29	1	Net investment gains (losses)
GMWB embedded derivatives	170	(316)	87	Net investment gains (losses)
Fixed index annuity embedded derivatives	(1)	1	(2)	Net investment gains (losses)

Total derivatives not designated as hedges	$87	$(212)	$25

(1)	See note 18 for additional information related to consolidated securitization entities.

Derivative Counterparty Credit Risk

As of December 31, 2012 and 2011, net fair value assets by counterparty totaled $781 million and $1,027 million, respectively. As of December 31, 2012 and 2011, net fair value liabilities by counterparty totaled $185 million and $240 million, respectively. As of December 31, 2012 and 2011, we retained collateral of $840 million and $1,023 million, respectively, related to these agreements, including over collateralization of $84 million and $50 million, respectively, from certain counterparties. As of December 31, 2012 and 2011, we posted $61 million and $28 million, respectively, of collateral to derivative counterparties, including over collateralization of $9 and $11 million, respectively. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Except for derivatives related to securitization entities, all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2012 and 2011, we could have been allowed to claim up to $25 million and $54 million, respectively, from counterparties and required to disburse up to $2 million and $18 million, respectively. This represented the net fair value of gains and losses by counterparty, less available collateral held, and did not include any fair value gains or losses for derivatives related to securitization entities.

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

Years Ended December 31, 2012, 2011 and 2010

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2012			2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures in less than one year	$5	$—	$—	$—	$—	$—
Matures after one year through five years	—	—	—	5	—	—
AA
Matures in less than one year	6	—	—	—	—	—
Matures after one year through five years	—	—	—	6	—	—
Matures after five years through ten years	5	—	—	5	—	—
A
Matures in less than one year	37	—	—	—	—	—
Matures after one year through five years	—	—	—	37	—	—
Matures after five years through ten years	10	1	—	10	—	1
BBB
Matures in less than one year	68	—	—	—	—	—
Matures after one year through five years	—	—	—	68	1	—
Matures after five years through ten years	24	—	—	24	—	1

Total credit default swaps on single name reference entities	$155	$1	$—	$155	$1	$2

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2012			2011
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$—	$1	$—	$—	$—
9% - 12% matures in less than one year (2)	50	—	—	—	—	—
9% - 12% matures after one year through five years (2)	250	2	—	300	—	27
10% - 15% matures after one year through five years (3)	250	4	—	250	—	—
12% - 22% matures after five years through ten years (4)	—	—	—	248	—	28
15% - 30% matures after five years through ten years (5)	127	1	—	127	—	2

Total credit default swap index tranches	777	7	1	925	—	57

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (6)	12	—	5	14	—	7
Portion backing our interest maturing 2017 (7)	300	—	99	300	—	170

Total customized credit default swap index tranches related to securitization entities	312	—	104	314	—	177

Total credit default swaps on index tranches	$1,089	$7	$105	$1,239	$—	$234

(1)	The current attachment/detachment as of December 31, 2012 was 7% - 15%.
(2)	The current attachment/detachment as of December 31, 2012 and 2011 was 9% - 12%.
(3)	The current attachment/detachment as of December 31, 2012 and 2011 was 10% - 15%.
(4)	The current attachment/detachment as of December 31, 2012 and 2011 was 12% - 22%.
(5)	The current attachment/detachment as of December 31, 2012 and 2011 was 14.8% - 30.3%.
(6)	Original notional value was $39 million.
(7)	Original notional value was $300 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2012	2011	2010 (2)
Unamortized balance as of January 1	$5,458	$5,359	$5,297
Impact of foreign currency translation	9	(8)	(16)
Costs deferred	611	637	587
Amortization, net of interest accretion	(618)	(460)	(510)
Cumulative effect of changes in accounting	—	—	1
Other (1)	—	(70)	—

Unamortized balance as of December 31	5,460	5,458	5,359
Accumulated effect of net unrealized investment (gains) losses	(424)	(265)	(164)

Balance as of December 31	$5,036	$5,193	$5,195

(1)	Relates to the sale of our Medicare supplement insurance business in 2011. See note 8 for additional information.
(2)	On July 1, 2010, we adopted a new accounting standard related to embedded credit derivatives. The adoption of this standard had a net unfavorable impact of $3 million on DAC.

In the first quarter of 2012, we wrote off $142 million of DAC associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction. The write-off was included in amortization, net of interest accretion.

We regularly review DAC to determine if it is recoverable from future income. As part of a life block transaction in the third quarter of 2012, we recorded $39 million of additional DAC amortization to reflect loss recognition on certain term life insurance policies under a reinsurance treaty. As of December 31, 2012 and 2011, we believe all of our other businesses have sufficient future income and therefore the related DAC is recoverable.

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

(Amounts in millions)	2012		2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$1,966	$(1,849)	$1,972	$(1,807)
Capitalized software	685	(491)	617	(426)
Deferred sales inducements to contractholders	137	(99)	151	(70)
Other	181	(49)	190	(47)

Total	$2,969	$(2,488)	$2,930	$(2,350)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $109 million, $138 million and $116 million, respectively. Amortization expense related to deferred sales inducements of $29 million, $22 million and $19 million, respectively, for the years ended December 31, 2012, 2011 and 2010 was included in benefits and other changes in policy reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Unamortized balance as of January 1	$339	$430	$487
Interest accreted at 5.66%, 5.73% and 5.68%	18	22	26
Amortization	(60)	(96)	(83)
Other (1)	—	(17)	—

Unamortized balance as of December 31	297	339	430
Accumulated effect of net unrealized investment (gains) losses	(180)	(174)	(88)

Balance as of December 31	$117	$165	$342

(1)	Relates to the sale of the Medicare supplement insurance business in 2011. See note 8 for additional information.

The percentage of the December 31, 2012 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2013	5.0%
2014	5.5%
2015	8.1%
2016	8.4%
2017	6.4%

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(8) Goodwill, Acquisitions and Dispositions

Goodwill

The following is a summary of our goodwill balance by segment and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	U.S. Life Insurance	International Mortgage Insurance	U.S. Mortgage Insurance	International Protection	Wealth Management	Runoff	Corporate and Other	Total
Balance as of December 31, 2010:
Gross goodwill	$1,034	$19	$22	$93	$297	$112	$29	$1,606
Accumulated impairment losses	(185)	—	(22)	—	—	(70)	—	(277)

Goodwill	849	19	—	93	297	42	29	1,329

Impairment losses	—	—	—	—	—	—	(29)	(29)
Dispositions (1)	—	—	—	—	—	(42)	—	(42)
Acquisitions	—	—	—	—	(2)	—	—	(2)
Foreign exchange translation	—	—	—	(3)	—	—	—	(3)

Balance as of December 31, 2011:
Gross goodwill	1,034	19	22	90	295	70	29	1,559
Accumulated impairment losses	(185)	—	(22)	—	—	(70)	(29)	(306)

Goodwill	849	19	—	90	295	—	—	1,253

Impairment losses	—	—	—	(89)	—	—	—	(89)
Dispositions (2)	—	—	—	—	(35)	—	—	(35)
Foreign exchange translation	—	—	—	(1)	—	—	—	(1)

Balance as of December 31, 2012:
Gross goodwill	1,034	19	22	89	260	70	29	1,523
Accumulated impairment losses	(185)	—	(22)	(89)	—	(70)	(29)	(395)

Goodwill	$849	$19	$—	$—	$260	$—	$—	$1,128

(1)	Relates to the sale of our Medicare supplement insurance business in 2011.
(2)	Relates to the sale of our tax and accounting financial advisor unit, Genworth Financial Investment Services (“GFIS”), in 2012.

Goodwill impairment losses

During the third quarter of 2012, as part of our annual goodwill impairment analysis based on data as of July 1, 2012, we recorded a goodwill impairment of $89 million associated with our international protection reporting unit. Considering current market conditions, including the market environment in Europe and lower trading multiples of European financial services companies, and the impact of those conditions on our international protection reporting unit in a market transaction that may require a higher risk premium, we determined the fair value of the reporting unit was below book value and determined the goodwill associated with this reporting unit was not recoverable. Therefore, we recognized a goodwill impairment for all of the goodwill associated with our international protection reporting unit during the third quarter of 2012.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

to our reverse mortgage business reported in Corporate and Other activities in the fourth quarter of 2011. The key assumptions utilized in this valuation included expected future business performance and the discount rate, both of which were adversely impacted as a result of the recent industry developments.

There were no goodwill impairment charges recorded in 2010.

Deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill.

Acquisitions

On December 31, 2010, we acquired the operating assets of Altegris Capital, LLC. (“Altegris”) in our Wealth Management segment. Altegris, based in La Jolla, California, provides a platform of alternative investments, including hedge funds and managed futures products. Under the terms of the agreement, we paid approximately $40 million at closing and may pay additional performance-based payments of up to $88 million during the five-year period following closing. We recorded consideration of $65 million consisting of the closing cash payment, estimated working capital adjustment and level 3 fair value of $21 million for contingent consideration, determined using an income approach. As part of the business combination, we recognized goodwill of $8 million and level 3 fair values of acquired identifiable intangible assets of $52 million. In 2011, upon finalization of the valuation, we recorded a reduction to goodwill of $3 million. In 2012, we made a payment of $18 million related to the contingent consideration as a result of Altegris achieving certain performance targets. The remaining maximum performance-based payments under the terms of the agreement are $70 million as of December 31, 2012.

On August 29, 2008, we acquired Quantuvis Consulting, Inc., an investment advisor consulting business, for $3 million plus potential contingent consideration of up to $3 million. In 2011, we paid $1 million of contingent consideration related to this acquisition.

Dispositions

On April 2, 2012, we completed the sale of our tax and accounting financial advisor unit, GFIS, for approximately $79 million, plus contingent consideration, to Cetera Financial Group. The contingent consideration was recorded at fair value upon disposition and provides the opportunity for us to receive additional future payments of up to approximately $25 million based on achieving certain revenue goals. We recognized an after-tax gain of $13 million related to the sale.

Effective October 1, 2011, we completed the sale of our Medicare supplement insurance business for total proceeds of $276 million. The sale resulted in an after-tax gain of $36 million. Our Medicare supplement insurance business is included in our Runoff segment. The transaction included the sale of Continental Life Insurance Company of Brentwood, Tennessee and its subsidiary, American Continental Insurance Company, and the reinsurance of the Medicare supplement insurance in-force business written by other Genworth life insurance subsidiaries.

On October 26, 2012, we signed an agreement to sell our reverse mortgage business for $22 million. Subject to customary closing conditions and regulatory approvals, this transaction is expected to close in early 2013, with no significant gain or loss expected to be recorded on the sale. Our reverse mortgage business is included in Corporate and Other activities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(9) Reinsurance

We reinsure a portion of our policy risks to other insurance companies in order to reduce our ultimate losses, diversify our exposures and provide capital flexibility. We also assume certain policy risks written by other insurance companies. Reinsurance accounting is followed for assumed and ceded transactions when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed.

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

As of December 31, 2012, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

Prior to our IPO, we entered into several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements, substantially all of our in-force blocks of variable annuities and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company of Connecticut. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2012 and 2011, we had a reinsurance recoverable of $14,725 million and $14,780 million, respectively, associated with those Reinsurance Transactions.

To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims-paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined from time to time by the NAIC.

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We had pledged fixed maturity securities and commercial mortgage loans of $9,313 million and $895 million, respectively, as of December 31, 2012 and $8,294 million and $919 million, respectively, as of December 31, 2011 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2012	2011	2010
Direct life insurance in-force	$730,016	$719,094	$693,459
Amounts assumed from other companies	1,148	1,239	1,323
Amounts ceded to other companies (1)	(331,909)	(240,019)	(224,013)

Net life insurance in-force	$399,255	$480,314	$470,769

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2012	2011	2010	2012	2011	2010
Direct:
Life insurance	$1,284	$1,351	$1,471	$1,304	$1,370	$1,501
Accident and health insurance	2,853	2,893	2,819	2,840	2,912	2,928
Property and casualty insurance	95	121	129	84	111	121
Mortgage insurance	1,717	1,618	1,531	1,642	1,723	1,702

Total direct	5,949	5,983	5,950	5,870	6,116	6,252

Assumed:
Life insurance	9	12	10	7	11	15
Accident and health insurance	419	426	422	440	492	450
Property and casualty insurance	—	—	—	—	—	—
Mortgage insurance	27	23	44	42	44	49

Total assumed	455	461	476	489	547	514

Ceded:
Life insurance	(528)	(254)	(281)	(527)	(254)	(280)
Accident and health insurance	(690)	(549)	(470)	(672)	(564)	(468)
Property and casualty insurance	—	—	—	—	—	—
Mortgage insurance	(131)	(145)	(163)	(122)	(140)	(164)

Total ceded	(1,349)	(948)	(914)	(1,321)	(958)	(912)

Net premiums	$5,055	$5,496	$5,512	$5,038	$5,705	$5,854

Percentage of amount assumed to net				10%	10%	9%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,951 million, $2,492 million and $2,527 million during 2012, 2011 and 2010, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(10) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2012	2011
Long-term care insurance contracts	(a	)	4.0% - 7.5%	$16,111	$14,773
Structured settlements with life contingencies	(b	)	1.5% - 8.0%	9,398	9,503
Annuity contracts with life contingencies	(b	)	1.5% - 8.0%	4,977	4,907
Traditional life insurance contracts	(c	)	2.5% - 7.5%	2,762	2,730
Supplementary contracts with life contingencies	(b	)	1.5% - 8.0%	251	255
Accident and health insurance contracts	(d	)	3.5% - 7.0%	6	7

Total future policy benefits				$33,505	$32,175

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table and the 1985 National Nursing Home Study and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table or a-2000 Mortality Table.
(c)

Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1941, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).

(d)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality.

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2012	2011
Annuity contracts	$13,323	$13,353
GICs, funding agreements and FABNs	2,152	2,623
Structured settlements without life contingencies	2,078	2,195
Supplementary contracts without life contingencies	691	671
Other	36	38

Total investment contracts	18,280	18,880
Universal life insurance contracts	7,982	7,465

Total policyholder account balances	$26,262	$26,345

Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2012 and 2011, we held $87 million and $84 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

have outstanding funding agreements with the FHLBs and also have letters of credit which have not been drawn upon. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. The amount of funding agreements outstanding with the FHLB was $696 million and $633 million, respectively, as of December 31, 2012 and 2011 which was included in policyholder account balances. We had letters of credit related to the FHLB of $483 million and $462 million, respectively, as of December 31, 2012 and 2011. These funding agreements and letters of credit were collateralized by fixed maturity securities with a fair value of $1,308 million and $1,312 million, respectively, as of December 31, 2012 and 2011.

Certain Nontraditional Long-Duration Contracts

The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2012	2011
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$3,059	$2,802
Net amount at risk	$17	$67
Average attained age of contractholders	71	70
Enhanced death benefits (ratchet, rollup) account value	$3,906	$4,038
Net amount at risk	$217	$428
Average attained age of contractholders	71	69
Account values with living benefit guarantees:
GMWBs	$4,020	$4,068
Guaranteed annuitization benefits	$1,470	$1,462

Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.

As of December 31, 2012 and 2011, our total liability associated with variable annuity contracts with minimum guarantees was approximately $7,790 million and $8,008 million, respectively. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $35 million and $29 million as of December 31, 2012 and 2011, respectively.

The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2012 and 2011, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $902 million and $1,033 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2012	2011
Balanced funds	$4,264	$4,193
Equity funds	1,497	1,118
Bond funds	1,069	1,631
Money market funds	175	140
Other	7	58

Total	$7,012	$7,140

(11) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the dates indicated:

(Amounts in millions)	2012 (1)	2011 (2)	2010 (3)
Beginning as of January 1	$7,620	$6,933	$6,567
Less reinsurance recoverables	(1,654)	(1,654)	(1,769)

Net balance as of January 1	5,966	5,279	4,798

Incurred related to insured events of:
Current year	3,405	3,562	3,436
Prior years	237	651	799

Total incurred	3,642	4,213	4,235

Paid related to insured events of:
Current year	(1,196)	(1,238)	(1,217)
Prior years	(2,790)	(2,379)	(2,669)

Total paid	(3,986)	(3,617)	(3,886)

Interest on liability for policy and contract claims	153	136	121
Foreign currency translation	12	(17)	11
Other (4)	—	(28)	—

Net balance as of December 31	5,787	5,966	5,279
Add reinsurance recoverables	1,722	1,654	1,654

Balance as of December 31	$7,509	$7,620	$6,933

(1)

Current year reserves related to our U.S. Mortgage Insurance segment for the year ended December 31, 2012 were reduced by loss mitigation activities of $73 million, including $70 million related to workouts, loan modifications and pre-sales, and $3 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $601 million for the year ended December 31, 2012, including $574 million related to workouts, loan modifications and pre-sales, and $27 million related to rescissions, net of reinstatements of $31 million.

(2)

Current year reserves related to our U.S. Mortgage Insurance segment for the year ended December 31, 2011 were reduced by loss mitigation activities of $95 million, including $88 million related to workouts, loan modifications and pre-sales, and $7 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $472 million for the year ended December 31, 2011, including $434 million related to workouts, loan modifications and pre-sales, and $38 million related to rescissions, net of reinstatements of $84 million.

(3)

Current year reserves related to our U.S. Mortgage Insurance segment for the year ended December 31, 2010 were reduced by loss mitigation activities of $194 million, including $186 million related to workouts, loan modifications and pre-sales, and $8 million related to rescissions, net of reinstatements. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses of $540 million for the year ended December 31, 2010, including $390 million related to workouts, loan modifications and pre-sales, and $150 million related to rescissions, net of reinstatements of $175 million.

(4)	The amounts relate to the sale of our Medicare supplement insurance business in 2011. See note 8 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

For 2012, the decrease in the ending liability for policy and contract claims was primarily related to our U.S. Mortgage Insurance segment and our life insurance business, partially offset by an increase in our long-term insurance business. In 2012, the liability in our U.S. Mortgage Insurance segment decreased to $2,009 million from $2,488 million as of December 31, 2011 due to lower new delinquencies in 2012, increased loss mitigation efforts and a reserve strengthening in 2011 that did not recur, partially offset by the continued aging of delinquencies. In 2012, the liability in our life insurance business decreased to $175 million from $253 million as of December 31, 2011 due primarily to lower claim frequency and severity in 2012 compared to 2011. Partially offsetting these decreases was an increase in the liability in our long-term care insurance business which increased to $4,655 million from $4,130 million as of December 31, 2011 largely from growth and aging of the in-force block, an increase in severity and duration of claims associated with observed loss development and higher average reserve costs on new claims in 2012.

During 2012, we strengthened reserves by $237 million as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods.

In 2012, we increased prior year reserves in our International Mortgage Insurance segment by $142 million from $553 million as of December 31, 2011. During 2012, our Australian mortgage insurance business strengthened reserves due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 vintages which have a higher concentration of self-employed borrowers.

In 2012, we increased prior year claim reserves related to our long-term care insurance business by $93 million from $4,130 million as of December 31, 2011. We experienced an increase in severity and duration of claims associated with observed loss development, particularly in older issued policies, partially offset by refinements to our estimated claim reserves.

For our other businesses, the remaining unfavorable development in 2012 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

For 2011, the increase in the ending liability for policy and contract claims was primarily related to our long-term care insurance business due to growth and aging of the in-force block and claims experience including

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

During 2011, we strengthened reserves by $651 million as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods.

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

For 2010, the increase in the ending liability for policy and contract claims was primarily related to our long-term care insurance business as a result of the aging of existing claims coupled with emerging claim experience. Our ending liability for policy and contract claims related to our U.S. Mortgage Insurance segment as of December 31, 2010 remained relatively flat as the increase in reserves during the year was largely offset by paid claims.

During 2010, we strengthened reserves by $799 million as a result of changes in estimates related to prior year insured events and the development of information and trends not previously known when establishing the reserves in prior periods.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

(12) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these defined benefit pension plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2012 and 2011, we recorded a liability related to these benefits of $69 million and $58 million, respectively. We recognized a decrease in OCI of $8 million and $17 million in 2012 and 2011, respectively.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits will be limited to associates who are within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2012 and 2011, the accumulated postretirement benefit obligation associated with these benefits was $88 million and $80 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. We recognized a decrease in OCI of $3 million and $2 million in 2012 and 2011, respectively.

Our cost associated with our pension, retiree health and life insurance benefit plans was $28 million, $27 million and $39 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 6% of the employee’s pay. In December 2010, we announced employees hired on

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

or after January 1, 2011 will not vest immediately in Genworth matching contributions but will fully vest after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2012 and 2011 in relation to this plan option was $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution plan. Our cost associated with these plans was $20 million, $19 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our long-term care insurance is provided through our group long-term care insurance business. The premiums recorded by these businesses related to these benefits were insignificant during 2012, 2011 and 2010.

(13) Borrowings and Other Financings

(a) Short-Term Borrowings

Commercial Paper Facility

We have a $1.0 billion commercial paper program whereby notes are offered pursuant to an exemption from registration under the Securities Act of 1933 and may have a maturity of up to 364 days from the date of issue. As of December 31, 2012, we have no commercial paper outstanding.

Revolving Credit Facilities

We had two five-year revolving credit facilities of $930 million each, one that matured in May 2012 and the other in August 2012. We did not renew either of these facilities. These facilities had variable interest rates based on one-month London Interbank Offered Rate (“LIBOR”) plus a margin. At the time of maturity, we had no borrowings under either of these facilities and no letters of credit outstanding. Any letters of credit that were previously outstanding under these facilities have been replaced via other arrangements. As of December 31, 2011, we had no borrowings under these facilities; however, we utilized $257 million under these facilities primarily for the issuance of letters of credit for the benefit of one of our life insurance subsidiaries. In June 2010, we repaid $100 million of outstanding borrowings under each of our five-year revolving credit facilities using the net proceeds from our senior notes offering that was completed in June 2010. In November 2010, we repaid $125 million of outstanding borrowings under each of our five-year revolving credit facilities with cash on hand. The remaining outstanding borrowings of $240 million under each of our five-year revolving credit facilities were repaid with net proceeds from our senior notes offering that was completed in November 2010, together with cash on hand.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2012	2011
5.65% Senior Notes, due 2012 (1)	$—	$222
5.75% Senior Notes, due 2014 (1)	500	600
4.59% Senior Notes, due 2015 (2)	151	147
4.95% Senior Notes, due 2015 (1)	350	350
8.625% Senior Notes, due 2016 (1)	300	300
6.52% Senior Notes, due 2018 (1)	600	600
5.68% Senior Notes, due 2020 (2)	276	270
7.70% Senior Notes, due 2020 (1)	400	400
7.20% Senior Notes, due 2021 (1)	399	399
7.625% Senior Notes, due 2021 (1)	760	400
Floating Rate Junior Notes, due 2021 (3)	145	143
6.50% Senior Notes, due 2034 (1)	297	297
6.15% Junior Notes, due 2066	598	598

Total	$4,776	$4,726

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

Long-Term Senior Notes

During the fourth quarter of 2012, we completed a tender offer for up to $100 million of our 5.75% senior notes that mature in June 2014. As a result of this tender offer, we repurchased principal of approximately $100 million of these notes, plus accrued interest on the notes repurchased, for a pre-tax loss of $6 million.

We repaid $222 million of our 5.65% senior notes that matured in June 2012 (“2012 Notes”).

In March 2011, we issued senior notes having an aggregate principal amount of $400 million, with an interest rate equal to 7.625% per year payable semi-annually, and maturing in September 2021 (“September 2021 Notes”). The September 2021 Notes are our direct, unsecured obligations and will rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $397 million from the issuance of the September 2021 Notes were used for general corporate purposes. In March 2012, we issued $350 million aggregate principal amount of additional September 2021 Notes. These September 2021 Notes were issued at a public offering price of 103% of principal amount, with a yield to maturity of 7.184%. The net proceeds of $358 million from the issuance of these new September 2021 Notes were used for general corporate purposes, including increasing liquidity at the holding company level.

In December 2010, our majority-owned subsidiary, Genworth Canada, issued CAD$150 million of 4.59% senior notes due 2015. The net proceeds of the offering were used to fund transactions among Genworth Canada

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

In June 2007, we issued the 2012 Notes, which had an aggregate principal amount of $350 million, with an interest rate equal to 5.65% per year payable semi-annually, and matured in June 2012. The 2012 Notes were our direct, unsecured obligations and ranked equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The net proceeds of $349 million from the issuance of the 2012 Notes were used to partially repay $500 million of our senior notes which matured in June 2007, with the remainder repaid with cash on hand. During 2009, we repurchased $128 million aggregate principal amount of the 2012 Notes, plus accrued interest, for a pre-tax gain of $5 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

In June 2004, we issued senior notes having an aggregate principal amount of $600 million maturing in 2014 and $300 million maturing in 2034. As a result of hedging arrangements entered into with respect to these securities, our effective interest rates will be 5.51% on the senior notes maturing in 2014 and 6.35% on the senior notes maturing in 2034. These senior notes are direct unsecured obligations and will rank without preference or priority among themselves and equally with all of our existing and future unsecured and unsubordinated obligations.

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

In connection with the issuance of the 2066 Notes, we entered into a Replacement Capital Covenant (the “Replacement Capital Covenant”), whereby we agreed, for the benefit of holders of our 6.5% Senior Notes due

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

2034, that we will not repay, redeem or repurchase the 2066 Notes on or before November 15, 2046, unless such repayment, redemption or repurchase is made from the proceeds of the issuance of certain replacement capital securities and pursuant to the other terms and conditions set forth in the Replacement Capital Covenant.

Mandatorily Redeemable Preferred Stock

As part of our corporate formation, we issued 5.25% Series A Preferred Stock (“Series A Preferred Stock”) to GEFAHI. GEFAHI sold all of our Series A Preferred Stock in a public offering concurrent with our IPO. During August 2010, we repurchased 120,000 shares of our Series A Preferred Stock for $6 million. On June 1, 2011, we redeemed all the remaining outstanding shares of our Series A Preferred Stock at a price of $50 per share, plus unpaid dividends accrued to the date of redemption, for $57 million.

Dividends on the Series A Preferred Stock were fixed at an annual rate equal to 5.25% of the sum of (1) the stated liquidation value of $50 per share plus (2) accumulated and unpaid dividends. Dividends were payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. For the years ended December 31, 2011 and 2010, we paid dividends of $2 million and $3 million, respectively, which were recorded as interest expense in the consolidated statements of income.

(c) Non-Recourse Funding Obligations

We issued non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance products.

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2012	2011
River Lake Insurance Company (a), due 2033	$570	$570
River Lake Insurance Company (b), due 2033	489	500
River Lake Insurance Company II (a), due 2035	192	192
River Lake Insurance Company II (b), due 2035	500	520
River Lake Insurance Company III (a), due 2036	—	411
River Lake Insurance Company III (b), due 2036	—	240
River Lake Insurance Company IV Limited (b), due 2028	—	508
Rivermont Insurance Company I (a), due 2050	315	315

Total	$2,066	$3,256

(a)	Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

The floating rate notes have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third-party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than the River Lake and Rivermont Insurance Companies, as applicable, the direct issuers of the notes. We have provided a limited guarantee to Rivermont Insurance Company

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(“Rivermont I”), where under adverse interest rate, mortality or lapse scenarios (or combination thereof), we may be required to provide additional funds to Rivermont I. Genworth Life and Annuity Insurance Company, our wholly-owned subsidiary, has agreed to indemnify the issuers and the third-party insurer for certain limited costs related to the issuance of these obligations.

Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for non-payment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval.

During 2012, River Lake Insurance Company, our indirect wholly-owned subsidiary, repaid $11 million of its total outstanding floating rate subordinated notes due in 2033.

In December 2012, we acquired $20 million of non-recourse funding obligations issued by River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, resulting in a U.S. GAAP after-tax gain of $4 million. We accounted for these transactions as redemptions of our non-recourse funding obligations.

On March 26, 2012, River Lake Insurance Company IV Limited (“River Lake IV”) repaid $3 million of its total outstanding $8 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. During the three months ended September 30, 2012, as part of a life block transaction, we acquired $270 million of non-recourse funding obligations issued by River Lake IV, which were accounted for as redemptions of our non-recourse funding obligations and resulted in a U.S. GAAP after-tax gain of approximately $21 million. The life block transaction also resulted in higher after-tax DAC amortization of $25 million reflecting loss recognition associated with a third-party reinsurance treaty plus additional expenses. The combined transactions resulted in a U.S. GAAP after-tax loss of $6 million in the three months ended September 30, 2012 which was included in our U.S. Life Insurance segment. In December 2012, we repaid the remaining outstanding non-recourse funding obligations issued by River Lake IV of $235 million.

In January 2012, as part of a life block transaction, we acquired $475 million of our non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”), our indirect wholly-owned subsidiary, which were accounted for as redemptions of our non-recourse funding obligations and resulted in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the life block transaction, we ceded certain term life insurance policies to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of DAC amortization, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million in the three months ended March 31, 2012 which was included in our U.S. Life Insurance segment. In February and March 2012, we repaid the remaining outstanding non-recourse funding obligations issued by River Lake III of $176 million.

During 2011, we acquired $175 million aggregate principal amount of notes issued by River Lake II, River Lake III and River Lake IV secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $48 million. We accounted for these transactions as redemptions of our non-recourse funding obligations.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

The weighted-average interest rates on the non-recourse funding obligations as of December 31, 2012 and 2011 were 1.54% and 1.41%, respectively.

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes) and non-recourse funding obligations by maturity were as follows as of December 31, 2012:

(Amounts in millions)	Amount
2013	$—
2014	500
2015	501
2016	300
2017 and thereafter (1)	5,538

Total	$6,839

(1)	Repayment of $2.1 billion of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through cash flows from operations.

(14) Income Taxes

Income (loss) before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Domestic	$33	$(614)	$(825)
Foreign	679	820	772

Income (loss) before income taxes	$712	$206	$(53)

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Current federal income taxes	$(29)	$25	$(97)
Deferred federal income taxes	40	(255)	(365)

Total federal income taxes	11	(230)	(462)

Current state income taxes	(8)	8	(9)
Deferred state income taxes	(9)	(7)	(1)

Total state income taxes	(17)	1	(10)

Current foreign income taxes	138	329	191
Deferred foreign income taxes	57	(82)	33

Total foreign income taxes	195	247	224

Total provision (benefit) for income taxes	$189	$18	$(248)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Our current income tax receivable was $99 million as of December 31, 2012 and our current income tax payable was $140 million as of December 31, 2011.

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in millions)	2012		2011		2010
Pre-tax income (loss)	$712		$206		$(53)

Statutory U.S. federal income tax rate	$249	35.0%	$72	35.0%	$(19)	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(11)	(1.5)	1	0.7	(7)	12.7
Benefit on tax favored investments	(9)	(1.2)	(26)	(12.8)	(32)	61.3
Effect of foreign operations	(66)	(9.3)	(48)	(23.2)	(88)	165.7
Interest on uncertain tax positions	(3)	(0.5)	—	(0.1)	(6)	12.2
Non-deductible expenses	3	0.5	—	—	3	(5.2)
Non-deductible goodwill related to sale of subsidiary	9	1.2	16	7.8	—	—
Non-deductible goodwill	19	2.6	—	—	—	—
Tax benefits related to separation from our former parent	—	—	—	—	(106)	200.9
Other, net	(2)	(0.3)	3	1.3	7	(14.7)

Effective rate	$189	26.5%	$18	8.7%	$(248)	467.9%

For the year ended December 31, 2012, the increase in the effective tax rate was primarily attributable to lower tax favored investments in 2012, the proportion of lower taxed foreign income to pre-tax earnings in 2012 compared to 2011 and a goodwill impairment in 2012, partially offset by a smaller impact from the sale of subsidiary in 2012 compared to 2011.

For the year ended December 31, 2011, the increase in the effective tax rate was primarily due to changes in uncertain tax benefits related to our 2004 separation from our former parent, GE. At the time of the separation, we made certain joint tax elections and realized certain tax benefits. During the first quarter of 2010, the Internal Revenue Service (“IRS”) completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $106 million of previously uncertain tax benefits related to separation became certain and we recognized those in the first quarter of 2010. Additionally, we recorded $23 million as additional paid-in capital related to our 2004 separation. The effective tax rate also increased due to higher pre-tax earnings in 2011, which decreased the relative magnitude of tax provision items.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The components of the net deferred income tax liability were as follows as of December 31:

(Amounts in millions)	2012	2011
Assets:
Investments	$453	$584
Foreign tax credit carryforwards	243	120
Accrued commission and general expenses	252	230
Net operating loss carryforwards	1,735	1,760
Other	303	194

Gross deferred income tax assets	2,986	2,888
Valuation allowance	(269)	(234)

Total deferred income tax assets	2,717	2,654

Liabilities:
Net unrealized gains on investment securities	1,380	761
Net unrealized gains on derivatives	152	214
Insurance reserves	1,273	1,186
DAC	1,177	1,127
PVFP and other intangibles	46	27
Other	234	177

Total deferred income tax liabilities	4,262	3,492

Net deferred income tax liability	$1,545	$838

The above valuation allowances of $269 million and $234 million, respectively, related to state deferred tax assets and foreign net operating losses as of December 31, 2012 and 2011, respectively. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

NOL carryforwards amounted to $4,986 million as of December 31, 2012, and, if unused, will expire beginning in 2025. Foreign tax credit carryforwards amounted to $243 million as of December 31, 2012, and, if unused will expire in 2015. The benefits of the NOL and foreign tax credit carryforwards have been recognized in our consolidated financial statements, except to the extent of the valuation allowances described above relating to state and foreign taxes.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post-IPO periods. As of December 31, 2012 and 2011, we have recorded in our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $599 million. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 11 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $17 million, $18 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2012 and 2011, we have recorded the estimated present value of our remaining obligation to GE of $279 million and $310 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

In 2012, we adjusted our deferred tax liability by $39 million with an offset to additional paid-in capital related to an unsupported tax balance that arose prior to our IPO.

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2012, amounted to approximately $2,959 million. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the United States. Our international businesses held cash and short-term investments of $439 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2012	2011	2010
Balance as of January 1	$226	$193	$285
Tax positions related to the current period:
Gross additions	14	19	23
Gross reductions	—	—	(14)
Tax positions related to the prior years:
Gross additions	—	28	69
Gross reductions	(131)	(14)	(159)
Settlements	(54)	—	(11)

Balance as of December 31	$55	$226	$193

The total amount of unrecognized tax benefits was $55 million as of December 31, 2012, of which $40 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $5 million benefits related to interest and penalties during 2012 and no benefits during 2011. We recorded $9 million of benefits for interest and penalties during 2010. We had approximately $4 million and $9 million of interest and penalties accrued as of December 31, 2012 and 2011, respectively.

For tax years prior to 2011, we filed U.S. separate non-life consolidated, life consolidated Federal income tax returns, several separate non-life and life returns and various state and local tax returns. For tax years beginning in 2011 and thereafter, we have elected to file a life/non-life consolidated return for U.S. federal income tax purposes. With possible exceptions, we are no longer subject to U.S. Federal tax examinations for years through 2006. Any exposure with respect to these pre-2006 years has been sufficiently recorded in the financial statements. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. Federal examinations. For our non-life companies, all tax years prior to 2009 are closed to examination. The IRS has recently submitted a revenue agent’s report (“RAR”) with respect to its completion of its review of our 2007 to 2008 life consolidated U.S. income tax returns. The RAR includes disagreed issues which have been timely protested; based on certain developments with the IRS’s Large Business & International division, we understand that the IRS examination team is in the process of conceding such disagreed issues and a revised RAR is forthcoming. Several of our companies were included in a consolidated return with our former parent, GE, for pre-2005 tax years before our IPO. The IRS completed its examination of these GE consolidated returns in 2010, and the appropriate adjustments under the Tax Matters Agreement and other tax sharing arrangements with GE were settled and finalized during the year ended December 31, 2012. We are also

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

responsible for any tax liability of any separate U.S. Federal and state life insurance pre-disposition period returns of former life insurance subsidiaries sold to Aetna, Inc. on October 1, 2011. With respect to our foreign affiliates, the U.K. tax authority (HM Revenue and Customs) is currently reviewing income tax returns for 2010 and later years.

We believe it is reasonably possible that in 2013 as a result of our open audits and appeals, up to approximately $25 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain life insurance deductions in the United States and Australia.

(15) Supplemental Cash Flow Information

Net cash paid for taxes was $287 million, $194 million and $253 million and cash paid for interest was $465 million, $444 million and $378 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Supplemental schedule of non-cash investing and financing activities:
Change in collateral for securities lending transactions	$—	$(285)	$(41)

Total non-cash transactions	$—	$(285)	$(41)

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

(16) Stock-Based Compensation

Prior to May 2012, we granted share-based awards to employees and directors, including stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan,” together with the 2004 Omnibus Incentive Plan, the “Omnibus Incentive Plans”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we are authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the prior Plan. From and after May 2012, no further awards have been or will be granted under the 2004 Omnibus Incentive Plan and the 2004 Omnibus Incentive Plan will remain in effect only as long as awards granted thereunder remain outstanding.

We recorded stock-based compensation expense under the Omnibus Incentive Plans of $23 million, $32 million and $40 million, respectively, for the years ended December 31, 2012, 2011 and 2010. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

The following table contains the stock option and SAR weighted-average grant date fair value information and related valuation assumptions, excluding exchanged grants and performance-accelerated options described further below, for the years ended December 31:

	Stock Options and SARs
	2012	2011	2010
Awards granted (in thousands)	5,085	2,730	3,240
Maximum share value at exercise of SARs	$75.00	$75.00	$—
Fair value per options and SARs	$2.34	$3.19	$10.48
Valuation assumptions:
Expected term (years)	6.0	6.0	6.0
Expected volatility	100.7%	95.3%	92.8%
Expected dividend yield	0.5%	0.5%	0.5%
Risk-free interest rate	1.1%	2.9%	2.9%

During 2012 and 2011, we granted SARs with exercise prices ranging from $4.48 to $8.88 and $5.84 to $12.75, respectively. These SARs have a feature that places a cap on the amount of gain that can be recognized upon exercise of the SARs. Specifically, if the price of our Class A Common Stock reaches $75.00, any vested portion of the SAR will be automatically exercised. During 2011, we granted stock options with exercise prices ranging from $12.75 to $13.50. The stock option and SAR grant prices equaled the closing market prices of our Class A Common Stock on the date of grant and the awards have an exercise term of 10 years. The stock options and SARs granted in 2012 and 2011 have average vesting periods of four years in annual increments commencing on the first anniversary of the grant date. Additionally, during 2012 and 2011, we issued RSUs with average restriction periods of four years and a fair value of $4.48 to $9.10 and $5.84 to $13.50, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date.

For purposes of determining the fair value of 1.4 million shares of performance-accelerated SARs and 0.2 million shares of performance-accelerated non-qualified options that were issued in August 2009, we used the Monte-Carlo Simulation. Monte-Carlo Simulation is a technique used to simulate future stock price movements in order to determine the fair value due to unique vesting and exercising provisions. The performance-accelerated SARs and options grant date fair value was $5.28 and were fully amortized over a 1.4 year derived service period. The performance-accelerated SARs and options vest on the fourth anniversary of the grant date but are subject to earlier vesting in one-third increments based on the closing price of our Class A Common Stock exceeding certain specified amounts ($12.00, $16.00 and $20.00, respectively) for 20 consecutive trading days. Based on the closing price of our Class A Common Stock, the first two tranches at $12.00 and $16.00 vested in 2010.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table summarizes stock option activity as of December 31, 2012 and 2011:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2011	9,654	$13.23
Granted	34	$13.08
Exercised	(404)	$3.82
Forfeited	(1,319)	$19.28
Expired	—	$—

Balance as of January 1, 2012	7,965	$12.70
Exercised	(311)	$2.79
Forfeited	(1,545)	$18.40
Expired	—	$—

Balance as of December 31, 2012	6,109	$11.77

Exercisable as of December 31, 2012	5,225	$11.49

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price	Shares in thousands	Average exercise price
$2.00 – $2.46 (2)	1,074	5.92	$2.45	1,074	$2.45
$5.30 – $7.80 (2)	2,021	2.96	$7.78	1,897	$7.78
$9.10 – $14.18	1,636	6.81	$14.15	896	$14.15
$14.92 – $19.71	852	1.54	$19.42	846	$19.43
$20.14 – $34.13	526	2.82	$26.27	512	$26.37

	6,109		$11.77	5,225	$11.49

(1)	Average contractual life remaining in years.
(2)	These shares have an aggregate intrinsic value for total options and exercisable options of $5 million each.

The following table summarizes the status of our other equity-based awards as of December 31, 2012 and 2011:

	RSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2011	2,842	$18.52	499	$10.26	8,819	$7.44
Granted	955	$12.55	158	$8.06	2,696	$3.11
Exercised	(987)	$17.54	(119)	$3.02	(95)	$1.28
Terminated	(278)	$18.10	—	$—	(946)	$7.02

Balance as of January 1, 2012	2,532	$16.65	538	$9.46	10,474	$6.42
Granted	1,087	$8.22	162	$6.47	5,085	$2.34
Exercised	(1,103)	$14.16	(10)	$2.14	(51)	$1.28
Terminated	(236)	$17.97	—	$—	(5,149)	$6.52

Balance as of December 31, 2012	2,280	$12.97	690	$8.74	10,359	$4.44

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

As of December 31, 2012 and 2011, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $32 million and $49 million, respectively. This expense is expected to be recognized over a weighted-average period of two years.

There was $1 million and $2 million in cash received from stock options exercised in 2012 and 2011, respectively. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $3 million and $6 million as of December 31, 2012 and 2011, respectively.

In connection with the initial public offering of Genworth Canada in July 2009, our indirect subsidiary, Genworth Canada, granted stock options and other equity-based awards to its Canadian employees. As of December 31, 2012, Genworth Canada had outstanding 1,027,130 of stock options and 142,972 of RSUs and performance stock units (“PSUs”) and 34,412 of DSUs, all of which were vested. As of December 31, 2011, Genworth Canada had outstanding 1,152,450 of stock options and 140,940 of RSUs and PSUs and 20,437 of DSUs, all of which were vested. For the years ended December 31, 2012 and 2010, we recorded stock-based compensation expense of $3 million and $4 million, respectively. For the year ended December 31, 2011, we recorded a benefit from stock-based compensation of $1 million. For the years ended December 31, 2012, 2011 and 2010, we estimated total unrecognized expense of $1 million, $1 million and $4 million, respectively, related to these awards. See note 23 for additional information regarding the initial public offering of Genworth Canada.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	December 31, 2012
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,872	$6,378	$—	$—	$6,378
Restricted commercial mortgage loans		(1)	341	389	—	—	389
Other invested assets		(1)	380	389	—	265	124
Liabilities:
Long-term borrowings (2)		(1)	4,776	4,950	—	4,800	150
Non-recourse funding obligations (2)		(1)	2,066	1,462	—	—	1,462
Borrowings related to securitization entities (3)		(1)	274	303	—	238	65
Investment contracts		(1)	18,280	19,526	—	1,009	18,517
Other firm commitments:
Commitments to fund limited partnerships	64		—	—	—	—	—
Ordinary course of business lending commitments	44		—	—	—	—	—

	December 31, 2011
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,092	$6,500	$—	$—	$6,500
Restricted commercial mortgage loans		(1)	411	461	—	—	461
Other invested assets		(1)	786	795	—	658	137
Liabilities:
Long-term borrowings (2)		(1)	4,726	4,353	—	4,214	139
Non-recourse funding obligations (2)		(1)	3,256	2,160	—	—	2,160
Borrowings related to securitization entities (3)		(1)	348	375	—	287	88
Investment contracts		(1)	18,880	19,681	—	1,356	18,325
Other firm commitments:
Commitments to fund limited partnerships	78		—	—	—	—	—
Ordinary course of business lending commitments	9		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	See note 13 for additional information related to borrowings.

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

Years Ended December 31, 2012, 2011 and 2010

Fixed maturity, equity and trading securities

The valuations of fixed maturity, equity and trading securities are determined using a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information.

We utilize certain third-party data providers when determining fair value. We consider information obtained from third-party pricing services (“pricing services”) as well as third-party broker provided prices, or broker quotes, in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by pricing services and broker quotes, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received, including an understanding of the assumptions and inputs utilized to determine the appropriate fair value. For pricing services, we analyze the prices provided by our primary pricing services to other readily available pricing services and perform a detailed review of the assumptions and inputs from each pricing service to determine the appropriate fair value when pricing differences exceed certain thresholds. We also evaluate changes in fair value that are greater than 10% each month to further aid in our review of the accuracy of fair value measurements and our understanding of changes in fair value, with more detailed reviews performed by the asset managers responsible for the related asset class associated with the security being reviewed.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Years Ended December 31, 2012, 2011 and 2010

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$5,482	$—	$5,482	$—
Internal models	9	—	—	9

Total U.S. government, agencies and government-sponsored enterprises	5,491	—	5,482	9

Tax-exempt:
Pricing services	294	—	294	—

Total tax-exempt	294	—	294	—

Government—non-U.S.:
Pricing services	2,413	—	2,413	—
Internal models	9	—	—	9

Total government—non-U.S.	2,422	—	2,413	9

U.S. corporate:
Pricing services	23,113	—	23,113	—
Broker quotes	121	—	—	121
Internal models	2,871	—	309	2,562

Total U.S. corporate	26,105	—	23,422	2,683

Corporate—non-U.S.:
Pricing services	13,635	—	13,635	—
Broker quotes	75	—	—	75
Internal models	2,082	—	174	1,908

Total corporate—non-U.S.	15,792	—	13,809	1,983

Residential mortgage-backed:
Pricing services	5,924	—	5,924	—
Broker quotes	98	—	—	98
Internal models	59	—	—	59

Total residential mortgage-backed	6,081	—	5,924	157

Commercial mortgage-backed:
Pricing services	3,298	—	3,298	—
Broker quotes	18	—	—	18
Internal models	17	—	—	17

Total commercial mortgage-backed	3,333	—	3,298	35

Other asset-backed:
Pricing services	1,776	—	1,776	—
Broker quotes	829	—	—	829
Internal models	38	—	3	35

Total other asset-backed	2,643	—	1,779	864

Total fixed maturity securities	$62,161	$—	$56,421	$5,740

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following tables summarize the primary sources of data considered when determining fair value of equity securities as of December 31:

	2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$419	$417	$2	$—
Broker quotes	3	—	—	3
Internal models	96	—	—	96

Total equity securities	$518	$417	$2	$99

	2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$263	$261	$2	$—
Broker quotes	6	—	—	6
Internal models	92	—	—	92

Total equity securities	$361	$261	$2	$98

The following tables summarize the primary sources of data considered when determining fair value of trading securities as of December 31:

	2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$480	$—	$480	$—
Broker quotes	76	—	—	76
Internal models	10	—	—	10

Total trading securities	$566	$—	$480	$86

	2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$524	$—	$524	$—
Broker quotes	264	—	—	264

Total trading securities	$788	$—	$524	$264

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

Years Ended December 31, 2012, 2011 and 2010

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

Derivatives

We consider counterparty collateral arrangements and rights of set-off when evaluating our net credit risk exposure to our derivative counterparties. Accordingly, we are permitted to include consideration of these arrangements when determining whether any incremental adjustment should be made for both the counterparty’s and our non-performance risk in measuring fair value for our derivative instruments. As a result of these counterparty arrangements, we determined that any adjustment for credit risk would not be material and we do not record any incremental adjustment for our non-performance risk or the non-performance risk of the derivative counterparty for our derivative assets or liabilities. We determine fair value for our derivatives using an income approach with internal models based on relevant market inputs for each derivative instrument. We also compare the fair value determined using our internal model to the valuations provided by our derivative counterparties with any significant differences or changes in valuation being evaluated further by our derivatives professionals that are familiar with the instrument and market inputs used in the valuation.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of December 31, 2012 and 2011, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $89 million and $109 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Fixed index annuity embedded derivatives

We offer fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,491	$—	$5,482	$9
Tax-exempt	294	—	294	—
Government—non-U.S.	2,422	—	2,413	9
U.S. corporate	26,105	—	23,422	2,683
Corporate—non-U.S.	15,792	—	13,809	1,983
Residential mortgage-backed	6,081	—	5,924	157
Commercial mortgage-backed	3,333	—	3,298	35
Other asset-backed	2,643	—	1,779	864

Total fixed maturity securities	62,161	—	56,421	5,740

Equity securities	518	417	2	99

Other invested assets:
Trading securities	566	—	480	86
Derivative assets:
Interest rate swaps	1,029	—	1,027	2
Foreign currency swaps	34	—	34	—
Credit default swaps	8	—	1	7
Equity index options	25	—	—	25
Forward bond purchase commitments	53	—	53	—

Total derivative assets	1,149	—	1,115	34

Securities lending collateral	187	—	187	—
Derivatives counterparty collateral	261	—	261	—

Total other invested assets	2,163	—	2,043	120

Restricted other invested assets related to securitization entities (1)	393	—	199	194
Other assets (2)	9	—	—	9
Reinsurance recoverable (3)	10	—	—	10
Separate account assets	9,937	9,937	—	—

Total assets	$75,191	$10,354	$58,665	$6,172

Liabilities
Policyholder account balances:
GMWB embedded derivatives (4)	$350	$—	$—	$350
Fixed index annuity embedded derivatives	27	—	—	27

Total policyholder account balances	377	—	—	377

Other liabilities:
Contingent purchase price	32	—	—	32
Derivative liabilities:
Interest rate swaps	307	—	307	—
Interest rate swaps related to securitization entities (1)	27	—	27	—
Inflation indexed swaps	105	—	105	—
Foreign currency swaps	1	—	1	—
Credit default swaps	1	—	—	1
Credit default swaps related to securitization entities (1)	104	—	—	104
Equity return swaps	8	—	8	—

Total derivative liabilities	553	—	448	105

Total other liabilities	585	—	448	137

Borrowings related to securitization entities (1)	62	—	—	62

Total liabilities	$1,024	$—	$448	$576

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(4)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

	2011
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,863	$—	$4,850	$13
Tax-exempt	503	—	503	—
Government—non-U.S.	2,211	—	2,201	10
U.S. corporate	25,258	—	22,747	2,511
Corporate—non-U.S.	13,757	—	12,473	1,284
Residential mortgage-backed	5,695	—	5,600	95
Commercial mortgage-backed	3,400	—	3,361	39
Other asset-backed	2,608	—	2,337	271

Total fixed maturity securities	58,295	—	54,072	4,223

Equity securities	361	261	2	98

Other invested assets:
Trading securities	788	—	524	264
Derivative assets:
Interest rate swaps	1,350	—	1,345	5
Foreign currency swaps	32	—	32	—
Credit default swaps	1	—	1	—
Equity index options	39	—	—	39
Equity return swaps	7	—	7	—
Forward bond purchase commitments	47	—	47	—
Other foreign currency contracts	9	—	—	9

Total derivative assets	1,485	—	1,432	53

Securities lending collateral	406	—	406	—
Derivatives counterparty collateral	323	—	323	—

Total other invested assets	3,002	—	2,685	317

Restricted other invested assets related to securitization entities (1)	376	—	200	176
Other assets (2)	29	—	29	—
Reinsurance recoverable (3)	16	—	—	16
Separate account assets	10,122	10,122	—	—

Total assets	$72,201	$10,383	$56,988	$4,830

Liabilities
Policyholder account balances:
GMWB embedded derivatives (4)	$492	$—	$—	$492
Fixed index annuity embedded derivatives	4	—	—	4

Total policyholder account balances	496	—	—	496

Other liabilities:
Contingent purchase price	46	—	—	46
Derivative liabilities:
Interest rate swaps	376	—	376	—
Interest rate swaps related to securitization entities (1)	28	—	28	—
Inflation indexed swaps	43	—	43	—
Credit default swaps	59	—	2	57
Credit default swaps related to securitization entities (1)	177	—	—	177
Equity return swaps	4	—	4	—
Other foreign currency contracts	11	—	11	—

Total derivative liabilities	698	—	464	234

Total other liabilities	744	—	464	280

Borrowings related to securitization entities (1)	48	—	—	48

Total liabilities	$1,288	$—	$464	$824

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with certain reinsurance agreements.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(4)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Years Ended December 31, 2012, 2011 and 2010

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2012	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$9	$(13)	$9	$—
Government—non-U.S.	10	—	—	—	—	—	(1)	—	—	9	—
U.S. corporate (1)	2,511	12	118	147	(122)	—	(214)	726	(495)	2,683	14
Corporate—non-U.S. (1)	1,284	3	92	269	(29)	—	(186)	711	(161)	1,983	2
Residential mortgage- backed (1)	95	(7)	14	20	(17)	—	(31)	86	(3)	157	(7)
Commercial mortgage- backed	39	(2)	5	—	(1)	—	(2)	3	(7)	35	(1)
Other asset-backed (1)	271	(2)	45	350	(46)	—	(94)	369	(29)	864	2

Total fixed maturity securities	4,223	4	274	786	(215)	—	(528)	1,904	(708)	5,740	10

Equity securities	98	1	(2)	10	(8)	—	—	—	—	99	—

Other invested assets:
Trading securities	264	13	—	34	(72)	—	(125)	4	(32)	86	15
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(3)	—	—	2	—
Credit default swaps	—	12	—	—	—	—	(5)	—	—	7	12
Equity index options	39	(59)	—	55	—	—	(10)	—	—	25	(42)
Other foreign currency contracts	9	(11)	—	3	—	—	(1)	—	—	—	(11)

Total derivative assets	53	(58)	—	58	—	—	(19)	—	—	34	(41)

Total other invested assets	317	(45)	—	92	(72)	—	(144)	4	(32)	120	(26)

Restricted other invested assets related to securitization entities (2)	176	18	—	100	(100)	—	—	—	—	194	13
Other assets (3)	—	(7)	—	—	—	16	—	—	—	9	(7)
Reinsurance recoverable (4)	16	(9)	—	—	—	3	—	—	—	10	(9)

Total Level 3 assets	$4,830	$(38)	$272	$988	$(395)	$19	$(672)	$1,908	$(740)	$6,172	$(19)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. During the second quarter of 2012, we began classifying private securities without an external rating as Level 3, which resulted in a significant number of securities being transferred into Level 3. The transfers into Level 3 for structured securities primarily related to securities that were recently purchased and initially classified as Level 2 based on market data that existed at the time of purchase and subsequent valuation included significant unobservable inputs.

(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	Represents contingent receivables associated with recent business dispositions.
(4)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

	Beginning balance as of January 1, 2011	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2011	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$11	$—	$—	$—	$—	$—	$—	$24	$(22)	$13	$—
Government—non-U.S.	1	—	—	—	—	—	—	9	—	10	—
U.S. corporate (1)	1,100	(8)	72	113	(25)	—	(105)	1,790	(426)	2,511	(8)
Corporate—non-U.S. (1)	368	(26)	11	103	(71)	—	(13)	1,132	(220)	1,284	(26)
Residential mortgage-backed	143	(1)	(11)	3	(15)	—	(30)	9	(3)	95	(1)
Commercial mortgage-backed	50	(2)	2	—	(1)	—	(11)	1	—	39	(2)
Other asset-backed	268	—	—	8	(8)	—	(43)	46	—	271	—

Total fixed maturity securities	1,941	(37)	74	227	(120)	—	(202)	3,011	(671)	4,223	(37)

Equity securities	87	1	1	24	(13)	—	(2)	—	—	98	—

Other invested assets:
Trading securities	329	(1)	—	5	(41)	—	(28)	—	—	264	(1)
Derivative assets:
Interest rate swaps	5	1	—	—	—	—	(1)	—	—	5	1
Credit default swaps	6	(6)	—	—	—	—	—	—	—	—	(6)
Equity index options	33	7	—	44	—	—	(45)	—	—	39	7
Other foreign currency options	—	(1)	—	10	—	—	—	—	—	9	(1)

Total derivative assets	44	1	—	54	—	—	(46)	—	—	53	1

Total other invested assets	373	—	—	59	(41)	—	(74)	—	—	317	—

Restricted other invested assets related to securitization entities (2)	171	5	—	—	—	—	—	—	—	176	5
Reinsurance recoverable (3)	(5)	18	—	—	—	3	—	—	—	16	18

Total Level 3 assets	$2,567	$(13)	$75	$310	$(174)	$3	$(278)	$3,011	$(671)	$4,830	$(14)

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

Years Ended December 31, 2012, 2011 and 2010

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$32	$24	$36
Net investment gains (losses)	(70)	(37)	(115)

Total	$(38)	$(13)	$(79)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$25	$25	$20
Net investment gains (losses)	(44)	(39)	(115)

Total	$(19)	$(14)	$(95)

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

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2012	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$492	$(179)	$—	$—	$—	$37	$—	$—	$—	$350	$(175)
Fixed index annuity embedded derivatives	4	1	—	—	—	22	—	—	—	27	1

Total policyholder account balances	496	(178)	—	—	—	59	—	—	—	377	(174)

Other liabilities:
Contingent purchase price	46	4	—	—	—	—	(18)	—	—	32	4
Derivative liabilities:
Credit default swaps	57	(43)	—	2	—	—	(15)	—	—	1	(40)
Credit default swaps related to securitization entities (2)	177	(76)	—	3	—	—	—	—	—	104	(76)

Total derivative liabilities	234	(119)	—	5	—	—	(15)	—	—	105	(116)

Total other liabilities	280	(115)	—	5	—	—	(33)	—	—	137	(112)

Borrowings related to securitization entities (2)	48	14	—	—	—	—	—	—	—	62	14

Total Level 3 liabilities	$824	$(279)	$—	$5	$—	$59	$(33)	$—	$—	$576	$(272)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 18 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(Amounts in millions)	Beginning balance as of January 1, 2011	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2011	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$121	$334	$—	$—	$—	$37	$—	$—	$—	$492	$338
Fixed index annuity embedded derivatives	5	(1)	—	—	—	—	—	—	—	4	(1)

Total policyholder account balances	126	333	—	—	—	37	—	—	—	496	337

Other liabilities:
Contingent purchase price	—	25	—	—	—	21	—	—	—	46	25
Derivative liabilities:
Credit default swaps	7	48	—	3	—	—	(1)	—	—	57	48
Credit default swaps related to securitization entities (2)	129	48	—	—	—	—	—	—	—	177	48
Equity index options	3	—	—	—	—	—	(3)	—	—	—	—

Total derivative liabilities	139	96	—	3	—	—	(4)	—	—	234	96

Total other liabilities	139	121	—	3	—	21	(4)	—	—	280	121

Borrowings related to securitization entities (2)	51	(3)	—	—	—	—	—	—	—	48	(2)

Total Level 3 liabilities	$316	$451	$—	$3	$—	$58	$(4)	$—	$—	$824	$456

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 18 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(Amounts in millions)	Beginning balance as of January 1, 2010	Total realized and unrealized (gains) losses		Purchases sales, issuances and settlements, net	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2010	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$175	$(90)	$—	$36	$—	$—	$121	$(87)
Fixed index annuity embedded derivatives	3	2	—	—	—	—	5	2

Total policyholder account balances	178	(88)	—	36	—	—	126	(85)

Derivative liabilities:
Interest rate swaps	2	(2)	—	—	—	—	—	(2)
Interest rate swaptions	67	(42)	—	(25)	—	—	—	(42)
Credit default swaps	—	7	—	—	—	—	7	7
Credit default swaps related to securitization entities (2)	—	9	—	(1)	121	—	129	9
Equity index options	2	3	—	(2)	—	—	3	3

Total derivative liabilities	71	(25)	—	(28)	121	—	139	(25)
Borrowings related to securitization entities (2)	—	(9)	—	—	60	—	51	(9)

Total Level 3 liabilities	$249	$(122)	$—	$8	$181	$—	$316	$(119)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Relates to the consolidation of certain securitization entities as of January 1, 2010. See note 18 for additional information related to consolidated securitization entities.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—
Net investment (gains) losses	(279)	451	(122)

Total	$(279)	$451	$(122)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	(272)	456	(119)

Total	$(272)	$456	$(119)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2012:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Matrix pricing	$2,554	Credit spreads	65bps-953bps (208bps)
Corporate—non-U.S.	Matrix pricing	1,908	Credit spreads	82bps-380bps (188bps)
Derivative assets:
Interest rate swaps	Discounted cash flows	2	Interest rate volatility	25%-28% (26%)
Credit default swaps (1)	Discounted cash flows	7	Credit spreads	9bps-112bps (56bps)
Equity index options	Discounted cash flows	25	Equity index volatility	14%-45% (31%)
Other assets (2)	Discounted cash flows	9	Discount rate	13%
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	—%-98%
			Lapse rate	—%-25%
			Non-performance risk (credit spreads)	50bps-90bps (80bps)
GMWB embedded derivatives (3)	Stochastic cash flow model	350	Equity index volatility	18%-25% (22%)
Fixed index annuity embedded derivatives	Option budget method	27	Expected future interest credited	1%-4% (1%)
Other liabilities:
Contingent purchase price	Discounted cash flows	32	Discount rate	7%-18% (12%)
Derivative liabilities:
Credit default swaps (1)	Discounted cash flows	1	Credit spreads	112bps-119bps (115bps)

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

The following table summarizes the total securitized assets as of December 31:

(Amounts in millions)	2012	2011
Receivables secured by:
Other assets	$151	$157

Total securitized assets not required to be consolidated	151	157

Total securitized assets required to be consolidated	424	487

Total securitized assets	$575	$644

Financial support for certain securitization entities was provided under credit support agreements that remain in place throughout the life of the related entities. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third party. We provided limited recourse for a maximum of $40 million of credit losses related to one of our commercial mortgage loan entities that was required to be consolidated with total assets of $65 million and $91 million, respectively, as of December 31, 2012 and 2011. As of December 31, 2012, there were no amounts recorded for these limited recourse liabilities; however, we paid $1 million related to these limited recourse liabilities during 2012 thereby reducing the maximum limited recourse to $39 million. There were no amounts recorded or paid for these limited recourse liabilities as of December 31, 2011.

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

Years Ended December 31, 2012, 2011 and 2010

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

In certain instances, we determined we were the party with power but did not have a variable interest in the entity. Our interest in the entities included servicer fees and excess interest on previous policy loan securitizations, where our benefit from our excess interest holding is subordinated to third-party holdings. Based on the composition of the assets in the securitization entity, there were no reasonable scenarios that would result in our interest receiving any significant benefit from the entity. As a result, our interest would not be considered a variable interest in the entity as a result of meeting certain requirements in the accounting guidance. Our retained interests in these entities were not significant in 2012 or 2011.

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

There has been no new asset securitization activity in 2012 or 2011.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

For one of our commercial mortgage loan securitization entities with total assets of $65 million and $91 million, respectively, as of December 31, 2012 and 2011, our economic interest represents the excess interest received on the loans compared to the interest paid on the entity’s obligation. Additionally, we provide limited recourse for credit losses up to a maximum of $39 million. We also act as the servicer for the underlying mortgage loans and have the ability to direct certain activities in accordance with the agreements related to the securitization entity.

For the other commercial mortgage loan securitization entity with total assets of $278 million and $327 million, respectively, as of December 31, 2012 and 2011, our economic interest represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity. The commercial mortgage loans are serviced by a third-party servicer and special servicer. However, we have the right to replace the special servicer without cause at any time. This right is recognized under accounting guidance as resulting in our effective control of the activities directed by the special servicer.

Our economic interest in the policy loan securitization entity represents the excess interest received from the residual interest in certain policy loan securitization entities and the floating rate obligation issued by the securitization entity. The securitization entity also contains an interest rate swap to mitigate the difference between the effective fixed receipt on the assets and the floating rate obligation issued by the securitization entity. Since there are no significant ongoing activities in the securitization entity, we evaluated the design of the entity upon inception when we transferred the residual interests in the securitization entity. Upon consolidation, we elected fair value option for the assets and liabilities for the securitization entity.

Investments. For VIEs related to certain investments, we were required to consolidate three securitization entities as a result of having certain decision making rights related to instruments held by the entities. These securitization entities were designed as synthetic collateralized debt obligations whereby the entities purchased highly rated asset-backed securities and entered into credit default swaps to generate income that would be passed to the noteholders of the entities. The entities also have the ability to settle any losses incurred on the credit default swap by providing the derivative counterparty asset-backed securities with a par amount equal to the loss incurred on the credit default swap. We hold the majority of the notes issued by the securitization entity and also have certain decision making rights related to the instruments held by the entity. Previously, we were not required to consolidate the securitization entity as a result of other noteholders absorbing the majority of expected losses from the entity. Upon consolidation, we elected fair value option for the assets and liabilities for the securitization entity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of December 31:

(Amounts in millions)	2012	2011
Assets
Investments:
Restricted commercial mortgage loans	$341	$411
Restricted other invested assets:
Trading securities	393	376
Other	—	1

Total restricted other invested assets	393	377

Total investments	734	788
Cash and cash equivalents	1	3
Accrued investment income	2	1

Total assets	$737	$792

Liabilities
Other liabilities:
Derivative liabilities	$131	$206
Other liabilities	2	4

Total other liabilities	133	210
Borrowings related to securitization entities	336	396

Total liabilities	$469	$606

The assets and other instruments held by the securitization entities are restricted and can only be used to fulfill the obligations of the securitization entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries, except $39 million of limited recourse related to a consolidated commercial mortgage loan securitization entity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Revenues:
Net investment income:
Restricted commercial mortgage loans	$29	$40	$39
Restricted other invested assets	4	—	2

Total net investment income	33	40	41

Net investment gains (losses):
Trading securities	23	12	8
Derivatives	72	(62)	(19)
Commercial mortgage loans	—	—	(1)
Borrowings related to securitization entities recorded at fair value	(14)	3	9

Total net investment gains (losses)	81	(47)	(3)

Other income	1	—	—

Total revenues	115	(7)	38

Expenses:
Interest expense	21	26	29
Acquisition and operating expenses	1	1	1

Total expenses	22	27	30

Income (loss) before income taxes	93	(34)	8
Provision (benefit) for income taxes	33	(12)	3

Net income (loss)	$60	$(22)	$5

(d) Borrowings Related To Consolidated Securitization Entities

Borrowings related to securitization entities were as follows as of December 31:

	2012			2011
(Amounts in millions)	Principal amount		Carrying value	Principal amount		Carrying value
GFCM LLC, due 2035, 5.2541%	$97		$97	$147		$147
GFCM LLC, due 2035, 5.7426%	113		113	113		113
Genworth Special Purpose Two, LLC, due 2023, 6.0175%	65		65	88		88
Marvel Finance 2007-1 LLC, due 2017 (1), (3)	—		—	3		—
Marvel Finance 2007-4 LLC, due 2017 (1), (3)	12		7	12		6
Genworth Special Purpose Five, LLC, due 2040 (1), (3)	NA	(2)	54	NA	(2)	42

Total	$287		$336	$363		$396

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Principal amount not applicable. Notional balance was $117 million.
(3)	Carrying value represents fair value as a result of electing fair value option for these liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

(19) Insurance Subsidiary Financial Information and Regulatory Matters

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2012, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.1 billion to us in 2013 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2013 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. There are no regulatory restrictions on the ability of our holding company to pay dividends. However, in November 2008, our Board of Directors decided to suspend the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Our domestic insurance subsidiaries paid dividends of $374 million ($175 million of which were deemed “extraordinary”), $12 million (none of which were deemed “extraordinary”), and $47 million ($20 million of which were deemed “extraordinary”) during 2012, 2011 and 2010, respectively. Our international insurance subsidiaries paid dividends of $240 million, $414 million and $312 million during 2012, 2011 and 2010, respectively.

In addition to the guarantees discussed in notes 18 and 22, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the Rivermont I guarantee, were $65 million as of December 31, 2012 and 2011. We provide a limited guarantee to Rivermont I, an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2012 and 2011, the fair value of this derivative was $1 million and $6 million, respectively. We also provide an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our mortgage insurance subsidiary located in the United Kingdom. However, based on risk in-force as of December 31, 2012, we believe our mortgage insurance subsidiary has sufficient reserves and capital to cover its policyholder obligations.

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholders’ equity.

Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”), River Lake Insurance Company IX ((“River Lake IX”) together with River Lake VI, River Lake VII and River

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Lake VIII, the “SPFCs”) and Genworth Life Insurance Company of New York (“GLICNY”). The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators. Accordingly, we believe that the permitted practices will remain in effect for so long as we maintain the SPFCs. The permitted practices were as follows:

•

River Lake IX was granted a permitted accounting practice from the state of Vermont to carry its excess of loss reinsurance agreement with Brookfield Life and Annuity Insurance Company as an admitted asset.

•	River Lake VII and River Lake VIII were each granted a permitted accounting practice from the state of Vermont to carry their reserves on a basis similar to U.S. GAAP.

•

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

•	GLICNY received a permitted practice from New York to exempt certain of its investments from a NAIC structured security valuation and ratings process.

The impact of these permitted practices on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was $598 million and $618 million as of December 31, 2012 and 2011, respectively. If they had not used a permitted practice, no regulatory event would have been triggered.

The tables below include the combined statutory net loss and statutory capital and surplus for our U.S. domiciled insurance subsidiaries:

	Years ended December 31,
(Amounts in millions)	2012	2011	2010
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$378	$(69)	$24
Mortgage insurance subsidiaries	(137)	(684)	(925)

Combined statutory net loss, excluding captive reinsurance subsidiaries	241	(753)	(901)
Captive life insurance subsidiaries	(478)	(146)	(132)

Combined statutory net loss	$(237)	$(899)	$(1,033)

	As of December 31,
(Amounts in millions)	2012	2011
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,550	$2,294
Mortgage insurance subsidiaries	735	792

Combined statutory capital and surplus	$3,285	$3,086

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by a third-party letter of credit. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,204 million and $1,518 million as of December 31, 2012 and 2011, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake VI, River Lake VII, River Lake VIII and River Lake IX, include surplus notes (non-recourse funding obligations) as further described in note 13.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2012 and 2011, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 430% and 405% of the company action level as of December 31, 2012 and 2011, respectively.

In 2011, the NAIC formed a Joint Working Group to review the statutory reserve requirements of the Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation AXXX”), also known as Actuarial Guideline 38 (“AG 38”), impacting certain universal life insurance policies with secondary guarantees. In March 2012, the NAIC adopted a framework to address these reserving issues, and subsequently retained an actuarial consultant to help resolve the framework’s proposal for addressing in-force business and business that would be written in an interim period until the adoption of a principles-based reserve approach. In September 2012, subsequent to public exposure and significant public comment, the NAIC adopted the Joint Working Group’s proposals for new and in-force business subject to AG 38 provisions. We are addressing these new business requirements through revised product offerings and increased utilization of reinsurance for our new business. Over time, there can be no assurance that there will continue to be affordable reinsurance available. With respect to the in-force requirements, we have determined that approximately 11% of our universal life insurance reserves are subject to the new regulations, which require additional reserve adequacy testing. The financial impact related to the new reserving requirements on our in-force reserves subject to the new guidance was not significant.

For regulatory purposes, our U.S. mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) ten years. The statutory contingency reserves for our U.S. mortgage insurance subsidiaries were approximately $6 million as of December 31, 2012.

As of December 31, 2012, Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, exceeded the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”). As of December 31, 2012 and 2011, GEMICO’s risk-to-capital ratio was approximately 36.9:1 and 32.9:1, respectively. On January 16, 2013, we announced a comprehensive U.S. mortgage insurance capital plan (the “Capital Plan”) that, when implemented, is expected to reduce GEMICO’s risk-to-capital ratio. However, notwithstanding the infusion of

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

capital resulting from the recently announced capital plan, we expect GEMICO’s risk-to-capital ratio to remain pressured from expected losses and potentially to increase over time. The amount of such increases will depend principally on the level of future losses incurred by GEMICO and the amount of additional capital that is generated within the business or capital support that we may provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time. However, effective January 31, 2011, the NCDOI granted GEMICO a revocable waiver of compliance with its risk-to-capital requirement. The waiver as amended, which the NCDOI can modify or terminate at any time in its discretion, gives GEMICO the ability to continue to write new business in North Carolina through July 31, 2014. Ten additional states are currently providing GEMICO with revocable waivers (or the equivalent) to their risk-to-capital requirements to also allow GEMICO to continue to write new business through July 31, 2014 except for two states whose waivers expire earlier (where we are in the process of seeking additional extensions through July 31, 2014, although one state, the state of Illinois, granted an interim extension through March 31, 2013). Thirty-four of the states in which GEMICO operates do not impose their own risk-to-capital requirements; consequently, GEMICO is permitted to continue to write business in those states so long as it is permitted to write business in North Carolina. These waivers (including from the NCDOI), their equivalents and other approvals remain revocable at the discretion of the applicable regulator. Five states have not waived their maximum 25:1 risk-to-capital ratio requirement. In four of these states, we write new business out of another insurance subsidiary, Genworth Residential Mortgage Assurance Corporation, and in the fifth state, out of Genworth Residential Mortgage Insurance Corporation of North Carolina. Operating in this manner remains subject to the ongoing approval of the relevant states and compliance with risk-to-capital requirements (which will be largely a function of the amount of business written by these subsidiaries). The government-sponsored enterprises also have approved operating out of other insurance subsidiaries subject to specified conditions through December 31, 2013.

On January 31, 2013, our European mortgage insurance subsidiaries received a $21 million cash capital contribution. We then subsequently contributed the shares of our European mortgage insurance subsidiaries with an estimated value of $230 million to our U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies as part of the Capital Plan for our U.S. mortgage insurance subsidiaries.

Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. As of December 31, 2012 and 2011, combined local statutory capital and surplus for our international insurance subsidiaries was $8,076 million and $7,683 million, respectively. Combined local statutory net income for our international insurance subsidiaries was $1,190 million, $1,194 million and $715 million for the years ended December 31, 2012, 2011 and 2010, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries had combined surplus levels that exceeded local solvency requirements by $3,755 million and $3,701 million as of December 31, 2012 and 2011, respectively.

Our international insurance subsidiaries do not have any material accounting practices that differ from local regulatory requirements other than one of our insurance subsidiaries domiciled in Bermuda, which was granted approval from the Bermuda Monetary Authority to record a parental guarantee as statutory capital related to an internal reinsurance agreement. The amount recorded as statutory capital is equal to the excess of NAIC statutory reserves less the economic reserves up to the amount of the guarantee resulting in an increase in statutory capital of $338 million and $339 million as of December 31, 2012 and 2011, respectively.

Certain of our insurance subsidiaries have securities on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations. See note 4(d) for additional information related to these deposits. Additionally, under the terms of certain reinsurance agreements that our life

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. See note 9 for additional information related to these pledged assets under reinsurance agreements. Certain of our U.S. life insurance subsidiaries are also members of regional FHLBs and the FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations. See note 10 for additional information related to these pledged assets with the FHLBs.

Our insurance subsidiary domiciled in Canada had an agreement with the Canadian government (the “Government Guarantee Agreement”) under which it guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. On January 1, 2013, the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”) came into force. Under PRMHIA, the Canadian government will continue to provide the same level of guarantee that the government previously provided under the Government Guarantee Agreement and all mortgages that were previously insured and covered by the Government Guarantee Agreement will continue to be covered by PRMHIA. As of January 1, 2013, the Government Guarantee Agreement and all obligations under it, including the requirement for the Canadian government guarantee fund, were terminated. The amount held in the Canadian government guarantee fund of $985 million as of December 31, 2012 reverted back to us on January 1, 2013. We previously paid the Canadian government a risk premium for this guarantee and made other payments to a reserve fund in respect of the government’s obligation. As of December 31, 2011, assets previously included in the government guarantee fund were $719 million. As a result of the elimination of the guarantee fund, we will be required to hold higher regulatory capital under PRMHIA and the Insurance Companies Act of Canada.

(20) Segment Information

(a) Operating Segment Information

In October 2012, we announced developments to our strategy and we now operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. Under these divisions, there are six operating business segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection, Wealth Management and Runoff segments and Corporate and Other activities. Our operating business segments are as follows: (1) U.S. Life Insurance, which includes our life insurance, long-term care insurance and fixed annuities businesses; (2) International Mortgage Insurance, which includes mortgage insurance-related products and services; (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; (4) International Protection Insurance, which includes our lifestyle protection insurance business; (5) Wealth Management; and (6) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and Medicare supplement insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

We also have Corporate and Other activities which include debt financing expenses that are incurred at our holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments.

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss) available to Genworth Financial, Inc.’s

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

In the third quarter of 2012, we revised our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders to exclude goodwill impairments to better reflect the basis on which the performance of our business is internally assessed and to reflect management’s opinion that it is not indicative of overall operating trends. There was an $86 million after-tax goodwill impairment related to our lifestyle protection insurance business recorded in the third quarter of 2012 and a $19 million after-tax goodwill impairment related to our reverse mortgage business recorded in the fourth quarter of 2011. We also modified our definition to explicitly state that gains (losses) on the sale of businesses, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). There was a $13 million gain related to the sale of our tax and accounting financial advisor unit in the second quarter of 2012 and a $36 million gain related to the sale of our Medicare supplement insurance business recorded in the fourth quarter of 2011. All prior periods have been re-presented to reflect this new definition.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2012	U.S. Life Insurance	International Mortgage Insurance	U.S. Mortgage Insurance	International Protection	Wealth Management	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$2,789	$1,016	$546	$682	$—	$5	$—	$5,038
Net investment income	2,594	375	68	131	—	145	30	3,343
Net investment gains (losses)	(8)	16	36	6	—	24	(51)	23
Insurance and investment product fees and other	875	1	23	3	390	207	120	1,619

Total revenues	6,250	1,408	673	822	390	381	99	10,023

Benefits and other changes in policy reserves	3,950	516	725	150	—	37	—	5,378
Interest credited	643	—	—	—	—	132	—	775
Acquisition and operating expenses, net of deferrals	677	55	143	483	278	79	151	1,866
Amortization of deferred acquisition costs and intangibles	477	64	5	113	5	51	12	727
Goodwill impairment	—	—	—	89	—	—	—	89
Interest expense	86	36	—	45	—	1	308	476

Total benefits and expenses	5,833	671	873	880	283	300	471	9,311

Income (loss) before income taxes	417	737	(200)	(58)	107	81	(372)	712
Provision (benefit) for income taxes	143	188	(84)	1	52	23	(134)	189

Net income (loss)	274	549	(116)	(59)	55	58	(238)	523
Less: net income attributable to noncontrolling interests	—	200	—	—	—	—	—	200

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$274	$349	$(116)	$(59)	$55	$58	$(238)	$323

Total assets	$79,214	$10,063	$2,357	$2,145	$458	$15,308	$3,767	$113,312

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

2011	U.S. Life Insurance	International Mortgage Insurance	U.S. Mortgage Insurance	International Protection	Wealth Management	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$2,979	$1,063	$564	$839	$—	$260	$—	$5,705
Net investment income	2,538	393	104	173	—	140	32	3,380
Net investment gains (losses)	(73)	42	46	(1)	—	(174)	(60)	(220)
Insurance and investment product fees and other	686	9	5	11	453	299	40	1,503

Total revenues	6,130	1,507	719	1,022	453	525	12	10,368

Benefits and other changes in policy reserves	3,789	458	1,325	135	—	234	—	5,941
Interest credited	659	—	—	—	—	135	—	794
Acquisition and operating expenses, net of deferrals	736	248	156	590	372	142	50	2,294
Amortization of deferred acquisition costs and intangibles	297	66	5	143	5	70	12	598
Goodwill impairment	—	—	—	—	—	—	29	29
Interest expense	104	31	—	38	—	2	331	506

Total benefits and expenses	5,585	803	1,486	906	377	583	422	10,162

Income (loss) before income taxes	545	704	(767)	116	76	(58)	(410)	206
Provision (benefit) for income taxes	189	212	(284)	26	29	(21)	(133)	18

Net income (loss)	356	492	(483)	90	47	(37)	(277)	188
Less: net income attributable to noncontrolling interests	—	139	—	—	—	—	—	139

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$356	$353	$(483)	$90	$47	$(37)	$(277)	$49

Total assets	$75,547	$9,643	$2,966	$2,375	$523	$16,031	$5,102	$112,187

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

2010	U.S. Life Insurance	International Mortgage Insurance	U.S. Mortgage Insurance	International Protection	Wealth Management	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,004	$994	$595	$939	$—	$322	$—	$5,854
Net investment income	2,473	355	116	154	—	130	38	3,266
Net investment gains (losses)	(159)	15	33	5	—	(2)	(35)	(143)
Insurance and investment product fees and other	468	8	10	14	352	215	45	1,112

Total revenues	5,786	1,372	754	1,112	352	665	48	10,089

Benefits and other changes in policy reserves	3,654	390	1,491	196	—	270	—	6,001
Interest credited	685	—	—	—	—	156	—	841
Acquisition and operating expenses, net of deferrals	704	238	152	609	287	155	72	2,217
Amortization of deferred acquisition costs and intangibles	308	58	6	162	4	75	13	626
Interest expense	103	8	—	51	—	2	293	457

Total benefits and expenses	5,454	694	1,649	1,018	291	658	378	10,142

Income (loss) before income taxes	332	678	(895)	94	61	7	(330)	(53)
Provision (benefit) for income taxes	117	166	(331)	21	21	(12)	(230)	(248)

Net income (loss)	215	512	(564)	73	40	19	(100)	195
Less: net income attributable to noncontrolling interests	—	143	—	—	—	—	—	143

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$215	$369	$(564)	$73	$40	$19	$(100)	$52

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Revenues:
U.S. Life Insurance segment:
Life insurance	$1,926	$2,042	$1,778
Long-term care insurance	3,207	3,002	2,834
Fixed annuities	1,117	1,086	1,174

U.S. Life Insurance segment’s revenues	6,250	6,130	5,786

International Mortgage Insurance segment:
Canada	786	823	796
Australia	567	612	496
Other Countries	55	72	80

International Mortgage Insurance segment’s revenues	1,408	1,507	1,372

U.S. Mortgage Insurance segment’s revenues	673	719	754

International Protection segment’s revenues	822	1,022	1,112

Wealth Management segment’s revenues	390	453	352

Runoff segment’s revenues	381	525	665

Corporate and Other’s revenues	99	12	48

Total revenues	$10,023	$10,368	$10,089

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(c) Net Operating Income (Loss) Available To Genworth Financial, Inc.’s Common Stockholders

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2012	2011	2010
U.S. Life Insurance segment:
Life insurance	$107	$211	$106
Long-term care insurance	101	99	121
Fixed annuities	82	78	82

U.S. Life Insurance segment’s net operating income	290	388	309

International Mortgage Insurance segment:
Canada	234	159	176
Australia	142	196	203
Other Countries	(34)	(27)	(17)

International Mortgage Insurance segment’s net operating income	342	328	362

U.S. Mortgage Insurance segment’s net operating loss	(140)	(513)	(585)

International Protection segment’s net operating income	24	91	70

Wealth Management segment’s net operating income	42	47	40

Runoff segment’s net operating income	46	27	23

Corporate and Other’s net operating loss	(205)	(220)	(184)

Net operating income available to Genworth Financial, Inc.’s common stockholders	399	148	35
Net investment gains (losses), net of taxes and other adjustments	(3)	(116)	(89)
Goodwill impairment, net of taxes	(86)	(19)	—
Gain on sale of business, net of taxes	13	36	—
Net tax benefit related to separation from our former parent	—	—	106

Net income available to Genworth Financial, Inc.’s common stockholders	323	49	52
Add: net income attributable to noncontrolling interests	200	139	143

Net income	$523	$188	$195

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(d) Geographic Segment Information

We conduct our operations in two geographic regions: (1) United States and (2) International.

The following is a summary of geographic region activity as of or for the years ended December 31:

2012
(Amounts in millions)	United States	International	Total
Total revenues	$7,793	$2,230	$10,023

Net income	$33	$490	$523

Total assets	$101,104	$12,208	$113,312

2011
(Amounts in millions)	United States	International	Total
Total revenues	$7,839	$2,529	$10,368

Net income (loss)	$(394)	$582	$188

Total assets	$100,169	$12,018	$112,187

2010
(Amounts in millions)	United States	International	Total
Total revenues	$7,605	$2,484	$10,089

Net income (loss)	$(390)	$585	$195

(21) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2012 are summarized in the table below.

(Amounts in millions, except per share amounts)	Three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$2,426	$2,523	$2,536	$2,538

Total benefits and expenses (1)	$2,324	$2,357	$2,437	$2,193

Net income (1)	$80	$109	$70	$264

Net income available to Genworth Financial, Inc.’s common stockholders (1)	$47	$76	$34	$166

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.09	$0.16	$0.07	$0.34

Diluted	$0.09	$0.16	$0.07	$0.34

Weighted-average common shares outstanding:
Basic	491.2	491.5	491.7	491.9
Diluted	495.7	493.9	493.9	493.9

(1)

Effective January 1, 2013, the Government Guarantee Agreement and all obligations under it, including the requirement for the Canadian government guarantee fund and payment of exit fees, was terminated. As a result, in the fourth quarter of 2012, the accrued liability for exit fees was reversed resulting in a favorable adjustment of $186 million in expenses in the Canadian platform. This adjustment impacted net income available to Genworth Financial, Inc.’s common stockholders by $78 million, net of taxes, and net income attributable to noncontrolling interests by $58 million, net of taxes.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Our unaudited quarterly results of operations for the year ended December 31, 2011 are summarized in the table below.

(Amounts in millions, except per share amounts)	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues	$2,568	$2,655	$2,521	$2,624

Total benefits and expenses	$2,455	$2,760	$2,508	$2,439

Net income (loss)	$93	$(100)	$20	$175

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$59	$(136)	$(16)	$142

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.12	$(0.28)	$(0.03)	$0.29

Diluted	$0.12	$(0.28)	$(0.03)	$0.29

Weighted-average common shares outstanding:
Basic	490.1	490.6	490.8	490.9
Diluted (1)	494.4	490.6	490.8	492.7

(1)

As a result of our net loss for the three months ended June 30, 2011 and September 30, 2011, we were required under applicable accounting guidance, to use basic weighted-average common shares outstanding in the calculation of the diluted loss per share, as the inclusion of shares for stock options, RSUs and SARs of 3.7 million and 1.7 million, respectively, would have been antidilutive to the calculation. If we had not incurred a net loss, dilutive potential common shares would have been 494.3 million and 492.5 million, respectively, for the three months ended June 30, 2011 and September 30, 2011.

(22) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

In May 2005, each of our U.S. mortgage insurance subsidiaries received an information request from the State of New York Insurance Department with respect to captive reinsurance transactions with lender-affiliated reinsurers and other types of arrangements in which lending institutions receive from our subsidiaries any form of payment, compensation or other consideration in connection with issuance of a policy covering a mortgagor of the lending institution. In February 2006, we received a follow-up industry-wide inquiry from New York requesting supplemental information. In addition, in early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions. In addition, in June 2008, the same subsidiary received from the Minneapolis, Minnesota office of the Inspector General for the U.S. Department of Housing and Urban Development, a subpoena requesting information substantially similar to the Minnesota Department of Commerce’s request. Since 2008, the Minnesota Department of Commerce has periodically requested additional information. In December 2011, the same subsidiary received a subpoena from the United States Department of Housing and Urban Development, Office of Inspector General (“HUD”) with respect to reinsurance arrangements, including captive reinsurance transactions. In January 2012, we received an information request from the Consumer Financial Protection Bureau (“CFPB”) requesting information from our mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions. HUD thereafter formally withdrew its subpoena. The CFPB further sent to our subsidiary a Civil Investigative Demand, dated June 20, 2012 (the “CFPB Demand”), seeking production of specified documents and responses to questions set forth in the CFPB Demand. While we intend to cooperate with the CFPB as appropriate in connection with the CFPB Demand, we also filed a petition challenging the scope and breadth of the CFPB Demand. We are also engaged in industry-wide discussions with the CFPB regarding their inquiry on this topic. With respect to the other inquiries, we have responded or will respond to these industry-wide regulatory inquiries and follow-up inquiries, and will cooperate as appropriate with respect to any follow-up requests or inquiries.

Beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Those cases are captioned as follows: Samp, et al. v. JPMorgan Chase Bank, N.A., et al., United States District Court for the Central District of California; White, et al., v. The PNC Financial Services Group, Inc., et al., United States District Court for the Eastern District of Pennsylvania; Menichino, et al. v. Citibank NA, et al., United States District Court for the Western District of Pennsylvania; McCarn, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of California; Manners, et al., v. Fifth Third Bank, et al., United States District court for the Western District of Pennsylvania; Riddle, et al. v. Bank of America Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York; Barlee, et al. v. First Horizon National Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the Middle District of Pennsylvania; Orange, et al. v. Wachovia Bank, N.A., et al., United States District Court for the Central

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

District of California; Hill et al. v. Flagstar Bank, FSB, et al., United States District Court for the Eastern District of Pennsylvania; and Moriba BA, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of Pennsylvania. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a mortgage lender through captive reinsurance arrangements received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA and unjustly enriched the defendants for which plaintiffs seek declaratory relief and unspecified monetary damages, including restitution. The Rulison case was voluntarily dismissed by the plaintiffs on July 3, 2012. The McCarn case was dismissed by the Court with prejudice as to our subsidiary and certain other defendants on November 9, 2012. We intend to vigorously defend the remaining actions.

In December 2009, one of our non-insurance subsidiaries, one of the subsidiary’s officers and Genworth Financial, Inc. were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc., et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary damages and other relief. In response to our motion to dismiss the complaint in its entirety, the Court granted the motion to dismiss the state law fiduciary duty claim and denied the motion to dismiss the remaining federal claims. Oral argument on plaintiffs’ motion to certify a class, originally scheduled for January 9, 2013, was conducted on January 30, 2013, but the Court has not yet issued a decision. We will continue to vigorously defend this action.

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

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. In light of the inherent uncertainties involved in these matters, no amounts have been accrued. We also are not able to provide an estimate or range of possible losses related to these matters.

(b) Commitments

As of December 31, 2012, we were committed to fund $64 million in limited partnership investments and $44 million in U.S. commercial mortgage loan investments.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement may require that Genworth issue to the trusts either a loan or a letter of credit

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

(23) Noncontrolling Interests

In July 2009, Genworth Canada, our indirect subsidiary, completed the initial public offering of its common shares and Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary, beneficially owned 57.5% of the common shares of Genworth Canada.

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

In August 2011, we executed a non-cash intercompany transaction to increase the statutory capital in our U.S. mortgage insurance companies by contributing to those companies a portion of the common shares of Genworth Canada that were held by Brookfield outside of our U.S. mortgage insurance business, with an estimated market value of $375 million. We continue to hold approximately 57.5% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by our U.S. mortgage insurance companies.

In 2012, 2011 and 2010, dividends of $50 million, $67 million and $43 million, respectively, were paid to the noncontrolling interests.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of February 28, 2013, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2012, the Company retrospectively adopted guidance relating to the presentation of comprehensive income and a change in accounting for costs associated with acquiring and renewing insurance contracts, and retrospectively changed its method of accounting for the liability for future policy benefits for level premium term life insurance policies. In addition, the Company changed its method of accounting for embedded credit derivatives and variable interest entities in 2010.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2013

Schedule I

Genworth Financial, Inc.

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2012, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$4,484	$5,491	$5,491
Tax-exempt	308	294	294
Government—non-U.S.	2,173	2,422	2,422
Public utilities	3,918	4,569	4,569
All other corporate bonds	45,189	49,385	49,385

Total fixed maturity securities	56,072	62,161	62,161
Equity securities	483	518	518
Commercial mortgage loans	5,872	xxxxx	5,872
Restricted commercial mortgage loans	341	xxxxx	341
Policy loans	1,601	xxxxx	1,601
Other invested assets (1)	2,591	xxxxx	3,503
Restricted other invested assets	393	xxxxx	393

Total investments	$67,353	xxxxx	$74,389

(1)

The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2012	2011
Assets
Investments:
Investments in subsidiaries	$19,488	$18,311
Fixed maturity securities available-for-sale, at fair value	151	11
Other invested assets	5	64

Total investments	19,644	18,386
Cash and cash equivalents	843	907
Deferred tax asset	736	465
Tax receivable from subsidiaries	263	330
Other assets	308	266

Total assets	$21,794	$20,354

Liabilities and stockholders’ equity
Liabilities:
Tax payable to our former parent company	$279	$310
Other liabilities	575	611
Borrowings from subsidiaries	200	200
Long-term borrowings	4,203	4,165

Total liabilities	5,257	5,286

Commitments and contingencies

Stockholders’ equity:
Class A common stock	1	1
Additional paid-in capital	12,127	12,136

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,692	1,617
Net unrealized gains (losses) on other-than-temporarily impaired securities	(54)	(132)

Net unrealized investment gains (losses)	2,638	1,485

Derivatives qualifying as hedges	1,909	2,009
Foreign currency translation and other adjustments	655	553

Total accumulated other comprehensive income (loss)	5,202	4,047
Retained earnings	1,907	1,584
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,537	15,068

Total liabilities and stockholders’ equity	$21,794	$20,354

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2012	2011	2010
Revenues:
Net investment and other income	$2	$4	$11
Net investment gains (losses)	(29)	(17)	(4)

Total revenues	(27)	(13)	7

Benefits and expenses:
Operating expenses	16	33	41
Interest expense	315	324	284

Total benefits and expenses	331	357	325

Loss before income taxes and equity in income of subsidiaries	(358)	(370)	(318)
Benefit from income taxes	(112)	(131)	(147)
Equity in income of subsidiaries	569	288	223

Net income available to Genworth Financial, Inc.’s common stockholders	$323	$49	$52

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Comprehensive Income

(Amounts in millions)

	Years ended December 31,
	2012	2011	2010
Net income available to Genworth Financial, Inc.’s common stockholders	$323	$49	$52

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,075	1,576	939
Net unrealized gains (losses) on other-than-temporarily impaired securities	78	(11)	126
Derivatives qualifying as hedges	(100)	1,085	122
Foreign currency translation and other adjustments	102	(109)	231

Total other comprehensive income (loss)	1,155	2,541	1,418

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,478	$2,590	$1,470

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$323	$49	$52
Adjustments to reconcile net income available to Genworth Financial, Inc.’s common stockholders to net cash from operating activities:
Equity in income from subsidiaries	(569)	(288)	(223)
Dividends from subsidiaries	545	478	342
Net investment (gains) losses	29	17	4
Deferred income taxes	(277)	(126)	(81)
Net decrease in derivative instruments	(27)	(47)	(93)
Stock-based compensation expense	23	32	41
Change in certain assets and liabilities:
Accrued investment income and other assets	24	(53)	(27)
Other liabilities	23	85	66

Net cash from operating activities	94	147	81

Cash flows from investing activities:
Proceeds from fixed maturity securities	10	201	—
Purchases of fixed maturity securities	(150)	(10)	(201)
Other invested assets, net	30	(30)	—
Payments for business purchased, net of cash acquired	(18)	2	(40)
Capital contribution paid to subsidiaries	(20)	(15)	(203)

Net cash from investing activities	(148)	148	(444)

Cash flows from financing activities:
Short-term borrowing and other, net	(49)	162	(967)
Repayment and repurchase of long-term borrowings	(322)	(760)	(6)
Proceeds from issuance of long-term borrowings	361	397	793
Repayment of borrowings from subsidiaries	—	—	(33)

Net cash from financing activities	(10)	(201)	(213)

Effect of exchange rate changes on cash and cash equivalents	—	—	91

Net change in cash and cash equivalents	(64)	94	(485)
Cash and cash equivalents at beginning of year	907	813	1,298

Cash and cash equivalents at end of year	$843	$907	$813

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2012, 2011 and 2010

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

(2) Retrospective Accounting Changes

On January 1, 2012, we adopted new accounting guidance requiring presentation of the components of net income (loss), the components of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. We chose to present two separate but consecutive statements. We adopted this new guidance retrospectively. The adoption of this new accounting guidance did not have a material impact on our financial results.

On January 1, 2012, we adopted new accounting guidance that changed our subsidiaries’ accounting for costs associated with acquiring or renewing insurance contracts. We adopted this new guidance retrospectively.

Effective January 1, 2012, our subsidiaries changed their treatment of the liability for future policy benefits for level premium term life insurance products when the liability for a policy falls below zero. Previously, the total liability for future policy benefits included negative reserves calculated at an individual policy level. The new method of accounting floors the liability for future policy benefits on each level premium term life insurance policy at zero. We implemented this accounting change retrospectively.

The following table presents the balance sheet as of December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC (1) change	Effect of reserve change	As currently reported
Assets:
Investments in subsidiaries	$19,784	$(1,353)	$(120)	$18,311
Total assets	$21,827	$(1,353)	$(120)	$20,354

Stockholders’ equity:
Total Genworth Financial, Inc.’s stockholders’ equity	$16,541	$(1,353)	$(120)	$15,068

(1)	Deferred acquisition costs.

The following table presents the income statement for the year ended December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Equity in income of subsidiaries	$361	$(63)	$(10)	$288
Net income available to Genworth Financial, Inc.’s common stockholders	$122	$(63)	$(10)	$49

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2012, 2011 and 2010

The following table presents the income statement for the year ended December 31, 2010 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Equity in income of subsidiaries	$313	$(86)	$(4)	$223
Net income available to Genworth Financial, Inc.’s common stockholders	$142	$(86)	$(4)	$52

The following table presents the cash flows from operating activities for the year ended December 31, 2011 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Cash flows from operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$122	$(63)	$(10)	$49
Equity in income from subsidiaries	$(361)	$63	$10	$(288)

The following table presents the cash flows from operating activities for the year ended December 31, 2010 reflecting the impact of the accounting changes that were retrospectively adopted on January 1, 2012:

(Amounts in millions)	As originally reported	Effect of DAC change	Effect of reserve change	As currently reported
Cash flows from operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$142	$(86)	$(4)	$52
Equity in income from subsidiaries	$(313)	$86	$4	$(223)

The following table presents the balance sheet as of December 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As reported under new policy	As calculated under previous policy	Effect of change
Assets:
Investments in subsidiaries	$19,488	$19,621	$(133)
Total assets	$21,794	$21,927	$(133)

Stockholders’ equity:
Total Genworth Financial, Inc.’s stockholders’ equity	$16,537	$16,670	$(133)

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2012, 2011 and 2010

The following table presents the income statement for the year ended December 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As reported under new policy	As computed under previous policy	Effect of change
Equity in income of subsidiaries	$569	$582	$(13)
Net income available to Genworth Financial, Inc.’s common stockholders	$323	$336	$(13)

The following table presents the net cash flows from operating activities for the year ended December 31, 2012 to reflect the impact of the accounting change related to reserves that was adopted on January 1, 2012:

(Amounts in millions)	As reported under new policy	As computed under previous policy	Effect of change
Cash flows from operating activities:
Net income available to Genworth Financial, Inc.’s common stockholders	$323	$336	$(13)
Equity in income from subsidiaries	$(569)	$(582)	$13

(3) Borrowings and Commitments

(a) Borrowings

All of the consolidated borrowings of Genworth and its consolidated subsidiaries were borrowings of the Parent, except as indicated below.

As of December 31, 2012 and 2011, our consolidated securitization entities had borrowings of $336 million and $396 million, respectively. These borrowings are required to be paid down as principal is collected on the restricted investments held by the consolidated securitization entities and, accordingly, the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

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

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2012, 2011 and 2010

During 2012, River Lake Insurance Company, our indirect wholly-owned subsidiary, repaid $11 million of its total outstanding floating rate subordinated notes due in 2033.
In December 2012, Genworth Life Insurance Company (“GLIC”), our indirect wholly-owned subsidiary, acquired $20 million of non-recourse funding obligations issued by River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, resulting in a U.S. generally accepted accounting principles (“U.S. GAAP”) after-tax gain of $4 million. We accounted for these transactions as redemptions of the non-recourse funding obligations of River Lake II.

On March 26, 2012, River Lake Insurance Company IV Limited (“River Lake IV”) , our indirect wholly-owned subsidiary, repaid $3 million of its total outstanding $8 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. During the three months ended September 30, 2012, as part of a life block transaction, GLIC acquired $270 million of non-recourse funding obligations issued by River Lake IV, which were accounted for as redemptions of the non-recourse funding obligations and resulted in a U.S. GAAP after-tax gain of approximately $21 million. The life block transaction also resulted in higher after-tax amortization of deferred acquisition costs of $25 million reflecting loss recognition associated with a third-party reinsurance treaty plus additional expenses. The combined transactions resulted in a U.S. GAAP after-tax loss of $6 million in the three months ended September 30, 2012 which was included in our U.S. Life Insurance segment. In December 2012, River Lake IV repaid its outstanding remaining non-recourse funding obligations of $235 million.

In January 2012, as part of a life block transaction, GLIC acquired $475 million of principal amount of notes secured by non-recourse funding obligations issued by River Lake Insurance Company III (“River Lake III”), which were accounted for as redemptions of the non-recourse funding obligations and resulted in a U.S. GAAP after-tax gain of approximately $52 million. In connection with the life block transaction, certain term life insurance policies were ceded to a third-party reinsurer resulting in a U.S. GAAP after-tax loss, net of amortization of deferred acquisition costs, of $93 million. The combined transactions resulted in a U.S. GAAP after-tax loss of approximately $41 million in the first quarter of 2012. In February and March 2012, River Lake III repaid its remaining outstanding non-recourse funding obligations of $176 million.

During 2011, GLIC acquired $175 million principal amount of notes secured by our non-recourse funding obligations, plus accrued interest, for a pre-tax gain of $48 million. We accounted for these transactions as redemptions of the non-recourse funding obligations.

On March 25, 2011, River Lake IV, our indirect wholly-owned subsidiary, repaid $6 million of its total outstanding $22 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments. On March 25, 2010, River Lake IV repaid $6 million of its total outstanding $28 million Class B Floating Rate Subordinated Notes due May 25, 2028 following an early redemption event, in accordance with the priority of payments.

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

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2012, 2011 and 2010

(b) Commitments

In addition to the guarantees discussed in notes 18, 19 and 22 to our consolidated financial statements, we provided capital support to some of our insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations, in some cases subject to annual scheduled adjustments, totaling up to $953 million and $849 million as of December 31, 2012 and 2011, respectively. We believe our insurance subsidiaries have adequate reserves to cover the underlying obligations.

We provide a limited guarantee to Rivermont Insurance Company I (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative and is carried at fair value. This derivative did not qualify for hedge accounting, and therefore, changes in fair value were reported in net investment gains (losses) in the income statement. As of December 31, 2012 and 2011, the fair value of this derivative was $1 million and $6 million, respectively, and was recorded in other liabilities. For the years ended December 31, 2012, 2011 and 2010, the effect on pre-tax income (loss) from derivatives, including the guarantee on Rivermont I, was $(14) million, $17 million and $(4) million, respectively.

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

(4) Supplemental Cash Flow Information

Net cash paid for taxes was $206 million for the year ended December 31, 2012. Net cash received for taxes was $27 million and $71 million for the years ended December 31, 2011 and 2010, respectively. Cash paid for interest was $333 million, $319 million and $276 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table details non-cash items for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Supplemental schedule of non-cash activities:
Capital contributions to subsidiaries	$—	$(90)	$(205)
Dividends from subsidiaries	—	90	168

Total non-cash transactions	$—	$—	$(37)

In July 2011, we received 3,582,227 of common shares of Genworth Canada as a dividend with an estimated market value of $90 million. These shares were previously held by Brookfield Life Assurance Company Limited. We subsequently contributed these shares to our U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies.

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2012, 2011 and 2010

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

On January 31, 2013, we received 85% of the shares of the European mortgage insurance subsidiaries with an estimated value of $222 million as a dividend. These shares were previously held by Brookfield Life and Annuity Insurance Company Limited. We subsequently contributed a portion of these shares with an estimated value of $211 million to our U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies as part of our overall capital plan for our U.S. mortgage insurance subsidiaries. We contributed the remaining shares with an estimated value of $11 million to another subsidiary. At the same time, we also received a dividend of Brookfield Life Insurance Company Limited’s 15.4% ownership in our U.S. mortgage insurance subsidiaries with an estimated value of $180 million.

(5) Income Taxes

We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 11 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. As of December 31, 2012 and 2011, we recorded on our Genworth consolidated balance sheets our estimate of the deferred tax benefits associated with these deductions of $599 million.

In connection with our 2004 separation from our former parent, GE, we made certain joint tax elections and realized certain tax benefits. During 2010, the Internal Revenue Service completed an examination of GE’s 2004 tax return, including these tax impacts. Therefore, $36 million of previously uncertain tax benefits related to separation became certain and we recognized those in 2010.

As of December 31, 2012, Genworth also held assets of $370 million in respect of the tax elections, comprised of a $107 million deferred tax asset and a $263 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $629 million of net deferred tax asset as of December 31, 2012 was primarily comprised of share-based compensation, net operating loss (“NOL”) carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. As of December 31, 2011, Genworth held assets of $437 million in respect of the tax elections, comprised of a $107 million deferred tax asset and a $330 million receivable from our subsidiaries pursuant to the tax allocation agreements. The remaining $358 million of net deferred tax asset as of December 31, 2011 was primarily comprised of share-based compensation, NOL carryforwards, unrealized gains on derivatives and a state deferred tax asset. The state deferred tax asset was offset by a valuation allowance. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes and intercompany liabilities.

NOL carryforwards amounted to $1,088 million as of December 31, 2012, and, if unused, will expire beginning in 2029.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2012
U.S. Life Insurance	$4,300	$33,499	$21,454	$4,857	$617
International Mortgage Insurance	161	—	—	516	3,051
U.S. Mortgage Insurance	10	—	—	2,009	116
International Protection	242	—	16	106	539
Wealth Management	—	—	—	—	—
Runoff	323	6	4,792	21	10
Corporate and Other	—	—	—	—	—

Total	$5,036	$33,505	$26,262	$7,509	$4,333

December 31, 2011
U.S. Life Insurance	$4,393	$32,168	$20,943	$4,418	$576
International Mortgage Insurance	162	—	—	553	2,932
U.S. Mortgage Insurance	7	—	—	2,488	112
International Protection	259	—	17	133	592
Wealth Management	—	—	—	—	—
Runoff	372	7	5,385	28	11
Corporate and Other	—	—	—	—	—

Total	$5,193	$32,175	$26,345	$7,620	$4,223

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2012
U.S. Life Insurance	$2,789	$2,594	$4,593	$410	$830	$2,818
International Mortgage Insurance	1,016	375	516	52	103	1,061
U.S. Mortgage Insurance	546	68	725	3	145	552
International Protection	682	131	150	106	624	619
Wealth Management	—	—	—	—	283	—
Runoff	5	145	169	47	84	5
Corporate and Other	—	30	—	—	471	—

Total	$5,038	$3,343	$6,153	$618	$2,540	$5,055

December 31, 2011
U.S. Life Insurance	$2,979	$2,538	$4,448	$207	$930	$3,005
International Mortgage Insurance	1,063	393	458	53	292	923
U.S. Mortgage Insurance	564	104	1,325	2	159	573
International Protection	839	173	135	136	635	735
Wealth Management	—	—	—	—	377	—
Runoff	260	140	369	62	152	260
Corporate and Other	—	32	—	—	422	—

Total	$5,705	$3,380	$6,735	$460	$2,967	$5,496

December 31, 2010
U.S. Life Insurance	$3,004	$2,473	$4,339	$240	$875	$3,030
International Mortgage Insurance	994	355	390	49	255	819
U.S. Mortgage Insurance	595	116	1,491	2	156	593
International Protection	939	154	196	155	667	748
Wealth Management	—	—	—	—	291	—
Runoff	322	130	426	64	168	322
Corporate and Other	—	38	—	—	378	—

Total	$5,854	$3,266	$6,842	$510	$2,790	$5,512

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

/s/ Thomas J. McInerney
Thomas J. McInerney
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2013

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2012

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Thomas J. McInerney	56	President and Chief Executive Officer, Director
Martin P. Klein	53	Executive Vice President and Chief Financial Officer
Patrick B. Kelleher	55	Executive Vice President—Genworth
Kevin D. Schneider	51	Executive Vice President—Genworth
Daniel J. Sheehan IV	47	Senior Vice President—Chief Investment Officer
Michael S. Laming	61	Senior Vice President—Human Resources
Scott J. McKay	51	Senior Vice President—Chief Information Officer
Joseph J. Pehota	51	Senior Vice President—Corporate Development
Michel G. Perreault	53	Senior Vice President—Chief Risk Officer
Leon E. Roday	59	Senior Vice President, General Counsel and Secretary
Steven W. Alesio	58	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
William H. Bolinder	69	Director, member of Legal and Public Affairs and Nominating and Corporate Governance Committees
Nancy J. Karch	65	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Christine B. Mead	57	Director, member of Audit and Legal and Public Affairs Committees
David M. Moffett	61	Director, member of Legal and Public Affairs Committee
Thomas E. Moloney	69	Director, member of Audit and Legal and Public Affairs Committees
James A. Parke	67	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	69	Non-Executive Chairman of the Board, member of Audit and Management Development and Compensation Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Thomas J. McInerney has been our President and Chief Executive Officer since January 2013. Before joining our company, Mr. McInerney had served as a Senior Advisor at the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. Prior to that, Mr. McInerney spent 30 years working with ING Groep NV and Aetna Inc. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer for ING’s insurance and investment management businesses worldwide. From April 2006 to October 2009, he was the Chairman and Chief Executive Officer of ING Americas and a member of ING Groep’s Executive Board, where he led ING’s pension, retirement services, insurance and investment management businesses in the United States, Canada and seven countries in Latin America. From October 2001 to April 2006, he was the Chief Executive Officer of ING U.S. Financial Services, where he was the head of ING’s insurance, retirement services and mutual funds business in the United States, and from December 2000 to October 2001, he was Chief Executive Officer of ING U.S. Worksite Financial Services, which focused on ING’s employer-sponsored services. In 2000, ING Groep acquired Aetna Financial Services, for which Mr. McInerney served as President from August 1997 to December 2000. Prior to that, he served in many leadership positions with Aetna, including Senior Vice President for Sales and National Accounts for Aetna U.S. Healthcare from April 1996 to August 1997 and Vice President of Strategy

for Aetna Inc. from July 1995 to April 1996. Mr. McInerney began his career as an insurance underwriter with Aetna Casualty and Surety in June 1978. Mr. McInerney has been active with the American Council of Life Insurers and the Financial Services Roundtable, having served on each association’s board and Chief Executive Officer Committee. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Martin P. Klein has been our Executive Vice President and Chief Financial Officer and is also responsible for the International Protection and Wealth Management segments as well as Corporate Development activities since February 2013. Prior to that, he was Senior Vice President—Chief Financial Officer from May 2011 to February 2013. From May 2012 through December 2012, he also served as Acting President and Acting Chief Executive Officer. Mr. Klein joined the Company in April 2011 as a Senior Vice President. Prior to joining the Company, Mr. Klein served as a Managing Director and Senior Relationship Manager of Barclays Capital, the investment banking division of Barclays Bank, PLC, after its acquisition of the U.S. investment banking and brokerage operations of Lehman Brothers Holdings, Inc. in 2008 until April 2011. From 2005 to 2008, Mr. Klein served as a Managing Director and the head of the Insurance and Pension Solutions Groups at Lehman Brothers, and from 2003 to 2005 served as a Managing Director and the head of the Insurance Solutions Group. From 2004 to 2006, Mr. Klein also served as the President of Lehman Re, a reinsurance subsidiary of Lehman Brothers. From 1998 to 2003, Mr. Klein was a Senior Vice President and Chief Insurance Strategist at Lehman Brothers. Prior thereto, Mr. Klein had been with Zurich Insurance Group, where he was a Managing Director of Zurich Investment Management from 1996 to 1998, and Managing Principal of Centre Chase Investment Advisors, an affiliate of Zurich, from 1994 to 1996. From 1992 to 1994, Mr. Klein was an Executive Vice President and Chief Financial Officer of ARM Financial Group, Inc., and from 1990 to 1992 was a Managing Director of the Capital Management Group of ICH Corporation. From 1983 to 1990, Mr. Klein was with Providian Corporation. Mr. Klein is a Fellow of the Society of Actuaries and a Chartered Financial Analyst. He received his B.A. in Mathematics and Business Administration from Hope College and a M.S. in Statistical and Actuarial Sciences from University of Iowa.

Patrick B. Kelleher has been our Executive Vice President—Genworth responsible for our U.S. Life Insurance Division since October 2012. Prior thereto, Mr. Kelleher was responsible for the Company’s Insurance and Wealth Management Division from November 2011 to October 2012 and responsible for the Retirement and Protection segment from January 2011 to November 2011. Mr. Kelleher served as our Chief Financial Officer from March 2007 to May 2011 and as a Senior Vice President from the end of January 2007 to January 2011. Mr. Kelleher also served as our Acting Controller from February 2008 through March 2008. Prior to joining our company, Mr. Kelleher had been the Executive Vice President and Chief Financial Officer of Transamerica Reinsurance, a reinsurance provider and division of Transamerica Occidental Life Insurance Company, which is a member of AEGON Group, a life insurance and pension company. He had served in this capacity since 1998. Prior thereto, Mr. Kelleher had been with Manulife Financial where he led its life and financial reinsurance business from 1996 to 1998 and where he served as the chief financial officer of the reinsurance division from 1994 to 1996 and as an insurance products leader from 1992 to 1994. From 1980 to 1992, Mr. Kelleher was with the Sun Life Assurance Company of Canada where he held various positions. Mr. Kelleher is a member of the Certified General Accountants Association of Canada, a Fellow of the Society of Actuaries and a Fellow of the Canadian Institute of Actuaries. He received a Bachelors degree in Business from Franklin & Marshall College.

Kevin D. Schneider has been our Executive Vice President—Genworth responsible for our Global Mortgage Insurance Division since May 2012. Prior to that, he was Senior Vice President—Genworth responsible for our U.S. Mortgage Insurance segment from July 2008 to May 2012. Prior thereto, Mr. Schneider served as the President and Chief Executive Officer of our U.S. mortgage insurance business since the completion of our IPO in May 2004. Prior to the IPO, he was a Senior Vice President and Chief Commercial Officer of Genworth Mortgage Insurance Corporation since April 2003. From January 2003 to April 2003, Mr. Schneider was the Chief Quality Officer for GE Commercial Finance—Americas. From September 2001 to December 2002, he was a Quality Leader for GE Capital Corporate. From April 1998 to September 2001, Mr. Schneider was an Executive Vice President with GE Capital Rail Services. Prior thereto, he had been with GATX Corp. where he was a Vice President—Sales from November 1994 to April 1998 and a Regional Manager from October 1992 to November 1994. From July 1984 to October 1992, Mr. Schneider was with Ryder System where he held various positions. Mr. Schneider received a B.S. degree in Industrial Labor Relations from Cornell University and an M.B.A. from the Kellogg Business School.

Daniel J. Sheehan IV has been our Senior Vice President—Chief Investment Officer since April 2012. From January 2009 to April 2012, he served as our Vice President with responsibilities that included oversight of the Company’s insurance investment portfolios. From January 2008 through December 2008, Mr. Sheehan had management responsibilities of the Company’s portfolio management team, including fixed–income trading. From December 1997 through December 2007, Mr. Sheehan served in various capacities with the Company and/or its predecessor including roles with oversight responsibilities for the investments real estate team, as risk manager of the insurance portfolios and as risk manager of the portfolio management team. Prior to joining our Company, Mr. Sheehan had been with Sun Life of Canada from 1993 to 1997 as a Property Investment Officer in the Real Estate Investments group. Prior thereto, he was with Massachusetts Laborers Benefit Fund from 1987 to 1993, as an auditor and auditing supervisor. Mr. Sheehan graduated from Harvard University with a BA in Economics and later received an MBA in Finance from Babson College.

Michael S. Laming has been our Senior Vice President—Human Resources since the completion of our IPO in May 2004 and prior to the IPO was a Senior Vice President of GE Insurance, a business unit of GE Capital, since August 2001 and a Vice President of GE since April 2003. From July 1996 to August 2001, Mr. Laming was a Senior Vice President at GE Financial Assurance Holdings, Inc. (“GEFAHI”) and its predecessor companies. Prior thereto, he held a broad range of human resource positions in operating units of GE and at GE corporate headquarters. He graduated from the GE Manufacturing Management Program. Mr. Laming received both a B.S. in Business Administration and a Masters of Organization Development from Bowling Green State University.

Scott J. McKay has been our Senior Vice President—Chief Information Officer since January 2009. He had served as our Senior Vice President—Operations & Quality and Chief Information Officer from August 2004 to December 2008. Prior thereto, he was Senior Vice President—Operations & Quality since the completion of our IPO in May 2004 to August 2004. Prior to the IPO, he was the Senior Vice President, Operations & Quality of GEFAHI since December 2002. From July 1993 to December 2002, Mr. McKay served in various information technology related positions at GEFAHI’s subsidiaries, including Chief Technology Officer, and Chief Information Officer of Federal Home Life Assurance Company. Prior thereto, he was Officer and Director of Applications for United Pacific Life Insurance Company from July 1992 to July 1993, and an IT consultant for Sycomm Systems and Data Executives, Inc. from January 1985 to July 1992. Mr. McKay received a B.S. in Computer Science from West Chester University of Pennsylvania.

Joseph J. Pehota has been our Senior Vice President—Corporate Development since January 2009. He had served as our Senior Vice President—Mergers & Acquisitions since January 2007. Prior thereto, he had served as Senior Vice President—Business Development after the completion of our IPO in May 2004, and prior to the IPO, he was Senior Vice President—Business Development of GEFAHI since August 1998. From February 1996 to July 1998, he was the Chief Risk Manager for GE Equity. Prior thereto, Mr. Pehota was Vice President and Manager of Global Distribution for the GE Capital Structured Finance Group from January 1995 to February 1996. From March to December 1994, he was the Vice President of Restructuring and Underwriting—North America, for GE Capital’s Aviation Services business. Prior thereto, Mr. Pehota held various leadership positions with GE Capital’s Structured Finance Group from July 1988 to February 1994. Mr. Pehota received a B.S. in Finance from the University of Connecticut and an M.B.A. from New York University.

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

Steven W. Alesio has served as a member of our board of directors since March 2010. Mr. Alesio has been a Senior Advisor at Providence Equity Partners since December 2010. Mr. Alesio was the Chairman of the Board of The Dun & Bradstreet Corporation (“D&B”) from May 2005 until his retirement in June 2010. He was initially elected to D&B’s board of directors in May 2002. Mr. Alesio served as D&B’s Chief Executive Officer from January 2005 to December 2009, its President from May 2002 to February 2007, its Chief Operating Officer from May 2002 to December 2004 and its Senior Vice President of Global Marketing, Strategy Implementation, E-Business Solutions™ and Asia-Pacific/Latin America from January 2001 to April 2002. Before joining D&B, Mr. Alesio was with the American Express Company for 19 years, most recently serving as President and General Manager of the Business Services Group and as a member of that company’s Planning and Policy Committee, a position he held from January 1996 to December 2000. Mr. Alesio also previously served as a director of The Dun & Bradstreet Corporation from May 2002 to June 2012. Mr. Alesio received a B.S. in Accounting from St. Francis College and an M.B.A. from the University of Pennsylvania’s Wharton School.

William H. Bolinder has served as a member of our board of directors since October 2010. Mr. Bolinder retired in June 2006 from serving as President, Chief Executive Officer and a director of Acadia Trust N.A., positions he had held since 2003. He had previously been a member of the Group Management Board for Zurich Financial Services Group from 1994 to 2002. Mr. Bolinder joined Zurich American Insurance Company, USA in 1986 as Chief Operating Officer and became Chief Executive Officer in 1987. He has been a director of Endurance Specialty Holdings Ltd. since December 2001 and became the non-executive Chairman of the Board in March 2011. Mr. Bolinder also previously served as a director of Quanta Capital Holding Ltd. from January 2007 to October 2008. Mr. Bolinder has also served on the board of the American Insurance Association, American Institute for Chartered Property Casualty Underwriting, Insurance Institute for Applied Ethics, Insurance Institute of America, Insurance Services Office, Inc. and the National Association of Independent Insurers. Mr. Bolinder received a B.S. in Business Administration from the University of Massachusetts, Dartmouth.

Nancy J. Karch has served as a member of our board of directors since October 2005. Ms. Karch was a Senior Partner of McKinsey & Company, an independent consulting firm, from 1988 until her retirement in 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She has served as a director of Kimberly-Clark Corp. since June 2010, Fifth & Pacific Companies, Inc. (formerly Liz Claiborne, Inc.) since January 2000, MasterCard Incorporated since January 2007, and CEB (The Corporate Executive Board, Inc.) since October 2001. Ms. Karch is also on the board of the Westchester Land Trust and Northern Westchester Hospital, both not-for-profit organizations. Ms. Karch received a B.A. in Mathematics from Cornell University, an M.S. in Mathematics from Northeastern University and an M.B.A. from Harvard Business School.

Christine B. Mead has served as a member of our board of directors since October 2009. Ms. Mead was the Executive Vice President and Chief Financial Officer of Safeco Corporation and the Co-President of the Safeco insurance companies from November 2004 until her retirement in December 2005. From January 2002 to November 2004, Ms. Mead served as Senior Vice President, Chief Financial Officer and Secretary of Safeco Corporation. Prior to joining Safeco in 2002, Ms. Mead served in various roles at Travelers Insurance Companies from 1989 to 2001, including Senior Vice President and Chief Financial Officer, Chief Accounting Officer, and Controller. Ms. Mead also served with Price Waterhouse LLP from 1980 to 1989, and with Deloitte Haskins & Sells in the United Kingdom from 1976 to 1980. Ms. Mead also serves as a trustee of the Idaho Chapter of The Nature Conservancy, a non-profit organization. Ms. Mead received a B.S. in Accounting from University College Cardiff, United Kingdom.

David M. Moffett has served as a member of our board of directors since December 2012. Mr. Moffett was the Chief Executive Officer and a director of the Federal Home Loan Mortgage Corporation from September 2008 until his retirement in March 2009. Prior to this position, Mr. Moffett served as a Senior Advisor with the Carlyle Group LLC from May 2007 to September 2008. Mr. Moffett also served as the Vice Chairman and Chief Financial Officer of U.S. Bancorp from 2001 to 2007, after its merger with Firstar Corporation, having previously served as Vice Chairman and Chief Financial Officer of Firstar Corporation from 1998 to 2001 and as Chief Financial Officer of StarBanc Corporation, a predecessor to Firstar Corporation, from 1993 to 1998. Mr. Moffett has served as a director of eBay Inc. since July 2007 and CIT Group Inc. since July 2010. He also previously served on the boards of directors of MBIA Inc. from May 2007 to September 2008, The E.W. Scripps Company from May 2007 to September 2008 and Building Materials Holding Corporation from May 2006 to November 2008. Mr. Moffett also serves as a trustee on the boards of Columbia Fund Series Trust I and Columbia Funds Variable Insurance Trust, overseeing approximately 52 funds within the Columbia Funds mutual fund complex. He also serves as a trustee for the University of Oklahoma Foundation. Mr. Moffett holds a B.A. degree in Economics from the University of Oklahoma and an M.B.A. degree from Southern Methodist University.

Thomas E. Moloney has served as a member of our board of directors since October 2009. Mr. Moloney served as the interim Chief Financial Officer of MSC—Medical Services Company (“MSC”) from December 31, 2007 to March 31, 2008. He retired as the Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc. in December 2004. He had served in this position since 1992. Mr. Moloney served in various roles at John Hancock Financial Services, Inc. during his tenure from 1965 to 1992, including Vice President, Controller, and Senior Accountant. Mr. Moloney also previously served as a director of MSC from 2005 to 2012 (MSC was acquired in 2012 and ceased to be a public company in 2008). Mr. Moloney is on the boards of Nashoba Learning Group and the Boston Children’s Museum (past Chairperson), both non-profit organizations. Mr. Moloney received a B.A. in Accounting from Bentley College and holds a Masters Professional Director Certification from the Corporate Directors Group.

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

James S. Riepe has served as a member of our board of directors since March 2006 and was appointed Non-Executive Chairman of the Board in May 2012, having previously been appointed as Lead Director in February 2009. Mr. Riepe is a retired Vice Chairman and a Senior Advisor at T. Rowe Price Group, Inc. Mr. Riepe served as the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Prior to joining T. Rowe Price Group, Inc. in 1982, Mr. Riepe was an Executive Vice President of the Vanguard Group. Mr. Riepe has served as a director of The NASDAQ OMX Group, Inc. since May 2003 and LPL Financial Holdings Inc. since February 2008. Mr. Riepe also previously served as a director of T. Rowe Price Group, Inc. from 1981 to 2006 and as a director of 57 T. Rowe Price registered investment companies (mutual funds) until his retirement in 2006. He is a member of the University of Pennsylvania’s Board of Trustees. Mr. Riepe received a B.S. in Industrial Management, an M.B.A. and an Honorary Doctor of Laws degree from the University of Pennsylvania.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 7, 2004)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 1, 2012)

3.3	Certificate of Retirement of 5.25% Series A Cumulative Preferred Stock of Genworth Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011)

4.1	Specimen Class A Common Stock certificate (filed herewith)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Indenture between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on June 7, 2004)

4.5	Supplemental Indenture No. 1 between Genworth Financial, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed on June 7, 2004)

Number	Description

4.6	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.8	Supplemental Indenture No. 2, dated as of September 19, 2005, between Genworth Financial, Inc. and The Bank of New York (successor to JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 19, 2005)

4.9	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2008)

4.10	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed onDecember 8, 2009)

4.11	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2010)

4.12	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2010)

4.13	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

10.1	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.2.1	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.2.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.2.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

Number	Description

10.2.4	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc., Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.4	Canadian Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed on June 7, 2004)

10.5	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed on June 7, 2004)

10.6	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K field on June 7, 2004)

10.7	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.7.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.8	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.8.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.9	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.9.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.10.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.12	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.13.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.14.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.15	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.15.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.15.2	Second Amendment to Reinsurance Agreement (filed herewith)

10.16	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.16.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.16.3	Third Amendment to Reinsurance Agreement (filed herewith)

10.17	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.18	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.19	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.23	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.24	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.25	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.26§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.26.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.26.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10. 27§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10. 28§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10. 29§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.30.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.30.2§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.30.3§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.4§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.5§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.30.6§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.30.7§	Form of Mid-Term Incentive Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010)

10.31§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.32.1§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.32.2§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.32.3§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.32.4§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.32.5§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

Number	Description

10.33§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.34.1§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34.2§	Amendment to the Genworth Financial, Inc. Amended and Restated 2005 Change in Control Plan (filed herewith)

10.35.1§	Genworth Financial, Inc. 2011 Change of Control Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.35.2§	Amendment to the Genworth Financial, Inc. 2011 Change in Control Plan (filed herewith)

10.36§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012)

10.37§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012)

10. 38§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10. 39§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.40.1§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.40.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.40.3§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.41§	Director Compensation Summary (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.42§	Annuity Contribution Arrangement with Leon E. Roday (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009)

10.43§	Separation Agreement and Release, dated May 14, 2012, between Genworth Financial, Inc. and Michael D. Fraizer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.44§	Genworth Financial, Inc. 2012 Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2012)

10.45§	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 1, 2012)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

Number	Description

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Martin P. Klein (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: February 28, 2013

GENWORTH FINANCIAL, INC.

By:	/S/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 28, 2013

/S/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

/S/ Martin P. Klein Martin P. Klein	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ Kelly L. Groh Kelly L. Groh	Vice President and Controller (Principal Accounting Officer)

* Steven W. Alesio	Director

* William H. Bolinder	Director

* Nancy J. Karch	Director

* Christine B. Mead	Director

* David M. Moffett	Director

* Thomas E. Moloney	Director

* James A. Parke	Director

* James S. Riepe	Director

*By	/S/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact