Form 10-Q
period 2013-06-30
GENWORTH FINANCIAL INC
filed 2013-08-01
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32195

GENWORTH FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0873306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6620 West Broad Street Richmond, Virginia	23230
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 24, 2013, 493,730,387 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

NOTE REGARDING THIS QUARTERLY REPORT

As previously announced, on April 1, 2013, we completed a holding company reorganization in connection with a comprehensive capital plan for our U.S. mortgage insurance business, which is discussed in further detail in note 1 of the financial statements in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q. Pursuant to the reorganization, the public holding company historically known as “Genworth Financial, Inc.” (now renamed Genworth Holdings, Inc. (“Genworth Holdings”)) became a direct, wholly-owned subsidiary of a new public holding company that it had formed and that now has been renamed Genworth Financial, Inc. (“New Genworth”). In connection with the reorganization, all the stockholders of Genworth Holdings immediately prior to the completion of the reorganization automatically became stockholders of New Genworth, owning the same number of shares of stock in New Genworth that they owned in Genworth Holdings immediately prior to the reorganization. New Genworth, as the successor issuer to Genworth Holdings (pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), began making filings under the Securities Act of 1933, as amended, and the Exchange Act, from April 1, 2013.

On April 1, 2013, in connection with the reorganization, Genworth Holdings distributed to New Genworth (as its sole stockholder), through a dividend (the “Distribution”), the 84.6% membership interest in one of its subsidiaries (Genworth Mortgage Holdings, LLC (“GMHL”)) that it held directly, and 100% of the shares of another of its subsidiaries (Genworth Mortgage Holdings, Inc. (“GMHI”)), that held the remaining 15.4% of outstanding membership interests of GMHL. At the time of the Distribution, GMHL and GMHI together owned (directly or indirectly) 100% of the shares or other equity interests of all of the subsidiaries that conducted Genworth Holdings’ U.S. mortgage insurance business (these subsidiaries also owned the subsidiaries that conducted Genworth Holdings’ European mortgage insurance business). As part of the comprehensive U.S. mortgage insurance capital plan, on April 1, 2013, immediately prior to the Distribution, Genworth Holdings contributed $100 million to the U.S. mortgage insurance subsidiaries.

On April 1, 2013, in connection with the reorganization (a) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes and (b) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes.

References to “Genworth,” the “Company,” “we” or “our” in this Quarterly Report on Form 10-Q (including in the condensed consolidated financial statements and notes thereto in this report) have the following meanings, unless the context otherwise requires:

•	For periods prior to April 1, 2013: Genworth Holdings and its subsidiaries

•	For periods from and after April 1, 2013: New Genworth and its subsidiaries

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$58,008	$62,161
Equity securities available-for-sale, at fair value	411	518
Commercial mortgage loans	5,831	5,872
Restricted commercial mortgage loans related to securitization entities	309	341
Policy loans	1,671	1,601
Other invested assets	1,976	3,493
Restricted other invested assets related to securitization entities, at fair value	392	393

Total investments	68,598	74,379
Cash and cash equivalents	3,613	3,632
Accrued investment income	639	715
Deferred acquisition costs	5,237	5,036
Intangible assets	433	366
Goodwill	867	868
Reinsurance recoverable	17,236	17,230
Other assets	704	710
Separate account assets	9,806	9,937
Assets associated with discontinued operations	443	439

Total assets	$107,576	$113,312

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$33,437	$33,505
Policyholder account balances	24,935	26,262
Liability for policy and contract claims	7,302	7,509
Unearned premiums	4,022	4,333
Other liabilities ($100 and $133 other liabilities related to securitization entities)	4,629	5,239
Borrowings related to securitization entities ($74 and $62 at fair value)	317	336
Non-recourse funding obligations	2,054	2,066
Long-term borrowings	4,720	4,776
Deferred tax liability	369	1,507
Separate account liabilities	9,806	9,937
Liabilities associated with discontinued operations	83	61

Total liabilities	91,674	95,531

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 582 million and 580 million shares issued as of June 30, 2013 and December 31, 2012, respectively; 494 million and 492 million shares outstanding as of June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	12,139	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,296	2,692
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(54)

Net unrealized investment gains (losses)	1,294	2,638

Derivatives qualifying as hedges	1,581	1,909
Foreign currency translation and other adjustments	267	655

Total accumulated other comprehensive income (loss)	3,142	5,202
Retained earnings	2,107	1,863
Treasury stock, at cost (88 million shares as of June 30, 2013 and December 31, 2012)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,689	16,493
Noncontrolling interests	1,213	1,288

Total stockholders’ equity	15,902	17,781

Total liabilities and stockholders’ equity	$107,576	$113,312

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Premiums	$1,286	$1,302	$2,547	$2,408
Net investment income	821	846	1,635	1,678
Net investment gains (losses)	21	(33)	(40)	4
Insurance and investment product fees and other	243	287	532	627

Total revenues	2,371	2,402	4,674	4,717

Benefits and expenses:
Benefits and other changes in policy reserves	1,269	1,382	2,470	2,614
Interest credited	184	194	368	389
Acquisition and operating expenses, net of deferrals	413	439	846	879
Amortization of deferred acquisition costs and intangibles	137	147	259	418
Interest expense	121	131	247	226

Total benefits and expenses	2,124	2,293	4,190	4,526

Income from continuing operations before income taxes	247	109	484	191
Provision for income taxes	73	27	149	42

Income from continuing operations	174	82	335	149
Income (loss) from discontinued operations, net of taxes	6	27	(14)	39

Net income	180	109	321	188
Less: net income attributable to noncontrolling interests	39	33	77	66

Net income available to Genworth Financial, Inc.’s common stockholders	$141	$76	$244	$122

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.27	$0.10	$0.52	$0.17

Diluted	$0.27	$0.10	$0.52	$0.17

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.29	$0.16	$0.49	$0.25

Diluted	$0.28	$0.16	$0.49	$0.25

Weighted-average common shares outstanding:
Basic	493.4	491.5	492.9	491.4

Diluted	497.5	493.9	497.2	494.8

Supplemental disclosures:
Total other-than-temporary impairments	$(2)	$(42)	$(14)	$(58)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(3)	3	(3)	2

Net other-than-temporary impairments	(5)	(39)	(17)	(56)
Other investments gains (losses)	26	6	(23)	60

Total net investment gains (losses)	$21	$(33)	$(40)	$4

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$180	$109	$321	$188
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,216)	697	(1,433)	512
Net unrealized gains (losses) on other-than-temporarily impaired securities	26	(5)	52	16
Derivatives qualifying as hedges	(218)	407	(328)	78
Foreign currency translation and other adjustments	(353)	(119)	(457)	(3)

Total other comprehensive income (loss)	(1,761)	980	(2,166)	603

Total comprehensive income (loss)	(1,581)	1,089	(1,845)	791
Less: comprehensive income attributable to noncontrolling interests	(40)	16	(29)	63

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,541)	$1,073	$(1,816)	$728

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781

Repurchase of subsidiary shares	—	—	—	—	—	—	(21)	(21)
Comprehensive income (loss):
Net income	—	—	—	244	—	244	77	321
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(1,396)	—	—	(1,396)	(37)	(1,433)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	52	—	—	52	—	52
Derivatives qualifying as hedges	—	—	(328)	—	—	(328)	—	(328)
Foreign currency translation and other adjustments	—	—	(388)	—	—	(388)	(69)	(457)

Total comprehensive income (loss)						(1,816)	(29)	(1,845)
Dividends to noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Stock-based compensation expense and exercises and other	—	12	—	—	—	12	1	13

Balances as of June 30, 2013	$1	$12,139	$3,142	$2,107	$(2,700)	$14,689	$1,213	$15,902

Balances as of December 31, 2011	$1	$12,136	$4,047	$1,538	$(2,700)	$15,022	$1,110	$16,132

Comprehensive income (loss):
Net income	—	—	—	122	—	122	66	188
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	515	—	—	515	(3)	512
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	16	—	—	16	—	16
Derivatives qualifying as hedges	—	—	78	—	—	78	—	78
Foreign currency translation and other adjustments	—	—	(3)	—	—	(3)	—	(3)

Total comprehensive income (loss)						728	63	791
Dividends to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Stock-based compensation expense and exercises and other	—	20	—	—	—	20	—	20

Balances as of June 30, 2012	$1	$12,156	$4,653	$1,660	$(2,700)	$15,770	$1,149	$16,919

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$321	$188
Less (income) loss from discontinued operations, net of taxes	14	(39)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(40)	(49)
Net investment losses (gains)	40	(4)
Charges assessed to policyholders	(404)	(388)
Acquisition costs deferred	(212)	(309)
Amortization of deferred acquisition costs and intangibles	259	418
Deferred income taxes	(213)	47
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	35	93
Stock-based compensation expense	17	13
Change in certain assets and liabilities:
Accrued investment income and other assets	21	9
Insurance reserves	1,183	1,001
Current tax liabilities	260	(197)
Other liabilities and other policy-related balances	(638)	(605)
Cash from operating activities—discontinued operations	3	42

Net cash from operating activities	646	220

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,820	2,366
Commercial mortgage loans	474	391
Restricted commercial mortgage loans related to securitization entities	31	25
Proceeds from sales of investments:
Fixed maturity and equity securities	2,245	2,538
Purchases and originations of investments:
Fixed maturity and equity securities	(4,558)	(5,586)
Commercial mortgage loans	(431)	(184)
Other invested assets, net	113	378
Policy loans, net	(1)	(70)
Proceeds from sale of a subsidiary, net of cash transferred	25	77
Cash from investing activities—discontinued operations	—	(41)

Net cash from investing activities	718	(106)

Cash flows from financing activities:
Deposits to universal life and investment contracts	920	1,351
Withdrawals from universal life and investment contracts	(2,059)	(1,506)
Redemption and repurchase of non-recourse funding obligations	(12)	(567)
Proceeds from the issuance of long-term debt	—	361
Repayment and repurchase of long-term debt	(15)	(222)
Repayment of borrowings related to securitization entities	(32)	(29)
Repurchase of subsidiary shares	(21)	—
Dividends paid to noncontrolling interests	(26)	(24)
Other, net	(17)	(63)
Cash from financing activities—discontinued operations	—	(26)

Net cash from financing activities	(1,262)	(725)

Effect of exchange rate changes on cash and cash equivalents	(118)	(3)

Net change in cash and cash equivalents	(16)	(614)
Cash and cash equivalents at beginning of period	3,653	4,488

Cash and cash equivalents at end of period	3,637	3,874
Less cash and cash equivalents of discontinued operations at end of period	24	20

Cash and cash equivalents of continuing operations at end of period	$3,613	$3,854

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware on October 23, 2003. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, wholly-owned subsidiary of a new public holding company it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, under the name Sub XLVI, Inc., and was renamed Genworth Financial, Inc. upon the completion of the reorganization.

To implement the reorganization, Genworth Holdings formed New Genworth and New Genworth, in turn, formed Sub XLII, Inc. (“Merger Sub”). The holding company structure was implemented pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (“DGCL”) by the merger of Merger Sub with and into Genworth Holdings (the “Merger”). Genworth Holdings survived the Merger as a direct, wholly-owned subsidiary of New Genworth and each share of Genworth Holdings Class A Common Stock, par value $0.001 per share (“Genworth Holdings Class A Common Stock”), issued and outstanding immediately prior to the Merger and each share of Genworth Holdings Class A Common Stock held in the treasury of Genworth Holdings immediately prior to the Merger converted into one issued and outstanding or treasury, as applicable, share of New Genworth Class A Common Stock, par value $0.001 per share, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the Genworth Holdings Class A Common Stock being converted.

Immediately after the consummation of the Merger, New Genworth had the same authorized, outstanding and treasury capital stock as Genworth Holdings immediately prior to the Merger. Each share of New Genworth common stock outstanding immediately prior to the Merger was cancelled.

Pursuant to Section 251(g) of the DGCL, the Merger did not require a vote of the stockholders of Genworth Holdings. Effective upon the consummation of the Merger, New Genworth adopted an amended and restated certificate of incorporation and amended and restated bylaws that were identical to those of Genworth Holdings immediately prior to the consummation of the Merger (other than provisions regarding certain technical matters, as permitted by Section 251(g) of the DGCL). New Genworth’s directors and executive officers immediately after the consummation of the Merger were the same as the directors and executive officers of Genworth Holdings immediately prior to the consummation of the Merger. Immediately after the consummation of the Merger, New Genworth had, on a consolidated basis, the same assets, businesses and operations as Genworth Holdings had immediately prior to the consummation of the Merger.

On April 1, 2013, in connection with the reorganization, immediately following the consummation of the Merger, Genworth Holdings distributed to New Genworth (as its sole stockholder), through a dividend (the “Distribution”), the 84.6% membership interest in one of its subsidiaries (Genworth Mortgage Holdings, LLC (“GMHL”)) that it held directly, and 100% of the shares of another of its subsidiaries (Genworth Mortgage Holdings, Inc. (“GMHI”)), that held the remaining 15.4% of outstanding membership interests of GMHL. At the time of the Distribution, GMHL and GMHI together owned (directly or indirectly) 100% of the shares or other equity interests of all of the subsidiaries that conducted Genworth Holdings’ U.S. mortgage insurance business (these subsidiaries also owned the subsidiaries that conducted Genworth Holdings’ European mortgage insurance business). As part of the comprehensive U.S. mortgage insurance capital plan, on April 1, 2013, immediately prior to the Distribution, Genworth Holdings contributed $100 million to the U.S. mortgage insurance subsidiaries.

The accompanying condensed financial statements include on a consolidated basis the accounts of: (a) for the periods prior to April 1, 2013, Genworth Holdings and the affiliated companies in which it held a majority

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

equity interest or where it was the primary beneficiary of a variable interest entity and (b) for the periods from and after April 1, 2013, New Genworth and the affiliated companies in which it held a majority voting interest or where it was the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated in consolidation.

References to “Genworth,” the “Company,” “we” or “our” in the accompanying condensed consolidated financial statements and these notes thereto have the following meanings, unless the context otherwise requires:

•	For periods prior to April 1, 2013: Genworth Holdings and its subsidiaries

•	For periods from and after April 1, 2013: New Genworth and its subsidiaries

We have the following operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life insurance, long-term care insurance and fixed annuities.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We also selectively provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

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

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries and have operations in select other countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments.

On March 27, 2013, we announced that we had agreed to sell our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, for approximately $412 million. Historically, this business has been reported as a

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

separate segment. As a result of the sale agreement, the financial statements and other disclosures herein have been revised to reclassify this business as discontinued operations and report its financial position, results of operations and cash flows separately for all periods presented. The sale is expected to close in the third quarter of 2013, subject to customary closing conditions, including requisite regulatory approvals. Also included in discontinued operations was our tax and advisor unit, Genworth Financial Investment Services, which was part of our wealth management business until the closing of its sale on April 2, 2012. See note 10 for additional information related to discontinued operations.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our Current Report on Form 8-K filed on May 30, 2013, which reflected the reclassification of our wealth management business as discontinued operations, adjustments to correct an error related to premium refund accrual in our U.S. mortgage insurance business, the addition of a footnote in the notes to the consolidated financial statements that provides required supplemental guarantor financial information related to certain guarantees we gave in connection with the reorganization in which we became the parent company to Genworth Holdings and the addition of certain disclosures about offsetting assets and liabilities required by newly adopted accounting guidance. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Changes

Accounting Pronouncements Recently Adopted

On January 1, 2013, we adopted new accounting guidance for disclosures about offsetting assets and liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users to understand the effect of those arrangements on its financial position. The adoption of this accounting guidance impacted our disclosures only and did not impact our consolidated results.

On January 1, 2013, we adopted new accounting guidance related to the presentation of the reclassification of items out of accumulated other comprehensive income into net income. The adoption of this accounting guidance impacted our disclosures only and did not impact our consolidated results.

Accounting Pronouncements Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance to provide additional flexibility in the benchmark interest rates used when applying hedge accounting. The new guidance permits the use of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes and removes certain restrictions on being able to apply hedge accounting for similar hedges using different benchmark interest rates. These new requirements are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The new guidance will not have a material impact on our consolidated financial statements upon adoption but may impact our selection of benchmark interest rates for hedging relationships in the future.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2013, the FASB issued new accounting guidance on the scope, measurement and disclosure requirements for investment companies. The new guidance clarifies the characteristics of an investment company, provides comprehensive guidance for assessing whether an entity is an investment company, requires investment companies to measure noncontrolling ownership interest in other investment companies at fair value rather than using the equity method of accounting and requires additional disclosures. These new requirements will be effective for us on January 1, 2014 and are not expected to have a material impact on our consolidated financial statements.

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2013	2012	2013	2012
Weighted-average shares used in basic earnings per common share calculations	493.4	491.5	492.9	491.4
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	4.1	2.4	4.3	3.4

Weighted-average shares used in diluted earnings per common share calculations	497.5	493.9	497.2	494.8

Income from continuing operations:
Income from continuing operations	$174	$82	$335	$149
Less: income from continuing operations attributable to noncontrolling interests	39	33	77	66

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$135	$49	$258	$83

Basic per common share	$0.27	$0.10	$0.52	$0.17

Diluted per common share	$0.27	$0.10	$0.52	$0.17

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$6	$27	$(14)	$39
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$6	$27	$(14)	$39

Basic per common share	$0.01	$0.05	$(0.03)	$0.08

Diluted per common share	$0.01	$0.05	$(0.03)	$0.08

Net income:
Income from continuing operations	$174	$82	$335	$149
Income (loss) from discontinued operations, net of taxes	6	27	(14)	39

Net income	180	109	321	188
Less: net income attributable to noncontrolling interests	39	33	77	66

Net income available to Genworth Financial, Inc.’s common stockholders	$141	$76	$244	$122

Basic per common share	$0.29	$0.16	$0.49	$0.25

Diluted per common share	$0.28	$0.16	$0.49	$0.25

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Fixed maturity securities—taxable	$672	$669	$1,328	$1,329
Fixed maturity securities—non-taxable	2	3	4	7
Commercial mortgage loans	81	85	163	169
Restricted commercial mortgage loans related to securitization entities	7	7	14	16
Equity securities	6	6	10	10
Other invested assets	39	56	87	109
Policy loans	32	31	64	62
Cash, cash equivalents and short-term investments	5	10	12	20

Gross investment income before expenses and fees	844	867	1,682	1,722
Expenses and fees	(23)	(21)	(47)	(44)

Net investment income	$821	$846	$1,635	$1,678

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Available-for-sale securities:
Realized gains	$78	$21	$118	$84
Realized losses	(47)	(19)	(113)	(65)

Net realized gains (losses) on available-for-sale securities	31	2	5	19

Impairments:
Total other-than-temporary impairments	(2)	(42)	(14)	(58)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(3)	3	(3)	2

Net other-than-temporary impairments	(5)	(39)	(17)	(56)

Trading securities	(19)	32	(9)	7
Commercial mortgage loans	2	3	4	5
Net gains (losses) related to securitization entities	15	(4)	22	30
Derivative instruments (1)	(2)	(28)	(44)	(2)
Contingent consideration adjustment	(1)	1	—	1
Other	—	—	(1)	—

Net investment gains (losses)	$21	$(33)	$(40)	$4

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2013 and 2012 was $308 million and $326 million, respectively, which was approximately 87% and 95%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2013 and 2012 was $885 million and $683 million, respectively, which was approximately 89% and 93%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Beginning balance	$251	$610	$387	$646
Additions:
Other-than-temporary impairments not previously recognized	—	6	2	8
Increases related to other-than-temporary impairments previously recognized	3	19	7	32
Reductions:
Securities sold, paid down or disposed	(75)	(47)	(217)	(98)

Ending balance	$179	$588	$179	$588

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2013	December 31, 2012
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,173	$6,086
Equity securities	19	34
Other invested assets	(5)	(8)

Subtotal	3,187	6,112
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,111)	(1,925)
Income taxes, net	(727)	(1,457)

Net unrealized investment gains (losses)	1,349	2,730
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	55	92

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,294	$2,638

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2013	2012
Beginning balance	$2,443	$1,327
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(2,510)	1,329
Adjustment to deferred acquisition costs	202	(52)
Adjustment to present value of future profits	70	(33)
Adjustment to sales inducements	41	(4)
Adjustment to benefit reserves	396	(214)
Provision for income taxes	628	(358)

Change in unrealized gains (losses) on investment securities	(1,173)	668
Reclassification adjustments to net investment (gains) losses, net of taxes of $9 and $(13)	(17)	24

Change in net unrealized investment gains (losses)	(1,190)	692
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(41)	3

Ending balance	$1,294	$2,016

	As of or for the six months ended June 30,
(Amounts in millions)	2013	2012
Beginning balance	$2,638	$1,485
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(2,937)	1,117
Adjustment to deferred acquisition costs	218	(99)
Adjustment to present value of future profits	71	(22)
Adjustment to sales inducements	38	(14)
Adjustment to benefit reserves	487	(213)
Provision for income taxes	734	(265)

Change in unrealized gains (losses) on investment securities	(1,389)	504
Reclassification adjustments to net investment (gains) losses, net of taxes of $(4) and $(13)	8	24

Change in net unrealized investment gains (losses)	(1,381)	528
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(37)	(3)

Ending balance	$1,294	$2,016

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2013, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,605	$578	$—	$(135)	$—	$5,048
Tax-exempt	278	8	—	(24)	—	262
Government—non-U.S.	2,130	129	—	(12)	—	2,247
U.S. corporate	23,032	2,004	20	(314)	—	24,742
Corporate—non-U.S.	14,004	772	—	(158)	—	14,618
Residential mortgage-backed	5,312	366	11	(73)	(26)	5,590
Commercial mortgage-backed	2,792	94	2	(67)	(7)	2,814
Other asset-backed	2,706	38	—	(55)	(2)	2,687

Total fixed maturity securities	54,859	3,989	33	(838)	(35)	58,008
Equity securities	392	29	—	(10)	—	411

Total available-for-sale securities	$55,251	$4,018	$33	$(848)	$(35)	$58,419

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2013:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$848	$(135)	44	$—	$—	—	$848	$(135)	44
Tax-exempt	23	(1)	12	110	(23)	10	133	(24)	22
Government—non-U.S.	560	(12)	56	—	—	—	560	(12)	56
U.S. corporate	4,466	(253)	642	408	(61)	38	4,874	(314)	680
Corporate—non-U.S.	2,868	(133)	375	196	(25)	19	3,064	(158)	394
Residential mortgage-backed	609	(28)	103	252	(71)	158	861	(99)	261
Commercial mortgage-backed	641	(40)	80	404	(34)	72	1,045	(74)	152
Other asset-backed	604	(11)	95	123	(46)	14	727	(57)	109

Subtotal, fixed maturity securities	10,619	(613)	1,407	1,493	(260)	311	12,112	(873)	1,718
Equity securities	133	(10)	69	—	—	—	133	(10)	69

Total for securities in an unrealized loss position	$10,752	$(623)	1,476	$1,493	$(260)	311	$12,245	$(883)	1,787

% Below cost—fixed maturity securities:
<20% Below cost	$10,526	$(581)	1,396	$1,277	$(127)	210	$11,803	$(708)	1,606
20%-50% Below cost	93	(32)	11	192	(88)	58	285	(120)	69
>50% Below cost	—	—	—	24	(45)	43	24	(45)	43

Total fixed maturity securities	10,619	(613)	1,407	1,493	(260)	311	12,112	(873)	1,718

% Below cost—equity securities:
<20% Below cost	131	(9)	65	—	—	—	131	(9)	65
20%-50% Below cost	2	(1)	4	—	—	—	2	(1)	4

Total equity securities	133	(10)	69	—	—	—	133	(10)	69

Total for securities in an unrealized loss position	$10,752	$(623)	1,476	$1,493	$(260)	311	$12,245	$(883)	1,787

Investment grade	$10,173	$(587)	1,315	$925	$(149)	148	$11,098	$(736)	1,463
Below investment grade (3)	579	(36)	161	568	(111)	163	1,147	(147)	324

Total for securities in an unrealized loss position	$10,752	$(623)	1,476	$1,493	$(260)	311	$12,245	$(883)	1,787

(1)	Amounts included $32 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $35 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $32 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 5% as of June 30, 2013.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $127 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 63% of the unrealized losses were related to investment grade securities as of June 30, 2013. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate and structured securities in the finance and insurance sector. The average fair value percentage below cost for these securities was approximately 9% as of June 30, 2013. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of June 30, 2013:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$32	$(9)	1%	3	$—	$—	—%	—
U.S. corporate	8	(2)	—	1	—	—	—	—
Corporate—non-U.S.	31	(12)	1	7	—	—	—	—
Structured securities:
Residential mortgage-backed	7	(4)	—	5	7	(8)	1	8
Commercial mortgage-backed	3	(1)	—	2	—	(1)	—	1
Other asset-backed	58	(32)	4	4	—	—	—	—

Total structured securities	68	(37)	4	11	7	(9)	1	9

Total	$139	$(60)	6%	22	$7	$(9)	1%	9

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$2	$(1)	—%	3	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	35	(18)	2	25	8	(25)	3	30
Commercial mortgage-backed	16	(9)	1	8	2	(2)	—	2
Other asset-backed	—	—	—	—	7	(9)	1	2

Total structured securities	51	(27)	3	33	17	(36)	4	34

Total	$53	$(28)	3%	36	$17	$(36)	4%	34

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See the following for further discussion of gross unrealized losses by asset class.

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of June 30, 2013:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$39	$(14)	1%	8	$—	$—	—%	—

Total	$39	$(14)	1%	8	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Consumer-cyclical	$2	$(1)	—%	3	$—	$—	—%	—

Total	$2	$(1)	—%	3	$—	$—	—%	—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the total unrealized losses of $15 million for corporate fixed maturity securities presented in the preceding tables, $14 million, or 93%, of the unrealized losses related to issuers in the finance and insurance sector that were 26% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of June 30, 2013. The $14 million of unrealized losses related to the finance and insurance industry related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

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

Structured Securities

Of the $109 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $24 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of June 30, 2013.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2013 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,643	$2,670
Due after one year through five years	9,815	10,313
Due after five years through ten years	11,369	11,880
Due after ten years	20,222	22,054

Subtotal	44,049	46,917
Residential mortgage-backed	5,312	5,590
Commercial mortgage-backed	2,792	2,814
Other asset-backed	2,706	2,687

Total	$54,859	$58,008

As of June 30, 2013, $5,237 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2013, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 24%, 19% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of June 30, 2013, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,000	34%	$1,895	32%
Office	1,585	27	1,580	27
Industrial	1,565	27	1,603	27
Apartments	490	8	552	9
Mixed use/other	228	4	282	5

Subtotal	5,868	100%	5,912	100%

Unamortized balance of loan origination fees and costs	1		2
Allowance for losses	(38)		(42)

Total	$5,831		$5,872

	June 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,621	28%	$1,553	26%
South Atlantic	1,515	26	1,587	27
Middle Atlantic	780	13	739	13
Mountain	466	8	463	8
East North Central	389	7	468	8
West North Central	368	6	353	6
New England	340	6	343	6
West South Central	247	4	265	4
East South Central	142	2	141	2

Subtotal	5,868	100%	5,912	100%

Unamortized balance of loan origination fees and costs	1		2
Allowance for losses	(38)		(42)

Total	$5,831		$5,872

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2013
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$5	$—	$10	$15	$1,985	$2,000
Office	—	3	7	10	1,575	1,585
Industrial	—	—	2	2	1,563	1,565
Apartments	7	—	—	7	483	490
Mixed use/other	—	—	—	—	228	228

Total recorded investment	$12	$3	$19	$34	$5,834	$5,868

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

	December 31, 2012
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$3	$—	$3	$1,892	$1,895
Office	2	—	—	2	1,578	1,580
Industrial	—	—	—	—	1,603	1,603
Apartments	—	—	4	4	548	552
Mixed use/other	66	—	—	66	216	282

Total recorded investment	$68	$3	$4	$75	$5,837	$5,912

% of total commercial mortgage loans	1%	—%	—%	1%	99%	100%

As of June 30, 2013 and December 31, 2012, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of June 30, 2013 and December 31, 2012.

As of and for the six months ended June 30, 2013 and the year ended December 31, 2012, we modified or extended 19 and 38 commercial mortgage loans, respectively, with a total carrying value of $106 million and $279 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Allowance for credit losses:
Beginning balance	$40	$49	$42	$51
Charge-offs	(2)	—	(2)	(1)
Recoveries	—	—	—	—
Provision	—	(3)	(2)	(4)

Ending balance	$38	$46	$38	$46

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$38	$46	$38	$46

Recorded investment:
Ending balance	$5,868	$5,918	$5,868	$5,918

Ending balance of individually impaired loans	$1	$—	$1	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,867	$5,918	$5,867	$5,918

As of June 30, 2013, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $1 million, an unpaid principal balance of $3 million, charge-offs of $2 million and an average recorded investment of $1 million. As of December 31, 2012, we had no individually impaired commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$565	$361	$938	$110	$26	$2,000
Office	374	217	733	197	64	1,585
Industrial	451	215	723	154	22	1,565
Apartments	199	93	169	28	1	490
Mixed use/other	79	49	88	—	12	228

Total recorded investment	$1,668	$935	$2,651	$489	$125	$5,868

% of total	29%	16%	45%	8%	2%	100%

Weighted-average debt service coverage ratio	2.38	1.75	1.72	1.11	0.63	1.84

(1)

Included $1 million of impaired loans, $11 million of loans past due and not individually impaired and $113 million of loans in good standing where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 117%.

	December 31, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$548	$280	$874	$162	$31	$1,895
Office	323	237	688	288	44	1,580
Industrial	462	242	671	188	40	1,603
Apartments	167	140	201	29	15	552
Mixed use/other	68	24	103	81	6	282

Total recorded investment	$1,568	$923	$2,537	$748	$136	$5,912

% of total	27%	16%	42%	13%	2%	100%

Weighted-average debt service coverage ratio	2.13	1.73	2.09	1.18	2.48	1.95

(1)	Included $136 million of loans in good standing where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 144%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$109	$297	$365	$726	$400	$1,897
Office	146	185	205	622	351	1,509
Industrial	176	128	317	655	284	1,560
Apartments	16	23	116	133	202	490
Mixed use/other	22	14	45	79	68	228

Total recorded investment	$469	$647	$1,048	$2,215	$1,305	$5,684

% of total	8%	11%	19%	39%	23%	100%

Weighted-average loan-to-value	79%	66%	64%	60%	43%	59%

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$87	$295	$391	$634	$384	$1,791
Office	148	174	312	559	303	1,496
Industrial	164	148	311	629	345	1,597
Apartments	9	62	90	279	112	552
Mixed use/other	32	21	49	64	50	216

Total recorded investment	$440	$700	$1,153	$2,165	$1,194	$5,652

% of total	8%	12%	20%	39%	21%	100%

Weighted-average loan-to-value	81%	71%	66%	61%	45%	61%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$1	$102	$103
Office	—	—	8	—	68	76
Industrial	—	—	—	—	5	5
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	—	—

Total recorded investment	$—	$—	$8	$1	$175	$184

% of total	—%	—%	4%	1%	95%	100%

Weighted-average loan-to-value	—%	—%	78%	6%	63%	63%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$1	$—	$103	$104
Office	—	—	8	—	76	84
Industrial	—	—	—	—	6	6
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	66	66

Total recorded investment	$—	$—	$9	$—	$251	$260

% of total	—%	—%	3%	—%	97%	100%

Weighted-average loan-to-value	—%	—%	55%	—%	79%	78%

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	June 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$125	40%	$140	42%
Industrial	72	23	81	24
Office	59	19	63	18
Apartments	51	17	53	15
Mixed use/other	3	1	5	1

Subtotal	310	100%	342	100%

Allowance for losses	(1)		(1)

Total	$309		$341

	June 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$116	37%	$126	37%
Pacific	55	18	60	18
Middle Atlantic	50	16	55	16
East North Central	25	8	31	9
Mountain	20	6	21	6
West North Central	19	6	22	6
East South Central	14	5	16	5
West South Central	11	4	11	3

Subtotal	310	100%	342	100%

Allowance for losses	(1)		(1)

Total	$309		$341

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of our restricted commercial mortgage loans as of June 30, 2013, $306 million were current and $4 million were past due for more than 90 days and still accruing interest. Of our restricted commercial mortgage loans as of December 31, 2012, $337 million were current and $5 million were past due for more than 90 days and still accruing interest.

As of June 30, 2013 and December 31, 2012, the total recorded investment of restricted commercial mortgage loans of $310 million and $342 million, respectively, related to loans not individually impaired that were evaluated collectively for impairment. There was no provision for credit losses recorded during the three or six months ended June 30, 2013 or 2012 related to restricted commercial mortgage loans.

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

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	June 30, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$112	$4	$6	$—	$3	$125
Industrial	68	—	4	—	—	72
Office	52	1	4	2	—	59
Apartments	28	3	20	—	—	51
Mixed use/other	3	—	—	—	—	3

Total recorded investment	$263	$8	$34	$2	$3	$310

% of total	84%	3%	11%	1%	1%	100%

Weighted-average debt service coverage ratio	1.76	1.38	1.42	0.41	0.44	1.69

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$126	$4	$7	$—	$3	$140
Industrial	77	—	3	1	—	81
Office	54	3	—	6	—	63
Apartments	28	4	21	—	—	53
Mixed use/other	5	—	—	—	—	5

Total recorded investment	$290	$11	$31	$7	$3	$342

% of total	85%	3%	9%	2%	1%	100%

Weighted-average debt service coverage ratio	1.78	1.38	1.14	0.86	0.54	1.68

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	June 30, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$6	$6	$29	$39	$45	$125
Industrial	3	7	14	29	19	72
Office	14	11	16	13	5	59
Apartments	—	5	22	14	10	51
Mixed use/other	—	—	—	—	3	3

Total recorded investment	$23	$29	$81	$95	$82	$310

% of total	7%	9%	26%	31%	27%	100%

Weighted-average loan-to-value	55%	32%	43%	30%	29%	35%

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$16	$34	$36	$49	$140
Industrial	9	4	14	37	17	81
Office	4	22	14	12	11	63
Apartments	—	20	11	21	1	53
Mixed use/other	—	—	—	2	3	5

Total recorded investment	$18	$62	$73	$108	$81	$342

% of total	5%	18%	21%	32%	24%	100%

Weighted-average loan-to-value	51%	53%	37%	31%	29%	37%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no floating rate restricted commercial mortgage loans as of June 30, 2013 or December 31, 2012.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2013	December 31, 2012	Balance sheet classification	June 30, 2013	December 31, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$160	$414	Other liabilities	$231	$27
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	70	105
Foreign currency swaps	Other invested assets	3	3	Other liabilities	—	1
Forward bond purchase commitments	Other invested assets	5	53	Other liabilities	—	—

Total cash flow hedges		168	470		301	133

Fair value hedges:
Interest rate swaps	Other invested assets	1	12	Other liabilities	—	—
Foreign currency swaps	Other invested assets	—	31	Other liabilities	—	—

Total fair value hedges		1	43		—	—

Total derivatives designated as hedges		169	513		301	133

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	376	603	Other liabilities	68	280
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	16	27
Credit default swaps	Other invested assets	6	8	Other liabilities	—	1
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	80	104
Equity index options	Other invested assets	13	25	Other liabilities	1	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	11	—	Other liabilities	—	8
Other foreign currency contracts	Other invested assets	4	—	Other liabilities	2	—
GMWB embedded derivatives	Reinsurance recoverable (1)	3	10	Policyholder account balances (2)	215	350
Fixed index annuity embedded derivatives	Other assets (3)	—	—	Policyholder account balances (3)	44	27

Total derivatives not designated as hedges		413	646		426	797

Total derivatives		$582	$1,159		$727	$930

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for derivative counterparty collateral retained by us was recorded in other invested assets with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2012	Additions	Maturities/ terminations	June 30, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$10,146	$9,586	$(5,434)	$14,298
Inflation indexed swaps	Notional	554	4	—	558
Foreign currency swaps	Notional	183	102	(250)	35
Forward bond purchase commitments	Notional	456	—	(84)	372

Total cash flow hedges		11,339	9,692	(5,768)	15,263

Fair value hedges:
Interest rate swaps	Notional	723	—	(718)	5
Foreign currency swaps	Notional	85	—	(85)	—

Total fair value hedges		808	—	(803)	5

Total derivatives designated as hedges		12,147	9,692	(6,571)	15,268

Derivatives not designated as hedges
Interest rate swaps	Notional	6,331	254	(1,464)	5,121
Interest rate swaps related to securitization entities	Notional	104	—	(6)	98
Credit default swaps	Notional	932	69	(278)	723
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	936	313	(710)	539
Financial futures	Notional	1,692	2,456	(3,120)	1,028
Equity return swaps	Notional	186	28	—	214
Other foreign currency contracts	Notional	—	217	(14)	203

Total derivatives not designated as hedges		10,493	3,337	(5,592)	8,238

Total derivatives		$22,640	$13,029	$(12,163)	$23,506

(Number of policies)	Measurement	December 31, 2012	Additions	Maturities/ terminations	June 30, 2013
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	45,027	—	(1,499)	43,528
Fixed index annuity embedded derivatives	Policies	2,013	967	(7)	2,973

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(350)	$10	Net investment income	$(7)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	22	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(25)	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	25	(5)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Interest expense	—	Net investment gains (losses)

Total	$(329)	$6		$(7)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$564	$10	Net investment income	$16	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	—	(9)	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	68	—	Net investment income	—	Net investment gains (losses)

Total	$632	$2		$16

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(503)	$19	Net investment income	$(10)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	22	1	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(39)	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	34	(2)	Net investment income	—	Net investment gains (losses)

Total	$(486)	$19		$(10)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$143	$19	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(31)	(9)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	20	—	Net investment income	—	Net investment gains (losses)

Total	$133	$12		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2013	2012
Derivatives qualifying as effective accounting hedges as of April 1	$1,799	$1,680
Current period increases (decreases) in fair value, net of deferred taxes of $116 and $(220)	(213)	412
Reclassification to net (income), net of deferred taxes of $1 and $(3)	(5)	(5)

Derivatives qualifying as effective accounting hedges as of June 30	$1,581	$2,087

	Six months ended June 30,
(Amounts in millions)	2013	2012
Derivatives qualifying as effective accounting hedges as of January 1	$1,909	$2,009
Current period increases (decreases) in fair value, net of deferred taxes of $171 and $(43)	(315)	90
Reclassification to net (income), net of deferred taxes of $6 and $—	(13)	(12)

Derivatives qualifying as effective accounting hedges as of June 30	$1,581	$2,087

The total of derivatives designated as cash flow hedges of $1,581 million, net of taxes, recorded in stockholders’ equity as of June 30, 2013 is expected to be reclassified to future net income, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $34 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. No amounts were reclassified to net income during the three months ended June 30, 2013 in connection with forecasted transactions that were no longer considered probable of occurring.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended June 30, 2013:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging liabilities	$(3)	Net investment gains (losses)	$4	Interest credited	$3	Net investment gains (losses)

Total	$(3)		$4		$3

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

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the six months ended June 30, 2013:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging liabilities	$(11)	Net investment gains (losses)	$12	Interest credited	$11	Net investment gains (losses)
Foreign currency swaps	(31)	Net investment gains (losses)	—	Interest credited	31	Net investment gains (losses)

Total	$(42)		$12		$42

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

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits and fixed index annuities; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency forward contracts to mitigate currency risk associated with investments and future dividends and other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2013	2012
Interest rate swaps	$(6)	$16	Net investment gains (losses)
Interest rate swaps related to securitization entities	7	(5)	Net investment gains (losses)
Credit default swaps	2	(19)	Net investment gains (losses)
Credit default swaps related to securitization entities	17	(8)	Net investment gains (losses)
Equity index options	(2)	6	Net investment gains (losses)
Financial futures	(56)	73	Net investment gains (losses)
Equity return swaps	1	11	Net investment gains (losses)
Other foreign currency contracts	3	—	Net investment gains (losses)
Reinsurance embedded derivatives	—	17	Net investment gains (losses)
GMWB embedded derivatives	63	(150)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(1)	1	Net investment gains (losses)

Total derivatives not designated as hedges	$28	$(58)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2013	2012
Interest rate swaps	$(5)	$17	Net investment gains (losses)
Interest rate swaps related to securitization entities	9	(3)	Net investment gains (losses)
Credit default swaps	6	22	Net investment gains (losses)
Credit default swaps related to securitization entities	25	23	Net investment gains (losses)
Equity index options	(18)	(29)	Net investment gains (losses)
Financial futures	(153)	(39)	Net investment gains (losses)
Equity return swaps	(9)	(14)	Net investment gains (losses)
Other foreign currency contracts	3	(17)	Net investment gains (losses)
Reinsurance embedded derivatives	—	5	Net investment gains (losses)
GMWB embedded derivatives	145	53	Net investment gains (losses)
Fixed index annuity embedded derivatives	(4)	(1)	Net investment gains (losses)

Total derivatives not designated as hedges	$(1)	$17

Derivative Counterparty Credit Risk

Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2013
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral pledged/ received	Over collateralization	Net amount
Derivative assets (1)	$599	$—	$599	$(190)	$(377)	$10	$42
Derivative liabilities (2)	372	—	372	(190)	(222)	45	5

Net derivatives	$227	$—	$227	$—	$(155)	$(35)	$37

(1)	Included $20 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Did not include any accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.

	December 31, 2012
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral pledged/ received	Over collateralization	Net amount
Derivative assets (1)	$1,196	$—	$1,196	$(368)	$(840)	$84	$72
Derivative liabilities (2)	432	—	432	(368)	(61)	9	12

Net derivatives	$764	$—	$764	$—	$(779)	$75	$60

(1)	Included $47 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $10 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of June 30, 2013 and December 31, 2012, we could have been allowed to claim or required to disburse up to the net amounts shown in the last column of the charts above. The charts above exclude embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

In addition to the credit derivatives discussed above, we also have credit derivative instruments related to securitization entities that we consolidate. These derivatives represent a customized index of reference entities with specified attachment points for certain derivatives. The credit default triggers are similar to those described above. In the event of default, the securitization entity will provide the counterparty with the par value of assets held in the securitization entity for the amount of incurred loss on the credit default swap. The maximum exposure to loss for the securitization entity is the notional value of the derivatives. Certain losses on these credit default swaps would be absorbed by the third-party noteholders of the securitization entity and the remaining losses on the credit default swaps would be absorbed by our portion of the notes issued by the securitization entity.

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2013			December 31, 2012
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures in less than one year	$—	$—	$—	$5	$—	$—
AA
Matures in less than one year	—	—	—	6	—	—
Matures after five years through ten years	—	—	—	5	—	—
A
Matures in less than one year	10	—	—	37	—	—
Matures after one year through five years	5	—	—	—	—	—
Matures after five years through ten years	10	—	—	10	1	—
BBB
Matures in less than one year	6	—	—	68	—	—
Matures after one year through five years	14	—	—	—	—	—
Matures after five years through ten years	10	—	—	24	—	—

Total credit default swaps on single name reference entities	$55	$—	$—	$155	$1	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2013			December 31, 2012
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$1	$—	$100	$—	$1
9% - 12% matures in less than one year (2)	—	—	—	50	—	—
9% - 12% matures after one year through five years (2)	250	2	—	250	2	—
10% - 15% matures after one year through five years (3)	250	3	—	250	4	—
15% - 30% matures after five years through ten years (4)	—	—	—	127	1	—

Total credit default swap index tranches	600	6	—	777	7	1

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	12	—	2	12	—	5
Portion backing our interest maturing 2017 (6)	300	—	78	300	—	99

Total customized credit default swap index tranches related to securitization entities	312	—	80	312	—	104

Total credit default swaps on index tranches	$912	$6	$80	$1,089	$7	$105

(1)	The current attachment/detachment as of June 30, 2013 and December 31, 2012 was 7% – 15%.
(2)	The current attachment/detachment as of June 30, 2013 and December 31, 2012 was 9% – 12%.
(3)	The current attachment/detachment as of June 30, 2013 and December 31, 2012 was 10% – 15%.
(4)	The current attachment/detachment as of December 31, 2012 was 14.8% – 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2013
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,831	$6,147	$—	$—	$6,147
Restricted commercial mortgage loans		(1)	309	345	—	—	345
Other invested assets		(1)	275	287	—	164	123
Liabilities:
Long-term borrowings		(1)	4,720	5,050	—	4,914	136
Non-recourse funding obligations		(1)	2,054	1,464	—	—	1,464
Borrowings related to securitization entities		(1)	243	261	—	204	57
Investment contracts		(1)	16,773	17,418	—	95	17,323
Other firm commitments:
Commitments to fund limited partnerships	67		—	—	—	—	—
Ordinary course of business lending commitments	131		—	—	—	—	—

	December 31, 2012
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,872	$6,378	$—	$—	$6,378
Restricted commercial mortgage loans		(1)	341	389	—	—	389
Other invested assets		(1)	380	389	—	265	124
Liabilities:
Long-term borrowings		(1)	4,776	4,950	—	4,800	150
Non-recourse funding obligations		(1)	2,066	1,462	—	—	1,462
Borrowings related to securitization entities		(1)	274	303	—	238	65
Investment contracts		(1)	18,280	19,526	—	1,009	18,517
Other firm commitments:
Commitments to fund limited partnerships	64		—	—	—	—	—
Ordinary course of business lending commitments	44		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	June 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$5,043	$—	$5,043	$—
Internal models	5	—	—	5

Total U.S. government, agencies and government-sponsored enterprises	5,048	—	5,043	5

Tax-exempt:
Pricing services	262	—	262	—

Total tax-exempt	262	—	262	—

Government—non-U.S.:
Pricing services	2,239	—	2,239	—
Internal models	8	—	—	8

Total government—non-U.S.	2,247	—	2,239	8

U.S. corporate:
Pricing services	21,927	—	21,927	—
Broker quotes	213	—	—	213
Internal models	2,602	—	356	2,246

Total U.S. corporate	24,742	—	22,283	2,459

Corporate—non-U.S.:
Pricing services	12,551	—	12,551	—
Broker quotes	229	—	—	229
Internal models	1,838	—	221	1,617

Total corporate—non-U.S.	14,618	—	12,772	1,846

Residential mortgage-backed:
Pricing services	5,474	—	5,474	—
Broker quotes	66	—	—	66
Internal models	50	—	—	50

Total residential mortgage-backed	5,590	—	5,474	116

Commercial mortgage-backed:
Pricing services	2,801	—	2,801	—
Broker quotes	7	—	—	7
Internal models	6	—	—	6

Total commercial mortgage-backed	2,814	—	2,801	13

Other asset-backed:
Pricing services	1,666	—	1,666	—
Broker quotes	988	—	—	988
Internal models	33	—	—	33

Total other asset-backed	2,687	—	1,666	1,021

Total fixed maturity securities	$58,008	$—	$52,540	$5,468

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of equity securities as of the dates indicated:

	June 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$323	$319	$4	$—
Broker quotes	1	—	—	1
Internal models	87	—	—	87

Total equity securities	$411	$319	$4	$88

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$419	$417	$2	$—
Broker quotes	3	—	—	3
Internal models	96	—	—	96

Total equity securities	$518	$417	$2	$99

The following tables summarize the primary sources of data considered when determining fair value of trading securities as of the dates indicated:

	June 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$253	$—	$253	$—
Broker quotes	34	—	—	34

Total trading securities	$287	$—	$253	$34

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$480	$—	$480	$—
Broker quotes	76	—	—	76

Total trading securities	$556	$—	$480	$76

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2013 and December 31, 2012, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $60 million and $89 million, respectively.

To determine the appropriate discount rate to reflect the non-performance risk of the GMWB liabilities, we evaluate the non-performance risk in our liabilities based on a hypothetical exit market transaction as there is no

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,048	$—	$5,043	$5
Tax-exempt	262	—	262	—
Government—non-U.S.	2,247	—	2,239	8
U.S. corporate	24,742	—	22,283	2,459
Corporate—non-U.S.	14,618	—	12,772	1,846
Residential mortgage-backed	5,590	—	5,474	116
Commercial mortgage-backed	2,814	—	2,801	13
Other asset-backed	2,687	—	1,666	1,021

Total fixed maturity securities	58,008	—	52,540	5,468

Equity securities	411	319	4	88

Other invested assets:
Trading securities	287	—	253	34
Derivative assets:
Interest rate swaps	537	—	537	—
Foreign currency swaps	3	—	3	—
Credit default swaps	6	—	—	6
Equity index options	13	—	—	13
Equity return swaps	11	—	11	—
Forward bond purchase commitments	5	—	5	—
Other foreign currency contracts	4	—	4	—

Total derivative assets	579	—	560	19

Securities lending collateral	163	—	163	—
Derivatives counterparty collateral	289	—	289	—

Total other invested assets	1,318	—	1,265	53

Restricted other invested assets related to securitization entities	392	—	199	193
Reinsurance recoverable (1)	3	—	—	3
Separate account assets	9,806	9,806	—	—

Total assets	$69,938	$10,125	$54,008	$5,805

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$215	$—	$—	$215
Fixed index annuity embedded derivatives	44	—	—	44

Total policyholder account balances	259	—	—	259

Derivative liabilities:
Interest rate swaps	299	—	299	—
Interest rate swaps related to securitization entities	16	—	16	—
Inflation indexed swaps	70	—	70	—
Credit default swaps related to securitization entities	80	—	—	80
Equity index options	1	—	—	1
Other foreign currency contracts	2	—	2	—

Total derivative liabilities	468	—	387	81

Borrowings related to securitization entities	74	—	—	74

Total liabilities	$801	$—	$387	$414

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,491	$—	$5,482	$9
Tax-exempt	294	—	294	—
Government—non-U.S.	2,422	—	2,413	9
U.S. corporate	26,105	—	23,422	2,683
Corporate—non-U.S.	15,792	—	13,809	1,983
Residential mortgage-backed	6,081	—	5,924	157
Commercial mortgage-backed	3,333	—	3,298	35
Other asset-backed	2,643	—	1,779	864

Total fixed maturity securities	62,161	—	56,421	5,740

Equity securities	518	417	2	99

Other invested assets:
Trading securities	556	—	480	76
Derivative assets:
Interest rate swaps	1,029	—	1,027	2
Foreign currency swaps	34	—	34	—
Credit default swaps	8	—	1	7
Equity index options	25	—	—	25
Forward bond purchase commitments	53	—	53	—

Total derivative assets	1,149	—	1,115	34

Securities lending collateral	187	—	187	—
Derivatives counterparty collateral	261	—	261	—

Total other invested assets	2,153	—	2,043	110

Restricted other invested assets related to securitization entities	393	—	199	194
Other assets (1)	9	—	—	9
Reinsurance recoverable (2)	10	—	—	10
Separate account assets	9,937	9,937	—	—

Total assets	$75,181	$10,354	$58,665	$6,162

Liabilities
Policyholder account balances:
GMWB embedded derivatives (3)	$350	$—	$—	$350
Fixed index annuity embedded derivatives	27	—	—	27

Total policyholder account balances	377	—	—	377

Derivative liabilities:
Interest rate swaps	307	—	307	—
Interest rate swaps related to securitization entities	27	—	27	—
Inflation indexed swaps	105	—	105	—
Foreign currency swaps	1	—	1	—
Credit default swaps	1	—	—	1
Credit default swaps related to securitization entities	104	—	—	104
Equity return swaps	8	—	8	—

Total derivative liabilities	553	—	448	105

Borrowings related to securitization entities	62	—	—	62

Total liabilities	$992	$—	$448	$544

(1)	Represents contingent receivables associated with recent business dispositions.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2013	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5	$—
Government—non-U.S.	8	—	—	—	—	—	—	—	—	8	—
U.S. corporate (1)	2,644	6	(49)	37	(24)	—	(185)	50	(20)	2,459	5
Corporate—non-U.S.	1,970	—	(37)	16	(19)	—	(84)	—	—	1,846	—
Residential mortgage-backed	130	(1)	—	—	(5)	—	(8)	—	—	116	1
Commercial mortgage-backed	26	(2)	1	—	—	—	(16)	4	—	13	(1)
Other asset-backed (1)	951	4	4	59	—	—	(41)	44	—	1,021	3

Total fixed maturity securities	5,734	7	(81)	112	(48)	—	(334)	98	(20)	5,468	8

Equity securities	92	2	(1)	1	(6)	—	—	—	—	88	—

Other invested assets:
Trading securities	67	4	—	—	(29)	—	(8)	—	—	34	—
Derivative assets:
Interest rate swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps	7	1	—	—	—	—	(2)	—	—	6	1
Equity index options	17	(2)	—	7	—	—	(9)	—	—	13	(1)

Total derivative assets	25	(2)	—	7	—	—	(11)	—	—	19	(1)

Total other invested assets	92	2	—	7	(29)	—	(19)	—	—	53	(1)

Restricted other invested assets related to securitization entities	199	(6)	—	—	—	—	—	—	—	193	(6)
Other assets (2)	10	(1)	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (3)	6	(3)	—	—	—	—	—	—	—	3	(3)

Total Level 3 assets	$6,133	$1	$(82)	$120	$(83)	$—	$(362)	$98	$(20)	$5,805	$(2)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and structured securities. For private fixed rate U.S. corporate securities, the transfers into and out of Level 3 resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.

(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2012	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1	$—	$—	$—	$—	$—	$—	$9	$—	$10	$—
Government—non-U.S.	9	—	—	—	—	—	—	—	—	9	—
U.S. corporate (1)	2,430	2	18	—	—	—	(27)	540	(114)	2,849	2
Corporate—non-U.S. (1)	1,609	(2)	(2)	24	(12)	—	(11)	331	(73)	1,864	—
Residential mortgage-backed	95	(1)	4	3	—	—	(9)	28	—	120	(1)
Commercial mortgage-backed	40	—	—	—	—	—	—	—	(7)	33	—
Other asset-backed	419	1	—	140	(2)	—	(22)	61	—	597	1

Total fixed maturity securities	4,603	—	20	167	(14)	—	(69)	969	(194)	5,482	2

Equity securities	95	—	—	5	(4)	—	—	—	—	96	—

Other invested assets:
Trading securities	286	—	—	—	(7)	—	(9)	4	—	274	2
Derivative assets:
Interest rate swaps	4	—	—	—	—	—	(1)	—	—	3	—
Credit default swaps	3	—	—	—	—	—	(1)	—	—	2	—
Equity index options	18	6	—	3	—	—	—	—	—	27	6
Other foreign currency contracts	2	(1)	—	—	—	—	(1)	—	—	—	(1)

Total derivative assets	27	5	—	3	—	—	(3)	—	—	32	5

Total other invested assets	313	5	—	3	(7)	—	(12)	4	—	306	7

Restricted other invested assets related to securitization entities	181	11	—	100	(100)	—	—	—	—	192	7
Other assets (2)	—	1	—	—	—	16	—	—	—	17	1
Reinsurance recoverable (3)	6	8	—	—	—	1	—	—	—	15	8

Total Level 3 assets	$5,198	$25	$20	$275	$(125)	$17	$(81)	$973	$(194)	$6,108	$25

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2013	Total gains (losses) Included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
Government—non-U.S.	9	—	—	—	—	—	(1)	—	—	8	—
U.S. corporate (1)	2,683	8	(31)	93	(121)	—	(236)	112	(49)	2,459	4
Corporate—non-U.S. (1)	1,983	1	(28)	69	(19)	—	(107)	—	(53)	1,846	1
Residential mortgage-backed	157	(2)	1	—	(5)	—	(19)	—	(16)	116	—
Commercial mortgage-backed	35	(4)	(1)	—	—	—	(26)	9	—	13	(3)
Other asset-backed (1)	864	3	15	124	(44)	—	(71)	130	—	1,021	3

Total fixed maturity securities	5,740	6	(44)	286	(189)	—	(464)	251	(118)	5,468	5

Equity securities	99	2	(1)	1	(13)	—	—	—	—	88	—

Other invested assets:
Trading securities	76	7	—	—	(40)	—	(9)	—	—	34	2
Derivative assets:
Interest rate swaps	2	(1)	—	—	—	—	(1)	—	—	—	(1)
Credit default swaps	7	4	—	—	—	—	(5)	—	—	6	3
Equity index options	25	(17)	—	14	—	—	(9)	—	—	13	(16)

Total derivative assets	34	(14)	—	14	—	—	(15)	—	—	19	(14)

Total other invested assets	110	(7)	—	14	(40)	—	(24)	—	—	53	(12)

Restricted other invested assets related to securitization entities	194	(1)	—	—	—	—	—	—	—	193	(1)
Other assets (2)	9	—	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (3)	10	(8)	—	—	—	1	—	—	—	3	(8)

Total Level 3 assets	$6,162	$(8)	$(45)	$301	$(242)	$1	$(497)	$251	$(118)	$5,805	$(16)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and structured securities. For private fixed rate U.S. corporate and corporate—non-U.S. securities, the transfers into and out of Level 3 resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.

(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2012	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$9	$(12)	$10	$—
Government—non-U.S.	10	—	—	—	—	—	(1)	—	—	9	—
U.S. corporate (1)	2,511	3	29	30	(18)	—	(37)	689	(358)	2,849	6
Corporate—non-U.S. (1)	1,284	—	11	83	(12)	—	(39)	684	(147)	1,864	1
Residential mortgage-backed	95	(1)	7	3	—	—	(14)	30	—	120	(1)
Commercial mortgage-backed	39	—	2	—	—	—	(1)	—	(7)	33	—
Other asset-backed	271	1	7	210	(22)	—	(35)	165	—	597	1

Total fixed maturity securities	4,223	3	56	326	(52)	—	(127)	1,577	(524)	5,482	7

Equity securities	98	1	(2)	5	(6)	—	—	—	—	96	—

Other invested assets:
Trading securities	264	5	—	24	(7)	—	(16)	4	—	274	7
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(2)	—	—	3	—
Credit default swaps	—	4	—	—	—	—	(2)	—	—	2	4
Equity index options	39	(29)	—	17	—	—	—	—	—	27	(25)
Other foreign currency contracts	9	(11)	—	3	—	—	(1)	—	—	—	(11)

Total derivative assets	53	(36)	—	20	—	—	(5)	—	—	32	(32)

Total other invested assets	317	(31)	—	44	(7)	—	(21)	4	—	306	(25)

Restricted other invested assets related to securitization entities	176	16	—	100	(100)	—	—	—	—	192	12
Other assets (2)	—	1	—	—	—	16	—	—	—	17	1
Reinsurance recoverable (3)	16	(3)	—	—	—	2	—	—	—	15	(3)

Total Level 3 assets	$4,830	$(13)	$54	$475	$(165)	$18	$(148)	$1,581	$(524)	$6,108	$(8)

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

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Total realized and unrealized gains (losses) included in net income:
Net investment income	$11	$(2)	$20	$14
Net investment gains (losses)	(10)	27	(28)	(27)

Total	$1	$25	$(8)	$(13)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$10	$(2)	$17	$13
Net investment gains (losses)	(12)	27	(33)	(21)

Total	$(2)	$25	$(16)	$(8)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of April 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$272	$(66)	$—	$—	$—	$9	$—	$—	$—	$215	$(68)
Fixed index annuity embedded derivatives (2)	34	1	—	—	—	9	—	—	—	44	1

Total policyholder account balances	306	(65)	—	—	—	18	—	—	—	259	(67)

Derivative liabilities:
Credit default swaps related to securitization entities	97	(18)	—	1	—	—	—	—	—	80	(18)
Equity index options	1	—	—	—	—	—	—	—	—	1	—

Total derivative liabilities	98	(18)	—	1	—	—	—	—	—	81	(18)

Borrowings related to securitization entities	71	3	—	—	—	—	—	—	—	74	3

Total Level 3 liabilities	$475	$(80)	$—	$1	$—	$18	$—	$—	$—	$414	$(82)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

(Amounts in millions)	Beginning balance as of April 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2012	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$287	$158	$—	$—	$—	$8	$—	$—	$—	$453	$157
Fixed index annuity embedded derivatives (2)	6	(1)	—	—	—	5	—	—	—	10	(1)

Total policyholder account balances	293	157	—	—	—	13	—	—	—	463	156

Derivative liabilities:
Credit default swaps	23	18	—	—	—	—	(4)	—	—	37	15
Credit default swaps related to securitization entities	147	8	—	—	—	—	—	—	—	155	8

Total derivative liabilities	170	26	—	—	—	—	(4)	—	—	192	23

Borrowings related to securitization entities	55	2	—	—	—	—	—	—	—	57	2

Total Level 3 liabilities	$518	$185	$—	$—	$—	$13	$(4)	$—	$—	$712	$181

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(153)	$—	$—	$—	$18	$—	$—	$—	$215	$(151)
Fixed index annuity embedded derivatives	27	4	—	—	—	13	—	—	—	44	4

Total policyholder account balances	377	(149)	—	—	—	31	—	—	—	259	(147)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities	104	(26)	—	2	—	—	—	—	—	80	(26)
Equity index options	—	1	—	—	—	—	—	—	—	1	1

Total derivative liabilities	105	(26)	—	2	—	—	—	—	—	81	(26)

Borrowings related to securitization entities	62	12	—	—	—	—	—	—	—	74	12

Total Level 3 liabilities	$544	$(163)	$—	$2	$—	$31	$—	$—	$—	$414	$(161)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2012	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$492	$(56)	$—	$—	$—	$17	$—	$—	$—	$453	$(53)
Fixed index annuity embedded derivatives	4	1	—	—	—	5	—	—	—	10	1

Total policyholder account balances	496	(55)	—	—	—	22	—	—	—	463	(52)

Derivative liabilities:
Credit default swaps	57	(18)	—	2	—	—	(4)	—	—	37	(21)
Credit default swaps related to securitization entities	177	(23)	—	1	—	—	—	—	—	155	(23)

Total derivative liabilities	234	(41)	—	3	—	—	(4)	—	—	192	(44)

Borrowings related to securitization entities	48	9	—	—	—	—	—	—	—	57	9

Total Level 3 liabilities	$778	$(87)	$—	$3	$—	$22	$(4)	$—	$—	$712	$(87)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(80)	185	(163)	(87)

Total	$(80)	$185	$(163)	$(87)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(82)	181	(161)	(87)

Total	$(82)	$181	$(161)	$(87)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2013:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Matrix pricing	$2,246	Credit spreads	62bps - 800bps (196bps)
Corporate—non-U.S.	Matrix pricing	1,617	Credit spreads	83bps - 407bps (169bps)
Derivative assets:
Credit default swaps (1)	Discounted cash flows	6	Credit spreads	6bps - 99bps (49bps)
Equity index options	Discounted cash flows	13	Equity index volatility	23% - 43% (33%)
Liabilities
Policyholder account balances:			Withdrawal utilization rate	—% - 98%
			Lapse rate	—% - 25%
			Non-performance risk
GMWB embedded derivatives (2)	Stochastic cash flow model	215	(credit spreads) Equity index volatility	50bps - 90bps (75bps) 17% - 25% (22%)
Fixed index annuity embedded derivatives	Option budget method	44	Expected future interest credited	1% - 4% (2%)
Derivative liabilities:
Equity index options	Discounted cash flows	1	Equity index volatility	25%

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As previously disclosed, in January 2012, we, along with other mortgage insurance companies, received an information request from the Consumer Financial Protection Bureau (“CFPB”) requesting information from our U.S. mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions, as part of the CFPB’s review of such arrangements in the mortgage insurance industry. The CFPB further sent to us and other mortgage insurance companies a Civil Investigative Demand, dated June 20, 2012 (the “CFPB Demand”), seeking production of specified documents and responses to questions set forth in the CFPB Demand. In April 2013, Genworth Mortgage Insurance Corporation (“GEMICO”), our principal U.S. mortgage insurance subsidiary, and other mortgage insurance companies agreed to settle with the CFPB to end the agency’s review. As part of the settlement, GEMICO (and its affiliates, officers, employees and certain other related parties) are enjoined from entering into or revising certain reinsurance arrangements and violating any provisions of RESPA for a period of 10 years and GEMICO paid approximately $4 million.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. The Barlee case was dismissed by the Court with prejudice as to our subsidiary and certain other defendants on February 27, 2013. In the Riddle case, the defendants’ motion to dismiss was denied, but the Court limited discovery at this stage to issues surrounding the statute of limitations. The Manners case was voluntarily dismissed by the plaintiffs in March 2013. In the Moriba BA case, the Court denied defendants’ motion to dismiss by order dated June 26, 2013. In the White case, plaintiffs filed a second amended complaint to address the deficiencies that the Court identified in previously dismissing the action. On July 22, 2013, our mortgage insurance subsidiary moved to dismiss the second amended complaint. In the Hill case, the defendants’ motion to dismiss was denied on June 27, 2013, but the Court limited discovery at this stage to issues surrounding the statute of limitations. In the Samp and Orange cases, the plaintiffs have appealed the dismissals to the U.S. Court of Appeals for the Ninth Circuit. The Menichino case was dismissed by the Court without prejudice as to our subsidiary and certain other defendants on July 19, 2013. In the Riddle case, on July 19, 2013, we moved for summary judgment dismissing the case. We intend to vigorously defend the remaining actions.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants allege breach of contract and breach of the covenant of good faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants and our subsidiaries are engaged in settlement negotiations regarding a potential resolution of certain, and potentially all, aspects of the disputes.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Commitments

As of June 30, 2013, we were committed to fund $67 million in limited partnership investments, $128 million in U.S. commercial mortgage loans and $3 million in private placement investments.

(8) Segment Information

We currently operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. Under these divisions, there are five operating business segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities. Our operating business segments are as follows: (1) U.S. Life Insurance, which includes our life insurance, long-term care insurance and fixed annuities businesses; (2) International Mortgage Insurance, which includes mortgage insurance-related products and services; (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; (4) International Protection Insurance, which includes our lifestyle protection insurance business; and (5) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

We also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments. Effective April 1, 2013 (immediately prior to the holding company reorganization), Genworth Holdings completed the sale of its reverse mortgage business (which had been part of Corporate and Other activities) for total proceeds of $22 million. The gain on the sale was not significant.

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income (loss) and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than a $13 million after-tax expense recorded in the second quarter of 2013 related to restructuring costs. In June 2013, we announced an expense reduction plan as we continue to work on improving the operating performance of our businesses resulting in a pre-tax non-operating charge of $20 million reflecting severance, outplacement and other associated costs. This plan eliminated approximately 400 positions, including 150 open positions that will not be filled, and will reduce related information technology and program spend.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. GAAP, we believe that net operating income (loss), and measures that are derived from or incorporate net operating income (loss), are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses net operating income (loss) as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from net operating income (loss) have occurred in the past and could, and in some cases will, recur in the future. Net operating income (loss) is not a substitute for net income (loss) available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) may differ from the definitions used by other companies.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Revenues:
U.S. Life Insurance segment:
Life insurance	$502	$498	$996	$871
Long-term care insurance	826	797	1,601	1,572
Fixed annuities	275	260	527	554

U.S. Life Insurance segment’s revenues	1,603	1,555	3,124	2,997

International Mortgage Insurance segment:
Canada	194	196	386	394
Australia	144	148	287	281
Other Countries	11	17	21	32

International Mortgage Insurance segment’s revenues	349	361	694	707

U.S. Mortgage Insurance segment’s revenues	151	170	305	358

International Protection segment’s revenues	202	211	407	429

Runoff segment’s revenues	69	64	112	197

Corporate and Other’s revenues	(3)	41	32	29

Total revenues	$2,371	$2,402	$4,674	$4,717

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
U.S. Life Insurance segment:
Life insurance	$27	$30	$63	$36
Long-term care insurance	26	14	46	49
Fixed annuities	26	20	55	43

U.S. Life Insurance segment’s net operating income	79	64	164	128

International Mortgage Insurance segment:
Canada	43	41	85	78
Australia	55	44	101	23
Other Countries	(9)	(9)	(16)	(18)

International Mortgage Insurance segment’s net operating income	89	76	170	83

U.S. Mortgage Insurance segment’s net operating income (loss)	13	(25)	34	(69)

International Protection segment’s net operating income	1	3	7	8

Runoff segment’s net operating income (loss)	6	(6)	22	29

Corporate and Other’s net operating loss	(55)	(45)	(113)	(95)

Net operating income	133	67	284	84
Net investment gains (losses), net of taxes and other adjustments	15	(18)	(13)	(1)
Income (loss) from discontinued operations, net of taxes	6	27	(14)	39
Expenses related to restructuring, net of taxes	(13)	—	(13)	—

Net income available to Genworth Financial, Inc.’s common stockholders	141	76	244	122
Add: net income attributable to noncontrolling interests	39	33	77	66

Net income	$180	$109	$321	$188

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2013	December 31, 2012
Assets:
U.S. Life Insurance	$76,666	$79,214
International Mortgage Insurance	9,162	10,063
U.S. Mortgage Insurance	2,158	2,357
International Protection	2,017	2,145
Runoff	14,065	15,308
Corporate and Other	3,065	3,786

Segment assets from continuing operations	107,133	112,873
Assets associated with discontinued operations	443	439

Total assets	$107,576	$113,312

(9) Changes in Other Comprehensive Income (Loss)

The following tables show the changes in OCI, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2013	$2,443	$1,799	$582	$4,824
OCI before reclassifications	(1,173)	(213)	(353)	(1,739)
Amounts reclassified from OCI	(17)	(5)	—	(22)

Current period OCI	(1,190)	(218)	(353)	(1,761)

Balances as of June 30, 2013 before noncontrolling interests	1,253	1,581	229	3,063

Less: change in OCI attributable to noncontrolling interests	(41)	—	(38)	(79)

Balances as of June 30, 2013	$1,294	$1,581	$267	$3,142

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2012	$1,327	$1,680	$649	$3,656
OCI before reclassifications	668	412	(119)	961
Amounts reclassified from OCI	24	(5)	—	19

Current period OCI	692	407	(119)	980

Balances as of June 30, 2012 before noncontrolling interests	2,019	2,087	530	4,636

Less: change in OCI attributable to noncontrolling interests	3	—	(20)	(17)

Balances as of June 30, 2012	$2,016	$2,087	$550	$4,653

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(1,389)	(315)	(457)	(2,161)
Amounts reclassified from OCI	8	(13)	—	(5)

Current period OCI	(1,381)	(328)	(457)	(2,166)

Balances as of June 30, 2013 before noncontrolling interests	1,257	1,581	198	3,036

Less: change in OCI attributable to noncontrolling interests	(37)	—	(69)	(106)

Balances as of June 30, 2013	$1,294	$1,581	$267	$3,142

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2012	$1,485	$2,009	$553	$4,047
OCI before reclassifications	504	90	(3)	591
Amounts reclassified from OCI	24	(12)	—	12

Current period OCI	528	78	(3)	603

Balances as of June 30, 2012 before noncontrolling interests	2,013	2,087	550	4,650

Less: change in OCI attributable to noncontrolling interests	(3)	—	—	(3)

Balances as of June 30, 2012	$2,016	$2,087	$550	$4,653

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $26 million and $20 million, respectively, net of $13 million and $11 million of taxes, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2013 and 2012. Amount also included $42 million and $48 million of taxes, respectively, related to foreign currency translation adjustments as of June 30, 2013 and 2012.

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

(Amounts in millions)	Amount reclassified from accumulated other comprehensive income				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net unrealized investment gains (losses):
Unrealized gains (losses) on investments (1)	$(26)	$37	$12	$37	Net investment gains (losses)
Provision for income taxes	9	(13)	(4)	(13)	Provision for income taxes

Total	$(17)	$24	$8	$24

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(10)	$(10)	$(19)	$(19)	Net investment income
Interest rate swaps hedging assets	(1)	—	(1)	(1)	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	(1)	(1)	(1)	Interest expense
Inflation indexed swaps	5	9	2	9	Net investment income
Provision for income taxes	1	(3)	6	—	Provision for income taxes

Total	$(5)	$(5)	$(13)	$(12)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Discontinued Operations

The assets and liabilities associated with discontinued operations prior to the sale have been segregated in our consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2013	December 31, 2012
Assets
Other invested assets	$10	$10
Cash and cash equivalents	24	21
Intangible assets	118	115
Goodwill	247	260
Other assets	44	33

Assets associated with discontinued operations	$443	$439

Liabilities
Other liabilities	$67	$48
Deferred tax liability	16	13

Liabilities associated with discontinued operations	$83	$61

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Revenues	$79	$120	$157	$231

Income (loss) before income taxes	$11	$56	$(8)	$76
Provision for income taxes	5	29	6	37

Income (loss) from discontinued operations, net of taxes	$6	$27	$(14)	$39

During the three months ended March 31, 2013, in connection with the agreement to sell the wealth management business, we recognized a goodwill impairment of $13 million as a result of the carrying value for the business exceeding fair value. Additionally, we agreed to settle our contingent consideration liability related to our purchase of Altegris Capital, LLC in 2010 for approximately $40 million, which resulted in a loss of approximately $5 million from the change in fair value of this liability. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an additional loss of approximately $9 million to record the carrying value of the business at its fair value less costs to sell. We expect to recognize an additional after-tax loss on the sale of up to $10 million at closing, which is based on estimated carrying value and working capital at close, as well as expected expenses associated with the sale.

(11) Condensed Consolidating Financial Information

On April 1, 2013, in connection with the reorganization: (a) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

indenture in respect of such senior notes and (b) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes.

The following condensed consolidating financial information of New Genworth and its direct and indirect subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X. The condensed consolidating financial information has been prepared as if the guarantee had been in place during all periods presented herein.

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2013 and December 31, 2012, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and six months ended June 30, 2013 and 2012 and the condensed consolidating cash flow statement information for the six months ended June 30, 2013 and 2012.

The condensed consolidating financial information reflects New Genworth (“Parent Guarantor”), Genworth Holdings (“Issuer”) and each of New Genworth’s other direct and indirect subsidiaries (“All Other Subsidiaries”) on a combined basis, none of which guarantee the senior notes or subordinated notes, as well as the eliminations necessary to present New Genworth’s financial information on a consolidated basis and total consolidated amounts.

The accompanying condensed consolidating financial information is presented based on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries and intercompany activity.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments
Fixed maturity securities available-for-sale, at fair value	$—	$151	$58,057	$(200)	$58,008
Equity securities available-for-sale, at fair value	—	—	411	—	411
Commercial mortgage loans	—	—	5,831	—	5,831
Restricted commercial mortgage loans related to securitization entities	—	—	309	—	309
Policy loans	—	—	1,671	—	1,671
Other invested assets	—	54	1,923	(1)	1,976
Restricted other invested assets related to securitization entities	—	—	392	—	392
Investments in subsidiaries	14,619	15,750	232	(30,601)	—

Total investments	14,619	15,955	68,826	(30,802)	68,598

Cash and cash equivalents	—	856	2,757	—	3,613
Accrued investment income	—	—	643	(4)	639
Deferred acquisition costs	—	—	5,237	—	5,237
Intangible assets	—	—	433	—	433
Goodwill	—	—	867	—	867
Reinsurance recoverable	—	—	17,236	—	17,236
Other assets	1	226	477	—	704
Intercompany notes receivable	1	239	458	(698)	—
Separate account assets	—	—	9,806	—	9,806
Assets associated with discontinued operations	—	—	443	—	443

Total assets	$14,621	$17,276	$107,183	$(31,504)	$107,576

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$33,437	$—	$33,437
Policyholder account balances	—	—	24,935	—	24,935
Liability for policy and contract claims	—	—	7,302	—	7,302
Unearned premiums	—	—	4,022	—	4,022
Other liabilities	(1)	353	4,284	(7)	4,629
Intercompany notes payable	—	658	240	(898)	—
Borrowings related to securitization entities	—	—	317	—	317
Non-recourse funding obligations	—	—	2,054	—	2,054
Long-term borrowings	—	4,188	532	—	4,720
Deferred tax liability	(67)	(705)	1,141	—	369
Separate account liabilities	—	—	9,806	—	9,806
Liabilities associated with discontinued operations	—	—	83	—	83

Total liabilities	(68)	4,494	88,153	(905)	91,674

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	12,139	9,315	17,659	(26,974)	12,139
Accumulated other comprehensive income (loss)	3,142	3,103	3,130	(6,233)	3,142
Retained earnings	2,107	364	(2,977)	2,613	2,107
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,689	12,782	17,812	(30,594)	14,689
Noncontrolling interests	—	—	1,218	(5)	1,213

Total stockholders’ equity	14,689	12,782	19,030	(30,599)	15,902

Total liabilities and stockholders’ equity	$14,621	$17,276	$107,183	$(31,504)	$107,576

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of December 31, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments
Fixed maturity securities available-for-sale, at fair value	$—	$151	$62,210	$(200)	$62,161
Equity securities available-for-sale, at fair value	—	—	518	—	518
Commercial mortgage loans	—	—	5,872	—	5,872
Restricted commercial mortgage loans related to securitization entities	—	—	341	—	341
Policy loans	—	—	1,601	—	1,601
Other invested assets	—	5	3,488	—	3,493
Restricted other invested assets related to securitization entities	—	—	393	—	393
Investments in subsidiaries	16,429	17,725	—	(34,154)	—

Total investments	16,429	17,881	74,423	(34,354)	74,379
Cash and cash equivalents	—	843	2,789	—	3,632
Accrued investment income	—	—	719	(4)	715
Deferred acquisition costs	—	—	5,036	—	5,036
Intangible assets	—	—	366	—	366
Goodwill	—	—	868	—	868
Reinsurance recoverable	—	—	17,230	—	17,230
Other assets	1	294	417	(2)	710
Intercompany notes receivable	—	254	488	(742)	—
Separate account assets	—	—	9,937	—	9,937
Assets associated with discontinued operations	—	—	439	—	439

Total assets	$16,430	$19,272	$112,712	$(35,102)	$113,312

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$33,505	$—	$33,505
Policyholder account balances	—	—	26,262	—	26,262
Liability for policy and contract claims	—	—	7,509	—	7,509
Unearned premiums	—	—	4,333	—	4,333
Other liabilities	1	342	4,901	(5)	5,239
Intercompany notes payable	—	688	254	(942)	—
Borrowings related to securitization entities	—	—	336	—	336
Non-recourse funding obligations	—	—	2,066	—	2,066
Long-term borrowings	—	4,203	573	—	4,776
Deferred tax liability	(64)	(672)	2,243	—	1,507
Separate account liabilities	—	—	9,937	—	9,937
Liabilities associated with discontinued operations	—	—	61	—	61

Total liabilities	(63)	4,561	91,980	(947)	95,531

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	12,127	9,311	16,777	(26,088)	12,127
Accumulated other comprehensive income (loss)	5,202	5,100	5,197	(10,297)	5,202
Retained earnings	1,863	300	(2,535)	2,235	1,863
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,493	14,711	19,439	(34,150)	16,493
Noncontrolling interests	—	—	1,293	(5)	1,288

Total stockholders’ equity	16,493	14,711	20,732	(34,155)	17,781

Total liabilities and stockholders’ equity	$16,430	$19,272	$112,712	$(35,102)	$113,312

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,286	$—	$1,286
Net investment income	(1)	1	824	(3)	821
Net investment gains (losses)	—	7	14	—	21
Insurance and investment product fees and other	—	—	245	(2)	243

Total revenues	(1)	8	2,369	(5)	2,371

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,269	—	1,269
Interest credited	—	—	184	—	184
Acquisition and operating expenses, net of deferrals	10	1	402	—	413
Amortization of deferred acquisition costs and intangibles	—	—	137	—	137
Interest expense	—	79	47	(5)	121

Total benefits and expenses	10	80	2,039	(5)	2,124

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(11)	(72)	330	—	247
Provision (benefit) for income taxes	(5)	(14)	92	—	73
Equity in income of subsidiaries	147	194	—	(341)	—

Income (loss) from continuing operations	141	136	238	(341)	174
Income (loss) from discontinued operations, net of taxes	—	(9)	15	—	6

Net income (loss)	141	127	253	(341)	180
Less: net income attributable to noncontrolling interests	—	—	39	—	39

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$141	$127	$214	$(341)	$141

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,302	$—	$1,302
Net investment income	—	—	849	(3)	846
Net investment gains (losses)	—	1	(34)	—	(33)
Insurance and investment product fees and other	—	—	287	—	287

Total revenues	—	1	2,404	(3)	2,402

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,382	—	1,382
Interest credited	—	—	194	—	194
Acquisition and operating expenses, net of deferrals	2	—	437	—	439
Amortization of deferred acquisition costs and intangibles	—	—	147	—	147
Interest expense	—	84	50	(3)	131

Total benefits and expenses	2	84	2,210	(3)	2,293

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(2)	(83)	194	—	109
Provision (benefit) for income taxes	—	(32)	59	—	27
Equity in income of subsidiaries	78	150	—	(228)	—

Income (loss) from continuing operations	76	99	135	(228)	82
Income from discontinued operations, net of taxes	—	—	27	—	27

Net income (loss)	76	99	162	(228)	109
Less: net income attributable to noncontrolling interests	—	—	33	—	33

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$76	$99	$129	$(228)	$76

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,547	$—	$2,547
Net investment income	(1)	1	1,642	(7)	1,635
Net investment gains (losses)	—	3	(43)	—	(40)
Insurance and investment product fees and other	—	—	535	(3)	532

Total revenues	(1)	4	4,681	(10)	4,674

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,470	—	2,470
Interest credited	—	—	368	—	368
Acquisition and operating expenses, net of deferrals	10	1	835	—	846
Amortization of deferred acquisition costs and intangibles	—	—	259	—	259
Interest expense	—	159	98	(10)	247

Total benefits and expenses	10	160	4,030	(10)	4,190

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(11)	(156)	651	—	484
Provision (benefit) for income taxes	(5)	(53)	207	—	149
Equity in income of subsidiaries	250	316	—	(566)	—

Income (loss) from continuing operations	244	213	444	(566)	335
Loss from discontinued operations, net of taxes	—	(14)	—	—	(14)

Net income (loss)	244	199	444	(566)	321
Less: net income attributable to noncontrolling interests	—	—	77	—	77

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$244	$199	$367	$(566)	$244

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,408	$—	$2,408
Net investment income	—	—	1,685	(7)	1,678
Net investment gains (losses)	—	(21)	25	—	4
Insurance and investment product fees and other	—	(1)	628	—	627

Total revenues	—	(22)	4,746	(7)	4,717

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,614	—	2,614
Interest credited	—	—	389	—	389
Acquisition and operating expenses, net of deferrals	5	—	874	—	879
Amortization of deferred acquisition costs and intangibles	—	—	418	—	418
Interest expense	—	153	80	(7)	226

Total benefits and expenses	5	153	4,375	(7)	4,526

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(5)	(175)	371	—	191
Provision (benefit) for income taxes	(1)	(62)	105	—	42
Equity in income of subsidiaries	126	275	—	(401)	—

Income (loss) from continuing operations, net of taxes	122	162	266	(401)	149
Income from discontinued operations, net of taxes	—	—	39	—	39

Net income (loss)	122	162	305	(401)	188
Less: net income attributable to noncontrolling interests	—	—	66	—	66

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$122	$162	$239	$(401)	$122

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$141	$127	$253	$(341)	$180
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,175)	(1,136)	(1,212)	2,307	(1,216)
Net unrealized gains (losses) on other-than-temporarily impaired securities	26	26	26	(52)	26
Derivatives qualifying as hedges	(218)	(218)	(230)	448	(218)
Foreign currency translation and other adjustments	(315)	(303)	(352)	617	(353)

Total other comprehensive income (loss)	(1,682)	(1,631)	(1,768)	3,320	(1,761)

Total comprehensive income (loss)	(1,541)	(1,504)	(1,515)	2,979	(1,581)
Less: comprehensive income attributable to noncontrolling interests	—	—	(40)	—	(40)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,541)	$(1,504)	$(1,475)	$2,979	$(1,541)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$76	$99	$162	$(228)	$109
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	694	690	697	(1,384)	697
Net unrealized gains (losses) on other-than-temporarily impaired securities	(5)	(5)	(6)	11	(5)
Derivatives qualifying as hedges	407	407	407	(814)	407
Foreign currency translation and other adjustments	(99)	(87)	(118)	185	(119)

Total other comprehensive income (loss)	997	1,005	980	(2,002)	980

Total comprehensive income (loss)	1,073	1,104	1,142	(2,230)	1,089
Less: comprehensive income attributable to noncontrolling interests	—	—	16	—	16

Total comprehensive income (loss)available to Genworth Financial, Inc.’s common stockholders	$1,073	$1,104	$1,126	$(2,230)	$1,073

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$244	$199	$444	$(566)	$321
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,396)	(1,363)	(1,429)	2,755	(1,433)
Net unrealized gains (losses) on other-than-temporarily impaired securities	52	52	52	(104)	52
Derivatives qualifying as hedges	(328)	(328)	(340)	668	(328)
Foreign currency translation and other adjustments	(388)	(358)	(456)	745	(457)

Total other comprehensive income (loss)	(2,060)	(1,997)	(2,173)	4,064	(2,166)

Total comprehensive income (loss)	(1,816)	(1,798)	(1,729)	3,498	(1,845)
Less: comprehensive income attributable to noncontrolling interests	—	—	(29)	—	(29)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,816)	$(1,798)	$(1,700)	$3,498	$(1,816)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$122	$162	$305	$(401)	$188
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	515	506	512	(1,021)	512
Net unrealized gains (losses) on other-than-temporarily impaired securities	16	16	16	(32)	16
Derivatives qualifying as hedges	78	78	79	(157)	78
Foreign currency translation and other adjustments	(3)	(5)	(2)	7	(3)

Total other comprehensive income (loss)	606	595	605	(1,203)	603

Total comprehensive income (loss)	728	757	910	(1,604)	791
Less: comprehensive income attributable to noncontrolling interests	—	—	63	—	63

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$728	$757	$847	$(1,604)	$728

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2013:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$244	$199	$444	$(566)	$321
Less income from discontinued operations, net of taxes	—	14	—	—	14
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(250)	(316)	—	566	—
Dividends from subsidiaries	135	150	(285)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(40)	—	(40)
Net investment losses (gains)	—	(3)	43	—	40
Charges assessed to policyholders	—	(3)	(401)	—	(404)
Acquisition costs deferred	—	—	(212)	—	(212)
Amortization of deferred acquisition costs and intangibles	—	—	259	—	259
Deferred income taxes	(3)	(46)	(164)	—	(213)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	35	—	35
Stock-based compensation expense	11	—	6	—	17
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	68	(46)	—	21
Insurance reserves	—	—	1,183	—	1,183
Current tax liabilities	—	(7)	267	—	260
Other liabilities and other policy-related balances	(4)	26	(660)	—	(638)
Cash from operating activities—discontinued operations	—	(14)	17	—	3

Net cash from operating activities	132	68	446	—	646

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,820	—	2,820
Commercial mortgage loans	—	—	474	—	474
Restricted commercial mortgage loans related to securitization entities	—	—	31	—	31
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,245	—	2,245
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,558)	—	(4,558)
Commercial mortgage loans	—	—	(431)	—	(431)
Other invested assets, net	—	—	113	—	113
Policy loans, net	—	—	(1)	—	(1)
Intercompany notes receivable	(1)	15	30	(44)	—
Capital contributions to subsidiaries	(131)	(1)	132	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	—	25	—	25
Cash from investing activities—discontinued operations	—	—	—	—	—

Net cash from investing activities	(132)	14	880	(44)	718

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	920	—	920
Withdrawals from universal life and investment contracts	—	—	(2,059)	—	(2,059)
Redemption and repurchase of non-recourse funding obligations	—	—	(12)	—	(12)
Repayment and repurchase of long-term debt	—	(15)	—	—	(15)
Repayment of borrowings related to securitization entities	—	—	(32)	—	(32)
Repurchase of subsidiary shares	—	—	(21)	—	(21)
Dividends paid to noncontrolling interests	—	—	(26)	—	(26)
Proceeds from intercompany notes payable	—	(30)	(14)	44	—
Other, net	—	(24)	7	—	(17)
Cash from financing activities—discontinued operations	—	—	—	—	—

Net cash from financing activities	—	(69)	(1,237)	44	(1,262)

Effect of exchange rate changes on cash and cash equivalents	—	—	(118)	—	(118)

Net change in cash and cash equivalents	—	13	(29)	—	(16)
Cash and cash equivalents at beginning of period	—	843	2,810	—	3,653

Cash and cash equivalents at end of period	—	856	2,781	—	3,637
Less cash and cash equivalents of discontinued operations at end of period	—	—	24	—	24

Cash and cash equivalents of continuing operations at end of period	$—	$856	$2,757	$—	$3,613

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2012:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$122	$162	$305	$(401)	$188
Less income from discontinued operations, net of taxes	—	—	(39)	—	(39)
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(126)	(275)	—	401	—
Dividends from subsidiaries	—	187	(187)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(49)	—	(49)
Net investment losses (gains)	—	21	(25)	—	(4)
Charges assessed to policyholders	—	—	(388)	—	(388)
Acquisition costs deferred	—	—	(309)	—	(309)
Amortization of deferred acquisition costs and intangibles	—	—	418	—	418
Deferred income taxes	(1)	(52)	100	—	47
Net increase (decrease) in trading securities, held- for-sale investments and derivative instruments	—	(19)	112	—	93
Stock-based compensation expense	5	7	1	—	13
Change in certain assets and liabilities:
Accrued investment income and other assets	—	(34)	43	—	9
Insurance reserves	—	—	1,001	—	1,001
Current tax liabilities	—	172	(369)	—	(197)
Other liabilities and other policy-related balances	—	9	(616)	2	(605)
Cash from operating activities—discontinued operations	—	—	42	—	42

Net cash from operating activities	—	178	40	2	220

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,366	—	2,366
Commercial mortgage loans	—	—	391	—	391
Restricted commercial mortgage loans related to securitization entities	—	—	25	—	25
Proceeds from sales of investments:
Fixed maturity and equity securities	—	10	2,528	—	2,538
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(5,436)	—	(5,586)
Commercial mortgage loans	—	—	(184)	—	(184)
Other invested assets, net	—	30	350	(2)	378
Policy loans, net	—	—	(70)	—	(70)
Proceeds from sale of a subsidiary, net of cash transferred	—	—	77	—	77
Intercompany notes receivable	—	(24)	50	(26)	—
Cash from investing activities—discontinued operations	—	(16)	(25)	—	(41)

Net cash from investing activities	—	(150)	72	(28)	(106)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,351	—	1,351
Withdrawals from universal life and investment contracts	—	—	(1,506)	—	(1,506)
Redemption and repurchase of non-recourse funding obligations	—	—	(567)	—	(567)
Proceeds from the issuance of long-term debt	—	361	—	—	361
Repayment and repurchase of long-term debt	—	(222)	—	—	(222)
Repayment of borrowings related to securitization entities	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	(24)	—	(24)
Proceeds from intercompany notes payable	—	(50)	24	26	—
Other, net	—	(24)	(39)	—	(63)
Cash from financing activities—discontinued operations	—	—	(26)	—	(26)

Net cash from financing activities	—	65	(816)	26	(725)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Net change in cash and cash equivalents	—	93	(707)	—	(614)
Cash and cash equivalents at beginning of period	—	907	3,581	—	4,488

Cash and cash equivalents at end of period	—	1,000	2,874	—	3,874
Less cash and cash equivalents of discontinued operations at end of period	—	—	20	—	20

Cash and cash equivalents of continuing operations at end of period	$—	$1,000	$2,854	$—	$3,854

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our Current Report on Form 8-K filed on May 30, 2013.

Introductory note

On March 27, 2013, we announced that we had agreed to sell our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, for approximately $412 million, and the sale is expected to close in the third quarter of 2013, subject to customary closing conditions, including requisite regulatory approvals. As a result, this business has been accounted for as discontinued operations and its financial position and results of operations are separately reported for all periods presented. Our wealth management business, previously a separate segment, is separately reported as discontinued operations and all prior periods reflected herein have been re-presented. See note 10 of the financial statements in “Item 1—Financial Statements” for additional information.

On April 1, 2013, we completed a holding company reorganization pursuant to which, among other things: (a) Genworth Holdings became a direct, wholly-owned subsidiary of New Genworth; (b) Genworth Holdings made a distribution to New Genworth (directly or indirectly) of 100% of the shares and equity interests of two entities that together owned (directly or indirectly) 100% of the shares or other equity interests of all of the subsidiaries that conducted Genworth Holdings’ U.S. mortgage insurance business; (c) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes; and (d) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. See “Note Regarding this Quarterly Report” on page 2 for additional information.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets; downgrades or potential downgrades in our financial strength or credit ratings; interest rate fluctuations and levels; adverse capital and credit market conditions; lack of credit facilities; the valuation of fixed maturity, equity and trading securities; defaults, downgrades or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; goodwill impairments; defaults by counterparties to reinsurance arrangements or derivative instruments; an adverse change in risk-based capital and other regulatory requirements; insufficiency of reserves and required increases to reserve liabilities; legal constraints on dividend distributions by our subsidiaries; competition; availability, affordability and adequacy of reinsurance; loss of key distribution partners; regulatory restrictions on our operations and changes in applicable laws and regulations; legal or regulatory investigations or actions; the failure of or any compromise of the security of our computer systems and confidential information contained therein; the occurrence of natural or man-made disasters or a pandemic; the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators; impairments of or valuation allowances against our deferred tax assets; changes in expected morbidity or mortality rates; accelerated amortization of deferred acquisition costs and present value of future profits; ability to increase premiums on certain in-force and future long-term care insurance products by enough or quickly enough, including the current rate actions and any future rate actions; medical advances, such as genetic research and diagnostic imaging, and related legislation; unexpected changes in persistency rates; ability to continue to implement actions to mitigate the impact of statutory reserve requirements; the failure of demand for long-term care insurance to increase; political and economic instability or changes in government policies; fluctuations in foreign exchange rates and international securities markets; unexpected changes in unemployment rates; unexpected increases in international mortgage insurance default rates or severity of defaults; the significant portion of high loan-to-value insured international mortgage loans which generally result in more and larger claims than lower loan-to-value ratios; competition with government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; changes in international regulations reducing demand for mortgage insurance; increases in U.S. mortgage insurance default rates; failure to meet, or have waived to the extent needed, the minimum statutory capital requirements and hazardous financial condition standards; uncertain results of continued investigations of insured U.S. mortgage loans; possible rescissions of coverage and the results of objections to our rescissions; the extent to which loan modifications and other similar programs may provide benefits to us; unexpected changes in unemployment and underemployment rates in the United States; further deterioration in economic conditions or a further decline in home prices in the United States; problems associated with foreclosure process defects in the United States that may defer claim payments; changes to the role or structure of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”); competition with government-owned and government-sponsored enterprises offering U.S. mortgage insurance; changes in regulations that affect our U.S. mortgage insurance business; the influence of Fannie Mae, Freddie Mac and a small number of large mortgage lenders and investors; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; increases in the use of alternatives to private mortgage insurance in the United States and reductions by lenders in the level of coverage they select; the impact of the use of reinsurance with reinsurance companies affiliated with our U.S. mortgage lending customers; legal actions under the Real Estate Settlement Procedures Act of 1974 (“RESPA”); potential liabilities in connection with our U.S. contract underwriting services; and the impact on the statutory capital and risk-to-capital ratios of our U.S. mortgage insurance business from variations in the valuation of affiliate investments;

•

Other risks, including the risk that our strategy may not be successfully implemented; our Capital Plan may not achieve its anticipated benefits; adverse market or other conditions might delay or impede the minority sale of our mortgage insurance business in Australia; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and the impact of the expense reduction announced on June 6, 2013 is not as anticipated and we may lose key personnel related to actions like this as well as general uncertainty in the timing of our turnaround; and

•	Risks relating to our common stock, including the suspension of dividends and stock price fluctuations.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are a leading financial services company dedicated to providing insurance, investment and financial solutions to our customers, with a presence in more than 25 countries. We have the following operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products. Our primary insurance products include life insurance, long-term care insurance and fixed annuities.

•

International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We also selectively provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

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

•

International Protection. We are a leading provider of payment protection coverages (referred to as lifestyle protection) in multiple European countries and have operations in select other countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•

Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). In January 2011, we discontinued new sales of retail and group variable annuities while continuing to service our existing blocks of business.

We also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments, including discontinued operations.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. While equity and credit markets improved and interest rate spreads were generally stable during the first quarter of 2013, market volatility increased in the second quarter of 2013 with widening of credit spreads. Although the U.S. and several international financial markets experienced some improvement during the first half of 2013, the European debt crisis and concerns regarding global economies continued to impact the rate and strength of recovery.

The U.S. housing market showed signs of recovery during 2012 with home prices rising in a number of regions and cities, but ongoing weakness in the U.S. economy continued to impact the rate of recovery. Unemployment and underemployment levels in the United States remained elevated in the first half of 2013. We expect unemployment and underemployment levels in the United States to remain at elevated levels for an extended period and gradually decrease over time. In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth and average home prices increased modestly during the first half of 2013 though the rate of growth has slowed. The unemployment rate in Canada decreased slightly during the first half of 2013 and remains near its lowest level since December 2008. In Australia, the overall housing market generally improved as modest economic growth and low interest rates persisted, coupled with average home prices increasing across most regions during the first half of 2013. Unemployment levels in Australia increased slightly during the first half of 2013 reaching its highest level in three years. Europe overall remained a challenging region with a slow growth or declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity measures. The Chinese economy has experienced significant growth over the past decade, but this growth slowed during the first half of 2013 as the new Chinese administration began to implement economic and credit market reforms. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

The U.S. and international governments, Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken and continue to take actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on these countries and their markets; however, there can be no assurance as to the future level of impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

We manage our product offerings, liquidity, investment and asset-liability management strategies to moderate risk especially during periods of strained economic and financial market conditions. In addition, we continue to review our product and distribution management strategies to align with our strengths, profitability targets and risk tolerance.

Credit and investment markets. After a period of continued and measured spread tightening through May 2013, market volatility increased in June 2013 as the Federal Reserve Bank alluded to tapering its Long Term Securities Asset Purchase Program. While other central banks introduced or held on to accommodative biases, their respective actions and communications were overshadowed by the potential end of quantitative easing programs from the U.S. Federal Reserve. This perceived change in stance from the U.S. Federal Reserve resulted in a meaningful increase in U.S. Treasury yields and a widening of spreads across most fixed-income products. Moreover, markets experienced heavy mutual fund outflows after a long period of stability, further contributing to spread widening. Economic data, especially in the labor market, met or exceeded expectations, supporting the view that the sell-off was technical in nature, with no change in solid underlying credit fundamentals. In general, structured products widened more than corporate securities, and fixed-income issuance slowed down versus expectations coming into the second quarter of 2013. Despite this volatility during the second quarter of 2013, spreads for most fixed-income products remain at tighter levels than were prevalent at the end of 2012.

We recorded net other-than-temporary impairments of $17 million during the six months ended June 30, 2013 compared to $56 million during the six months ended June 30, 2012. While there have been improvements in impairments of corporate securities related to our intent to sell certain securities and in impairments of our structured securities, impairments of our commercial mortgage loans increased slightly in the second quarter of 2013. Increases in interest rates have lowered the value of our investments and derivatives, resulting in decreases in net unrealized investment gains on securities of $1,190 million and derivatives qualifying as hedges of $218 million in other comprehensive income for the three months ended June 30, 2013. Economic conditions will continue to impact the valuation of our investment portfolios.

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

Trends and conditions affecting our segments

U.S. Life Insurance

Life insurance. Results of our life insurance business are impacted by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, underwriting, distribution and customer service. Shifts in consumer demand, competitors’ actions, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting life insurance policy reserve levels, can also affect our sales levels.

Life insurance sales decreased 73% during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Sales levels were lower than expected primarily as a result of slower growth in sales from our universal life insurance products and our re-priced term life insurance products. In 2013, we plan to broaden our life insurance product portfolio, modify pricing and improve service delivery platforms. This will include re-pricing term life insurance products and introducing new universal life insurance offerings with optional long-term care insurance riders. Collectively, these changes are expected to result in a broader set of profitable and competitive product offerings and we expect sales to increase over time.

Throughout 2012 and continuing into 2013, we experienced favorable mortality results in our term universal and term life insurance products as compared to priced mortality assumptions. Mortality levels may deviate each period from historical trends because of a variety of factors. We have experienced lower persistency in 2013 as compared to pricing assumptions for our 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies approach their post-level rate period and then moderate thereafter. As our 15-year term life insurance policies written in 1999 and 2000 approach their post-level rate period, if this block experiences lower persistency compared to pricing, we could expect additional amortization of deferred acquisition costs and lower profitability in our term life insurance products.

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

Our long-term care insurance sales decreased 23% during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The lower sales reflected actions taken in the second half of 2012 to improve product profitability and reduce risk. These actions included elimination of certain lifetime benefits coverage and limited pay options, further tightening of underwriting and lowering of first-year commissions in certain channels, as well as a reduction or suspension of certain discounts, which effectively increased average pricing by more than 20% on the products impacted. In 2013, we took additional steps to further improve our profit and risk profile with the introduction of a new product and the suspension of sales of our individual long-term care product in California. As of July 10, 2013, this new product, which includes gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants, has been launched in 32 states. We have approvals in 12 additional states and plan to have the majority of these states launched in the fourth quarter of 2013. The California actions which became effective March 21, 2013 address an earlier generation product that was still being sold that did not have the benefits and pricing changes associated with our newer products. We recently received approval from California for a new individual long-term care insurance product which we expect to launch in the third quarter of 2013. Also, in an effort to improve our returns, effective June 1, 2013, we no longer offer AARP-branded long-term care insurance products. Existing insureds’ coverage will not be affected by this change. Increases in long-term care insurance sales levels originally expected in the second quarter of 2013 related to these actions did not occur due to a system implementation that delayed new business processing. As a result, we may have a temporary increase in sales levels in the third quarter of 2013.

We will continue to focus on managing long-term care insurance product profitability and reducing risk, including implementation of new product pricing and benefit changes in addition to premium rate increases on our in-force business. We have also utilized reinsurance in the form of coinsurance to manage risk and limit capital allocated to this business. New business reinsurance levels have been up to 40% depending upon product generation. Over time, there can be no assurance that affordable reinsurance will continue to be available.

The annual loss ratios of our long-term care insurance business have ranged from 62% to 68% over the last five years and have been increasing over the past several years. We experience volatility in our loss ratios, which has produced loss ratios outside of the annual range, from period-to-period caused by variances in terminations, claim severity and changes in claim counts. In addition, we evaluate claim reserves (including the underlying assumptions, e.g., morbidity) and refine our estimates from time to time which may also cause volatility in our operating results and loss ratios. In the second quarter of 2013, we revised our methodology for calculating tabular interest to a policy level calculation which impacted the reported loss ratio. The change in the calculation for tabular interest had no impact on reserves, benefits or net operating income as it reflected a reclassification between components of the total change in policy reserves. Tabular interest is one of several components that make up the total change in policy reserves. The loss ratio for the prior periods has been adjusted lower by three points to approximate the new calculation for tabular interest to make prior periods more comparable with the current calculation.

The continued low interest rate environment has put pressure on the profitability and returns of our long-term care insurance business. We seek to manage the impact of low interest rates through asset-liability management and hedging long-term care insurance product cash flows. We recently expanded our hedging strategy in connection with our new long-term care insurance product launched on April 15, 2013 in order to help mitigate interest rate risk.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: price increases on our in-force liabilities; new product introductions; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts have included evaluating the need for future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with the goal of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies over the next five years. Subject to regulatory approval, this premium rate increase is expected to generate approximately $200 million to $300 million of additional annual premiums when fully implemented. We also expect our reserve levels, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the older generation products and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on certain newer generation products. As of June 30, 2013, this round of rate actions had been approved in 25 states which represent approximately $115 million to $120 million of the targeted premium increase. In the second half of 2013, we intend to initiate premium rate increases on another series of new generation policies. The approval process of an in-force rate increase and the amount of the rate increase approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

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

In fixed annuities, sales may fluctuate as a result of consumer demand, competitor actions, changes in interest rates, credit spreads, relative pricing, return on capital decisions, and our approach to managing risk. We monitor and change prices and crediting rates on fixed annuities to maintain spreads and targeted returns. We have targeted distributors and producers and maintained sales capabilities that align with our strategy. We expect to continue to manage these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities.

Refinements of product offerings and related pricing, including use of reduced commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Fixed annuity sales decreased 53% during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to continued pressure from the low interest rate environment. However, sales have increased in the second quarter of 2013 as compared to the first quarter of 2013 partly attributable to the increase in interest rates and credit spreads, as well as a change in pricing to increase competitiveness while still achieving required targeted returns.

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

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force and had estimated average effective flow loan-to-value ratios of 56% and 68%, respectively. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business.

Our participation or entry in other international markets remains selective. During the second quarter of 2012, we became a minority shareholder of a newly-formed joint venture partnership in India. The joint venture offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. This joint venture had a minimal financial impact during 2012 and the first half of 2013 and is expected to have a similar minimal financial impact during the next several years.

In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. The unemployment rate remained relatively steady during 2012 and decreased slightly during the first half of 2013. The current unemployment rate remains near its lowest level since December 2008 and is expected to stay near current levels for the remainder of 2013. Additionally, average home prices increased modestly during 2012 and the first half of 2013 though the rate of growth has slowed in recent quarters. As a result, we expect home prices to remain flat or decrease modestly for the remainder of 2013, as a balanced housing market persists and consumers exercise restraint with debt levels. However, some market observers have expressed concerns about the strength of the Canadian housing market, and we will continue to closely monitor the market. The Bank of Canada has maintained the overnight rate at 1.0% during the last two and a half years and we expect this rate to be maintained at or near this level through the remainder of 2013.

Over the past several years, the Canadian government implemented a series of revisions to the mortgage insurance eligibility rules. The latest set of revisions, which became effective in early July 2012, eliminated high loan-to-value refinancing transactions and imposed more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. These changes have reduced the premium opportunity for residential mortgage insurance, particularly for high loan-to-value refinance transactions. As a result, we anticipate that purchase transactions, which normally have higher premium rates compared to refinancing, will comprise a higher percentage of our business in the future.

Flow new insurance written in Canada in 2012 decreased modestly compared to 2011 primarily due to a smaller market, particularly for high loan-to-value refinance transactions, as a result of recent revisions to mortgage insurance eligibility rules. During the second quarter of 2013, flow new insurance written increased compared to the first quarter of 2013 primarily from a seasonally larger mortgage originations market which typically peaks in the spring and summer months. The current quarter volume, however, was below the volume experienced in the second quarter of 2012 as a result of the recent revisions to mortgage insurance eligibility rules. As our large 2007 and 2008 book years are mostly past their peak earnings period, earned premiums in Canada declined in the first half of 2013 compared to the first half of 2012.

During 2012, losses in Canada decreased from levels experienced during 2011 as the total number of delinquencies and the proportion of new higher severity delinquencies from Alberta declined, and we continued to realize benefits from our loss mitigation activities. In Alberta, the economy and housing market conditions have improved in recent quarters, with Alberta reporting one of the lowest unemployment rates of all Canadian provinces at the end of the second quarter of 2013. Losses decreased sequentially during the first two quarters of 2013 as both the total number of new delinquencies, which improved to their lowest level since the second quarter of 2007, and the proportion of new delinquencies from Alberta further declined.

Legislation that was passed in June 2011 by the Canadian government to formalize existing mortgage insurance arrangements with private mortgage insurers, and terminate the existing agreement with the Canadian government, became effective on January 1, 2013. This action included the elimination of the Canadian government guarantee fund and exit fees related to it. The new legislation does not change the current government guarantee of 90% provided on mortgages we insure and, therefore, during the first half of 2013, we did not experience any significant impact to our levels of new business as a result of this legislation. Based on the provisions of this legislation, as clarified by the final regulations released in the fourth quarter of 2012, the assets held in the Canadian government guarantee fund were returned to us on January 1, 2013 and the exit fee liability was extinguished. The reversal of the exit fee resulted in a benefit of approximately $78 million to net operating income in the fourth quarter of 2012. As a result of the elimination of the guarantee fund, we will be required to hold higher regulatory capital; however, the increase in required capital has been offset by the increase in available capital that resulted from the guarantee fund assets reverting back to us.

In Australia, the overall economy continued to expand during the first half of 2013, though at a more modest pace than in prior periods, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing affordability improved driven primarily by lower interest rates. The unemployment rate increased slightly during 2012 and the first half of 2013, reaching its highest level in three years. The unemployment rate is expected to remain stable or increase modestly from current levels through the remainder of 2013. The overall housing market in Australia remained relatively stable during 2012. During the first half of 2013, average home prices improved across most regions and during the first quarter of 2013 grew at the highest rate since early 2010. We expect average national home prices to remain at or near current levels for the remainder of 2013. Since the fourth quarter of 2011, the Reserve Bank of Australia has gradually lowered the official cash rate from 4.75% to 2.75%, in several separate decisions with the latest interest rate cut occurring in May 2013, as Australian and global economic conditions were somewhat weaker than expected. This historically low level of interest rates is now below the low point reached during the global financial crisis when rates were cut to 3.00%. While we do not expect cash rates to be reduced significantly from the current level through the remainder of 2013, the Reserve Bank of Australia has indicated that it may reduce rates further to support the broader economy.

Total mortgage market activity in Australia improved during 2012 and in the first half of 2013 as consumer confidence improved and affordability rose to its highest level in recent years. This growth was also reflected in the higher loan-to-value mortgage origination market, and has underpinned improving levels of flow new insurance written throughout 2012 and into 2013, with the second quarter of 2013 up sequentially. Earned premiums in Australia have increased during the first half of 2013 as compared to the first half of 2012 primarily as a result of the seasoning of our in-force block of business and lower ceded reinsurance premiums.

During the first quarter of 2012, we strengthened reserves $82 million to reflect an observed change in the rate of conversion from later stage delinquency to claim as well as a higher average paid claim amount. The higher losses were most pronounced in sub-segments of the Queensland region, whose economy has been pressured, as well as our 2007 and 2008 books of business which have higher concentrations of self-employed borrowers. The reserve strengthening recognized that we expected to see an elevated number of claims paid and higher average claim amount in the near term. While these factors did impact the level of losses for the remainder of 2012, their effect was partly offset by a lower number of new delinquencies, net of cures. The overall delinquency rate decreased during 2012 ending the year at its lowest level since the end of 2008 and has remained relatively unchanged during the first half of 2013. The level and number of paid claims have declined since the third quarter of 2012 and reserves continue to be largely in line with the trends we anticipated when we strengthened reserves in the first quarter of 2012. During the first quarter of 2013, losses were higher compared to the fourth quarter of 2012, which was in line with our expectations for a first quarter seasonal decline in cures. During the second quarter of 2013, losses declined sequentially driven by a seasonal recovery in cures and increased borrower sales activity which reduced claims paid and claims severity.

We previously announced a plan to pursue a sale of up to 40% of our Australian mortgage insurance business subject to market conditions, valuation considerations including business performance in Australia, and regulatory approvals. Executing the planned sale, including through an initial public offering (“IPO”), remains a key goal in reducing our exposure to mortgage insurance risk and generating capital. We do not expect an IPO to occur until the fourth quarter of 2013 or later depending on when we believe we can get the best result for shareholders.

On February 4, 2013, Moody’s Investors Services Inc. (“Moody’s) announced the conclusion of its review of Australian mortgage insurers, resulting in the downgrade of the leading mortgage insurers in Australia. As a result, Moody’s downgraded the financial strength rating of our Australian mortgage insurance business to “A3” from “A1,” with a stable outlook. On June 25, 2013, Standard & Poor’s Financial Services LLC (“S&P”) reaffirmed the “AA-” financial strength rating of our Australian mortgage insurance business, with a negative outlook.

The overall economic environment in Europe continues to be dominated by concerns about the fiscal health of specific countries and regions, which has created uncertainty about the timing and speed of economic recovery and renewed concerns about a lingering economic recession. While regional differences exist, the overall business climate and the economic growth outlook in Europe remain pressured from the combination of fiscal austerity, persistent high unemployment rates and low business and consumer confidence. As a result, we have seen an elevated number of delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland, but also in other parts of Europe, contributing to increased loss reserves in our European mortgage insurance business. In Ireland, which represents approximately 2% of our insurance in-force in our international mortgage insurance business and 36% of our insurance in-force in Other Countries, we experienced increased delinquencies and reserves at the beginning of 2012, driven by prolonged economic and housing market stress. During the remainder of 2012, we observed a moderate improvement in outstanding delinquencies primarily driven by our loss mitigation efforts and lower number of new delinquencies. During the first half of 2013, new delinquencies remained at levels similar to those experienced in the second half of 2012. We are actively working with lenders and have significantly reduced our exposure and new business volumes from certain European countries as we seek opportunities to manage and mitigate our risk profile in Europe.

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

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by competitor actions, unemployment, underemployment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies as the same may be affected by seasonal variations, the inventory of unsold homes, lender modification and other servicing efforts and resolution of pending or any future litigation. These economic and housing market trends are continuing to be adversely affected by ongoing weakness and uncertainty in the domestic economy and related levels of unemployment and underemployment. Over time, this has resulted in increased foreclosures, more borrowers seeking loan modifications and elevated housing inventories which contributed to the downward pressure on home values. Overall, we believe that home values reached their lowest levels and expect slow and modest growth on average in these values in 2013. At the same time, we also expect unemployment and underemployment levels to remain at elevated levels for an extended period and gradually decrease over time. Currently, we expect our U.S. mortgage insurance business to be modestly profitable in the year ending December 31, 2013, and expect that its results for the year ending December 31, 2014 should continue to improve over 2013. We continue to expect seasonality in the remainder of 2013, which could cause the second half of the year to return to a marginal net loss profile. Our profitability expectations are subject to the continued recovery of the U.S. housing market, the extent of seasonality that has been historically experienced in the second half of the year, and certain other items such as the cost of resolution of pending litigation.

Prior to 2012, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, have come together to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size was driven down over previous periods by growth in the Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. From 2011 through the current period, the private mortgage insurance industry saw its purchase and refinance penetration rates increase as private mortgage insurance competitiveness improved versus the FHA alternative driven in part by FHA price and risk management actions. In addition, the recent FHA price increase, which was effective April 1, 2013, could also have further favorable impact on private mortgage insurance competitiveness going forward. This pattern has been offset in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we still believe the industry is likely to regain market share over time.

Driven by mortgage originations and mortgage insurance penetration, the overall insured market was larger in the first half of 2013 compared to the same period in the prior year. Our U.S. mortgage insurance market share remained flat from the prior quarter and continued to be driven in part by the impact of competitor pricing and underwriting guidelines. Even though home affordability is above historical levels, recent rising interest rates may slow purchase mortgage originations and in particular refinancing activities, which are more sensitive to interest rate levels. Continued rising mortgage interest rates may slow the housing recovery. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. During the second quarter of 2012, we announced reduced pricing and expanded underwriting guidelines that over time are expected to increase our competitiveness in the mortgage insurance market while maintaining what we expect will be a profitable book of business. As of June 30, 2013, loans modified through the Home Affordable Refinance Program (“HARP”), the level of which increased marginally and remains substantially higher compared to prior periods, accounted for approximately $2.2 billion of insurance in the second quarter of 2013, and are treated as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default. We also continue to believe that the mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards, loan limits or related reforms.

In June 2013, the Federal Housing Finance Agency announced strategic priorities for the GSEs and indicated that there could be changes to the GSE eligibility standards. New capital standards could increase capital or asset requirements for several mortgage insurers, including our U.S. mortgage insurance business. Currently, we do not know what these new eligibility standards will be or when they may be implemented. However, as we learn more specific information, we will assess the potential impact, if any, that these new standards may have on our U.S. mortgage insurance business and approaches to meet these standards.

While we continue to experience a decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2005 through 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower level, delinquencies for these book years continue to drive the level of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. While foreclosure starts remain elevated through current periods, we are seeing a decline in the number of foreclosure starts. This decrease in the number of foreclosure starts, along with the declining rate at which foreclosures are initiated, were consistent with the current lower level of early stage or pre-foreclosure delinquencies within our delinquency inventory. In addition, we saw material differences in performance among loan servicers regarding the ability to modify loans. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process changes and defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market. Several major servicers reached agreement in principle in February 2012 with the U.S. Department of Justice, various federal agencies and 49 state attorneys general on servicing practices, and this could adversely affect timelines for claims submissions or administration actions. In addition, the recent joint announcement in early January 2013 by two key federal regulators of a negotiated agreement with 10 mortgage servicing firms would affect more than 3.8 million consumers who allegedly were wrongfully foreclosed upon during 2009 and 2010. Brokered by the Federal Reserve and the Office of the Comptroller of the Currency, mortgage servicing firms agreed to jointly pay foreclosed consumers $3.3 billion and allot another $5.2 billion for loan modifications and other services. The effect on us of these agreements remains uncertain at this time.

Expanded efforts in the mortgage servicing market to modify loans and improved performance of our 2009 through 2013 book years compared with the performance of prior book years, coupled with burn-out of our 2005 through 2008 book years, resulted in continued reductions in delinquency levels through the first half of 2013. As the aging of delinquencies continued to increase through 2011 and 2012, as well as through the first half of 2013, loan modification efforts have remained challenged. Moreover, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to service the mortgage loans going forward, we have seen the level of loan modification actions moderating during the two prior years and through the first half of 2013 compared with the levels we experienced during 2010. While we expect our level of loan modifications to continue declining going forward, a significant reduction in the level of our loan modification activity would have an adverse impact on the ability of borrowers to cure a delinquent loan and could impact our financial results.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, resulted in a reduction of expected losses of $303 million and $320 million, respectively, including $175 million and $176 million, respectively, from workouts and loan modifications during the six months ended June 30, 2013 and 2012.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modification activities and reviews of loan servicing and claims administration compliance from which we expect a majority of our loss mitigation benefits to arise going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot give assurance on the extent or level at which such claim curtailments will continue. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to result in fewer modifications as alternative programs have gained momentum. With lower benefits from government-sponsored programs and the impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. Recently, the Obama Administration announced that it would extend HAMP through December 31, 2015, and expand borrower eligibility by adjusting certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP are being increased and, for the first time, will be offered to the GSEs. However, to date, the GSEs are not participating in this program. While the impact of the these program extensions to date has been positive, there can be no assurance that the increase in the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in avoiding foreclosure. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward. We expect the primary source of new reserves and losses to come from new delinquencies.

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary. The majority of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward. In addition, in April 2013, GEMICO and other mortgage insurance companies agreed to settle with the Consumer Finance Protection Bureau (the “CFPB”) to end the agency’s review of captive reinsurance arrangements in the mortgage insurance industry. As part of the settlement, GEMICO (and its affiliates, officers, employees and certain other related parties) are enjoined from entering into or revising certain reinsurance arrangements and violating any provisions of RESPA for a period of 10 years and GEMICO paid approximately $4 million.

As of June 30, 2013, GEMICO’s risk-to-capital ratio was below the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance, which is GEMICO’s domestic insurance regulator. Sixteen other states maintain similar risk-to-capital requirements. As of June 30, 2013, GEMICO’s risk-to-capital ratio was approximately 23.8:1, compared with a risk-to-capital ratio of approximately 26.4:1 as of March 31, 2013, which included an increase of two points attributable to the premium refund accrual change, and was 36.9:1 as of December 31, 2012. On April 1, 2013, Genworth Holdings (immediately prior to the reorganization) contributed $100 million to GEMICO as part of the Capital Plan. This contribution resulted in a favorable impact to GEMICO’s risk-to-capital ratio of approximately three points as of June 30, 2013. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

In order to retain ongoing operational flexibility to continue writing new business if in the near-term GEMICO’s risk-to-capital ratio were to again rise above the maximum regulatory level of 25:1, we intend to maintain GEMICO’s state regulatory waivers (and equivalents thereto) currently in place and to also maintain its applicable GSE approvals to write business in states where waivers were not granted. These combined actions will enable us to continue operating out of GEMICO under existing waivers and out of alternative mortgage insurance subsidiaries in states where necessary regulatory waiver authority does not exist. These waivers, their equivalents and other approvals remain revocable at the discretion of the applicable regulator or GSE.

New insurance written in North Carolina (and in the 34 states which do not impose their own risk-to-capital requirements where we operate as long as North Carolina permits us to operate) represented approximately 48% and 49%, respectively, of our total new insurance written for the six months ended June 30, 2013 and 2012. New insurance written in the other 10 states currently providing revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% of total new insurance written for the six months ended June 30, 2013 and 2012.

We continue writing new business through another insurance subsidiary, Genworth Residential Mortgage Assurance Corporation (“GRMAC”), in any other state that prohibits GEMICO from writing new business. As of June 30, 2013, GRMAC wrote business in four states (with one additional state being written out of Genworth Residential Mortgage Insurance Corporation of North Carolina), subject to the approval of applicable insurance regulators and the GSEs and subject to ongoing satisfaction of regulatory requirements. The period during which these entities will continue to meet these requirements will in part be a function of the level of new business written which in turn will in part be a function of the number of states added to such production, if any. In September 2012, Freddie Mac and Fannie Mae extended their respective approvals through December 31, 2013. We continue to discuss our ongoing use of these and other alternative arrangements with our state insurance regulators and the GSEs.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth MI Canada Inc. (“Genworth Canada”) and more recently through the contribution of our European mortgage insurance subsidiaries in January 2013). Our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements. Any decision to provide additional capital to support the U.S. mortgage insurance subsidiaries is subject to a number of business-related considerations and due diligence actions, including assessing future potential capital transactions, analyzing risk-related scenarios, understanding future U.S. policies relating to housing finance and studying regulatory and competitor activities. Depending on the state of the U.S. economy and housing market along with other factors, there is a range of potential additional capital needs that the U.S. mortgage insurance subsidiaries might require, including some that could be substantial. In this regard, our previously announced capital plan for the U.S. mortgage insurance business (the “Capital Plan”) was completed on April 1, 2013. The Capital Plan consisted of the following actions: (i) transferring ownership of the European mortgage insurance subsidiaries to GEMICO, which was effective on January 31, 2013; (ii) enabling the future option, under certain adverse conditions, should they occur, to implement a “NewCo” type structure, for the continued writing of new business in all 50 states; and (iii) implementing an internal legal entity reorganization which created a new holding company structure that removed the U.S. mortgage insurance subsidiaries from the companies covered by the indenture governing Genworth Holdings’ senior notes. On April 1, 2013 (immediately prior to the reorganization), Genworth Holdings also contributed $100 million to GEMICO as part of the Capital Plan. While this resulted in a risk-to-capital ratio that is currently below the maximum risk-to-capital requirement, and our long-term goal is to maintain a risk-to-capital ratio at or below 25:1, we cannot be sure that the U.S. mortgage insurance subsidiaries will maintain this. For a variety of reasons, there is no assurance that we will provide additional capital to support the U.S. mortgage insurance subsidiaries in the future beyond the amounts contributed under the Capital Plan or that we will not provide greater amounts.

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

Consumer lending levels in Europe remain challenged particularly given concerns regarding various European economies and the effect of the European debt crisis. Unemployment rates increased in the second quarter of 2013 with regional variation. Additionally, there was negative European gross domestic product growth during 2012 and into the first half of 2013. Net operating income of our lifestyle protection insurance business was lower in the second quarter of 2013 than the second quarter of 2012 as a result of lower premium volume, partially offset by lower operating expenses. New claim registrations decreased 15% in 2013 from 2012 levels. We could see increases in losses if claim registrations increase particularly with continued rising unemployment in Europe. Our declining premiums in 2013 compared to 2012 resulted in a loss ratio of 25% for the six months ended June 30, 2013 compared to 23% for the six months ended June 30, 2012. The loss ratio was 26% in the second quarter of 2013.

In Southern Europe, stressed economies resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined. We have strengthened our focus in Europe on key strategic client relationships and are de-emphasizing our distribution with some other distributors where we are not expecting to achieve desired sales and profitability levels. This focus should enable us to better serve our strategic clients and promote improved profitability and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured agreements with large insurance partners in both of these regions. We are currently working with these partners to establish product, distribution and servicing capabilities and anticipate bringing our products and services to the market in the near future.

Assuming the economies and lending environment in Europe are stable and do not improve in the near term, we expect our lifestyle protection insurance business to be modestly profitable for the remainder of 2013. With our focus on enhanced distribution capabilities in Europe and growth in select new markets, we anticipate these efforts, coupled with sound risk and cost management disciplines, should, over time, improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending in Europe. However, depending on the economic situation in Europe, we could experience additional declines in sales and operating results.

Distributor conduct associated with the sale of payment protection insurance products is currently under regulatory scrutiny in Ireland and Italy. The outcome of these reviews is unknown at this time, but impacts on how the product is distributed could have a negative impact on our sales.

Runoff

Results of our Runoff segment are affected by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality and policyholder surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our operating performance, regulatory capital requirements, distributable earnings and liquidity.

In January 2011, we discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. Throughout 2012 and into 2013, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to help mitigate impacts related to equity market volatility and interest rate risks, in the future, we may pursue reinsurance opportunities to further mitigate volatility in results and manage capital.

The results of our institutional products are impacted by scheduled maturities, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will mitigate this risk. During the six months ended June 30, 2013, we paid benefits related to these products of $1.1 billion. While we do not actively sell institutional products, we may periodically issue funding agreements for asset-liability matching purposes.

We expect to manage our runoff products for at least the next 10 years. Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

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

As of July 31, 2013, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”) as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	A-(Strong)	A3 (Good)	A (Excellent)
Genworth Life Insurance Company (short-term rating)	A-1 (Strong)	P-1 (Superior)	Not rated
Genworth Life and Annuity Insurance Company	A-(Strong)	A3 (Good)	A (Excellent)
Genworth Life and Annuity Insurance Company (short-term rating)	A-1 (Strong)	P-1 (Superior)	Not rated
Genworth Life Insurance Company of New York	A-(Strong)	A3 (Good)	A (Excellent)

As of July 31, 2013, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	B (Weak)	Ba2 (Questionable)	Not rated
Genworth Residential Mortgage Insurance Corporation of NC	B (Weak)	Ba2 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Pty. Limited (Australia)	AA- (Very Strong)	A3 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BBB-(Good)	Not rated	Not rated
Genworth Financial Mortgage Insurance Company Canada	AA- (Very Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V. (1)	mxAA-	Aa3.mx	Not rated

(1)	Also rated “BB+” by S&P and “Baa3” by Moody’s on a Global Scale Insurance financial strength basis.

As of July 31, 2013, our principal lifestyle protection insurance subsidiaries were rated in terms of financial strength by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A-(Strong)
Financial Insurance Company Limited	A-(Strong)

The S&P, Moody’s, A.M. Best and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

On May 7, 2013, S&P published new financial strength rating criteria for Global Life Insurers and the financial strength ratings of our core U.S. life insurance subsidiaries and holding company ratings were affirmed under this new criteria on June 24, 2013. S&P’s new criteria provides additional transparency in the ratings process by explicitly scoring numerous factors such as country and industry risk, competitive position, capital and earnings, financial flexibility, enterprise risk management, management and governance and liquidity. Following the affirmation of the U.S. life insurance financial strength ratings, Genworth’s other businesses including our Australian, Canadian and European mortgage insurance subsidiaries as well as our lifestyle protection insurance subsidiaries, which the ratings of which are based off of the core U.S. life insurance subsidiaries’ ratings, were also affirmed.

S&P maintained its negative rating outlook on our Australian mortgage insurance subsidiary as it views the planned partial IPO of Australia as necessary to support its current ratings. S&P anticipates that the partial IPO will be completed within the next year. If the partial IPO is not successfully executed, S&P indicated that it would review and likely lower the ratings on our Australian mortgage insurance subsidiary by one notch, assuming all other rating factors remain unchanged.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$1,286	$1,302	$(16)	(1)%
Net investment income	821	846	(25)	(3)%
Net investment gains (losses)	21	(33)	54	164%
Insurance and investment product fees and other	243	287	(44)	(15)%

Total revenues	2,371	2,402	(31)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,269	1,382	(113)	(8)%
Interest credited	184	194	(10)	(5)%
Acquisition and operating expenses, net of deferrals	413	439	(26)	(6)%
Amortization of deferred acquisition costs and intangibles	137	147	(10)	(7)%
Interest expense	121	131	(10)	(8)%

Total benefits and expenses	2,124	2,293	(169)	(7)%

Income from continuing operations before income taxes	247	109	138	127%
Provision for income taxes	73	27	46	170%

Income from continuing operations	174	82	92	112%
Income from discontinued operations, net of taxes	6	27	(21)	(78)%

Net income	180	109	71	65%
Less: net income attributable to noncontrolling interests	39	33	6	18%

Net income available to Genworth Financial, Inc.’s common stockholders	$141	$76	$65	86%

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our International Protection segment decreased $20 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily due to our runoff clients and lower premium volume driven by continued reduced levels of consumer lending in Europe in the current year.

•

Our International Mortgage Insurance segment decreased $5 million, including a decrease of $4 million attributable to changes in foreign exchange rates. Premiums in Canada decreased $7 million driven by the seasoning of our in-force block of business, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year. In Australia, premiums increased $3 million primarily as a result of the seasoning of our in-force block of business and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

•

Our U.S. Life Insurance segment increased $5 million primarily related to an increase in our long-term care insurance business of $21 million mainly attributable to growth of our in-force block from new sales and in-force rate actions in the current year. Our life insurance business decreased $16 million primarily related to our term life insurance products as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums of our new term life insurance product in the current year.

•

Our U.S. Mortgage Insurance segment increased $4 million driven by lower ceded reinsurance premiums related to our captive arrangements and a lower accrual for premium refunds on delinquent loans in the current year. These increases were largely offset by lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012 and lower average insurance in-force.

Net investment income. Net investment income represents the income earned on our investments.

•

Annualized weighted-average investment yields were 4.8% and 4.9% for the three months ended June 30, 2013 and 2012, respectively. The annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $14 million of lower gains related to limited partnerships. Net investment income for the three months ended June 30, 2013 also included $10 million of higher bond calls and prepayments.

•	The three months ended June 30, 2013 included a decrease of $2 million attributable to changes in foreign exchange rates.

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

•

We recorded $5 million of net other-than-temporary impairments during the three months ended June 30, 2013 compared to $39 million during the three months ended June 30, 2012. Of total impairments during the three months ended June 30, 2013 and 2012, $3 million and $23 million, respectively, related to structured securities, including $1 million and $14 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities were $15 million during the three months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

•	Net investment losses related to derivatives of $2 million during the three months ended June 30, 2013 were primarily associated with guaranteed minimum withdrawal benefit (“GMWB”) losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions and gains related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries. Net investment losses related to derivatives of $28 million during the three months ended June 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses associated with widening of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These losses were partially offset by gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk. Additionally, there were gains associated with our reinsurance embedded derivatives as a result of decreases in long-term interest rates that increased the value of assets held by the reinsurer.

•

We recorded $29 million of higher net gains related to the sale of available-for-sale securities during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We also recorded $15 million of net gains related to securitization entities during the three months ended June 30, 2013 compared to $4 million of net losses during the three months ended June 30, 2012 primarily associated with derivatives. We recorded $19 million of losses related to trading securities during the three months ended June 30, 2013 compared to $32 million of gains during the three months ended June 30, 2012 due to lower unrealized gains offsetting losses on sales of securities.

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

•	Corporate and Other activities decreased $25 million primarily attributable to the sale of our reverse mortgage business on April 1, 2013.

•	Our U.S. Mortgage Insurance segment decreased $20 million from a gain related to the termination of an external reinsurance arrangement in the prior year.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life, long-term care and accident and health insurance, structured settlements and single premium immediate annuities with life contingencies, lifestyle protection insurance and claim costs incurred related to mortgage insurance products.

•

Our U.S. Mortgage Insurance segment decreased $77 million mainly from lower net paid claims principally attributable to a lower inventory of delinquent loans in the current year. Change in reserves also decreased primarily driven by lower new delinquencies and lower reserves on new delinquencies, as well as improved net cures and aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, reserves for prior year delinquencies benefited $14 million during the current year mainly from seasonal cure levels and higher than expected loss mitigation activities.

•	Our International Mortgage Insurance segment decreased $35 million, including a decrease of $1 million attributable to changes in foreign exchange rates. In Australia, losses decreased $17 million primarily as a result of lower new delinquencies in the current year. In addition, paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $13 million primarily driven by lower new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher than other regions. Higher benefits from loss mitigation activities also contributed to the decrease in losses in the current year. Other Countries decreased $5 million from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

•

Our Runoff segment decreased $4 million principally from a decrease in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year.

•

Our U.S. Life Insurance segment increased $3 million. Our long-term care insurance business increased $9 million primarily from the aging and growth of our in-force block, an increase in severity and duration of claims and higher average reserve costs on new claims in the current year. Also included in the increase was a $4 million unfavorable adjustment, partially offset by an increase in claim terminations driven by higher mortality in the current year. In addition, reserves for prior year claims benefited $22 million during the current year mainly from an increase in claim terminations driven by higher mortality. Our fixed annuities business decreased $5 million largely attributable to favorable mortality in the current year. Our life insurance business decreased $1 million primarily related to lower reserves on our term life insurance products as lapses of older policies were partially offset by increased reserves on our new term life insurance product in the current year and from a $5 million unfavorable adjustment in our whole life insurance products from an actuarial system conversion in the prior year that did not recur. These decreases were mostly offset by growth of our term universal and universal life insurance in-force blocks and less favorable mortality in our term universal life insurance product compared to the prior year.

•	Our International Protection segment was flat as overall claims paid declined from a decrease in new claim registrations was offset by lower favorable claim reserve adjustments in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $5 million mainly related to our fixed annuities business from lower crediting rates in a low interest rate environment.

•

Our Runoff segment decreased $5 million related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in average outstanding liabilities.

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

•

Corporate and Other activities decreased $21 million as a result of a decrease of $29 million related to the sale of our reverse mortgage business on April 1, 2013, partially offset by higher net expenses after allocations to our operating segments in the current year.

•

Our International Protection segment decreased $16 million, including a decrease of $1 million attributable to changes in foreign exchange rates, largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative. These decreases were partially offset by a restructuring charge of $4 million in the current year.

•

Our U.S. Life Insurance segment increased $8 million primarily attributable to an increase in our long-term care insurance business of $11 million predominately related to a $7 million restructuring charge in the current year. Our fixed annuities business increased $2 million primarily from a restructuring charge in the current year. Our life insurance business decreased $5 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012 and a restructuring charge of $3 million in the current year.

•

Our International Mortgage Insurance segment was flat as a decrease of $7 million in Canada primarily associated with the elimination of exit fees related to the government guarantee fund in the current year was offset by an increase of $4 million in Australia from higher employee compensation and benefit expenses and an increase of $3 million in Other Countries from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Runoff segment decreased $9 million largely related to lower amortization of deferred acquisition costs in our variable annuity products from favorable equity market performance in the current year, partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs.

•

Our U.S. Life Insurance segment decreased $2 million principally from a decrease in our life insurance business of $4 million primarily from lower amortization of deferred acquisition costs related to less favorable mortality in our term universal life insurance product compared to the prior year. Our fixed annuities business increased $2 million primarily related to higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year. Our long-term care insurance business was flat as the write-off of computer software included in a restructuring charge was offset by lower amortization of deferred acquisition costs related to lower production in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

•

Corporate and Other activities decreased $7 million as a result of the maturity of Genworth Holdings’ senior notes in June 2012 and the repurchase in the fourth quarter of 2012 of $100 million of Genworth Holdings’ senior notes that mature in June 2014.

•

Our International Protection segment decreased $3 million mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year.

Provision for income taxes. The effective tax rate increased to 29.6% for the three months ended June 30, 2013 from 24.8% for the three months ended June 30, 2012. This increase in the effective tax rate was primarily from decreased tax benefits on lower taxed foreign income and tax favored investments in the current year. The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties.

Net income available to Genworth’s common stockholders. We had higher net income available to Genworth’s common stockholders in the current year primarily related to lower losses in our U.S. mortgage insurance business from lower new delinquencies in the current year. This was partially offset by lower net investment income and net investment losses in the current year compared to net investment gains in the prior year. The current year also included a $13 million restructuring charge related to the expense reduction plan announced on June 6, 2013 reflecting severance, outplacement and other associated costs. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change

(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$2,547	$2,408	$139	6%
Net investment income	1,635	1,678	(43)	(3)%
Net investment gains (losses)	(40)	4	(44)	NM (1)
Insurance and investment product fees and other	532	627	(95)	(15)%

Total revenues	4,674	4,717	(43)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,470	2,614	(144)	(6)%
Interest credited	368	389	(21)	(5)%
Acquisition and operating expenses, net of deferrals	846	879	(33)	(4)%
Amortization of deferred acquisition costs and intangibles	259	418	(159)	(38)%
Interest expense	247	226	21	9%

Total benefits and expenses	4,190	4,526	(336)	(7)%

Income from continuing operations before income taxes	484	191	293	153%
Provision for income taxes	149	42	107	NM (1)

Income from continuing operations	335	149	186	125%
Income (loss) from discontinued operations, net of taxes	(14)	39	(53)	(136)%

Net income	321	188	133	71%
Less: net income attributable to noncontrolling interests	77	66	11	17%

Net income available to Genworth Financial, Inc’s common stockholders	$244	$122	$122	100%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our U.S. Life Insurance segment increased $169 million primarily as a result of an increase of $176 million in our life insurance business related to higher ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur, partially offset by our term life insurance products as lapses of older policies outpaced increased premiums of our new term life insurance product in the current year. Our long-term care insurance business increased $13 million mainly attributable to growth of our in-force block from new sales and in-force rate actions, partially offset by $14 million of unfavorable adjustments in the current year. Our fixed annuities business decreased $20 million driven by lower sales of our life-contingent products in the current year.

•

Our International Mortgage Insurance segment increased $2 million, including a decrease of $2 million attributable to changes in foreign exchange rates. In Canada, premiums decreased $8 million mainly from the seasoning of our in-force block of business, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year. In Other Countries, premiums decreased $3 million as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year. In Australia, premiums increased $13 million as a result of the seasoning of our in-force block of business and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

•

Our U.S. Mortgage Insurance segment increased $2 million driven by lower ceded reinsurance premiums related to our captive arrangements and a lower accrual for premium refunds on delinquent loans in the current year. These increases were largely offset by lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012 and lower average insurance in-force.

•

Our International Protection segment decreased $34 million, including an increase of $3 million attributable to changes in foreign exchange rates, primarily due to our runoff clients and lower premium volume driven by continued reduced levels of consumer lending in Europe in the current year.

Net investment income

•

Annualized weighted-average investment yields were 4.7% and 4.8% for the six months ended June 30, 2013 and 2012, respectively. The annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $22 million of lower gains related to limited partnerships. Net investment income for the six months ended June 30, 2013 also included $15 million of higher bond calls and prepayments.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

We recorded $17 million of net other-than-temporary impairments during the six months ended June 30, 2013 compared to $56 million during the six months ended June 30, 2012. Of total impairments during the six months ended June 30, 2013 and 2012, $9 million and $38 million, respectively, related to structured securities, including $4 million and $22 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the six months ended June 30, 2013. Impairments related to corporate securities were $15 million during the six months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

•

Net investment losses related to derivatives of $44 million during the six months ended June 30, 2013 were primarily associated with GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. Additionally, there were gains on credit default swaps where we sold protection to improve diversification and portfolio yield from narrowing credit spreads. Net investment losses related to derivatives of $2 million during the six months ended June 30, 2012 were primarily associated with foreign currency risk and embedded derivatives related to variable annuity products with GMWB riders. There were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from increased volatility. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. In addition, there were gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk.

•

We recorded $14 million of lower net gains related to the sale of available-for-sale securities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We recorded $9 million of losses related to trading securities during the six months ended June 30, 2013 compared to $7 million of gains during the six months ended June 30, 2012 due to lower unrealized gains offsetting losses on sales of securities. We recorded $8 million of lower net gains related to securitization entities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of losses related to trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives.

Insurance and investment product fees and other

•

Our U.S. Life Insurance segment decreased $77 million mainly driven by our life insurance business attributable to $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to a life block transaction in the prior year that did not recur. This decrease was partially offset by an increase in our term universal life insurance in-force block and an unfavorable valuation adjustment in the prior year that did not recur.

•	Our U.S. Mortgage Insurance segment decreased $21 million principally from a gain related to the termination of an external reinsurance arrangement in the prior year.

•	Corporate and Other activities decreased $3 million primarily attributable to lower income related to our reverse mortgage business, which was sold on April 1, 2013.

•

Our Runoff segment increased $6 million mainly attributable to the recapture of a reinsurance agreement related to our corporate-owned life insurance products in the current year, partially offset by lower average account values from outflows of our variable annuity products.

Benefits and other changes in policy reserves

•

Our U.S. Mortgage Insurance segment decreased $190 million primarily driven by lower new delinquencies, as well as lower reserves on new delinquencies, and improved net cures and aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, the decrease in net paid claims was attributable to a lower inventory of delinquent loans. Reserves for prior year delinquencies benefited $56 million during the current year mainly from seasonal cure levels and higher than expected loss mitigation activities. The prior year included a net $9 million portfolio settlement with one of our lenders that did not recur.

•

Our International Mortgage Insurance segment decreased $142 million. Australia decreased $107 million driven by a reserve strengthening of $82 million in the first quarter of 2012 that did not recur and lower new delinquencies in the current year. In the current year, paid claims also decreased as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $24 million driven by lower new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher than other regions. In addition, higher benefits from loss mitigation activities contributed to the decrease in losses in the current year. Other Countries decreased $11 million primarily from the lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

•

Our International Protection segment decreased $2 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily driven by overall lower claims paid from a decrease in new claim registrations, partially offset by lower favorable claim reserve adjustments in the current year.

•	Our Runoff segment decreased $1 million principally from a decrease in our GMDB reserves in our variable annuity products due to favorable equity market performance in the current year.

•

Our U.S. Life Insurance segment increased $191 million primarily attributable to an increase of $198 million in our life insurance business principally related to higher ceded reinsurance as we initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction in the prior year. The increase was also attributable to growth of our term universal and universal life insurance in-force blocks, partially offset by mortality which was favorable to pricing and to the prior year. Our long-term care insurance business increased $36 million primarily from the aging and growth of our in-force block, an increase in severity and duration of claims and higher average reserve costs on new claims in the current year. These increases were partially offset by $5 million of more favorable adjustments and increased claim terminations driven by higher mortality in the current year. In addition, reserves for prior year claims benefited $40 million during the current year mainly from an increase in claim terminations driven by higher mortality. Our fixed annuities business decreased $43 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year.

Interest credited

•	Our U.S. Life Insurance segment decreased $15 million mainly related to a decrease in our fixed annuities business primarily from lower crediting rates in a low interest rate environment.

•

Our Runoff segment decreased $6 million largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in average outstanding liabilities.

Acquisition and operating expenses, net of deferrals

•

Our International Protection segment decreased $33 million, including an increase of $2 million attributable to changes in foreign exchange rates, largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative. These decreases were partially offset by a restructuring charge of $4 million in the current year.

•

Our International Mortgage Insurance segment decreased $7 million, including a decrease of $1 million attributable to changes in foreign exchange rates. Canada decreased $14 million mainly related the elimination of exit fees related to the government guarantee fund in the current year. Australia increased $5 million primarily from higher employee compensation and benefit expenses in the current year. Other Countries increased $2 million primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year.

•

Corporate and Other activities decreased $4 million as a result of a decrease of $6 million associated with our reverse mortgage business which was sold on April 1, 2013, partially offset by higher net expenses after allocations to our operating segments in the current year.

•

Our U.S. Mortgage Insurance segment increased $7 million primarily from a settlement of $4 million related to the Civil Investigative Demand with the CFPB to end its review of industry captive reinsurance arrangements and higher operating expenses in the current year.

•	Our U.S. Life Insurance segment increased $2 million primarily attributable to our long-term care insurance business which increased $7 million predominately from a restructuring charge in the current year. Our fixed annuities business increased $5 million largely from a favorable adjustment of $4 million associated with guarantee funds in the prior year that did not recur and a restructuring charge in the current year, partially offset by lower sales in the current year. Our life insurance business decreased $10 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012 and a restructuring charge of $3 million in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our U.S. Life Insurance segment decreased $138 million mainly related to our life insurance business from the initial write-off of $142 million of deferred acquisition costs associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur. Our fixed annuities business decreased $5 million primarily related to lower amortization of deferred acquisition costs attributable to lower production in the current year, partially offset by higher net investment gains in the current year. Our long-term care insurance business increased $3 million largely from growth of our in-force block and the write-off of computer software included in a restructuring charge in the current year.

•

Our Runoff segment decreased $18 million related our variable annuity products primarily from favorable equity market performance in the current year, partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs and less favorable unlockings of $3 million related to surrenders in the current year.

•	Our International Protection segment decreased $4 million mainly as a result of lower premium volume in the current year.

Interest expense

•

Our U.S. Life Insurance segment increased $11 million driven by our life insurance business largely related to a $20 million favorable adjustment in the prior year related to the Tax Matters Agreement with our former parent company that did not recur. This increase was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the prior year that did not recur.

•

Corporate and Other activities increased $11 million primarily from a favorable adjustment of $20 million in the prior year that did not recur related to the Tax Matters Agreement with our former parent company and a debt issuance in March 2012. These increases were partially offset by the maturity of Genworth Holdings’ senior notes in June 2012 and the repurchase in the fourth quarter of 2012 of $100 million of Genworth Holdings’ senior notes that mature in June 2014.

Provision for income taxes. The effective tax rate increased to 30.8% for the six months ended June 30, 2013 from 22.0% for the six months ended June 30, 2012. This increase in the effective tax rate was primarily from decreased tax benefits on lower taxed foreign income and tax favored investments in the current year. The six months ended June 30, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. We had higher net income available to Genworth Financial, Inc.’s common stockholders in the current year primarily related to significantly lower losses in our U.S. Mortgage Insurance segment in the current year and an increase in our variable annuities from favorable equity market performance in the current year. The prior year also included $41 million of net losses related to life block transactions completed by our life insurance business and a reserve strengthening in our Australian mortgage insurance business that did not recur. These increases were partially offset by a $13 million restructuring charge in the current year related to the expense reduction plan announced on June 6, 2013 reflecting severance, outplacement and other associated costs. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2013 was a decrease of $2 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income

We had net operating income for the three months ended June 30, 2013 of $133 million compared to $67 million for the three months ended June 30, 2012. We had net operating income for the six months ended June 30, 2013 of $284 million compared to $84 million for the six months ended June 30, 2012. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual items excluded from net operating income during the periods presented other than a $13 million after-tax expense recorded in the second quarter of 2013 related to restructuring costs. In June 2013, we announced an expense reduction plan as we continue to work on improving the operating performance of our businesses resulting in a pre-tax non-operating charge of $20 million reflecting severance, outplacement and other associated costs. This plan eliminated approximately 400 positions, including 150 open positions that will not be filled, and will reduce related information technology and program spend.

While some of these items may be significant components of net income available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income, and measures that are derived from or incorporate net operating income, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses net operating income as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from net operating income have occurred in the past and could, and in some cases will, recur in the future. Net operating income is not a substitute for net income available to Genworth Financial, Inc.’s common stockholders determined in accordance with U.S. GAAP. In addition, our definition of net operating income may differ from the definitions used by other companies.

The following table includes a reconciliation of net income to net operating income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Net income	$180	$109	$321	$188
Less: net income attributable to noncontrolling interests	39	33	77	66

Net income available to Genworth Financial, Inc.’s common stockholders	141	76	244	122
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(15)	18	13	1
(Income) loss from discontinued operations, net of taxes	(6)	(27)	14	(39)
Expenses related to restructuring, net of taxes	13	—	13	—

Net operating income	$133	$67	$284	$84

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2013	2012	2013	2012
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.27	$0.10	$0.52	$0.17

Diluted	$0.27	$0.10	$0.52	$0.17

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.29	$0.16	$0.49	$0.25

Diluted	$0.28	$0.16	$0.49	$0.25

Net operating income per common share:
Basic	$0.27	$0.14	$0.58	$0.17

Diluted	$0.27	$0.14	$0.57	$0.17

Weighted-average common shares outstanding:
Basic	493.4	491.5	492.9	491.4

Diluted	497.5	493.9	497.2	494.8

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss). See note 8 in our “—Notes to Condensed Consolidated Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income available to Genworth Financial, Inc.’s common stockholders.

Management’s discussion and analysis by segment contains selected operating performance measures including “sales” and “insurance in-force” or “risk in-force” which are commonly used in the insurance industry as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life and long-term care insurance products; (2) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (3) 10% of premium deposits for linked-benefits products; (4) new and additional premiums/deposits for fixed annuities; (5) new insurance written for mortgage insurance; and (6) written premiums and deposits, gross of ceded reinsurance and cancellations, and premium equivalents, where we earn a fee for administrative services only business, for our lifestyle protection insurance business. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums/deposits, premium equivalents, new premiums/deposits, written premiums and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports insurance in-force and risk in-force. Insurance in-force for our life, international mortgage and U.S. mortgage insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For risk in-force in our international mortgage insurance business, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. We consider insurance in-force and risk in-force to be a measure of our operating performance because they represent a measure of the size of our business at a specific date which will generate revenues and profits in a future period, rather than a measure of our revenues or profitability during that period.

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

U.S. Life Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net operating income:
U.S. Life Insurance segment:
Life insurance	$27	$30	$(3)	(10)%	$63	$36	$27	75%
Long-term care insurance	26	14	12	86%	46	49	(3)	(6)%
Fixed annuities	26	20	6	30%	55	43	12	28%

U.S. Life Insurance segment	79	64	15	23%	164	128	36	28%

Total net operating income	79	64	15	23%	164	128	36	28%
Adjustments to net operating income:
Net investment gains (losses), net of taxes and other adjustments	10	(11)	21	191%	2	(17)	19	112%
Expenses related to restructuring, net of taxes	(9)	—	(9)	NM (1)	(9)	—	(9)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$80	$53	$27	51%	$157	$111	$46	41%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$738	$733	$5	1%
Net investment income	658	651	7	1%
Net investment gains (losses)	17	(21)	38	181%
Insurance and investment product fees and other	190	192	(2)	(1)%

Total revenues	1,603	1,555	48	3%

Benefits and expenses:
Benefits and other changes in policy reserves	1,041	1,038	3	—%
Interest credited	155	160	(5)	(3)%
Acquisition and operating expenses, net of deferrals	177	169	8	5%
Amortization of deferred acquisition costs and intangibles	80	82	(2)	(2)%
Interest expense	24	24	—	—%

Total benefits and expenses	1,477	1,473	4	—%

Income from continuing operations before income taxes	126	82	44	54%
Provision for income taxes	46	29	17	59%

Income from continuing operations	80	53	27	51%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(10)	11	(21)	(191)%
Expenses related to restructuring, net of taxes	9	—	9	NM (1)

Net operating income	$79	$64	$15	23%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Life insurance	$27	$30	$(3)	(10)%
Long-term care insurance	26	14	12	86%
Fixed annuities	26	20	6	30%

Total net operating income	$79	$64	$15	23%

Net operating income

•

Our life insurance business decreased $3 million principally related to our term life insurance products as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums on new policies in the current year. Higher mortality in our term universal life insurance product that we no longer offer also contributed to the decrease in the current year. The mortality experience was in line with our pricing expectations but not as favorable as the prior year. These decreases were partially offset by a $3 million unfavorable adjustment in the prior year in our whole life insurance products from an actuarial system conversion that did not recur.

•

Our long-term care insurance business increased $12 million largely attributable to in-force rate actions and increased claim terminations driven by higher mortality in the current year. These increases were partially offset by an increase in severity and duration of claims, higher average reserve costs on new claims and lower investment yields.

•	Our fixed annuities business increased $6 million primarily related to favorable mortality and lower interest credited in the current year.

Revenues

Premiums

•

Our life insurance business decreased $16 million primarily related to our term life insurance products as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums of our new term life insurance product in the current year.

•	Our long-term care insurance business increased $21 million mainly attributable to growth of our in-force block from new sales and in-force rate actions.

Net investment income

•

Our life insurance business increased $3 million due primarily to higher average invested assets, partially offset by lower reinvestment yields and $2 million of lower gains from limited partnerships in the current year.

•

Our long-term care insurance business increased $11 million largely from an increase in average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields and $6 million of lower gains from limited partnerships in the current year.

•

Our fixed annuities business decreased $7 million primarily attributable to lower reinvestment yields and lower gains of $3 million from limited partnerships in the current year, partially offset by higher bond calls and prepayments of $7 million in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

In the current year, net investment gains of $9 million in our life insurance business were primarily related to net gains from the sale of investment securities. Net investment losses of $9 million in the prior year were mainly from impairments.

•

Our long-term care insurance business had $2 million of net investment losses in the current year primarily from impairments and net losses from the sale of investment securities. In the prior year, net gains from the sale of investment securities were offset by impairments and derivative losses.

•

In the current year, net investment gains of $10 million in our fixed annuities business were primarily related to net gains from the sale of investment securities and derivative gains, partially offset by impairments. Net investment losses of $12 million in the prior year were predominately from impairments.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business decreased $1 million primarily related to lower reserves on our term life insurance products as lapses of older policies were partially offset by increased reserves on our new term life insurance product in the current year and from a $5 million unfavorable adjustment in our whole life insurance products from an actuarial system conversion in the prior year that did not recur. These decreases were mostly offset by growth of our term universal and universal life insurance in-force blocks and higher mortality in our term universal life insurance product that while still in line with pricing expectations was less favorable than in the prior year.

•

Our long-term care insurance business increased $9 million primarily from the aging and growth of our in-force block, an increase in severity and duration of claims and higher average reserve costs on new claims in the current year. Also included in the increase was a $4 million unfavorable adjustment, partially offset by an increase in claim terminations driven by higher mortality in the current year. In addition, reserves for prior year claims benefited $22 million during the current year mainly from an increase in claim terminations driven by higher mortality.

•	Our fixed annuities business decreased $5 million largely attributable to favorable mortality in the current year.

Interest credited. The decrease in interest credited was principally related to our fixed annuities business driven by lower crediting rates in a low interest rate environment in the current year.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $5 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012 and a restructuring charge of $3 million in the current year.

•	Our long-term care insurance business increased $11 million predominately related to a $7 million restructuring charge in the current year.

•	Our fixed annuities business increased $2 million primarily from a restructuring charge in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $4 million primarily from lower amortization of deferred acquisition costs related to less favorable mortality in our term universal life insurance product compared to the prior year.

•

Our long-term care insurance business was flat as the write-off of computer software included in a restructuring charge was offset by lower amortization of deferred acquisition costs related to lower production in the current year.

•	Our fixed annuities business increased $2 million primarily related to higher amortization of deferred acquisition costs attributable to higher net investment gains in the current year.

Provision for income taxes. The effective tax rate increased to 36.5% for the three months ended June 30, 2013 from 35.4% for the three months ended June 30, 2012. The increase in the effective tax rate was primarily attributable to state income taxes.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$1,445	$1,276	$169	13%
Net investment income	1,296	1,289	7	1%
Net investment gains (losses)	5	(23)	28	122%
Insurance and investment product fees and other	378	455	(77)	(17)%

Total revenues	3,124	2,997	127	4%

Benefits and expenses:
Benefits and other changes in policy reserves	2,015	1,824	191	10%
Interest credited	307	322	(15)	(5)%
Acquisition and operating expenses, net of deferrals	340	338	2	1%
Amortization of deferred acquisition costs and intangibles	167	305	(138)	(45)%
Interest expense	47	36	11	31%

Total benefits and expenses	2,876	2,825	51	2%

Income from continuing operations before income taxes	248	172	76	44%
Provision for income taxes	91	61	30	49%

Income from continuing operations	157	111	46	41%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(2)	17	(19)	(112)%
Expenses related to restructuring, net of taxes	9	—	9	NM (1)

Net operating income	$164	$128	$36	28%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Life insurance	$63	$36	$27	75%
Long-term care insurance	46	49	(3)	(6)%
Fixed annuities	55	43	12	28%

Total net operating income	$164	$128	$36	28%

Net operating income

•

Our life insurance business increased $27 million principally from a $41 million net loss related to a life block transaction in the prior year that did not recur. The increase was also driven by mortality which was favorable to pricing and to the prior year. These increases were partially offset by a

$13 million favorable adjustment related to the Tax Matters Agreement with our former parent company in the prior year that did not recur.

•

Our long-term care insurance business decreased $3 million principally attributable to an increase in severity and duration of claims, higher average reserve costs on new claims, lower investment yields and $5 million of less favorable adjustments in the current year. These decreases were partially offset by in-force rate actions and increased claim terminations driven by higher mortality in the current year.

•

Our fixed annuities business increased $12 million primarily related to favorable mortality in the current year, partially offset by a $3 million favorable adjustment associated with guarantee funds in the prior year that did not recur.

Revenues

Premiums

•

Our life insurance business increased $176 million primarily related to higher ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur, partially offset by our term life insurance products as lapses of older policies outpaced increased premiums of our new term life insurance product in the current year.

•

Our long-term care insurance business increased $13 million mainly attributable to growth of our in-force block from new sales and in-force rate actions, partially offset by $14 million of unfavorable adjustments in the current year.

•	Our fixed annuities business decreased $20 million primarily driven by lower sales of our life-contingent products in the current year.

Net investment income

•

Our life insurance business increased $5 million primarily from higher average invested assets and higher bond calls and prepayments of $3 million in the current year, partially offset by lower reinvestment yields and $2 million of lower gains from limited partnerships in the current year.

•

Our long-term care insurance business increased $20 million largely from an increase in average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields and $10 million of lower gains from limited partnerships in the current year.

•

Our fixed annuities business decreased $18 million primarily attributable to lower reinvestment yields and lower gains of $6 million from limited partnerships in the current year, partially offset by higher bond calls and prepayments of $9 million in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•

In the current year, net investment gains of $5 million in our life insurance business were primarily related to net gains from the sale of investment securities, partially offset by impairments. Net investment losses of $14 million in the prior year were mainly from impairments and net losses from the sale of investment securities.

•	Net investment losses in our long-term care insurance business increased $3 million largely from lower derivative gains, partially offset by lower impairments in the current year.

•

In the current year, net investment gains of $5 million in our fixed annuities business were primarily related to net gains from the sale of investment securities and derivative gains, partially offset by impairments. Net investment losses of $7 million in the prior year were predominately from impairments, partially offset by derivative gains.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business related predominately to $88 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to a life block transaction in the prior year that did not recur. This decrease was partially offset by an increase in our term universal life insurance in-force block and an unfavorable valuation adjustment in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $198 million. In the prior year, we initially ceded $209 million of certain term life insurance reserves under a reinsurance treaty as part of a life block transaction. The increase was also attributable to growth of our term universal and universal life insurance in-force blocks, partially offset by mortality which was favorable to pricing and to the prior year.

•

Our long-term care insurance business increased $36 million primarily from the aging and growth of our in-force block, an increase in severity and duration of claims and higher average reserve costs on new claims in the current year. These increases were partially offset by $5 million of more favorable adjustments and increased claim terminations driven by higher mortality in the current year. In addition, reserves for prior year claims benefited $40 million during the current year mainly from an increase in claim terminations driven by higher mortality.

•	Our fixed annuities business decreased $43 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year.

Interest credited. The decrease in interest credited was principally related to our fixed annuities business driven by lower crediting rates in a low interest rate environment in the current year.

Acquisition and operating expenses, net of deferrals

•

Our life insurance business decreased $10 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012 and a restructuring charge of $3 million in the current year.

•	Our long-term care insurance business increased $7 million predominately from a $7 million restructuring charge.

•

Our fixed annuities business increased $5 million largely from a favorable adjustment of $4 million associated with guarantee funds in the prior year that did not recur and a restructuring charge in the current year, partially offset by lower sales in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business decreased $136 million primarily from the initial write-off of $142 million of deferred acquisition costs associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur.

•	Our long-term care insurance business increased $3 million largely from growth of our in-force block and the write-off of computer software included in a restructuring charge in the current year.

•

Our fixed annuities business decreased $5 million primarily related to lower amortization of deferred acquisition costs attributable to lower production in the current year, partially offset by higher net investment gains in the current year.

Interest expense. Interest expense increased driven by our life insurance business largely related to a $20 million favorable adjustment in the prior year related to the Tax Matters Agreement with our former parent company that did not recur. This increase was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased to 36.7% for the six months ended June 30, 2013 from 35.5% for the six months ended June 30, 2012. The increase in the effective tax rate was primarily attributable to state income taxes.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Term and whole life insurance
Net earned premiums	$173	$189	$(16)	(8)%	$354	$178	$176	99%
Sales	4	—	4	NM (1)	8	—	8	NM (1)
Term universal life insurance
Net deposits	$73	$73	$—	—%	$143	$137	$6	4%
Sales	—	32	(32)	(100)%	1	63	(62)	(98)%
Universal life insurance
Net deposits	$127	$183	$(56)	(31)%	$272	$357	$(85)	(24)%
Sales:
Universal life insurance	5	19	(14)	(74)%	14	35	(21)	(60)%
Linked-benefits	3	3	—	—%	5	6	(1)	(17)%
Total life insurance
Net earned premiums and deposits	$373	$445	$(72)	(16)%	$769	$672	$97	14%
Sales:
Term life insurance	4	—	4	NM (1)	8	—	8	NM (1)
Term universal life insurance	—	32	(32)	(100)%	1	63	(62)	(98)%
Universal life insurance	5	19	(14)	(74)%	14	35	(21)	(60)%
Linked-benefits	3	3	—	—%	5	6	(1)	(17)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of June 30,		Percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Term and whole life insurance
Life insurance in-force, net of reinsurance	$336,008	$387,333	(13)%
Life insurance in-force before reinsurance	528,874	554,019	(5)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$134,868	$119,687	13%
Life insurance in-force before reinsurance	135,937	127,640	7%
Universal life insurance
Life insurance in-force, net of reinsurance	$43,773	$43,232	1%
Life insurance in-force before reinsurance	50,558	50,083	1%
Total life insurance
Life insurance in-force, net of reinsurance	$514,649	$550,252	(6)%
Life insurance in-force before reinsurance	715,369	731,742	(2)%

Term and whole life insurance

Net earned premiums decreased for the three months ended June 30, 2013 primarily as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums of our new term life insurance product in the current year. Net earned premiums increased for the six months ended June 30, 2013 primarily related to higher ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur, partially offset by our term life insurance products as lapses of older policies outpaced increased premiums of our new term life insurance product in the current year. Sales of our term life insurance products increased because we began offering these products in the fourth quarter of 2012. Our life insurance in-force decreased from the runoff of our term life insurance products issued prior to resuming sales in the fourth quarter of 2012 and the runoff of our whole life insurance products.

Term universal life insurance

Our life insurance in-force has increased due to growth of this product prior to the fourth quarter of 2012 when we discontinued sales of this product which resulted in lower sales in the current year and flat net deposits for the three months ended June 30, 2013.

Universal life insurance

Net deposits and sales decreased from our modification and re-pricing of certain product offerings that we announced in the fourth quarter of 2012 in response to regulatory changes.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net earned premiums:
Individual long-term care insurance	$529	$512	$17	3%	$1,019	$1,016	$3	—%
Group long-term care insurance	21	17	4	24%	44	34	10	29%

Total	$550	$529	$21	4%	$1,063	$1,050	$13	1%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$38	$53	$(15)	(28)%	$73	$98	$(25)	(26)%
Group long-term care insurance	5	7	(2)	(29)%	10	10	—	—%

Total	$43	$60	$(17)	(28)%	$83	$108	$(25)	(23)%

Loss ratio (1)	67%	71%	(4)%		67%	67%	—%

(1)

In the second quarter of 2013, we revised our methodology for calculating tabular interest to a policy level calculation which impacted the reported loss ratio. The change in the calculation for tabular interest had no impact on reserves, benefits or net operating income as it reflected a reclassification between components of the total change in policy reserves. Tabular interest is one of several components that make up the total change in policy reserves. The loss ratio for the prior period has been adjusted lower by three points to approximate the new calculation for tabular interest to make prior period more comparable with the current calculation.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and six months ended June 30, 2013 compared to the prior year mainly attributable to growth of our in-force block from new sales and in-force rate actions. The six months ended June 30, 2013 also included $14 million of unfavorable adjustments.

Sales decreased principally from changes in pricing and product options previously announced.

The loss ratio decreased for the three months ended June 30, 2013 compared to the prior year largely attributable to an increase in claim terminations driven by higher mortality in the current year and higher premiums from growth of our in-force block and in-force rate actions. These decreases were partially offset by an increase in severity and duration of claims and higher average reserve costs on new claims in the current year. In addition, reserves for prior year claims benefited $22 million during the three months ended June 30, 2013 mainly from an increase in claim terminations driven by higher mortality.

The loss ratio was flat for the six months ended June 30, 2013 compared to the prior year as an increase in claim terminations driven by higher mortality in the current year and higher premiums from growth of our in-force block and in-force rate actions were offset by an increase in severity and duration of claims, higher average reserve costs on new claims and $9 million of less favorable adjustments in the current year. In addition, reserves for prior year claims benefited $40 million during the six months ended June 30, 2013 mainly from an increase in claim terminations driven by higher mortality.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Single Premium Deferred Annuities
Account value, beginning of period	$10,881	$10,849	$11,038	$10,831
Deposits	166	286	234	550
Surrenders, benefits and product charges	(281)	(314)	(583)	(644)

Net flows	(115)	(28)	(349)	(94)
Interest credited	76	83	153	167

Account value, end of period	$10,842	$10,904	$10,842	$10,904

Single Premium Immediate Annuities
Account value, beginning of period	$6,319	$6,404	$6,442	$6,433
Premiums and deposits	71	81	136	187
Surrenders, benefits and product charges	(228)	(235)	(463)	(472)

Net flows	(157)	(154)	(327)	(285)
Interest credited	72	77	145	155
Effect of accumulated net unrealized investment gains (losses)	(224)	100	(250)	124

Account value, end of period	$6,010	$6,427	$6,010	$6,427

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,101	$1,107	$1,101	$1,107
Surrenders, benefits and product charges	(18)	(16)	(33)	(30)

Net flows	(18)	(16)	(33)	(30)
Interest credited	14	15	29	29

Account value, net of reinsurance, end of period	$1,097	$1,106	$1,097	$1,106

Total premiums from fixed annuities	$15	$15	$28	$48

Total deposits from fixed annuities	$222	$352	$342	$689

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders outpaced deposits and interest credited. Sales have decreased driven by the continued low interest rate environment and our pricing in the current year to manage returns, risk and capital.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits and net unrealized investment losses exceeded premiums and deposits and interest credited. Sales continued to be pressured given the low interest rate environment and other market conditions.

Structured Settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$43	$41	$2	5%	$85	$78	$7	9%
Australia	55	44	11	25%	101	23	78	NM (1)
Other Countries	(9)	(9)	—	—%	(16)	(18)	2	11%

International Mortgage Insurance segment	89	76	13	17%	170	83	87	105%

U.S. Mortgage Insurance segment	13	(25)	38	152%	34	(69)	103	149%

Total net operating income	102	51	51	100%	204	14	190	NM (1)
Adjustments to net operating income:
Net investment gains (losses), net of taxes and other adjustments	5	7	(2)	(29)%	6	24	(18)	(75)%
Expenses related to restructuring, net of taxes	(1)	—	(1)	NM (1)	(1)	—	(1)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$106	$58	$48	83%	$209	$38	$171	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$251	$256	$(5)	(2)%
Net investment income	85	94	(9)	(10)%
Net investment gains (losses)	13	11	2	18%
Insurance and investment product fees and other	—	—	—	—%

Total revenues	349	361	(12)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	80	115	(35)	(30)%
Acquisition and operating expenses, net of deferrals	61	61	—	—%
Amortization of deferred acquisition costs and intangibles	17	16	1	6%
Interest expense	8	8	—	—%

Total benefits and expenses	166	200	(34)	(17)%

Income from continuing operation before income taxes	183	161	22	14%
Provision for income taxes	51	45	6	13%

Income from continuing operations	132	116	16	14%
Less: net income attributable to noncontrolling interests	39	33	6	18%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	93	83	10	12%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(5)	(7)	2	(29)%
Expenses related to restructuring, net of taxes	1	—	1	NM (1)

Net operating income	$89	$76	$13	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Canada	$43	$41	$2	5%
Australia	55	44	11	25%
Other Countries	(9)	(9)	—	—%

Total net operating income	$89	$76	$13	17%

Net operating income

•	The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business increased as lower losses and operating expenses were partially offset by lower premiums and net investment income in the current year.

•	Our Australian mortgage insurance business increased primarily from lower losses and higher premiums, partially offset by lower investment income and higher operating expenses in the current year.

•	Other Countries’ net operating loss was flat as lower losses were offset by higher operating expenses and lower premiums in the current year.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $7 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily driven by the seasoning of our in-force block of business, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year.

•

Our Australian mortgage insurance business increased $3 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

Net investment income. The decrease in net investment income was due to lower reinvestment yields in Canada, Australia and Other Countries, partially offset by higher average invested assets in Canada and Australia. The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates in Canada.

Net investment gains (losses). The increase was primarily from higher net investment gains from the sale of securities in Canada.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $13 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher than other regions. Higher benefits from ongoing loss mitigation activities also contributed to the decrease in losses in the current year.

•

Our Australian mortgage insurance business decreased $17 million primarily driven by lower new delinquencies in the current year. In addition, paid claims decreased in the current year as a result of a decrease in both the number of claims and the average claim payment.

•	Other Countries decreased $5 million primarily from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $7 million primarily from the elimination of exit fees related to the government guarantee fund in the current year.

•

Our Australian mortgage insurance business increased $4 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from higher employee compensation and benefit expenses in the current year.

•	Other Countries increased $3 million primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year.

Provision for income taxes. The effective tax rate decreased slightly to 27.9% for the three months ended June 30, 2013 from 28.0% for the three months ended June 30, 2012. The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$505	$503	$2	—%
Net investment income	173	191	(18)	(9)%
Net investment gains (losses)	16	13	3	23%

Total revenues	694	707	(13)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	180	322	(142)	(44)%
Acquisition and operating expenses, net of deferrals	113	120	(7)	(6)%
Amortization of deferred acquisition costs and intangibles	33	33	—	—%
Interest expense	17	18	(1)	(6)%

Total benefits and expenses	343	493	(150)	(30)%

Income from continuing operations before income taxes	351	214	137	64%
Provision for income taxes	99	58	41	71%

Income from continuing operations	252	156	96	62%
Less: net income attributable to noncontrolling interests	77	66	11	17%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	175	90	85	94%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(6)	(7)	1	14%
Expenses related to restructuring, net of taxes	1	—	1	NM (1)

Net operating income	$170	$83	$87	105%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Canada	$85	$78	$7	9%
Australia	101	23	78	NM (1)
Other Countries	(16)	(18)	2	11%

Total net operating income	$170	$83	$87	105%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

•	The six months ended June 30, 2013 included a decrease of $2 million attributable to changes in foreign exchange rates.

•	Our Canadian mortgage insurance business increased primarily from lower losses and operating expenses, partially offset by lower premiums and net investment income in the current year.

•

Our Australian mortgage insurance business increased primarily from higher premiums and lower losses as the prior year included a reserve strengthening that did not recur, partially offset by lower net investment income and higher operating expenses.

•	Other Countries’ net operating loss decreased primarily from the lower losses, partially offset by lower premiums and net investment income in the current year.

Revenues

Premiums

•

Our Canadian mortgage insurance business decreased $8 million, including a decrease of $1 million attributable to changes in foreign exchange rates, principally from the seasoning of our in-force block of business, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year.

•

Our Australian mortgage insurance business increased $13 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

•	Other Countries decreased $3 million primarily as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year.

Net investment income. The decrease in net investment income was due to lower reinvestment yields in Canada, Australia and Other Countries, partially offset by higher average invested assets in Canada and Australia.

Net investment gains (losses)

•	Our Canadian mortgage insurance business increased $9 million from higher net investment gains from the sale of securities in the current year.

•	Other Countries decreased $7 million primarily from lower net investment gains from the sale of securities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our Canadian mortgage insurance business decreased $24 million primarily driven by lower new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher than other regions. Higher benefits from loss mitigation activities also contributed to the decrease in losses in the current year.

•

Our Australian mortgage insurance business decreased $107 million primarily driven by a reserve strengthening in the prior year that did not recur and lower new delinquencies in the current year. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 books of business which have a higher concentration of self-employed borrowers. In the current year, paid claims decreased as a result of a decrease in both the number of claims and the average claim payment.

•	Other Countries decreased $11 million primarily from the lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $14 million primarily from the elimination of exit fees related to the government guarantee fund in the current year.

•

Our Australian mortgage insurance business increased $5 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from higher employee compensation and benefit expenses in the current year.

•	Other Countries increased $2 million primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year.

Provision for income taxes. The effective tax rate increased to 28.2% for the six months ended June 30, 2013 from 27.1% for the six months ended June 30, 2012. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The six months ended June 30, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Primary insurance in-force:
Canada	$285,200	$281,700	$3,500	1%
Australia	266,500	286,200	(19,700)	(7)%
Other Countries	31,300	31,400	(100)	—%

Total	$583,000	$599,300	$(16,300)	(3)%

Risk in-force:
Canada	$99,800	$98,600	$1,200	1%
Australia	93,300	100,200	(6,900)	(7)%
Other Countries (1)	4,200	4,300	(100)	(2)%

Total	$197,300	$203,100	$(5,800)	(3)%

(1)	Risk in-force as of June 30, 2013 and 2012 excluded $250 million and $154 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
New insurance written:
Canada	$11,100	$18,800	$(7,700)	(41)%	$16,800	$22,800	$(6,000)	(26)%
Australia	9,600	8,500	1,100	13%	17,500	16,500	1,000	6%
Other Countries	400	500	(100)	(20)%	800	800	—	—%

Total	$21,100	$27,800	$(6,700)	(24)%	$35,100	$40,100	$(5,000)	(12)%

Net premiums written:
Canada	$134	$175	$(41)	(23)%	$218	$254	$(36)	(14)%
Australia	132	103	29	28%	249	205	44	21%
Other Countries	7	7	—	—%	12	13	(1)	(8)%

Total	$273	$285	$(12)	(4)%	$479	$472	$7	1%

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and six months ended June 30, 2013 and 2012, this factor was 35%.

Primary insurance in-force and risk in-force increased in Canada primarily as a result of flow new insurance written and bulk transactions in the current year. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force in Australia also increased mainly as a result of flow new insurance written driven by improved housing affordability as interest rates remained low and declined further in the current year. In Other

Countries, the decrease was mainly attributable to ongoing loss mitigation activities in Europe. As of June 30, 2013, primary insurance in-force and risk in-force included decreases of $41.5 billion and $14.7 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

For the three and six months ended June 30, 2013, new insurance written in Canada decreased primarily as a result of lower bulk transactions in the current year. Flow new insurance written in Canada also declined mainly attributable to a smaller mortgage originations market, particularly for high loan-to-value refinance transactions as a result of the changes to mortgage insurance eligibility rules under the government guarantee which took effect in July 2012. In Australia, the increase in new insurance written for the three and six months ended June 30, 2013 was mainly attributable to a larger high loan-to-value mortgage originations market driven by improved housing affordability as interest rates remained low in the current year. Higher bulk transactions in the current year also contributed to the increase in new insurance written in Australia. For the three months ended June 30, 2013, new insurance written in Other Countries declined marginally due to lower volume from existing lenders in Europe. For the six months ended June 30, 2013, new insurance written in Other Countries was flat in Europe as the mortgage originations market continues to be pressured by high unemployment rates and a weak economic environment. The three and six months ended June 30, 2013 included a decrease of $300 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2013, our unearned premium reserves were $2,780 million, including a decrease of $200 million attributable to changes in foreign exchange rates, compared to $2,902 million as of June 30, 2012. Excluding the effects of foreign exchange, unearned premium reserves were slightly higher as premiums from new business volume were mostly offset by the seasoning of our older in-force blocks of business.

For the three and six months ended June 30, 2013, net premiums written in Australia increased primarily from higher flow volume and higher flow premium rates. In Canada, net premiums written decreased during the three and six months ended June 30, 2013 primarily from lower flow volume attributable to a smaller mortgage originations market and lower bulk transactions in the current year. The three and six months ended June 30, 2013 included decreases of $4 million and $3 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Loss ratio:
Canada	25%	32%	(7)%	28%	35%	(7)%
Australia	35%	54%	(19)%	41%	101%	(60)%
Other Countries	110%	129%	(19)%	100%	129%	(29)%
Total	32%	45%	(13)%	36%	64%	(28)%
Expense ratio:
Canada	23%	22%	1%	28%	30%	(2)%
Australia	25%	29%	(4)%	26%	29%	(3)%
Other Countries	177%	131%	46%	176%	146%	30%
Total	28%	27%	1%	30%	33%	(3)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

Loss ratio

For the three months ended June 30, 2013, the loss ratio in Australia decreased driven by lower new delinquencies in the current year. In addition, paid claims decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. For the six months ended June 30, 2013, the loss ratio in Australia decreased primarily attributable to a reserve strengthening in the prior year that did not recur and lower new delinquencies in the current year. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 books of business which have a higher concentration of self-employed borrowers.

The loss ratio in Canada for the three and six months ended June 30, 2013 decreased primarily as a result of lower new delinquencies, net of cures, particularly from Alberta where the severity on paid claims has been higher than other regions. Higher benefits from loss mitigation activities also contributed to the decrease in the loss ratio in the current year.

In Other Countries, the loss ratio decreased for the three and six months ended June 30, 2013 as a result of lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year. These decreases were partially offset by lower earned premiums in the current year.

Expense ratio

For the three months ended June 30, 2013, the marginal increase in the overall expense ratio was primarily attributable to lower net premiums written. In Canada, the expense ratio increased slightly as the impact of lower net premiums written was not fully offset by lower operating expenses that primarily resulted from the elimination of exit fees related to the government guarantee fund in the current year. The expense ratio in Australia decreased as a result of higher net premiums written, partially offset by higher employee compensation and benefit expenses in the current year. In Other Countries, the expense ratio increased primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year.

For the six months ended June 30, 2013, the decrease in the overall expense ratio was primarily attributable to lower operating expenses. In Canada, the expense ratio decreased as lower operating expenses primarily driven by the elimination of exit fees related to the government guarantee fund in the current year more than offset the impact of lower net premiums written. The expense ratio in Australia decreased as a result of higher net premiums written, partially offset by higher employee compensation and benefit expenses in the current year. In Other Countries, the expense ratio increased from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year, and lower net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
Canada:
Primary insured loans in-force	1,464,060	1,502,858	1,452,408
Delinquent loans	1,778	2,153	2,408
Percentage of delinquent loans (delinquency rate)	0.12%	0.14%	0.17%
Flow loan in-force	1,151,957	1,126,468	1,091,543
Flow delinquent loans	1,562	1,924	2,125
Percentage of flow delinquent loans (delinquency rate)	0.14%	0.17%	0.19%
Bulk loans in-force	312,103	376,390	360,865
Bulk delinquent loans	216	229	283
Percentage of bulk delinquent loans (delinquency rate)	0.07%	0.06%	0.08%

Australia:
Primary insured loans in-force	1,459,376	1,440,719	1,449,648
Delinquent loans	5,820	5,851	7,527
Percentage of delinquent loans (delinquency rate)	0.40%	0.41%	0.52%
Flow loan in-force	1,330,157	1,311,052	1,304,944
Flow delinquent loans	5,513	5,567	7,253
Percentage of flow delinquent loans (delinquency rate)	0.41%	0.42%	0.56%
Bulk loans in-force	129,219	129,667	144,704
Bulk delinquent loans	307	284	274
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.22%	0.19%

Other Countries:
Primary insured loans in-force	194,634	199,914	207,670
Delinquent loans	12,091	12,443	12,431
Percentage of delinquent loans (delinquency rate)	6.21%	6.22%	5.99%
Flow loan in-force	139,928	141,589	143,614
Flow delinquent loans	8,087	8,537	8,443
Percentage of flow delinquent loans (delinquency rate)	5.78%	6.03%	5.88%
Bulk loans in-force	54,706	58,325	64,056
Bulk delinquent loans	4,004	3,906	3,988
Percentage of bulk delinquent loans (delinquency rate)	7.32%	6.70%	6.23%

Total:
Primary insured loans in-force	3,118,070	3,143,491	3,109,726
Delinquent loans	19,689	20,447	22,366
Percentage of delinquent loans (delinquency rate)	0.63%	0.65%	0.72%
Flow loan in-force	2,622,042	2,579,109	2,540,101
Flow delinquent loans	15,162	16,028	17,821
Percentage of flow delinquent loans (delinquency rate)	0.58%	0.62%	0.70%
Bulk loans in-force	496,028	564,382	569,625
Bulk delinquent loans (1)	4,527	4,419	4,545
Percentage of bulk delinquent loans (delinquency rate)	0.91%	0.78%	0.80%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 4,496 as of June 30, 2013, 4,395 as of December 31, 2012 and 4,519 as of June 30, 2012.

In Canada, flow loans in-force increased primarily from ongoing new business and flow delinquent loans decreased primarily as a result of lower new delinquencies, net of cures. Bulk loans in-force decreased primarily from the expiration of several large bulk transactions in the current year.

In Australia, flow loans in-force increased as new policies written were partially offset by policy cancellations in the current year. Flow delinquent loans decreased as paid claims and cures were partially offset by lower new delinquencies.

In Other Countries, flow loans in-force and flow delinquent loans decreased mainly attributable to ongoing loss mitigation activities in Europe.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$141	$137	$4	3%
Net investment income	10	13	(3)	(23)%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	—	20	(20)	(100)%

Total revenues	151	170	(19)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	97	174	(77)	(44)%
Acquisition and operating expenses, net of deferrals	35	33	2	6%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%

Total benefits and expenses	134	209	(75)	(36)%

Income (loss) from continuing operations before income taxes	17	(39)	56	144%
Provision (benefit) for income taxes	4	(14)	18	129%

Income (loss) from continuing operations	13	(25)	38	152%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating income (loss)	$13	$(25)	$38	152%

Net operating income (loss)

We reported net operating income in the current year compared to a net operating loss in the prior year mainly related to lower new delinquencies and improved net cures and aging of existing delinquencies in the current year.

Revenues

Premiums increased driven by lower ceded reinsurance premiums related to our captive arrangements and a lower accrual for premium refunds on delinquent loans in the current year. These increases were largely offset by lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012 and lower average insurance in-force.

Net investment income decreased primarily from lower average invested assets in the current year.

Insurance and investment product fees and other income decreased from a gain related to the termination of an external reinsurance arrangement in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to decreases in net paid claims of $66 million and change in reserves of $11 million. The decrease in net paid claims was attributable principally to a lower inventory of delinquent loans in the current year. The decrease in change in reserves was primarily driven by lower new delinquencies and lower reserves on new delinquencies, as well as improved net cures and aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, reserves for prior year delinquencies benefited $14 million during the current year mainly from seasonal cure levels and higher than expected loss mitigation activities.

Provision (benefit) for income taxes. The effective tax rate decreased to 23.5% for the three months ended June 30, 2013 from 35.9% for the three months ended June 30, 2012. The decrease in the effective tax rate was primarily attributable to changes in tax favored investment income, partially offset by the loss of foreign tax credits, which were lower in the current year compared to the prior year, and the non-deductibility of the CFPB settlement in the current year.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six month ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$275	$273	$2	1%
Net investment income	29	36	(7)	(19)%
Net investment gains (losses)	—	27	(27)	(100)%
Insurance and investment product fees and other	1	22	(21)	(95)%

Total revenues	305	358	(53)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	181	371	(190)	(51)%
Acquisition and operating expenses, net of deferrals	74	67	7	10%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%

Total benefits and expenses	258	441	(183)	(41)%

Income (loss) from continuing operations before income taxes	47	(83)	130	157%
Provision (benefit) for income taxes	13	(31)	44	142%

Income (loss) from continuing operations	34	(52)	86	165%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	(17)	17	100%

Net operating income (loss)	$34	$(69)	$103	149%

Net operating income (loss)

We reported net operating income in the current year compared to a net operating loss in the prior year mainly related to lower delinquencies, ongoing loss mitigation efforts and improved net cures and aging of existing delinquencies in the current year.

Revenues

Premiums increased driven by lower ceded reinsurance premiums related to our captive arrangements and a lower accrual for premium refunds on delinquent loans in the current year. These increases were largely offset by lower premiums assumed from an affiliate under an intercompany reinsurance agreement which was terminated effective July 1, 2012 and lower average insurance in-force.

Net investment income decreased primarily from lower average invested assets in the current year.

The decrease in net investment gains was primarily driven by higher gains on the sale of investment securities in the prior year.

Insurance and investment product fees and other income decreased primarily from a gain related to the termination of an external reinsurance arrangement in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to decreases in change in reserves of $104 million and net paid claims of $86 million. The decrease in change in reserves was primarily driven by lower new delinquencies, as well as lower reserves on new delinquencies, and improved net cures and aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, the decrease in net paid claims was attributable to a lower inventory of delinquent loans. Reserves for prior year delinquencies benefited $56 million during the current year mainly from seasonal cure levels and higher than expected loss mitigation activities. The prior year included a net $9 million portfolio settlement with one of our lenders that did not recur.

Acquisition and operating expenses, net of deferrals, increased primarily from a settlement of $4 million with the CFPB to end its review of industry captive reinsurance arrangements and higher operating expenses in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 27.7% for the six months ended June 30, 2013 from 37.3% for the six months ended June 30, 2012. The decrease in the effective tax rate was primarily attributable to changes in tax favored investment income, partially offset by the loss of foreign tax credits, which were lower in the current year compared to the prior year, and the non-deductibility of the CFPB settlement in the current year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

As of June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Primary insurance in-force	$108,800	$112,000	$(3,200)	(3)%
Risk in-force	26,600	26,600	—	—%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
New insurance written	$6,300	$3,600	$2,700	75%	$11,000	$6,600	$4,400	67%
Net premiums written	144	139	5	4%	279	279	—	—%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of market lapse driven by an increase in the mortgage refinance market, partially offset by an increase in new insurance written. In addition, risk in-force was flat as an increase in new insurance written was offset by a decline in our insurance in-force as a result of tighter mortgage insurance guidelines, as well as continued pressure in the housing market. Flow persistency was 81% and 82% for the six months ended June 30, 2013 and 2012, respectively.

New insurance written

New insurance written increased for the three and six months ended June 30, 2013 primarily driven by an increase in the mortgage refinance originations and increased penetration in the mortgage insurance origination market.

Net premiums written

For the three months ended June 30, 2013, net premiums written increased due to lower ceded reinsurance premiums related to our captive arrangements, partially offset by lower average insurance in-force in the current year. Net premiums written were flat for the six months ended June 30, 2013 as lower ceded reinsurance premiums were offset by lower average insurance in-force.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Loss ratio	70%	127%	(57)%	66%	136%	(70)%
Expense ratio	25%	25%	—%	28%	25%	3%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three and six months ended June 30, 2013 decreased primarily driven by lower new delinquencies, as well as lower reserves on new delinquencies, and improved net cures and aging of existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as expected seasonal trends, fewer new delinquencies and ongoing loss mitigation efforts in the current year. In addition, net paid claims decreased attributable to a lower inventory of delinquent loans in the current year. Reserves for prior year delinquencies benefited $14 million and $56 million, respectively, for the three and six months ended June 30, 2013 mainly from seasonal cure levels and higher than expected loss mitigation activities. The six months ended June 30, 2012 included a net $9 million portfolio settlement with one of our lenders that did not recur.

The expense ratio was flat for the three months ended June 30, 2013 as higher operating expenses were offset by higher premiums written in the current year. The expense ratio increased for the six months ended June 30, 2013 primarily from a settlement of $4 million with the CFPB to end its review of industry captive reinsurance arrangements and higher operating expenses in the current year, as premiums written were consistent to the prior year level.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012 (2)
Primary insurance:
Insured loans in-force	633,685	658,527	679,817
Delinquent loans	58,199	69,239	74,683
Percentage of delinquent loans (delinquency rate)	9.18%	10.51%	10.99%

Flow loan in-force	590,949	595,348	607,133
Flow delinquent loans	55,413	66,340	71,878
Percentage of flow delinquent loans (delinquency rate)	9.38%	11.14%	11.84%

Bulk loans in-force	42,736	63,179	72,684
Bulk delinquent loans (1)	2,786	2,899	2,805
Percentage of bulk delinquent loans (delinquency rate)	6.52%	4.59%	3.86%

A minus and sub-prime loans in-force	42,993	46,631	50,676
A minus and sub-prime loans delinquent loans	10,803	12,817	13,534
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	25.13%	27.49%	26.71%

Pool insurance:
Insured loans in-force	12,063	12,949	13,562
Delinquent loans	634	721	679
Percentage of delinquent loans (delinquency rate)	5.26%	5.57%	5.01%

(1)

Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,526 as of June 30, 2013, 1,415 as of December 31, 2012 and 1,381 as of June 30, 2012.

(2)

In the fourth quarter of 2012, we conformed all Fair Isaac Company (“FICO”) score classifications to be based upon FICO scores at loan closing. Previously, certain classifications were based upon FICO scores at a point in time post-loan closing. The prior period has been re-presented to conform to this modified classification.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its residential real estate market, particularly in Florida, California, Arizona and Nevada. These trends also continue to be especially evident within these book years in our A minus, Alt-A, adjustable rate mortgages and certain 100% loan-to-value products. However, we have seen a decline in new delinquencies and lower foreclosure starts.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2013
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,217	$121	$512	24%
4 - 11 payments	13,795	367	591	62%
12 payments or more	28,401	983	1,384	71%

Total	55,413	$1,471	$2,487	59%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2012
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	16,977	$150	$668	22%
4 - 11 payments	17,398	441	749	59%
12 payments or more	31,965	1,137	1,562	73%

Total	66,340	$1,728	$2,979	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

Primary insurance delinquency rates differ from region to region in the United States at any one time depending upon economic conditions and cyclical growth patterns. The tables below set forth our primary delinquency rates for the various regions of the United States and the 10 largest states by our risk in-force as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of June 30, 2013	Percent of total reserves as of June 30, 2013 (1)	Delinquency rate
			June 30, 2013	December 31, 2012	June 30, 2012
By Region:
Southeast (2)	21%	34%	12.69%	14.69%	15.61%
South Central (3)	16	9	6.29%	7.71%	8.54%
Northeast (4)	15	17	12.50%	13.32%	12.52%
Pacific (5)	12	12	7.96%	9.72%	11.01%
North Central (6)	11	11	8.62%	9.81%	10.56%
Great Lakes (7)	9	6	6.78%	7.78%	8.06%
New England (8)	6	4	8.57%	9.63%	9.66%
Mid-Atlantic (9)	5	4	8.85%	9.87%	9.88%
Plains (10)	5	3	5.93%	6.62%	6.72%

Total	100%	100%	9.18%	10.51%	10.99%

(1)	Total reserves were $1,696 million as of June 30, 2013.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2013	Percent of total reserves as of June 30, 2013 (1)	Delinquency rate
			June 30, 2013	December 31, 2012	June 30, 2012
By State:
Texas	7%	3%	5.74%	6.86%	6.99%
California	7%	5%	5.39%	7.25%	8.75%
Florida	7%	23%	23.12%	26.24%	27.92%
New York	7%	8%	11.58%	11.85%	10.71%
Illinois	5%	8%	11.95%	14.29%	15.42%
New Jersey	4%	7%	18.05%	19.44%	18.93%
Pennsylvania	4%	3%	9.94%	11.23%	10.86%
Georgia	4%	3%	9.73%	11.88%	12.77%
North Carolina	4%	3%	8.47%	9.99%	10.59%
Ohio	3%	2%	7.29%	8.03%	8.12%

(1)	Total reserves were $1,696 million as of June 30, 2013.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2013:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2002 and prior	7.30%	3.4%	$2,562	2.3%	$679	2.6%
2003	5.69%	3.7	3,875	3.6	811	3.1
2004	5.79%	4.7	3,475	3.2	816	3.1
2005	5.79%	12.6	6,592	6.1	1,731	6.6
2006	6.12%	18.3	9,286	8.5	2,336	8.8
2007	6.08%	37.6	21,504	19.8	5,360	20.3
2008	5.60%	18.5	19,573	18.0	4,917	18.6
2009	5.02%	0.5	3,995	3.7	845	3.2
2010	4.68%	0.4	5,148	4.7	1,168	4.4
2011	4.45%	0.2	6,868	6.3	1,639	6.2
2012	3.75%	0.1	15,023	13.8	3,569	13.5
2013	3.57%	—	10,861	10.0	2,549	9.6

Total portfolio	5.35%	100.0%	$108,762	100.0%	$26,420	100.0%

(1)	Total reserves were $1,696 million as of June 30, 2013.

Corporate and Other Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Other Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net operating income (loss):
International Protection segment	$1	$3	$(2)	67%	$7	$8	$(1)	(13)%
Runoff segment	6	(6)	12	200%	22	29	(7)	(24)%
Corporate and Other activities	(55)	(45)	(10)	(22)%	(113)	(95)	(18)	(19)%

Total net operating loss	(48)	(48)	—	—%	(84)	(58)	(26)	(45)%
Adjustments to net operating loss:
Net investment gains (losses), net of taxes and other adjustments	—	(14)	14	100%	(21)	(8)	(13)	(163)%
Income (loss) from discontinued operations, net of taxes	6	27	(21)	78%	(14)	39	(53)	(136)%
Expenses from restructuring, net of taxes	(3)	—	(3)	NM (1)	(3)	—	(3)	NM (1)

Net loss available to Genworth
Financial, Inc.’s common stockholders	$(45)	$(35)	$(10)	(29)%	$(122)	$(27)	$(95)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Protection segment

Segment results of operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change

(Amounts in millions)	2013	2012	2013 vs. 2012

Revenues:
Premiums	$154	$174	$(20)	(11)%
Net investment income	31	36	(5)	(14)%
Net investment gains (losses)	16	1	15	NM (1)
Insurance and investment product fees and other	1	—	1	NM (1)

Total revenues	202	211	(9)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	41	41	—	—%
Acquisition and operating expenses, net of deferrals	110	126	(16)	(13)%
Amortization of deferred acquisition costs and intangibles	26	27	(1)	(4)%
Interest expense	11	14	(3)	(21)%

Total benefits and expenses	188	208	(20)	(10)%

Income from continuing operations before income taxes	14	3	11	NM (1)
Provision for income taxes	5	—	5	NM (1)

Income from continuing operations	9	3	6	200%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(11)	—	(11)	NM (1)
Expenses related to restructuring, net of taxes	3	—	3	NM (1)

Net operating income	$1	$3	$(2)	(67)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased as a result of lower premiums driven principally by continued reduced levels of consumer lending in Europe, partially offset by lower commissions and lower operating expenses in the current year. The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premiums from our runoff clients and lower volume driven by continued reduced levels of consumer lending in Europe in the current year. The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

Net investment income decreased mainly due to lower average invested assets as a result of dividends paid to the holding company and lower reinvestment yields and from reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a lower gain position in the current year. The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

Net investment gains increased primarily attributable to higher gains on the sale of investments from portfolio repositioning activities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves were flat as overall claims paid, which declined from a decrease in new claim registrations, were offset by lower favorable claim reserve adjustments in the current year.

Acquisition and operating expenses, net of deferrals, decreased largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative. These decreases were partially offset by a restructuring charge of $4 million in the current year. The three months ended June 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

Interest expense decreased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year.

Provision for income taxes. The effective tax rate increased to 35.7% for the three months ended June 30, 2013 from the three months ended June 30, 2012 primarily attributable to changes in lower taxed foreign income.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012

Revenues:
Premiums	$319	$353	$(34)	(10)%
Net investment income	64	72	(8)	(11)%
Net investment gains (losses)	22	2	20	NM (1)
Insurance and investment product fees and other	2	2	—	—%

Total revenues	407	429	(22)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	80	82	(2)	(2)%
Acquisition and operating expenses, net of deferrals	220	253	(33)	(13)%
Amortization of deferred acquisition costs and intangibles	54	58	(4)	(7)%
Interest expense	25	25	—	—%

Total benefits and expenses	379	418	(39)	(9)%

Income from continuing operations before income taxes	28	11	17	155%
Provision for income taxes	9	2	7	NM (1)

Income from continuing operations	19	9	10	111%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(15)	(1)	(14)	NM (1)
Expenses related to restructuring, net of taxes	3	—	3	NM (1)

Net operating income	$7	$8	$(1)	(13)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased as lower premiums were mostly offset by lower commissions and lower operating expenses in the current year.

Revenues

Premiums decreased primarily due to our runoff clients and lower premium volume driven by continued reduced levels of consumer lending in Europe in the current year. The six months ended June 30, 2013 included an increase of $3 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to lower average invested assets as a result of dividends paid to the holding company and lower reinvestment yields and from reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a lower gain position in the current year.

Net investment gains increased mainly due to higher gains from the sale of investments from portfolio repositioning activities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by overall lower claims paid from a decrease in new claim registrations, partially offset by lower favorable claim reserve adjustments in the current year. The six months ended June 30, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative. These decreases were partially offset by a restructuring charge of $4 million in the current year. The six months ended June 30, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year.

Provision for income taxes. The effective tax rate increased to 32.1% for the six months ended June 30, 2013 from 18.2% for the six months ended June 30, 2012. This increase in the effective tax rate was primarily attributable to changes in lower taxed foreign income.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Sales:
Lifestyle protection insurance:
Traditional indemnity premiums	$223	$246	$(23)	(9)%	$458	$474	$(16)	(3)%
Premium equivalents for administrative services only business	2	2	—	—%	5	4	1	25%
Reinsurance premiums assumed accounted for under the deposit method	166	169	(3)	(2)%	323	318	5	2%

Total	$391	$417	$(26)	(6)%	$786	$796	$(10)	(1)%

Loss ratio	26%	24%	2%		25%	23%	2%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Sales in the current year declined from reduced levels of consumer lending as a result of deteriorating economic conditions in certain regions and the impact of our runoff clients. The three months ended June 30, 2013 included a decrease of $5 million and the six months ended June 30, 2013 included an increase of $5 million attributable to changes in foreign exchange rates.

For the three and six months ended June 30, 2013, the loss ratio increased driven mainly by a decrease in premiums from our runoff clients and lower premium volume driven by reduced levels of consumer lending in Europe in the current year.

Runoff segment

Segment results of operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change

(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$2	$2	$—	—%
Net investment income	34	36	(2)	(6)%
Net investment gains (losses)	(20)	(25)	5	20%
Insurance and investment product fees and other	53	51	2	4%

Total revenues	69	64	5	8%

Benefits and expenses:
Benefits and other changes in policy reserves	10	14	(4)	(29)%
Interest credited	29	34	(5)	(15)%
Acquisition and operating expenses, net of deferrals	22	21	1	5%
Amortization of deferred acquisition costs and intangibles	8	17	(9)	(53)%
Interest expense	1	1	—	—%

Total benefits and expenses	70	87	(17)	(20)%

Income (loss) from continuing operations before income taxes	(1)	(23)	22	96%
Provision (benefit) for income taxes	—	(2)	2	100%

Income (loss) from continuing operations	(1)	(21)	20	95%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	7	15	(8)	(53)%

Net operating income (loss)	$6	$(6)	$12	200%

Net operating income

Net operating income increased primarily related to our variable annuity products largely driven by favorable equity market performance and favorable tax benefits in the current year.

Revenues

Net investment income decreased primarily from lower average invested assets in the current year.

Net investment losses decreased primarily from gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to losses in the prior year. This decrease was partially offset by derivative losses and net realized losses from the sale of investment securities in the current year compared to derivative gains and net realized gains from the sale of investment securities in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to a decrease in our GMDB reserves in our variable annuity products due to favorable equity market performance in the current year.

Interest credited decreased largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in average outstanding liabilities.

Amortization of deferred acquisition costs and intangibles decreased principally related to lower amortization of deferred acquisition costs in our variable annuity products from favorable equity market performance in the current year, partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs.

Provision (benefit) for income taxes. The effective tax rate decreased for the three months ended June 30, 2013 primarily related to a higher proportion of tax benefits from tax favored investments compared to expected full year results.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change

(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$3	$3	$—	—%
Net investment income	68	74	(6)	(8)%
Net investment gains (losses)	(68)	17	(85)	NM (1)
Insurance and investment product fees and other	109	103	6	6%

Total revenues	112	197	(85)	(43)%

Benefits and expenses:
Benefits and other changes in policy reserves	14	15	(1)	(7)%
Interest credited	61	67	(6)	(9)%
Acquisition and operating expenses, net of deferrals	42	40	2	5%
Amortization of deferred acquisition costs and intangibles	(5)	13	(18)	(138)%
Interest expense	1	1	—	—%

Total benefits and expenses	113	136	(23)	(17)%

Income (loss) from continuing operations before income taxes	(1)	61	(62)	(102)%
Provision for income taxes	3	20	(17)	(85)%

Income (loss) from continuing operations	(4)	41	(45)	(110)%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	26	(12)	38	NM (1)

Net operating income	$22	$29	$(7)	(24)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased primarily related to our variable annuity products largely driven by lower tax benefits and less favorable equity market performance in the current year.

Revenues

Net investment income decreased primarily from lower average invested assets in the current year.

We had net investment losses in the current year compared to net investment gains in the prior year. Net investment losses in the current year were principally from derivative losses and net realized losses from the sale of investment securities, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs. Net investment gains in the prior year were largely related to gains on embedded derivatives associated with our variable annuity products with GMWBs and net realized gains from the sale of investment securities, partially offset by derivative losses and impairments.

Insurance and investment product fees and other increased mainly attributable to the recapture of a reinsurance agreement related to our corporate-owned life insurance products in the current year, partially offset by lower average account values from outflows of our variable annuity products.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to a decrease in our GMDB reserves in our variable annuity products due to favorable equity market performance in the current year.

Interest credited decreased largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in average outstanding liabilities.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products primarily from favorable equity market performance in the current year, partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs and less favorable unlockings of $3 million related to surrenders in the current year.

Provision for income taxes. The effective tax rate decreased to (300.0)% for the six months ended June 30, 2013 from 32.8% for the six months ended June 30, 2012. The decrease in the effective tax rate was primarily related to pre-tax results in the current year compared to the prior year and changes in uncertain tax positions.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$6,202	$6,398	$6,141	$6,265
Deposits	18	20	38	46
Surrenders, benefits and product charges	(183)	(168)	(356)	(342)

Net flows	(165)	(148)	(318)	(296)
Interest credited and investment performance	(54)	(21)	160	260

Account value, end of period	$5,983	$6,229	$5,983	$6,229

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,674	$1,819	$1,662	$1,766
Deposits	2	3	5	6
Surrenders, benefits and product charges	(80)	(81)	(161)	(170)

Net flows	(78)	(78)	(156)	(164)
Interest credited and investment performance	5	(38)	95	101

Account value, net of reinsurance, end of period	$1,601	$1,703	$1,601	$1,703

Variable Life Insurance
Account value, beginning of period	$301	$305	$292	$284
Deposits	2	2	4	5
Surrenders, benefits and product charges	(11)	(10)	(20)	(18)

Net flows	(9)	(8)	(16)	(13)
Interest credited and investment performance	1	(4)	17	22

Account value, end of period	$293	$293	$293	$293

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

Variable Annuities—Income Distribution Series

Account value related to our income distribution series products decreased mainly attributable to surrenders outpacing deposits and unfavorable equity market performance during the second quarter of 2013. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing deposits. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
GICs, FABNs and Funding Agreements
Account value, beginning of period	$1,970	$2,594	$2,153	$2,623
Surrenders and benefits	(900)	(385)	(1,067)	(440)

Net flows	(900)	(385)	(1,067)	(440)
Interest credited	7	18	22	39
Foreign currency translation	—	(6)	(31)	(1)

Account value, end of period	$1,077	$2,221	$1,077	$2,221

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities. We explore the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change

(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Net investment income	$3	$16	$(13)	(81)%
Net investment gains (losses)	(5)	1	(6)	NM (1)
Insurance and investment product fees and other	(1)	24	(25)	(104)%

Total revenues	(3)	41	(44)	(107)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	8	29	(21)	(72)%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%
Interest expense	77	84	(7)	(8)%

Total benefits and expenses	89	116	(27)	(23)%

Loss from continuing operations before income taxes	(92)	(75)	(17)	(23)%
Benefit for income taxes	(33)	(31)	(2)	(6)%

Loss from continuing operations	(59)	(44)	(15)	(34)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	4	(1)	5	NM (1)

Net operating loss	$(55)	$(45)	$(10)	(22)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

We reported a higher net operating loss in the current year primarily attributable to lower investment income, partially offset by lower interest expense in the current year.

Revenues

Net investment income decreased primarily from the sale of our reverse mortgage business on April 1, 2013, as well as from lower gains of $3 million from limited partnerships and lower average invested assets in the current year.

We had net investment losses in the current year compared to net investment gains in the prior year. In the current year, net investment losses were primarily attributable to losses from the sale of investment securities related to portfolio repositioning and impairments, partially offset by derivative gains. In the prior year, net investment gains were as a result of gains from the sale of investment securities related to portfolio repositioning and derivative gains, partially offset by impairments.

Insurance and investment product fees and other decreased attributable to the sale of our reverse mortgage business on April 1, 2013.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased $29 million as a result of the sale of our reverse mortgage business on April 1, 2013, partially offset by higher net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely attributable to the maturity of Genworth Holdings’ senior notes in June 2012 and the repurchase in the fourth quarter of 2012 of $100 million of Genworth Holdings’ senior notes that mature in June 2014.

The increase in the income tax benefit was primarily related to tax benefits allocated to Corporate and Other activities and a change in uncertain tax positions in the prior year.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change

(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Net investment income	$5	$16	$(11)	(69)%
Net investment gains (losses)	(15)	(32)	17	53%
Insurance and investment product fees and other	42	45	(3)	(7)%

Total revenues	32	29	3	10%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	57	61	(4)	(7)%
Amortization of deferred acquisition costs and intangibles	7	6	1	17%
Interest expense	157	146	11	8%

Total benefits and expenses	221	213	8	4%

Loss from continuing operations before income taxes	(189)	(184)	(5)	(3)%
Benefit for income taxes	(66)	(68)	2	3%

Loss from continuing operations	(123)	(116)	(7)	(6)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	10	21	(11)	(52)%

Net operating loss	$(113)	$(95)	$(18)	(19)%

Net operating loss

We reported a higher net operating loss in the current year primarily attributable to lower net investment income and higher interest expense in the current year.

Revenues

Net investment income decreased primarily from the sale of our reverse mortgage business on April 1, 2013, as well as from lower gains of $5 million related to limited partnerships and lower average invested assets in the current year.

Net investment losses decreased primarily related to derivative gains in the current year compared to derivative losses in the prior year. The current year also included lower impairments which were partially offset by higher net losses from the sale of investment securities related to portfolio repositioning in the current year.

Insurance and investment product fees and other decreased mainly attributable to our reverse mortgage business which was sold on April 1, 2013.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased $6 million as a result of our reverse mortgage business which was sold on April 1, 2013, partially offset by higher net expenses after allocations to our operating segments in the current year.

Interest expense increased largely attributable to a favorable adjustment of $20 million in the prior year that did not recur related to the Tax Matters Agreement with our former parent company and a debt issuance in March 2012. These increases were partially offset by the maturity of Genworth Holdings’ senior notes in June 2012 and the repurchase in the fourth quarter of 2012 of $100 million of Genworth Holdings’ senior notes that mature in June 2014.

The decrease in the income tax benefit was primarily related to tax expense allocated to Corporate and Other activities and a change in uncertain tax positions in the prior year.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2013		2012		2013 vs. 2012
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.9%	$672	4.9%	$669	—%	$3
Fixed maturity securities—non-taxable	2.9%	2	3.3%	3	(0.4)%	(1)
Commercial mortgage loans	5.5%	81	5.7%	85	(0.2)%	(4)
Restricted commercial mortgage loans related to securitization entities	8.6%	7	7.6%	7	1.0%	—
Equity securities	5.7%	6	5.7%	6	—%	—
Other invested assets (1)	20.2%	39	16.2%	56	4.0%	(17)
Restricted other invested assets related to securitization entities	—%	—	0.1%	—	(0.1)%	—
Policy loans	7.8%	32	7.8%	31	—%	1
Cash, cash equivalents and short-term investments	0.5%	5	0.9%	10	(0.4)%	(5)

Gross investment income before expenses and fees	4.9%	844	5.0%	867	(0.1)%	(23)
Expenses and fees	(0.1)%	(23)	(0.1)%	(21)	—%	(2)

Net investment income	4.8%	$821	4.9%	$846	(0.1)%	$(25)

(1)

Included in other invested assets was $21 million and $24 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the three months ended June 30, 2013 and 2012, respectively.

	Six months ended June 30,				Increase (decrease)
	2013		2012		2013 vs. 2012
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.8%	$1,328	4.9%	$1,329	(0.1)%	$(1)
Fixed maturity securities—non-taxable	2.8%	4	3.3%	7	(0.5)%	(3)
Commercial mortgage loans	5.6%	163	5.6%	169	—%	(6)
Restricted commercial mortgage loans related to securitization entities	8.6%	14	8.1%	16	0.5%	(2)
Equity securities	4.5%	10	5.0%	10	(0.5)%	—
Other invested assets (1)	20.0%	87	15.6%	109	4.4%	(22)
Restricted other invested assets related to securitization entities	—%	—	0.2%	—	(0.2)%	—
Policy loans	7.9%	64	7.9%	62	—%	2
Cash, cash equivalents and short-term investments	0.6%	12	0.9%	20	(0.3)%	(8)

Gross investment income before expenses and fees	4.8%	1,682	4.9%	1,722	(0.1)%	(40)
Expenses and fees	(0.1)%	(47)	(0.1)%	(44)	—%	(3)

Net investment income	4.7%	$1,635	4.8%	$1,678	(0.1)%	$(43)

(1)

Included in other invested assets was $43 million and $47 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the six months ended June 30, 2013 and 2012, respectively.

Annualized yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Annualized yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other annualized yields are based on average carrying values.

For the three months ended June 30, 2013, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $14 million of lower gains related to limited partnerships. Net investment income for the three months ended June 30, 2013 also included $10 million of higher bond calls and prepayments.

For the six months ended June 30, 2013, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $22 million of lower gains related to limited partnerships. Net investment income for the six months ended June 30, 2013 also included $15 million of higher bond calls and prepayments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Available-for-sale securities:
Realized gains	$78	$21	$118	$84
Realized losses	(47)	(19)	(113)	(65)

Net realized gains (losses) on available-for-sale securities	31	2	5	19

Impairments:
Total other-than-temporary impairments	(2)	(42)	(14)	(58)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(3)	3	(3)	2

Net other-than-temporary impairments	(5)	(39)	(17)	(56)

Trading securities	(19)	32	(9)	7
Commercial mortgage loans	2	3	4	5
Net gains (losses) related to securitization entities	15	(4)	22	30
Derivative instruments	(2)	(28)	(44)	(2)
Contingent consideration adjustment	(1)	1	—	1
Other	—	—	(1)	—

Net investment gains (losses)	$21	$(33)	$(40)	$4

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

•

We recorded $5 million of net other-than-temporary impairments during the three months ended June 30, 2013 compared to $39 million during the three months ended June 30, 2012. Of total impairments during the three months ended June 30, 2013 and 2012, $3 million and $23 million, respectively, related to structured securities, including $1 million and $14 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities were $15 million during the three months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

•

Net investment losses related to derivatives of $2 million during the three months ended June 30, 2013 were primarily associated with GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions and gains related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries. Net investment losses related to derivatives of $28 million during the three months ended June 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and credit default swaps. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from increased volatility. Additionally, there were losses associated with widening of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. These losses were partially offset by gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk. Additionally, there were gains associated with our reinsurance embedded derivatives as a result of decreases in long-term interest rates that increased the value of assets held by the reinsurer.

•

We recorded $29 million of higher net gains related to the sale of available-for-sale securities during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We also recorded $15 million of net gains related to securitization entities during the three months ended June 30, 2013 compared to $4 million of net losses during the three months ended June 30, 2012 primarily associated with derivatives. We recorded $19 million of losses related to trading securities during the three months ended June 30, 2013 compared to $32 million of gains during the three months ended June 30, 2012 due to lower unrealized gains offsetting losses on sales of securities.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2013 and 2012 was $308 million from the sale of 95 securities and $326 million from the sale of 66 securities, respectively, which was approximately 87% and 95%, respectively, of book value. The loss on sales of securities during the three months ended June 30, 2013 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the second quarter of 2013 included three asset-backed securities that were sold for a total loss of $10 million and one mortgage-backed security that was sold for a total loss of $4 million related to portfolio repositioning activities. The securities sold at a loss in the second quarter of 2012 included three foreign bonds that were sold for a total loss of $5 million related to portfolio repositioning activities.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

•

We recorded $17 million of net other-than-temporary impairments during the six months ended June 30, 2013 compared to $56 million during the six months ended June 30, 2012. Of total impairments during the six months ended June 30, 2013 and 2012, $9 million and $38 million, respectively, related to structured securities, including $4 million and $22 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the six months ended June 30, 2013. Impairments related to corporate securities were $15 million during the six months ended June 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

•

Net investment losses related to derivatives of $44 million during the six months ended June 30, 2013 were primarily associated with GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. Additionally, there were gains on credit default swaps where we sold protection to improve diversification and portfolio yield from narrowing credit spreads. Net investment losses related to derivatives of $2 million during the six months ended June 30, 2012 were primarily associated with foreign currency risk and embedded derivatives related to variable annuity products with GMWB riders. There were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from increased volatility. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield. In addition, there were gains attributable to decreases in long-term interest rates that were related to a non-qualified derivative strategy to mitigate interest rate risk.

•	We recorded $14 million of lower net gains related to the sale of available-for-sale securities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We recorded

$9 million of losses related to trading securities during the six months ended June 30, 2013 compared to $7 million of gains during the six months ended June 30, 2012 due to lower unrealized gains offsetting losses on sales of securities. We recorded $8 million of lower net gains related to securitization entities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of losses related to trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2013 and 2012 was $885 million from the sale of 202 securities and $683 million from the sale of 158 securities, respectively, which was approximately 89% and 93%, respectively, of book value. The loss on sales of securities during the six months ended June 30, 2013 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the six months ended June 30, 2013 included three mortgage-backed securities sold for a total loss of $19 million, one asset-backed security sold for a total loss of $3 million and one corporate security sold for a total loss of $3 million in the first quarter of 2013 and three asset-backed securities that were sold for a total loss of $10 million and one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2013 related to portfolio repositioning activities. The securities sold at a loss during the six months ended June 30, 2012 included one corporate security sold for a total loss of $8 million and one municipal bond sold for a total loss of $4 million in the first quarter of 2012 and three foreign bonds sold for a total loss of $5 million in the second quarter of 2012 related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$44,129	61%	$47,763	61%
Private	13,879	19	14,398	18
Commercial mortgage loans	5,831	8	5,872	8
Other invested assets	1,976	3	3,493	4
Policy loans	1,671	2	1,601	2
Equity securities, available-for-sale	411	1	518	1
Restricted other invested assets related to securitization entities	392	1	393	1
Restricted commercial mortgage loans related to securitization entities	309	—	341	—
Cash and cash equivalents	3,613	5	3,632	5

Total cash, cash equivalents and invested assets	$72,211	100%	$78,011	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2013, approximately 10% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2013, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,605	$578	$—	$(135)	$—	$5,048
Tax-exempt (1)	278	8	—	(24)	—	262
Government—non-U.S. (2)	2,130	129	—	(12)	—	2,247
U.S. corporate (2), (3)	23,032	2,004	20	(314)	—	24,742
Corporate—non-U.S. (2)	14,004	772	—	(158)	—	14,618
Residential mortgage-backed (4)	5,312	366	11	(73)	(26)	5,590
Commercial mortgage-backed	2,792	94	2	(67)	(7)	2,814
Other asset-backed (4)	2,706	38	—	(55)	(2)	2,687

Total fixed maturity securities	54,859	3,989	33	(838)	(35)	58,008
Equity securities	392	29	—	(10)	—	411

Total available-for-sale securities	$55,251	$4,018	$33	$(848)	$(35)	$58,419

(1)	Fair value included municipal bonds of $181 million related to special revenue bonds, $76 million related to general obligation bonds and $5 million related to other municipal bonds.
(2)	Fair value included $572 million of European periphery exposure.
(3)	Fair value included municipal bonds of $1,007 million related to special revenue bonds and $438 million related to general obligation bonds.
(4)	Fair value included $200 million collateralized by sub-prime residential mortgage loans and $142 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities decreased $4.2 billion from the change in interest rates in the current year and as sales and maturities exceeded purchases.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $33 million and $31 million as of June 30, 2013 and December 31, 2012, respectively.

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

	June 30, 2013
(Amounts in millions)	Sovereign debt	Non-financial	Financial - hybrids	Financial - non-hybrids	Total
Spain	$—	$129	$24	$55	$208
Ireland	1	181	—	24	206
Italy	—	152	—	1	153
Portugal	—	15	—	—	15

Total	$1	$477	$24	$80	$582

	December 31, 2012
(Amounts in millions)	Sovereign debt	Non-financial	Financial - hybrids	Financial - non-hybrids	Total
Spain	$—	$134	$22	$59	$215
Ireland	3	190	—	25	218
Italy	3	167	—	1	171
Portugal	—	17	—	—	17
Greece	—	1	—	—	1

Total	$6	$509	$22	$85	$622

During the second quarter of 2013, financial markets showed signs of improvement despite mixed economic signals from the United States and Europe. While European Central Bank policies and actions were supportive and fears of a disorderly Greek default were stemmed, a lack of fundamental economic strength in Europe weighed on financial markets. During the six months ended June 30, 2013, we reduced our exposure to the peripheral European countries by $40 million to $582 million with unrealized gains of $11 million. Our exposure as of June 30, 2013 was diversified with direct exposure to local economies of $225 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $95 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $262 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2013
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,103	551	42%	$1	1
2005	1,091	269	55%	—	—
2006	1,037	254	64%	23	7
2007	898	160	70%	—	—
2008	255	55	68%	12	3
2009	—	—	—%	—	—
2010	97	17	55%	—	—
2011	277	54	59%	—	—
2012	681	97	65%	—	—
2013	429	62	67%	—	—

Total	$5,868	1,519	59%	$36	11

(1)	Represents weighted-average loan-to-value as of June 30, 2013.

	December 31, 2012
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,285	614	47%	$4	1
2005	1,185	282	59%	2	1
2006	1,129	261	67%	—	—
2007	986	164	75%	66	1
2008	260	56	71%	3	1
2009	—	—	—%	—	—
2010	98	17	58%	—	—
2011	281	54	63%	—	—
2012	688	97	66%	—	—

Total	$5,912	1,545	62%	$75	4

(1)	Represents weighted-average loan-to-value as of December 31, 2012.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Allowance for credit losses:
Beginning balance	$40	$49	$42	$51
Charge-offs	(2)	—	(2)	(1)
Recoveries	—	—	—	—
Provision	—	(3)	(2)	(4)

Ending balance	$38	$46	$38	$46

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$38	$46	$38	$46

Recorded investment:
Ending balance	$5,868	$5,918	$5,868	$5,918

Ending balance of individually impaired loans	$1	$—	$1	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,867	$5,918	$5,867	$5,918

Restricted commercial mortgage loans related to securitization entities

See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$580	30%	$1,149	33%
Derivatives counterparty collateral	377	19	840	24
Limited partnerships	318	16	339	10
Trading securities	287	15	556	16
Short-term investments	164	8	265	8
Securities lending collateral	163	8	187	5
Other investments	87	4	157	4

Total other invested assets	$1,976	100%	$3,493	100%

Our investments in derivatives and derivatives counterparty collateral decreased primarily attributable to an increase in interest rates in the current year. There was also a decrease in trading securities due to sales and a decrease in short-term investments from maturities in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2012	Additions	Maturities/ terminations	June 30, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$10,146	$9,586	$(5,434)	$14,298
Inflation indexed swaps	Notional	554	4	—	558
Foreign currency swaps	Notional	183	102	(250)	35
Forward bond purchase commitments	Notional	456	—	(84)	372

Total cash flow hedges		11,339	9,692	(5,768)	15,263

Fair value hedges:
Interest rate swaps	Notional	723	—	(718)	5
Foreign currency swaps	Notional	85	—	(85)	—

Total fair value hedges		808	—	(803)	5

Total derivatives designated as hedges		12,147	9,692	(6,571)	15,268

Derivatives not designated as hedges
Interest rate swaps	Notional	6,331	254	(1,464)	5,121
Interest rate swaps related to securitization entities	Notional	104	—	(6)	98
Credit default swaps	Notional	932	69	(278)	723
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	936	313	(710)	539
Financial futures	Notional	1,692	2,456	(3,120)	1,028
Equity return swaps	Notional	186	28	—	214
Other foreign currency contracts	Notional	—	217	(14)	203

Total derivatives not designated as hedges		10,493	3,337	(5,592)	8,238

Total derivatives		$22,640	$13,029	$(12,163)	$23,506

(Number of policies)	Measurement	December 31, 2012	Additions	Maturities/ terminations	June 30, 2013
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	45,027	—	(1,499)	43,528
Fixed index annuity embedded derivatives	Policies	2,013	967	(7)	2,973

The increase in the notional value of derivatives was primarily attributable to a $4.1 billion notional increase in qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products. This increase was partially offset by a $1.9 billion notional decrease in interest rate swaps associated with our institutional products and interest rate risk associated with statutory capital, a $1.1 billion decrease in financial futures and equity options associated with our institutional products partially used to protect statutory surplus from declines in the S&P index.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity embedded derivatives increased as a result of product sales.

Consolidated Balance Sheets

Total assets. Total assets decreased $5.7 billion from $113.3 billion as of December 31, 2012 to $107.6 billion as of June 30, 2013.

•

Cash, cash equivalents and invested assets decreased $5.8 billion primarily from a decrease of $5.8 billion in invested assets. Our fixed maturity securities portfolio decreased $4.2 billion from the change in interest rates in the current year and as sales and maturities exceeded purchases. Other invested assets decreased $1.5 billion primarily driven by decrease in derivatives largely attributable to changes in the long-term interest rate environment and terminations, as well as trading securities from sales and changes in interest rates in the current year.

Total liabilities. Total liabilities decreased $3.8 billion from $95.5 billion as of December 31, 2012 to $91.7 billion as of June 30, 2013.

•

Our policyholder-related liabilities decreased $1.9 billion primarily as a result of scheduled maturities in our institutional products and higher benefit payments in our annuity products. Our U.S. mortgage insurance business decreased due to lower delinquencies in the current year. Our international mortgage insurance business decreased mainly related to lower unearned premiums from changes in foreign exchange rates in the current year. These decreases were partially offset by an increase in our long-term care insurance business from growth of our in-force block and higher claims in the current year.

•	Other liabilities decreased $610 million mainly related to a decrease in derivatives and derivative counterparty collateral largely attributable to changes in the long-term interest rate environment.

•	Deferred tax liability decreased $1.1 billion primarily from a decrease in unrealized net investment gains in the current year.

Total stockholders’ equity. Total stockholders’ equity decreased $1.9 billion from $17.8 billion as of December 31, 2012 to $15.9 billion as of June 30, 2013.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $244 million in the current year.

•

Accumulated other comprehensive income (loss) decreased $2.1 billion predominately attributable to lower net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment. Foreign currency translation also decreased as the U.S. dollar strengthened during the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2013	2012
Net cash from operating activities	$646	$220
Net cash from investing activities	718	(106)
Net cash from financing activities	(1,262)	(725)

Net increase (decrease) in cash before foreign exchange effect	$102	$(611)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had higher net cash inflows from operating activities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of higher sales of trading securities and lower tax settlements in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had net cash inflows from investing activities during the six months ended June 30, 2013 compared to net cash outflows during the six months ended June 30, 2012 from lower purchases of fixed maturity securities in the current year, partially offset by lower cash inflows from other invested assets in the current year compared to the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had higher net cash outflows from financing activities during the six months ended June 30, 2013 primarily from higher net redemptions of our investment contracts in the current year, partially offset by lower redemptions of non-recourse funding obligations in the current year compared to the prior year.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on our consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National

Association of Insurance Commissioners, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of June 30, 2013 and December 31, 2012, the fair value of securities loaned under our securities lending program in the United States was $169 million and $194 million, respectively. As of June 30, 2013 and December 31, 2012, the fair value of collateral held under our securities lending program in the United States was $163 million and $187 million, respectively, and the offsetting obligation to return collateral of $177 million and $203 million, respectively, was included in other liabilities in our consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of June 30, 2013 and December 31, 2012.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of June 30, 2013 and December 31, 2012, the fair value of securities loaned under our securities lending program in Canada was $301 million and $210 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2013 and December 31, 2012, the fair value of securities pledged under our repurchase program was $1,283 million and $1,616 million, respectively, and the repurchase obligation of $1,322 million and $1,534 million, respectively, was included in other liabilities in our consolidated balance sheets.

Genworth—holding company

New Genworth and Genworth Holdings each acts as a holding company for their respective subsidiaries and do not have any significant operations of their own. Dividends from their respective subsidiaries, payments to them under tax sharing and expense reimbursement arrangements with their subsidiaries and proceeds from borrowings or securities issuances are their principal sources of cash to meet their obligations. Insurance laws and regulations regulate the payment of dividends and other distributions to New Genworth and Genworth Holdings by their insurance subsidiaries. We expect dividends paid by the insurance subsidiaries will vary depending on strategic objectives, regulatory requirements and business performance.

The primary uses of funds at New Genworth and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to New Genworth) under tax sharing agreements, contributions to subsidiaries, repurchases of debt and equity securities, potentially payments for acquisitions, payment of dividends on New Genworth common stock (to the extent declared by New Genworth’s Board of Directors) and, in the case of Genworth Holdings, loans, dividends or other distributions to New Genworth. We do not have any long-term debt maturities until June 2014, when $490 million of Genworth Holdings’ long-term notes mature. We may from time to time seek to repurchase or redeem outstanding notes (including the notes maturing in June 2014) for cash in open market purchases, tender offers, privately negotiated transactions or otherwise.

In November 2008, our Board of Directors decided to suspend the payment of common stock dividends indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries and Genworth Holdings, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as our Board of Directors deems relevant.

Genworth Holdings had $856 million and $843 million of cash and cash equivalents as of June 30, 2013 and December 31, 2012, respectively. Genworth Holdings also held $150 million in highly liquid securities as of June 30, 2013 and December 31, 2012.

During the six months ended June 30, 2013, Genworth Holdings received dividends from its subsidiaries of $285 million. During the six months ended June 30, 2013, Genworth Holdings made cash capital contributions to its subsidiaries of $22 million. On April 1, 2013, immediately prior to the distribution of the U.S. mortgage insurance subsidiaries to New Genworth in connection with the holding company reorganization, Genworth Holdings also contributed $100 million in cash to the U.S. mortgage insurance subsidiaries as part of the Capital Plan for those subsidiaries. Genworth Holdings also contributed the shares of its European mortgage insurance subsidiaries with an estimated value of $230 million to the U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies. During the three months ended June 30, 2013, Genworth Holdings paid $14 million of dividends to New Genworth. During the three months ended June 30, 2013, New Genworth made cash capital contributions to its subsidiaries of $10 million.

As part of the Capital Plan for the U.S. mortgage insurance subsidiaries, Genworth Holdings agreed to provide $100 million to GEMICO in the future in the event that certain adverse events occur. In addition, Genworth Holdings also agreed to guarantee the receipt by GEMICO of up to $150 million of intercompany payments in the normal course from our subsidiaries by June 30, 2017. As of June 30, 2013, the amount outstanding under this guarantee was $118 million.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2013, our total cash, cash equivalents and invested assets were $72.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2013.

On January 31, 2013, Genworth Holdings made a $21 million cash capital contribution to its European mortgage insurance subsidiaries. Genworth Holdings then subsequently contributed the shares of its European mortgage insurance subsidiaries with an estimated value of $230 million to the U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies as part of the Capital Plan for the U.S. mortgage insurance subsidiaries. On April 1, 2013, immediately prior to the distribution of the U.S. mortgage insurance subsidiaries to New Genworth in connection with the holding company reorganization, Genworth Holdings contributed $100 million in cash to the U.S. mortgage insurance subsidiaries as part of the Capital Plan for those subsidiaries.

In June 2013, Genworth Canada repurchased 2.0 million shares for $49 million through a Normal Course Issuer Bid (“NCIB”) authorized by its board for up to 4.9 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its current level and received $28 million. Purchases of Genworth Canada’s common shares may continue until the earlier of May 2, 2014 and the date on which Genworth Canada has purchased the maximum number of authorized shares under the NCIB.

Capital resources and financing activities

In the second quarter of 2013, we terminated our $1.0 billion commercial paper program. There was no amount outstanding under the commercial paper program when terminated and none outstanding since February 2009.

During June 2013, Genworth Holdings repurchased principal of $10 million of its 5.75% senior notes that mature in June 2014 and $5 million of its 4.95% senior notes that mature in October 2015.

We believe existing cash held at Genworth Holdings combined with dividends from subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries and proceeds from borrowings or securities issuances will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. In addition, we currently manage liquidity at Genworth Holdings to maintain a minimum balance of two times expected annual debt interest payments plus an additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows. We will evaluate the target level of the excess amount as circumstances warrant. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

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

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our Current Report on Form 8-K filed on May 30, 2013.

Securitization Entities

There were no off-balance sheet securitization transactions during the six months ended June 30, 2013 or 2012.

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

Credit markets generally showed signs of improvement across most asset classes in the first half of 2013. However, after a period of continued and measured spread tightening through May 2013, market volatility increased in June 2013. Despite the recent volatility, spreads for most fixed-income products remained at tighter levels than were prevalent at the end of 2012. Additionally, U.S. Treasury yields remained at historically low levels during the first half of 2013. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the second quarter of 2013, the U.S. dollar strengthened against currencies in Canada, Australia and the United Kingdom as compared to the second quarter of 2012, most notably in Australia. However, the Euro strengthened against the U.S. dollar in the second quarter of 2013 compared to the second quarter of 2012. This has generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2013

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there were no material developments during the three months ended June 30, 2013 in any of the legal proceedings identified in Part I, Item 3 of our 2012 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2013. In addition, there were no new material legal proceedings initiated during the three months ended June 30, 2013.

As previously disclosed, in January 2012, we, along with other mortgage insurance companies, received an information request from the CFPB requesting information from our U.S. mortgage insurance subsidiaries with respect to reinsurance arrangements, including captive reinsurance transactions, as part of the CFPB’s review of such arrangements in the mortgage insurance industry. The CFPB further sent to us and other mortgage insurance companies a Civil Investigative Demand, dated June 20, 2012 (the “CFPB Demand”), seeking production of specified documents and responses to questions set forth in the CFPB Demand. In April 2013, GEMICO, our principal U.S. mortgage insurance subsidiary, and other mortgage insurance companies agreed to settle with the CFPB to end the agency’s review. As part of the settlement, GEMICO (and its affiliates, officers, employees and certain other related parties) are enjoined from entering into or revising certain reinsurance arrangements and violating any provisions of RESPA for a period of 10 years and GEMICO paid approximately $4 million.

As previously, disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in 12 putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. The Manners case was voluntarily dismissed by the plaintiffs in March 2013. In the Moriba BA case, the Court denied defendants’ motion to dismiss by order dated June 26, 2013. In the White case, plaintiffs filed a second amended complaint to address the deficiencies that the Court identified in previously dismissing the action. On July 22, 2013, our mortgage insurance subsidiary moved to dismiss the second amended complaint. In the Hill case, the defendants’ motion to dismiss was denied on June 27, 2013, but the Court limited discovery at this stage to issues surrounding the statute of limitations. In the

Samp and Orange cases, the plaintiffs have appealed the dismissals to the U.S. Court of Appeals for the Ninth Circuit. The Menichino case was dismissed by the Court without prejudice as to our subsidiary and certain other defendants on July 19, 2013. In the Riddle case, on July 19, 2013, we moved for summary judgment dismissing the case. We intend to vigorously defend the remaining actions.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants allege breach of contract and breach of the covenant of good faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants and our subsidiaries are engaged in settlement negotiations regarding a potential resolution of certain, and potentially all, aspects of the disputes.

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

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2012 Annual Report on Form 10-K, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as described below, there have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2013.

Statutory capital and statutory risk-to-capital ratios of our U.S. mortgage insurance subsidiaries are subject to variations in the valuation of affiliate investments.

Our U.S. mortgage insurance subsidiaries hold certain affiliate assets including, but not limited to, investments in Genworth MI Canada Inc. and the European mortgage insurance subsidiaries which are included in their reported statutory capital. The statutory reported value of these investments is subject to the operating performance of these affiliates as well as changes in foreign exchange rates and mark-to-market on their investment portfolios. These exposures are not currently hedged and, hence, the statutory capital of our U.S. mortgage insurance subsidiaries and their statutory risk-to-capital ratio may fluctuate because of variances in future reported values.

We may not successfully implement our recently announced expense reduction plan, or realize the anticipated benefits, and we may lose key personnel related to actions like this as well as general uncertainty in the timing of our turnaround.

On June 6, 2013, we announced an expense reduction plan which eliminated approximately 400 positions, including 150 open positions that will not be filled, and will reduce related information technology and program spending to improve the operating performance of our businesses. When fully implemented, we expect to realize approximately $80 million to $90 million in annual pre-tax expense savings primarily related to these actions. We recorded a pre-tax non-operating charge of $20 million in the second quarter of 2013 reflecting severance, outplacement and other costs associated with the expense reduction plan. We cannot assure you that we will be able to successfully implement the plan or that the anticipated expense reduction will be achieved in full or when the anticipated expense reductions will be realized. In addition, we may lose key personnel due to uncertainty in our turnaround and related actions such as the expense reduction plan.

Item 6.	Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.1	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.2	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York, N.A (renamed The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

10.1	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.2	Amendment No.1 to Master Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) relating to the Master Agreement, dated July 7, 2009, to which all the foregoing companies are parties except Sub XLVI, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2013)

10.3	Amending Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Mortgage Holdings, LLC, Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina, Genworth Financial International Holdings, Inc., Genworth Residential Mortgage Assurance Corporation and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) relating to the Shareholder Agreement, dated July 7, 2009, to which all of the foregoing companies are parties except Sub XLVI, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 1, 2013)

10.4	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.5§	First Amendment to the Genworth Financial, Inc. Retirement and Savings Restoration Plan

10.6§	First Amendment to the Genworth Financial, Inc. Supplemental Executive Retirement Plan

10.7§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: August 1, 2013

By:	/s/ Kelly L. Groh
Kelly L. Groh Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)