Form 10-Q
period 2013-09-30
GENWORTH FINANCIAL INC
filed 2013-11-01
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, 494,259,563 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

NOTE REGARDING THIS QUARTERLY REPORT

As previously announced, on April 1, 2013, we completed a holding company reorganization in connection with a comprehensive capital plan for our U.S. mortgage insurance business, which is discussed in further detail in note 1 of the financial statements in “Item 1—Financial Statements” of this Quarterly Report on Form 10-Q. Pursuant to the reorganization, the public holding company historically known as “Genworth Financial, Inc.” (now renamed Genworth Holdings, Inc. (“Genworth Holdings”)) became a direct, 100% owned subsidiary of a new public holding company that it had formed and that now has been renamed Genworth Financial, Inc. (“New Genworth”). In connection with the reorganization, all the stockholders of Genworth Holdings immediately prior to the completion of the reorganization automatically became stockholders of New Genworth, owning the same number of shares of stock in New Genworth that they owned in Genworth Holdings immediately prior to the reorganization. New Genworth, as the successor issuer to Genworth Holdings (pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), began making filings under the Securities Act of 1933, as amended, and the Exchange Act, from April 1, 2013.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$59,086	$62,161
Equity securities available-for-sale, at fair value	379	518
Commercial mortgage loans	5,858	5,872
Restricted commercial mortgage loans related to securitization entities	290	341
Policy loans	1,668	1,601
Other invested assets	1,826	3,493
Restricted other invested assets related to securitization entities, at fair value	392	393

Total investments	69,499	74,379
Cash and cash equivalents	3,554	3,632
Accrued investment income	705	715
Deferred acquisition costs	5,256	5,036
Intangible assets	404	366
Goodwill	867	868
Reinsurance recoverable	17,224	17,230
Other assets	668	710
Separate account assets	9,957	9,937
Assets associated with discontinued operations	—	439

Total assets	$108,134	$113,312

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$33,612	$33,505
Policyholder account balances	25,266	26,262
Liability for policy and contract claims	7,271	7,509
Unearned premiums	4,160	4,333
Other liabilities ($78 and $133 other liabilities related to securitization entities)	4,607	5,239
Borrowings related to securitization entities ($73 and $62 at fair value)	297	336
Non-recourse funding obligations	2,046	2,066
Long-term borrowings	4,780	4,776
Deferred tax liability	293	1,507
Separate account liabilities	9,957	9,937
Liabilities associated with discontinued operations	—	61

Total liabilities	92,289	95,531

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 583 million and 580 million shares issued as of September 30, 2013 and December 31, 2012, respectively; 494 million and 492 million shares outstanding as of September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	12,149	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,106	2,692
Net unrealized gains (losses) on other-than-temporarily impaired securities	3	(54)

Net unrealized investment gains (losses)	1,109	2,638

Derivatives qualifying as hedges	1,442	1,909
Foreign currency translation and other adjustments	388	655

Total accumulated other comprehensive income (loss)	2,939	5,202
Retained earnings	2,215	1,863
Treasury stock, at cost (88 million shares as of September 30, 2013 and December 31, 2012)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,604	16,493
Noncontrolling interests	1,241	1,288

Total stockholders’ equity	15,845	17,781

Total liabilities and stockholders’ equity	$108,134	$113,312

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Premiums	$1,291	$1,313	$3,838	$3,721
Net investment income	801	825	2,436	2,503
Net investment gains (losses)	(23)	9	(63)	13
Insurance and investment product fees and other	248	309	780	936

Total revenues	2,317	2,456	6,991	7,173

Benefits and expenses:
Benefits and other changes in policy reserves	1,169	1,363	3,639	3,977
Interest credited	184	193	552	582
Acquisition and operating expenses, net of deferrals	407	443	1,253	1,322
Amortization of deferred acquisition costs and intangibles	182	160	441	578
Goodwill impairment	—	89	—	89
Interest expense	124	126	371	352

Total benefits and expenses	2,066	2,374	6,256	6,900

Income from continuing operations before income taxes	251	82	735	273
Provision for income taxes	105	23	254	65

Income from continuing operations	146	59	481	208
Income (loss) from discontinued operations, net of taxes	2	12	(12)	51

Net income	148	71	469	259
Less: net income attributable to noncontrolling interests	40	36	117	102

Net income available to Genworth Financial, Inc.’s common stockholders	$108	$35	$352	$157

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.21	$0.05	$0.74	$0.22

Diluted	$0.21	$0.05	$0.73	$0.22

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.22	$0.07	$0.71	$0.32

Diluted	$0.22	$0.07	$0.71	$0.32

Weighted-average common shares outstanding:
Basic	494.0	491.7	493.3	491.5

Diluted	499.3	493.9	497.9	494.5

Supplemental disclosures:
Total other-than-temporary impairments	$(3)	$(26)	$(17)	$(84)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(2)	(3)	(5)	(1)

Net other-than-temporary impairments	(5)	(29)	(22)	(85)
Other investments gains (losses)	(18)	38	(41)	98

Total net investment gains (losses)	$(23)	$9	$(63)	$13

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$148	$71	$469	$259
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(191)	517	(1,624)	1,029
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	28	57	44
Derivatives qualifying as hedges	(139)	(76)	(467)	2
Foreign currency translation and other adjustments	144	148	(313)	145

Total other comprehensive income (loss)	(181)	617	(2,347)	1,220

Total comprehensive income (loss)	(33)	688	(1,878)	1,479
Less: comprehensive income attributable to noncontrolling interests	62	83	33	146

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(95)	$605	$(1,911)	$1,333

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781

Repurchase of subsidiary shares	—	—	—	—	—	—	(43)	(43)
Comprehensive income (loss):
Net income	—	—	—	352	—	352	117	469
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(1,586)	—	—	(1,586)	(38)	(1,624)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	57	—	—	57	—	57
Derivatives qualifying as hedges	—	—	(467)	—	—	(467)	—	(467)
Foreign currency translation and other adjustments	—	—	(267)	—	—	(267)	(46)	(313)

Total comprehensive income (loss)						(1,911)	33	(1,878)
Dividends to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation expense and exercises and other	—	22	—	—	—	22	2	24

Balances as of September 30, 2013	$1	$12,149	$2,939	$2,215	$(2,700)	$14,604	$1,241	$15,845

Balances as of December 31, 2011	$1	$12,136	$4,047	$1,538	$(2,700)	$15,022	$1,110	$16,132

Comprehensive income (loss):
Net income	—	—	—	157	—	157	102	259
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,024	—	—	1,024	5	1,029
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	44	—	—	44	—	44
Derivatives qualifying as hedges	—	—	2	—	—	2	—	2
Foreign currency translation and other adjustments	—	—	106	—	—	106	39	145

Total comprehensive income (loss)						1,333	146	1,479
Dividends to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Stock-based compensation expense and exercises and other	—	26	—	—	—	26	—	26

Balances as of September 30, 2012	$1	$12,162	$5,223	$1,695	$(2,700)	$16,381	$1,220	$17,601

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$469	$259
Less (income) loss from discontinued operations, net of taxes	12	(51)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(64)	(59)
Net investment losses (gains)	63	(13)
Charges assessed to policyholders	(612)	(590)
Acquisition costs deferred	(332)	(456)
Amortization of deferred acquisition costs and intangibles	441	578
Goodwill impairment	—	89
Deferred income taxes	(120)	12
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(15)	66
Stock-based compensation expense	27	20
Change in certain assets and liabilities:
Accrued investment income and other assets	(66)	(153)
Insurance reserves	1,679	1,672
Current tax liabilities	242	(191)
Other liabilities and other policy-related balances	(699)	(808)
Cash from operating activities—discontinued operations	68	52

Net cash from operating activities	1,093	427

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,046	3,619
Commercial mortgage loans	686	559
Restricted commercial mortgage loans related to securitization entities	51	48
Proceeds from sales of investments:
Fixed maturity and equity securities	3,056	3,956
Purchases and originations of investments:
Fixed maturity and equity securities	(7,872)	(8,932)
Commercial mortgage loans	(667)	(339)
Other invested assets, net	80	531
Policy loans, net	(7)	(8)
Proceeds from sale of a subsidiary, net of cash transferred	370	77
Cash from investing activities—discontinued operations	(30)	(41)

Net cash from investing activities	(287)	(530)

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,979	2,248
Withdrawals from universal life and investment contracts	(2,613)	(2,057)
Redemption and repurchase of non-recourse funding obligations	(20)	(801)
Proceeds from the issuance of long-term debt	397	361
Repayment and repurchase of long-term debt	(365)	(222)
Repayment of borrowings related to securitization entities	(51)	(53)
Repurchase of subsidiary shares	(43)	—
Dividends paid to noncontrolling interests	(39)	(36)
Other, net	(53)	(68)
Cash from financing activities—discontinued operations	(3)	(35)

Net cash from financing activities	(811)	(663)

Effect of exchange rate changes on cash and cash equivalents	(94)	19

Net change in cash and cash equivalents	(99)	(747)
Cash and cash equivalents at beginning of period	3,653	4,488

Cash and cash equivalents at end of period	3,554	3,741
Less cash and cash equivalents of discontinued operations at end of period	—	21

Cash and cash equivalents of continuing operations at end of period	$3,554	$3,720

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware on October 23, 2003. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, under the name Sub XLVI, Inc., and was renamed Genworth Financial, Inc. upon the completion of the reorganization.

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

On March 27, 2013, we announced that we had agreed to sell our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partners and Genstar Capital, for approximately $412 million. Historically, this business had been reported as a separate segment. As a result of the sale agreement, the financial statements and other disclosures herein have been revised to reclassify this business as discontinued operations and report its financial position, results of operations and cash flows separately for all periods presented. The sale closed on August 30, 2013 and we received net proceeds of approximately $360 million. Also included in discontinued operations was our tax and advisor unit, Genworth Financial Investment Services, which was part of our wealth management business until the closing of its sale on April 2, 2012. See note 10 for additional information related to discontinued operations.

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

(2) Accounting Changes

Accounting Pronouncements Recently Adopted

On July 17, 2013, we adopted new accounting guidance to provide additional flexibility in the benchmark interest rates used when applying hedge accounting. The new guidance permits the use of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes and removes certain restrictions on being able to apply hedge accounting for similar hedges using different benchmark interest rates. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted

In June 2013, the Financial Accounting Standards Board issued new accounting guidance on the scope, measurement and disclosure requirements for investment companies. The new guidance clarifies the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

characteristics of an investment company, provides comprehensive guidance for assessing whether an entity is an investment company, requires investment companies to measure noncontrolling ownership interest in other investment companies at fair value rather than using the equity method of accounting and requires additional disclosures. These new requirements will be effective for us on January 1, 2014 and are not expected to have a material impact on our consolidated financial statements.

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2013	2012	2013	2012
Weighted-average shares used in basic earnings per common share calculations	494.0	491.7	493.3	491.5
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	5.3	2.2	4.6	3.0

Weighted-average shares used in diluted earnings per common share calculations	499.3	493.9	497.9	494.5

Income from continuing operations:
Income from continuing operations	$146	$59	$481	$208
Less: income from continuing operations attributable to noncontrolling interests	40	36	117	102

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$106	$23	$364	$106

Basic per common share	$0.21	$0.05	$0.74	$0.22

Diluted per common share	$0.21	$0.05	$0.73	$0.22

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$2	$12	$(12)	$51
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$2	$12	$(12)	$51

Basic per common share	$—	$0.02	$(0.02)	$0.10

Diluted per common share	$—	$0.02	$(0.02)	$0.10

Net income:
Income from continuing operations	$146	$59	$481	$208
Income (loss) from discontinued operations, net of taxes	2	12	(12)	51

Net income	148	71	469	259
Less: net income attributable to noncontrolling interests	40	36	117	102

Net income available to Genworth Financial, Inc.’s common stockholders	$108	$35	$352	$157

Basic per common share	$0.22	$0.07	$0.71	$0.32

Diluted per common share	$0.22	$0.07	$0.71	$0.32

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Fixed maturity securities—taxable	$651	$659	$1,979	$1,988
Fixed maturity securities—non-taxable	3	2	7	9
Commercial mortgage loans	81	87	244	256
Restricted commercial mortgage loans related to securitization entities	8	8	22	24
Equity securities	3	4	13	14
Other invested assets	41	48	128	157
Policy loans	33	31	97	93
Cash, cash equivalents and short-term investments	4	8	16	28

Gross investment income before expenses and fees	824	847	2,506	2,569
Expenses and fees	(23)	(22)	(70)	(66)

Net investment income	$801	$825	$2,436	$2,503

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Available-for-sale securities:
Realized gains	$26	$28	$144	$112
Realized losses	(38)	(14)	(151)	(79)

Net realized gains (losses) on available-for-sale securities	(12)	14	(7)	33

Impairments:
Total other-than-temporary impairments	(3)	(26)	(17)	(84)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(2)	(3)	(5)	(1)

Net other-than-temporary impairments	(5)	(29)	(22)	(85)

Trading securities	(6)	14	(15)	21
Commercial mortgage loans	1	2	5	7
Net gains (losses) related to securitization entities	21	18	43	48
Derivative instruments (1)	(19)	(2)	(63)	(4)
Contingent consideration adjustment	—	(8)	—	(7)
Other	(3)	—	(4)	—

Net investment gains (losses)	$(23)	$9	$(63)	$13

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2013 and 2012 was $407 million and $228 million, respectively, which was approximately 93% and 96%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2013 and 2012 was $1,293 million and $911 million, respectively, which was approximately 90% and 93%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Beginning balance	$179	$588	$387	$646
Additions:
Other-than-temporary impairments not previously recognized	1	5	3	13
Increases related to other-than-temporary impairments previously recognized	2	10	9	42
Reductions:
Securities sold, paid down or disposed	(76)	(66)	(293)	(164)

Ending balance	$106	$537	$106	$537

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2013	December 31, 2012
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$2,786	$6,086
Equity securities	13	34
Other invested assets	(6)	(8)

Subtotal	2,793	6,112
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,008)	(1,925)
Income taxes, net	(622)	(1,457)

Net unrealized investment gains (losses)	1,163	2,730
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	54	92

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,109	$2,638

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2013	2012
Beginning balance	$1,294	$2,016
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(411)	1,040
Adjustment to deferred acquisition costs	23	(39)
Adjustment to present value of future profits	9	11
Adjustment to sales inducements	3	(17)
Adjustment to benefit reserves	68	(171)
Provision for income taxes	111	(288)

Change in unrealized gains (losses) on investment securities	(197)	536
Reclassification adjustments to net investment (gains) losses, net of taxes of $(6)	11	9

Change in net unrealized investment gains (losses)	(186)	545
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(1)	8

Ending balance	$1,109	$2,553

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of or for the nine months ended September 30,
(Amounts in millions)	2013	2012
Beginning balance	$2,638	$1,485
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(3,348)	2,157
Adjustment to deferred acquisition costs	241	(138)
Adjustment to present value of future profits	80	(11)
Adjustment to sales inducements	41	(31)
Adjustment to benefit reserves	555	(384)
Provision for income taxes	845	(553)

Change in unrealized gains (losses) on investment securities	(1,586)	1,040
Reclassification adjustments to net investment (gains) losses, net of taxes of $(10) and $(19)	19	33

Change in net unrealized investment gains (losses)	(1,567)	1,073
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(38)	5

Ending balance	$1,109	$2,553

(d) Fixed Maturity and Equity Securities

As of September 30, 2013, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
		Not other- than- temporarily impaired	Other-than- temporarily impaired	Not other- than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,007	$495	$—	$(177)	$—	$5,325
Tax-exempt	287	7	—	(31)	—	263
Government—non-U.S.	2,119	124	—	(11)	—	2,232
U.S. corporate	23,249	1,872	18	(357)	—	24,782
Corporate—non-U.S.	14,703	751	—	(178)	—	15,276
Residential mortgage-backed	5,145	321	8	(65)	(12)	5,397
Commercial mortgage-backed	2,762	90	1	(60)	(3)	2,790
Other asset-backed	3,047	33	—	(57)	(2)	3,021

Total fixed maturity securities	56,319	3,693	27	(936)	(17)	59,086
Equity securities	366	29	—	(16)	—	379

Total available-for-sale securities	$56,685	$3,722	$27	$(952)	$(17)	$59,465

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2013:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$769	$(134)	43	$134	$(43)	1	$903	$(177)	44
Tax-exempt	36	(2)	19	101	(29)	9	137	(31)	28
Government—non-U.S.	461	(11)	53	—	—	—	461	(11)	53
U.S. corporate	4,655	(280)	683	470	(77)	45	5,125	(357)	728
Corporate—non-U.S.	3,180	(155)	393	248	(23)	22	3,428	(178)	415
Residential mortgage-backed	808	(36)	128	196	(41)	119	1,004	(77)	247
Commercial mortgage-backed	656	(38)	82	360	(25)	63	1,016	(63)	145
Other asset-backed	896	(16)	126	146	(43)	16	1,042	(59)	142

Subtotal, fixed maturity securities	11,461	(672)	1,527	1,655	(281)	275	13,116	(953)	1,802
Equity securities	133	(16)	72	—	—	—	133	(16)	72

Total for securities in an unrealized loss position	$11,594	$(688)	1,599	$1,655	$(281)	275	$13,249	$(969)	1,874

% Below cost—fixed maturity securities:
<20% Below cost	$11,201	$(595)	1,506	$1,294	$(125)	196	$12,495	$(720)	1,702
20%-50% Below cost	260	(77)	21	344	(127)	49	604	(204)	70
>50% Below cost	—	—	—	17	(29)	30	17	(29)	30

Total fixed maturity securities	11,461	(672)	1,527	1,655	(281)	275	13,116	(953)	1,802

% Below cost—equity securities:
<20% Below cost	132	(15)	69	—	—	—	132	(15)	69
20%-50% Below cost	1	(1)	3	—	—	—	1	(1)	3

Total equity securities	133	(16)	72	—	—	—	133	(16)	72

Total for securities in an unrealized loss position	$11,594	$(688)	1,599	$1,655	$(281)	275	$13,249	$(969)	1,874

Investment grade	$10,978	$(653)	1,435	$1,145	$(203)	149	$12,123	$(856)	1,584
Below investment grade (3)	616	(35)	164	510	(78)	126	1,126	(113)	290

Total for securities in an unrealized loss position	$11,594	$(688)	1,599	$1,655	$(281)	275	$13,249	$(969)	1,874

(1)	Amounts included $16 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $17 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $16 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors. For securities that have been in a continuous unrealized loss for less than 12 months, the average fair value percentage below cost was approximately 6% as of September 30, 2013.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $125 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 66% of the unrealized losses were related to investment grade securities as of September 30, 2013. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate and structured securities in the finance and insurance sector. The average fair value percentage below cost for these securities was approximately 9% as of September 30, 2013. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of September 30, 2013:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$134	$(43)	4%	1	$—	$—	—%	—
Tax-exempt	58	(20)	2	6	—	—	—	—
U.S. corporate	23	(7)	1	2	—	—	—	—
Corporate—non-U.S.	32	(11)	1	7	—	—	—	—
Structured securities:
Residential mortgage-backed	2	(2)	—	3	5	(6)	1	7
Commercial mortgage-backed	2	(1)	—	2	—	(1)	—	1
Other asset-backed	60	(29)	3	4	—	—	—	—

Total structured securities	64	(32)	3	9	5	(7)	1	8

Total	$311	$(113)	11%	25	$5	$(7)	1%	8

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$2	$(1)	—%	1	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	21	(9)	1	19	3	(12)	1	19
Commercial mortgage-backed	10	(4)	—	4	1	(1)	—	1
Other asset-backed	—	—	—	—	8	(9)	1	2

Total structured securities	31	(13)	1	23	12	(22)	2	22

Total	$33	$(14)	1%	24	$12	$(22)	2%	22

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell and it is not more likely than not that we will be required to sell these securities prior to recovering our amortized cost. See the following for further discussion of gross unrealized losses by asset class.

U. S. government, agencies and government-sponsored enterprises

As indicated in the table above, $43 million of gross unrealized losses were related to a U.S. government, agencies and government-sponsored enterprises security that has been in a continuous loss position for more than 12 months and was greater than 20% below cost. The unrealized losses for the U.S. government, agencies and government-sponsored enterprises security represents a long-term, zero coupon Treasury bond. An increase in Treasury yields since the bond was purchased resulted in a decrease in the market value of this security. We expect that this security will accrete up to par value over time.

Corporate Debt Securities

The following tables present the concentration of gross unrealized losses and fair values related to corporate debt fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by industry as of September 30, 2013:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$55	$(18)	2%	9	$—	$—	—%	—

Total	$55	$(18)	2%	9	$—	$—	—%	—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Industry:
Finance and insurance	$2	$(1)	—%	1	$—	$—	—%	—

Total	$2	$(1)	—%	1	$—	$—	—%	—

The total unrealized losses of $19 million for corporate fixed maturity securities presented in the tables above related to issuers in the finance and insurance sector that were 20% below cost on average. Given the current market conditions, including current financial industry events and uncertainty around global economic conditions, the fair value of these debt securities has declined due to credit spreads that have widened since acquisition. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events to develop our conclusion on the amount and timing of the cash flows expected to be collected. Based on this evaluation, we determined that the unrealized losses on these debt securities represented temporary impairments as of September 30, 2013. Of the $19 million of unrealized losses related to the finance and insurance industry, $18 million related to financial hybrid securities on which a debt impairment model was employed. Most of our hybrid securities retained a credit rating of investment grade. The fair value of these hybrid securities has been impacted by credit spreads that have widened since acquisition and reflect uncertainty surrounding the extent and duration of government involvement, potential capital restructuring of these institutions, and continued but diminishing risk that income payments may be deferred. We continue to receive our contractual payments and expect to fully recover our amortized cost.

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

Structured Securities

Of the $74 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $11 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to the ongoing concern and uncertainty about the residential and commercial real estate market and unemployment, resulting in credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been significantly impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. housing market.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of September 30, 2013.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2012:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$655	$(18)	19	$—	$—	—	$655	$(18)	19
Tax-exempt	—	—	—	137	(30)	13	137	(30)	13
Government—non-U.S.	103	(1)	21	—	—	—	103	(1)	21
U.S. corporate	859	(19)	154	646	(85)	65	1,505	(104)	219
Corporate—non-U.S.	665	(9)	105	436	(38)	41	1,101	(47)	146
Residential mortgage- backed	152	(1)	32	494	(224)	278	646	(225)	310
Commercial mortgage-backed	183	(1)	20	749	(102)	130	932	(103)	150
Other asset-backed	282	(1)	42	185	(66)	18	467	(67)	60

Subtotal, fixed maturity securities	2,899	(50)	393	2,647	(545)	545	5,546	(595)	938
Equity securities	52	(4)	32	14	(2)	13	66	(6)	45

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

% Below cost—fixed maturity securities:
<20% Below cost	$2,899	$(50)	393	$2,151	$(194)	337	$5,050	$(244)	730
20%-50% Below cost	—	—	—	445	(218)	128	445	(218)	128
>50% Below cost	—	—	—	51	(133)	80	51	(133)	80

Total fixed maturity securities	2,899	(50)	393	2,647	(545)	545	5,546	(595)	938

% Below cost—equity securities:
<20% Below cost	47	(2)	29	12	(1)	11	59	(3)	40
20%-50% Below cost	5	(2)	3	2	(1)	2	7	(3)	5

Total equity securities	52	(4)	32	14	(2)	13	66	(6)	45

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

Investment grade	$2,761	$(43)	356	$1,616	$(209)	235	$4,377	$(252)	591
Below investment grade (3)	190	(11)	69	1,045	(338)	323	1,235	(349)	392

Total for securities in an unrealized loss position	$2,951	$(54)	425	$2,661	$(547)	558	$5,612	$(601)	983

(1)	Amounts included $123 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $124 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous loss position for 12 months or more included $119 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2013 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,744	$2,772
Due after one year through five years	10,019	10,563
Due after five years through ten years	12,142	12,570
Due after ten years	20,460	21,973

Subtotal	45,365	47,878
Residential mortgage-backed	5,145	5,397
Commercial mortgage-backed	2,762	2,790
Other asset-backed	3,047	3,021

Total	$56,319	$59,086

As of September 30, 2013, $5,529 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2013, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 24%, 19% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of September 30, 2013, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,005	34%	$1,895	32%
Office	1,610	27	1,580	27
Industrial	1,571	27	1,603	27
Apartments	473	8	552	9
Mixed use/other	234	4	282	5

Subtotal	5,893	100%	5,912	100%

Unamortized balance of loan origination fees and costs	1		2
Allowance for losses	(36)		(42)

Total	$5,858		$5,872

	September 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,624	28%	$1,553	26%
South Atlantic	1,558	26	1,587	27
Middle Atlantic	792	13	739	13
Mountain	462	8	463	8
East North Central	384	7	468	8
West North Central	366	6	353	6
New England	327	6	343	6
West South Central	237	4	265	4
East South Central	143	2	141	2

Subtotal	5,893	100%	5,912	100%

Unamortized balance of loan origination fees and costs	1		2
Allowance for losses	(36)		(42)

Total	$5,858		$5,872

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2013
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$10	$10	$1,995	$2,005
Office	—	—	9	9	1,601	1,610
Industrial	—	16	1	17	1,554	1,571
Apartments	—	—	—	—	473	473
Mixed use/other	—	—	—	—	234	234

Total recorded investment	$—	$16	$20	$36	$5,857	$5,893

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

	December 31, 2012
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$3	$—	$3	$1,892	$1,895
Office	2	—	—	2	1,578	1,580
Industrial	—	—	—	—	1,603	1,603
Apartments	—	—	4	4	548	552
Mixed use/other	66	—	—	66	216	282

Total recorded investment	$68	$3	$4	$75	$5,837	$5,912

% of total commercial mortgage loans	1%	—%	—%	1%	99%	100%

As of September 30, 2013 and December 31, 2012, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of September 30, 2013 and December 31, 2012.

As of and for the nine months ended September 30, 2013 and the year ended December 31, 2012, we modified or extended 26 and 38 commercial mortgage loans, respectively, with a total carrying value of $146 million and $279 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Allowance for credit losses:
Beginning balance	$38	$46	$42	$51
Charge-offs	(1)	(3)	(3)	(4)
Recoveries	—	—	—	—
Provision	(1)	1	(3)	(3)

Ending balance	$36	$44	$36	$44

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$36	$44	$36	$44

Recorded investment:
Ending balance	$5,893	$5,903	$5,893	$5,903

Ending balance of individually impaired loans	$2	$8	$2	$8

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,891	$5,895	$5,891	$5,895

As of September 30, 2013, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $1 million, an unpaid principal balance of $3 million, charge-offs of $2 million and an average recorded investment of $1 million. As of September 30, 2013, we also had individually impaired commercial mortgage loans included within the industrial property type with a recorded investment of $1 million, an unpaid principal balance of $2 million, charge-offs of $1 million and an average recorded investment of $1 million. As of December 31, 2012, we had no individually impaired commercial mortgage loans.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$557	$360	$957	$105	$26	$2,005
Office	385	199	768	190	68	1,610
Industrial	444	215	740	151	21	1,571
Apartments	190	100	146	36	1	473
Mixed use/other	57	56	109	6	6	234

Total recorded investment	$1,633	$930	$2,720	$488	$122	$5,893

% of total	28%	16%	46%	8%	2%	100%

Weighted-average debt service coverage ratio	2.19	1.77	1.72	1.11	0.64	1.78

(1)	Included $2 million of impaired loans, $10 million of loans past due and not individually impaired and $110 million of loans in good standing where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 118%.

	December 31, 2012
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$548	$280	$874	$162	$31	$1,895
Office	323	237	688	288	44	1,580
Industrial	462	242	671	188	40	1,603
Apartments	167	140	201	29	15	552
Mixed use/other	68	24	103	81	6	282

Total recorded investment	$1,568	$923	$2,537	$748	$136	$5,912

% of total	27%	16%	42%	13%	2%	100%

Weighted-average debt service coverage ratio	2.13	1.73	2.09	1.18	2.48	1.95

(1)	Included $136 million of loans in good standing where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 144%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$107	$297	$371	$735	$393	$1,903
Office	138	183	211	632	370	1,534
Industrial	167	118	267	709	305	1,566
Apartments	12	25	105	168	163	473
Mixed use/other	22	2	38	122	50	234

Total recorded investment	$446	$625	$992	$2,366	$1,281	$5,710

% of total	8%	11%	17%	42%	22%	100%

Weighted-average loan-to-value	80%	68%	64%	60%	43%	59%

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$87	$295	$391	$634	$384	$1,791
Office	148	174	312	559	303	1,496
Industrial	164	148	311	629	345	1,597
Apartments	9	62	90	279	112	552
Mixed use/other	32	21	49	64	50	216

Total recorded investment	$440	$700	$1,153	$2,165	$1,194	$5,652

% of total	8%	12%	20%	39%	21%	100%

Weighted-average loan-to-value	81%	71%	66%	61%	45%	61%

The following tables set forth the debt service coverage ratio for floating rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$—	$—	$—	$—	$102	$102
Office	—	—	8	—	68	76
Industrial	—	—	—	—	5	5
Apartments	—	—	—	—	—	—
Mixed use/other	—	—	—	—	—	—

Total recorded investment	$—	$—	$8	$—	$175	$183

% of total	—%	—%	4%	—%	96%	100%

Weighted-average loan-to-value	—%	—%	77%	—%	62%	63%

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

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

The following tables set forth additional information regarding our restricted commercial mortgage loans related to securitization entities as of the dates indicated:

	September 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$118	41%	$140	42%
Industrial	68	23	81	24
Office	52	18	63	18
Apartments	50	17	53	15
Mixed use/other	3	1	5	1

Subtotal	291	100%	342	100%

Allowance for losses	(1)		(1)

Total	$290		$341

	September 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$106	36%	$126	37%
Pacific	54	19	60	18
Middle Atlantic	49	17	55	16
East North Central	21	7	31	9
Mountain	20	7	21	6
West North Central	18	6	22	6
East South Central	13	5	16	5
West South Central	10	3	11	3

Subtotal	291	100%	342	100%

Allowance for losses	(1)		(1)

Total	$290		$341

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2013, the total recorded investment of our restricted commercial mortgage loans of $291 million was current. Of our restricted commercial mortgage loans as of December 31, 2012, $337 million were current and $5 million were past due for more than 90 days and still accruing interest.

As of September 30, 2013 and December 31, 2012, the total recorded investment of restricted commercial mortgage loans of $291 million and $342 million, respectively, related to loans not individually impaired that were evaluated collectively for impairment. There was no provision for credit losses recorded during the three or nine months ended September 30, 2013 or 2012 related to restricted commercial mortgage loans.

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

The following tables set forth the loan-to-value of restricted commercial mortgage loans by property type as of the dates indicated:

	September 30, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100%	Total
Property type:
Retail	$116	$—	$—	$—	$2	$118
Industrial	68	—	—	—	—	68
Office	50	—	2	—	—	52
Apartments	40	—	10	—	—	50
Mixed use/other	3	—	—	—	—	3

Total recorded investment	$277	$—	$12	$—	$2	$291

% of total	95%	—%	4%	—%	1%	100%

Weighted-average debt service coverage ratio	1.75	—	1.21	—	0.44	1.71

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

The following tables set forth the debt service coverage ratio for fixed rate restricted commercial mortgage loans by property type as of the dates indicated:

	September 30, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$6	$6	$28	$32	$46	$118
Industrial	2	5	14	29	18	68
Office	9	10	15	13	5	52
Apartments	—	5	22	13	10	50
Mixed use/other	—	—	—	—	3	3

Total recorded investment	$17	$26	$79	$87	$82	$291

% of total	6%	9%	27%	30%	28%	100%

Weighted-average loan-to-value	55%	31%	39%	29%	25%	32%

	December 31, 2012
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$5	$16	$34	$36	$49	$140
Industrial	9	4	14	37	17	81
Office	4	22	14	12	11	63
Apartments	—	20	11	21	1	53
Mixed use/other	—	—	—	2	3	5

Total recorded investment	$18	$62	$73	$108	$81	$342

% of total	5%	18%	21%	32%	24%	100%

Weighted-average loan-to-value	51%	53%	37%	31%	29%	37%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no floating rate restricted commercial mortgage loans as of September 30, 2013 or December 31, 2012.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$146	$414	Other liabilities	$410	$27
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	73	105
Foreign currency swaps	Other invested assets	3	3	Other liabilities	1	1
Forward bond purchase commitments	Other invested assets	—	53	Other liabilities	5	—

Total cash flow hedges		149	470		489	133

Fair value hedges:
Interest rate swaps	Other invested assets	1	12	Other liabilities	—	—
Foreign currency swaps	Other invested assets	—	31	Other liabilities	—	—

Total fair value hedges		1	43		—	—

Total derivatives designated as hedges		150	513		489	133

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	357	603	Other liabilities	43	280
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	18	27
Credit default swaps	Other invested assets	9	8	Other liabilities	—	1
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	59	104
Equity index options	Other invested assets	6	25	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	5	8
Other foreign currency contracts	Other invested assets	5	—	Other liabilities	4	—
GMWB embedded derivatives	Reinsurance recoverable (1)	3	10	Policyholder account balances (2)	177	350
Fixed index annuity embedded derivatives	Other assets (3)	—	—	Policyholder account balances (3)	83	27

Total derivatives not designated as hedges		380	646		389	797

Total derivatives		$530	$1,159		$878	$930

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2012	Additions	Maturities/ terminations	September 30, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$10,146	$9,614	$(5,646)	$14,114
Inflation indexed swaps	Notional	554	9	(2)	561
Foreign currency swaps	Notional	183	102	(250)	35
Forward bond purchase commitments	Notional	456	—	(135)	321

Total cash flow hedges		11,339	9,725	(6,033)	15,031

Fair value hedges:
Interest rate swaps	Notional	723	—	(717)	6
Foreign currency swaps	Notional	85	—	(85)	—

Total fair value hedges		808	—	(802)	6

Total derivatives designated as hedges		12,147	9,725	(6,835)	15,037

Derivatives not designated as hedges
Interest rate swaps	Notional	6,331	961	(2,471)	4,821
Interest rate swaps related to securitization entities	Notional	104	—	(9)	95
Credit default swaps	Notional	932	68	(293)	707
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	936	912	(1,055)	793
Financial futures	Notional	1,692	3,851	(4,301)	1,242
Equity return swaps	Notional	186	128	(214)	100
Other foreign currency contracts	Notional	—	628	(177)	451

Total derivatives not designated as hedges		10,493	6,548	(8,520)	8,521

Total derivatives		$22,640	$16,273	$(15,355)	$23,558

(Number of policies)	Measurement	December 31, 2012	Additions	Maturities/ terminations	September 30, 2013
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	45,027	—	(2,186)	42,841
Fixed index annuity embedded derivatives	Policies	2,013	3,077	(55)	5,035
Cash Flow Hedges

Certain derivative instruments are designated as cash flow hedges. The changes in fair value of these instruments are recorded as a component of OCI. We designate and account for the following as cash flow hedges when they have met the effectiveness requirements: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; (iii) receive U.S. dollar fixed on foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated investments; (iv) forward starting interest rate

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

swaps to hedge against changes in interest rates associated with future fixed rate bond purchases and/or interest income; (v) forward bond purchase commitments to hedge against the variability in the anticipated cash flows required to purchase future fixed rate bonds; and (vi) other instruments to hedge the cash flows of various forecasted transactions.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(199)	$15	Net investment income	$(2)	Net investment gains (losses)
Interest rate swaps hedging liabilities	9	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(2)	(3)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(11)	—	Net investment income	—	Net investment gains (losses)

Total	$(204)	$12		$(2)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(83)	$9	Net investment income	$(6)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Inflation indexed swaps	(23)	3	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	2	—	Net investment income	—	Net investment gains (losses)

Total	$(103)	$13		$(6)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(702)	$34	Net investment income	$(12)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	31	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	32	(5)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(50)	—	Net investment income	—	Net investment gains (losses)

Total	$(690)	$31		$(12)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2012:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$60	$28	Net investment income	$(6)	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(54)	(6)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	22	—	Net investment income	—	Net investment gains (losses)

Total	$30	$25		$(6)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2013	2012
Derivatives qualifying as effective accounting hedges as of July 1	$1,581	$2,087
Current period increases (decreases) in fair value, net of deferred taxes of $73 and $31	(131)	(72)
Reclassification to net (income), net of deferred taxes of $4 and $9	(8)	(4)

Derivatives qualifying as effective accounting hedges as of September 30	$1,442	$2,011

	Nine months ended September 30,
(Amounts in millions)	2013	2012
Derivatives qualifying as effective accounting hedges as of January 1	$1,909	$2,009
Current period increases (decreases) in fair value, net of deferred taxes of $244 and $(12)	(446)	18
Reclassification to net (income), net of deferred taxes of $10 and $9	(21)	(16)

Derivatives qualifying as effective accounting hedges as of September 30	$1,442	$2,011

The total of derivatives designated as cash flow hedges of $1,442 million, net of taxes, recorded in stockholders’ equity as of September 30, 2013 is expected to be reclassified to future net income, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $37 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. No amounts were reclassified to net income during the nine months ended September 30, 2013 in connection with forecasted transactions that were no longer considered probable of occurring.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended September 30, 2013. The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended September 30, 2012:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging liabilities	$(4)	Net investment gains (losses)	$8	Interest credited	$4	Net investment gains (losses)
Foreign currency swaps	—	Net investment gains (losses)	1	Interest credited	—	Net investment gains (losses)

Total	$(4)		$9		$4

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the nine months ended September 30, 2013:

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

location as the income (loss) activity from the hedged item. There were no amounts excluded from the measurement of effectiveness.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits and fixed index annuities; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency forward contracts and options to mitigate currency risk associated with investments and future dividends and other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2013	2012
Interest rate swaps	$(3)	$1	Net investment gains (losses)
Interest rate swaps related to securitization entities	(1)	(1)	Net investment gains (losses)
Credit default swaps	4	25	Net investment gains (losses)
Credit default swaps related to securitization entities	24	20	Net investment gains (losses)
Equity index options	(13)	(17)	Net investment gains (losses)
Financial futures	(28)	(70)	Net investment gains (losses)
Equity return swaps	(18)	(11)	Net investment gains (losses)
Other foreign currency contracts	(2)	(2)	Net investment gains (losses)
Reinsurance embedded derivatives	—	(1)	Net investment gains (losses)
GMWB embedded derivatives	46	79	Net investment gains (losses)
Fixed index annuity embedded derivatives	(3)	(1)	Net investment gains (losses)

Total derivatives not designated as hedges	$6	$22

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Nine months ended September 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2013	2012
Interest rate swaps	$(8)	$18	Net investment gains (losses)
Interest rate swaps related to securitization entities	8	(4)	Net investment gains (losses)
Credit default swaps	10	47	Net investment gains (losses)
Credit default swaps related to securitization entities	49	43	Net investment gains (losses)
Equity index options	(31)	(46)	Net investment gains (losses)
Financial futures	(181)	(109)	Net investment gains (losses)
Equity return swaps	(27)	(25)	Net investment gains (losses)
Other foreign currency contracts	1	(19)	Net investment gains (losses)
Reinsurance embedded derivatives	—	4	Net investment gains (losses)
GMWB embedded derivatives	191	132	Net investment gains (losses)
Fixed index annuity embedded derivatives	(7)	(2)	Net investment gains (losses)

Total derivatives not designated as hedges	$5	$39

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

The following tables present additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2013
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral pledged/ received	Over collateralization	Net amount
Derivative assets (1)	$564	$—	$564	$(267)	$(272)	$5	$30
Derivative liabilities (2)	559	—	559	(267)	(317)	30	5

Net derivatives	$5	$—	$5	$—	$45	$(25)	$25

(1)	Included $37 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $18 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.

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

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of September 30, 2013 and December 31, 2012, we could have been allowed to claim or required to disburse up to the net amounts shown in the last column of the charts above. The charts above exclude embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2013			December 31, 2012
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures in less than one year	$—	$—	$—	$5	$—	$—
AA
Matures in less than one year	—	—	—	6	—	—
Matures after five years through ten years	—	—	—	5	—	—
A
Matures in less than one year	—	—	—	37	—	—
Matures after one year through five years	15	—	—	—	—	—
Matures after five years through ten years	—	—	—	10	1	—
BBB
Matures in less than one year	—	—	—	68	—	—
Matures after one year through five years	24	1	—	—	—	—
Matures after five years through ten years	—	—	—	24	—	—

Total credit default swaps on single name reference entities	$39	$1	$—	$155	$1	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2013			December 31, 2012
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$1	$—	$100	$—	$1
9% - 12% matures in less than one year (2)	—	—	—	50	—	—
9% - 12% matures after one year through five years (2)	250	4	—	250	2	—
10% - 15% matures after one year through five years (3)	250	3	—	250	4	—
15% - 30% matures after five years through ten years (4)	—	—	—	127	1	—

Total credit default swap index tranches	600	8	—	777	7	1

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (5)	12	—	2	12	—	5
Portion backing our interest maturing 2017 (6)	300	—	57	300	—	99

Total customized credit default swap index tranches related to securitization entities	312	—	59	312	—	104

Total credit default swaps on index tranches	$912	$8	$59	$1,089	$7	$105

(1)	The current attachment/detachment as of September 30, 2013 and December 31, 2012 was 7% – 15%.
(2)	The current attachment/detachment as of September 30, 2013 and December 31, 2012 was 9% – 12%.
(3)	The current attachment/detachment as of September 30, 2013 and December 31, 2012 was 10% – 15%.
(4)	The current attachment/detachment as of December 31, 2012 was 14.8% – 30.3%.
(5)	Original notional value was $39 million.
(6)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2013
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,858	$6,152	$—	$—	$6,152
Restricted commercial mortgage loans		(1)	290	324	—	—	324
Other invested assets		(1)	315	327	—	213	114
Liabilities:
Long-term borrowings		(1)	4,780	5,185	—	5,049	136
Non-recourse funding obligations		(1)	2,046	1,461	—	—	1,461
Borrowings related to securitization entities		(1)	224	242	—	191	51
Investment contracts		(1)	17,137	17,804	—	85	17,719
Other firm commitments:
Commitments to fund limited partnerships	67		—	—	—	—	—
Ordinary course of business lending commitments	66		—	—	—	—	—

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of the dates indicated:

	September 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
U.S. government, agencies and government-sponsored enterprises:
Pricing services	$5,320	$—	$5,320	$—
Internal models	5	—	—	5

Total U.S. government, agencies and government-sponsored enterprises	5,325	—	5,320	5

Tax-exempt:
Pricing services	263	—	263	—

Total tax-exempt	263	—	263	—

Government—non-U.S.:
Pricing services	2,209	—	2,209	—
Internal models	23	—	16	7

Total government—non-U.S.	2,232	—	2,225	7

U.S. corporate:
Pricing services	22,035	—	22,035	—
Broker quotes	138	—	—	138
Internal models	2,609	—	416	2,193

Total U.S. corporate	24,782	—	22,451	2,331

Corporate—non-U.S.:
Pricing services	13,194	—	13,194	—
Broker quotes	174	—	—	174
Internal models	1,908	—	199	1,709

Total corporate—non-U.S.	15,276	—	13,393	1,883

Residential mortgage-backed:
Pricing services	5,272	—	5,272	—
Broker quotes	74	—	—	74
Internal models	51	—	—	51

Total residential mortgage-backed	5,397	—	5,272	125

Commercial mortgage-backed:
Pricing services	2,784	—	2,784	—
Broker quotes	1	—	—	1
Internal models	5	—	—	5

Total commercial mortgage-backed	2,790	—	2,784	6

Other asset-backed:
Pricing services	1,924	—	1,924	—
Broker quotes	1,066	—	—	1,066
Internal models	31	—	—	31

Total other asset-backed	3,021	—	1,924	1,097

Total fixed maturity securities	$59,086	$—	$53,632	$5,454

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the primary sources of data considered when determining fair value of equity securities as of the dates indicated:

	September 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$294	$290	$4	$—
Broker quotes	1	—	—	1
Internal models	84	—	—	84

Total equity securities	$379	$290	$4	$85

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$419	$417	$2	$—
Broker quotes	3	—	—	3
Internal models	96	—	—	96

Total equity securities	$518	$417	$2	$99

The following tables summarize the primary sources of data considered when determining fair value of trading securities as of the dates indicated:

	September 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$244	$—	$244	$—
Broker quotes	34	—	—	34

Total trading securities	$278	$—	$244	$34

	December 31, 2012
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Pricing services	$480	$—	$480	$—
Broker quotes	76	—	—	76

Total trading securities	$556	$—	$480	$76

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

Other foreign currency contracts. We have certain foreign currency options classified as other foreign currency contracts. The valuation of foreign currency options is determined using an income approach. The primary inputs into the valuation represent the forward interest rate swap curve, foreign currency exchange rates, forward interest rate, foreign currency exchange rate volatility, foreign equity index volatility and time value component associated with the optionality in the derivative. As a result of the significant unobservable inputs associated with the forward interest rate, foreign currency exchange rate volatility and foreign equity index volatility inputs, the derivative is classified as Level 3. As foreign currency exchange rate volatility and foreign equity index volatility increases, the change in our valuation of these options will be favorable for purchase options and unfavorable for options sold. We also have foreign currency forward contracts where the valuation is determined using an income approach. The primary inputs into the valuation represent the forward foreign currency exchange rates, which are generally considered observable inputs and results in the derivative being classified as Level 2.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2013 and December 31, 2012, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $59 million and $89 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,325	$—	$5,320	$5
Tax-exempt	263	—	263	—
Government—non-U.S.	2,232	—	2,225	7
U.S. corporate	24,782	—	22,451	2,331
Corporate—non-U.S.	15,276	—	13,393	1,883
Residential mortgage-backed	5,397	—	5,272	125
Commercial mortgage-backed	2,790	—	2,784	6
Other asset-backed	3,021	—	1,924	1,097

Total fixed maturity securities	59,086	—	53,632	5,454

Equity securities	379	290	4	85

Other invested assets:
Trading securities	278	—	244	34
Derivative assets:
Interest rate swaps	504	—	504	—
Foreign currency swaps	3	—	3	—
Credit default swaps	9	—	1	8
Equity index options	6	—	—	6
Other foreign currency contracts	5	—	2	3

Total derivative assets	527	—	510	17

Securities lending collateral	154	—	154	—
Derivatives counterparty collateral	104	—	104	—

Total other invested assets	1,063	—	1,012	51

Restricted other invested assets related to securitization entities	392	—	180	212
Reinsurance recoverable (1)	3	—	—	3
Separate account assets	9,957	9,957	—	—

Total assets	$70,880	$10,247	$54,828	$5,805

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$177	$—	$—	$177
Fixed index annuity embedded derivatives	83	—	—	83

Total policyholder account balances	260	—	—	260

Derivative liabilities:
Interest rate swaps	453	—	453	—
Interest rate swaps related to securitization entities	18	—	18	—
Inflation indexed swaps	73	—	73	—
Foreign currency swaps	1	—	1	—
Credit default swaps related to securitization entities	59	—	—	59
Equity return swaps	5	—	5	—
Forward bond purchase commitments	5	—	5	—
Other foreign currency contracts	4	—	1	3

Total derivative liabilities	618	—	556	62

Borrowings related to securitization entities	73	—	—	73

Total liabilities	$951	$—	$556	$395

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2013	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5	$—
Government—non-U.S.	8	—	—	—	—	—	(1)	—	—	7	—
U.S. corporate (1)	2,459	5	(3)	17	(10)	—	(83)	33	(87)	2,331	4
Corporate—non-U.S. (1)	1,846	1	(9)	25	(14)	—	(42)	76	—	1,883	1
Residential mortgage- backed	116	(7)	8	—	(1)	—	(5)	14	—	125	—
Commercial mortgage- backed	13	(1)	—	—	—	—	(6)	2	(2)	6	(1)
Other asset-backed (1)	1,021	1	(7)	50	—	—	(18)	59	(9)	1,097	1

Total fixed maturity securities	5,468	(1)	(11)	92	(25)	—	(155)	184	(98)	5,454	5

Equity securities	88	—	1	—	(4)	—	—	—	—	85	—

Other invested assets:
Trading securities	34	—	—	—	—	—	—	—	—	34	—
Derivative assets:
Credit default swaps	6	4	—	—	—	—	(2)	—	—	8	3
Equity index options	13	(13)	—	6	—	—	—	—	—	6	(14)
Other foreign currency contracts	—	(1)	—	4	—	—	—	—	—	3	(1)

Total derivative assets	19	(10)	—	10	—	—	(2)	—	—	17	(12)

Total other invested assets	53	(10)	—	10	—	—	(2)	—	—	51	(12)

Restricted other invested assets related to securitization entities	193	—	—	—	—	—	—	19	—	212	—
Reinsurance recoverable (2)	3	(1)	—	—	—	1	—	—	—	3	(1)

Total Level 3 assets	$5,805	$(12)	$(10)	$102	$(29)	$1	$(157)	$203	$(98)	$5,805	$(8)

(1)

The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate, corporate—non-U.S. and structured securities. For private fixed rate U.S. corporate securities, the transfers into and out of Level 3 resulted from a change in the observability

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

	Beginning balance as of July 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$10	$—	$—	$—	$—	$—	$—	$—	$(1)	$9	$—
Government—non-U.S.	9	—	—	—	—	—	(1)	—	—	8	—
U.S. corporate (1)	2,849	5	34	58	(4)	—	(92)	36	(137)	2,749	4
Corporate—non-U.S. (1)	1,864	2	17	106	—	—	(88)	8	—	1,909	—
Residential mortgage- backed	120	—	3	12	(12)	—	(9)	13	(3)	124	—
Commercial mortgage- backed	33	—	—	—	—	—	—	—	—	33	—
Other asset-backed	597	—	10	66	—	—	(25)	59	(26)	681	—

Total fixed maturity securities	5,482	7	64	242	(16)	—	(215)	116	(167)	5,513	4

Equity securities	96	—	—	4	(1)	—	—	—	—	99	—

Other invested assets:
Trading securities	274	6	—	—	(63)	—	(2)	—	(31)	184	5
Derivative assets:
Interest rate swaps	3	—	—	—	—	—	—	—	—	3	—
Credit default swaps	2	4	—	—	—	—	(1)	—	—	5	4
Equity index options	27	(17)	—	14	—	—	—	—	—	24	(17)

Total derivative assets	32	(13)	—	14	—	—	(1)	—	—	32	(13)

Total other invested assets	306	(7)	—	14	(63)	—	(3)	—	(31)	216	(8)

Restricted other invested assets related to securitization entities	192	2	—	—	—	—	—	—	—	194	1
Other assets (2)	17	(8)	—	—	—	—	—	—	—	9	(8)
Reinsurance recoverable (3)	15	(4)	—	—	—	—	—	—	—	11	(4)

Total Level 3 assets	$6,108	$(10)	$64	$260	$(80)	$—	$(218)	$116	$(198)	$6,042	$(15)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2013	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
Government—non-U.S.	9	—	—	—	—	—	(2)	—	—	7	—
U.S. corporate (1)	2,683	13	(34)	110	(131)	—	(319)	145	(136)	2,331	8
Corporate—non-U.S. (1)	1,983	2	(37)	94	(33)	—	(149)	76	(53)	1,883	2
Residential mortgage- backed	157	(9)	9	—	(6)	—	(24)	14	(16)	125	—
Commercial mortgage- backed	35	(5)	(1)	—	—	—	(32)	11	(2)	6	(4)
Other asset-backed (1)	864	4	8	174	(44)	—	(89)	189	(9)	1,097	4

Total fixed maturity securities	5,740	5	(55)	378	(214)	—	(619)	435	(216)	5,454	10

Equity securities	99	2	—	1	(17)	—	—	—	—	85	—

Other invested assets:
Trading securities	76	7	—	—	(40)	—	(9)	—	—	34	2
Derivative assets:
Interest rate swaps	2	(1)	—	—	—	—	(1)	—	—	—	(1)
Credit default swaps	7	8	—	—	—	—	(7)	—	—	8	6
Equity index options	25	(30)	—	20	—	—	(9)	—	—	6	(30)
Other foreign currency contracts	—	(1)	—	4	—	—	—	—	—	3	(1)

Total derivative assets	34	(24)	—	24	—	—	(17)	—	—	17	(26)

Total other invested assets	110	(17)	—	24	(40)	—	(26)	—	—	51	(24)

Restricted other invested assets related to securitization entities	194	(1)	—	—	—	—	—	19	—	212	(1)
Other assets (2)	9	—	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (3)	10	(9)	—	—	—	2	—	—	—	3	(9)

Total Level 3 assets	$6,162	$(20)	$(55)	$403	$(271)	$2	$(654)	$454	$(216)	$5,805	$(24)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and structured securities. For private fixed rate U.S. corporate and corporate—non-U.S. securities, the transfers into and out of Level 3 resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$9	$(13)	$9	$—
Government—non-U.S.	10	—	—	—	—	—	(2)	—	—	8	—
U.S. corporate (1)	2,511	8	63	88	(22)	—	(129)	725	(495)	2,749	10
Corporate—non-U.S. (1)	1,284	2	28	189	(12)	—	(127)	692	(147)	1,909	1
Residential mortgage-backed	95	(1)	10	15	(12)	—	(23)	43	(3)	124	(1)
Commercial mortgage-backed	39	—	2	—	—	—	(1)	—	(7)	33	—
Other asset-backed	271	1	17	276	(22)	—	(60)	224	(26)	681	1

Total fixed maturity securities	4,223	10	120	568	(68)	—	(342)	1,693	(691)	5,513	11

Equity securities	98	1	(2)	9	(7)	—	—	—	—	99	—

Other invested assets:
Trading securities	264	11	—	24	(70)	—	(18)	4	(31)	184	12
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(2)	—	—	3	—
Credit default swaps	—	8	—	—	—	—	(3)	—	—	5	8
Equity index options	39	(46)	—	31	—	—	—	—	—	24	(42)
Other foreign currency contracts	9	(11)	—	3	—	—	(1)	—	—	—	(11)

Total derivative assets	53	(49)	—	34	—	—	(6)	—	—	32	(45)

Total other invested assets	317	(38)	—	58	(70)	—	(24)	4	(31)	216	(33)

Restricted other invested assets related to securitization entities	176	18	—	100	(100)	—	—	—	—	194	13
Other assets (2)	—	(7)	—	—	—	16	—	—	—	9	(7)
Reinsurance recoverable (3)	16	(7)	—	—	—	2	—	—	—	11	(7)

Total Level 3 assets	$4,830	$(23)	$118	$735	$(245)	$18	$(366)	$1,697	$(722)	$6,042	$(23)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. During the second quarter of 2012, we began classifying private securities without an external rating as Level 3, which resulted in a significant number of securities being transferred into Level 3.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Total realized and unrealized gains (losses) included in net income:
Net investment income	$8	$8	$28	$22
Net investment gains (losses)	(20)	(18)	(48)	(45)

Total	$(12)	$(10)	$(20)	$(23)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$8	$4	$25	$17
Net investment gains (losses)	(16)	(19)	(49)	(40)

Total	$(8)	$(15)	$(24)	$(23)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$215	$(47)	$—	$—	$—	$9	$—	$—	$—	$177	$(47)
Fixed index annuity embedded derivatives	44	3	—	—	—	36	—	—	—	83	3

Total policyholder account balances	259	(44)	—	—	—	45	—	—	—	260	(44)

Derivative liabilities:
Credit default swaps related to securitization entities	80	(23)	—	2	—	—	—	—	—	59	(23)
Equity index options	1	—	—	—	—	—	(1)	—	—	—	—
Other foreign currency contracts	—	—	—	3	—	—	—	—	—	3	—

Total derivative liabilities	81	(23)	—	5	—	—	(1)	—	—	62	(23)

Borrowings related to securitization entities	74	(1)	—	—	—	—	—	—	—	73	(1)

Total Level 3 liabilities	$414	$(68)	$—	$5	$—	$45	$(1)	$—	$—	$395	$(68)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	Beginning balance as of July 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$453	$(83)	$—	$—	$—	$10	$—	$—	$—	$380	$(81)
Fixed index annuity embedded derivatives	10	1	—	—	—	10	—	—	—	21	1

Total policyholder account balances	463	(82)	—	—	—	20	—	—	—	401	(80)

Derivative liabilities:
Credit default swaps	37	(19)	—	—	—	—	(9)	—	—	9	(19)
Credit default swaps related to securitization entities	155	(20)	—	1	—	—	—	—	—	136	(20)

Total derivative liabilities	192	(39)	—	1	—	—	(9)	—	—	145	(39)

Borrowings related to securitization entities	57	3	—	—	—	—	—	—	—	60	3

Total Level 3 liabilities	$712	$(118)	$—	$1	$—	$20	$(9)	$—	$—	$606	$(116)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(200)	$—	$—	$—	$27	$—	$—	$—	$177	$(198)
Fixed index annuity embedded derivatives	27	7	—	—	—	49	—	—	—	83	7

Total policyholder account balances	377	(193)	—	—	—	76	—	—	—	260	(191)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities	104	(49)	—	4	—	—	—	—	—	59	(49)
Equity index options	—	1	—	—	—	—	(1)	—	—	—	1
Other foreign currency contracts	—	—	—	3	—	—	—	—	—	3	—

Total derivative liabilities	105	(49)	—	7	—	—	(1)	—	—	62	(49)

Borrowings related to securitization entities	62	11	—	—	—	—	—	—	—	73	11

Total Level 3 liabilities	$544	$(231)	$—	$7	$—	$76	$(1)	$—	$—	$395	$(229)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(Amounts in millions)	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2012	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$492	$(139)	$—	$—	$—	$27	$—	$—	$—	$380	$(134)
Fixed index annuity embedded derivatives	4	2	—	—	—	15	—	—	—	21	2

Total policyholder account balances	496	(137)	—	—	—	42	—	—	—	401	(132)

Derivative liabilities:
Credit default swaps	57	(37)	—	2	—	—	(13)	—	—	9	(40)
Credit default swaps related to securitization entities	177	(43)	—	2	—	—	—	—	—	136	(43)

Total derivative liabilities	234	(80)	—	4	—	—	(13)	—	—	145	(83)

Borrowings related to securitization entities	48	12	—	—	—	—	—	—	—	60	12

Total Level 3 liabilities	$778	$(205)	$—	$4	$—	$42	$(13)	$—	$—	$606	$(203)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(68)	(118)	(231)	(205)

Total	$(68)	$(118)	$(231)	$(205)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(68)	(116)	(229)	(203)

Total	$(68)	$(116)	$(229)	$(203)

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2013:

				Range
(Amounts in millions)	Valuation technique	Fair value	Unobservable input	(weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Matrix pricing	$2,191	Credit spreads	64bps - 575bps (207bps)
Corporate—non-U.S.	Matrix pricing	1,709	Credit spreads	69bps - 420bps (190bps)
Derivative assets:
Credit default swaps (1)	Discounted cash flows	8	Credit spreads	3bps - 59bps (33bps)
Equity index options	Discounted cash flows	6	Equity index volatility	15% - 25% (22%)
Other foreign currency contracts	Discounted cash flows	3	Foreign exchange rate volatility	36% - 62% (42%)
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	—% - 98%
			Lapse rate	—% - 15%
			Non-performance risk (credit spreads)	50bps - 90bps (79bps)
GMWB embedded derivatives (2)	Stochastic cash flow model	177	Equity index volatility	16% - 25% (22%)
Fixed index annuity embedded derivatives	Option budget method	83	Expected future interest credited	1% - 4% (2%)
Derivative liabilities:
Other foreign currency contracts	Discounted cash flows	3	Foreign exchange rate volatility	32% - 40% (37%)

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants allege breach of contract and breach of the covenant of good faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants and our subsidiaries are engaged in settlement negotiations regarding a potential resolution of certain, and potentially all, aspects of the disputes. We currently believe we may be able to resolve this matter for significantly less than $834 million, the previously-disclosed amount of claimed damages in this matter.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(b) Commitments

As of September 30, 2013, we were committed to fund $67 million in limited partnership investments, $58 million in U.S. commercial mortgage loans and $8 million in private placement investments.

(8) Borrowings and Other Financings

Revolving Credit Facility

On September 26, 2013, Genworth Holdings entered into a $300 million multicurrency revolving credit facility, which matures in September 2016, with a $100 million sublimit for letters of credit. The proceeds of the loans may be used for working capital and general corporate purposes. The obligations under the credit agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by New Genworth. As of September 30, 2013, there were no amounts outstanding under the credit facility.

Long-Term Borrowings

The following table sets forth total long-term borrowings as of the dates indicated:

	September 30,	December 31,
(Amounts in millions)	2013	2012
5.75% Senior Notes, due 2014 (1)	$485	$500
4.59% Senior Notes, due 2015 (2)	145	151
4.95% Senior Notes, due 2015 (1)	—	350
8.625% Senior Notes, due 2016 (1)	300	300
6.52% Senior Notes, due 2018 (1)	600	600
5.68% Senior Notes, due 2020 (2)	267	276
7.70% Senior Notes, due 2020 (1)	400	400
7.20% Senior Notes, due 2021 (1)	399	399
7.625% Senior Notes, due 2021 (1)	759	760
Floating Rate Junior Notes, due 2021 (3)	131	145
4.90% Senior Notes, due 2023 (1)	399	—
6.50% Senior Notes, due 2034 (1)	297	297
6.15% Junior Notes, due 2066	598	598

Total	$4,780	$4,776

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by our majority-owned subsidiary, Genworth MI Canada Inc.
(3)	Subordinated floating rate notes issued by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During 2013, Genworth Holdings repurchased $15 million aggregate principal amount of the 5.75% senior notes that mature in 2014, plus accrued and unpaid interest. In June 2013, Genworth Holdings repurchased $4 million aggregate principal amount of the 4.95% senior notes that mature in 2015 (the “2015 Notes”), plus accrued and unpaid interest.

In August 2013, Genworth Holdings issued $400 million aggregate principal amount of senior notes, with an interest rate of 4.90% per year payable semi-annually, and maturing in 2023 (“2023 Notes”). The 2023 Notes are Genworth Holdings’ direct, unsecured obligations and will rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. The 2023 Notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by New Genworth. The net proceeds of $395 million from the issuance of the 2023 Notes, together with cash on hand at Genworth Holdings, were used to redeem all $346 million of the remaining outstanding aggregate principal amount of Genworth Holdings’ 2015 Notes, plus accrued and unpaid interest on such notes, and a pre-tax make-whole expense of approximately $30 million.

(9) Segment Information

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Revenues:
U.S. Life Insurance segment:
Life insurance	$492	$533	$1,488	$1,404
Long-term care insurance	846	809	2,447	2,381
Fixed annuities	249	284	776	838

U.S. Life Insurance segment’s revenues	1,587	1,626	4,711	4,623

International Mortgage Insurance segment:
Canada	190	197	576	591
Australia	131	140	418	421
Other Countries	8	13	29	45

International Mortgage Insurance segment’s revenues	329	350	1,023	1,057

U.S. Mortgage Insurance segment’s revenues	156	156	461	514

International Protection segment’s revenues	187	198	594	627

Runoff segment’s revenues	73	92	185	289

Corporate and Other’s revenues	(15)	34	17	63

Total revenues	$2,317	$2,456	$6,991	$7,173

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
U.S. Life Insurance segment:
Life insurance	$54	$22	$117	$58
Long-term care insurance	41	45	87	94
Fixed annuities	16	19	71	62

U.S. Life Insurance segment’s net operating income	111	86	275	214

International Mortgage Insurance segment:
Canada	41	42	126	120
Australia	61	57	162	80
Other Countries	(12)	(5)	(28)	(23)

International Mortgage Insurance segment’s net operating income	90	94	260	177

U.S. Mortgage Insurance segment’s net operating income (loss)	(3)	(37)	31	(106)

International Protection segment’s net operating income	4	8	11	16

Runoff segment’s net operating income (loss)	25	9	47	38

Corporate and Other’s net operating loss	(108)	(49)	(221)	(144)

Net operating income	119	111	403	195
Net investment gains (losses), net of taxes and other adjustments	(13)	(2)	(26)	(3)
Income (loss) from discontinued operations, net of taxes	2	12	(12)	51
Expenses related to restructuring, net of taxes	—	—	(13)	—
Goodwill impairment, net of taxes	—	(86)	—	(86)

Net income available to Genworth Financial, Inc.’s common stockholders	108	35	352	157
Add: net income attributable to noncontrolling interests	40	36	117	102

Net income	$148	$71	$469	$259

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

	September 30,	December 31,
(Amounts in millions)	2013	2012
Assets:
U.S. Life Insurance	$76,994	$79,214
International Mortgage Insurance	9,424	10,063
U.S. Mortgage Insurance	2,043	2,357
International Protection	2,095	2,145
Runoff	14,138	15,308
Corporate and Other	3,440	3,786

Segment assets from continuing operations	108,134	112,873
Assets associated with discontinued operations	—	439

Total assets	$108,134	$113,312

(10) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated OCI, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2013	$1,294	$1,581	$267	$3,142
OCI before reclassifications	(197)	(131)	144	(184)
Amounts reclassified from OCI	11	(8)	—	3

Current period OCI	(186)	(139)	144	(181)

Balances as of September 30, 2013 before noncontrolling interests	1,108	1,442	411	2,961

Less: change in OCI attributable to noncontrolling interests	(1)	—	23	22

Balances as of September 30, 2013	$1,109	$1,442	$388	$2,939

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2012	$2,016	$2,087	$550	$4,653
OCI before reclassifications	536	(72)	148	612
Amounts reclassified from OCI	9	(4)	—	5

Current period OCI	545	(76)	148	617

Balances as of September 30, 2012 before noncontrolling interests	2,561	2,011	698	5,270

Less: change in OCI attributable to noncontrolling interests	8	—	39	47

Balances as of September 30, 2012	$2,553	$2,011	$659	$5,223

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(1,586)	(446)	(313)	(2,345)
Amounts reclassified from OCI	19	(21)	—	(2)

Current period OCI	(1,567)	(467)	(313)	(2,347)

Balances as of September 30, 2013 before noncontrolling interests	1,071	1,442	342	2,855

Less: change in OCI attributable to noncontrolling interests	(38)	—	(46)	(84)

Balances as of September 30, 2013	$1,109	$1,442	$388	$2,939

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2012	$1,485	$2,009	$553	$4,047
OCI before reclassifications	1,040	18	145	1,203
Amounts reclassified from OCI	33	(16)	—	17

Current period OCI	1,073	2	145	1,220

Balances as of September 30, 2012 before noncontrolling interests	2,558	2,011	698	5,267

Less: change in OCI attributable to noncontrolling interests	5	—	39	44

Balances as of September 30, 2012	$2,553	$2,011	$659	$5,223

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $26 million and $20 million, respectively, net of taxes of $13 million and $11 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2013 and 2012. Amount also included taxes of $50 million and $48 million, respectively, related to foreign currency translation adjustments as of September 30, 2013 and 2012.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated
	other comprehensive income				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net unrealized investment gains (losses):
Unrealized gains (losses) on investments (1)	$17	$15	$29	$52	Net investment gains (losses)
Provision for income taxes	(6)	(6)	(10)	(19)	Provision for income taxes

Total	$11	$9	$19	$33

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(15)	$(9)	$(34)	$(28)	Net investment income
Interest rate swaps hedging assets	—	(1)	(1)	(2)	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	—	(1)	(1)	Interest expense
Inflation indexed swaps	3	(3)	5	6	Net investment income
Provision for income taxes	4	9	10	9	Provision for income taxes

Total	$(8)	$(4)	$(21)	$(16)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Discontinued Operations

The assets and liabilities associated with discontinued operations prior to the sale have been segregated in our consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2013	December 31, 2012
Assets
Other invested assets	$—	$10
Cash and cash equivalents	—	21
Intangible assets	—	115
Goodwill	—	260
Other assets	—	33

Assets associated with discontinued operations	$—	$439

Liabilities
Other liabilities	$—	$48
Deferred tax liability	—	13

Liabilities associated with discontinued operations	$—	$61

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Revenues	$54	$82	$211	$313

Income (loss) before income taxes	$3	$19	$(5)	$95
Provision for income taxes	1	7	7	44

Income (loss) from discontinued operations, net of taxes	$2	$12	$(12)	$51

During the three months ended March 31, 2013, in connection with the agreement to sell the wealth management business, we recognized a goodwill impairment of $13 million as a result of the carrying value for the business exceeding fair value. Additionally, we agreed to settle our contingent consideration liability related to our purchase of Altegris Capital, LLC in 2010 for approximately $40 million, which resulted in a loss of approximately $5 million from the change in fair value of this liability. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an additional loss of approximately $9 million to record the carrying value of the business at its fair value less costs to sell. During the three months ended September 30, 2013, we recognized an additional after-tax loss on the sale of $2 million at closing, which was based on carrying value and working capital at close, as well as expenses associated with the sale.

(12) Condensed Consolidating Financial Information

On April 1, 2013, in connection with the reorganization: (a) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes and (b) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. On August 8, 2013, New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ 2023 Notes and the holders of the 2023 Notes on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the 2023 Notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such 2023 Notes.

The following condensed consolidating financial information of New Genworth and its direct and indirect subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X. The condensed consolidating financial information has been prepared as if the guarantee had been in place during all periods presented herein.

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2013 and December 31, 2012, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidating cash flow statement information for the nine months ended September 30, 2013 and 2012.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of September 30, 2013:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Investments
Fixed maturity securities available-for-sale, at fair value	$—	$151	$59,135	$(200)	$59,086
Equity securities available-for-sale, at fair value	—	—	379	—	379
Commercial mortgage loans	—	—	5,858	—	5,858
Restricted commercial mortgage loans related to securitization entities	—	—	290	—	290
Policy loans	—	—	1,668	—	1,668
Other invested assets	—	63	1,763	—	1,826
Restricted other invested assets related to securitization entities	—	—	392	—	392
Investments in subsidiaries	14,576	15,307	—	(29,883)	—

Total investments	14,576	15,521	69,485	(30,083)	69,499

Cash and cash equivalents	—	1,164	2,390	—	3,554
Accrued investment income	—	—	705	—	705
Deferred acquisition costs	—	—	5,256	—	5,256
Intangible assets	—	—	404	—	404
Goodwill	—	—	867	—	867
Reinsurance recoverable	—	—	17,224	—	17,224
Other assets	(3)	230	443	(2)	668
Intercompany notes receivable	11	248	392	(651)	—
Separate account assets	—	—	9,957	—	9,957
Assets associated with discontinued operations	—	—	—	—	—

Total assets	$14,584	$17,163	$107,123	$(30,736)	$108,134

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$33,612	$—	$33,612
Policyholder account balances	—	—	25,266	—	25,266
Liability for policy and contract claims	—	—	7,271	—	7,271
Unearned premiums	—	—	4,160	—	4,160
Other liabilities	3	330	4,275	(1)	4,607
Intercompany notes payable	—	602	249	(851)	—
Borrowings related to securitization entities	—	—	297	—	297
Non-recourse funding obligations	—	—	2,046	—	2,046
Long-term borrowings	—	4,237	543	—	4,780
Deferred tax liability	(23)	(730)	1,046	—	293
Separate account liabilities	—	—	9,957	—	9,957
Liabilities associated with discontinued operations	—	—	—	—	—

Total liabilities	(20)	4,439	88,722	(852)	92,289

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	12,149	9,315	16,996	(26,311)	12,149
Accumulated other comprehensive income (loss)	2,939	2,888	2,917	(5,805)	2,939
Retained earnings	2,215	521	(2,758)	2,237	2,215
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,604	12,724	17,155	(29,879)	14,604
Noncontrolling interests	—	—	1,246	(5)	1,241

Total stockholders’ equity	14,604	12,724	18,401	(29,884)	15,845

Total liabilities and stockholders’ equity	$14,584	$17,163	$107,123	$(30,736)	$108,134

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of December 31, 2012:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Fixed maturity securities available-for-sale, at fair value	$—	$151	$62,210	$(200)	$62,161
Equity securities available-for-sale, at fair value	—	—	518	—	518
Commercial mortgage loans	—	—	5,872	—	5,872
Restricted commercial mortgage loans related to securitization entities	—	—	341	—	341
Policy loans	—	—	1,601	—	1,601
Other invested assets	—	5	3,488	—	3,493
Restricted other invested assets related to securitization entities	—	—	393	—	393
Investments in subsidiaries	16,429	17,725	—	(34,154)	—

Total investments	16,429	17,881	74,423	(34,354)	74,379
Cash and cash equivalents	—	843	2,789	—	3,632
Accrued investment income	—	—	719	(4)	715
Deferred acquisition costs	—	—	5,036	—	5,036
Intangible assets	—	—	366	—	366
Goodwill	—	—	868	—	868
Reinsurance recoverable	—	—	17,230	—	17,230
Other assets	1	294	417	(2)	710
Intercompany notes receivable	—	254	488	(742)	—
Separate account assets	—	—	9,937	—	9,937
Assets associated with discontinued operations	—	—	439	—	439

Total assets	$16,430	$19,272	$112,712	$(35,102)	$113,312

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$33,505	$—	$33,505
Policyholder account balances	—	—	26,262	—	26,262
Liability for policy and contract claims	—	—	7,509	—	7,509
Unearned premiums	—	—	4,333	—	4,333
Other liabilities	1	342	4,901	(5)	5,239
Intercompany notes payable	—	688	254	(942)	—
Borrowings related to securitization entities	—	—	336	—	336
Non-recourse funding obligations	—	—	2,066	—	2,066
Long-term borrowings	—	4,203	573	—	4,776
Deferred tax liability	(64)	(672)	2,243	—	1,507
Separate account liabilities	—	—	9,937	—	9,937
Liabilities associated with discontinued operations	—	—	61	—	61

Total liabilities	(63)	4,561	91,980	(947)	95,531

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	12,127	9,311	16,777	(26,088)	12,127
Accumulated other comprehensive income (loss)	5,202	5,100	5,197	(10,297)	5,202
Retained earnings	1,863	300	(2,535)	2,235	1,863
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,493	14,711	19,439	(34,150)	16,493
Noncontrolling interests	—	—	1,293	(5)	1,288

Total stockholders’ equity	16,493	14,711	20,732	(34,155)	17,781

Total liabilities and stockholders’ equity	$16,430	$19,272	$112,712	$(35,102)	$113,312

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,291	$—	$1,291
Net investment income	—	—	804	(3)	801
Net investment gains (losses)	—	(4)	(19)	—	(23)
Insurance and investment product fees and other	—	—	249	(1)	248

Total revenues	—	(4)	2,325	(4)	2,317

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,169	—	1,169
Interest credited	—	—	184	—	184
Acquisition and operating expenses, net of deferrals	8	31	368	—	407
Amortization of deferred acquisition costs and intangibles	—	—	182	—	182
Interest expense	—	82	46	(4)	124

Total benefits and expenses	8	113	1,949	(4)	2,066

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(8)	(117)	376	—	251
Provision (benefit) for income taxes	44	(39)	100	—	105
Equity in income of subsidiaries	160	251	—	(411)	—

Income (loss) from continuing operations	108	173	276	(411)	146
Income (loss) from discontinued operations, net of taxes	—	(15)	17	—	2

Net income (loss)	108	158	293	(411)	148
Less: net income attributable to noncontrolling interests	—	—	40	—	40

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$108	$158	$253	$(411)	$108

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,313	$—	$1,313
Net investment income	—	1	828	(4)	825
Net investment gains (losses)	—	(6)	15	—	9
Insurance and investment product fees and other	—	(1)	312	(2)	309

Total revenues	—	(6)	2,468	(6)	2,456

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,363	—	1,363
Interest credited	—	—	193	—	193
Acquisition and operating expenses, net of deferrals	1	1	441	—	443
Amortization of deferred acquisition costs and intangibles	—	—	160	—	160
Goodwill impairment	—	—	89	—	89
Interest expense	—	81	51	(6)	126

Total benefits and expenses	1	82	2,297	(6)	2,374

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(1)	(88)	171	—	82
Provision (benefit) for income taxes	(1)	(24)	48	—	23
Equity in income of subsidiaries	35	126	—	(161)	—

Income (loss) from continuing operations	35	62	123	(161)	59
Income from discontinued operations, net of taxes	—	—	12	—	12

Net income (loss)	35	62	135	(161)	71
Less: net income attributable to noncontrolling interests	—	—	36	—	36

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$35	$62	$99	$(161)	$35

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,838	$—	$3,838
Net investment income	(1)	1	2,446	(10)	2,436
Net investment gains (losses)	—	(1)	(62)	—	(63)
Insurance and investment product fees and other	—	—	784	(4)	780

Total revenues	(1)	—	7,006	(14)	6,991

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,639	—	3,639
Interest credited	—	—	552	—	552
Acquisition and operating expenses, net of deferrals	18	32	1,203	—	1,253
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Interest expense	—	241	144	(14)	371

Total benefits and expenses	18	273	5,979	(14)	6,256

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(19)	(273)	1,027	—	735
Provision (benefit) for income taxes	39	(92)	307	—	254
Equity in income of subsidiaries	410	567	—	(977)	—

Income (loss) from continuing operations	352	386	720	(977)	481
Loss from discontinued operations, net of taxes	—	(29)	17	—	(12)

Net income (loss)	352	357	737	(977)	469
Less: net income attributable to noncontrolling interests	—	—	117	—	117

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$352	$357	$620	$(977)	$352

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,721	$—	$3,721
Net investment income	—	1	2,513	(11)	2,503
Net investment gains (losses)	—	(27)	40	—	13
Insurance and investment product fees and other	—	(2)	940	(2)	936

Total revenues	—	(28)	7,214	(13)	7,173

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,977	—	3,977
Interest credited	—	—	582	—	582
Acquisition and operating expenses, net of deferrals	6	1	1,315	—	1,322
Amortization of deferred acquisition costs and intangibles	—	—	578	—	578
Goodwill impairment	—	—	89	—	89
Interest expense	—	234	131	(13)	352

Total benefits and expenses	6	235	6,672	(13)	6,900

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(6)	(263)	542	—	273
Provision (benefit) for income taxes	(2)	(86)	153	—	65
Equity in income of subsidiaries	161	401	—	(562)	—

Income (loss) from continuing operations, net of taxes	157	224	389	(562)	208
Income from discontinued operations, net of taxes	—	—	51	—	51

Net income (loss)	157	224	440	(562)	259
Less: net income attributable to noncontrolling interests	—	—	102	—	102

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$157	$224	$338	$(562)	$157

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$108	$158	$293	$(411)	$148
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(190)	(183)	(195)	377	(191)
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	5	5	(10)	5
Derivatives qualifying as hedges	(139)	(139)	(144)	283	(139)
Foreign currency translation and other adjustments	121	102	143	(222)	144

Total other comprehensive income (loss)	(203)	(215)	(191)	428	(181)

Total comprehensive income (loss)	(95)	(57)	102	17	(33)
Less: comprehensive income attributable to noncontrolling interests	—	—	62	—	62

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(95)	$(57)	$40	$17	$(95)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$35	$62	$135	$(161)	$71
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	509	489	517	(998)	517
Net unrealized gains (losses) on other-than-temporarily impaired securities	28	28	28	(56)	28
Derivatives qualifying as hedges	(76)	(76)	(75)	151	(76)
Foreign currency translation and other adjustments	109	90	148	(199)	148

Total other comprehensive income (loss)	570	531	618	(1,102)	617

Total comprehensive income (loss)	605	593	753	(1,263)	688
Less: comprehensive income attributable to noncontrolling interests	—	—	83	—	83

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$605	$593	$670	$(1,263)	$605

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$352	$357	$737	$(977)	$469
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,586)	(1,546)	(1,624)	3,132	(1,624)
Net unrealized gains (losses) on other-than-temporarily impaired securities	57	57	57	(114)	57
Derivatives qualifying as hedges	(467)	(467)	(484)	951	(467)
Foreign currency translation and other adjustments	(267)	(256)	(313)	523	(313)

Total other comprehensive income (loss)	(2,263)	(2,212)	(2,364)	4,492	(2,347)

Total comprehensive income (loss)	(1,911)	(1,855)	(1,627)	3,515	(1,878)
Less: comprehensive income attributable to noncontrolling interests	—	—	33	—	33

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,911)	$(1,855)	$(1,660)	$3,515	$(1,911)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$157	$224	$440	$(562)	$259
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,024	995	1,029	(2,019)	1,029
Net unrealized gains (losses) on other-than-temporarily impaired securities	44	44	44	(88)	44
Derivatives qualifying as hedges	2	2	4	(6)	2
Foreign currency translation and other adjustments	106	85	146	(192)	145

Total other comprehensive income (loss)	1,176	1,126	1,223	(2,305)	1,220

Total comprehensive income (loss)	1,333	1,350	1,663	(2,867)	1,479
Less: comprehensive income attributable to noncontrolling interests	—	—	146	—	146

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,333	$1,350	$1,517	$(2,867)	$1,333

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2013:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$352	$357	$737	$(977)	$469
Less income from discontinued operations, net of taxes	—	29	(17)	—	12
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(410)	(567)	—	977	—
Dividends from subsidiaries	135	230	(365)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	(1)	(63)	—	(64)
Net investment losses (gains)	—	1	62	—	63
Charges assessed to policyholders	—	—	(612)	—	(612)
Acquisition costs deferred	—	—	(332)	—	(332)
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Deferred income taxes	41	(70)	(91)	—	(120)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	(15)	—	(15)
Stock-based compensation expense	18	—	9	—	27
Change in certain assets and liabilities:
Accrued investment income and other assets	4	61	(127)	(4)	(66)
Insurance reserves	—	—	1,679	—	1,679
Current tax liabilities	(2)	(8)	252	—	242
Other liabilities and other policy-related balances	4	80	(787)	4	(699)
Cash from operating activities—discontinued operations	—	—	68	—	68

Net cash from operating activities	142	112	839	—	1,093

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,046	—	4,046
Commercial mortgage loans	—	—	686	—	686
Restricted commercial mortgage loans related to securitization entities	—	—	51	—	51
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,056	—	3,056
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,872)	—	(7,872)
Commercial mortgage loans	—	—	(667)	—	(667)
Other invested assets, net	—	—	80	—	80
Policy loans, net	—	—	(7)	—	(7)
Intercompany notes receivable	(11)	6	96	(91)	—
Capital contributions to subsidiaries	(131)	(22)	153	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	345	25	—	370
Cash from investing activities—discontinued operations	—	(30)	—	—	(30)

Net cash from investing activities	(142)	299	(353)	(91)	(287)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,979	—	1,979
Withdrawals from universal life and investment contracts	—	—	(2,613)	—	(2,613)
Redemption and repurchase of non-recourse funding obligations	—	—	(20)	—	(20)
Proceeds from the issuance of long-term debt	—	397	—	—	397
Repayment and repurchase of long-term debt	—	(365)	—	—	(365)
Repayment of borrowings related to securitization entities	—	—	(51)	—	(51)
Repurchase of subsidiary shares	—	—	(43)	—	(43)
Dividends paid to noncontrolling interests	—	—	(39)	—	(39)
Proceeds from intercompany notes payable	—	(86)	(5)	91	—
Other, net	—	(36)	(17)	—	(53)
Cash from financing activities—discontinued operations	—	—	(3)	—	(3)

Net cash from financing activities	—	(90)	(812)	91	(811)

Effect of exchange rate changes on cash and cash equivalents	—	—	(94)	—	(94)

Net change in cash and cash equivalents	—	321	(420)	—	(99)
Cash and cash equivalents at beginning of period	—	843	2,810	—	3,653

Cash and cash equivalents at end of period	—	1,164	2,390	—	3,554
Less cash and cash equivalents of discontinued operations at end of period	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period	$—	$1,164	$2,390	$—	$3,554

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2012:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$157	$224	$440	$(562)	$259
Less income from discontinued operations, net of taxes	—	—	(51)	—	(51)
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(161)	(401)	—	562	—
Dividends from subsidiaries	—	354	(354)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(59)	—	(59)
Net investment losses (gains)	—	27	(40)	—	(13)
Charges assessed to policyholders	—	—	(590)	—	(590)
Acquisition costs deferred	—	—	(456)	—	(456)
Amortization of deferred acquisition costs and intangibles	—	—	578	—	578
Goodwill impairment	—	—	89	—	89
Deferred income taxes	(2)	(426)	440	—	12
Net increase (decrease) in trading securities, held- for-sale investments and derivative instruments	—	(20)	86	—	66
Stock-based compensation expense	6	12	2	—	20
Change in certain assets and liabilities:
Accrued investment income and other assets	—	(12)	(144)	3	(153)
Insurance reserves	—	—	1,672	—	1,672
Current tax liabilities	—	282	(473)	—	(191)
Other liabilities and other policy-related balances	—	304	(1,111)	(1)	(808)
Cash from operating activities—discontinued operations	—	—	52	—	52

Net cash from operating activities	—	344	81	2	427

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,619	—	3,619
Commercial mortgage loans	—	—	559	—	559
Restricted commercial mortgage loans related to securitization entities	—	—	48	—	48
Proceeds from sales of investments:
Fixed maturity and equity securities	—	10	3,946	—	3,956
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(8,782)	—	(8,932)
Commercial mortgage loans	—	—	(339)	—	(339)
Other invested assets, net	—	30	503	(2)	531
Policy loans, net	—	—	(8)	—	(8)
Capital contributions to subsidiaries	—	(2)	2	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	—	77	—	77
Intercompany notes receivable	—	(40)	(22)	62	—
Cash from investing activities—discontinued operations	—	(18)	(23)	—	(41)

Net cash from investing activities	—	(170)	(420)	60	(530)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,248	—	2,248
Withdrawals from universal life and investment contracts	—	—	(2,057)	—	(2,057)
Redemption and repurchase of non-recourse funding obligations	—	—	(801)	—	(801)
Proceeds from the issuance of long-term debt	—	361	—	—	361
Repayment and repurchase of long-term debt	—	(222)	—	—	(222)
Repayment of borrowings related to securitization entities	—	—	(53)	—	(53)
Dividends paid to noncontrolling interests	—	—	(36)	—	(36)
Proceeds from intercompany notes payable	—	22	40	(62)	—
Other, net	—	(37)	(31)	—	(68)
Cash from financing activities—discontinued operations	—	—	(35)	—	(35)

Net cash from financing activities	—	124	(725)	(62)	(663)

Effect of exchange rate changes on cash and cash equivalents	—	—	19	—	19

Net change in cash and cash equivalents	—	298	(1,045)	—	(747)
Cash and cash equivalents at beginning of period	—	907	3,581	—	4,488

Cash and cash equivalents at end of period	—	1,205	2,536	—	3,741
Less cash and cash equivalents of discontinued operations at end of period	—	—	21	—	21

Cash and cash equivalents of continuing operations at end of period	$—	$1,205	$2,515	$—	$3,720

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors and investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2012, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.1 billion to us in 2013 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $1.1 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2013 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of December 31, 2012, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $15.4 billion and $16.7 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our Current Report on Form 8-K filed on May 30, 2013.

Introductory note

On March 27, 2013, we announced that we had agreed to sell our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, for approximately $412 million, and the sale closed on August 30, 2013. As a result, this business has been accounted for as discontinued operations and its financial position and results of operations are separately reported for all periods presented. Our wealth management business, previously a separate segment, is separately reported as discontinued operations and all prior periods reflected herein have been re-presented. See note 11 of the financial statements in “Item 1—Financial Statements” for additional information.

On April 1, 2013, we completed a holding company reorganization pursuant to which, among other things: (a) Genworth Holdings became a direct, 100% owned subsidiary of New Genworth; (b) Genworth Holdings made a distribution to New Genworth (directly or indirectly) of 100% of the shares and equity interests of two entities that together owned (directly or indirectly) 100% of the shares or other equity interests of all of the subsidiaries that conducted Genworth Holdings’ U.S. mortgage insurance business; (c) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes; and (d) New Genworth provided a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. See “Note Regarding this Quarterly Report” on page 2 for additional information.

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

We also have Corporate and Other activities which include debt financing expenses that are incurred at Genworth Holdings holding company level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments, including discontinued operations.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. While equity and credit markets improved and interest rate spreads were generally stable during the first quarter of 2013, market volatility increased in the second and third quarters of 2013 and during the third quarter of 2013, credit spreads were moderately tighter in most asset classes. Although the U.S. and several international financial markets experienced some improvement during the first nine months of 2013, the European debt crisis and concerns regarding global economies continued to impact the rate and strength of recovery.

The U.S. housing market showed signs of recovery during 2012 with home prices rising in a number of regions and cities, but ongoing weakness in the U.S. economy continued to impact the rate of recovery. Unemployment and underemployment levels in the United States remained elevated in the first nine months of 2013. We expect unemployment and underemployment levels in the United States to remain at elevated levels for an extended period and gradually decrease over time. In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth and average home prices increased modestly during the first nine months of 2013. The unemployment rate in Canada decreased slightly during the first nine months of 2013 and remains near its lowest level since December 2008. In Australia, the overall housing market generally improved as modest economic growth and low interest rates persisted, coupled with average home prices increasing across most regions during the first nine months of 2013, particularly in the third quarter of 2013 when it grew at the highest rate since early 2010. Unemployment in Australia increased slightly during the first six months of 2013, reaching its highest level in three years, but declined slightly in September 2013. Europe remained a challenging region with slow growth or a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of the European debt crisis and actual or anticipated austerity measures, but certain areas within Europe have shown a modest level of improvement during the third quarter of 2013. The Chinese economy has experienced significant growth over the past decade, but this growth slowed during the first half of 2013 as the new Chinese administration began to implement economic and credit market reforms. Gross domestic product in China improved slightly in the third quarter of 2013, but given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

Credit and investment markets. The potential tapering of the U.S. Federal Reserve’s Long Term Securities Asset Purchase Program drove fixed-income market volatility beginning in June 2013 and early in the third quarter of 2013. The perception of a less accommodative Federal Reserve resulted in a meaningful increase in U.S. Treasury yields in the third quarter of 2013. Credit spreads in most asset classes widened with falling Treasury prices early in the third quarter of 2013, though most credit sector spreads either partially retraced or stabilized as markets digested the possibility of a new interest rate regime.

On September 18, 2013, the Federal Reserve announced that it would not begin tapering its bond purchase program, citing inconsistent economic data and uncertainty around U.S. fiscal policy. This announcement subsequently drove interest rates meaningfully lower and credit spreads moderately tighter in most asset classes.

In general, emerging market and municipal securities underperformed other fixed-income instruments, and issuances slowed versus expectations at the beginning of 2013 amid interest rate policy uncertainty. Despite the volatility during the third quarter of 2013, spreads for most fixed-income products remain consistent with levels than were prevalent at the end of 2012.

We recorded net other-than-temporary impairments of $22 million during the nine months ended September 30, 2013 compared to $85 million during the nine months ended September 30, 2012. Impairments have decreased across almost all asset classes from an improving economy. Increases in interest rates have lowered the value of our investments and derivatives, resulting in decreases in net unrealized investment gains on securities of $1,567 million and derivatives qualifying as hedges of $467 million in other comprehensive income for the nine months ended September 30, 2013. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

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

Life insurance sales decreased 72% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 largely attributable to our term universal life insurance product as we discontinued sales of this product in the fourth quarter of 2012. Sales levels were also lower than expected primarily as a result of slower growth in sales from our universal and term life insurance products reflecting actions taken to transition our portfolio. We plan to continue to broaden our life insurance product portfolio, modify pricing and improve service delivery platforms. This may include further re-pricing of our life insurance products or introducing new universal life insurance offerings, which may continue to include optional long-term care insurance riders. Collectively, these changes are expected to result in a broader set of profitable and competitive product offerings and we expect sales to increase over time.

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

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. We have committed funding sources for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX. The National Association of Insurance Commissioners (“NAIC”) adopted revised statutory reserving requirements for new and in-force secondary guarantee universal life business subject to Actuarial Guideline 38 (more commonly known as “AG 38”) provisions, effective December 31, 2012. These requirements reflected a compromise reached and developed by a NAIC Joint Working Group which included regulators from several states, including New York. The financial impact related to the revised statutory reserving requirements on our in-force reserves subject to the new guidance was not significant as of December 31, 2012. On September 11, 2013, the New York Department of Financial Services (“NYDFS”) announced that it no longer supported the compromise reached by the NAIC Working Group and that it would require New York licensed companies, including our New York domiciled insurance subsidiary, to use an alternative interpretation of AG 38 for universal life insurance products with secondary guarantees. We are working with the NYDFS to determine the impact of this requirement which, although uncertain at this time, will require us to increase statutory reserves of our New York domiciled insurance subsidiary as of December 31, 2013 for universal life insurance products with secondary guarantees previously sold in New York, but we do not expect to be below minimum capital requirements. Additionally, we no longer actively sell universal life insurance products with secondary guarantees in New York.

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

Our long-term care insurance sales decreased 31% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The lower sales reflected various price and benefit actions taken in the second half of 2012 to improve product profitability and reduce risk. These actions included elimination of certain lifetime benefits coverage and limited pay options, further tightening of underwriting and lowering of first-year commissions in certain channels, as well as a reduction or suspension of certain discounts, which effectively increased average pricing by more than 20% on the products impacted. In 2013, we took additional steps to further improve our profit and risk profile with the introduction of a new product and the suspension of sales of our individual long-term care product in California. As of September 30, 2013, this new product, which includes gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants, has been launched in 32 states. We have approvals in 15 additional states and plan to have the majority of these states launched in the fourth quarter of 2013 or the first quarter of 2014. The California actions, which became effective March 21, 2013, addressed an earlier generation product that was still being sold that did not have the benefits and pricing changes associated with our newer products. We received approval from California for a new individual long-term care insurance product which we launched in the third quarter of 2013.

Also, in an effort to improve our returns, effective June 1, 2013, we no longer offer AARP-branded long-term care insurance products. Existing insureds’ coverage will not be affected by this change.

We will continue to focus on managing long-term care insurance product profitability and reducing risk, including implementation of new product pricing and benefit changes in addition to premium rate increases on our in-force business. We have also utilized reinsurance in the form of coinsurance to manage risk and limit capital allocated to this business. New business reinsurance levels vary and are dependent on a number of factors, including price, risk tolerance and capital levels. Over time, there can be no assurance that affordable reinsurance will continue to be available.

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

In spite of the rise in interest rates in the current year, the continued low interest rate environment has put pressure on the profitability and returns of our long-term care insurance business. We seek to manage the impact of low interest rates through asset-liability management and hedging long-term care insurance product cash flows. We recently expanded our hedging strategy in connection with our new long-term care insurance product launched on April 15, 2013 in order to help mitigate interest rate risk.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: price increases on our in-force liabilities; product refinements; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts have included evaluating the need for future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with the goal of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies when fully implemented in 2017. Subject to regulatory approval, this premium rate increase is expected to generate approximately $200 million to $300 million of additional annual premiums when fully implemented. We also expect our reserve levels, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the older generation products and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on certain newer generation products which remain profitable but with returns lower than in pricing assumptions. As of September 30, 2013, this round of rate actions had been approved in 31 states representing approximately $155 million to $160 million of the targeted premium increase. In the third quarter of 2013, we initiated premium rate increases ranging between 6% and 13% on more than $800 million in annualized in-force premiums on another series of new generation policies. The premium rate increases on these policies will help offset higher than priced-for loss ratios, primarily due to improvements in life expectancy and lower than anticipated lapse rates. The approval process of an in-force rate increase and the amount of the rate increase approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

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

Refinements of product offerings and related pricing, including use of reduced commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Fixed annuity sales decreased 7% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to pressure from the low interest rate environment in the first half of 2013. However, sales have increased in the third quarter of 2013 as compared to the first two quarters of 2013 primarily attributable to competitive pricing while maintaining targeted returns and from an increase in interest rates and credit spreads.

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

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force and had estimated average effective flow loan-to-value ratios of 55% and 65%, respectively. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business.

Our participation or entry in other international markets remains selective. During the second quarter of 2012, we became a minority shareholder of a newly-formed joint venture partnership in India. The joint venture offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. This joint venture had a minimal financial impact during 2012 and the first nine months of 2013 and is expected to have a similar minimal financial impact during the next several years.

In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. The unemployment rate remained relatively steady during 2012 and decreased slightly during the first nine months of 2013. The current unemployment rate remains near its lowest level since December 2008 and is expected to stay near current levels for the remainder of 2013. Additionally, average home prices increased modestly during 2012 and the first nine months of 2013. As a result, we expect home prices to remain flat or decrease modestly for the remainder of 2013, as a balanced housing market persists and consumers exercise restraint with debt levels. However, some market observers have expressed concerns about the strength of the Canadian housing market, and we will continue to closely monitor the market. The Bank of Canada has maintained the overnight rate at 1.0% during the last three years and we expect this rate to be maintained at or near this level through the remainder of 2013.

Over the past several years, the Canadian government implemented a series of revisions to the mortgage insurance eligibility rules. The latest set of revisions, which became effective in early July 2012, eliminated high loan-to-value refinancing transactions and imposed more stringent qualifying criteria for insured mortgages by reducing the maximum amortization period to 25 years from 30 years. These changes have reduced the premium opportunity for residential mortgage insurance, particularly for high loan-to-value refinance transactions. As a result, purchase transactions, which normally have higher premium rates compared to refinancing, currently comprise a higher percentage of our business and we expect this to continue in the future.

Flow new insurance written in Canada in 2012 decreased modestly compared to 2011 primarily due to a smaller market, particularly for high loan-to-value refinance transactions, as a result of recent revisions to mortgage insurance eligibility rules. During the third quarter of 2013, flow new insurance written increased compared to the first and second quarters of 2013 primarily from a seasonally larger mortgage originations market which typically peaks in the spring and summer months. The current quarter volume, however, was below the volume experienced in the third quarter of 2012 as a result of the recent revisions to mortgage insurance eligibility rules. As our large 2007 and 2008 book years are mostly past their peak earnings period, earned premiums in Canada declined in the first nine months of 2013 compared to the first nine months of 2012.

During 2012, losses in Canada decreased from levels experienced during 2011 as the total number of delinquencies and the proportion of new higher severity delinquencies from Alberta declined, and we continued to realize benefits from our loss mitigation activities. In Alberta, the economy and housing market conditions have improved in recent quarters, with Alberta reporting one of the lowest unemployment rates of all Canadian provinces at the end of the third quarter of 2013. Losses decreased sequentially during each of the first three quarters of 2013 as the proportion of new delinquencies from Alberta further declined.

Legislation that was passed in June 2011 by the Canadian government to formalize existing mortgage insurance arrangements with private mortgage insurers, and terminate the existing agreement with the Canadian government, became effective on January 1, 2013. This action included the elimination of the Canadian government guarantee fund and exit fees related to it. The new legislation does not change the current government guarantee of 90% provided on mortgages we insure and, therefore, during the first nine months of 2013, we did not experience any significant impact to our levels of new business as a result of this legislation. Based on the provisions of this legislation, as clarified by the final regulations released in the fourth quarter of 2012, the assets held in the Canadian government guarantee fund were returned to us on January 1, 2013 and the exit fee liability was extinguished. The reversal of the exit fee resulted in a benefit of approximately $78 million to net operating income in the fourth quarter of 2012. As a result of the elimination of the guarantee fund, we are required to hold higher regulatory capital; however, the increase in required capital has been offset by the increase in available capital that resulted from the guarantee fund assets reverting back to us.

In Australia, the overall economy continued to expand during the first nine months of 2013, though at a more modest pace than in prior periods, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing affordability improved driven primarily by lower interest rates. The unemployment rate increased slightly during 2012 and the first six months of 2013, reaching its highest level in three years. However, the unemployment rate declined slightly in September 2013. The unemployment rate is expected to remain stable or increase modestly from current levels through the remainder of 2013. The overall housing market in Australia remained relatively stable during 2012. During the first nine months of 2013, average home prices improved across all regions and during the third quarter of 2013 grew at the highest rate since early 2010. We expect average national home prices to remain at or near current levels for the remainder of 2013. Since the fourth quarter of 2011, the Reserve Bank of Australia has gradually lowered the official cash rate from 4.75% to 2.50%, in several separate decisions with the latest interest rate cut occurring in August 2013, as Australian and global economic conditions were somewhat weaker than expected. This historically low level of interest rates is now below the low point reached during the global financial crisis when rates were cut to 3.00%. While we do not expect cash rates to be reduced significantly from the current level through the remainder of 2013, the Reserve Bank of Australia has indicated that it will continue to monitor the outlook and adjust policy as needed to support the broader economy.

Total mortgage market activity in Australia improved during 2012 and in the first half of 2013 as consumer confidence improved and affordability rose to its highest level in recent years. This growth was also reflected in the higher loan-to-value mortgage origination market, and has underpinned improving levels of flow new insurance written throughout 2012 and into 2013. Earned premiums in Australia have increased during the first nine months of 2013 as compared to the first nine months of 2012 primarily as a result of higher written premiums, the seasoning of our in-force block of business and lower ceded reinsurance premiums.

During the first quarter of 2012, we strengthened reserves $82 million to reflect an observed change in the rate of conversion from later stage delinquency to claim as well as a higher average paid claim amount. The higher losses were most pronounced in sub-segments of the Queensland region, whose economy has been pressured, as well as our 2007 and 2008 books of business which have higher concentrations of self-employed borrowers. The reserve strengthening recognized that we expected to see an elevated number of claims paid and higher average claim amount in the near term. While these factors did impact the level of losses for the remainder of 2012, their effect was partly offset by a lower number of new delinquencies, net of cures. The overall delinquency rate decreased during 2012 ending the year at its lowest level since the end of 2008 and has declined slightly during the first nine months of 2013. The level and number of paid claims have declined since the third quarter of 2012 and reserves continue to be largely in line with the trends we anticipated when we strengthened reserves in the first quarter of 2012. During the first quarter of 2013, losses were higher compared to the fourth quarter of 2012, which was in line with our expectations for a first quarter seasonal decline in cures. During the second quarter of 2013, losses declined sequentially driven by a seasonal recovery in cures and increased borrower sales activity which reduced claims paid and claims severity. During the third quarter of 2013, losses declined sequentially driven by lower net new delinquencies as a result of the stable economy and low interest rate environment.

We previously announced a plan to pursue a sale of up to 40% of our Australian mortgage insurance business subject to market conditions, valuation considerations including business performance in Australia, and regulatory approvals. Executing the planned sale, including through an initial public offering (“IPO”), remains a key priority in reducing our exposure to mortgage insurance risk, rebalancing the capital among our three main mortgage insurance platforms and generating capital. In Australia, there is concentration among a small group of banks that write most of the mortgages. These banks continue to evaluate the utilization of mortgage insurance in connection with the implementation of the bank capital standards in Australia introduced by the Basel Committee, and this could impact both the size of the private mortgage insurance market in Australia and our market share. The response of banks to the new capital standards will develop over time and this response could impact our Australian mortgage insurance business. As execution of an IPO is subject to market conditions, valuation considerations, including business performance, and regulatory considerations, we now believe it is more likely that there will be better execution opportunities in 2014 and, therefore, we will not execute the IPO in 2013.

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

The overall economic environment in Europe continues to be dominated by concerns about the fiscal health of specific countries and regions, which has created uncertainty about the timing and speed of economic recovery and renewed concerns about a lingering economic recession. While regional differences exist, the overall business climate and the economic growth outlook in Europe remain pressured from the combination of fiscal austerity, persistent high unemployment rates and low business and consumer confidence. As a result, we have seen an elevated number of delinquencies and lower cures driven by prolonged economic stress, most notably in Ireland, but also in other parts of Europe, contributing to increased loss reserves in our European mortgage insurance business. In Ireland, which represents approximately 2% of our insurance in-force in our international mortgage insurance business and 37% of our insurance in-force in Other Countries, we experienced increased delinquencies and reserves at the beginning of 2012, driven by prolonged economic and housing market stress. During the remainder of 2012, we observed a moderate improvement in outstanding delinquencies primarily driven by our loss mitigation efforts and lower number of new delinquencies. During the first nine months of 2013, new delinquencies remained at levels similar to those experienced in the second half of 2012. We are actively working with lenders and have significantly reduced our exposure and new business volumes from certain European countries as we seek opportunities to manage and mitigate our risk profile in Europe.

Over the past several years, our global loss mitigation operations have enhanced both their capabilities and resources devoted to finding solutions that cure delinquencies and help keep borrowers in their homes. These efforts include lender mortgage-related strategies, such as loan modification programs designed to help borrowers maintain mortgage payments while they are experiencing personal hardships. These programs allow lenders to maintain their relationship with a borrower while retaining an interest earning asset. In addition, we have developed asset management strategies designed to efficiently dispose of properties when a borrower’s hardship cannot be cured. Such efforts include actively partnering with the lender and borrower to optimize the transition process and taking early possession of properties to mitigate claim payments. As a result, these types of loss mitigation activities have had a favorable impact on our financial results as well as our relationships in the marketplace.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by competitor actions, unemployment, underemployment and other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices, the levels and aging of mortgage delinquencies as the same may be affected by seasonal variations, the inventory of unsold homes, lender modification and other servicing efforts and resolution of pending or any future litigation. These economic and housing market trends are continuing to be adversely affected by ongoing weakness and uncertainty in the domestic economy and related levels of unemployment and underemployment. Over time, this has resulted in increased foreclosures, more borrowers seeking loan modifications and elevated housing inventories which contributed to the downward pressure on home values. Overall, we believe that home values reached their lowest levels and expect slow and modest growth on average in these values through the end of 2013 and into 2014. At the same time, we also expect unemployment and underemployment levels to remain at elevated levels for an extended period and gradually decrease over time. Currently, we expect our U.S. mortgage insurance business to be modestly profitable in the year ending December 31, 2013, and expect that its results for the year ending December 31, 2014 should continue to improve over 2013. We continue to expect seasonality in the fourth quarter of 2013, which could cause our U.S. mortgage insurance business to report a modest net loss in the fourth quarter of 2013. Our profitability expectations are subject to the continued recovery of the U.S. housing market, the extent of seasonality that has been historically experienced in the second half of the year, and certain other items such as the cost of resolution of pending litigation.

Prior to 2012, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, have come together to drive a smaller mortgage origination market. Within the private mortgage insurance market, the mortgage insurance penetration rate and overall market size was driven down over previous periods by growth in the Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE market fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. From 2011 through the current period, the private mortgage insurance industry saw its purchase and refinance penetration rates increase as private mortgage insurance competitiveness improved versus the FHA alternative driven in part by FHA price and risk management actions. In addition, the FHA price increase, which was effective April 1, 2013, continues to have a favorable impact on private mortgage insurance competitiveness going forward. This pattern has been offset in part by increased GSE loan level fees which can make private mortgage insurance less attractive. Further GSE fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, we still believe the industry is likely to regain market share over time.

Driven by mortgage originations and mortgage insurance penetration, the overall insured market was larger in the first nine months of 2013 compared to the same period in the prior year. Our U.S. mortgage insurance market share remained flat from the prior quarter and continued to be driven in part by the impact of competitor pricing and underwriting guidelines. Even though home affordability is above historical levels, recent rising interest rates may slow purchase mortgage originations and in particular refinancing activities, which are more sensitive to interest rate levels. Continued rising mortgage interest rates may slow the housing recovery. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. In October 2013, and in addition to the pricing and guideline changes that we announced in September 2013, we announced further reduced pricing and expanded underwriting guidelines that are more in line with industry prices and guideline standards, which we believe will increase our competitiveness in the mortgage insurance market while maintaining what we believe will be a profitable book of business. As of September 30, 2013, loans modified through the Home Affordable Refinance Program (“HARP”), accounted for approximately $1.4 billion of insurance in the third quarter of 2013, and are treated as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default. We also continue to believe that the mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards, loan limits or related reforms.

In June 2013, the Federal Housing Finance Agency announced strategic priorities for the GSEs and indicated that there could be changes to the GSE eligibility standards. These new eligibility standards could increase capital or asset requirements for mortgage insurers, including our U.S. mortgage insurance business. Currently, we do not know what these new eligibility standards will be or when they may be implemented. The NAIC is also reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements. However, as we learn more specific information about these activities, we continue to assess the potential impact, if any, that these new standards and requirements may have on our U.S. mortgage insurance business and evaluate the options potentially available to meet these new GSE and/or NAIC requirements. The options we are evaluating include using earnings growth from our U.S. mortgage insurance business, part of available deferred tax assets, capital benefit relief from additional reinsurance transactions in our U.S. mortgage insurance business, proceeds from a third-party capital raise by our U.S. mortgage insurance subsidiaries, available proceeds from the partial IPO of our Australia mortgage insurance business (if we execute that transaction), proceeds from the issuance of new debt, equity or convertible, exchangeable or other hybrid securities at the New Genworth and/or Genworth Holdings levels and any other options that may be available to us.

Recently, Fannie Mae announced that, effective July 2013, it will no longer purchase loans with down payments of less than five percent (subject to certain limited exceptions). Freddie Mac has had a similar policy in place since June 2011. This decision could limit the demand for private mortgage insurance on loans with down payments below 95%. In addition, FHFA disclosed recently that it is reducing GSE loan limits and at the same time increasing guarantee fees. While the FHFA has not disclosed the amounts relating to the changes, these actions could also limit demand for mortgage loans with private mortgage insurance coverage. In August 2013, U.S. federal regulators issued a notice of revised proposed rules to implement the credit risk retention provision under Dodd-Frank. The revised rules propose to define Qualified Residential Mortgages (“QRMs”) to include low down payment mortgage loans, which is consistent with the definition of QRMs that is already adopted by the Consumer Finance Protection Bureau (“CFPB”). If finalized, this rule would have the effect of including many low down payment mortgage loans within the definition of QRM, which could increase the demand for mortgage loans with private mortgage insurance coverage.

While we continue to experience an ongoing long-term decrease in the level of new delinquencies, overall pressure on the housing market continues to adversely affect the performance of our portfolio, particularly our 2005 through 2008 book years that we believe peaked in their delinquency development during the first quarter of 2010. Albeit at a lower level, delinquencies for these book years continue to drive the level of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. While foreclosure starts remain elevated through current periods, we are seeing a decline in the number of foreclosure starts. This decrease in the number of foreclosure starts, along with the declining rate at which foreclosures are initiated, were consistent with the current lower level of early stage or pre-foreclosure delinquencies within our delinquency inventory. In addition, we saw material differences in performance among loan servicers regarding the ability to modify loans. Suspensions and delays of foreclosure actions in response to problems associated with lender and servicer foreclosure process changes and defects have caused, and could further cause, claim payments to be deferred to later periods and potentially have an adverse impact on the timing of a recovery of the U.S. residential mortgage market. Several major servicers reached agreement in principle in February 2012 with the U.S. Department of Justice, various federal agencies and 49 state attorneys general on servicing practices, and this could adversely affect timelines for claims submissions or administration actions. In addition, the recent joint announcement in early January 2013 by two key federal regulators of a negotiated agreement with 10 mortgage servicing firms would affect more than 3.8 million consumers who allegedly were wrongfully foreclosed upon during 2009 and 2010. Brokered by the Federal Reserve and the Office of the Comptroller of the Currency, mortgage servicing firms agreed to jointly pay foreclosed consumers $3.3 billion and allot another $5.2 billion for loan modifications and other services. The effect on us of these agreements remains uncertain at this time.

Expanded efforts in the mortgage servicing market to modify loans and improved performance of our 2009 through 2013 book years compared with the performance of prior book years, coupled with burn-out of our 2005 through 2008 book years, resulted in continued reductions in delinquency levels through the first nine months of 2013. As the aging of delinquencies continued to increase through 2011 and 2012, as well as through the first nine months of 2013, loan modification efforts have remained challenged. Moreover, both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to service the mortgage loans going forward, we have seen the level of loan modification actions moderating during the two prior years and through the first half of 2013 compared with the levels we experienced during 2010. While we expect our level of loan modifications to continue declining going forward, a significant reduction in the level of our loan modification activity would have an adverse impact on the ability of borrowers to cure a delinquent loan and could impact our financial results.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, resulted in an estimated reduction of expected losses of $439 million and $509 million, respectively, including $263 million and $270 million, respectively, from workouts and loan modifications during the nine months ended September 30, 2013 and 2012.

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

We also participate in reinsurance programs in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary. All of our excess of loss captive reinsurance arrangements are in runoff with no new books of business being added going forward. In addition, in April 2013, GEMICO and other mortgage insurance companies agreed to settle with the Consumer Finance Protection Bureau (the “CFPB”) to end the agency’s review of captive reinsurance arrangements in the mortgage insurance industry. As part of the settlement, GEMICO (and its affiliates, officers, employees and certain other related parties) are enjoined from entering into or revising certain reinsurance arrangements and violating any provisions of RESPA for a period of 10 years and GEMICO paid approximately $4 million.

As of September 30, 2013, GEMICO’s risk-to-capital ratio was below the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance, which is GEMICO’s domestic insurance regulator. Fifteen other states maintain similar risk-to-capital requirements. As of September 30, 2013, GEMICO’s risk-to-capital ratio was approximately 23.2:1, compared with a risk-to-capital ratio of approximately 23.8:1 as of June 30, 2013, and 36.9:1 as of December 31, 2012. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

New insurance written in North Carolina (and in the 34 states which do not impose their own risk-to-capital requirements where we operate as long as North Carolina permits us to operate) represented approximately 48% and 49%, respectively, of our total new insurance written for the nine months ended September 30, 2013 and 2012. New insurance written in the other 10 states currently providing revocable waivers (or the equivalent) of their risk-to-capital requirements represented approximately 37% of total new insurance written for the nine months ended September 30, 2013 and 2012.

We expect to continue to manage GEMICO’s risk-to-capital ratio to be below the maximum regulatory requirement. At this time, GEMICO is writing business in all states, but two. In this regard, we continue writing new business through another insurance subsidiary, Genworth Residential Mortgage Assurance Corporation (“GRMAC”) in Florida pursuant to approvals issued by the GSEs in September 2012, which by their terms expire on December 31, 2013. Additionally, consistent with our long-standing business practice, one additional state continues to be written out of Genworth Residential Mortgage Insurance Corporation of North Carolina (“GRMIC-NC”).

In order to retain ongoing operational flexibility to continue writing new business if in the near-term GEMICO’s risk-to-capital ratio were to again rise above the maximum regulatory level of 25:1, to the extent permitted we intend to maintain GEMICO’s existing state regulatory waivers (and equivalents thereto) through their existing expiration dates. The terms of these waivers provide for either a December 31, 2013 or July 31, 2014 expiration, and as of September 30, 2013, no state providing a waiver has initiated any action to revoke or modify existing waivers. We also intend to maintain existing GSE approvals to write business through an affiliated insurance entity in states where waivers were not granted.

If we fail to meet applicable regulatory risk-to-capital requirements and are unable to obtain or maintain necessary waivers, GEMICO could be prevented from writing new business in those jurisdictions. If we were prevented from writing new business in those jurisdictions, our U.S. mortgage insurance operations could be placed in run-off, which means no new loans would be insured in those jurisdictions but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on the existing portfolio of loans until GEMICO has either met applicable regulatory capital requirements or obtained applicable waivers to allow it to once again write new business. The U.S. mortgage insurance operations being placed in a run-off status in any jurisdiction would have a material adverse impact on our results of operations and financial condition.

Historically, we have actively managed the risk-to-capital ratios of our U.S. mortgage insurance business in various ways, including through reinsurance arrangements with our subsidiaries and by providing additional capital support to our U.S. mortgage insurance subsidiaries (including through the contribution of a portion of our common shares of Genworth MI Canada Inc. (“Genworth Canada”)). Most recently, we provided additional capital support and other benefits to our U.S. mortgage insurance business through our previously announced capital plan for the U.S. mortgage insurance business (the “Capital Plan”) that was completed on April 1, 2013. The Capital Plan consisted of the following actions: (i) transferring ownership of the European mortgage insurance subsidiaries to GEMICO, which was effective on January 31, 2013; (ii) enabling the future option, under certain adverse conditions, should they occur, to implement a “NewCo” type structure, for the continued writing of new business in all 50 states; and (iii) implementing an internal legal entity reorganization which created a new holding company structure that removed the U.S. mortgage insurance subsidiaries from the companies covered by the indenture governing Genworth Holdings’ senior notes. On April 1, 2013 (immediately prior to the reorganization), as part of the Capital Plan, Genworth Holdings also contributed $100 million to GEMICO. While this resulted in a risk-to-capital ratio that is currently below the maximum risk-to-capital requirement, and our long-term goal is to maintain a risk-to-capital ratio at or below 25:1, we cannot be sure that the U.S. mortgage insurance subsidiaries will maintain this ratio or that state insurance or other regulators may not require lower ratios. Moreover, our existing intercompany reinsurance arrangements are conducted through affiliated insurance subsidiaries, and therefore, remain subject to regulation by state insurance regulators who could decide to limit, or require the termination of, such arrangements.

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

If regulatory changes (including those under consideration by the GSEs and NAIC) or other business-related considerations indicate a contribution is required and appropriate, we could provide capital to GEMICO with an asset contribution or a cash contribution through a variety of means, including with available proceeds from the partial IPO of our Australia mortgage insurance business (if we execute that transaction) and proceeds from the issuance of new debt, equity or convertible, exchangeable or other hybrid securities at the New Genworth and/or Genworth Holdings levels and any other options that may be available to us. Based on GEMICO’s capital as of September 30, 2013, an additional $100 million capital infusion would result in a favorable impact to GEMICO’s risk-to-capital ratio of approximately three points. For a variety of reasons, there is no assurance that we will provide additional capital to support the U.S. mortgage insurance subsidiaries in the future beyond the amounts contributed under the Capital Plan or that we will not provide additional amounts, which could be material.

Generally, GRMAC’s ability to replace GEMICO as our principal writer of U.S. mortgage insurance (to the extent necessary) is dependent upon GRMAC continuing to satisfy its own regulatory requirements, which is principally a function of the amount of GRMAC’s statutory capital levels and the amount of new insurance it writes (which is in turn dependent upon the number of states in which GRMAC is writing new business). We cannot be sure that GRMAC will be able to continue to satisfy these requirements. In addition, GRMAC’s ability to replace GEMICO as our principal writer of U.S. mortgage insurance is also dependent upon approval from the

GSEs to extend GRMAC’S status as an eligible insurer to continue to write to new business. Our future results of operations and financial condition could be adversely impacted if GEMICO exceeds its maximum risk-to-capital requirement, we do not contribute additional capital and its waivers are revoked or GRMAC is no longer eligible to write new business. GEMICO’s waivers, their equivalents and other approvals remain revocable at the discretion of the applicable regulator or GSE.

As previously disclosed, GEMICO’s Florida license was suspended pursuant to a voluntary consent order with the state dated July 9, 2012. On August 29, 2013, GEMICO requested that the Florida Office of Insurance Regulation (the “FOIR”) reinstate GEMICO’s license to do business in Florida based on its reduced risk-to-capital ratio. GEMICO remains engaged in ongoing discussions with the FOIR seeking reinstatement of its license prior to December 31, 2013. There can be no assurances that these discussions with the FOIR will be successful and GEMICO will have its license in the state of Florida reinstated by December 31, 2013. If GEMICO does not have its license reinstated by the FOIR by December 31, 2013, we plan to continue writing business in the state of Florida through GRMAC as long as it continues to satisfy its regulatory capital requirements and retains approval from the GSEs to write business in Florida, which expires on December 31, 2013. GEMICO is engaged in ongoing discussions with both GSEs regarding the extension of GRMAC’s approval to continue to write business in the state of Florida in the event that the FOIR does not reinstate GEMICO’s license to sell insurance prior to December 31, 2013. We can provide no assurances that these discussions will be successful and such extensions will be granted by the GSEs. Accordingly, if GEMICO fails to receive reinstatement of its license by the FOIR to sell insurance in the state of Florida, if GRMAC does not receive extension of its ability to write business in the state of Florida after December 31, 2013, and no other solutions are identified to allow us to write business in the state of Florida, our U.S. mortgage insurance business would be unable to write mortgage insurance prospectively in that state. We believe that we will have the ability to continue writing new business in the state of Florida beyond year end through one of these solutions. However, failure to accomplish one of these solutions could result in certain lenders choosing to not procure mortgage insurance from us because we would not have licenses to write business in all 50 states and this would have a material adverse impact on our results of operations and financial condition.

A possible future inability by GEMICO to meet regulatory capital requirements will not necessarily mean that GEMICO lacks sufficient resources to pay claims on its claim liabilities. While we believe GEMICO has sufficient claims-paying resources currently to meet its claim obligations on existing insurance in-force, we cannot be sure that this is the case. Furthermore, our estimates of claims-paying resources and claim obligations are based on various assumptions, which include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile, such that there is a wide range of reasonably possible outcomes.

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

Consumer lending levels in Europe remain challenged particularly given concerns regarding various European economies and the effect of the European debt crisis. Unemployment rates increased slightly in the third quarter of 2013 with regional variation; however, in aggregate, European gross domestic product grew modestly in the third quarter of 2013 reversing the negative trend experienced in 2012 and into the first half of 2013. Net operating income of our lifestyle protection insurance business was lower in the third quarter of 2013 than the third quarter of 2012 as a result higher losses and lower premiums, partially offset by lower operating expenses. New claim registrations decreased 18% in 2013 from 2012 levels. We could experience higher losses if claim registrations increase, particularly with continued rising unemployment in Europe. Our declining premiums in 2013 compared to 2012 contributed to a loss ratio of 25% for the nine months ended September 30, 2013 compared to 22% for the nine months ended September 30, 2012. The loss ratio was also 25% in the third quarter of 2013.

In Southern Europe, stressed economies resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined, while in Northern Europe consumer lending levels have stabilized. We have strengthened our focus in Europe on key strategic client relationships and are de-emphasizing our distribution with some other distributors where we are not expecting to achieve desired sales and profitability levels. This focus should enable us to better serve our strategic clients and promote improved profitability and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured agreements with large insurance partners in both of these regions. We are currently working with these partners to establish product, distribution and servicing capabilities and anticipate bringing our products and services to the market in the near future.

Assuming the economies and lending environment in Europe are stable and do not improve in the near term, we expect our lifestyle protection insurance business to produce only slightly positive earnings in the fourth quarter of 2013 and in 2014. With our focus on enhanced distribution capabilities in Europe and growth in select new markets, we anticipate these efforts, coupled with sound risk and cost management disciplines, should, over time, improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending in Europe. However, depending on the economic situation in Europe, we could experience additional declines in sales and operating results.

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

The results of our institutional products are impacted by scheduled maturities, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will mitigate this risk. During the nine months ended September 30, 2013, we paid benefits related to these products of $1.1 billion. While we do not actively sell institutional products, we may periodically issue funding agreements for asset-liability matching purposes.

We expect to manage our runoff products for at least the next several years. Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

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

As of October 30, 2013, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”) as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	A- (Strong)	A3 (Good)	A (Excellent)
Genworth Life and Annuity Insurance Company	A- (Strong)	A3 (Good)	A (Excellent)
Genworth Life Insurance Company of New York	A- (Strong)	A3 (Good)	A (Excellent)

As of October 30, 2013, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	B (Weak)	Ba2 (Questionable)	Not rated
Genworth Residential Mortgage Insurance Corporation of NC	B (Weak)	Ba2 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Pty. Limited (Australia)	AA- (Very Strong)	A3 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BBB- (Good)	Not rated	Not rated
Genworth Financial Mortgage Insurance Company Canada	AA- (Very Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V. (1)	Not rated	Aa3.mx	Not rated

(1)	Also rated “Baa3” by Moody’s on a Global Scale Insurance financial strength basis.

As of October 30, 2013, our principal lifestyle protection insurance subsidiaries were rated in terms of financial strength by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A- (Strong)
Financial Insurance Company Limited	A- (Strong)

The S&P, Moody’s, A.M. Best and DBRS ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities. At our request, S&P and Moody’s no longer provide short-term ratings for Genworth Life Insurance Company and Genworth Life and Annuity Insurance Company. In addition, at our request, S&P no longer provides a rating on Genworth Seguros de Credito a la Vivienda S.A. de C.V.

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

S&P maintained its negative rating outlook on our Australian mortgage insurance subsidiary as it views the planned partial IPO of Australia as necessary to support its current ratings. S&P anticipates that the partial IPO will be completed by June 2014. If the partial IPO is not successfully executed, S&P indicated that it would review and likely lower the ratings on our Australian mortgage insurance subsidiary by one notch, assuming all other rating factors remain unchanged.

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

Critical Accounting Estimates

As of September 30, 2013, other than as set forth below, there have been no material changes to critical accounting estimates set forth in our Current Report on Form 8-K filed on May 30, 2013, which reflected retrospective changes in accounting for costs associated with acquiring or renewing insurance contracts and changes in the treatment of future policy benefits for level premium term life insurance products.

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

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

We consider our market capitalization in assessing the reasonableness of the fair values estimated for our reporting units in connection with our goodwill impairment testing. In prior years, we impaired all goodwill associated with our U.S. mortgage insurance and our international protection businesses as well as our annuity and institutional products. Accordingly, these businesses are no longer subject to goodwill impairment testing but do have a significant impact on the valuation of our market capitalization in comparison to our book value. When reconciling to our market capitalization, we estimate the values for these businesses and also consider the negative value that would be associated with corporate debt, which would be subtracted from the fair value of our businesses to calculate the total value attributed to equity holders. We then compare the total value attributed to equity holders to our market capitalization.

During the third quarter of 2013, we completed our annual goodwill impairment analysis as of July 1, 2013. As a result of this analysis, we determined fair value was in excess of book value for all of our reporting units with goodwill, except for our long-term care insurance reporting unit discussed further below. While the remaining reporting units with goodwill had fair values in excess of their respective book values, we noted that our life insurance reporting unit had a fair value that was relatively close to book value and was at greater risk compared to our other reporting units of fair value being below book value in the future.

As part of our annual goodwill impairment testing, we noted that our long-term care insurance reporting unit’s fair value continues to be less than its book value. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination. If this “implied goodwill” exceeds the reporting unit’s goodwill balance, goodwill is deemed recoverable. Accordingly, we evaluated our long-term care insurance reporting unit’s goodwill balance of $354 million and determined that the amount of implied goodwill exceeded the amount of goodwill currently recorded by more than 100%. Accordingly, goodwill was recoverable and not impaired.

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

We utilized a discount rate for our long-term care insurance reporting unit of 14% based on our estimate of the weighted-average cost of capital that a hypothetical market participant would use in assessing the value of the business. The valuation of new business is determined by utilizing several inputs such as expected new business production for the next 10 years, both in terms of the quantity and number of years of new production assumed, as well as profitability of the new business, which is primarily dependent on policyholder assumptions, expected investment returns and targeted capital levels. The inclusion of 10 years of new business production is based on our experience of actuarial appraisals for life insurance companies where this is a common assumption. Significant changes in the expected new business production that would be used by a hypothetical market participant could result in a future impairment of goodwill.

In our annual goodwill assessment of our life insurance reporting unit, we used our best estimate of the future performance of the business and discounted these projections using a 10% discount rate. We determined the discount rate assumption used in our valuation based on our estimate of the weighted-average cost of capital that a hypothetical market participant would use in assessing the value of the business. Based on our annual goodwill impairment testing, our life insurance reporting unit’s fair value continued to exceed book value by approximately 15% with a goodwill balance of $495 million. The estimated fair value was relatively close to book value as of our annual assessment date and changes in market conditions, new business product mix, new business volume or regulatory environment could have a significant impact on our life insurance reporting unit’s fair value and could result in performing an interim goodwill impairment assessment or recognizing a future goodwill impairment. We will continue to closely monitor any changes that could impact our goodwill impairment testing results for our life insurance reporting unit.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$1,291	$1,313	$(22)	(2)%
Net investment income	801	825	(24)	(3)%
Net investment gains (losses)	(23)	9	(32)	NM (1)
Insurance and investment product fees and other	248	309	(61)	(20)%

Total revenues	2,317	2,456	(139)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,169	1,363	(194)	(14)%
Interest credited	184	193	(9)	(5)%
Acquisition and operating expenses, net of deferrals	407	443	(36)	(8)%
Amortization of deferred acquisition costs and intangibles	182	160	22	14%
Goodwill impairment	—	89	(89)	(100)%
Interest expense	124	126	(2)	(2)%

Total benefits and expenses	2,066	2,374	(308)	(13)%

Income from continuing operations before income taxes	251	82	169	NM (1)
Provision for income taxes	105	23	82	NM (1)

Income from continuing operations	146	59	87	147%
Income from discontinued operations, net of taxes	2	12	(10)	(83)%

Net income	148	71	77	108%
Less: net income attributable to noncontrolling interests	40	36	4	11%

Net income available to Genworth Financial, Inc.’s common stockholders	$108	$35	$73	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our International Mortgage Insurance segment decreased $13 million, including a decrease of $14 million attributable to changes in foreign exchange rates. Premiums in Canada decreased $9 million primarily driven by the seasoning of our larger 2007 and 2008 in-force blocks of business which are past their peak earning potential, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year. In Australia, premiums were flat, including a decrease of $11 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased primarily as a result of a larger in-force portfolio and higher premiums from policy cancellations, partially offset by higher ceded reinsurance premiums in the current year. In Other Countries, premiums decreased $4 million primarily as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year.

•	Our International Protection segment decreased $5 million, including an increase of $8 million attributable to changes in foreign exchange rates, primarily due to lower premiums from our runoff clients and lower volume driven by continued reduced levels of consumer lending in Europe in the current year.

•	Our U.S. Life Insurance segment decreased $3 million. Our life insurance business decreased $21 million primarily related to our term life insurance products as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums of our new term life insurance product in the current year. Our fixed annuities business decreased $5 million largely driven by lower sales of our life-contingent products in the current year. These decreases were partially offset by an increase in our long-term care insurance business of $23 million mainly attributable to growth of our in-force block from new sales and $13 million of increased premiums from in-force rate actions in the current year.

Net investment income. Net investment income represents the income earned on our investments.

•	Annualized weighted-average investment yields were 4.7% for the three months ended September 30, 2013 and 2012. The annualized weighted-average investment yields were flat as higher average invested assets in longer duration products and $6 million of higher gains related to limited partnerships were offset by lower reinvestment yields.

•	The three months ended September 30, 2013 included a decrease of $4 million attributable to changes in foreign exchange rates.

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

•	We recorded $5 million of net other-than-temporary impairments during the three months ended September 30, 2013 compared to $29 million during the three months ended September 30, 2012. Of total impairments during the three months ended September 30, 2013 and 2012, $3 million and $25 million, respectively, related to structured securities, including $1 million and $8 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The three months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities.

•	Net investment losses related to derivatives of $19 million during the three months ended September 30, 2013 were primarily associated with guaranteed minimum withdrawal benefit (“GMWB”) losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments. In addition, there were losses related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield. Net investment losses related to derivatives of $2 million during the three months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield.

•	We recorded $12 million of net losses related to the sale of available-for-sale securities during the three months ended September 30, 2013 compared to $14 million of net gains during the three months ended September 30, 2012. We recorded $6 million of losses related to trading securities during the three months ended September 30, 2013 compared to $14 million of gains during the three months ended September 30, 2012 due to lower unrealized gains resulting from changes in the long-term interest rate environment. We also recorded $3 million of net losses related to limited partnerships during the three months ended September 30, 2013. We recorded $8 million of contingent consideration adjustments during the three months ended September 30, 2012 related to the sale of Genworth Financial Investment Services (“GFIS”) in April 2012. We also recorded $3 million of higher net gains related to securitization entities during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily associated with derivatives.

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

•	Corporate and Other activities decreased $33 million attributable to the sale of our reverse mortgage business on April 1, 2013.

•	Our U.S. Life Insurance segment decreased $29 million predominately from our life insurance business related to a $38 million gain from the repurchase of notes secured by our non-recourse funding obligations associated with a life block transaction in the prior year that did not recur. This decrease was partially offset by an $8 million favorable unlocking in our universal life insurance products related to interest assumptions in the current year and the write-off of $6 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the prior year that did not recur.

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

•	Our U.S. Life Insurance segment decreased $127 million. Our life insurance business decreased $153 million primarily related to a $70 million favorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions in the current year compared to a $31 million unfavorable unlocking related to interest assumptions in the prior year. The decrease was also attributable to a $28 million favorable reserve correction in our term universal life insurance product, lower reserves on our term life insurance products as lapses of older policies were partially offset by increased reserves on our new term life insurance product and from higher ceded reinsurance in the current year. Our fixed annuities business decreased $8 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year. Our long-term care insurance business increased $34 million primarily from the aging and growth of our in-force block, $34 million of less favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion and a $24 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option. The increase was also attributable to higher new pending claims, partially offset by cancellations of pending claims in the current year. These increases were partially offset by reduced benefits of $30 million from in-force rate actions and a $17 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates in the current year. In addition, reserves for prior year claims increased $17 million mainly from a decrease in claim terminations in the current year.

•	Our U.S. Mortgage Insurance segment decreased $51 million primarily driven by a decline in new delinquencies and improvements in net cures and aging on existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefited $4 million during the current year from improvements in net cures.

•	Our International Mortgage Insurance segment decreased $26 million, including a decrease of $4 million attributable to changes in foreign exchange rates. In Australia, losses decreased $17 million primarily driven by lower new delinquencies and improved aging on our existing delinquencies in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $14 million primarily driven by a shift in the mix of new delinquencies and lower paid claims, with fewer delinquencies and claims from Alberta where the severity has been higher than other regions. In addition, the decrease in losses benefited from ongoing loss mitigation activities in the current year. Other Countries increased $5 million primarily from higher delinquencies, particularly in Ireland, in the current year.

•	Our International Protection segment increased $10 million, including an increase of $2 million attributable to changes in foreign exchange rates, driven by lower favorable claim reserve adjustments in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Runoff segment decreased $5 million largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in outstanding liabilities of $1.1 billion in the current year.

•	Our U.S. Life Insurance segment decreased $4 million mainly related to our fixed annuities business from lower crediting rates in a low interest rate environment in the current year.

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

•	Our U.S. Life Insurance segment decreased $16 million primarily attributable to a decrease of $10 million in our long-term care insurance business largely related to lower production in the current year. Our life insurance business decreased $4 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012.

•	Our International Protection segment decreased $11 million, including an increase of $4 million attributable to changes in foreign exchange rates, largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative in the current year.

•	Our International Mortgage Insurance segment decreased $6 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily associated with our Canadian mortgage insurance business mainly from the elimination of exit fees related to the government guarantee fund, partially offset by higher stock-based compensation expense in the current year.

•	Our U.S. Mortgage Insurance segment decreased $5 million primarily from lower operating expenses in the current year.

•

Corporate and Other activities increased $2 million primarily attributable to $30 million of make-whole expenses paid related to the debt redemption in the third quarter of 2013 and higher net expenses after allocations to our operating segments in the current year. These increases were partially offset by a decrease of $40 million related to the sale of our reverse mortgage business on April 1, 2013.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•	Our U.S. Life Insurance segment increased $45 million principally from an increase in our life insurance business of $39 million primarily from a $60 million unfavorable unlocking related to mortality and interest assumptions in our term universal and universal life insurance products in the current year compared to a $19 million favorable unlocking related to interest assumptions in the prior year. This increase was partially offset by higher amortization of $39 million reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur. Our long-term care insurance business increased $12 million largely from growth of our in-force block and higher amortization of $4 million reflecting an unfavorable adjustment primarily related to the continuation of a multi-stage system conversion in the current year. Our fixed annuities business decreased $6 million primarily related to lower amortization of deferred acquisition costs attributable to higher net investment losses in the current year.

•	Our Runoff segment decreased $16 million related to our variable annuity products mostly from a $7 million favorable unlocking related to our annual review of assumptions in the current year compared to a $10 million unfavorable unlocking in the prior year. The decrease was also attributable to lower net investment gains on embedded derivatives associated with our variable annuity products with GMWBs.

Goodwill impairment. The goodwill impairment charge in the third quarter of 2012 wrote off the entire goodwill balance for our lifestyle protection insurance business.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to certain reinsurance arrangements being accounted for as deposits.

Provision for income taxes. The effective tax rate increased to 41.8% for the three months ended September 30, 2013 from 28.0% for the three months ended September 30, 2012. Included in the current year was additional tax expense of $20 million, including $18 million from a correction of prior periods, related to non-deductible stock compensation expense resulting from cancellations. The increase in the effective tax rate was also attributable to decreased tax benefits on lower taxed foreign income, tax favored investment benefits and a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that is no longer expected to be realized, partially offset by a non-deductible goodwill impairment in the prior year. The three months ended September 30, 2013 included a decrease of $2 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties.

Net income available to Genworth Financial, Inc.’s common stockholders. We had higher net income available to Genworth Financial, Inc.’s common stockholders in the current year primarily related to a goodwill impairment and a $6 million net loss related to a life block transaction in the prior year that did not recur. The increase was also attributable to favorable unlockings and reserve adjustments in our life insurance business, as well as lower losses in our U.S. mortgage insurance business from lower new delinquencies in the current year. These increases were partially offset by higher tax expense, unfavorable reserve adjustments in our long-term care insurance business in the current year, net investment losses in the current year compared to net investment gains in the prior year and overall lower net investment income. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2013 was a decrease of $7 million, net of taxes, attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$3,838	$3,721	$117	3%
Net investment income	2,436	2,503	(67)	(3)%
Net investment gains (losses)	(63)	13	(76)	NM(1)
Insurance and investment product fees and other	780	936	(156)	(17)%

Total revenues	6,991	7,173	(182)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,639	3,977	(338)	(8)%
Interest credited	552	582	(30)	(5)%
Acquisition and operating expenses, net of deferrals	1,253	1,322	(69)	(5)%
Amortization of deferred acquisition costs and intangibles	441	578	(137)	(24)%
Goodwill impairment	—	89	(89)	(100)%
Interest expense	371	352	19	5%

Total benefits and expenses	6,256	6,900	(644)	(9)%

Income from continuing operations before income taxes	735	273	462	169%
Provision for income taxes	254	65	189	NM(1)

Income from continuing operations	481	208	273	131%
Income (loss) from discontinued operations, net of taxes	(12)	51	(63)	(124)%

Net income	469	259	210	81%
Less: net income attributable to noncontrolling interests	117	102	15	15%

Net income available to Genworth Financial, Inc’s common stockholders	$352	$157	$195	124%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our U.S. Life Insurance segment increased $166 million primarily as a result of an increase of $155 million in our life insurance business primarily related to higher ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur, partially offset by our term life insurance products as lapses of older policies and higher ceded reinsurance outpaced increased premiums of our new term life insurance product in the current year. Our long-term care insurance business increased $36 million mainly attributable to growth of our in-force block from new sales and $22 million of increased premiums from in-force rate actions, partially offset by $14 million of unfavorable adjustments in the current year. Our fixed annuities business decreased $25 million driven by lower sales of our life-contingent products in the current year.

•	Our International Protection segment decreased $39 million, including an increase of $11 million attributable to changes in foreign exchange rates, primarily due to lower premiums from our runoff clients and lower premium volume driven by continued reduced levels of consumer lending in Europe in the current year.

•	Our International Mortgage Insurance segment decreased $11 million, including a decrease of $16 million attributable to changes in foreign exchange rates. In Canada, premiums decreased

$17 million principally from the seasoning of our larger 2007 and 2008 in-force blocks of business which are past their peak earning potential, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year. In Other Countries, premiums decreased $7 million primarily as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year. In Australia, premiums increased $13 million primarily as a result of a larger in-force portfolio and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

Net investment income

•	Annualized weighted-average investment yields were 4.7% and 4.8% for the nine months ended September 30, 2013 and 2012, respectively. The annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $16 million of lower gains related to limited partnerships, partially offset by higher average invested assets in longer duration products. Net investment income for the nine months ended September 30, 2013 also included $16 million of higher bond calls and prepayments.

•	The nine months ended September 30, 2013 included a decrease of $4 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	We recorded $22 million of net other-than-temporary impairments during the nine months ended September 30, 2013 compared to $85 million during the nine months ended September 30, 2012. Of total impairments during the nine months ended September 30, 2013 and 2012, $12 million and $63 million, respectively, related to structured securities, including $5 million and $30 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The nine months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the nine months ended September 30, 2013. Impairments related to corporate securities were $15 million during the nine months ended September 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

•	Net investment losses related to derivatives of $63 million during the nine months ended September 30, 2013 were primarily associated with GMWB losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments, decreases in the values of instruments used to protect statutory surplus from declines in equity markets and policyholder funds underperforming as compared to market indices. In addition, there were losses related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield, as well as gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. Net investment losses related to derivatives of $4 million during the nine months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield.

•	We recorded $7 million of net losses related to the sale of available-for-sale securities during the nine months ended September 30, 2013 compared to $33 million of net gains during the nine months ended September 30, 2012. We recorded $15 million of losses related to trading securities during the nine months ended September 30, 2013 compared to $21 million of gains during the nine months ended September 30, 2012 due to lower unrealized gains offsetting losses on sales of securities. We recorded $5 million of lower net gains related to securitization entities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of losses related to trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives. We also recorded $3 million of net losses related to limited partnerships during the nine months ended September 30, 2013. In addition, we recorded $7 million of contingent consideration adjustments during the nine months ended September 30, 2012 related to the sale of GFIS in April 2012.

Insurance and investment product fees and other

•	Our U.S. Life Insurance segment decreased $106 million mainly driven by our life insurance business related predominately to $120 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to life block transactions in the prior year that did not recur. This decrease was partially offset by an increase in our term universal life insurance in-force block, an $8 million favorable unlocking in our universal life insurance products related to interest assumptions in the current year and an unfavorable valuation adjustment in the prior year that did not recur.

•	Corporate and Other activities decreased $36 million primarily attributable to lower income related to our reverse mortgage business, which was sold on April 1, 2013.

•	Our U.S. Mortgage Insurance segment decreased $20 million principally from a gain related to the termination of an external reinsurance arrangement in the prior year.

•	Our Runoff segment increased $7 million mainly attributable to the recapture of a reinsurance agreement related to our corporate-owned life insurance products in the current year, partially offset by lower average account values from outflows of our variable annuity products.

Benefits and other changes in policy reserves

•	Our U.S. Mortgage Insurance segment decreased $241 million primarily driven by a decline in new delinquencies and improvements in net cures and aging on existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefited $60 million during the current year from improvements in net cures. The prior year included a net $9 million portfolio settlement with one lender that did not recur.

•	Our International Mortgage Insurance segment decreased $168 million, including a decrease of $4 million attributable to changes in foreign exchange rates. Australia decreased $124 million primarily driven by a reserve strengthening of $82 million in the first quarter of 2012 that did not recur and lower new delinquencies in the current year. In the current year, paid claims also decreased as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $38 million mainly driven by lower new delinquencies, net of cures, and lower paid claims due to a shift in regional mix, with fewer claims from Alberta where the severity on paid claims has been higher than other regions. Higher benefits from loss mitigation activities also contributed to the decrease in losses in the current year. Other Countries decreased $6 million primarily from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

•

Our U.S. Life Insurance segment increased $64 million primarily attributable to an increase of $70 million in our long-term care insurance business primarily from the aging and growth of our in-force block, $29 million of less favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion and a $24 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option in the current year. These increases were partially offset by reduced benefits of $48 million from in-force rate actions, a $17 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates and increased claim terminations driven by higher mortality in the current year. In addition, reserves for prior year claims benefited $23 million during the current year mainly from an increase in claim terminations driven by higher mortality. Our life insurance business increased $45 million principally related to higher ceded reinsurance as we initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction in the prior year. The increase was also attributable to growth of our term universal and universal life insurance in-force blocks. These increases were partially offset by a $70 million favorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions in the current year compared to a $31 million unfavorable unlocking related to interest assumptions in the prior year. The increase was also partially offset by a $28 million favorable reserve correction in our term universal life insurance product in the current year and mortality which was favorable to pricing and to the prior year. Our fixed annuities business decreased $51 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year.

•	Our International Protection segment increased $8 million, including an increase of $3 million attributable to changes in foreign exchange rates, primarily driven by lower favorable claim reserve adjustments, partially offset by lower paid claims from a decrease in new claim registrations in the current year.

Interest credited

•	Our U.S. Life Insurance segment decreased $19 million mainly related to a decrease in our fixed annuities business primarily from lower crediting rates in a low interest rate environment in the current year.

•	Our Runoff segment decreased $11 million largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in outstanding liabilities of $1.1 billion in the current year.

Acquisition and operating expenses, net of deferrals

•	Our International Protection segment decreased $44 million, including an increase of $6 million attributable to changes in foreign exchange rates, largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative. These decreases were partially offset by a restructuring charge of $4 million in the current year.

•	Our U.S. Life Insurance segment decreased $14 million from a decrease in our life insurance business of $14 million from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012 and a restructuring charge of $3 million in the current year. Our long-term care insurance business decreased $3 million predominately from lower production, partially offset by a $7 million restructuring charge in the current year. Our fixed annuities business increased $3 million largely from a favorable adjustment of $4 million associated with guarantee funds in the prior year that did not recur and a restructuring charge in the current year, partially offset by lower sales in the current year.

•

Our International Mortgage Insurance segment decreased $13 million, including a decrease of $3 million attributable to changes in foreign exchange rates. Canada decreased $19 million mainly related to the elimination of exit fees related to the government guarantee fund, partially offset by higher stock-based compensation expense in the current year. Australia increased $4 million primarily from higher employee compensation and benefit expenses and higher operating expenses in the current year. Other Countries increased $2 million primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year.

•	Corporate and Other activities decreased $2 million primarily as a result of $30 million of make-whole expenses paid related to the debt redemption in the third quarter of 2013 and higher net expenses after allocations to our operating segments in the current year. These increases were partially offset by a decrease of $45 million associated with our reverse mortgage business which was sold on April 1, 2013.

•	Our U.S. Mortgage Insurance segment increased $2 million primarily from a settlement of $4 million related to the Civil Investigative Demand with the CFPB to end its review of industry captive reinsurance arrangements, partially offset by lower operating expenses in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment decreased $93 million. Our life insurance business decreased $97 million primarily from the initial write-off of $142 million of deferred acquisition costs associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the first quarter of 2012 that did not recur. The decrease was also attributable to higher amortization of deferred acquisition costs of $39 million in the prior year reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012 that did not recur. These decreases were partially offset by a $60 million unfavorable unlocking related to mortality and interest assumptions in our term universal and universal life insurance products in the current year compared to a $19 million favorable unlocking related to interest assumptions in the prior year. Our fixed annuities business decreased $11 million primarily related to lower amortization of deferred acquisition costs attributable to lower production in the current year. Our long-term care insurance business increased $15 million largely from growth of our in-force block, higher amortization of $4 million from an unfavorable adjustment primarily related to the continuation of a multi-stage system conversion and the write-off of computer software included in a restructuring charge in the current year.

•	Our Runoff segment decreased $34 million related to our variable annuity products largely from $9 million of favorable unlockings primarily related to our annual review of assumptions in the current year compared to $5 million of unfavorable unlockings in the prior year, partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs.

•	Our International Protection segment decreased $6 million, including an increase of $1 million attributable to changes in foreign exchange rates, mainly as a result of lower premium volume in the current year.

Goodwill impairment. The goodwill impairment charge in the third quarter of 2012 wrote off the entire goodwill balance for our lifestyle protection insurance business.

Interest expense

•	Our U.S. Life Insurance segment increased $12 million driven by our life insurance business largely related to a $20 million favorable adjustment in the prior year related to the Tax Matters Agreement with our former parent company that did not recur. This increase was partially offset by the write-off of $8 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the prior year that did not recur.

•	Corporate and Other activities increased $10 million primarily from a favorable adjustment of $20 million in the prior year that did not recur related to the Tax Matters Agreement with our former parent company and a debt issuance in March 2012. These increases were partially offset by the maturity of Genworth Holdings’ senior notes in June 2012 and the repurchase in the fourth quarter of 2012 of $100 million of Genworth Holdings’ senior notes that mature in June 2014.

Provision for income taxes. The effective tax rate increased to 34.6% for the nine months ended September 30, 2013 from 23.8% for the nine months ended September 30, 2012. Included in the current year was additional tax expense of $20 million, including $13 million from a correction of prior years related to non-deductible stock compensation expense resulting from cancellations. The increase in the effective tax rate was also attributable to decreased tax benefits on lower taxed foreign income, tax favored investment benefits and a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that is no longer expected to be realized, partially offset by a non-deductible goodwill impairment in the prior year. The nine months ended September 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. We had higher net income available to Genworth Financial, Inc.’s common stockholders in the current year primarily related to significantly lower losses in our U.S. Mortgage Insurance segment in the current year and from a goodwill impairment in the prior year that did not recur. The prior year also included a reserve strengthening in our Australian mortgage insurance business that did not recur and $47 million of net losses related to life block transactions completed by our life insurance business. These increases were partially offset by $40 million of prior year favorable adjustments in our long-term care insurance business that did not recur and a $13 million restructuring charge in the current year related to the expense reduction plan announced on June 6, 2013 reflecting severance, outplacement and other associated costs. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2013 was a decrease of $9 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income

We had net operating income for the three months ended September 30, 2013 of $119 million compared to $111 million for the three months ended September 30, 2012. We had net operating income for the nine months ended September 30, 2013 of $403 million compared to $195 million for the nine months ended September 30, 2012. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses and infrequent or unusual non-operating items. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends. There were no infrequent or unusual items excluded from net operating income during the periods presented other than a $13 million after-tax expense recorded in the second quarter of 2013 related to restructuring costs. In June 2013, we announced an expense reduction plan as we continue to work on improving the operating performance of our businesses resulting in a pre-tax non-operating charge of $20 million reflecting severance, outplacement and other associated costs. This plan eliminated approximately 400 positions, including 150 open positions that will not be filled, and has, and will continue to, reduce related information technology and program spend.

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

The following table includes a reconciliation of net income to net operating income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net income	$148	$71	$469	$259
Less: net income attributable to noncontrolling interests	40	36	117	102

Net income available to Genworth Financial, Inc.’s common stockholders	108	35	352	157
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	13	2	26	3
(Income) loss from discontinued operations, net of taxes	(2)	(12)	12	(51)
Goodwill impairment, net of taxes	—	86	—	86
Expenses related to restructuring, net of taxes	—	—	13	—

Net operating income	$119	$111	$403	$195

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2013	2012	2013	2012
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.21	$0.05	$0.74	$0.22

Diluted	$0.21	$0.05	$0.73	$0.22

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.22	$0.07	$0.71	$0.32

Diluted	$0.22	$0.07	$0.71	$0.32

Net operating income per common share:
Basic	$0.24	$0.23	$0.82	$0.40

Diluted	$0.24	$0.22	$0.81	$0.39

Weighted-average common shares outstanding:
Basic	494.0	491.7	493.3	491.5

Diluted	499.3	493.9	497.9	494.5

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life and long-term care insurance products; (2) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (3) 10% of premium deposits for linked-benefits products; (4) new and additional premiums/deposits for fixed annuities; (5) new insurance written for mortgage insurance; and (6) net written premiums for our lifestyle protection insurance business. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums/deposits, premium equivalents, new premiums/deposits, written premiums and new insurance written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

We also include information related to loss mitigation activities for our U.S. mortgage insurance business. We define loss mitigation activities as rescissions, cancellations, borrower loan modifications, repayment plans, lender- and borrower-titled pre-sales, claims administration and other loan workouts. Estimated savings related to rescissions are the reduction in carried loss reserves, net of premium refunds and reinstatement of prior rescissions. Estimated savings related to loan modifications and other cure related loss mitigation actions represent the reduction in carried loss reserves. Estimated savings related to claims mitigation activities represent amounts deducted or “curtailed” from claims due to acts or omissions by the insured or the servicer with respect to the servicing of an insured loan that is not in compliance with obligations under our master policy. For non-cure related actions, including pre-sales, the estimated savings represent the difference between the full claim obligation and the actual amount paid. Loans subject to our loss mitigation actions, the results of which have been included in our reported estimated loss mitigation savings, are subject to re-default and may result in a potential claim in future periods, as well as potential future loss mitigation savings depending on the resolution of the re-defaulted loan. We believe that this information helps to enhance the understanding of the operating performance of our U.S. mortgage insurance business as loss mitigation activities specifically impact current and future loss reserves and level of claim payments.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

Management also regularly monitors and reports a loss ratio for our businesses. For our mortgage and lifestyle protection insurance businesses, the loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For our long-term care insurance business, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.

An assumed tax rate of 35% is utilized in certain adjustments to net operating income.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

U.S. Life Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net operating income:
U.S. Life Insurance segment:
Life insurance	$54	$22	$32	145%	$117	$58	$59	102%
Long-term care insurance	41	45	(4)	(9)%	87	94	(7)	(7)%
Fixed annuities	16	19	(3)	(16)%	71	62	9	15%

U.S. Life Insurance segment	111	86	25	29%	275	214	61	29%

Total net operating income	111	86	25	29%	275	214	61	29%
Adjustments to net operating income:
Net investment gains (losses), net of taxes and other adjustments	(4)	(1)	(3)	NM (1)	(2)	(18)	16	89%
Expenses related to restructuring, net of taxes	—	—	—	—%	(9)	—	(9)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$107	$85	$22	26%	$264	$196	$68	35%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$751	$754	$(3)	—%
Net investment income	650	644	6	1%
Net investment gains (losses)	(6)	7	(13)	(186)%
Insurance and investment product fees and other	192	221	(29)	(13)%

Total revenues	1,587	1,626	(39)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	924	1,051	(127)	(12)%
Interest credited	156	160	(4)	(3)%
Acquisition and operating expenses, net of deferrals	154	170	(16)	(9)%
Amortization of deferred acquisition costs and intangibles	139	94	45	48%
Interest expense	25	24	1	4%

Total benefits and expenses	1,398	1,499	(101)	(7)%

Income from continuing operations before income taxes	189	127	62	49%
Provision for income taxes	82	42	40	95%

Income from continuing operations	107	85	22	26%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	4	1	3	NM (1)

Net operating income	$111	$86	$25	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Life insurance	$54	$22	$32	145%
Long-term care insurance	41	45	(4)	(9)%
Fixed annuities	16	19	(3)	(16)%

Total net operating income	$111	$86	$25	29%

Net operating income

•	Our life insurance business increased $32 million principally as a result of an $11 million net favorable unlocking in our term universal and universal life insurance products primarily related to mortality and interest assumptions in the current year compared to a $9 million unfavorable unlocking related to interest assumptions in the prior year. The increase was also attributable to an $18 million favorable reserve correction in our term universal life insurance product in the current year and a $6 million net loss related to a life block transaction in the prior year that did not recur. These increases were partially offset by a $12 million unfavorable tax valuation allowance in the current year and our term life insurance products as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums on new policies in the current year.

•	Our long-term care insurance business decreased $4 million largely attributable to $25 million of less favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion and a $16 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option in the current year. The decrease was also attributable to higher new pending claims, partially offset by cancellations of pending claims in the current year. These decreases were partially offset by $26 million of increased premiums and reduced benefits from in-force rate actions and an $11 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates in the current year.

•	Our fixed annuities business decreased $3 million primarily related to lower investment income and lower sales of our life-contingent products in the current year, partially offset by lower interest credited in the current year.

Revenues

Premiums

•	Our life insurance business decreased $21 million primarily related to our term life insurance products as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums of our new term life insurance product in the current year.

•	Our long-term care insurance business increased $23 million mainly attributable to growth of our in-force block from new sales and $13 million of increased premiums from in-force rate actions in the current year.

•	Our fixed annuities business decreased $5 million largely driven by lower sales of our life-contingent products in the current year.

Net investment income

•	Our life insurance business increased $9 million due primarily to higher average invested assets, $5 million of higher gains from limited partnerships and higher bond calls and prepayments of $3 million, partially offset by lower reinvestment yields in the current year.

•	Our long-term care insurance business increased $16 million largely from an increase in average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields in the current year.

•	Our fixed annuities business decreased $19 million primarily attributable to lower reinvestment yields, partially offset by higher gains of $3 million from limited partnerships in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” In the current year, net investment losses were primarily related to our fixed annuities business driven by net losses from the sale of investment securities and impairments, partially offset by derivative gains. Net investment gains in the prior year were mainly related to our fixed annuities business driven by derivative gains and net gains from the sale of investment securities, partially offset by impairments.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business predominately from a $38 million gain from the repurchase of notes secured by our non-recourse funding obligations associated with a life block transaction in the prior year that did not recur. This decrease was partially offset by an $8 million favorable unlocking in our universal life insurance products related to interest assumptions in the current year and the write-off of $6 million in deferred borrowing costs from the repurchase and repayment of non-recourse funding obligations associated with a life block transaction in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business decreased $153 million primarily related to a $70 million favorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions in the current year compared to a $31 million unfavorable unlocking related to interest assumptions in the prior year. The decrease was also attributable to a $28 million favorable reserve correction in our term universal life insurance product, lower reserves on our term life insurance products as lapses of older policies were partially offset by increased reserves on our new term life insurance product and from higher ceded reinsurance in the current year.

•	Our long-term care insurance business increased $34 million primarily from the aging and growth of our in-force block, $34 million of less favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion and a $24 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option. The increase was also attributable to higher new pending claims, partially offset by cancellations of pending claims in the current year. These increases were partially offset by reduced benefits of $30 million from in-force rate actions and a $17 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates in the current year. In addition, reserves for prior year claims increased $17 million mainly from a decrease in claim terminations in the current year.

•	Our fixed annuities business decreased $8 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year.

Interest credited. The decrease in interest credited was principally related to our fixed annuities business driven by lower crediting rates in a low interest rate environment in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $4 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012.

•	Our long-term care insurance business decreased $10 million largely related to lower production in the current year.

Amortization of deferred acquisition costs and intangibles

•

Our life insurance business increased $39 million primarily from a $60 million unfavorable unlocking related to mortality and interest assumptions in our term universal and universal life insurance products in the current year compared to a $19 million favorable unlocking related to interest assumptions in the prior year. This increase was partially offset by higher amortization of $39 million reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur.

•	Our long-term care insurance business increased $12 million largely from growth of our in-force block and higher amortization of $4 million reflecting an unfavorable adjustment primarily related to the continuation of a multi-stage system conversion in the current year.

•	Our fixed annuities business decreased $6 million primarily related to lower amortization of deferred acquisition costs attributable to higher net investment losses in the current year.

Provision for income taxes. The effective tax rate increased to 43.4% for the three months ended September 30, 2013 from 33.1% for the three months ended September 30, 2012. The increase in the effective tax rate was primarily attributable to a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that is no longer expected to be realized and changes in uncertain tax positions in the prior year.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$2,196	$2,030	$166	8%
Net investment income	1,946	1,933	13	1%
Net investment gains (losses)	(1)	(16)	15	94%
Insurance and investment product fees and other	570	676	(106)	(16)%

Total revenues	4,711	4,623	88	2%

Benefits and expenses:
Benefits and other changes in policy reserves	2,939	2,875	64	2%
Interest credited	463	482	(19)	(4)%
Acquisition and operating expenses, net of deferrals	494	508	(14)	(3)%
Amortization of deferred acquisition costs and intangibles	306	399	(93)	(23)%
Interest expense	72	60	12	20%

Total benefits and expenses	4,274	4,324	(50)	(1)%

Income from continuing operations before income taxes	437	299	138	46%
Provision for income taxes	173	103	70	68%

Income from continuing operations	264	196	68	35%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	2	18	(16)	(89)%
Expenses related to restructuring, net of taxes	9	—	9	NM (1)

Net operating income	$275	$214	$61	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Life insurance	$117	$58	$59	102%
Long-term care insurance	87	94	(7)	(7)%
Fixed annuities	71	62	9	15%

Total net operating income	$275	$214	$61	29%

Net operating income

•	Our life insurance business increased $59 million principally from $47 million in net losses from life block transactions in the prior year that did not recur and an $11 million net favorable unlocking in our term universal and universal life insurance products primarily related to mortality and interest assumptions in the current year compared to a $9 million unfavorable unlocking related to interest assumptions in the prior year. The increase was also attributable to an $18 million favorable reserve correction in our term universal life insurance product in the current year and mortality which was favorable to pricing and to the prior year. These increases were partially offset by a $13 million favorable adjustment related to the Tax Matters Agreement with our former parent company in the prior year that did not recur and a $12 million unfavorable tax valuation allowance in the current year.

•	Our long-term care insurance business decreased $7 million principally attributable to lower investment yields and $31 million of less favorable reserve and other adjustments in the current year. The decrease was also attributable to a $16 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option in the current year. These decreases were partially offset by $42 million of increased premiums and reduced benefits from in-force rate actions, an $11 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates and increased claim terminations driven by higher mortality in the current year.

•	Our fixed annuities business increased $9 million primarily related to favorable mortality and lower interest credited in the current year, partially offset by lower investment income and a $3 million favorable adjustment associated with guarantee funds in the prior year that did not recur.

Revenues

Premiums

•	Our life insurance business increased $155 million primarily related to higher ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur, partially offset by our term life insurance products as lapses of older policies and higher ceded reinsurance outpaced increased premiums of our new term life insurance product in the current year.

•	Our long-term care insurance business increased $36 million mainly attributable to growth of our in-force block from new sales and $22 million of increased premiums from in-force rate actions, partially offset by $14 million of unfavorable adjustments in the current year.

•	Our fixed annuities business decreased $25 million primarily driven by lower sales of our life-contingent products in the current year.

Net investment income

•	Our life insurance business increased $14 million primarily from higher average invested assets and higher bond calls and prepayments of $6 million and $3 million of higher gains from limited partnerships, partially offset by lower reinvestment yields in the current year.

•	Our long-term care insurance business increased $36 million largely from an increase in average invested assets due to growth of our in-force block and higher bond calls and prepayments of $3 million, partially offset by lower reinvestment yields and $11 million of lower gains from limited partnerships in the current year.

•	Our fixed annuities business decreased $37 million primarily attributable to lower reinvestment yields and lower gains of $4 million from limited partnerships, partially offset by higher bond calls and prepayments of $7 million in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	In the current year, net investment gains of $5 million in our life insurance business were primarily related to net gains from the sale of investment securities, partially offset by impairments. Net investment losses of $16 million in the prior year were mainly from impairments, partially offset by net gains from the sale of investment securities.

•	Net investment losses in our long-term care insurance business increased $6 million largely from lower derivative gains, partially offset by lower impairments in the current year.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business related predominately to $120 million of gains on the repurchase of notes secured by our non-recourse funding obligations related to life block transactions in the prior year that did not recur. This decrease was partially offset by an increase in our term universal life insurance in-force block, an $8 million favorable unlocking in our universal life insurance products related to interest assumptions in the current year and an unfavorable valuation adjustment in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business increased $45 million. In the prior year, we initially ceded $209 million of certain term life insurance reserves under a reinsurance treaty as part of a life block transaction. The increase was also attributable to growth of our term universal and universal life insurance in-force blocks. These increases were partially offset by a $70 million favorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions in the current year compared to a $31 million unfavorable unlocking related to interest assumptions in the prior year. The increase was also partially offset by a $28 million favorable reserve correction in our term universal life insurance product in the current year and mortality which was favorable to pricing and to the prior year.

•

Our long-term care insurance business increased $70 million primarily from the aging and growth of our in-force block, $29 million of less favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion and a $24 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option in the current year. These increases were partially offset by reduced benefits of $48 million from in-force rate actions, a $17 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates and increased claim terminations driven by higher mortality in the current year. In addition, reserves for prior year claims benefited $23 million during the current year mainly from an increase in claim terminations driven by higher mortality.

•	Our fixed annuities business decreased $51 million largely attributable to lower sales of our life-contingent products and favorable mortality in the current year.

Interest credited. The decrease in interest credited was principally related to our fixed annuities business driven by lower crediting rates in a low interest rate environment in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $14 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering this product in the fourth quarter of 2012 and a restructuring charge of $3 million in the current year.

•	Our long-term care insurance business decreased $3 million predominately from lower production, partially offset by a $7 million restructuring charge in the current year.

•	Our fixed annuities business increased $3 million largely from a favorable adjustment of $4 million associated with guarantee funds in the prior year that did not recur and a restructuring charge in the current year, partially offset by lower sales in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $97 million primarily from the initial write-off of $142 million of deferred acquisition costs associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the first quarter of 2012 that did not recur. The decrease was also attributable to higher amortization of deferred acquisition costs of $39 million in the prior year reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012 that did not recur. These decreases were partially offset by a $60 million unfavorable unlocking related to mortality and interest assumptions in our term universal and universal life insurance products in the current year compared to a $19 million favorable unlocking related to interest assumptions in the prior year.

•	Our long-term care insurance business increased $15 million largely from growth of our in-force block, higher amortization of $4 million from an unfavorable adjustment primarily related to the continuation of a multi-stage system conversion and the write-off of computer software included in a restructuring charge in the current year.

•	Our fixed annuities business decreased $11 million primarily related to lower amortization of deferred acquisition costs attributable to lower production in the current year.

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

Provision for income taxes. The effective tax rate increased to 39.6% for the nine months ended September 30, 2013 from 34.4% for the nine months ended September 30, 2012. The increase in the effective tax rate was primarily attributable to a valuation allowance on a deferred tax asset on a specific tax return net operating loss that is no longer expected to be realized and changes in uncertain tax positions in the prior year.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Term and whole life insurance
Net earned premiums	$166	$187	$(21)	(11)%	$520	$365	$155	42%
Sales	5	1	4	NM (1)	13	1	12	NM (1)
Term universal life insurance
Net deposits	$71	$71	$—	—%	$214	$208	$6	3%
Sales	—	19	(19)	(100)%	1	82	(81)	(99)%
Universal life insurance
Net deposits	$128	$161	$(33)	(20)%	$400	$518	$(118)	(23)%
Sales:
Universal life insurance	5	15	(10)	(67)%	19	50	(31)	(62)%
Linked-benefits	2	3	(1)	(33)%	7	9	(2)	(22)%
Total life insurance
Net earned premiums and deposits	$365	$419	$(54)	(13)%	$1,134	$1,091	$43	4%
Sales:
Term life insurance	5	1	4	NM (1)	13	1	12	NM (1)
Term universal life insurance	—	19	(19)	(100)%	1	82	(81)	(99)%
Universal life insurance	5	15	(10)	(67)%	19	50	(31)	(62)%
Linked-benefits	2	3	(1)	(33)%	7	9	(2)	(22)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of September 30,		Percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Term and whole life insurance
Life insurance in-force, net of reinsurance	$335,039	$382,735	(12)%
Life insurance in-force before reinsurance	525,171	546,829	(4)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$133,500	$133,846	—%
Life insurance in-force before reinsurance	134,555	134,921	—%
Universal life insurance
Life insurance in-force, net of reinsurance	$43,447	$43,523	—%
Life insurance in-force before reinsurance	50,203	50,364	—%
Total life insurance
Life insurance in-force, net of reinsurance	$511,986	$560,104	(9)%
Life insurance in-force before reinsurance	709,929	732,114	(3)%

Term and whole life insurance

Net earned premiums decreased for the three months ended September 30, 2013 primarily as a result of lapses of older policies and higher ceded reinsurance, partially offset by increased premiums of our new term life insurance product in the current year. Net earned premiums increased for the nine months ended September 30,

2013 primarily related to higher ceded reinsurance on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the prior year that did not recur, partially offset by our term life insurance products as lapses of older policies and higher ceded reinsurance outpaced increased premiums of our new term life insurance product in the current year. Sales of our term life insurance products increased because we began offering these products in the fourth quarter of 2012. Our life insurance in-force decreased from the runoff of our term life insurance products issued prior to resuming sales in the fourth quarter of 2012 and the runoff of our whole life insurance products.

Term universal life insurance

Our life insurance in-force was flat as we discontinued sales of this product in the fourth quarter of 2012 which resulted in lower sales in the current year and flat net deposits for the three months ended September 30, 2013.

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

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net earned premiums:
Individual long-term care insurance	$539	$521	$18	3%	$1,558	$1,537	$21	1%
Group long-term care insurance	25	20	5	25%	69	54	15	28%

Total	$564	$541	$23	4%	$1,627	$1,591	$36	2%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$37	$63	$(26)	(41)%	$110	$161	$(51)	(32)%
Group long-term care insurance	3	6	(3)	(50)%	13	16	(3)	(19)%

Total	$40	$69	$(29)	(42)%	$123	$177	$(54)	(31)%

Loss ratio (1)	64%	63%	1%		66%	66%	—%

(1)	In the second quarter of 2013, we revised our methodology for calculating tabular interest to a policy level calculation, which impacted the reported loss ratio. The change in the calculation for tabular interest had no impact on reserves, benefits or net operating income as it reflected a reclassification between components of the total change in policy reserves. Tabular interest is one of several components that make up the total change in policy reserves. The loss ratio for the prior period has been adjusted lower by three points to approximate the new calculation for tabular interest to make prior period more comparable with the current calculation.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and nine months ended September 30, 2013 compared to the prior year mainly attributable to growth of our in-force block from new sales and in-force rate actions. The nine months ended September 30, 2013 also included $14 million of unfavorable adjustments.

Annualized first-year premiums and deposits decreased principally from changes in pricing and product options previously announced.

The loss ratio increased for the three months ended September 30, 2013 compared to the prior year largely attributable to $34 million of less favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion, a $24 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option and higher new pending claims, partially offset by cancellations of pending claims in the current year. These increases were mostly offset by $43 million of increased premiums and reduced benefits from in-force rate actions and a $17 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates in the current year. In addition, reserves for prior year claims increased $17 million during the three months ended September 30, 2013 mainly from a decrease in claim terminations.

The loss ratio was flat for the nine months ended September 30, 2013 compared to the prior year as $70 million of increased premiums and reduced benefits from in-force rate actions, a $17 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product specific incidence rates and an increase in claim terminations driven by higher mortality in the current year were offset by $43 million of less favorable reserve and other adjustments and a $24 million correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option in the current year. In addition, reserves for prior year claims benefited $23 million during the nine months ended September 30, 2013 mainly from an increase in claim terminations driven by higher mortality.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Single Premium Deferred Annuities
Account value, beginning of period	$10,842	$10,904	$11,038	$10,831
Deposits	714	427	948	977
Surrenders, benefits and product charges	(293)	(310)	(876)	(954)

Net flows	421	117	72	23
Interest credited	78	83	231	250

Account value, end of period	$11,341	$11,104	$11,341	$11,104

Single Premium Immediate Annuities
Account value, beginning of period	$6,010	$6,427	$6,442	$6,433
Premiums and deposits	80	90	216	277
Surrenders, benefits and product charges	(214)	(222)	(677)	(694)

Net flows	(134)	(132)	(461)	(417)
Interest credited	71	75	216	230
Effect of accumulated net unrealized investment gains (losses)	(16)	99	(266)	223

Account value, end of period	$5,931	$6,469	$5,931	$6,469

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,097	$1,106	$1,101	$1,107
Surrenders, benefits and product charges	(17)	(17)	(50)	(47)

Net flows	(17)	(17)	(50)	(47)
Interest credited	15	15	44	44

Account value, net of reinsurance, end of period	$1,095	$1,104	$1,095	$1,104

Total premiums from fixed annuities	$21	$26	$49	$74

Total deposits from fixed annuities	$773	$491	$1,115	$1,180

Single Premium Deferred Annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales have increased, particularly in the third quarter of 2013, driven by competitive pricing while maintaining targeted returns, and from a rise in interest rates in the current year.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded premiums and deposits and interest credited. Sales continued to be pressured under current market conditions and from the low interest rate environment in spite of the rise in interest rates in the current year.

Structured Settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$41	$42	$(1)	(2)%	$126	$120	$6	5%
Australia	61	57	4	7%	162	80	82	103%
Other Countries	(12)	(5)	(7)	(140)%	(28)	(23)	(5)	(22)%

International Mortgage Insurance segment	90	94	(4)	(4)%	260	177	83	47%

U.S. Mortgage Insurance segment	(3)	(37)	34	92%	31	(106)	137	129%

Total net operating income	87	57	30	53%	291	71	220	NM (1)
Adjustments to net operating income:
Net investment gains (losses), net of taxes and other adjustments	2	(1)	3	NM (1)	8	23	(15)	(65)%
Expenses related to restructuring, net of taxes	—	—	—	—%	(1)	—	(1)	NM (1)

Net income available to Genworth Financial, Inc.'s common stockholders	$89	$56	$33	59%	$298	$94	$204	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$243	$256	$(13)	(5)%
Net investment income	80	92	(12)	(13)%
Net investment gains (losses)	7	2	5	NM (1)
Insurance and investment product fees and other	(1)	—	(1)	NM (1)

Total revenues	329	350	(21)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	73	99	(26)	(26)%
Acquisition and operating expenses, net of deferrals	56	62	(6)	(10)%
Amortization of deferred acquisition costs and intangibles	13	17	(4)	(24)%
Interest expense	9	9	—	—%

Total benefits and expenses	151	187	(36)	(19)%

Income from continuing operation before income taxes	178	163	15	9%
Provision for income taxes	46	34	12	35%

Income from continuing operations	132	129	3	2%
Less: net income attributable to noncontrolling interests	40	36	4	11%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	92	93	(1)	(1)%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(2)	1	(3)	NM (1)

Net operating income	$90	$94	$(4)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Canada	$41	$42	$(1)	(2)%
Australia	61	57	4	7%
Other Countries	(12)	(5)	(7)	(140)%

Total net operating income	$90	$94	$(4)	(4)%

Net operating income

•	The three months ended September 30, 2013 included a decrease of $9 million attributable to changes in foreign exchange rates primarily in Australia.

•	Our Canadian mortgage insurance business decreased by $1 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net operating income was flat as lower premiums and net investment income were offset by lower losses and operating expenses in the current year.

•	Our Australian mortgage insurance business increased by $4 million primarily from lower losses, partially offset by a decrease of $8 million attributable to changes in foreign exchange rates, lower tax benefits and net investment income in the current year.

•	Other Countries’ net operating loss increased from higher losses and lower premiums in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $9 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily driven by the seasoning of our larger 2007 and 2008 in-force blocks of business which are past their peak earning potential, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year.

•	Our Australian mortgage insurance business was flat, including a decrease of $11 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased primarily as a result of a larger in-force portfolio and higher premiums from policy cancellations, partially offset by higher ceded reinsurance premiums in the current year.

•	Other Countries decreased $4 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year.

Net investment income. The decrease in net investment income was due to lower reinvestment yields in Canada and Australia, partially offset by higher average invested assets in Canada and Australia. The three months ended September 30, 2013 included a decrease of $6 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The increase was primarily from higher net investment gains from the sale of securities in Canada in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $14 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily driven by a shift in the mix of new delinquencies and lower paid claims, with fewer delinquencies and claims from Alberta where the severity has been higher than other regions. In addition, the decrease in losses benefited from ongoing loss mitigation activities in the current year.

•	Our Australian mortgage insurance business decreased $17 million, including a decrease of $4 million attributable to change in foreign exchange rates, primarily driven by lower new delinquencies and improved aging on our existing delinquencies in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment.

•	Other Countries increased $5 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily from higher delinquencies, particularly in Ireland, in the current year.

Acquisition and operating expenses, net of deferrals. The decrease was primarily associated with our Canadian mortgage insurance business mainly from the elimination of exit fees related to the government guarantee fund, partially offset by higher stock-based compensation expense in the current year. The three months ended September 30, 2013 included a decrease of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 25.8% for the three months ended September 30, 2013 from 20.9% for the three months ended September 30, 2012. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income, partially offset by changes in uncertain tax positions in Australia. The three months ended September 30, 2013 included a decrease of $2 million attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$748	$759	$(11)	(1)%
Net investment income	253	283	(30)	(11)%
Net investment gains (losses)	23	15	8	53%
Insurance and investment product fees and other	(1)	—	(1)	NM (1)

Total revenues	1,023	1,057	(34)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	253	421	(168)	(40)%
Acquisition and operating expenses, net of deferrals	169	182	(13)	(7)%
Amortization of deferred acquisition costs and intangibles	46	50	(4)	(8)%
Interest expense	26	27	(1)	(4)%

Total benefits and expenses	494	680	(186)	(27)%

Income from continuing operations before income taxes	529	377	152	40%
Provision for income taxes	145	92	53	58%

Income from continuing operations	384	285	99	35%
Less: net income attributable to noncontrolling interests	117	102	15	15%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	267	183	84	46%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	(8)	(6)	(2)	(33)%
Expenses related to restructuring, net of taxes	1	—	1	NM (1)

Net operating income	$260	$177	$83	47%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Net operating income:
Canada	$126	$120	$6	5%
Australia	162	80	82	103%
Other Countries	(28)	(23)	(5)	(22)%

Total net operating income	$260	$177	$83	47%

Net operating income

•	The nine months ended September 30, 2013 included a decrease of $11 million attributable to changes in foreign exchange rates primarily in Australia.

•	Our Canadian mortgage insurance business increased primarily from lower losses and operating expenses, partially offset by lower premiums and net investment income in the current year.

•	Our Australian mortgage insurance business increased primarily from higher premiums and lower losses as the prior year included a reserve strengthening that did not recur, partially offset by a decrease of $8 million attributable to changes in foreign exchange rates and lower net investment income in the current year.

•	Other Countries’ net operating loss increased primarily from lower premiums and net investment income, partially offset by lower losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $17 million, including a decrease of $5 million attributable to changes in foreign exchange rates, principally from the seasoning of our larger 2007 and 2008 in-force blocks of business which are past their peak earning potential, partially offset by the elimination of the risk premium related to the government guarantee agreement in the current year.

•	Our Australian mortgage insurance business increased $13 million, including a decrease of $12 million attributable to changes in foreign exchange rates, primarily as a result of a larger in-force portfolio and lower ceded reinsurance premiums, partially offset by lower premiums from policy cancellations in the current year.

•	Other Countries decreased $7 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year.

Net investment income. The decrease in net investment income was driven primarily by Australia and Canada from lower reinvestment yields, partially offset by higher average invested assets in the current year. The nine months ended September 30, 2013 included a decrease of $6 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Our Canadian mortgage insurance business increased $14 million from higher net investment gains from the sale of securities in the current year.

•	Other Countries decreased $7 million primarily from lower net investment gains from the sale of securities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $38 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily driven by lower new delinquencies, net of cures, and lower paid claims due to a shift in regional mix, with fewer claims from Alberta where the severity on paid claims has been higher than other regions. Higher benefits from loss mitigation activities also contributed to the decrease in losses in the current year.

•	Our Australian mortgage insurance business decreased $124 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily driven by a reserve strengthening in the prior year that did not recur and lower new delinquencies in the current year. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 books of business which have a higher concentration of self-employed borrowers. In the current year, paid claims decreased as a result of a decrease in both the number of claims and the average claim payment.

•	Other Countries decreased $6 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in the current year.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $19 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from the elimination of exit fees related to the government guarantee fund, partially offset by higher stock-based compensation expense in the current year.

•	Our Australian mortgage insurance business increased $4 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily from higher employee compensation and benefit expenses and higher operating expenses in the current year.

•	Other Countries increased $2 million primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the current year.

Provision for income taxes. The effective tax rate increased to 27.4% for the nine months ended September 30, 2013 from 24.4% for the nine months ended September 30, 2012. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income, partially offset by changes in uncertain tax positions in Australia. The nine months ended September 30, 2013 included a decrease of $1 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Primary insurance in-force:
Canada	$300,700	$299,600	$1,100	—%
Australia	275,500	291,500	(16,000)	(5)%
Other Countries	32,500	31,900	600	2%

Total	$608,700	$623,000	$(14,300)	(2)%

Risk in-force:
Canada	$105,300	$104,800	$500	—%
Australia	96,400	102,100	(5,700)	(6)%
Other Countries (1)	4,300	4,300	—	—%

Total	$206,000	$211,200	$(5,200)	(2)%

(1)	Risk in-force as of September 30, 2013 and 2012 excluded $285 million and $183 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
New insurance written:
Canada	$9,900	$9,800	$100	1%	$26,700	$32,600	$(5,900)	(18)%
Australia	8,100	8,800	(700)	(8)%	25,600	25,300	300	1%
Other Countries	500	400	100	25%	1,300	1,200	100	8%

Total	$18,500	$19,000	$(500)	(3)%	$53,600	$59,100	$(5,500)	(9)%

Net premiums written:
Canada	$156	$176	$(20)	(11)%	$374	$430	$(56)	(13)%
Australia	123	131	(8)	(6)%	372	336	36	11%
Other Countries	6	7	(1)	(14)%	18	20	(2)	(10)%

Total	$285	$314	$(29)	(9)%	$764	$786	$(22)	(3)%

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and nine months ended September 30, 2013 and 2012, this factor was 35%.

In Canada, primary insurance in-force and risk in-force increased, including decreases of $14.0 billion and $4.9 billion, respectively, attributable to changes in foreign exchange rates, primarily as a result of flow new insurance written and bulk transactions in the current year.

In Australia, primary insurance in-force and risk in-force decreased, including decreases of $30.7 billion and $10.8 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, the increase in Australia was mainly attributable to flow new insurance written driven by improved housing affordability as interest rates remained low in the current year.

In Other Countries, primary insurance in-force increased, including an increase of $1.3 billion attributable to changes in foreign exchange rates, and risk in-force was flat, including an increase of $200 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force decreased in Other Countries mainly from ongoing loss mitigation activities in Europe.

New insurance written

For the three months ended September 30, 2013, new insurance written in Canada increased primarily as a result of higher bulk transactions in the current year. For the nine months ended September 30, 2013, new insurance written in Canada decreased primarily as a result of lower bulk transactions in the current year. Flow new insurance written in Canada also declined for the three and nine months ended September 30, 2013 mainly attributable to a smaller mortgage originations market, particularly for high loan-to-value refinance transactions as a result of the changes to mortgage insurance eligibility rules under the government guarantee which took effect in July 2012. The three and nine months ended September 30, 2013 included decreases of $200 million and $400 million, respectively, attributable to changes in foreign exchange rates in Canada.

For the three months ended September 30, 2013, new insurance written in Australia decreased driven by changes in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written in Australia increased during the three months ended September 30, 2013 mainly attributable to improved housing affordability as interest rates have remained low in the current year, which also drove the increase during the nine months ended September 30, 2013. The three and nine months ended September 30, 2013 included decreases of $900 million and $1,000 million, respectively, attributable to changes in foreign exchange rates in Australia.

For the three and nine months ended September 30, 2013, new insurance written in Other Countries increased slightly but remained at low levels as the mortgage originations market in Europe continued to be pressured by high unemployment rates and a weak economic environment.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2013, our unearned premium reserves were $2,887 million, including a decrease of $200 million attributable to changes in foreign exchange rates, compared to $3,041 million as of September 30, 2012. Unearned premium reserves were slightly lower primarily as a result of changes in foreign exchange rates and the seasoning of our older in-force blocks of business were mostly offset by premiums from new business volume.

For the three months ended September 30, 2013, net premiums written in Australia decreased driven by changes in foreign exchange rates. Excluding the effects of foreign exchange for the three months ended September 30, 2013, net premiums written increased in Australia and net premiums written increased during the nine months ended September 30, 2013, in each case primarily from higher flow volume and higher flow premium rates. The three and nine months ended September 30, 2013 included decreases of $13 million and $14 million, respectively, attributable to changes in foreign exchange rates in Australia.

In Canada, net premiums written decreased during the three and nine months ended September 30, 2013 primarily from lower flow volume attributable to a smaller mortgage originations market and lower bulk transactions in the current year. The three and nine months ended September 30, 2013 included decreases of $4 million and $6 million, respectively, attributable to changes in foreign exchange rates in Canada.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Loss ratio:
Canada	22%	30%	(8)%	26%	33%	(7)%
Australia	31%	47%	(16)%	38%	83%	(45)%
Other Countries	170%	97%	73%	122%	119%	3%
Total	31%	39%	(8)%	34%	56%	(22)%
Expense ratio:
Canada	20%	21%	(1)%	25%	26%	(1)%
Australia	24%	24%	—%	25%	27%	(2)%
Other Countries	136%	118%	18%	162%	136%	26%
Total	24%	25%	(1)%	28%	29%	(1)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

Loss ratio

For the three months ended September 30, 2013, the loss ratio in Australia decreased driven by lower new delinquencies and improved aging on our existing delinquencies in the current year. In addition, paid claims decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. For the nine months ended September 30, 2013, the loss ratio in Australia decreased primarily attributable to a reserve strengthening in the prior year that did not recur and lower new delinquencies in the current year. In the first quarter of 2012, we strengthened reserves by $82 million due to higher than anticipated frequency and severity of claims paid from later stage delinquencies from prior years, particularly in coastal tourism areas of Queensland as a result of regional economic pressures as well as our 2007 and 2008 books of business which have a higher concentration of self-employed borrowers.

The loss ratio in Canada for the three months ended September 30, 2013 decreased primarily as a result of a shift in the mix of new delinquencies with fewer delinquencies from Alberta where the severity has been higher than other regions. The loss ratio in Canada for the nine months ended September 30, 2013 decreased primarily due to lower new delinquencies, net of cures, and lower paid claims due to a shift in regional mix, with fewer claims from Alberta. Higher benefits from loss mitigation activities also contributed to the decrease in the loss ratio in the current year.

In Other Countries, the loss ratio increased for the three and nine months ended September 30, 2013 as a result of higher delinquencies, particularly in Ireland, and lower earned premiums in the current year.

Expense ratio

For the three and nine months ended September 30, 2013, the marginal decrease in the overall expense ratio was primarily attributable to lower net premiums written. In Canada, the expense ratio decreased slightly as lower operating expenses that primarily resulted from the elimination of exit fees related to the government guarantee fund were not fully offset by the impact of lower net premiums written.

The expense ratio in Australia was flat for the three months ended September 30, 2013 as higher employee compensation and benefit expenses were offset by higher net premiums written in the current year. The expense ratio in Australia decreased for the nine months ended September 30, 2013 as the increase in net premiums written was higher than the increase in employee compensation and benefit expenses in the current year.

In Other Countries, the expense ratio increased for the three and nine months ended September 30, 2013 primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in the second quarter of 2013, and lower net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
Canada:
Primary insured loans in-force	1,501,139	1,502,858	1,483,111
Delinquent loans	1,778	2,153	2,183
Percentage of delinquent loans (delinquency rate)	0.12%	0.14%	0.15%

Flow loan in-force	1,171,486	1,126,468	1,112,910
Flow delinquent loans	1,566	1,924	1,943
Percentage of flow delinquent loans (delinquency rate)	0.13%	0.17%	0.17%

Bulk loans in-force	329,653	376,390	370,201
Bulk delinquent loans	212	229	240
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.06%

Australia:
Primary insured loans in-force	1,463,148	1,440,719	1,440,397
Delinquent loans	5,454	5,851	6,791
Percentage of delinquent loans (delinquency rate)	0.37%	0.41%	0.47%

Flow loan in-force	1,336,901	1,311,052	1,306,316
Flow delinquent loans	5,192	5,567	6,475
Percentage of flow delinquent loans (delinquency rate)	0.39%	0.42%	0.50%

Bulk loans in-force	126,247	129,667	134,081
Bulk delinquent loans	262	284	316
Percentage of bulk delinquent loans (delinquency rate)	0.21%	0.22%	0.24%

Other Countries:
Primary insured loans in-force	192,921	199,914	202,174
Delinquent loans	12,571	12,443	12,511
Percentage of delinquent loans (delinquency rate)	6.52%	6.22%	6.19%

Flow loan in-force	140,022	141,589	142,368
Flow delinquent loans	8,566	8,537	8,728
Percentage of flow delinquent loans (delinquency rate)	6.12%	6.03%	6.13%

Bulk loans in-force	52,899	58,325	59,806
Bulk delinquent loans	4,005	3,906	3,783
Percentage of bulk delinquent loans (delinquency rate)	7.57%	6.70%	6.33%

Total:
Primary insured loans in-force	3,157,208	3,143,491	3,125,682
Delinquent loans	19,803	20,447	21,485
Percentage of delinquent loans (delinquency rate)	0.63%	0.65%	0.69%

Flow loan in-force	2,648,409	2,579,109	2,561,594
Flow delinquent loans	15,324	16,028	17,146
Percentage of flow delinquent loans (delinquency rate)	0.58%	0.62%	0.67%

Bulk loans in-force	508,799	564,382	564,088
Bulk delinquent loans (1)	4,479	4,419	4,339
Percentage of bulk delinquent loans (delinquency rate)	0.88%	0.78%	0.77%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 4,441 as of September 30, 2013, 4,395 as of December 31, 2012 and 4,316 as of September 30, 2012.

In Canada, flow loans in-force increased primarily from ongoing new business and flow delinquent loans decreased primarily as a result of lower new delinquencies, net of cures. Bulk loans in-force decreased primarily from the expiration of several large bulk transactions in the current year.

In Australia, flow loans in-force increased as new policies written were partially offset by policy cancellations in the current year. Flow delinquent loans decreased as paid claims and cures more than offset new delinquencies.

In Other Countries, flow loans in-force loans decreased mainly attributable to ongoing loss mitigation activities in Europe. Flow delinquent loans compared to December 31, 2012 increased primarily from regional economic pressures, primarily in Ireland. Flow delinquent loans compared to September 30, 2012 decreased mainly from ongoing loss mitigation in Europe.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$137	$138	$(1)	(1)%
Net investment income	18	20	(2)	(10)%
Net investment gains (losses)	—	(2)	2	(100)%
Insurance and investment product fees and other	1	—	1	NM (1)

Total revenues	156	156	—	—%

Benefits and expenses:
Benefits and other changes in policy reserves	123	174	(51)	(29)%
Acquisition and operating expenses, net of deferrals	35	40	(5)	(13)%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%

Total benefits and expenses	160	215	(55)	(26)%

Loss from continuing operations before income taxes	(4)	(59)	55	93%
Benefit for income taxes	(1)	(22)	21	95%

Loss from continuing operations	(3)	(37)	34	92%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating loss	$(3)	$(37)	$34	92%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The decrease in net operating loss was mainly attributable to the decline in new delinquencies and improvements in net cures and aging on existing delinquencies in the current year.

Revenues

Premiums decreased slightly with a modest decline in average price, partially offset by increased average insurance in-force and lower ceded reinsurance premiums related to our captive arrangements in the current year.

Net investment income decreased primarily from lower average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased $51 million primarily driven by a decline in new delinquencies and improvements in net cures and aging on existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefited $4 million during the current year from improvements in net cures.

Acquisition and operating expenses, net of deferrals, decreased primarily from lower operating expenses in the current year.

Benefit for income taxes. The effective tax rate decreased to 25.0% for the three months ended September 30, 2013 from 37.3% for the three months ended September 30, 2012. The decrease in the effective tax rate was primarily attributable to the effects of interim tax accounting standards on tax favored investment benefits in the current year.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine month ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$412	$411	$1	—%
Net investment income	47	56	(9)	(16)%
Net investment gains (losses)	—	25	(25)	(100)%
Insurance and investment product fees and other	2	22	(20)	(91)%

Total revenues	461	514	(53)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	304	545	(241)	(44)%
Acquisition and operating expenses, net of deferrals	109	107	2	2%
Amortization of deferred acquisition costs and intangibles	5	4	1	25%

Total benefits and expenses	418	656	(238)	(36)%

Income (loss) from continuing operations before income taxes	43	(142)	185	130%
Provision (benefit) for income taxes	12	(53)	65	123%

Income (loss) from continuing operations	31	(89)	120	135%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	(17)	17	100%

Net operating income (loss)	$31	$(106)	$137	129%

Net operating income (loss)

We had net operating income in the current year compared to a net operating loss in the prior year mainly attributable to the decline in new delinquencies and improvements in net cures and aging on existing delinquencies in the current year.

Revenues

Premiums increased slightly driven by lower ceded reinsurance premiums related to our captive arrangements. This increase was largely offset by lower premiums assumed from an affiliate under an intercompany reinsurance agreement that was terminated effective July 1, 2012.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased due to lower net paid claims of $137 million and a change in reserves of $104 million. The decrease was primarily driven by a decline in new delinquencies and improvements in net cures and aging on existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefited $60 million during the current year from improvements in net cures. The prior year included a net $9 million portfolio settlement with one of lender that did not recur.

Acquisition and operating expenses, net of deferrals, increased slightly primarily from a settlement of $4 million with the CFPB to end its review of industry captive reinsurance arrangements, partially offset by lower operating expenses in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 27.9% for the nine months ended September 30, 2013 from 37.3% for the nine months ended September 30, 2012. The decrease in the effective tax rate was primarily attributable to the effect of tax favored investment benefits on pre-tax income in the current year compared to the effect of tax favored investment benefits on a pre-tax loss in the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

As of September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Primary insurance in-force	$109,000	$111,100	$(2,100)	(2)%
Risk in-force	26,800	26,600	200	1%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
New insurance written	$6,400	$4,700	$1,700	36%	$17,400	$11,300	$6,100	54%
Net premiums written	140	135	5	4%	419	414	5	1%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased as the result of cancellation and lapse in bulk insurance in-force, which decreased from $8.3 billion as of September 30, 2012 to $4.6 billion as of September 30, 2013. This decrease was partially offset by the increase in flow insurance in-force, which increased from $102.8 billion as of September 30, 2012 to $104.4 billion as of September 30, 2013 as a result of new insurance written. In addition, risk in-force increased primarily as a result of higher flow new insurance written, partially offset by the decline in bulk risk in-force. Flow persistency was 80% and 82% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

New insurance written

New insurance written increased for the three and nine months ended September 30, 2013 primarily driven by increased penetration in the mortgage insurance origination market.

Net premiums written

Net premiums written for the three months ended September 30, 2013 increased due to lower ceded reinsurance premiums related to our captive arrangements in the current year. Net premiums written for the nine months ended September 30, 2013 increased due to lower ceded reinsurance premiums related to our captive arrangements in the current year, partially offset by lower premiums assumed from an affiliate under an intercompany reinsurance agreement that was terminated effective July 1, 2012.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Loss ratio	90%	127%	(37)%	74%	133%	(59)%
Expense ratio	26%	30%	(4)%	27%	27%	—%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three and nine months ended September 30, 2013 decreased primarily driven by a decline in new delinquencies and improvements in net cures and aging on existing delinquencies in the current year. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefited $4 million and $60 million, respectively, for the three and nine months ended September 30, 2013 from the cure rate improvement. The nine months ended September 30, 2012 included a net $9 million portfolio settlement with one of lenders that did not recur.

The expense ratio decreased for the three months ended September 30, 2013 with lower operating expenses and higher premiums written in the current year. The expense ratio was flat for the nine months ended September 30, 2013 as the settlement of $4 million with the CFPB to end its review of industry captive reinsurance arrangements was offset by lower operating expenses and higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2013	December 31, 2012	September 30, 2012 (2)
Primary insurance:
Insured loans in-force	627,536	658,527	669,618
Delinquent loans	54,744	69,239	72,127
Percentage of delinquent loans (delinquency rate)	8.72%	10.51%	10.77%

Flow loan in-force	589,703	595,348	601,851
Flow delinquent loans	52,509	66,340	69,174
Percentage of flow delinquent loans (delinquency rate)	8.90%	11.14%	11.49%

Bulk loans in-force	37,833	63,179	67,767
Bulk delinquent loans (1)	2,235	2,899	2,953
Percentage of bulk delinquent loans (delinquency rate)	5.91%	4.59%	4.36%

A minus and sub-prime loans in-force	41,081	46,631	48,696
A minus and sub-prime loans delinquent loans	10,548	12,817	13,149
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	25.68%	27.49%	27.00%

Pool insurance:
Insured loans in-force	11,657	12,949	13,237
Delinquent loans	670	721	670
Percentage of delinquent loans (delinquency rate)	5.75%	5.57%	5.06%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,509 as of September 30, 2013, 1,415 as of December 31, 2012 and 1,441 as of September 30, 2012.
(2)	In the fourth quarter of 2012, we conformed all Fair Isaac Company (“FICO”) score classifications to be based upon FICO scores at loan closing. Previously, certain classifications were based upon FICO scores at a point in time post-loan closing. The prior period has been re-presented to conform to this modified classification.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have remained high as the United States continues to experience an economic recession and weakness in its residential real estate market, particularly in Florida, California, Arizona and Nevada. These trends also continue to be especially evident within these book years in our A minus, Alt-A, adjustable rate mortgages and certain 100% loan-to-value products. However, we have seen a continued decline in new delinquencies and lower foreclosure starts.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2013
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,527	$122	$521	23%
4 - 11 payments	12,543	332	528	63%
12 payments or more	26,439	923	1,288	72%

Total	52,509	$1,377	$2,337	59%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2012
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	16,977	$150	$668	22%
4 - 11 payments	17,398	441	749	59%
12 payments or more	31,965	1,137	1,562	73%

Total	66,340	$1,728	$2,979	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2013	Percent of total reserves as of September 30, 2013 (1)	Delinquency rate
			September 30, 2013	December 31, 2012	September 30, 2012
By Region:
Southeast (2)	20%	33%	11.87%	14.69%	15.14%
South Central (3)	16	8	6.03%	7.71%	8.10%
Northeast (4)	15	19	12.52%	13.32%	12.91%
Pacific (5)	12	11	7.11%	9.72%	10.41%
North Central (6)	11	11	8.00%	9.81%	10.27%
Great Lakes (7)	10	6	6.46%	7.78%	7.96%
New England (8)	6	4	8.19%	9.63%	9.77%
Mid-Atlantic (9)	5	5	8.47%	9.87%	9.95%
Plains (10)	5	3	5.70%	6.62%	6.64%

Total	100%	100%	8.72%	10.51%	10.77%

(1)	Total reserves were $1,587 million as of September 30, 2013.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2013	Percent of total reserves as of September 30, 2013 (1)	Delinquency rate
			September 30, 2013	December 31, 2012	September 30, 2012
By State:
California	7%	4%	4.72%	7.25%	8.04%
Texas	7%	3%	5.68%	6.86%	6.91%
New York	7%	8%	11.81%	11.85%	11.27%
Florida	6%	22%	21.13%	26.24%	27.06%
Illinois	5%	7%	10.81%	14.29%	14.84%
New Jersey	4%	8%	17.66%	19.44%	18.98%
Pennsylvania	4%	3%	9.91%	11.23%	11.15%
Georgia	4%	3%	9.24%	11.88%	12.34%
North Carolina	4%	3%	8.06%	9.99%	10.26%
Ohio	4%	2%	7.09%	8.03%	8.14%

(1)	Total reserves were $1,587 million as of September 30, 2013.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2013:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in- force	Percent of total
Policy Year
2002 and prior	7.30%	3.5%	$2,223	2.0%	$590	2.2%
2003	5.68%	3.7	3,385	3.1	718	2.7
2004	5.77%	4.7	3,212	3.0	757	2.8
2005	5.76%	12.6	6,154	5.7	1,620	6.1
2006	6.06%	18.1	8,846	8.1	2,231	8.4
2007	6.01%	37.6	20,342	18.7	5,139	19.3
2008	5.52%	18.4	18,487	17.0	4,648	17.4
2009	5.00%	0.6	3,622	3.3	784	3.0
2010	4.68%	0.4	4,732	4.3	1,083	4.1
2011	4.46%	0.3	6,338	5.8	1,527	5.7
2012	3.75%	0.1	14,478	13.3	3,465	13.0
2013	3.79%	—	17,159	15.7	4,088	15.3

Total portfolio	5.24%	100.0%	$108,978	100.0%	$26,650	100.0%

(1)	Total reserves were $1,587 million as of September 30, 2013.

Corporate and Other Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Other Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net operating income (loss):
International Protection segment	$4	$8	$(4)	(50)%	$11	$16	$(5)	(31)%
Runoff segment	25	9	16	178%	47	38	9	24%
Corporate and Other activities	(108)	(49)	(59)	(120)%	(221)	(144)	(77)	(53)%

Total net operating loss	(79)	(32)	(47)	(147)%	(163)	(90)	(73)	(81)%
Adjustments to net operating loss:
Net investment gains (losses), net of taxes and other adjustments	(11)	—	(11)	NM (1)	(32)	(8)	(24)	NM (1)
Income (loss) from discontinued operations, net of taxes	2	12	(10)	(83)%	(12)	51	(63)	(124)%
Goodwill impairment, net of taxes	—	(86)	86	100%	—	(86)	86	100%
Expenses from restructuring, net of taxes	—	—	—	NM (1)	(3)	—	(3)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	$(88)	$(106)	$18	17%	$(210)	$(133)	$(77)	(58)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Protection segment

Segment results of operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$159	$164	$(5)	(3)%
Net investment income	26	32	(6)	(19)%
Net investment gains (losses)	1	1	—	—%
Insurance and investment product fees and other	1	1	—	—%

Total revenues	187	198	(11)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	40	30	10	33%
Acquisition and operating expenses, net of deferrals	106	117	(11)	(9)%
Amortization of deferred acquisition costs and intangibles	25	27	(2)	(7)%
Goodwill impairment	—	89	(89)	(100)%
Interest expense	9	11	(2)	(18)%

Total benefits and expenses	180	274	(94)	(34)%

Income from continuing operations before income taxes	7	(76)	83	109%
Provision for income taxes	3	1	2	200%

Income from continuing operations	4	(77)	81	105%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	(1)	1	100%
Goodwill impairment, net of taxes	—	86	(86)	(100)%

Net operating income	$4	$8	$(4)	(50)%

Net operating income

Net operating income decreased as a result of an increase in reserves driven by lower favorable claim reserve adjustments, investment income and premiums driven principally by continued reduced levels of consumer lending in Europe, partially offset by lower commissions and operating expenses in the current year. The three months ended September 30, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premiums from our runoff clients and lower volume driven by continued reduced levels of consumer lending in Europe in the current year. The three months ended September 30, 2013 included an increase of $8 million attributable to changes in foreign exchange rates.

Net investment income decreased mainly due to lower average invested assets as a result of dividends paid to the holding company and lower reinvestment yields and from reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a lower gain position in the current year. The three months ended September 30, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by lower favorable claim reserve adjustments in the current year. The three months ended September 30, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative in the current year. The three months ended September 30, 2013 included an increase of $4 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year. The three months ended September 30, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

The goodwill impairment charge recorded during the third quarter of 2012 wrote off the entire goodwill balance for our lifestyle protection insurance business.

Interest expense decreased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year. The three months ended September 30, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 42.9% for the three months ended September 30, 2013 from (1.3)% for the three months ended September 30, 2012 primarily attributable to a non-deductible goodwill impairment in the prior year, partially offset by changes in lower taxed foreign income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$478	$517	$(39)	(8)%
Net investment income	90	104	(14)	(13)%
Net investment gains (losses)	23	3	20	NM (1)
Insurance and investment product fees and other	3	3	—	—%

Total revenues	594	627	(33)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	120	112	8	7%
Acquisition and operating expenses, net of deferrals	326	370	(44)	(12)%
Amortization of deferred acquisition costs and intangibles	79	85	(6)	(7)%
Goodwill impairment	—	89	(89)	(100)%
Interest expense	34	36	(2)	(6)%

Total benefits and expenses	559	692	(133)	(19)%

Income from continuing operations before income taxes	35	(65)	100	154%
Provision for income taxes	12	3	9	NM (1)

Income from continuing operations	23	(68)	91	134%
Adjustments to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(15)	(2)	(13)	NM (1)
Goodwill impairment, net of taxes	—	86	(86)	(100)%
Expenses related to restructuring, net of taxes	3	—	3	NM (1)

Net operating income	$11	$16	$(5)	(31)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased as a result of lower premiums and net investment income, partially offset by lower operating expenses in the current year. The nine months ended September 30, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily due to lower premiums from our runoff clients and lower premium volume driven by continued reduced levels of consumer lending in Europe in the current year. The nine months ended September 30, 2013 included an increase of $11 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to lower average invested assets as a result of dividends paid to the holding company and lower reinvestment yields and from reinsurance arrangements accounted for under the deposit method as certain of these arrangements were in a lower gain position in the current year. The nine months ended September 30, 2013 included an increase of $2 million attributable to changes in foreign exchange rates.

Net investment gains increased mainly due to higher gains from the sale of investments from portfolio repositioning activities in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by lower favorable claim reserve adjustments, partially offset by lower paid claims from a decrease in new claim registrations in the current year. The nine months ended September 30, 2013 included an increase of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative. These decreases were partially offset by a restructuring charge of $4 million in the current year. The nine months ended September 30, 2013 included an increase of $6 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased primarily as a result of lower premium volume in the current year. The nine months ended September 30, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

The goodwill impairment charge recorded during the third quarter of 2012 wrote off the entire goodwill balance for our lifestyle protection insurance business.

Interest expense decreased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year. The nine months ended September 30, 2013 included an increase of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 34.3% for the nine months ended September 30, 2013 from (4.6)% for the nine months ended September 30, 2012. This increase in the effective tax rate was primarily attributable to a non-deductible goodwill impairment in the prior year, partially offset by changes in lower taxed foreign income.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Net Premiums Written:
Northern Europe	$113	$107	$6	6%	$325	$322	$3	1%
Southern Europe	71	70	1	1%	223	244	(21)	(9)%
Structured Deals	37	31	6	19%	114	90	24	27%
New Markets	9	7	2	29%	44	20	24	120%

Pre-deposit accounting basis	230	215	15	7%	706	676	30	4%

Deposit accounting adjustments	76	67	9	13%	250	207	43	21%

Total	$154	$148	$6	4%	$456	$469	$(13)	(3)%

Loss ratio	25%	18%	7%		25%	22%	3%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

For the three months ended September 30, 2013, net premiums written increased due to improved consumer lending in certain regions and from sales growth in some countries in the current year. The three months ended September 30, 2013 included an increase of $7 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2013, net premiums written declined primarily due to lower premiums from our runoff clients and from reduced levels of consumer lending as a result of deteriorating economic conditions in certain regions, partially offset by sales growth in some countries in the current year. The nine months ended September 30, 2013 included an increase of $10 million attributable to changes in foreign exchange rates.

For the three months ended September 30, 2013, the loss ratio increased mainly driven by higher losses from lower favorable claim reserve adjustments in the current year. For the nine months ended September 30, 2013, the loss ratio increased mainly driven by a decrease in premiums from our runoff clients and lower premium volume driven by reduced levels of consumer lending in Europe in the current year.

Runoff segment

Segment results of operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$1	$1	$—	—%
Net investment income	33	34	(1)	(3)%
Net investment gains (losses)	(14)	5	(19)	NM (1)
Insurance and investment product fees and other	53	52	1	2%

Total revenues	73	92	(19)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	9	9	—	—%
Interest credited	28	33	(5)	(15)%
Acquisition and operating expenses, net of deferrals	18	18	—	—%
Amortization of deferred acquisition costs and intangibles	2	18	(16)	(89)%

Total benefits and expenses	57	78	(21)	(27)%

Income from continuing operations before income taxes	16	14	2	14%
Provision (benefit) for income taxes	(5)	3	(8)	NM (1)

Income from continuing operations	21	11	10	91%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	4	(2)	6	NM (1)

Net operating income	$25	$9	$16	178%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income increased primarily related to our variable annuity products largely driven by a $6 million unfavorable unlocking in the prior year primarily related to our annual review of assumptions and favorable tax benefits in the current year.

Revenues

We had net investment losses in the current year compared to net investment gains in the prior year. Net investment losses in the current year were principally from derivative losses and net losses from the sale of investment securities, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs. Net investment gains in the prior year were largely related to gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by derivative losses.

Benefits and expenses

Interest credited decreased largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in outstanding liabilities of $1.1 billion in the current year.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products mostly from a $7 million favorable unlocking related to our annual review of assumptions in the current year compared to a $10 million unfavorable unlocking in the prior year. The decrease was also attributable to lower net investment gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to (31.3)% for the three months ended September 30, 2013 from 21.4% for the three months ended September 30, 2012. The decrease in the effective tax rate was primarily attributable to the effect of pre-tax results on tax favored investment benefits, partially offset by a valuation allowance on foreign tax credit carryforwards in the current year.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Premiums	$4	$4	$—	—%
Net investment income	101	108	(7)	(6)%
Net investment gains (losses)	(82)	22	(104)	NM (1)
Insurance and investment product fees and other	162	155	7	5%

Total revenues	185	289	(104)	(36)%

Benefits and expenses:
Benefits and other changes in policy reserves	23	24	(1)	(4)%
Interest credited	89	100	(11)	(11)%
Acquisition and operating expenses, net of deferrals	60	58	2	3%
Amortization of deferred acquisition costs and intangibles	(3)	31	(34)	(110)%
Interest expense	1	1	—	—%

Total benefits and expenses	170	214	(44)	(21)%

Income from continuing operations before income taxes	15	75	(60)	(80)%
Provision (benefit) for income taxes	(2)	23	(25)	(109)%

Income from continuing operations	17	52	(35)	(67)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	30	(14)	44	NM (1)

Net operating income	$47	$38	$9	24%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income increased primarily related to the recapture of a reinsurance agreement related to our corporate-owned life insurance products. The increase was also related to our variable annuity products from an unfavorable unlocking of $6 million in the prior year primarily related to our annual review of assumptions and favorable tax benefits in the current year.

Revenues

Net investment income decreased primarily from lower average invested assets in the current year.

We had net investment losses in the current year compared to net investment gains in the prior year. Net investment losses in the current year were principally from derivative losses and net losses from the sale of investment securities, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs. Net investment gains in the prior year were largely related to gains on embedded derivatives associated with our variable annuity products with GMWBs and net gains from the sale of investment securities, partially offset by derivative losses and impairments.

Insurance and investment product fees and other increased mainly attributable to the recapture of a reinsurance agreement related to our corporate-owned life insurance products in the current year, partially offset by lower average account values from outflows of our variable annuity products in the current year.

Benefits and expenses

Interest credited decreased largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in outstanding liabilities of $1.1 billion in the current year.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products largely from $9 million of favorable unlockings primarily related to our annual review of assumptions in the current year compared to $5 million of unfavorable unlockings in the prior year, partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to (13.3)% for the nine months ended September 30, 2013 from 30.7% for the nine months ended September 30, 2012. The decrease in the effective tax rate was primarily related to the effect of pre-tax results on tax favored investment benefits, partially offset by changes in uncertain tax positions.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Variable Annuities - Income Distribution Series (1)
Account value, beginning of period	$5,983	$6,229	$6,141	$6,265
Deposits	19	17	57	63
Surrenders, benefits and product charges	(186)	(184)	(542)	(526)

Net flows	(167)	(167)	(485)	(463)
Interest credited and investment performance	228	199	388	459

Account value, end of period	$6,044	$6,261	$6,044	$6,261

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,601	$1,703	$1,662	$1,766
Deposits	4	4	9	10
Surrenders, benefits and product charges	(67)	(72)	(228)	(242)

Net flows	(63)	(68)	(219)	(232)
Interest credited and investment performance	82	80	177	181

Account value, net of reinsurance, end of period	$1,620	$1,715	$1,620	$1,715

Variable Life Insurance
Account value, beginning of period	$293	$293	$292	$284
Deposits	2	2	6	7
Surrenders, benefits and product charges	(10)	(12)	(30)	(30)

Net flows	(8)	(10)	(24)	(23)
Interest credited and investment performance	17	11	34	33

Account value, end of period	$302	$294	$302	$294

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities - Income Distribution Series

Account value related to our income distribution series products increased mainly attributable to favorable equity market performance during 2013 and interest credited outpacing surrenders. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the increase in account value was primarily the result of favorable equity market performance during the third quarter of 2013 outpacing surrenders. For the nine months ended September 30, 2013, surrenders outpaced favorable equity market performance and interest credited. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
GICs, FABNs and Funding Agreements
Account value, beginning of period	$1,077	$2,221	$2,153	$2,623
Deposits	—	84	—	84
Surrenders and benefits	(43)	(26)	(1,110)	(466)

Net flows	(43)	58	(1,110)	(382)
Interest credited	2	17	24	56
Foreign currency translation	—	1	(31)	—

Account value, end of period	$1,036	$2,297	$1,036	$2,297

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities. Deposits during the three and nine months ended September 30, 2012 related to our participation in the Federal Home Loan Bank program. We consider the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Net investment income	$(6)	$3	$(9)	NM (1)
Net investment gains (losses)	(11)	(4)	(7)	(175)%
Insurance and investment product fees and other	2	35	(33)	(94)%

Total revenues	(15)	34	(49)	(144)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	38	36	2	6%
Amortization of deferred acquisition costs and intangibles	1	3	(2)	(67)%
Interest expense	81	82	(1)	(1)%

Total benefits and expenses	120	121	(1)	(1)%

Loss from continuing operations before income taxes	(135)	(87)	(48)	(55)%
Benefit for income taxes	(20)	(35)	15	43%

Loss from continuing operations	(115)	(52)	(63)	(121)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	7	3	4	133%

Net operating loss	$(108)	$(49)	$(59)	(120)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

We reported a higher net operating loss in the current year primarily attributable to additional expenses related to a debt redemption and lower tax benefits mainly from a correction of non-deductible stock compensation expense, as well as lower investment income in the current year.

Revenues

Net investment income decreased primarily from the sale of our reverse mortgage business on April 1, 2013 and lower average invested assets in the current year.

We had higher net investment losses in the current year primarily attributable to losses from the sale of investment securities related to portfolio repositioning in the current year compared to gains in the prior year, partially offset by lower impairments and derivative losses.

Insurance and investment product fees and other decreased attributable to the sale of our reverse mortgage business on April 1, 2013.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily attributable to $30 million of make-whole expenses paid related to the debt redemption in the third quarter of 2013 and higher net expenses after allocations to our operating segments in the current year. These increases were partially offset by a decrease of $40 million as a result of the sale of our reverse mortgage business on April 1, 2013.

The decrease in the income tax benefit was mainly attributable to an adjustment in the current year of $20 million, including $18 million from a correction of prior periods, related to non-deductible stock compensation expense resulting from cancellations and additional tax expense required to offset tax benefits reported by the business segments.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2013	2012	2013 vs. 2012
Revenues:
Net investment income	$(1)	$19	$(20)	(105)%
Net investment gains (losses)	(26)	(36)	10	28%
Insurance and investment product fees and other	44	80	(36)	(45)%

Total revenues	17	63	(46)	(73)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	95	97	(2)	(2)%
Amortization of deferred acquisition costs and intangibles	8	9	(1)	(11)%
Interest expense	238	228	10	4%

Total benefits and expenses	341	334	7	2%

Loss from continuing operations before income taxes	(324)	(271)	(53)	(20)%
Benefit for income taxes	(86)	(103)	17	17%

Loss from continuing operations	(238)	(168)	(70)	(42)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	17	24	(7)	(29)%

Net operating loss	$(221)	$(144)	$(77)	(53)%

Net operating loss

We reported a higher net operating loss in the current year primarily attributable to additional expenses related to a debt redemption and lower tax benefits in the current year mainly from a correction of non-deductible stock compensation expense. Lower investment income and higher interest expense also contributed to the higher net operating loss in the current year.

Revenues

Net investment income decreased primarily from the sale of our reverse mortgage business on April 1, 2013, as well as from lower average invested assets and lower gains of $3 million related to limited partnerships in the current year.

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

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased primarily attributable to $30 million of make-whole expenses paid related to the debt redemption in the third quarter of 2013 and higher net expenses after allocations to our operating segments in the current year. These increases were partially offset by a decrease of $45 million as a result of the sale of our reverse mortgage business on April 1, 2013.

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

The decrease in the income tax benefit was mainly attributable to an adjustment in the current year of $20 million, including $13 million from a correction of prior years, related to non-deductible stock compensation expense resulting from cancellations and additional tax expense required to offset tax benefits reported by the business segments.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
(Amounts in millions)	2013		2012		2013 vs. 2012
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$651	4.8%	$659	(0.1)%	$(8)
Fixed maturity securities—non-taxable	4.2%	3	2.4%	2	1.8%	1
Commercial mortgage loans	5.5%	81	5.9%	87	(0.4)%	(6)
Restricted commercial mortgage loans related to securitization entities	10.5%	8	8.6%	8	1.9%	—
Equity securities	3.2%	3	3.5%	4	(0.3)%	(1)
Other invested assets (1)	26.4%	41	15.1%	48	11.3%	(7)
Restricted other invested assets related to securitization entities	—%	—	0.2%	—	(0.2)%	—
Policy loans	7.9%	33	7.6%	31	0.3%	2
Cash, cash equivalents and short-term investments	0.4%	4	0.8%	8	(0.4)%	(4)

Gross investment income before expenses and fees	4.8%	824	4.9%	847	(0.1)%	(23)
Expenses and fees	(0.1)%	(23)	(0.2)%	(22)	0.1%	(1)

Net investment income	4.7%	$801	4.7%	$825	—%	$(24)

Average invested assets and cash		$68,616		$69,616		$(1,000)

(1)	Included in other invested assets was $17 million and $19 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the three months ended September 30, 2013 and 2012, respectively.

	Nine months ended September 30,				Increase (decrease)
	2013		2012		2013 vs. 2012
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.8%	$1,979	4.8%	$1,988	—%	$(9)
Fixed maturity securities—non-taxable	3.2%	7	3.0%	9	0.2%	(2)
Commercial mortgage loans	5.6%	244	5.7%	256	(0.1)%	(12)
Restricted commercial mortgage loans related to securitization entities	9.3%	22	8.3%	24	1.0%	(2)
Equity securities	4.1%	13	4.4%	14	(0.3)%	(1)
Other invested assets (1)	21.3%	128	15.5%	157	5.8%	(29)
Policy loans	7.9%	97	7.8%	93	0.1%	4
Cash, cash equivalents and short-term investments	0.5%	16	0.9%	28	(0.4)%	(12)

Gross investment income before expenses and fees	4.8%	2,506	4.9%	2,569	(0.1)%	(63)
Expenses and fees	(0.1)%	(70)	(0.1)%	(66)	—%	(4)

Net investment income	4.7%	$2,436	4.8%	$2,503	(0.1)%	$(67)

Average invested assets and cash		$69,022		$69,709		$(687)

(1)	Included in other invested assets was $60 million and $66 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the nine months ended September 30, 2013 and 2012, respectively.

Yields are based on net investment income as reported under U.S. GAAP and are consistent with how the company measures its investment performance for management purposes. Yields are annualized, for interim periods, and are calculated as net investment income as a percentage of average quarterly asset carrying values except for fixed maturity and equity securities, derivatives and derivative counterparty collateral, which exclude unrealized fair value adjustments and securities lending activity, which is included in other invested assets and is calculated net of the corresponding securities lending liability.

For the three months ended September 30, 2013, annualized weighted-average investment yields were flat primarily attributable to higher average invested assets in longer duration products and $6 million of higher gains related to limited partnerships were offset by lower reinvestment yields.

For the nine months ended September 30, 2013, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields and $16 million of lower gains related to limited partnerships, partially offset by higher average invested assets in longer duration products. Net investment income for the nine months ended September 30, 2013 also included $16 million of higher bond calls and prepayments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Available-for-sale securities:
Realized gains	$26	$28	$144	$112
Realized losses	(38)	(14)	(151)	(79)

Net realized gains (losses) on available-for-sale securities	(12)	14	(7)	33

Impairments:
Total other-than-temporary impairments	(3)	(26)	(17)	(84)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	(2)	(3)	(5)	(1)

Net other-than-temporary impairments	(5)	(29)	(22)	(85)

Trading securities	(6)	14	(15)	21
Commercial mortgage loans	1	2	5	7
Net gains (losses) related to securitization entities	21	18	43	48
Derivative instruments	(19)	(2)	(63)	(4)
Contingent consideration adjustment	—	(8)	—	(7)
Other	(3)	—	(4)	—

Net investment gains (losses)	$(23)	$9	$(63)	$13

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

•	We recorded $5 million of net other-than-temporary impairments during the three months ended September 30, 2013 compared to $29 million during the three months ended September 30, 2012. Of total impairments during the three months ended September 30, 2013 and 2012, $3 million and $25 million, respectively, related to structured securities, including $1 million and $8 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The three months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities.

•	Net investment losses related to derivatives of $19 million during the three months ended September 30, 2013 were primarily associated with GMWB losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments. In addition, there were losses related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield. Net investment losses related to derivatives of $2 million during the three months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk. These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield.

•	We recorded $12 million of net losses related to the sale of available-for-sale securities during the three months ended September 30, 2013 compared to $14 million of net gains during the three months ended September 30, 2012. We recorded $6 million of losses related to trading securities during the three months ended September 30, 2013 compared to $14 million of gains during the three months ended September 30, 2012 due to lower unrealized gains resulting from changes in the long-term interest rate environment. We also recorded $3 million of net losses related to limited partnerships during the three months ended September 30, 2013. We recorded $8 million of contingent consideration adjustments during the three months ended September 30, 2012 related to the sale of GFIS in April 2012. We also recorded $3 million of higher net gains related to securitization entities during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily associated with derivatives.

•	The aggregate fair value of securities sold at a loss during the three months ended September 30, 2013 and 2012 was $407 million from the sale of 128 securities and $228 million from the sale of 50 securities, respectively, which was approximately 93% and 96%, respectively, of book value. The loss on sales of securities during the three months ended September 30, 2013 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the third quarter of 2013 included one mortgage-backed security that was sold for a total loss of $7 million related to portfolio repositioning activities. The securities sold at a loss in the third quarter of 2012 included one foreign corporate security that was sold for a total loss of $2 million related to portfolio repositioning activities.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

•	We recorded $22 million of net other-than-temporary impairments during the nine months ended September 30, 2013 compared to $85 million during the nine months ended September 30, 2012. Of total impairments during the nine months ended September 30, 2013 and 2012, $12 million and $63 million, respectively, related to structured securities, including $5 million and $30 million, respectively, related to credit deterioration on sub-prime and Alt-A residential mortgage-backed and asset-backed securities. The nine months ended September 30, 2012 also included $10 million of impairments of sub-prime and Alt-A residential mortgage-backed and asset-backed securities related to our intent to sell certain securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the nine months ended September 30, 2013. Impairments related to corporate securities were $15 million during the nine months ended September 30, 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

•

Net investment losses related to derivatives of $63 million during the nine months ended September 30, 2013 were primarily associated with GMWB losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments, decreases in the values of instruments used to protect statutory surplus from declines in equity markets and policyholder funds underperforming as compared to market indices. In addition, there were losses related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield, as well as gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. Net investment losses related to derivatives of $4 million during the nine months ended September 30, 2012 were primarily associated with embedded derivatives related to variable annuity products with GMWB riders and foreign currency risk. The GMWB losses were primarily due to the policyholder funds underperforming as compared to market indices and market losses resulting from volatility. Additionally, there were losses associated with derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries and to mitigate foreign subsidiary macroeconomic risk.

These losses were partially offset by gains from the narrowing of credit spreads associated with credit default swaps where we sold protection to improve diversification and portfolio yield.

•	We recorded $7 million of net losses related to the sale of available-for-sale securities during the nine months ended September 30, 2013 compared to $33 million of net gains during the nine months ended September 30, 2012. We recorded $15 million of losses related to trading securities during the nine months ended September 30, 2013 compared to $21 million of gains during the nine months ended September 30, 2012 due to lower unrealized gains offsetting losses on sales of securities. We recorded $5 million of lower net gains related to securitization entities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of losses related to trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives. We also recorded $3 million of net losses related to limited partnerships during the nine months ended September 30, 2013. We recorded $7 million of contingent consideration adjustments during the nine months ended September 30, 2012 related to the sale of GFIS in April 2012.

•	The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2013 and 2012 was $1,293 million from the sale of 308 securities and $911 million from the sale of 193 securities, respectively, which was approximately 90% and 93%, respectively, of book value. The loss on sales of securities during the nine months ended September 30, 2013 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the nine months ended September 30, 2013 included three mortgage-backed securities sold for a total loss of $19 million, one asset-backed security sold for a total loss of $3 million and one corporate security sold for a total loss of $3 million in the first quarter of 2013, three asset-backed securities that were sold for a total loss of $10 million and one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2013 and one mortgage-backed security that was sold for a total loss of $7 million in the third quarter of 2013 related to portfolio repositioning activities. The securities sold at a loss during the nine months ended September 30, 2012 included one corporate security sold for a total loss of $8 million and one municipal bond sold for a total loss of $4 million in the first quarter of 2012, three foreign bonds sold for a total loss of $5 million in the second quarter of 2012 and one foreign corporate security that was sold for a total loss of $2 million in the third quarter of 2012 related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,127	62%	$47,763	61%
Private	13,959	19	14,398	18
Commercial mortgage loans	5,858	8	5,872	8
Other invested assets	1,826	2	3,493	4
Policy loans	1,668	2	1,601	2
Restricted other invested assets related to securitization entities	392	1	393	1
Equity securities, available-for-sale	379	1	518	1
Restricted commercial mortgage loans related to securitization entities	290	—	341	—
Cash and cash equivalents	3,554	5	3,632	5

Total cash, cash equivalents and invested assets	$73,053	100%	$78,011	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2013, approximately 10% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2013, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,007	$495	$—	$(177)	$—	$5,325
Tax-exempt (1)	287	7	—	(31)	—	263
Government—non-U.S. (2)	2,119	124	—	(11)	—	2,232
U.S. corporate (2), (3)	23,249	1,872	18	(357)	—	24,782
Corporate—non-U.S. (2)	14,703	751	—	(178)	—	15,276
Residential mortgage-backed (4)	5,145	321	8	(65)	(12)	5,397
Commercial mortgage-backed	2,762	90	1	(60)	(3)	2,790
Other asset-backed (4)	3,047	33	—	(57)	(2)	3,021

Total fixed maturity securities	56,319	3,693	27	(936)	(17)	59,086
Equity securities	366	29	—	(16)	—	379

Total available-for-sale securities	$56,685	$3,722	$27	$(952)	$(17)	$59,465

(1)	Fair value included municipal bonds of $185 million related to special revenue bonds, $73 million related to general obligation bonds and $5 million related to other municipal bonds.
(2)	Fair value included $607 million of European periphery exposure.
(3)	Fair value included municipal bonds of $1,048 million related to special revenue bonds and $430 million related to general obligation bonds.
(4)	Fair value included $145 million collateralized by sub-prime residential mortgage loans and $106 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities decreased $3.1 billion principally from lower net unrealized gains attributable to the change in interest rates in the current year. Amortized cost increased slightly as purchases exceeded sales and maturities, partially offset by the weakening of foreign currencies, particularly in Australia and Canada, against the U.S. dollar in the current year.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $40 million and $31 million as of September 30, 2013 and December 31, 2012, respectively.

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

	September 30, 2013
(Amounts in millions)	Sovereign debt	Non-financial	Financial—hybrids	Financial—non-hybrids	Total
Ireland	$1	$210	$—	$24	$235
Spain	—	129	25	53	207
Italy	8	141	—	1	150
Portugal	—	15	—	—	15

Total	$9	$495	$25	$78	$607

	December 31, 2012
(Amounts in millions)	Sovereign debt	Non-financial	Financial—hybrids	Financial—non-hybrids	Total
Spain	$—	$134	$22	$59	$215
Ireland	3	190	—	25	218
Italy	3	167	—	1	171
Portugal	—	17	—	—	17
Greece	—	1	—	—	1

Total	$6	$509	$22	$85	$622

During the nine months ended September 30, 2013, we reduced our exposure to the peripheral European countries by $15 million to $607 million with unrealized gains of $11 million. Our exposure as of September 30, 2013 was diversified with direct exposure to local economies of $234 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $80 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $293 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2013
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,000	517	42%	$—	—
2005	1,056	262	55%	—	—
2006	987	247	63%	30	6
2007	886	158	70%	—	—
2008	254	55	69%	9	2
2009	—	—	—%	—	—
2010	95	17	54%	—	—
2011	275	54	58%	—	—
2012	677	97	64%	—	—
2013	663	99	67%	—	—

Total	$5,893	1,506	59%	$39	8

(1)	Represents weighted-average loan-to-value as of September 30, 2013.

	December 31, 2012
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$1,285	614	47%	$4	1
2005	1,185	282	59%	2	1
2006	1,129	261	67%	—	—
2007	986	164	75%	66	1
2008	260	56	71%	3	1
2009	—	—	—%	—	—
2010	98	17	58%	—	—
2011	281	54	63%	—	—
2012	688	97	66%	—	—

Total	$5,912	1,545	62%	$75	4

(1)	Represents weighted-average loan-to-value as of December 31, 2012.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Allowance for credit losses:
Beginning balance	$38	$46	$42	$51
Charge-offs	(1)	(3)	(3)	(4)
Recoveries	—	—	—	—
Provision	(1)	1	(3)	(3)

Ending balance	$36	$44	$36	$44

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$36	$44	$36	$44

Recorded investment:
Ending balance	$5,893	$5,903	$5,893	$5,903

Ending balance of individually impaired loans	$2	$8	$2	$8

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,891	$5,895	$5,891	$5,895

Restricted commercial mortgage loans related to securitization entities

See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2013		December 31, 2012
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$527	29%	$1,149	33%
Limited partnerships	297	16	339	10
Trading securities	278	15	556	16
Derivatives counterparty collateral	272	15	840	24
Short-term investments	213	12	265	8
Securities lending collateral	154	8	187	5
Other investments	85	5	157	4

Total other invested assets	$1,826	100%	$3,493	100%

Our investments in derivatives and derivatives counterparty collateral decreased primarily attributable to changes in the long-term interest rate environment in the current year. There was also a decrease in trading securities due to sales and changes in the long-term interest rate environment in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2012	Additions	Maturities/ terminations	September 30, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$10,146	$9,614	$(5,646)	$14,114
Inflation indexed swaps	Notional	554	9	(2)	561
Foreign currency swaps	Notional	183	102	(250)	35
Forward bond purchase commitments	Notional	456	—	(135)	321

Total cash flow hedges		11,339	9,725	(6,033)	15,031

Fair value hedges:
Interest rate swaps	Notional	723	—	(717)	6
Foreign currency swaps	Notional	85	—	(85)	—

Total fair value hedges		808	—	(802)	6

Total derivatives designated as hedges		12,147	9,725	(6,835)	15,037

Derivatives not designated as hedges
Interest rate swaps	Notional	6,331	961	(2,471)	4,821
Interest rate swaps related to securitization entities	Notional	104	—	(9)	95
Credit default swaps	Notional	932	68	(293)	707
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	936	912	(1,055)	793
Financial futures	Notional	1,692	3,851	(4,301)	1,242
Equity return swaps	Notional	186	128	(214)	100
Other foreign currency contracts	Notional	—	628	(177)	451

Total derivatives not designated as hedges		10,493	6,548	(8,520)	8,521

Total derivatives		$22,640	$16,273	$(15,355)	$23,558

(Number of policies)	Measurement	December 31, 2012	Additions	Maturities/ terminations	September 30, 2013
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	45,027	—	(2,186)	42,841
Fixed index annuity embedded derivatives	Policies	2,013	3,077	(55)	5,035

The increase in the notional value of derivatives was primarily attributable to a $4.0 billion notional increase in qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products. The increase was partially offset by a $1.4 billion notional decrease in interest rate swaps and financial futures associated with our institutional products, a $0.7 billion notional decrease related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions and a $0.6 billion notional decrease related to hedges of the GMWB liability on our variable annuity products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity embedded derivatives increased as a result of product sales.

Consolidated Balance Sheets

Total assets. Total assets decreased $5.2 billion from $113.3 billion as of December 31, 2012 to $108.1 billion as of September 30, 2013.

•	Cash, cash equivalents and invested assets decreased $5.0 billion primarily from a decrease of $4.9 billion in invested assets. Our fixed maturity securities portfolio decreased $3.1 billion principally from lower net unrealized gains attributable to the change in interest rates in the current year. Amortized cost of our fixed maturity securities portfolio increased slightly as purchases exceeded sales and maturities, partially offset by the weakening of foreign currencies, particularly in Australia and Canada, against the U.S. dollar in the current year. Other invested assets decreased $1.7 billion primarily driven by a decrease in derivatives largely attributable to changes in the long-term interest rate environment, as well as trading securities from sales and changes in the long-term interest rate environment in the current year.

Total liabilities. Total liabilities decreased $3.2 billion from $95.5 billion as of December 31, 2012 to $92.3 billion as of September 30, 2013.

•	Our policyholder-related liabilities decreased $1.3 billion primarily as a result of scheduled maturities in our institutional products and higher benefit payments in our annuity products. Our U.S. mortgage insurance business decreased due to lower delinquencies and higher paid claims in the current year. Our international mortgage insurance business decreased mainly related to lower unearned premiums from changes in foreign exchange rates in the current year. These decreases were partially offset by an increase in our long-term care insurance business from growth of our in-force block and higher claims in the current year.

•	Other liabilities decreased $632 million mainly related to a decrease in derivatives and derivative counterparty collateral largely attributable to changes in the long-term interest rate environment.

•	Our deferred tax liability decreased $1.2 billion primarily from a decrease in unrealized net investment gains in the current year.

Total stockholders’ equity. Total stockholders’ equity decreased $2.0 billion from $17.8 billion as of December 31, 2012 to $15.8 billion as of September 30, 2013.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $352 million in the current year.

•	Accumulated other comprehensive income (loss) decreased $2.3 billion predominately attributable to lower net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment. Foreign currency translation also decreased as the U.S. dollar strengthened during the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2013	2012
Net cash from operating activities	$1,093	$427
Net cash from investing activities	(287)	(530)
Net cash from financing activities	(811)	(663)

Net decrease in cash before foreign exchange effect	$(5)	$(766)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had higher net cash inflows from operating activities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of higher tax settlements in the prior year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had lower net cash outflows from investing activities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 from higher proceeds from maturities and repayments of fixed maturity securities and net cash received from the sale of our wealth management business in the current year, partially offset by lower cash inflows from other invested assets in the current year compared to the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had higher net cash outflows from financing activities during the nine months ended September 30, 2013 primarily from higher redemptions of our investment contracts, partially offset by lower redemptions of non-recourse funding obligations in the current year compared to the prior year.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of September 30, 2013 and December 31, 2012, the fair value of securities loaned under our securities lending program in the United States was $161 million and $194 million, respectively. As of September 30, 2013 and December 31, 2012, the fair value of collateral held under our securities lending program in the United States was $154 million and $187 million, respectively, and the offsetting obligation to return collateral of $168 million and $203 million, respectively, was included in other liabilities in our consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of September 30, 2013 and December 31, 2012.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of September 30, 2013 and December 31, 2012, the fair value of securities loaned under our securities lending program in Canada was $270 million and $210 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2013 and December 31, 2012, the fair value of securities pledged under our repurchase program was $1,182 million and $1,616 million, respectively, and the repurchase obligation of $1,196 million and $1,534 million, respectively, was included in other liabilities in our consolidated balance sheets.

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

The primary uses of funds at New Genworth and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to New Genworth) under tax sharing agreements, contributions to subsidiaries, repurchases of debt and equity securities, potentially payments for acquisitions, payment of dividends on New Genworth common stock (to the extent declared by New Genworth’s Board of Directors) and, in the case of Genworth Holdings, loans, dividends or other distributions to New Genworth. We do not have any long-term debt maturities until June 2014, when $485 million of Genworth Holdings’ long-term notes mature. Net proceeds of approximately $360 million from the wealth management sale will be held at Genworth Holdings, and together with cash on hand, will be used to repay the 2014 debt at maturity or before. We may from time to time seek to repurchase or redeem outstanding notes (including the notes maturing in June 2014) for cash in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

Genworth Holdings had $1,164 million and $843 million of cash and cash equivalents as of September 30, 2013 and December 31, 2012, respectively. Included in the balance as of September 30, 2013 was approximately $360 million from the net proceeds of the wealth management sale, which together with cash on hand, will be used to pay off the 2014 debt at maturity or before. Genworth Holdings also held $150 million in U.S. government securities as of September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013, Genworth Holdings received dividends from its subsidiaries of $330 million. During the nine months ended September 30, 2013, Genworth Holdings made cash capital contributions to its subsidiaries of $22 million. On April 1, 2013, immediately prior to the distribution of the U.S. mortgage insurance subsidiaries to New Genworth in connection with the holding company reorganization, Genworth Holdings also contributed $100 million in cash to the U.S. mortgage insurance subsidiaries as part of the Capital Plan for those subsidiaries. Genworth Holdings also contributed the shares of its European mortgage insurance subsidiaries with an estimated value of $230 million to the U.S. mortgage insurance subsidiaries to increase the statutory capital in those companies. During the three months ended June 30, 2013, Genworth Holdings paid $14 million of dividends to New Genworth. During the three months ended June 30, 2013, New Genworth made cash capital contributions to its subsidiaries of $10 million.

As part of the Capital Plan for the U.S. mortgage insurance subsidiaries, Genworth Holdings agreed to provide $100 million to GEMICO in the future in the event that certain adverse events occur. In addition, Genworth Holdings also agreed to guarantee the receipt by GEMICO of up to $150 million of intercompany payments in the normal course from our subsidiaries by June 30, 2017. As of September 30, 2013, the amount outstanding under this guarantee was $108 million.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2013, our total cash, cash equivalents and invested assets were $73.1 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2013.

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

During the nine months ended September 30, 2013, Genworth Canada repurchased 3.9 million shares for $102 million through a Normal Course Issuer Bid (“NCIB”) authorized by its board for up to 4.9 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its current level and received $58 million. Purchases of Genworth Canada’s common shares may continue until the earlier of May 2, 2014 and the date on which Genworth Canada has purchased the maximum number of authorized shares under the NCIB.

Capital resources and financing activities

On September 26, 2013, Genworth Holdings entered into a $300 million multicurrency revolving credit facility, which matures in September 2016, with a $100 million sublimit for letters of credit. The proceeds of the loans may be used for working capital and general corporate purposes. The obligations under the credit agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by New Genworth. As of September 30, 2013, there were no amounts outstanding under the credit facility.

During 2013, Genworth Holdings repurchased $15 million aggregate principal amount of the 5.75% senior notes that mature in 2014, plus accrued and unpaid interest. In June 2013, Genworth Holdings repurchased $4 million aggregate principal amount of the 4.95% senior notes that mature in 2015 (the “2015 Notes”), plus accrued and unpaid interest.

In August 2013, Genworth Holdings issued $400 million aggregate principal amount of senior notes, with an interest rate of 4.90% per year payable semi-annually, and maturing in 2023 (“2023 Notes”). The 2023 Notes are Genworth Holdings’ direct, unsecured obligations and will rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. The 2023 Notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by New Genworth. The net proceeds of $395 million from the issuance of the 2023 Notes, together with cash on hand at Genworth Holdings, were used to redeem all $346 million of the remaining outstanding aggregate principal amount of Genworth Holdings’ 2015 Notes, plus accrued and unpaid interest on such notes, and a pre-tax make-whole expense of approximately $30 million.

In the second quarter of 2013, we terminated our $1.0 billion commercial paper program. There was no amount outstanding under the commercial paper program when terminated and none outstanding since February 2009.

If regulatory changes (including those under consideration by the GSEs and NAIC) or other business-related considerations indicate a contribution is required and appropriate, we could provide capital to GEMICO with an asset contribution or a cash contribution through a variety of means, including with available proceeds from the partial IPO of our Australia mortgage insurance business (if we execute that transaction) and proceeds from the issuance of new debt, equity or convertible, exchangeable or other hybrid securities at the New Genworth and/or Genworth Holdings levels and any other options that may be available to us.

We believe existing cash held at Genworth Holdings combined with dividends from subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries and proceeds from borrowings or securities issuances will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We previously managed liquidity at Genworth Holdings to maintain a minimum balance of two times expected annual debt interest payments plus an additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows. With the addition of the revolving credit facility in September 2013, the target changed from two times expected annual debt interest payments to one and half times expected annual debt interest payments plus the additional excess of $350 million. We will evaluate the target level of the excess amount as circumstances warrant. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

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

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our Current Report on Form 8-K filed on May 30, 2013, except as discussed above under “—Capital resources and financing activities.”

Securitization Entities

There were no off-balance sheet securitization transactions during the nine months ended September 30, 2013 or 2012.

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

Credit markets generally showed signs of improvement across most asset classes in the first nine months of 2013. After a period of continued and measured spread tightening through May 2013, market volatility increased in June 2013 and into the third quarter of 2013. However, during the third quarter of 2013, credit spreads tightened in most asset classes. Despite the recent volatility, spreads for most fixed-income products remained at tighter levels than were prevalent at the end of 2012. Additionally, U.S. Treasury yields remained at historically low levels during the first nine months of 2013. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the third quarter of 2013, the U.S. dollar strengthened against currencies in Canada and Australia as compared to the third quarter of 2012. However, currencies in the United Kingdom and the Euro strengthened against the U.S. dollar in the third quarter of 2013 compared to the third quarter of 2012. In the third quarter of 2013, the U.S. dollar weakened against currencies in Canada, Australia and the United Kingdom, as well as the Euro, as compared to the second quarter of 2013. This has generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2013

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed below, there were no material developments during the three months ended September 30, 2013 in any of the legal proceedings identified in Part I, Item 3 of our 2012 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013. In addition, there were no new material legal proceedings initiated during the three months ended September 30, 2013.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants allege breach of contract and breach of the covenant of good faith and fair dealing, and seek a declaratory judgment relating to our subsidiaries’ mortgage insurance claims handling practices in connection with denying, curtailing or rescinding coverage of mortgage insurance. Claimants and our subsidiaries are engaged in settlement negotiations regarding a potential resolution of certain, and potentially all, aspects of the disputes. We currently believe we may be able to resolve this matter for significantly less than $834 million, the previously-disclosed amount of claimed damages in this matter.

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

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2012 Annual Report on Form 10-K, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2013.

Adverse market or other conditions might further delay or impede the planned IPO of our mortgage insurance business in Australia.

On November 3, 2011, we announced our plan to sell up to 40% of our Australian mortgage insurance business through an IPO during 2012. On April 17, 2012, we announced a new timeframe for completing the planned IPO of early 2013 and in November 2012 updated this to the fourth quarter of 2013 or later. Execution of an IPO is subject to market conditions, valuation considerations, including business performance, and regulatory considerations, and we now believe it is more likely that there will be better execution opportunities in 2014 and, therefore, we will not execute the IPO in 2013. There can be no assurance that the IPO can be executed during 2014, on the desired terms, or at all.

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

Item 6.	Exhibits

Number	Description

4	Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on August 8, 2013)

10	Credit Agreement, dated as of September 26, 2013, among Genworth Financial, Inc., as guarantor, Genworth Holdings, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Bank PLC and Bank of America, N.A., as co-syndication agents, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA and UBS Securities LLC, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch Pierce Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on September 27, 2013)

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: November 1, 2013

	By:	/s/ Kelly L. Groh
Kelly L. Groh Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)