Form 10-Q
period 2014-03-31
GENWORTH FINANCIAL INC
filed 2014-04-30
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2014, 496,280,815 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,244	$58,629
Equity securities available-for-sale, at fair value	349	341
Commercial mortgage loans	5,894	5,899
Restricted commercial mortgage loans related to securitization entities	227	233
Policy loans	1,438	1,434
Other invested assets	1,875	1,686
Restricted other invested assets related to securitization entities, at fair value	398	391

Total investments	70,425	68,613
Cash and cash equivalents	4,360	4,214
Accrued investment income	752	678
Deferred acquisition costs	5,177	5,278
Intangible assets	327	399
Goodwill	866	867
Reinsurance recoverable	17,234	17,219
Other assets	691	639
Separate account assets	9,933	10,138

Total assets	$109,765	$108,045

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$34,076	$33,705
Policyholder account balances	25,881	25,528
Liability for policy and contract claims	7,156	7,204
Unearned premiums	4,075	4,107
Other liabilities ($50 other liabilities related to securitization entities)	3,777	4,096
Borrowings related to securitization entities ($79 and $75 at fair value)	239	242
Non-recourse funding obligations	2,030	2,038
Long-term borrowings	5,150	5,161
Deferred tax liability	714	206
Separate account liabilities	9,933	10,138

Total liabilities	93,031	92,425

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 585 million and 583 million shares issued as of March 31, 2014 and December 31, 2013, respectively; 496 million and 495 million shares outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	12,124	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,606	914
Net unrealized gains (losses) on other-than-temporarily impaired securities	18	12

Net unrealized investment gains (losses)	1,624	926

Derivatives qualifying as hedges	1,538	1,319
Foreign currency translation and other adjustments	321	297

Total accumulated other comprehensive income (loss)	3,483	2,542
Retained earnings	2,607	2,423
Treasury stock, at cost (88 million shares as of March 31, 2014 and December 31, 2013)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,515	14,393
Noncontrolling interests	1,219	1,227

Total stockholders’ equity	16,734	15,620

Total liabilities and stockholders’ equity	$109,765	$108,045

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Premiums	$1,307	$1,261
Net investment income	805	814
Net investment gains (losses)	(17)	(61)
Insurance and investment product fees and other	227	289

Total revenues	2,322	2,303

Benefits and expenses:
Benefits and other changes in policy reserves	1,194	1,201
Interest credited	183	184
Acquisition and operating expenses, net of deferrals	378	433
Amortization of deferred acquisition costs and intangibles	134	122
Interest expense	127	126

Total benefits and expenses	2,016	2,066

Income from continuing operations before income taxes	306	237
Provision for income taxes	87	76

Income from continuing operations	219	161
Loss from discontinued operations, net of taxes	—	(20)

Net income	219	141
Less: net income attributable to noncontrolling interests	35	38

Net income available to Genworth Financial, Inc.’s common stockholders	$184	$103

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.37	$0.25

Diluted	$0.37	$0.25

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.37	$0.21

Diluted	$0.37	$0.21

Weighted-average common shares outstanding:
Basic	495.8	492.5

Diluted	502.7	496.8

Supplemental disclosures:
Total other-than-temporary impairments	$(1)	$(12)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(1)	(12)
Other investments gains (losses)	(16)	(49)

Total net investment gains (losses)	$(17)	$(61)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2014	2013
Net income	$219	$141
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	706	(217)
Net unrealized gains (losses) on other-than-temporarily impaired securities	6	26
Derivatives qualifying as hedges	219	(110)
Foreign currency translation and other adjustments	(21)	(104)

Total other comprehensive income (loss)	910	(405)

Total comprehensive income (loss)	1,129	(264)
Less: comprehensive income attributable to noncontrolling interests	4	11

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,125	$(275)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

Comprehensive income (loss):
Net income	—	—	—	184	—	184	35	219
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	692	—	—	692	14	706
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	6	—	—	6	—	6
Derivatives qualifying as hedges	—	—	219	—	—	219	—	219
Foreign currency translation and other adjustments	—	—	24	—	—	24	(45)	(21)

Total comprehensive income (loss)						1,125	4	1,129
Dividends to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Stock-based compensation expense and exercises and other	—	(3)	—	—	—	(3)	1	(2)

Balances as of March 31, 2014	$1	$12,124	$3,483	$2,607	$(2,700)	$15,515	$1,219	$16,734

Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781

Comprehensive income (loss):
Net income	—	—	—	103	—	103	38	141
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(221)	—	—	(221)	4	(217)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	26	—	—	26	—	26
Derivatives qualifying as hedges	—	—	(110)	—	—	(110)	—	(110)
Foreign currency translation and other adjustments	—	—	(73)	—	—	(73)	(31)	(104)

Total comprehensive income (loss)						(275)	11	(264)
Dividends to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Stock-based compensation expense and exercises and other	—	4	—	—	—	4	1	5

Balances as of March 31, 2013	$1	$12,131	$4,824	$1,966	$(2,700)	$16,222	$1,287	$17,509

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$219	$141
Less loss from discontinued operations, net of taxes	—	20
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(28)	(5)
Net investment losses (gains)	17	61
Charges assessed to policyholders	(187)	(202)
Acquisition costs deferred	(119)	(105)
Amortization of deferred acquisition costs and intangibles	134	122
Deferred income taxes	17	(182)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	26	(27)
Stock-based compensation expense	8	9
Change in certain assets and liabilities:
Accrued investment income and other assets	(109)	(42)
Insurance reserves	550	541
Current tax liabilities	(182)	202
Other liabilities and other policy-related balances	(285)	(474)
Cash from operating activities—discontinued operations	—	1

Net cash from operating activities	61	60

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,135	1,212
Commercial mortgage loans	139	212
Restricted commercial mortgage loans related to securitization entities	7	17
Proceeds from sales of investments:
Fixed maturity and equity securities	708	1,310
Purchases and originations of investments:
Fixed maturity and equity securities	(2,172)	(2,069)
Commercial mortgage loans	(132)	(203)
Other invested assets, net	111	(26)
Cash from investing activities—discontinued operations	—	—

Net cash from investing activities	(204)	453

Cash flows from financing activities:
Deposits to universal life and investment contracts	814	445
Withdrawals from universal life and investment contracts	(505)	(678)
Redemption of non-recourse funding obligations	(8)	(4)
Repayment of borrowings related to securitization entities	(7)	(17)
Dividends paid to noncontrolling interests	(13)	(13)
Other, net	(12)	(32)
Cash from financing activities—discontinued operations	—	—

Net cash from financing activities	269	(299)

Effect of exchange rate changes on cash and cash equivalents	20	(48)

Net change in cash and cash equivalents	146	166
Cash and cash equivalents at beginning of period	4,214	3,653

Cash and cash equivalents at end of period	4,360	3,819
Less cash and cash equivalents of discontinued operations at end of period	—	22

Cash and cash equivalents of continuing operations at end of period	$4,360	$3,797

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2013 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Changes

Accounting Pronouncement Recently Adopted

On January 1, 2014, we adopted new accounting guidance on the scope, measurement and disclosure requirements for investment companies. The new guidance clarified the characteristics of an investment company, provided comprehensive guidance for assessing whether an entity is an investment company, required investment companies to measure noncontrolling ownership interest in other investment companies at fair value rather than using the equity method of accounting and required additional disclosures. The adoption of this accounting guidance did not have any impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2014	2013
Weighted-average shares used in basic earnings per common share calculations	495.8	492.5
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	6.9	4.3

Weighted-average shares used in diluted earnings per common share calculations	502.7	496.8

Income from continuing operations:
Income from continuing operations	$219	$161
Less: income from continuing operations attributable to noncontrolling interests	35	38

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$184	$123

Basic per common share	$0.37	$0.25

Diluted per common share	$0.37	$0.25

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$—	$(20)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$(20)

Basic per common share	$—	$(0.04)

Diluted per common share	$—	$(0.04)

Net income:
Income from continuing operations	$219	$161
Loss from discontinued operations, net of taxes	—	(20)

Net income	219	141
Less: net income attributable to noncontrolling interests	35	38

Net income available to Genworth Financial, Inc.’s common stockholders	$184	$103

Basic per common share	$0.37	$0.21

Diluted per common share	$0.37	$0.21

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Fixed maturity securities—taxable	$648	$656
Fixed maturity securities—non-taxable	3	2
Commercial mortgage loans	83	82
Restricted commercial mortgage loans related to securitization entities	4	7
Equity securities	4	4
Other invested assets	50	48
Restricted other invested assets related to securitization entities	1	—
Policy loans	31	32
Cash, cash equivalents and short-term investments	5	7

Gross investment income before expenses and fees	829	838
Expenses and fees	(24)	(24)

Net investment income	$805	$814

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Available-for-sale securities:
Realized gains	$7	$40
Realized losses	(23)	(66)

Net realized gains (losses) on available-for-sale securities	(16)	(26)

Impairments:
Total other-than-temporary impairments	(1)	(12)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(1)	(12)

Trading securities	12	10
Commercial mortgage loans	3	2
Net gains (losses) related to securitization entities	6	7
Derivative instruments (1)	(21)	(42)
Contingent consideration adjustment	—	1
Other	—	(1)

Net investment gains (losses)	$(17)	$(61)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2014 and 2013 was $265 million and $577 million, respectively, which was approximately 92% and 90%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the three months ended March 31:

(Amounts in millions)	2014	2013
Beginning balance	$101	$387
Additions:
Other-than-temporary impairments not previously recognized	—	2
Increases related to other-than-temporary impairments previously recognized	—	4
Reductions:
Securities sold, paid down or disposed	(2)	(142)

Ending balance	$99	$251

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2014	December 31, 2013
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,782	$2,346
Equity securities	35	23
Other invested assets	(4)	(4)

Subtotal	3,813	2,365
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,221)	(869)
Income taxes, net	(901)	(517)

Net unrealized investment gains (losses)	1,691	979
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	67	53

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,624	$926

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2014	2013
Beginning balance	$926	$2,638
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,431	(427)
Adjustment to deferred acquisition costs	(99)	16
Adjustment to present value of future profits	(52)	1
Adjustment to sales inducements	(13)	(3)
Adjustment to benefit reserves	(188)	91
Provision for income taxes	(378)	106

Change in unrealized gains (losses) on investment securities	701	(216)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(6) and $(13)	11	25

Change in net unrealized investment gains (losses)	712	(191)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	14	4

Ending balance	$1,624	$2,443

(d) Fixed Maturity and Equity Securities

As of March 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,819	$533	$—	$(138)	$—	$5,214
Tax-exempt	329	15	—	(27)	—	317
Government—non-U.S.	2,043	121	—	(11)	—	2,153
U.S. corporate	23,897	2,333	21	(191)	—	26,060
Corporate—non-U.S.	14,337	888	—	(84)	—	15,141
Residential mortgage-backed	4,859	278	12	(44)	(3)	5,102
Commercial mortgage-backed	2,812	99	3	(33)	—	2,881
Other asset-backed	3,397	36	—	(57)	—	3,376

Total fixed maturity securities	56,493	4,303	36	(585)	(3)	60,244
Equity securities	315	42	—	(8)	—	349

Total available-for-sale securities	$56,808	$4,345	$36	$(593)	$(3)	$60,593

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$472	$(49)	25	$453	$(89)	15	$925	$(138)	40
Tax-exempt	13	(1)	8	98	(26)	9	111	(27)	17
Government—non-U.S.	364	(10)	39	6	(1)	4	370	(11)	43
U.S. corporate	3,030	(117)	464	677	(74)	82	3,707	(191)	546
Corporate—non-U.S.	1,832	(58)	245	380	(26)	45	2,212	(84)	290
Residential mortgage-backed	756	(27)	98	140	(20)	87	896	(47)	185
Commercial mortgage-backed	506	(20)	62	292	(13)	51	798	(33)	113
Other asset-backed	968	(14)	122	146	(43)	17	1,114	(57)	139

Subtotal, fixed maturity securities	7,941	(296)	1,063	2,192	(292)	310	10,133	(588)	1,373
Equity securities	83	(8)	26	—	—	—	83	(8)	26

Total for securities in an unrealized loss position	$8,024	$(304)	1,089	$2,192	$(292)	310	$10,216	$(596)	1,399

% Below cost—fixed maturity securities:
<20% Below cost	$7,919	$(288)	1,061	$1,997	$(205)	260	$9,916	$(493)	1,321
20%-50% Below cost	22	(8)	2	183	(72)	32	205	(80)	34
>50% Below cost	—	—	—	12	(15)	18	12	(15)	18

Total fixed maturity securities	7,941	(296)	1,063	2,192	(292)	310	10,133	(588)	1,373

% Below cost—equity securities:
<20% Below cost	83	(8)	26	—	—	—	83	(8)	26

Total equity securities	83	(8)	26	—	—	—	83	(8)	26

Total for securities in an unrealized loss position	$8,024	$(304)	1,089	$2,192	$(292)	310	$10,216	$(596)	1,399

Investment grade	$7,778	$(295)	1,026	$1,842	$(256)	221	$9,620	$(551)	1,247
Below investment grade (2)	246	(9)	63	350	(36)	89	596	(45)	152

Total for securities in an unrealized loss position	$8,024	$(304)	1,089	$2,192	$(292)	310	$10,216	$(596)	1,399

(1)	Amounts included $3 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous loss position for 12 months or more included $3 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors and an increase in U.S. Treasury yields since these securities were purchased. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 4% as of March 31, 2014.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $205 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “A+” and approximately 91% of the unrealized losses were related to investment grade securities as of March 31, 2014. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate securities in the finance and insurance and utilities and energy sectors and structured securities, in addition to U.S. government, agencies and government-sponsored enterprises securities resulting from an increase in U.S. Treasury yields since these securities were purchased. The average fair value percentage below cost for these securities was approximately 9% as of March 31, 2014. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of March 31, 2014:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$37	$(9)	2%	1	$—	$—	—%	—
Tax-exempt	60	(19)	3	6	—	—	—	—
Corporate—non-U.S.	10	(3)	1	3	—	—	—	—
Structured securities:
Residential mortgage-backed	—	—	—	—	5	(5)	1	7
Other asset-backed	54	(33)	6	4	—	—	—	—

Total structured securities	54	(33)	6	4	5	(5)	1	7

Total	$161	$(64)	12%	14	$5	$(5)	1%	7

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$9	$(3)	1%	2	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	4	(2)	—	11	1	(2)	—	10
Commercial mortgage-backed	9	(3)	1	5	—	—	—	—
Other asset-backed	—	—	—	—	6	(8)	2	1

Total structured securities	13	(5)	1	16	7	(10)	2	11

Total	$22	$(8)	2%	18	$7	$(10)	2%	11

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

U. S. government, agencies and government-sponsored enterprises

As indicated in the table above, $9 million of gross unrealized losses were related to one U.S. government, agencies and government-sponsored enterprises security that had been in a continuous loss position for more than 12 months and was greater than 20% below cost. The unrealized losses for the U.S. government, agencies and government-sponsored enterprises security represented a long-term, zero coupon U.S. Treasury bond. An increase in U.S. Treasury yields since the security was purchased resulted in a decrease in fair value. We expect this security to accrete up to par value over time.

Structured Securities

Of the $53 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $2 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of March 31, 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2014 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$3,089	$3,118
Due after one year through five years	9,689	10,257
Due after five years through ten years	12,345	12,915
Due after ten years	20,302	22,595

Subtotal	45,425	48,885
Residential mortgage-backed	4,859	5,102
Commercial mortgage-backed	2,812	2,881
Other asset-backed	3,397	3,376

Total	$56,493	$60,244

As of March 31, 2014, $6,076 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2014, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 24%, 19% and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of March 31, 2014, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,103	36%	$2,073	35%
Industrial	1,580	27	1,581	27
Office	1,509	25	1,558	26
Apartments	493	8	491	8
Mixed use/other	239	4	229	4

Subtotal	5,924	100%	5,932	100%

Allowance for losses	(30)		(33)

Total	$5,894		$5,899

	March 31, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,601	27%	$1,590	27%
South Atlantic	1,526	26	1,535	26
Middle Atlantic	823	14	828	14
Mountain	494	8	478	8
East North Central	399	7	404	7
West North Central	370	6	377	6
New England	335	6	337	6
West South Central	238	4	241	4
East South Central	138	2	142	2

Subtotal	5,924	100%	5,932	100%

Allowance for losses	(30)		(33)

Total	$5,894		$5,899

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$2	$10	$12	$2,091	$2,103
Industrial	—	—	18	18	1,562	1,580
Office	2	—	9	11	1,498	1,509
Apartments	—	—	—	—	493	493
Mixed use/other	—	—	—	—	239	239

Total recorded investment	$2	$2	$37	$41	$5,883	$5,924

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

	December 31, 2013
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$10	$10	$2,063	$2,073
Industrial	2	2	16	20	1,561	1,581
Office	—	—	6	6	1,552	1,558
Apartments	—	—	—	—	491	491
Mixed use/other	1	—	—	1	228	229

Total recorded investment	$3	$2	$32	$37	$5,895	$5,932

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

As of March 31, 2014 and December 31, 2013, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of March 31, 2014 and December 31, 2013.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of March 31, 2014, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the three months ended March 31, 2014 and the year ended December 31, 2013, we modified or extended 3 and 33 commercial mortgage loans, respectively, with a total carrying value of $23 million and $165 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Allowance for credit losses:
Beginning balance	$33	$42
Charge-offs	(1)	—
Recoveries	—	—
Provision	(2)	(2)

Ending balance	$30	$40

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$30	$40

Recorded investment:
Ending balance	$5,924	$5,904

Ending balance of individually impaired loans	$17	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,907	$5,904

As of March 31, 2014, we had individually impaired commercial mortgage loans included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million, charge-offs of $1 million and an average recorded investment of $15 million. As of March 31, 2014 and December 31, 2013, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $2 million, an unpaid principal balance of $3 million, charge-offs of $1 million, which were recorded in the second quarter of 2013, and an average recorded investment of $2 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2014
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$597	$451	$947	$86	$22	$2,103
Industrial	448	238	781	79	34	1,580
Office	406	172	726	145	60	1,509
Apartments	204	87	186	16	—	493
Mixed use/other	71	47	109	12	—	239

Total recorded investment	$1,726	$995	$2,749	$338	$116	$5,924

% of total	29%	17%	46%	6%	2%	100%

Weighted-average debt service coverage ratio	2.12	2.03	1.55	1.04	0.52	1.75

(1)	Included $17 million of impaired loans, $3 million of loans past due and not individually impaired and $96 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 119%.

	December 31, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$596	$336	$1,024	$95	$22	$2,073
Industrial	430	237	748	146	20	1,581
Office	397	191	716	191	63	1,558
Apartments	201	86	176	27	1	491
Mixed use/other	71	36	110	12	—	229

Total recorded investment	$1,695	$886	$2,774	$471	$106	$5,932

% of total	28%	15%	47%	8%	2%	100%

Weighted-average debt service coverage ratio	2.14	1.79	1.66	1.03	0.63	1.75

(1)	Included $2 million of impaired loans, $5 millions of delinquent loans and $99 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 119%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2014
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$103	$322	$437	$759	$381	$2,002
Industrial	193	106	293	701	287	1,580
Office	124	186	220	640	332	1,502
Apartments	13	38	107	182	153	493
Mixed use/other	16	8	32	118	65	239

Total recorded investment	$449	$660	$1,089	$2,400	$1,218	$5,816

% of total	8%	11%	19%	41%	21%	100%

Weighted-average loan-to-value	79%	67%	63%	60%	43%	59%

	December 31, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$106	$314	$374	$779	$399	$1,972
Industrial	195	100	270	721	295	1,581
Office	131	181	225	637	376	1,550
Apartments	3	31	107	187	163	491
Mixed use/other	16	9	32	106	66	229

Total recorded investment	$451	$635	$1,008	$2,430	$1,299	$5,823

% of total	8%	11%	17%	42%	22%	100%

Weighted-average loan-to-value	80%	68%	63%	60%	43%	59%

As of March 31, 2014 and December 31, 2013, we had floating rate commercial mortgage loans of $108 million and $109 million, respectively.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2014	December 31, 2013	Balance sheet classification	March 31, 2014	December 31, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$159	$121	Other liabilities	$268	$569
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	63	60
Foreign currency swaps	Other invested assets	3	4	Other liabilities	2	2
Forward bond purchase commitments	Other invested assets	4	—	Other liabilities	—	13

Total cash flow hedges		166	125		333	644

Fair value hedges:
Interest rate swaps	Other invested assets	—	1	Other liabilities	—	—

Total fair value hedges		—	1		—	—

Total derivatives designated as hedges		166	126		333	644

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	339	314	Other liabilities	41	6
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	19	16
Credit default swaps	Other invested assets	9	11	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	25	32
Equity index options	Other invested assets	11	12	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	—	1
Other foreign currency contracts	Other invested assets	5	8	Other liabilities	11	4
GMWB embedded derivatives	Reinsurance recoverable (1)	2	(1)	Policyholder account balances (2)	138	96
Fixed index annuity embedded derivatives	Other assets (3)	—	—	Policyholder account balances (3)	180	143

Total derivatives not designated as hedges		366	344		414	298

Total derivatives		$532	$470		$747	$942

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	March 31, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(225)	$13,701
Inflation indexed swaps	Notional	561	3	(2)	562
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(39)	198

Total cash flow hedges		14,759	3	(266)	14,496

Fair value hedges:
Interest rate swaps	Notional	6	—	(1)	5

Total fair value hedges		6	—	(1)	5

Total derivatives designated as hedges		14,765	3	(267)	14,501

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	—	—	4,822
Interest rate swaps related to securitization entities	Notional	91	—	(3)	88
Credit default swaps	Notional	639	—	—	639
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	777	140	(123)	794
Financial futures	Notional	1,260	1,332	(1,286)	1,306
Equity return swaps	Notional	110	112	(110)	112
Other foreign currency contracts	Notional	487	58	(17)	528

Total derivatives not designated as hedges		8,498	1,642	(1,539)	8,601

Total derivatives		$23,263	$1,645	$(1,806)	$23,102

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	March 31, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(729)	41,316
Fixed index annuity embedded derivatives	Policies	7,705	1,954	(51)	9,608

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$357	$15	Net investment income	$4	Net investment gains (losses)
Interest rate swaps hedging liabilities	(20)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(3)	(1)	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	18	—	Net investment income	—	Net investment gains (losses)

Total	$352	$14		$4

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended March 31, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(153)	$9	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	—	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	9	3	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	1	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(14)	—	Net investment income	—	Net investment gains (losses)

Total	$(157)	$13		$(3)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Derivatives qualifying as effective accounting hedges as of January 1	$1,319	$1,909
Current period increases (decreases) in fair value, net of deferred taxes of $(124) and $55	228	(102)
Reclassification to net (income) loss, net of deferred taxes of $5 and $5	(9)	(8)

Derivatives qualifying as effective accounting hedges as of March 31	$1,538	$1,799

The total of derivatives designated as cash flow hedges of $1,538 million, net of taxes, recorded in stockholders’ equity as of March 31, 2014 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $43 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. No amounts were reclassified to net income during the three months ended March 31, 2014 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended March 31, 2014. The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended March 31, 2013:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income	Other impacts to net income	Classification of other impacts to net income	Gain (loss) recognized in net income	Classification of gain (losses) recognized in net income
Interest rate swaps hedging liabilities	$(8)	Net investment gains (losses)	$8	Interest credited	$8	Net investment gains (losses)
Foreign currency swaps	(31)	Net investment gains (losses)	—	Interest credited	31	Net investment gains (losses)

Total	$(39)		$8		$39

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2014	2013
Interest rate swaps	$(3)	$1	Net investment gains (losses)
Interest rate swaps related to securitization entities	(3)	2	Net investment gains (losses)
Credit default swaps	—	4	Net investment gains (losses)
Credit default swaps related to securitization entities	7	8	Net investment gains (losses)
Equity index options	(7)	(16)	Net investment gains (losses)
Financial futures	27	(97)	Net investment gains (losses)
Equity return swaps	(1)	(10)	Net investment gains (losses)
Other foreign currency contracts	(9)	—	Net investment gains (losses)
GMWB embedded derivatives	(31)	82	Net investment gains (losses)
Fixed index annuity embedded derivatives	(1)	(3)	Net investment gains (losses)

Total derivatives not designated as hedges	$(21)	$(29)

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

The following tables present additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2014
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments (3)	Collateral pledged/ received	Over collateralization	Net amount
Derivative assets (1)	$574	$—	$574	$(210)	$(355)	$20	$29
Derivative liabilities (2)	410	—	410	(210)	(196)	10	14

Net derivatives	$164	$—	$164	$—	$(159)	$10	$15

(1)	Included $44 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $25 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

	December 31, 2013
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments (3)	Collateral pledged/ received	Over collateralization	Net amount
Derivative assets (1)	$496	$—	$496	$(286)	$(199)	$16	$27
Derivative liabilities (2)	662	—	662	(286)	(394)	23	5

Net derivatives	$(166)	$—	$(166)	$—	$195	$(7)	$22

(1)	Included $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $7 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreement. If the downgrade provisions had been triggered as of March 31, 2014 and December 31, 2013, we could have been allowed to claim or required to disburse up to the net amounts shown in the last column of the charts above. The charts above exclude embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2014			December 31, 2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	1	—	39	1	—

Total credit default swaps on single name reference entities	$39	$1	$—	$39	$1	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2014			December 31, 2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7%—15% matures after one year through five years (1)	$100	$2	$—	$100	$3	$—
9%—12% matures after one year through five years (2)	250	4	—	250	5	—
10%—15% matures in less than one year (3)	250	2	—	250	2	—

Total credit default swap index tranches	600	8	—	600	10	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (4)	12	—	—	12	—	1
Portion backing our interest maturing 2017 (5)	300	—	25	300	—	31

Total customized credit default swap index tranches related to securitization entities	312	—	25	312	—	32

Total credit default swaps on index tranches	$912	$8	$25	$912	$10	$32

(1)	The current attachment/detachment as of March 31, 2014 and December 31, 2013 was 7% – 15%.
(2)	The current attachment/detachment as of March 31, 2014 and December 31, 2013 was 9% – 12%.
(3)	The current attachment/detachment as of March 31, 2014 and December 31, 2013 was 10% – 15%.
(4)	Original notional value was $39 million.
(5)	Original notional value was $300 million.

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

Long-term borrowings. We utilize available market data when determining fair value of long-term borrowings issued in the United States and Canada, which includes data on recent trades for the same or similar financial instruments. Accordingly, these instruments are classified as Level 2 measurements. In cases where market data is not available such as our long-term borrowings in Australia, we use broker quotes for which we consider the valuation methodology utilized by the third party, but the valuation typically includes significant unobservable inputs. Accordingly, we classify these borrowings where fair value is based on our consideration of broker quotes as Level 3 measurements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2014
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,894	$6,261	$—	$—	$6,261
Restricted commercial mortgage loans		(1)	227	255	—	—	255
Other invested assets		(1)	216	226	—	133	93
Liabilities:
Long-term borrowings		(1)	5,150	5,708	—	5,574	134
Non-recourse funding obligations		(1)	2,030	1,454	—	—	1,454
Borrowings related to securitization entities		(1)	160	175	—	175	—
Investment contracts		(1)	17,585	18,087	—	85	18,002
Other firm commitments:
Commitments to fund limited partnerships	65		—	—	—	—	—
Ordinary course of business lending commitments	95		—	—	—	—	—

	December 31, 2013
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,899	$6,137	$—	$—	$6,137
Restricted commercial mortgage loans		(1)	233	258	—	—	258
Other invested assets		(1)	307	311	—	221	90
Liabilities:
Long-term borrowings		(1)	5,161	5,590	—	5,460	130
Non-recourse funding obligations		(1)	2,038	1,459	—	—	1,459
Borrowings related to securitization entities		(1)	167	182	—	182	—
Investment contracts		(1)	17,330	17,827	—	86	17,741
Other firm commitments:
Commitments to fund limited partnerships	65		—	—	—	—	—
Ordinary course of business lending commitments	138		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In general, we first obtain valuations from pricing services. If a price is not supplied by a pricing service, we will typically seek a broker quote for public or private fixed maturity securities. In certain instances, we utilize price caps for broker quoted securities where the estimated market yield results in a valuation that may exceed the amount that we believe would be received in a market transaction. For certain private fixed maturity securities where we do not obtain valuations from pricing services, we utilize an internal model to determine fair value since transactions for identical securities are not readily observable and these securities are not typically valued by pricing services. For all securities, excluding certain private fixed maturity securities, if neither a pricing service nor broker quotes valuation is available, we determine fair value using internal models.

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

For private fixed maturity securities, we utilize an internal model to determine fair value and utilize public bond spreads by sector, rating and maturity to develop the market rate that would be utilized for a similar public bond. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. In certain instances, we utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating and public bond spread as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2014 and December 31, 2013, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $53 million and $46 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,214	$—	$5,210	$4
Tax-exempt	317	—	317	—
Government—non-U.S.	2,153	—	2,129	24
U.S. corporate	26,060	—	23,692	2,368
Corporate—non-U.S.	15,141	—	13,343	1,798
Residential mortgage-backed	5,102	—	5,009	93
Commercial mortgage-backed	2,881	—	2,868	13
Other asset-backed	3,376	—	2,223	1,153

Total fixed maturity securities	60,244	—	54,791	5,453

Equity securities	349	263	8	78

Other invested assets:
Trading securities	247	—	216	31
Derivative assets:
Interest rate swaps	498	—	498	—
Foreign currency swaps	3	—	3	—
Credit default swaps	9	—	1	8
Equity index options	11	—	—	11
Forward bond purchase commitments	4	—	4	—
Other foreign currency contracts	5	—	4	1

Total derivative assets	530	—	510	20

Securities lending collateral	261	—	261	—
Derivatives counterparty collateral	61	—	61	—

Total other invested assets	1,099	—	1,048	51

Restricted other invested assets related to securitization entities	398	—	180	218
Reinsurance recoverable (1)	2	—	—	2
Separate account assets	9,933	9,933	—	—

Total assets	$72,025	$10,196	$56,027	$5,802

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$138	$—	$—	$138
Fixed index annuity embedded derivatives	180	—	—	180

Total policyholder account balances	318	—	—	318

Derivative liabilities:
Interest rate swaps	309	—	309	—
Interest rate swaps related to securitization entities	19	—	19	—
Inflation indexed swaps	63	—	63	—
Foreign currency swaps	2	—	2	—
Credit default swaps related to securitization entities	25	—	—	25
Other foreign currency contracts	11	—	9	2

Total derivative liabilities	429	—	402	27

Borrowings related to securitization entities	79	—	—	79

Total liabilities	$826	$—	$402	$424

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,810	$—	$4,805	$5
Tax-exempt	295	—	295	—
Government—non-U.S.	2,146	—	2,123	23
U.S. corporate	25,035	—	22,635	2,400
Corporate—non-U.S.	15,071	—	13,252	1,819
Residential mortgage-backed	5,225	—	5,120	105
Commercial mortgage-backed	2,898	—	2,892	6
Other asset-backed	3,149	—	1,983	1,166

Total fixed maturity securities	58,629	—	53,105	5,524

Equity securities	341	256	7	78

Other invested assets:
Trading securities	239	—	205	34
Derivative assets:
Interest rate swaps	436	—	436	—
Foreign currency swaps	4	—	4	—
Credit default swaps	11	—	1	10
Equity index options	12	—	—	12
Other foreign currency contracts	8	—	5	3

Total derivative assets	471	—	446	25

Securities lending collateral	187	—	187	—
Derivatives counterparty collateral	70	—	70	—

Total other invested assets	967	—	908	59

Restricted other invested assets related to securitization entities	391	—	180	211
Reinsurance recoverable (1)	(1)	—	—	(1)
Separate account assets	10,138	10,138	—	—

Total assets	$70,465	$10,394	$54,200	$5,871

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$96	$—	$—	$96
Fixed index annuity embedded derivatives	143	—	—	143

Total policyholder account balances	239	—	—	239

Derivative liabilities:
Interest rate swaps	575	—	575	—
Interest rate swaps related to securitization entities	16	—	16	—
Inflation indexed swaps	60	—	60	—
Foreign currency swaps	2	—	2	—
Credit default swaps related to securitization entities	32	—	—	32
Equity return swaps	1	—	1	—
Forward bond purchase commitments	13	—	13	—
Other foreign currency contracts	4	—	3	1

Total derivative liabilities	703	—	670	33

Borrowings related to securitization entities	75	—	—	75

Total liabilities	$1,017	$—	$670	$347

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2014	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
Government—non-U.S.	23	—	—	2	—	—	(1)	—	—	24	—
U.S. corporate (1)	2,400	5	29	90	—	—	(42)	14	(128)	2,368	5
Corporate—non-U.S. (1)	1,819	1	9	36	—	—	(35)	—	(32)	1,798	1
Residential mortgage-backed	105	—	1	—	(23)	—	(3)	13	—	93	—
Commercial mortgage-backed	6	—	2	—	—	—	(1)	6	—	13	—
Other asset-backed (1)	1,166	1	(4)	16	(5)	—	(37)	36	(20)	1,153	1

Total fixed maturity securities	5,524	7	37	144	(28)	—	(120)	69	(180)	5,453	7

Equity securities	78	—	—	—	—	—	—	—	—	78	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	—	31	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(2)	—	—	8	—
Equity index options	12	(7)	—	6	—	—	—	—	—	11	(7)
Other foreign currency contracts	3	(2)	—	—	—	—	—	—	—	1	(2)

Total derivative assets	25	(9)	—	6	—	—	(2)	—	—	20	(9)

Total other invested assets	59	(9)	—	6	—	—	(5)	—	—	51	(9)

Restricted other invested assets related to securitization entities	211	7	—	—	—	—	—	—	—	218	7
Reinsurance recoverable (2)	(1)	2	—	—	—	1	—	—	—	2	2

Total Level 3 assets	$5,871	$7	$37	$150	$(28)	$1	$(125)	$69	$(180)	$5,802	$7

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2013	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government- sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
Government—non-U.S.	9	—	—	—	—	—	(1)	—	—	8	—
U.S. corporate (1)	2,683	2	18	56	(97)	—	(51)	62	(29)	2,644	(1)
Corporate—non-U.S. (1)	1,983	1	9	53	—	—	(23)	—	(53)	1,970	1
Residential mortgage-backed	157	(1)	1	—	—	—	(11)	—	(16)	130	(1)
Commercial mortgage-backed	35	(2)	(2)	—	—	—	(10)	5	—	26	(2)
Other asset-backed	864	(1)	11	65	(44)	—	(30)	86	—	951	—

Total fixed maturity securities	5,740	(1)	37	174	(141)	—	(130)	153	(98)	5,734	(3)

Equity securities	99	—	—	—	(7)	—	—	—	—	92	—

Other invested assets:
Trading securities	76	3	—	—	(11)	—	(1)	—	—	67	2
Derivative assets:
Interest rate swaps	2	—	—	—	—	—	(1)	—	—	1	—
Credit default swaps	7	3	—	—	—	—	(3)	—	—	7	2
Equity index options	25	(15)	—	7	—	—	—	—	—	17	(15)

Total derivative assets	34	(12)	—	7	—	—	(4)	—	—	25	(13)

Total other invested assets	110	(9)	—	7	(11)	—	(5)	—	—	92	(11)

Restricted other invested assets related to securitization entities	194	5	—	—	—	—	—	—	—	199	5
Other assets (2)	9	1	—	—	—	—	—	—	—	10	1
Reinsurance recoverable (3)	10	(5)	—	—	—	1	—	—	—	6	(5)

Total Level 3 assets	$6,162	$(9)	$37	$181	$(159)	$1	$(135)	$153	$(98)	$6,133	$(13)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2014	2013
Total realized and unrealized gains (losses) included in net income:
Net investment income	$8	$9
Net investment gains (losses)	(1)	(18)

Total	$7	$(9)

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$8	$7
Net investment gains (losses)	(1)	(20)

Total	$7	$(13)

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

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2014	Total (gains) losses included in net (income) attributable to liabilities still held
		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$33	$—	$—	$—	$9	$—	$—	$—	$138	$34
Fixed index annuity embedded derivatives	143	2	—	—	—	36	(1)	—	—	180	2

Total policyholder account balances	239	35	—	—	—	45	(1)	—	—	318	36

Derivative liabilities:
Credit default swaps related to securitization entities	32	(7)	—	—	—	—	—	—	—	25	(7)
Other foreign currency contracts	1	1	—	—	—	—	—	—	—	2	1

Total derivative liabilities	33	(6)	—	—	—	—	—	—	—	27	(6)

Borrowings related to securitization entities	75	4	—	—	—	—	—	—	—	79	4

Total Level 3 liabilities	$347	$33	$—	$—	$—	$45	$(1)	$—	$—	$424	$34

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(87)	$—	$—	$—	$9	$—	$—	$—	$272	$(83)
Fixed index annuity embedded derivatives	27	3	—	—	—	4	—	—	—	34	3

Total policyholder account balances	377	(84)	—	—	—	13	—	—	—	306	(80)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities	104	(8)	—	1	—	—	—	—	—	97	(8)
Equity index options	—	1	—	—	—	—	—	—	—	1	1

Total derivative liabilities	105	(8)	—	1	—	—	—	—	—	98	(8)

Borrowings related to securitization entities	62	9	—	—	—	—	—	—	—	71	9

Total Level 3 liabilities	$544	$(83)	$—	$1	$—	$13	$—	$—	$—	$475	$(79)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2014	2013
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	33	(83)

Total	$33	$(83)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	34	(79)

Total	$34	$(79)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2014:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Internal models	$2,160	Credit spreads	55bps - 503bps (178bps)
Corporate—non-U.S.	Internal models	1,521	Credit spreads	66bps - 240bps (154bps)
Derivative assets:
Credit default swaps	Discounted cash flows	8	Credit spreads	6bps - 23bps (12bps)
Equity index options	Discounted cash flows	11	Equity index volatility	15% - 23% (21%)
Other foreign currency contracts	Discounted cash flows	1	Foreign exchange rate volatility	39%
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	— % - 98%
			Lapse rate	— % - 15%
			Non-performance risk (credit spreads)	45bps - 85bps (73bps)
GMWB embedded derivatives (1)	Stochastic cash flow model	138	Equity index volatility	15% - 24% (21%)
Fixed index annuity embedded derivatives	Option budget method	180	Expected future interest credited	1% - 3% (2%)
Derivative liabilities:
Other foreign currency contracts	Discounted cash flows	2	Foreign exchange rate volatility	31%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In April 2014, Genworth Financial, Inc., and a former and current officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. We intend to vigorously defend this action.

As previously disclosed, in December 2009, one of our former non-insurance subsidiaries, one of the former subsidiary’s officers and Genworth Financial, Inc. (now known as Genworth Holdings, Inc.) were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc. et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our former subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary other relief. Oral argument on plaintiffs’ motion to certify a class action was conducted on January 30, 2013. On April 15, 2014, the court issued its decision denying the plaintiffs’ motion to certify a class.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and seek a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. Subject to approval by the government-sponsored enterprises (“GSEs”), we reached an agreement on December 31, 2013 to resolve that portion of both arbitrations involving rescission practices. In addition to GSE approval, which remains outstanding, consummation of the settlement was also conditioned upon the parties’ prior negotiation and execution of a definitive agreement requiring submission of curtailment and denial disputes to a binding alternative dispute proceeding (“Curtailment ADR Agreement”). In March 2014, the parties executed the Curtailment ADR Agreement. Genworth plans to continue to vigorously defend its practices in the arbitrations.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurers and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in violation of RESPA. On February 5, 2014, the court in Menichino denied the motions to dismiss without prejudice to the defendants re-raising the affirmative defense of the statute of limitations on a more fully developed record at summary judgment. On March 5, 2014 the Ba case was stayed, pending the outcome of the Riddle appeal by plaintiff of the court’s decision granting our motion for summary judgment dismissing the case as time barred. On March 26, 2014 the Menichino action was stayed pending the outcome of the Riddle appeal. We intend to vigorously defend the remaining actions.

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

(b) Commitments

As of March 31, 2014, we were committed to fund $65 million in limited partnership investments, $73 million in U.S. commercial mortgage loans and $22 million in private placement investments.

(8) Borrowings and Other Financings

Subsequent to the end of the first quarter of 2014, on April 1, 2014, Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary, issued CAD$160 million of 4.24% senior notes due 2024. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time. The net proceeds of the offering will be used to redeem, in full, its existing senior notes due December 2015 with a principal amount of CAD$150 million and bearing a fixed annual interest rate of 4.59%. In conjunction with the redemption, Genworth Canada will make an early redemption payment to existing noteholders of approximately CAD$7 million in the second quarter of 2014.

(9) Segment Information

We operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. Under these divisions, there are five operating business segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities. Our operating business segments are as follows: (1) U.S. Life Insurance, which includes our life insurance, long-term care insurance and fixed annuities businesses; (2) International Mortgage Insurance, which includes mortgage insurance-related products and services; (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; (4) International Protection, which includes our lifestyle protection insurance business; and (5) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses, the early extinguishment of debt and insurance block transactions are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Revenues:
U.S. Life Insurance segment:
Life insurance	$480	$494
Long-term care insurance	856	775
Fixed annuities	257	252

U.S. Life Insurance segment’s revenues	1,593	1,521

International Mortgage Insurance segment:
Canada	168	192
Australia	131	143
Other Countries	9	10

International Mortgage Insurance segment’s revenues	308	345

U.S. Mortgage Insurance segment’s revenues	155	154

International Protection segment’s revenues	207	205

Runoff segment’s revenues	73	43

Corporate and Other’s revenues	(14)	35

Total revenues	$2,322	$2,303

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
U.S. Life Insurance segment:
Life insurance	$21	$36
Long-term care insurance	46	20
Fixed annuities	27	29

U.S. Life Insurance segment’s net operating income	94	85

International Mortgage Insurance segment:
Canada	41	42
Australia	62	46
Other Countries	(4)	(7)

International Mortgage Insurance segment’s net operating income	99	81

U.S. Mortgage Insurance segment’s net operating income	33	21

International Protection segment’s net operating income	7	6

Runoff segment’s net operating income	12	16

Corporate and Other’s net operating loss	(51)	(58)

Net operating income	194	151
Net investment gains (losses), net of taxes and other adjustments	(10)	(28)
Loss from discontinued operations, net of taxes	—	(20)

Net income available to Genworth Financial, Inc.’s common stockholders	184	103
Add: net income attributable to noncontrolling interests	35	38

Net income	$219	$141

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	March 31, 2014	December 31, 2013
Assets:
U.S. Life Insurance	$79,387	$77,261
International Mortgage Insurance	9,038	9,194
U.S. Mortgage Insurance	2,305	2,361
International Protection	2,104	2,061
Runoff	14,216	14,062
Corporate and Other	2,715	3,106

Total assets	$109,765	$108,045

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated OCI, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	701	228	(21)	908
Amounts reclassified from (to) OCI	11	(9)	—	2

Current period OCI	712	219	(21)	910

Balances as of March 31, 2014 before noncontrolling interests	1,638	1,538	276	3,452

Less: change in OCI attributable to noncontrolling interests	14	—	(45)	(31)

Balances as of March 31, 2014	$1,624	$1,538	$321	$3,483

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(216)	(102)	(104)	(422)
Amounts reclassified from (to) OCI	25	(8)	—	17

Current period OCI	(191)	(110)	(104)	(405)

Balances as of March 31, 2013 before noncontrolling interests	2,447	1,799	551	4,797

Less: change in OCI attributable to noncontrolling interests	4	—	(31)	(27)

Balances as of March 31, 2013	$2,443	$1,799	$582	$4,824

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $6 million and $26 million, respectively, net of taxes of $1 million and $13 million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2014 and 2013. Amount also included taxes of $33 million and $52 million, respectively, related to foreign currency translation adjustments as of March 31, 2014 and 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income		Affected line item in the consolidated statements of income
	Three months ended March 31,
(Amounts in millions)	2014	2013
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$17	$38	Net investment (gains) losses
Provision for income taxes	(6)	(13)	Provision for income taxes

Total	$11	$25

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(15)	$(9)	Net investment income
Interest rate swaps hedging liabilities	—	(1)	Interest expense
Inflation indexed swaps	1	(3)	Net investment income
Provision for income taxes	5	5	Provision for income taxes

Total	$(9)	$(8)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

(11) Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Financial also provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes.

The following condensed consolidating financial information of Genworth Financial and its direct and indirect subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X. The condensed consolidating financial information has been prepared as if the guarantee had been in place during the periods presented herein.

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2014 and December 31, 2013 and the condensed consolidating income statement information, the condensed consolidating comprehensive income statement information and the condensed consolidating cash flow statement information for the three months ended March 31, 2014 and 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of March 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$151	$60,293	$(200)	$60,244
Equity securities available-for-sale, at fair value	—	—	349	—	349
Commercial mortgage loans	—	—	5,894	—	5,894
Restricted commercial mortgage loans related to securitization entities	—	—	227	—	227
Policy loans	—	—	1,438	—	1,438
Other invested assets	—	44	1,831	—	1,875
Restricted other invested assets related to securitization entities, at fair value	—	—	398	—	398
Investments in subsidiaries	15,494	16,048	—	(31,542)	—

Total investments	15,494	16,243	70,430	(31,742)	70,425

Cash and cash equivalents	—	1,118	3,242	—	4,360
Accrued investment income	—	—	752	—	752
Deferred acquisition costs	—	—	5,177	—	5,177
Intangible assets	—	—	327	—	327
Goodwill	—	—	866	—	866
Reinsurance recoverable	—	—	17,234	—	17,234
Other assets	(5)	241	457	(2)	691
Intercompany notes receivable	2	259	332	(593)	—
Separate account assets	—	—	9,933	—	9,933

Total assets	$15,491	$17,861	$108,750	$(32,337)	$109,765

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$34,076	$—	$34,076
Policyholder account balances	—	—	25,881	—	25,881
Liability for policy and contract claims	—	—	7,156	—	7,156
Unearned premiums	—	—	4,075	—	4,075
Other liabilities	(9)	377	3,410	(1)	3,777
Intercompany notes payable	—	535	258	(793)	—
Borrowings related to securitization entities	—	—	239	—	239
Non-recourse funding obligations	—	—	2,030	—	2,030
Long-term borrowings	—	4,636	514	—	5,150
Deferred tax liability	(15)	(888)	1,617	—	714
Separate account liabilities	—	—	9,933	—	9,933

Total liabilities	(24)	4,660	89,189	(794)	93,031

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	12,124	9,291	17,209	(26,500)	12,124
Accumulated other comprehensive income (loss)	3,483	3,447	3,467	(6,914)	3,483
Retained earnings	2,607	463	(2,339)	1,876	2,607
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,515	13,201	18,337	(31,538)	15,515
Noncontrolling interests	—	—	1,224	(5)	1,219

Total stockholders’ equity	15,515	13,201	19,561	(31,543)	16,734

Total liabilities and stockholders’ equity	$15,491	$17,861	$108,750	$(32,337)	$109,765

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,307	$—	$1,307
Net investment income	—	—	809	(4)	805
Net investment gains (losses)	—	(4)	(13)	—	(17)
Insurance and investment product fees and other	—	—	227	—	227

Total revenues	—	(4)	2,330	(4)	2,322

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,194	—	1,194
Interest credited	—	—	183	—	183
Acquisition and operating expenses, net of deferrals	7	—	371	—	378
Amortization of deferred acquisition costs and intangibles	—	—	134	—	134
Interest expense	—	84	47	(4)	127

Total benefits and expenses	7	84	1,929	(4)	2,016

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(7)	(88)	401	—	306
Provision (benefit) for income taxes	10	(46)	123	—	87
Equity in income of subsidiaries	201	202	—	(403)	—

Income from continuing operations	184	160	278	(403)	219
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—

Net income	184	160	278	(403)	219
Less: net income attributable to noncontrolling interests	—	—	35	—	35

Net income available to Genworth Financial, Inc.’s common stockholders	$184	$160	$243	$(403)	$184

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,261	$—	$1,261
Net investment income	—	—	818	(4)	814
Net investment gains (losses)	—	(4)	(57)	—	(61)
Insurance and investment product fees and other	—	—	290	(1)	289

Total revenues	—	(4)	2,312	(5)	2,303

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,201	—	1,201
Interest credited	—	—	184	—	184
Acquisition and operating expenses, net of deferrals	—	—	433	—	433
Amortization of deferred acquisition costs and intangibles	—	—	122	—	122
Interest expense	—	80	51	(5)	126

Total benefits and expenses	—	80	1,991	(5)	2,066

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	—	(84)	321	—	237
Provision (benefit) for income taxes	—	(39)	115	—	76
Equity in income of subsidiaries	103	122	—	(225)	—

Income from continuing operations	103	77	206	(225)	161
Loss from discontinued operations, net of taxes	—	(5)	(15)	—	(20)

Net income	103	72	191	(225)	141
Less: net income attributable to noncontrolling interests	—	—	38	—	38

Net income available to Genworth Financial, Inc.’s common stockholders	$103	$72	$153	$(225)	$103

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$184	$160	$278	$(403)	$219
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	692	675	707	(1,368)	706
Net unrealized gains (losses) on other-than-temporarily impaired securities	6	6	6	(12)	6
Derivatives qualifying as hedges	219	219	232	(451)	219
Foreign currency translation and other adjustments	24	40	(21)	(64)	(21)

Total other comprehensive income (loss)	941	940	924	(1,895)	910

Total comprehensive income (loss)	1,125	1,100	1,202	(2,298)	1,129
Less: comprehensive income attributable to noncontrolling interests	—	—	4	—	4

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,125	$1,100	$1,198	$(2,298)	$1,125

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$103	$72	$191	$(225)	$141
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(221)	(227)	(217)	448	(217)
Net unrealized gains (losses) on other-than-temporarily impaired securities	26	26	26	(52)	26
Derivatives qualifying as hedges	(110)	(110)	(110)	220	(110)
Foreign currency translation and other adjustments	(73)	(55)	(104)	128	(104)

Total other comprehensive income (loss)	(378)	(366)	(405)	744	(405)

Total comprehensive income (loss)	(275)	(294)	(214)	519	(264)
Less: comprehensive income attributable to noncontrolling interests	—	—	11	—	11

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(275)	$(294)	$(225)	$519	$(275)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2014:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$184	$160	$278	$(403)	$219
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(201)	(202)	—	403	—
Dividends from subsidiaries	—	31	(31)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(28)	—	(28)
Net investment losses (gains)	—	4	13	—	17
Charges assessed to policyholders	—	—	(187)	—	(187)
Acquisition costs deferred	—	—	(119)	—	(119)
Amortization of deferred acquisition costs and intangibles	—	—	134	—	134
Deferred income taxes	11	(84)	90	—	17
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	1	25	—	26
Stock-based compensation expense	5	—	3	—	8
Change in certain assets and liabilities:
Accrued investment income and other assets	3	50	(158)	(4)	(109)
Insurance reserves	—	—	550	—	550
Current tax liabilities	4	16	(202)	—	(182)
Other liabilities and other policy-related balances	(10)	—	(279)	4	(285)

Net cash from operating activities	(4)	(24)	89	—	61

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,135	—	1,135
Commercial mortgage loans	—	—	139	—	139
Restricted commercial mortgage loans related to securitization entities	—	—	7	—	7
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	708	—	708
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,172)	—	(2,172)
Commercial mortgage loans	—	—	(132)	—	(132)
Other invested assets, net	—	—	111	—	111
Intercompany notes receivable	6	(11)	61	(56)	—

Net cash from investing activities	6	(11)	(143)	(56)	(204)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	814	—	814
Withdrawals from universal life and investment contracts	—	—	(505)	—	(505)
Redemption of non-recourse funding obligations	—	—	(8)	—	(8)
Repayment of borrowings related to securitization entities	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)
Proceeds from intercompany notes payable	—	(66)	10	56	—
Other, net	(2)	—	(10)	—	(12)

Net cash from financing activities	(2)	(66)	281	56	269

Effect of exchange rate changes on cash and cash equivalents	—	—	20	—	20

Net change in cash and cash equivalents	—	(101)	247	—	146
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	$—	$1,118	$3,242	$—	$4,360

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2013:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$103	$72	$191	$(225)	$141
Less loss from discontinued operations, net of taxes	—	5	15	—	20
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(103)	(122)	—	225	—
Dividends from subsidiaries	—	11	(11)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(5)	—	(5)
Net investment losses (gains)	—	4	57	—	61
Charges assessed to policyholders	—	—	(202)	—	(202)
Acquisition costs deferred	—	—	(105)	—	(105)
Amortization of deferred acquisition costs and intangibles	—	—	122	—	122
Deferred income taxes	—	(47)	(135)	—	(182)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	(3)	(24)	—	(27)
Stock-based compensation expense	—	—	9	—	9
Change in certain assets and liabilities:
Accrued investment income and other assets	—	74	(120)	4	(42)
Insurance reserves	—	—	541	—	541
Current tax liabilities	—	43	159	—	202
Other liabilities and other policy-related balances	—	17	(485)	(6)	(474)
Cash from operating activities—discontinued operations	—	(5)	6	—	1

Net cash from operating activities	—	49	13	(2)	60

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,212	—	1,212
Commercial mortgage loans	—	—	212	—	212
Restricted commercial mortgage loans related to securitization entities	—	—	17	—	17
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,310	—	1,310
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,069)	—	(2,069)
Commercial mortgage loans	—	—	(203)	—	(203)
Other invested assets, net	—	—	(28)	2	(26)
Capital contributions to subsidiaries	—	(22)	22	—	—
Intercompany notes receivable	—	8	70	(78)	—
Cash from investing activities—discontinued operations	—	—	—	—	—

Net cash from investing activities	—	(14)	543	(76)	453

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	445	—	445
Withdrawals from universal life and investment contracts	—	—	(678)	—	(678)
Redemption of non-recourse funding obligations	—	—	(4)	—	(4)
Repayment of borrowings related to securitization entities	—	—	(17)	—	(17)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)
Proceeds from intercompany notes payable	—	(70)	(8)	78	—
Other, net	—	(3)	(29)	—	(32)
Cash from financing activities—discontinued operations	—	—	—	—	—

Net cash from financing activities	—	(73)	(304)	78	(299)

Effect of exchange rate changes on cash and cash equivalents	—	—	(48)	—	(48)

Net change in cash and cash equivalents	—	(38)	204	—	166
Cash and cash equivalents at beginning of period	—	843	2,810	—	3,653

Cash and cash equivalents at end of period	—	805	3,014	—	3,819
Less cash and cash equivalents of discontinued operations at end of period	—	—	22	—	22

Cash and cash equivalents of continuing operations at end of period	$—	$805	$2,992	$—	$3,797

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.0 billion to us in 2014 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $1.0 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2014 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of March 31, 2014, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.5 billion and $15.0 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2013 Annual Report on Form 10-K.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets; downgrades or potential downgrades in our financial strength or credit ratings; interest rate fluctuations and levels; adverse capital and credit market conditions; the valuation of fixed maturity, equity and trading securities; defaults or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; availability, affordability and adequacy of reinsurance; defaults by counterparties to reinsurance arrangements or derivative instruments; an adverse change in risk-based capital and other regulatory requirements; insufficiency of reserves and required increases to reserve liabilities; legal and regulatory constraints on dividend distributions by our subsidiaries; competition, including from government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; loss of key distribution partners; regulatory restrictions on our operations and changes in applicable laws and regulations; legal or regulatory investigations or actions; the failure of or any compromise of the security of our computer systems and confidential information contained therein; the occurrence of natural or man-made disasters or a pandemic; the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffective or inadequate risk management program; changes in accounting and reporting standards; goodwill impairments; impairments of or valuation allowances against our deferred tax assets; significant deviations from our assumptions in our insurance policies and annuity contracts; accelerated amortization of deferred acquisition costs and present value of future profits; ability to increase premiums on in-force and future long-term care insurance products, including any current rate actions and any future rate actions; the failure of demand for life insurance, long-term care insurance and fixed annuity products to increase; medical advances, such as genetic research and diagnostic imaging, and related legislation; ability to continue to implement actions to mitigate the impact of statutory reserve requirements; political and economic instability or changes in government policies; fluctuations in foreign currency exchange rates and international securities markets; the significant portion of our international mortgage insurance risk in-force with high loan-to-value ratios; increases in U.S. mortgage insurance default rates; failure to meet, or have waived to the extent needed, our U.S. mortgage insurance subsidiaries’ minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders and investors and changes to the role or structure of Fannie Mae and Freddie Mac; failure to meet the revised GSE eligibility standards (the “MI Eligibility Standards”); ability to realize the benefits of our rescissions and curtailments; the extent to which loan modifications and other similar programs may provide benefits to us; deterioration in economic conditions or a decline in home prices in the United States; problems associated with foreclosure process defects in the United States that may defer claim payments; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; increases in the use of alternatives to private mortgage insurance in the United States and reductions by lenders in the level of coverage they select; the impact of the use of reinsurance with reinsurance companies affiliated with our U.S. mortgage lending customers; and potential liabilities in connection with our U.S. contract underwriting services;

•	Other risks, including the risk that the anticipated benefits of the announced expense reduction are not realized and we may lose key personnel related to actions like this as well as general uncertainty in the timing of our turnaround; adverse market or other conditions might further delay or impede the planned initial public offering (“IPO”) of our mortgage insurance business in Australia (the IPO may not be completed due to, among other factors, lack of sufficient investor interest at a price level acceptable to us or at all, and if the IPO is completed, the amount of the net proceeds to be received by our Australian mortgage insurance business and us depends on, among other things, the number of shares issued in the IPO, the final offering price, the number of ordinary shares designated as over-allocation shares and reacquired by us as a result of market stabilization activities (if any), and the amount of commissions and expenses of the IPO); the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	Risks relating to our common stock, including the suspension of dividends and stock price fluctuations.

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

We also have Corporate and Other activities which include debt financing expenses that are incurred at Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments, including discontinued operations.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. While equity and credit markets generally improved during 2013, equity and credit market volatility continued into January 2014 and credit spreads continued to compress further during the first quarter of 2014. Although the U.S. and several international financial markets experienced improvement during 2013 and into the first quarter of 2014, there are still concerns regarding global economies and the rate and strength of recovery.

The U.S. housing market showed signs of recovery during 2012 and 2013 with home prices rising in a number of regions and cities, but ongoing weakness in the U.S. economy continued to impact the rate of recovery. Unemployment and underemployment levels in the United States remained elevated in 2013. The March 2014 unemployment rate in the United States remained constant with the December 2013 rate. We expect unemployment and underemployment levels in the United States to remain elevated relative to those levels prevailing before 2009 and gradually decrease over time. In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth and average home prices increased modestly during 2013 and into the first quarter of 2014. The unemployment rate in Canada decreased slightly during 2013 and into the first quarter of 2014 and remains near its lowest level since December 2008. In Australia, the overall housing market generally improved as modest economic growth and low interest rates persisted, coupled with average home prices increasing across most regions during 2013 and into the first quarter of 2014. While unemployment in Australia increased slightly during 2013, reaching its highest level in three years, the March 2014 unemployment rate remained consistent with the December 2013 level. The Chinese economy had experienced significant growth over the past decade, but this growth slowed during 2013 and into the first quarter of 2014 and the new Chinese administration began to implement economic and credit market reforms. Gross domestic product growth in China in 2013 and the first quarter of 2014 was close to that of 2012, but significantly lower from growth over the last decade. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. Europe remained a challenging region with slow growth or a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of actual or anticipated austerity measures, but certain areas within Europe have shown a modest level of improvement during the second half of 2013 and into the first quarter of 2014. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

Credit and investment markets. The Federal Reserve continued to taper its asset purchases to $55.0 billion per month and could end its Long-Term Securities Asset Purchases Program in 2014. In addition, the Federal Reserve also shifted away from quantitative unemployment thresholds to qualitative guidance after the latest Open Market Committee meeting in March 2014. Despite this push by the Federal Reserve to withdraw stimulus and normalize monetary policy, global interest rates nonetheless fell, driven primarily by weather-related dampening in the growth of the U.S. gross domestic product coupled with generally subdued inflation expectations.

After a very brief period of volatility in late January 2014 mostly from emerging market political uncertainty, credit spreads for most fixed income asset classes recovered quickly and continued to compress further throughout the first quarter of 2014. The performance was supported by stable credit fundamentals and demand for fixed income products.

We recorded net other-than-temporary impairments of $1 million during the first quarter of 2014 compared to $12 million during the first quarter of 2013. Impairments have decreased across all asset classes due to improving economic conditions. Declines in interest rates and credit spreads have increased the value of our investments and derivatives, resulting in increases in net unrealized investment gains on securities of $712 million and derivatives qualifying as hedges of $219 million in other comprehensive income (loss) for the three months ended March 31, 2014. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

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

Life insurance sales increased 31% during the first quarter of 2014 compared to the first quarter of 2013 largely attributable to our term life insurance products. Sales of our term life insurance products increased from modified pricing and improved service platforms. Sales levels were in line with expected results as the business is transitioning to term and new universal life insurance product offerings. This transition is expected to result in a broader set of profitable and competitive product offerings and we expect sales to increase further over time.

Throughout 2013, we experienced favorable mortality results in our universal life, term universal life and term life insurance products as compared to priced mortality assumptions. In the first quarter of 2014, we experienced higher mortality results for our universal life and term life insurance products. Mortality levels may deviate each period from historical trends. We experienced lower persistency in 2013 as compared to pricing assumptions for our 10-year term life insurance policies as they go through their post-level rate period. We expect this trend in persistency to continue as these 10-year term life insurance policies approach their post-level rate period and then moderate thereafter. As our 15-year term life insurance policies written in 1999 and 2000 approach their post-level rate period, if this block experiences lower persistency compared to pricing, we could expect additional amortization of deferred acquisition costs and lower profitability in our term life insurance products.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. We have committed funding sources for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX. The National Association of Insurance Commissioners (“NAIC”) adopted revised statutory reserving requirements for new and in-force secondary guarantee universal life business subject to Actuarial Guideline 38 (“AG 38”) provisions, which became effective December 31, 2012. These requirements reflected an agreement reached and developed by a NAIC Joint Working Group which included regulators from several states, including New York. The financial impact related to the revised statutory reserving requirements on our in-force reserves subject to the new guidance was not significant as of December 31, 2012. On September 11, 2013, the New York Department of Financial Services (the “NYDFS”) announced that it no longer supported the agreement reached by the NAIC Working Group and that it would require New York licensed companies, including our New York domiciled insurance subsidiary, to use an alternative interpretation of AG 38 for universal life insurance products with secondary guarantees. We have been in discussions with the NYDFS about its alternative interpretation and recorded $80 million of additional statutory reserves as of December 31, 2013. We continue to work with the NYDFS to determine potential future impacts, if any. The NYDFS has not finalized a permanent update to the regulation. Depending on the final regulation, our New York domiciled insurance subsidiary’s statutory reserves could increase significantly over time.

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

Although we do not believe it to be likely, a potential outcome of the NAIC review is that the life insurance industry may be prohibited from continuing to use captive life reinsurance subsidiaries. The expected effect of such prohibition would depend on the specific changes to state regulations that are adopted as a result of the NAIC review, including whether current captive life reinsurance structures would be allowed to continue in existence or, if not, the method and timing of their dissolution, as well as the cost and availability of alternative financing. At this time, given the uncertainty around these matters, we are unable to estimate the expected effects on our consolidated operations and financial position of the discontinuance of the use of captive life reinsurance subsidiaries to finance statutory reserves subject to Regulations XXX and AXXX and AG 38 in the future. If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, and potential reductions in or discontinuance of new term or universal life insurance sales, all of which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available, if at all.

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

Our long-term care insurance sales decreased 45% during the first quarter of 2014 compared to the first quarter of 2013 and decreased 15% from the fourth quarter of 2013. The lower sales in part reflected changes to our ability to generate consumer leads through affinity relationships, including the fact that effective June 1, 2013, we no longer offer AARP-branded long-term care insurance products. In 2013, we also took steps to improve our profit and risk profile with the introduction of a new product. As of March 31, 2014, this new product, which includes gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants, has been launched in 47 states. In addition, in the fourth quarter of 2013, we began filing for regulatory approval of a new product, scheduled to be launched in July 2014. As of March 31, 2014, this new product has been filed in 49 states and we have received approvals from 43 states.

We also manage risk and limit capital allocated to our long-term care insurance business through utilization of internal and external reinsurance in the form of coinsurance. We have a portion of our long-term care insurance business reinsured internally by one of our Bermuda-domiciled captive life reinsurance subsidiaries. One of our strategic priorities is to repatriate our long-term care insurance business into our U.S.-domiciled life insurance company which we are seeking to complete in the second half of 2014. There will be no impact on our U.S. generally accepted accounting principles (“U.S. GAAP”) consolidated results of operations and financial condition as the financial impact of this reinsurance eliminates in consolidation and we anticipate a small impact on our U.S. life insurance company risk-based capital ratio. In the first quarter of 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the product introduced in early 2013. External new business reinsurance levels vary and are dependent on a number of factors, including price, risk tolerance and capital levels. Over time, there can be no assurance that affordable reinsurance will continue to be available, if at all.

The annual loss ratios of our long-term care insurance business have ranged from 63% to 68% over the last five years and have been increasing over the past several years. We experience volatility in our loss ratios on a quarterly basis, which has produced loss ratios outside of the annual range, from period-to-period caused by variances in terminations, claim severity and changes in claim counts. Our rate actions may cause fluctuations in our loss ratios mainly when policyholders choose a reduced benefit option and reserves are adjusted during the period to reflect the policy modification. In addition, we evaluate claim reserves (including the underlying assumptions, e.g., morbidity) and refine our estimates from time to time which may also cause volatility in our operating results and loss ratios.

In spite of the rise in interest rates in 2013, continued low interest rates have put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments have matured and been replaced with lower yielding investments. We seek to manage the impact of low interest rates through asset-liability management and hedging long-term care insurance product cash flows. We recently expanded our hedging strategy in connection with our new long-term care insurance product launched on April 15, 2013 in order to help mitigate interest rate risk.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: price increases on our in-force liabilities; product refinements; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts have included evaluating the need for future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with an expectation of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies. Subject to regulatory approval, this premium rate increase is expected to generate approximately $250 million to $300 million of additional annual premiums when fully implemented over the next several years. We also expect our reserve levels, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the older generation products and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on certain newer generation products which remain profitable but with returns lower than original expectations. While we did not receive any additional state approvals during the first quarter of 2014, we remain on track with our expected $250 million to $300 million of additional premiums when fully implemented in 2017. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases ranging between 6% and 13% on more than $800 million in annualized in-force premiums on another series of new generation policies. As of March 31, 2014, we have received approvals in 11 states. The premium rate increases on these policies will help offset higher than priced-for loss ratios, which have been caused by lower than anticipated lapse rates and improvements in life expectancy. The approval process of an in-force rate increase and the amount and timing of the rate increase approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

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

Refinements of product offerings and related pricing, including ongoing evaluation of commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Sales of fixed annuities increased $413 million during the first quarter of 2014 compared to the first quarter of 2013. The increase in sales was a function of relatively low sales in the first quarter of 2013 driven by competitive pricing, increased penetration in the indexed annuity market and an increase in overall interest rate levels.

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

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. During 2013 and the first quarter of 2014, foreign currencies continued weakening against the U.S. dollar, which negatively impacted the underlying reported results of our international mortgage insurance business. Further weakening of foreign currencies could negatively impact future results.

In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. The unemployment rate decreased slightly during 2013 and into the first quarter of 2014 and remained near its lowest level since December 2008. We expect the unemployment rate to stay near current levels throughout 2014. Additionally, average home prices increased modestly during 2013 and into the first quarter of 2014 and we expect home prices to remain flat or increase modestly in 2014, as a balanced housing market persists. However, some market observers have expressed concerns about the strength of the Canadian housing market, and we will continue to closely monitor the market. The Bank of Canada has maintained the overnight rate at 1.0% during recent years and we expect this rate to be maintained at or near this level in 2014.

We believe the favorable macroeconomic factors in Canada are supportive of a relatively stable housing market, including the high loan-to-value mortgage market. Going forward, we expect the growth rate of the high loan-to-value market to keep pace with the growth in the overall housing resale market. We expect that the 2014 residential mortgage insurance premium opportunity for high loan-to-value mortgages will be modestly higher than in 2013, in line with the expected increase in housing resale activity and an increase in mortgage insurance premium rates by an average of 15%, which will become effective May 1, 2014.

In the 2013 federal budget, the Canadian government proposed to gradually limit the insurance of low loan-to-value mortgages to only those mortgages that will be used in the Canada Mortgage and Housing Corporation (“CMHC”) securitization programs. In addition, the Canadian government intends to prohibit the use of any taxpayer-backed insured mortgage, both high and low loan-to-value, as collateral in securitization vehicles that are not sponsored by CMHC. We are in ongoing discussions with the Canadian government as it designs the structure to implement the proposed changes. The final impact of these proposed changes on our business cannot be assessed at this time, but could impact our bulk business.

Flow new insurance written in Canada in 2013 decreased modestly primarily due to a smaller mortgage origination market, particularly for high loan-to-value refinance transactions, as a result of recent revisions to mortgage insurance eligibility rules. During the first quarter of 2014, flow new insurance written decreased compared to the fourth quarter of 2013 primarily from a harsh and prolonged winter that we believe delayed home sales in the first quarter of 2014. Flow new insurance written in the first quarter of 2014 was lower than the first quarter of 2013 primarily due to foreign exchange rate fluctuations and more severe winter weather in the current year. As our large 2007 and 2008 book years are mostly past their peak earnings period, earned premiums in Canada declined in 2013 and into the first quarter of 2014.

During 2013, losses in Canada decreased from previous levels as the total number of delinquencies and the proportion of new higher severity delinquencies declined, and we continued to realize benefits from our loss mitigation activities. Losses decreased sequentially during each of the four quarters of 2013 and into the first quarter of 2014 due to fewer new delinquencies as a result of strong credit quality of recent books and a stable economic environment, and a lower average reserve per delinquency due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation.

In Australia, the overall economy continued to expand during 2013 and into the first quarter of 2014, though at a more modest pace than in prior years, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing activity improved primarily from sustained low interest rates. The unemployment rate increased slightly during 2013, remaining close to its highest level in three years. The unemployment rate is expected to increase modestly from current levels through 2014. The overall housing market in Australia improved during 2013 and through the first quarter of 2014. During 2013, average home prices improved across all regions and during the first quarter of 2014 grew at the highest rate since early 2010. We expect average national home prices to increase modestly throughout the remainder of 2014. During recent years, the Reserve Bank of Australia has gradually lowered the official cash rate to 2.50%, with the latest interest rate cut occurring in August 2013, as Australian and global economic conditions were somewhat weaker than expected. This historically low level of interest rates is now below the low point reached during the global financial crisis when rates were lowered to 3.00%. While we do not expect cash rates to be reduced significantly from the current level in 2014, the Reserve Bank of Australia has indicated that it will continue to monitor the outlook and adjust monetary policy as needed to support the broader economy.

Total mortgage market activity in Australia improved during 2013 as consumer confidence improved and affordability rose to its highest level in recent years. In the first quarter of 2014, home price appreciation reduced housing affordability, but demand for housing activity was driven by low interest rates, limited new supply and population growth. This growth was also reflected in the higher loan-to-value mortgage origination market, and has underpinned improving levels of flow new insurance written throughout 2013. Earned premiums in Australia increased during 2013 and the first quarter of 2014 (excluding foreign exchange impacts) as a result of higher written premiums and the seasoning of our in-force block of business.

The overall delinquency rate continued to decrease during 2013 and the first quarter of 2014, ending the first quarter of 2014 at its lowest level since the end of 2008. The level and number of paid claims in 2013 and the first quarter of 2014 continued to decline due to increased borrower sales activity as well as improved severity. Losses declined sequentially throughout 2013 driven by fewer claims paid, increased borrower sales activity and improved severity. During the first quarter of 2014, losses were lower compared to the first quarter of 2013 due to a strong housing market, an elevated cure rate driven by lower interest rates and stable macroeconomic conditions.

We previously announced a plan to pursue a sale of up to 40% of our Australian mortgage insurance business, which is a strategic priority for 2014. Executing the planned sale through an IPO remains a key priority in reducing our exposure to mortgage insurance risk, rebalancing the capital among our three main mortgage insurance platforms and generating capital. As previously announced, on April 8, 2014, institutional investor education activities were commenced in Australia ahead of a possible IPO, and on April 23, 2014, our Australian mortgage insurance business filed a prospectus related to the IPO with the Australian Securities and Investments Commission. We are seeking to complete the IPO during the first half of 2014, but its execution is subject to market conditions and valuation considerations, including business performance.

This document is not intended for circulation or distribution in Australia and does not constitute a prospectus or an offer to sell, or a solicitation of an offer to buy, any shares in Australia, the United States or any other jurisdiction. A prospectus has been filed with the Australian Securities and Investments Commission. The shares referred to in this document will not be and have not been registered under the U.S. Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The overall economic environment in Europe began recovering in the second quarter of 2013 and is expected to continue to improve in 2014, but remains fragile. As a result of the lingering economic recession, we have seen an elevated number of delinquencies and lower cures, most notably in Ireland, contributing to losses in our European mortgage insurance business. In Ireland, we experienced increased delinquencies and reserves at the beginning of 2013 but more recently have observed a moderate improvement primarily driven by our loss mitigation efforts and lower number of new delinquencies. In the fourth quarter of 2013, lender settlements, primarily in Ireland, reduced delinquencies by approximately 2,400 and the outstanding risk in-force in Ireland by approximately 50%. For the remainder of 2014, we expect to continue our strategy of only writing new business in Italy, Finland, Germany and the United Kingdom.

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

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by the following factors: competitor actions; unemployment; underemployment; other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations, the inventory of unsold homes, lender modification and other servicing efforts; and resolution of pending or any future litigation among other items. The impact of prior years’ weakness and uncertainty in the domestic economy, related levels of unemployment and underemployment and resulting increase in foreclosures, the number of borrowers seeking loan modifications and the level of housing inventories with the related impact on home values, all combined to contribute adversely to the performance of our insured portfolio relating to our 2005 through 2008 book years. Going forward, we expect moderate economic growth characterized by ongoing modest improvement in home values coupled with an expectation that unemployment and underemployment levels will continue to gradually decrease over time. Our profitability expectations are subject to the continued recovery of the U.S. housing market, the extent of seasonality that has been historically experienced in the second half of the year, and certain other items such as the cost of resolution of pending litigation.

Prior to 2012, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, came together to drive a smaller mortgage origination market. During this same period, the private mortgage insurance penetration rate was driven down by growth in the Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE guarantee fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. Driven by lower interest rates and a strong refinancing market, the mortgage originations market recovered and strengthened during 2012 and 2013. During this same period, the private mortgage insurance industry saw its market penetration rate improve as the private mortgage insurance industry became more competitive versus the FHA alternative driven in part by FHA price, risk management and cancelability actions. In the first quarter of 2014, mortgage originations were lower as a result of expected seasonal trends, lower refinance activity and adverse weather conditions throughout much of the United States while the private mortgage insurance penetration rate was flat quarter over quarter. In addition, the most recent FHA price increase, which was effective April 1, 2013, continues to have a favorable impact on private mortgage insurance competitiveness going forward. The positive impact to private mortgage insurance demand caused by this pattern has been offset in part by the increase in the cost of loans sold to the GSEs, which are insured by private mortgage insurance, that has resulted from increased GSE loan level fees compared to FHA insured loans which are not subject to GSE fees. In early 2014, the newly appointed director of the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was considering proposed increases to GSE loan level fees. Further GSE guarantee or loan level fee increases could limit the demand for or competitiveness of private mortgage insurance. Considering both of these trends, as the mortgage originations market moves from a higher level of refinancing activities to that of a higher purchase origination market, we continue to believe the private mortgage insurance industry is likely to regain market share over time.

Our U.S. mortgage insurance market share in the first quarter of 2014 remained flat with the fourth quarter of 2013 driven in part by the impact of competitor pricing and underwriting guidelines. Our recent principal sources of competition include other private mortgage guaranty insurers, but we cannot predict the impact on our business of the change in the mix of private mortgage guaranty insurer competition following the financial crisis when certain legacy competitors ceased writing new business while other new entrants began writing business in recent periods. Even though home affordability is above historical levels in certain regions of the United States, an ongoing rise in interest rates may slow the housing recovery. Conversely, rising interest rates and resulting slowing down of refinance activity levels improves the persistency levels of our insured portfolio as fewer loans pay off and corresponding mortgage insurance coverage remains in force. The positive effect on home prices caused by recent investor purchases of existing housing may also abate, further slowing housing recovery momentum. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. In October 2013, and in addition to the pricing and guideline changes that we announced in September 2013, we announced further reduced pricing and expanded underwriting guidelines that are more in line with industry prices and guideline standards, which we believe over time will increase our competitiveness in the mortgage insurance market while maintaining what we believe will be a profitable book of business. As of March 31, 2014, loans modified through the Home Affordable Refinance Program (“HARP”), accounted for approximately $0.6 billion of insurance in the first quarter of 2014, and are treated as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default.

In June 2013, the Federal Housing Finance Agency announced strategic priorities for the GSEs and indicated that there could be changes to the MI Eligibility Standards. We expect these changes could increase capital or asset requirements for mortgage insurers, including our U.S. mortgage insurance subsidiaries. Currently, we understand that these new eligibility standards are under review by certain state regulatory insurance commissioners. While we have no clarity with respect to when these new eligibility standards will be effective and implemented, we do expect that these new standards may be released to the mortgage guaranty industry for review during 2014. The NAIC is also reviewing the current Mortgage Guaranty Model Act, including minimum capital and surplus requirements for mortgage insurers through the Mortgage Guaranty Insurance Working Group (the “MGIWG”). The MGIWG has not established a date by which it must make proposals to change such requirements. However, as we learn more specific information about these activities, we continue to assess the potential impact, if any, that these new standards and requirements may have on our U.S. mortgage insurance business and evaluate the options potentially available to meet these new GSE requirements and any legislative or regulatory measures adopted as a result of the NAIC recommendations.

Effective July 2013, Fannie Mae no longer purchases loans with down payments of less than 5% (subject to certain limited exceptions). Freddie Mac has had a similar policy in place since June 2011. We believe this will limit the demand for private mortgage insurance on loans with down payments below 5%. In addition, FHFA issued for comment a proposal to reduce GSE loan limits. Comments on that proposal were due in March 2014 and the FHFA has not yet issued a final determination. If implemented, these actions could also limit demand for mortgage loans with private mortgage insurance coverage. In August 2013, U.S. federal regulators issued a notice of revised proposed rules to implement the credit risk retention provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised rules propose to define “qualified residential mortgages” to include low-down-payment mortgage loans, which is consistent with the definition of “qualified mortgages” that is already adopted by the Consumer Financial Protection Bureau (“CFPB”). If finalized, this rule would have the effect of including many low-down-payment mortgage loans within the definition of qualified residential mortgage, which could increase the demand for mortgage loans with private mortgage insurance coverage. We also continue to believe that the mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards, loan limits or related reforms.

While we continue to experience an ongoing decrease in the level of new delinquencies, the performance of our portfolio continues to be adversely affected by our 2005 through 2008 book years, although we believe these loans peaked in their delinquency development during the first quarter of 2010. While this amount has declined from prior years, delinquencies for these book years continue as the principal source of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. While foreclosure starts continue at a pace higher than foreclosure start levels in periods before mid-2010, we are seeing a decline in the number of foreclosure starts currently, which we believe is in part a result of the implementation of a new CFPB mortgage servicing rule (the “CFPB Rule”) that requires lenders and servicers to defer foreclosure starts until a borrower is at least 120-days delinquent to permit possible loan modification or workout solutions. We believe the deferral of the foreclosure start date, coupled with the CFPB Rule’s early intervention provisions that require a lender or servicer to utilize good faith efforts to establish live contact with delinquent borrowers and provide written notice of available loss mitigation options, may result in additional loan workout or modification solutions that would ultimately reduce the number of foreclosure actions from these early stage delinquencies. This decrease in the number of foreclosure starts, along with the declining rate at which foreclosures are initiated, were consistent with the current lower level of early stage or pre-foreclosure delinquencies within our delinquency inventory. In addition, we saw differences in performance among loan servicers regarding the ability to modify loans and avoid foreclosure. Moreover, a lengthening of the foreclosure process itself particularly in judicial foreclosure states has led to increased claims expense relative to foreclosures conducted in the pre-financial crisis environment. Depending on how experience evolves, we may need to adjust our reserve frequency or severity assumptions which could either increase or decrease reserves over time as experience from these programs emerges.

Expanded efforts in the mortgage servicing market to modify loans and improved performance of our 2009 through 2013 book years compared with the performance of prior book years, coupled with the diminished impact of our 2005 through 2008 book years as those loans are resolved, resulted in continued reductions in overall delinquency levels through 2013 and through the three months ended March 31, 2014. As the aging of delinquencies continued to increase through the three months ended March 31, 2014, loan modification efforts have continued to remain more difficult to complete. Both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to meet the debt service on the mortgage loans going forward, we have seen the level of ongoing loan modification actions moderating during 2011 through the first quarter of 2014 compared with the levels we experienced during preceding periods. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans. However, we further expect the rate at which we modify delinquent loans to remain steady as new programs take effect and the overall economy continues improving over time.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, resulted in an estimated reduction of expected losses of $114 million and $159 million, respectively, including $83 million and $85 million, respectively, from workouts and loan modifications during the three months ended March 31, 2014 and 2013.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modification activities and reviews of loan servicing and claims administration compliance from which we expect a majority of our loss mitigation benefits to arise going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot give assurance on the extent or level at which such claim curtailments will continue. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to result in fewer modifications as alternative programs have gained momentum. With lower benefits from government-sponsored programs and the impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. Recently, the Obama Administration announced that it would extend HAMP through December 31, 2015, and expand borrower eligibility by adjusting certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP are being increased and, for the first time, will be offered to the GSEs. However, to date, the GSEs are not participating in this program. While the impact of the these program extensions to date has remained positive, there can be no assurance that the increase in the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in avoiding foreclosure. In addition, while borrowers who benefitted from loan modifications under HAMP were provided mortgage payment relief through substantial interest rate reductions, beginning in the third quarter of 2014, those same borrowers will begin to experience a gradual interest rate increase of up to 1% a year until their mortgage interest rate adjusts to the market rate at the time of their loan modification. These interest rate resets are in accordance with the terms and conditions agreed to at the time of the underlying HAMP loan modification. While the government and the mortgage services industry remain committed to working with borrowers under this program, we cannot predict how these HAMP interest rate resets will affect the successes achieved under this program or if the resulting effect of avoiding foreclosure is sustainable over time once the impact of the rate reset process evolves. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward. We expect the primary source of new reserves and losses to come from new delinquencies.

We have lender captive reinsurance programs in place in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary. All of our captive reinsurance arrangements are in runoff with no new books of business being added going forward. However, while we have no plans currently to expand our lender captive reinsurance program, we will continue to consider appropriate new third-party reinsurance arrangements.

As of March 31, 2014, GEMICO’s risk-to-capital ratio was below the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), which is GEMICO’s domestic insurance regulator. Fifteen other states maintain similar risk-to-capital requirements. As of March 31, 2014, GEMICO’s risk-to-capital ratio was approximately 18.4:1, compared with a risk-to-capital ratio of approximately 19.3:1 as of December 31, 2013. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time. We expect to continue to manage GEMICO’s risk-to-capital ratio to be below the maximum regulatory requirement.

As previously disclosed, Genworth Financial contributed $300 million of cash to our U.S. mortgage holding company in the fourth quarter of 2013. We anticipate the $300 million currently held by our U.S. mortgage holding company will be further contributed to GEMICO, to the extent needed, for the benefit of its capital position after the changes to the asset and capital requirements in the revised GSE MI Eligibility Standards are finalized. We will also evaluate the overall performance of our U.S. mortgage insurance business and conditions existing in the U.S. mortgage insurance industry at the time we decide to make the contribution. If the $300 million had been contributed to GEMICO, its risk-to-capital ratio as of March 31, 2014 would have been lower by approximately four points under the current risk-to-capital framework. In addition to the available funds held at the U.S. mortgage holding company, we have various potential alternatives available to us to manage GEMICO’s future capital position, including organic earnings growth; utilization of a portion of available deferred tax assets; reinsurance transactions; use of proceeds from the planned Australian IPO; issuance of convertible or exchangeable securities at the Genworth Financial and/or the Genworth Holdings levels; and other options that may be available. While there is no assurance that our U.S. mortgage insurance subsidiaries would meet any revised GSE capital-related requirements by their effective date, we currently believe that we could implement one or more of these alternatives so that we would continue to be an eligible provider of mortgage insurance after any new GSE capital-related requirements would be in effect.

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

Consumer lending levels in Europe remain challenged particularly given concerns regarding various European economies and the lingering effect of the European debt crisis. Unemployment rates in the first quarter of 2014 remained at levels experienced in the fourth quarter of 2013 with regional variation; however, in aggregate, European gross domestic product continued to grow in the first quarter of 2014, building on the growth in the second half of 2013 and reversing the negative trend experienced in the first half of 2013.

Net operating income of our lifestyle protection insurance business in the three months ended March 31, 2014 increased slightly from the three months ended March 31, 2013 as favorable taxes and higher premiums were partially offset by higher losses and lower net investment income. New claim registrations decreased 17% in the three months ended March 31, 2014 from 2013 levels. We could experience higher losses if claim registrations increase, particularly with continued high unemployment in Europe. Our loss ratio for the three months ended March 31, 2014 was 26% compared to 24% for three months ended March 31, 2013 as premiums and losses increased.

In Southern Europe, stressed economies have resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined, while in Northern Europe consumer lending levels have stabilized. We have strengthened our focus in Europe on key strategic client relationships and are de-emphasizing our distribution with some other distributors where we are not expecting to achieve desired sales and profitability levels. This focus should enable us to better serve our strategic clients and promote improved profitability and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured agreements with large insurance partners in both of these regions. We are currently working with these partners to establish product, distribution and servicing capabilities and are now actively selling products in Peru, Colombia and Mexico.

Assuming the economies and lending environment in Europe are stable and do not improve in the near term, we expect our lifestyle protection insurance business to produce only slightly positive earnings in 2014. With our focus on enhanced distribution capabilities in Europe and growth in select new markets, we anticipate these efforts, coupled with sound risk and cost management disciplines, should, over time, improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending in Europe. However, depending on the economic situation in Europe, we could experience declines in sales and operating results.

Distributor conduct associated with the sale of payment protection insurance products is currently under regulatory scrutiny in Ireland and Italy. While the outcome of these reviews is unknown at this time and our distributors are not Genworth employees, the outcome could impact how the product is distributed and could have a negative impact on our sales.

Runoff

Results of our Runoff segment are affected by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality, policyholder loan activity, policyholder surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our operating performance, regulatory capital requirements, distributable earnings and liquidity.

In January 2011, we discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. Since then, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to help mitigate impacts related to equity market volatility and interest rate risks, in the future, we may pursue reinsurance opportunities to further mitigate volatility in results and manage capital.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$1,307	$1,261	$46	4%
Net investment income	805	814	(9)	(1)%
Net investment gains (losses)	(17)	(61)	44	72%
Insurance and investment product fees and other	227	289	(62)	(21)%

Total revenues	2,322	2,303	19	1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,194	1,201	(7)	(1)%
Interest credited	183	184	(1)	(1)%
Acquisition and operating expenses, net of deferrals	378	433	(55)	(13)%
Amortization of deferred acquisition costs and intangibles	134	122	12	10%
Interest expense	127	126	1	1%

Total benefits and expenses	2,016	2,066	(50)	(2)%

Income from continuing operations before income taxes	306	237	69	29%
Provision for income taxes	87	76	11	14%

Income from continuing operations	219	161	58	36%
Loss from discontinued operations, net of taxes	—	(20)	20	100%

Net income	219	141	78	55%
Less: net income attributable to noncontrolling interests	35	38	(3)	(8)%

Net income available to Genworth Financial, Inc.’s common stockholders	$184	$103	$81	79%

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•	Our U.S. Life Insurance segment increased $52 million primarily attributable to our long-term care insurance business largely related to $22 million of increased premiums from in-force rate actions, $16 million of unfavorable adjustments in the prior year that did not recur and growth of our in-force block from new sales in the current year.

•	Our International Protection segment increased $10 million, including an increase of $3 million attributable to changes in foreign exchange rates, primarily due to higher volume driven by growth in France from a new client in the current year and a favorable adjustment of $4 million related to German premium taxes, partially offset by lower premiums from our runoff clients.

•	Our U.S. Mortgage Insurance segment increased $3 million mainly attributable to higher average flow insurance in-force and lower ceded premiums in the current year.

•	Our International Mortgage Insurance segment decreased $19 million, including a decrease of $27 million attributable to changes in foreign exchange rates. In Australia, premiums decreased $4 million, including a decrease of $16 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased in Australia primarily as a result of the seasoning of our in-force blocks of business as larger, newer books reach their peak earnings period and higher premiums resulting from policy cancellations, partially offset by higher ceded reinsurance premiums in the current year. This increase was partially offset by $14 million of lower premiums in Canada primarily driven by the seasoning of our larger 2007 and 2008 in-force blocks of business, which are past their peak earnings period.

Net investment income. Net investment income represents the income earned on our investments. Annualized weighted-average investment yields were 4.6% and 4.7% for the three months ended March 31, 2014 and 2013, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields, partially offset by $9 million of higher gains related to limited partnerships in the current year. The three months ended March 31, 2014 included a decrease of $10 million attributable to changes in foreign exchange rates.

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

•	We recorded $1 million of net other-than-temporary impairments during the three months ended March 31, 2014 as compared to $12 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, we recorded $1 million of impairments related to commercial mortgage loans. Of total impairments during the three months ended March 31, 2013, $6 million related to structured securities, including $3 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million for the three months ended March 31, 2013.

•	Net investment losses related to derivatives of $21 million during the three months ended March 31, 2014 were primarily associated with guaranteed minimum withdrawal benefit (“GMWB”) losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation, which were partially offset by non-derivative investment gains on trading securities. In addition, there were losses related to derivatives used to hedge foreign currency risk associated with assets held and expected dividend payments from certain foreign subsidiaries, as well as losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. Net investment losses related to derivatives of $42 million during the three months ended March 31, 2013 were primarily attributable to GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the Standard & Poor’s Financial Services, LLC (“S&P”) index and policyholder funds underperforming underlying variable annuity funds as compared to market indices.

•	Net losses related to the sale of available-for-sale securities decreased $10 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We also recorded $2 million of higher net gains related to trading securities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

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

•	Corporate and Other activities decreased $43 million attributable to the sale of our reverse mortgage business on April 1, 2013.

•	Our U.S. Life Insurance segment decreased $17 million predominately from our life insurance business related to unfavorable mortality and a decrease in our universal life insurance in-force block in the current year.

•	Our International Mortgage Insurance segment increased $2 million from non-functional currency transactions attributable to changes in foreign exchange rates in the current year related to a reinsurance transaction in Canada.

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

•	Our International Mortgage Insurance segment decreased $53 million, including a decrease of $5 million attributable to changes in foreign exchange rates. In Australia, losses decreased $31 million primarily driven by improved aging of our existing delinquencies and lower new delinquencies, net of cures, in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $18 million primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation. Other Countries decreased $4 million primarily from lower delinquencies, net of cures, and improved aging on our existing delinquencies in the current year.

•	Our U.S. Mortgage Insurance segment decreased $21 million primarily driven by fewer new delinquencies and improvements in net cures and aging on existing delinquencies, partially offset by a net reserve strengthening of $17 million in the current year. In the first quarter of 2014, we strengthened reserves to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. However, overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefitted $11 million during the current year from improvements in net cures and aging.

•	Our U.S. Life Insurance segment increased $56 million. Our long-term care insurance business increased $36 million primarily from the aging and growth of our in-force block, $25 million of favorable adjustments in the prior year that did not recur, lower claim terminations and higher reserves related to certain policies with survivorship benefits in the current year. These increases were partially offset by reduced benefits of $42 million from in-force rate actions in the current year. In addition, reserves for prior year claims increased $8 million mainly from a decrease in claim terminations in the current year. Our life insurance business increased $17 million primarily related to higher mortality experience resulting in an increase in frequency in our term life insurance products and higher severity of claims in our term universal and universal life insurance products in the current year. Our term life insurance mortality, while still favorable to pricing, was unfavorable to the prior year. Mortality in our term universal and universal life insurance products was unfavorable to pricing and to the prior year. These increases were partially offset by a decrease in the growth of our term universal life insurance reserves as we no longer offer this product. Our fixed annuities business increased $3 million largely attributable to unfavorable mortality in the current year.

•	Our International Protection segment increased $7 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily driven by higher reserves in France from a new client in the current year, partially offset by a decline in new claim registrations in the current year.

•	Our Runoff segment increased $4 million primarily attributable to an increase in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to less favorable equity market performance in the current year.

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

•	Corporate and Other activities decreased $43 million primarily attributable to $46 million as a result of the sale of our reverse mortgage business on April 1, 2013, partially offset by higher net expenses after allocations to our operating segments in the current year.

•	Our U.S. Mortgage Insurance segment decreased $6 million decreased primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•	Our Runoff segment increased $24 million related to our variable annuity products mostly from lower net investment losses and less favorable equity performance in the current year.

•	Our U.S. Life Insurance segment decreased $12 million principally related to our life insurance business mostly attributable to unfavorable mortality in our universal life insurance products in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

Provision for income taxes. The effective tax rate decreased to 28.4% for the three months ended March 31, 2014 from 32.1% for the three months ended March 31, 2013. The decrease in the effective tax rate was primarily attributable to favorable tax adjustments of $15 million recorded in the current year, including changes in valuation allowances, and tax favored investments. These decreases were partially offset by the tax effects of stock-based compensation expense and lower taxed foreign income in the current year. The three months ended March 31, 2014 included a decrease of $6 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties.

Net income available to Genworth Financial, Inc.’s common stockholders. We had higher net income available to Genworth Financial, Inc.’s common stockholders primarily related to lower losses in our international mortgage and U.S. mortgage insurance businesses from lower new delinquencies. The increase was also attributable to lower net investment losses, higher tax benefits and $40 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in the current year. The prior year also included $20 million of a loss from discontinued operations, net of taxes, related to the sale of our wealth management business that was sold in August 2013. These increases were partially offset by overall lower net investment income and higher mortality in our life insurance business in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2014 was a decrease of $16 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income

Net operating income for the three months ended March 31, 2014 and 2013 was $194 million and $151 million, respectively. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments and gains (losses) on the sale of businesses, the early extinguishment of debt and insurance block transactions are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

The following table includes a reconciliation of net income to net operating income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Net income	$219	141
Less: net income attributable to noncontrolling interests	35	38

Net income available to Genworth Financial, Inc.’s common stockholders	184	103
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	10	28
Loss from discontinued operations, net of taxes	—	20

Net operating income	$194	$151

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2014	2013
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.37	$0.25

Diluted	$0.37	$0.25

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.37	$0.21

Diluted	$0.37	$0.21

Net operating income per common share:
Basic	$0.39	$0.31

Diluted	$0.39	$0.30

Weighted-average common shares outstanding:
Basic	495.8	492.5

Diluted	502.7	496.8

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for term life and long-term care insurance products; (2) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (3) 10% of premium deposits for linked-benefits products; (4) new and additional premiums/deposits for fixed annuities; (5) new insurance written for mortgage insurance; and (6) net premiums written for our lifestyle protection insurance business. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums/deposits, premium equivalents, new premiums/deposits, new insurance written and net premiums written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

U.S. Life Insurance Division

Division results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our U.S. Life Insurance Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
U.S. Life Insurance segment:
Life insurance	$21	$36	$(15)	(42)%
Long-term care insurance	46	20	26	130%
Fixed annuities	27	29	(2)	(7)%

U.S. Life Insurance segment	94	85	9	11%

Total net operating income	94	85	9	11%
Adjustment to net operating income:
Net investment gains (losses), net of taxes and other adjustments	1	(8)	9	113%

Net income available to Genworth Financial, Inc.’s common stockholders	$95	$77	$18	23%

U.S. Life Insurance segment

Segment results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$759	$707	$52	7%
Net investment income	660	638	22	3%
Net investment gains (losses)	3	(12)	15	125%
Insurance and investment product fees and other	171	188	(17)	(9)%

Total revenues	1,593	1,521	72	5%

Benefits and expenses:
Benefits and other changes in policy reserves	1,030	974	56	6%
Interest credited	154	152	2	1%
Acquisition and operating expenses, net of deferrals	161	163	(2)	(1)%
Amortization of deferred acquisition costs and intangibles	75	87	(12)	(14)%
Interest expense	21	23	(2)	(9)%

Total benefits and expenses	1,441	1,399	42	3%

Income from continuing operations before income taxes	152	122	30	25%
Provision for income taxes	57	45	12	27%

Income from continuing operations	95	77	18	23%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(1)	8	(9)	(113)%

Net operating income	$94	$85	$9	11%

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Life insurance	$21	$36	$(15)	(42)%
Long-term care insurance	46	20	26	130%
Fixed annuities	27	29	(2)	(7)%

Total net operating income	$94	$85	$9	11%

Net operating income

•	Our life insurance business decreased $15 million principally as a result of higher mortality experience from an increase in frequency in our term life insurance products and higher severity of claims in our universal life insurance products in the current year.

•	Our long-term care insurance business increased $26 million largely attributable to $40 million of increased premiums and reduced benefits from in-force rate actions and a $5 million favorable correction to investment amortization for preferred stock in the current year. These increases were partially offset by lower claim terminations, $6 million of net favorable adjustments in the prior year that did not recur and higher reserves related to certain policies with survivorship benefits in the current year.

•	Our fixed annuities business decreased $2 million primarily related to unfavorable mortality in the current year.

Revenues

Premiums. The increase was attributable to our long-term care insurance business largely related to $22 million of increased premiums from in-force rate actions, $16 million of unfavorable adjustments in the prior year that did not recur and growth of our in-force block from new sales in the current year.

Net investment income

•	Our life insurance business decreased $3 million primarily due to lower bond calls and mortgage loan prepayments in the current year.

•	Our long-term care insurance business increased $26 million largely from an increase in average invested assets due to growth of our in-force block and an $8 million favorable correction to investment amortization for preferred stock in the current year. Net investment income also included $5 million of higher gains from limited partnerships in the current year.

•	Our fixed annuities business decreased $1 million as lower reinvestment yields were mostly offset by $4 million of higher gains from limited partnerships and $2 million of higher bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	In the current year, net investment gains of $1 million in our life insurance business were primarily related to net gains from the sale of investment securities. Net investment losses of $4 million in the prior year were mainly from net losses from the sale of investment securities and impairments.

•	In the current year, derivative gains in our long-term care insurance business were offset by net investment losses from the sale of investment securities. In the prior year, net investment losses of $3 million were largely related to impairments.

•	In the current year, net investment gains of $2 million in our fixed annuities business were principally related to derivative gains, partially offset by impairments and net losses from the sale of investment securities. Net investment losses of $5 million in the prior year were primarily related to impairments and net losses from the sale of investment securities, partially offset by derivative gains.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business largely related to unfavorable mortality and a decrease in our universal life insurance in-force block in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our life insurance business increased $17 million primarily related to higher mortality experience resulting in an increase in frequency in our term life insurance products and higher severity of claims in our term universal and universal life insurance products in the current year. Our term life insurance mortality, while still favorable to pricing, was unfavorable to the prior year. Mortality in our term universal and universal life insurance products was unfavorable to pricing and to the prior year. These increases were partially offset by a decrease in the growth of our term universal life insurance reserves as we no longer offer this product.

•	Our long-term care insurance business increased $36 million primarily from the aging and growth of our in-force block, $25 million of favorable adjustments in the prior year that did not recur, lower claim terminations and higher reserves related to certain policies with survivorship benefits in the current year. These increases were partially offset by reduced benefits of $42 million from in-force rate actions in the current year. In addition, reserves for prior year claims increased $8 million mainly from a decrease in claim terminations in the current year.

•	Our fixed annuities business increased $3 million largely attributable to unfavorable mortality in the current year.

Amortization of deferred acquisition costs and intangibles. The decrease in amortization of deferred acquisition costs and intangibles was primarily related to our life insurance business mostly attributable to unfavorable mortality in our universal life insurance products in the current year.

Provision for income taxes. The effective tax rate increased to 37.5% for the three months ended March 31, 2014 from 36.9% for the three months ended March 31, 2013. The increase in the effective tax rate was primarily attributable to higher state taxes in the current year.

U.S. Life Insurance selected operating performance measures

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Term and whole life insurance
Net earned premiums	$183	$181	$2	1%
Sales	13	4	9	NM (1)
Life insurance in-force, net of reinsurance	338,372	338,014	358	—%
Life insurance in-force before reinsurance	523,925	534,194	(10,269)	(2)%
Term universal life insurance
Net deposits	$69	$70	$(1)	(1)%
Sales	—	1	(1)	(100)%
Life insurance in-force, net of reinsurance	131,256	136,222	(4,966)	(4)%
Life insurance in-force before reinsurance	132,294	137,297	(5,003)	(4)%
Universal life insurance
Net deposits	$128	$145	$(17)	(12)%
Sales:
Universal life insurance	6	9	(3)	(33)%
Linked-benefits	2	2	—	—%
Life insurance in-force, net of reinsurance	42,814	44,051	(1,237)	(3)%
Life insurance in-force before reinsurance	49,418	50,906	(1,488)	(3)%
Total life insurance
Net earned premiums and deposits	$380	$396	$(16)	(4)%
Sales:
Term and whole life insurance	13	4	9	NM (1)
Term universal life insurance	—	1	(1)	(100)%
Universal life insurance	6	9	(3)	(33)%
Linked-benefits	2	2	—	—%
Life insurance in-force, net of reinsurance	512,442	518,287	(5,845)	(1)%
Life insurance in-force before reinsurance	705,637	722,397	(16,760)	(2)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term and whole life insurance

Net earned premiums increased primarily related to higher sales of our term life insurance product in the current year. Sales of our term life insurance product have increased in the current year from modified pricing and improved service platforms. Our life insurance in-force, net of reinsurance, increased primarily from sales growth of our term life insurance products and lower ceded reinsurance in the current year. Our life insurance in-force before reinsurance decreased from the runoff of our term life insurance products issued prior to resuming sales of these products and the runoff of our whole life insurance products.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits and sales decreased from our modification and re-pricing of certain product offerings in response to regulatory changes. Our life insurance in-force decreased primarily from lower sales and deposits in the current year.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net earned premiums:
Individual long-term care insurance	$539	$490	$49	10%
Group long-term care insurance	26	23	3	13%

Total	$565	$513	$52	10%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$21	$35	$(14)	(40)%
Group long-term care insurance	1	5	(4)	(80)%

Annualized first-year premiums and deposits	$22	$40	$(18)	(45)%

Loss ratio (1)	63%	66%	(3)%

(1)	In the second quarter of 2013, we revised our methodology for calculating tabular interest to a policy level calculation, which impacted the reported loss ratio. The change in the calculation for tabular interest had no impact on reserves, benefits or net operating income as it reflected a reclassification between components of the total change in policy reserves. Tabular interest is one of several components that make up the total change in policy reserves. The loss ratio for the prior period has been adjusted lower by three points to approximate the new calculation for tabular interest to make the prior period more comparable with the current calculation.

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased mainly attributable to $22 million of increased premiums from in-force rate actions, $16 million of unfavorable adjustments in the prior year that did not recur and growth of our in-force block from new sales in the current year.

Annualized first-year premiums and deposits decreased principally from changes in pricing and product options previously announced.

The loss ratio decreased for the three months ended March 31, 2014 compared to the prior year largely from $64 million of increased premiums and reduced benefits from in-force rate actions in the current year. This decrease was partially offset by $9 million of favorable adjustments in the prior year that did not recur, lower claim terminations and higher reserves related to certain policies with survivorship benefits in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2014	2013
Single Premium Deferred Annuities
Account value, beginning of period	$11,807	$11,038
Deposits	496	68
Surrenders, benefits and product charges	(312)	(302)

Net flows	184	(234)
Interest credited	79	77

Account value, end of period	$12,070	$10,881

Single Premium Immediate Annuities
Account value, beginning of period	$5,837	$6,442
Premiums and deposits	49	65
Surrenders, benefits and product charges	(215)	(235)

Net flows	(166)	(170)
Interest credited	68	73
Effect of accumulated net unrealized investment gains (losses)	136	(26)

Account value, end of period	$5,875	$6,319

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,093	$1,101
Surrenders, benefits and product charges	(15)	(15)

Net flows	(15)	(15)
Interest credited	14	15

Account value, net of reinsurance, end of period	$1,092	$1,101

Total premiums from fixed annuities	$11	$13

Total deposits from fixed annuities	$534	$120

Single Premium Deferred Annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales have increased driven by competitive pricing while maintaining targeted returns.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities increased as unrealized gains, interest credited and premiums and deposits exceeded benefits. Sales continued to be pressured under current market conditions and from continued low interest rates.

Structured Settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Global Mortgage Insurance Division

Division results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$41	$42	$(1)	(2)%
Australia	62	46	16	35%
Other Countries	(4)	(7)	3	43%

International Mortgage Insurance segment	99	81	18	22%

U.S. Mortgage Insurance segment	33	21	12	57%

Total net operating income	132	102	30	29%
Adjustment to net operating income:
Net investment gains (losses), net of taxes and other adjustments	(1)	1	(2)	(200)%

Net income available to Genworth’s common stockholders	131	103	28	27%
Add: net income attributable to noncontrolling interests	35	38	(3)	(8)%

Net income	$166	$141	$25	18%

International Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$235	$254	$(19)	(7)%
Net investment income	74	88	(14)	(16)%
Net investment gains (losses)	(3)	3	(6)	(200)%
Insurance and investment product fees and other	2	—	2	NM (1)

Total revenues	308	345	(37)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	47	100	(53)	(53)%
Acquisition and operating expenses, net of deferrals	49	52	(3)	(6)%
Amortization of deferred acquisition costs and intangibles	15	16	(1)	(6)%
Interest expense	8	9	(1)	(11)%

Total benefits and expenses	119	177	(58)	(33)%

Income from continuing operation before income taxes	189	168	21	13%
Provision for income taxes	56	48	8	17%

Income from continuing operations	133	120	13	11%
Less: net income attributable to noncontrolling interests	35	38	(3)	(8)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	98	82	16	20%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net of taxes and other adjustments	1	(1)	2	200%

Net operating income	$99	$81	$18	22%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Canada	$41	$42	$(1)	(2)%
Australia	62	46	16	35%
Other Countries	(4)	(7)	3	43%

Total net operating income	$99	$81	$18	22%

Net operating income

•	The three months ended March 31, 2014 included decreases of $4 million and $12 million attributable to changes in foreign exchange rates in Canada and Australia, respectively.

•	Our Canadian mortgage insurance business decreased primarily attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net operating income increased primarily from lower losses in the current year.

•	Our Australian mortgage insurance business increased primarily from lower losses, partially offset by higher tax expense and a decrease attributable to changes in foreign exchange rates in the current year.

•	Other Countries’ net operating loss decreased mainly from lower losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $14 million, including a decrease of $11 million attributable to changes in foreign exchange rates, primarily driven by the seasoning of our larger 2007 and 2008 in-force blocks of business, which are past their peak earnings period.

•	Our Australian mortgage insurance business decreased $4 million, including a decrease of $16 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period and higher premiums resulting from policy cancellations, partially offset by higher ceded reinsurance premiums in the current year.

Net investment income. The decrease in net investment income was primarily due to lower reinvestment yields in Australia. The three months ended March 31, 2014 included a decrease of $10 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The decrease was primarily from lower net investment gains related to sales of securities in the current year and derivative losses primarily from hedging non-functional currency transactions related to a reinsurance transaction in Canada.

Insurance and investment product fees and other. The increase was due to non-functional currency transactions attributable to changes in foreign exchange rates in the current year related to a reinsurance transaction in Canada.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $18 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation.

•	Our Australian mortgage insurance business decreased $31 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily driven by improved aging of our existing delinquencies and lower new delinquencies, net of cures, in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment.

•	Other Countries decreased $4 million primarily from lower new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals. Our Australian mortgage insurance business decreased $5 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily associated with lower operating expenses related to contract fees, partially offset by higher employee compensation and benefit expenses in the current year.

Provision for income taxes. The effective tax rate increased to 29.6% for the three months ended March 31, 2014 from 28.6% for the three months ended March 31, 2013. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The three months ended March 31, 2014 included a decrease of $6 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Primary insurance in-force:
Canada	$291,900	$284,700	$7,200	3%
Australia	281,000	299,000	(18,000)	(6)%
Other Countries	26,200	31,400	(5,200)	(17)%

Total	$599,100	$615,100	$(16,000)	(3)%

Risk in-force:
Canada	$102,200	$99,700	$2,500	3%
Australia	98,300	104,600	(6,300)	(6)%
Other Countries	3,700	4,200	(500)	(12)%

Total	$204,200	$208,500	$(4,300)	(2)%

New insurance written:
Canada	$5,800	$5,700	$100	2%
Australia	7,800	7,900	(100)	(1)%
Other Countries	400	400	—	—%

Total	$14,000	$14,000	$—	—%

Net premiums written:
Canada	$77	$84	$(7)	(8)%
Australia	126	117	9	8%
Other Countries	6	5	1	20%

Total	$209	$206	$3	1%

Primary insurance in-force and risk in-force

Our businesses in Australia and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia and Canada. For the three months ended March 31, 2014 and 2013, this factor was 35%.

In Canada, primary insurance in-force and risk in-force included decreases of $25.0 billion and $8.8 billion, respectively, attributable to changes in foreign exchange rates. The increase in Canada was primarily as a result of a flow new insurance written and bulk transactions in the current year.

In Australia, primary insurance in-force and risk in-force included decreases of $34.6 billion and $12.1 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased mainly attributable to increased flow new insurance written.

In Other Countries, primary insurance in-force and risk in-force included increases of $1.5 billion and $200 million, respectively, attributable to changes in foreign exchange rates, respectively. The decrease in Other Countries was mainly attributable to lender settlements, primarily in Ireland, in the fourth quarter of 2013.

New insurance written

New insurance written in Canada increased primarily as a result of higher bulk transactions in the current year, partially offset by lower flow new insurance written due to a smaller market that was influenced by the severe and prolonged winter season resulting in lower loan originations in the current year. The current year included a decrease of $600 million attributable to changes in foreign exchange rates in Canada.

The decline in new insurance written in Australia was primarily driven by a decrease of $1.3 billion attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, new insurance written in Australia increased primarily from higher housing market activity as interest rates remained low in the current year.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2014, our unearned premium reserves were $2,772 million, including a decrease of $200 million attributable to changes in foreign exchange rates, compared to $2,961 million as of March 31, 2013.

Net premiums written in Australia increased primarily from higher flow average price and volume. The current year included a decrease of $21 million attributable to changes in foreign exchange rates in Australia.

In Canada, net premiums written decreased driven by a decrease of $7 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net premiums written in Canada were flat as higher premiums from bulk transactions were offset by lower flow volumes in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2014	2013	2014 vs. 2013
Loss ratio:
Canada	20%	31%	(11)%
Australia	17%	47%	(30)%
Other Countries	55%	90%	(35)%
Total	20%	39%	(19)%

Expense ratio:
Canada	39%	35%	4%
Australia	20%	27%	(7)%
Other Countries	142%	174%	(32)%
Total	30%	34%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

In Other Countries, the decrease in the loss ratio for the three months ended March 31, 2014 was primarily as a result of lower new delinquencies, net of cures, and improved aging on existing delinquencies in the current year. In Australia, the loss ratio decreased primarily attributable to lower losses from improved aging of our existing delinquencies and lower new delinquencies, net of cures, in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. The loss ratio in Canada decreased primarily from lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation.

The decrease in the expense ratio for the three months ended March 31, 2014 was primarily attributable to an increase in net premiums written in both Australia and Other Countries in the current year. In Australia, the expense ratio also decreased from lower operating expenses related to contract fees, partially offset by higher employee compensation and benefit expenses in the current year. In Canada, the expense ratio increased primarily from lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
Canada:
Primary insured loans in-force	1,549,650	1,527,554	1,428,163
Delinquent loans	1,860	1,830	1,963
Percentage of delinquent loans (delinquency rate)	0.12%	0.12%	0.14%

Flow loan in-force	1,197,083	1,187,753	1,136,321
Flow delinquent loans	1,634	1,591	1,726
Percentage of flow delinquent loans (delinquency rate)	0.14%	0.13%	0.15%

Bulk loans in-force	352,567	339,801	291,842
Bulk delinquent loans	226	239	237
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.07%	0.08%

Australia:
Primary insured loans in-force	1,477,063	1,474,181	1,448,090
Delinquent loans	5,070	4,980	5,868
Percentage of delinquent loans (delinquency rate)	0.34%	0.34%	0.41%

Flow loan in-force	1,355,635	1,350,571	1,320,701
Flow delinquent loans	4,813	4,760	5,567
Percentage of flow delinquent loans (delinquency rate)	0.36%	0.35%	0.42%

Bulk loans in-force	121,428	123,610	127,389
Bulk delinquent loans	257	220	301
Percentage of bulk delinquent loans (delinquency rate)	0.21%	0.18%	0.24%

Other Countries:
Primary insured loans in-force	190,955	193,647	198,691
Delinquent loans	9,988	10,049	12,855
Percentage of delinquent loans (delinquency rate)	5.23%	5.19%	6.47%

Flow loan in-force	113,483	113,616	141,989
Flow delinquent loans	6,599	6,442	8,961
Percentage of flow delinquent loans (delinquency rate)	5.82%	5.67%	6.31%

Bulk loans in-force	77,472	80,031	56,702
Bulk delinquent loans	3,389	3,607	3,894
Percentage of bulk delinquent loans (delinquency rate)	4.37%	4.51%	6.87%

Total:
Primary insured loans in-force	3,217,668	3,195,382	3,074,944
Delinquent loans	16,918	16,859	20,686
Percentage of delinquent loans (delinquency rate)	0.53%	0.53%	0.67%

Flow loan in-force	2,666,201	2,651,940	2,599,011
Flow delinquent loans	13,046	12,793	16,254
Percentage of flow delinquent loans (delinquency rate)	0.49%	0.48%	0.63%

Bulk loans in-force	551,467	543,442	475,933
Bulk delinquent loans (1)	3,872	4,066	4,432
Percentage of bulk delinquent loans (delinquency rate)	0.70%	0.75%	0.93%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,842 as of March 31, 2014, 4,030 as of December 31, 2013 and 4,397 as of March 31, 2013.

In Canada, flow loans in-force increased from new policies written and flow delinquent loans increased compared to December 31, 2013 as new delinquencies more than offset paid claims and cures in the current year. Bulk loans in-force increased from higher bulk transactions in the current year.

In Australia, flow loans in-force increased as a result of new policies written, partially offset by policy cancellations in the current year. Flow delinquent loans increased compared to December 31, 2013 as new delinquencies more than offset paid claims and cures.

In Other Countries, flow delinquent loans increased compared to December 31, 2013 primarily from new delinquencies, net of paid claims and cures. Flow delinquent loans decreased compared to March 31, 2013 mainly from lender settlements in Ireland in the fourth quarter of 2013.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$137	$134	$3	2%
Net investment income	18	19	(1)	(5)%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	—	1	(1)	(100)%

Total revenues	155	154	1	1%

Benefits and expenses:
Benefits and other changes in policy reserves	63	84	(21)	(25)%
Acquisition and operating expenses, net of deferrals	33	39	(6)	(15)%
Amortization of deferred acquisition costs and intangibles	2	1	1	100%

Total benefits and expenses	98	124	(26)	(21)%

Income from continuing operations before income taxes	57	30	27	90%
Provision for income taxes	24	9	15	167%

Income from continuing operations	33	21	12	57%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	—	—	—	—%

Net operating income	$33	$21	$12	57%

Net operating income

The increase in net operating income was mainly attributable to fewer new delinquencies and improvements in net cures and aging on existing delinquencies, partially offset by a net reserve strengthening of $11 million and unfavorable tax adjustments of $6 million recorded in the current year.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force and lower ceded premiums in the current year.

Net investment income decreased primarily from lower reinvestment yields in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by fewer new delinquencies and improvements in net cures and aging on existing delinquencies, partially offset by a net reserve strengthening of $17 million in the current year. In the first quarter of 2014, we strengthened reserves to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. However, overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefitted $11 million during the current year from improvements in net cures and aging.

Acquisition and operating expenses, net of deferrals, decreased primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased to 42.1% for the three months ended March 31, 2014 from 30.0% for the three months ended March 31, 2013. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits in relation to pre-tax income and changes in the state tax valuation allowance, partially offset by the loss of foreign credits and the non-deductibility of the CFPB settlement in the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Primary insurance in-force	$109,100	$109,300	$(200)	—%
Risk in-force	27,000	26,300	700	3%
New insurance written	3,900	4,700	(800)	(17)%
Net premiums written	144	135	9	7%

Primary insurance in-force and risk in-force

Primary insurance in-force decreased primarily as a result of a decline of $2.9 billion in bulk insurance in-force, which decreased from $7.1 billion as of March 31, 2013 to $4.2 billion as of March 31, 2014 from cancellations and lapses. The decrease in bulk insurance in-force was partially offset by the increase of $2.7 billion in flow insurance in-force, which increased from $102.2 billion as of March 31, 2013 to $104.9 billion as of March 31, 2014 as a result of new insurance written during 2013. In addition, risk in-force increased primarily as a result of higher flow insurance in-force, partially offset by the decline in bulk risk in-force. Flow persistency was 85% and 80% for the three months ended March 31, 2014 and 2013, respectively.

New insurance written

New insurance written decreased in the current year primarily driven by a decline in the mortgage insurance origination market. Mortgage refinance originations also remained low as a result of higher interest rates during the current year.

Net premiums written

Net premiums written increased due to lower ceded premiums in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended
	March 31,		Increase (decrease)
	2014	2013	2014 vs. 2013
Loss ratio	46%	62%	(16)%
Expense ratio	24%	30%	(6)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio was primarily attributable to fewer new delinquencies, as well as lower reserves on new delinquencies, and improved net cures and aging of existing delinquencies, partially offset by a net reserve strengthening of $17 million in the current year. In the first quarter of 2014, we strengthened reserves to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. However, overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefitted $11 million during the current year from improvements in net cures and aging.

The decrease in the expense ratio was primarily from a settlement with the CFPB to end its review of industry captive reinsurance arrangements in the prior year that did not recur.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31,	December 31,	March 31,
	2014	2013	2013
Primary insurance:
Insured loans in-force	618,442	624,236	649,570
Delinquent loans	45,861	51,459	62,804
Percentage of delinquent loans (delinquency rate)	7.42%	8.24%	9.67%

Flow loan in-force	582,553	586,546	590,051
Flow delinquent loans	43,733	49,255	59,789
Percentage of flow delinquent loans (delinquency rate)	7.51%	8.40%	10.13%

Bulk loans in-force	35,889	37,690	59,519
Bulk delinquent loans (1)	2,128	2,204	3,015
Percentage of bulk delinquent loans (delinquency rate)	5.93%	5.85%	5.07%

A minus and sub-prime loans in-force	37,714	39,307	44,873
A minus and sub-prime loans delinquent loans	8,789	10,023	11,484
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	23.30%	25.50%	25.59%

Pool insurance:
Insured loans in-force	10,710	11,354	12,558
Delinquent loans	575	628	674
Percentage of delinquent loans (delinquency rate)	5.37%	5.53%	5.37%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,434 as of March 31, 2014, 1,491 as of December 31, 2013 and 1,603 as of March 31, 2013.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States continued to experience improvement in its residential real estate market. We also have seen a decline in new delinquencies and lower foreclosure starts in the current year.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2014
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,863	$77	$437	18%
4 - 11 payments	10,940	273	445	61%
12 payments or more	21,930	822	1,088	76%

Total	43,733	$1,172	$1,970	59%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2013
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,436	$121	$523	23%
4 - 11 payments	11,854	305	486	63%
12 payments or more	23,965	851	1,178	72%

Total	49,255	$1,277	$2,187	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of March 31, 2014	Percent of total reserves as of March 31, 2014 (1)	Delinquency rate
			March 31, 2014	December 31, 2013	March 31, 2013
By Region:
Southeast (2)	20%	31%	9.85%	11.02%	13.46%
South Central (3)	16	8	5.10%	5.85%	6.79%
Northeast (4)	15	23	11.60%	12.30%	12.73%
Pacific (5)	12	10	5.77%	6.47%	8.73%
North Central (6)	11	10	6.59%	7.39%	8.99%
Great Lakes (7)	10	6	5.33%	6.03%	7.17%
New England (8)	6	5	7.15%	7.74%	9.12%
Mid-Atlantic (9)	5	5	7.32%	8.18%	9.41%
Plains (10)	5	2	4.76%	5.46%	5.99%

Total	100%	100%	7.42%	8.24%	9.67%

(1)	Total reserves were $1,355 million as of March 31, 2014.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of March 31, 2014	Percent of total reserves as of March 31, 2014 (1)	Delinquency rate
			March 31, 2014	December 31, 2013	March 31, 2013
By State:
California	7%	4%	3.78%	4.27%	6.26%
Texas	7%	3%	4.89%	5.68%	6.03%
New York	7%	11%	11.34%	11.90%	11.54%
Florida	6%	22%	17.49%	19.50%	24.46%
Illinois	5%	7%	8.73%	9.67%	13.02%
New Jersey	4%	9%	16.27%	16.76%	18.53%
Pennsylvania	4%	3%	8.67%	9.73%	10.42%
Georgia	4%	3%	7.37%	8.48%	10.63%
North Carolina	4%	2%	6.58%	7.43%	9.24%
Ohio	4%	2%	6.01%	6.69%	7.51%

(1)	Total reserves were $1,355 million as of March 31, 2014.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2014:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2003 and prior	6.43%	7.5%	$4,401	4.0%	$1,013	3.8%
2004	5.75%	5.2	2,814	2.5	672	2.5
2005	5.72%	12.5	5,448	5.0	1,448	5.4
2006	5.98%	18.0	8,161	7.5	2,067	7.7
2007	5.92%	37.5	19,231	17.6	4,816	17.9
2008	5.45%	17.5	17,237	15.8	4,346	16.2
2009	4.99%	0.6	3,227	3.0	716	2.7
2010	4.69%	0.5	4,213	3.9	978	3.6
2011	4.48%	0.4	5,672	5.2	1,389	5.2
2012	3.77%	0.2	13,463	12.3	3,287	12.2
2013	3.95%	0.1	21,358	19.6	5,159	19.2
2014	4.50%	—	3,891	3.6	956	3.6

Total portfolio	5.13%	100.0%	$109,116	100.0%	$26,847	100.0%

(1)	Total reserves were $1,355 million as of March 31, 2014.

Corporate and Other Division

Division results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our Corporate and Other Division. See below for a discussion by segment and Corporate and Other activities.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income (loss):
International Protection segment	$7	$6	$1	17%
Runoff segment	12	16	(4)	(25)%
Corporate and Other activities	(51)	(58)	7	12%

Total net operating loss	(32)	(36)	4	11%
Adjustments to net operating loss:
Net investment gains (losses), net of taxes and other adjustments	(10)	(21)	11	52%
Loss from discontinued operations, net of taxes	—	(20)	20	100%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(42)	$(77)	$35	45%

International Protection segment

Segment results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$175	$165	$10	6%
Net investment income	30	33	(3)	(9)%
Net investment gains (losses)	1	6	(5)	(83)%
Insurance and investment product fees and other	1	1	—	—%

Total revenues	207	205	2	1%

Benefits and expenses:
Benefits and other changes in policy reserves	46	39	7	18%
Acquisition and operating expenses, net of deferrals	109	110	(1)	(1)%
Amortization of deferred acquisition costs and intangibles	30	28	2	7%
Interest expense	15	14	1	7%

Total benefits and expenses	200	191	9	5%

Income from continuing operations before income taxes	7	14	(7)	(50)%
Provision (benefit) for income taxes	(1)	4	(5)	(125)%

Income from continuing operations	8	10	(2)	(20)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	(1)	(4)	3	75%

Net operating income	$7	$6	$1	17%

Net operating income

Net operating income increased marginally as higher premiums driven by growth in Southern Europe and higher tax benefits were mostly offset by higher claim reserves and lower net investment income in the current year.

Revenues

Premiums increased primarily due to higher volume driven by growth in France from a new client in the current year and a favorable adjustment of $4 million related to German premium taxes, partially offset by lower premiums from our runoff clients. The three months ended March 31, 2014 included an increase of $3 million attributable to changes in foreign exchange rates.

Net investment income decreased mainly due to lower reinvestment yields in the current year.

Net investment gains decreased primarily attributable to higher gains from the sale of investments in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by higher reserves in France from a new client in the current year, partially offset by a decline in new claim registrations in the current year. The three months ended March 31, 2014 included an increase of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to (14.3)% for the three months ended March 31, 2014 from 28.6% for the three months ended March 31, 2013 primarily attributable to a favorable tax correction recorded in the current year, partially offset by changes in foreign income.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net Premiums Written:
Northern Europe	$115	$106	$9	8%
Southern Europe	108	78	30	38%
Structured Deals	30	28	2	7%
New Markets	11	21	(10)	(48)%

Pre-deposit accounting basis	264	233	31	13%

Deposit accounting adjustments	68	80	(12)	(15)%

Total	$196	$153	$43	28%

Loss ratio	26%	24%	2%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Net premiums written increased due to growth in France from a new client in the current year, as well as in Italy, Germany and Norway and a favorable adjustment related to German premium taxes in the current year. The three months ended March 31, 2014 included an increase of $3 million attributable to changes in foreign exchange rates.

The loss ratio increased driven mainly by higher reserves in France from a new client in the current year. This increase was partially offset by higher premiums driven by growth in France from a new client and a favorable adjustment related to German premium taxes in the current year.

Runoff segment

Segment results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$1	$1	$—	—%
Net investment income	32	34	(2)	(6)%
Net investment gains (losses)	(13)	(48)	35	73%
Insurance and investment product fees and other	53	56	(3)	(5)%

Total revenues	73	43	30	70%

Benefits and expenses:
Benefits and other changes in policy reserves	8	4	4	100%
Interest credited	29	32	(3)	(9)%
Acquisition and operating expenses, net of deferrals	20	20	—	—%
Amortization of deferred acquisition costs and intangibles	11	(13)	24	185%

Total benefits and expenses	68	43	25	58%

Income from continuing operations before income taxes	5	—	5	NM (1)
Provision for income taxes	—	3	(3)	(100)%

Income (loss) from continuing operations	5	(3)	8	NM (1)
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	7	19	(12)	(63)%

Net operating income	$12	$16	$(4)	(25)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased primarily related to our variable annuity products largely driven by less favorable equity market performance in the current year.

Revenues

The decrease in net investment losses was primarily related to derivative gains in the current year compared to derivative losses in the prior year. The decrease was also attributable to lower net investment losses from the sale of investment securities in the current year, partially offset by losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to gains in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

Interest credited decreased largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities in the current year due to a decrease in outstanding liabilities.

Amortization of deferred acquisition costs and intangibles increased related to our variable annuity products primarily from lower net investment losses and less favorable equity market performance in the current year.

Provision for income taxes. The effective tax rate was not meaningful for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014, the effective tax rate was zero as statutory federal income taxes were offset by tax favored investments and a change in valuation allowance. For the three months ended March 31, 2013, the effective tax rate was primarily driven by changes in uncertain tax positions.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2014	2013
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$6,061	$6,141
Deposits	16	20
Surrenders, benefits and product charges	(198)	(173)

Net flows	(182)	(153)
Interest credited and investment performance	111	214

Account value, end of period	$5,990	$6,202

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,643	$1,662
Deposits	3	3
Surrenders, benefits and product charges	(78)	(81)

Net flows	(75)	(78)
Interest credited and investment performance	30	90

Account value, net of reinsurance, end of period	$1,598	$1,674

Variable Life Insurance
Account value, beginning of period	$316	$292
Deposits	2	2
Surrenders, benefits and product charges	(11)	(9)

Net flows	(9)	(7)
Interest credited and investment performance	6	16

Account value, end of period	$313	$301

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our income distribution series products decreased mainly attributable to surrenders outpacing favorable equity market performance and interest credited in the current year. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing favorable equity market performance in the current year. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2014	2013
GICs, FABNs and Funding Agreements
Account value, beginning of period	$896	$2,153
Surrenders and benefits	(7)	(167)

Net flows	(7)	(167)
Interest credited	2	15
Foreign currency translation	—	(31)

Account value, end of period	$891	$1,970

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. We explore opportunistic issuance of our institutional contracts for asset-liability management purposes.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Net investment income	$(9)	$2	$(11)	NM (1)
Net investment gains (losses)	(5)	(10)	5	50%
Insurance and investment product fees and other	—	43	(43)	(100)%

Total revenues	(14)	35	(49)	(140)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	6	49	(43)	(88)%
Amortization of deferred acquisition costs and intangibles	1	3	(2)	(67)%
Interest expense	83	80	3	4%

Total benefits and expenses	90	132	(42)	(32)%

Loss from continuing operations before income taxes	(104)	(97)	(7)	(7)%
Benefit for income taxes	(49)	(33)	(16)	(48)%

Loss from continuing operations	(55)	(64)	9	14%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net of taxes and other adjustments	4	6	(2)	(33)%

Net operating loss	$(51)	$(58)	$7	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

We reported a lower net operating loss in the current year primarily attributable to favorable tax adjustments of $17 million recorded in the current year, partially offset by lower net investment income in the current year.

Revenues

Net investment income decreased primarily from the sale of our reverse mortgage business on April 1, 2013 and lower average invested assets in the current year.

We had lower net investment losses in the current year primarily attributable to gains from the sale of investment securities in the current year compared to losses in the prior year, partially offset by derivative losses in the current year compared to derivative gains in the prior year.

Insurance and investment product fees and other decreased as a result of the sale of our reverse mortgage business on April 1, 2013.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased $46 million as a result of the sale of our reverse mortgage business on April 1, 2013, partially offset by higher net expenses after allocations to our operating segments in the current year.

The increase in the income tax benefit was primarily related to favorable adjustments of $17 million recorded in the current year primarily from the release of a valuation allowance and state and federal true ups related to the prior year tax return. The increase was partially offset by the tax effects of stock-based compensation expense in the current year.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
(Amounts in millions)	2014		2013		2014 vs. 2013
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$648	4.7%	$656	(0.1)%	$(8)
Fixed maturity securities—non-taxable	3.7%	3	2.7%	2	1.0%	1
Commercial mortgage loans	5.6%	83	5.6%	82	—%	1
Restricted commercial mortgage loans related to securitization entities	7.0%	4	8.4%	7	(1.4)%	(3)
Equity securities	5.1%	4	3.4%	4	1.7%	—
Other invested assets (1)	36.5%	50	19.5%	48	17.0%	2
Restricted other invested assets related to securitization entities	1.0%	1	—%	—	1.0%	1
Policy loans	8.6%	31	8.0%	32	0.6%	(1)
Cash, cash equivalents and short-term investments	0.4%	5	0.7%	7	(0.3)%	(2)

Gross investment income before expenses and fees	4.7%	829	4.8%	838	(0.1)%	(9)
Expenses and fees	(0.1)%	(24)	(0.1)%	(24)	—%	—

Net investment income	4.6%	$805	4.7%	$814	(0.1)%	$(9)

Average invested assets and cash		$69,739		$69,429		$310

(1)	Included in other invested assets was $21 million and $22 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the three months ended March 31, 2014 and 2013, respectively.

Annualized yields for fixed maturity and equity securities are based on weighted-average amortized cost or cost, respectively. Annualized yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other annualized yields are based on average carrying values.

For the three months ended March 31, 2014, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields, partially offset by $9 million of higher gains related to limited partnerships in the current year. The three months ended March 31, 2014 included a decrease of $10 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Available-for-sale securities:
Realized gains	$7	$40
Realized losses	(23)	(66)

Net realized gains (losses) on available-for-sale securities	(16)	(26)

Impairments:
Total other-than-temporary impairments	(1)	(12)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(1)	(12)

Trading securities	12	10
Commercial mortgage loans	3	2
Net gains (losses) related to securitization entities	6	7
Derivative instruments	(21)	(42)
Contingent consideration adjustment	—	1
Other	—	(1)

Net investment gains (losses)	$(17)	$(61)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

•	We recorded $1 million of net other-than-temporary impairments during the three months ended March 31, 2014 as compared to $12 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, we recorded $1 million of impairments related to commercial mortgage loans. Of total impairments during the three months ended March 31, 2013, $6 million related to structured securities, including $3 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the three months ended March 31, 2013.

•	Net investment losses related to derivatives of $21 million during the three months ended March 31, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation, which were partially offset by non-derivative investment gains on trading securities. In addition, there were losses related to derivatives used to hedge foreign currency risk associated with assets held and expected dividend payments from certain foreign subsidiaries, as well as losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. Net investment losses related to derivatives of $42 million during the three months ended March 31, 2013 were primarily attributable to GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming underlying variable annuity funds as compared to market indices.

•	Net losses related to the sale of available-for-sale securities decreased $10 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We also recorded $2 million of higher net gains related to trading securities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•	The aggregate fair value of securities sold at a loss during the three months ended March 31, 2014 and 2013 was $265 million from the sale of 49 securities and $577 million from the sale of 127 securities, respectively, which was approximately 92% and 90%, respectively, of book value. The loss on sales of securities in the three months ended March 31, 2014 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the first quarter of 2014 included three U.S. corporate securities sold for a total loss of $8 million and one foreign corporate security sold for a total loss of $3 million related to portfolio repositioning activities. The securities sold at a loss in the first quarter of 2013 included three mortgage-backed securities sold for a total loss of $19 million, one asset-backed security sold for a total loss of $3 million and one corporate security sold for a total loss of $3 million related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,316	61%	$44,375	61%
Private	14,928	20	14,254	20
Commercial mortgage loans	5,894	8	5,899	8
Other invested assets	1,875	2	1,686	2
Policy loans	1,438	2	1,434	2
Restricted other invested assets related to securitization entities	398	1	391	1
Equity securities, available-for-sale	349	—	341	—
Restricted commercial mortgage loans related to securitization entities	227	—	233	—
Cash and cash equivalents	4,360	6	4,214	6

Total cash, cash equivalents and invested assets	$74,785	100%	$72,827	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2014, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,819	$533	$—	$(138)	$—	$5,214
Tax-exempt (1)	329	15	—	(27)	—	317
Government—non-U.S. (2)	2,043	121	—	(11)	—	2,153
U.S. corporate (2), (3)	23,897	2,333	21	(191)	—	26,060
Corporate—non-U.S. (2)	14,337	888	—	(84)	—	15,141
Residential mortgage-backed (4)	4,859	278	12	(44)	(3)	5,102
Commercial mortgage-backed	2,812	99	3	(33)	—	2,881
Other asset-backed (4)	3,397	36	—	(57)	—	3,376

Total fixed maturity securities	56,493	4,303	36	(585)	(3)	60,244
Equity securities	315	42	—	(8)	—	349

Total available-for-sale securities	$56,808	$4,345	$36	$(593)	$(3)	$60,593

(1)	Fair value included municipal bonds of $237 million related to special revenue bonds, $75 million related to general obligation bonds and $5 million related to other municipal bonds.
(2)	Fair value included European periphery exposure of $214 million in Ireland, $212 million in Spain, $157 million in Italy and $16 million in Portugal.
(3)	Fair value included municipal bonds of $1,181 million related to special revenue bonds and $504 million related to general obligation bonds.
(4)	Fair value included $67 million collateralized by sub-prime residential mortgage loans and $96 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2013, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,710	$331	$—	$(231)	$—	$4,810
Tax-exempt (1)	324	7	—	(36)	—	295
Government—non-U.S. (2)	2,057	104	—	(15)	—	2,146
U.S. corporate (2), (3)	23,614	1,761	19	(359)	—	25,035
Corporate—non-U.S. (2)	14,489	738	—	(156)	—	15,071
Residential mortgage-backed (4)	5,058	232	9	(70)	(4)	5,225
Commercial mortgage-backed	2,886	75	2	(62)	(3)	2,898
Other asset-backed (4)	3,171	35	—	(57)	—	3,149

Total fixed maturity securities	56,309	3,283	30	(986)	(7)	58,629
Equity securities	318	36	—	(13)	—	341

Total available-for-sale securities	$56,627	$3,319	$30	$(999)	$(7)	$58,970

(1)	Fair value included municipal bonds of $218 million related to special revenue bonds, $72 million related to general obligation bonds and $5 million related to other municipal bonds.
(2)	Fair value included European periphery exposure of $211 million in Spain, $210 million in Ireland, $155 million in Italy and $15 million in Portugal.
(3)	Fair value included municipal bonds of $1,089 million related to special revenue bonds and $476 million related to general obligation bonds.
(4)	Fair value included $69 million collateralized by sub-prime residential mortgage loans and $98 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities increased $1.6 billion principally from higher net unrealized gains attributable to changes in interest rates in the current year.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $32 million and $44 million as of March 31, 2014 and December 31, 2013, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities and trading bonds in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the three months ended March 31, 2014, our exposure to the peripheral European countries increased by $8 million to $599 million with unrealized gains of $36 million. Our exposure as of March 31, 2014 was diversified with direct exposure to local economies of $247 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $76 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $276 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$885	463	41%	$4	2
2005	1,002	247	55%	1	1
2006	935	238	62%	33	6
2007	806	157	68%	—	—
2008	235	51	68%	6	1
2009	—	—	—%	—	—
2010	138	62	44%	—	—
2011	270	53	57%	—	—
2012	661	96	63%	—	—
2013	860	138	67%	—	—
2014	132	20	70%	—	—

Total	$5,924	1,525	59%	$44	10

(1)	Represents weighted-average loan-to-value as of March 31, 2014.

	December 31, 2013
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$941	486	41%	$—	—
2005	1,025	253	55%	—	—
2006	964	242	62%	32	6
2007	812	157	70%	1	1
2008	237	51	68%	6	1
2009	—	—	—%	—	—
2010	142	63	44%	—	—
2011	273	54	58%	—	—
2012	673	97	63%	—	—
2013	865	138	67%	—	—

Total	$5,932	1,541	59%	$39	8

(1)	Represents weighted-average loan-to-value as of December 31, 2013.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2014	2013
Allowance for credit losses:
Beginning balance	$33	$42
Charge-offs	(1)	—
Recoveries	—	—
Provision	(2)	(2)

Ending balance	$30	$40

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$30	$40

Recorded investment:
Ending balance	$5,924	$5,904

Ending balance of individually impaired loans	$17	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,907	$5,904

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$530	28%	$471	28%
Derivatives counterparty collateral	355	19	199	12
Limited partnerships	267	14	282	17
Securities lending collateral	261	14	187	11
Trading securities	247	13	239	14
Short-term investments	132	7	220	13
Other investments	83	5	88	5

Total other invested assets	$1,875	100%	$1,686	100%

Our investments in derivatives and derivatives counterparty collateral increased primarily attributable to changes in the long-term interest rate environment in the current year. The increase in securities lending collateral primarily related to an increase in loans driven by market demand. Short-term investments decreased from net maturities and sales in the current year and limited partnerships decreased from a return of capital, partially offset by amortization.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	March 31, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(225)	$13,701
Inflation indexed swaps	Notional	561	3	(2)	562
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(39)	198

Total cash flow hedges		14,759	3	(266)	14,496

Fair value hedges:
Interest rate swaps	Notional	6	—	(1)	5

Total fair value hedges		6	—	(1)	5

Total derivatives designated as hedges		14,765	3	(267)	14,501

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	—	—	4,822
Interest rate swaps related to securitization entities	Notional	91	—	(3)	88
Credit default swaps	Notional	639	—	—	639
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	777	140	(123)	794
Financial futures	Notional	1,260	1,332	(1,286)	1,306
Equity return swaps	Notional	110	112	(110)	112
Other foreign currency contracts	Notional	487	58	(17)	528

Total derivatives not designated as hedges		8,498	1,642	(1,539)	8,601

Total derivatives		$23,263	$1,645	$(1,806)	$23,102

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	March 31, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(729)	41,316
Fixed index annuity embedded derivatives	Policies	7,705	1,954	(51)	9,608

The decrease in the notional value of derivatives was primarily attributable to a $0.2 billion notional decrease in qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity embedded derivatives increased as a result of product sales.

Consolidated Balance Sheets

Total assets. Total assets increased $1,720 million from $108,045 million as of December 31, 2013 to $109,765 million as of March 31, 2014.

•	Cash, cash equivalents and invested assets increased $1,958 million primarily from an increase of $1,812 million in invested assets. Our fixed maturity securities portfolio increased $1,615 million principally attributable to higher unrealized gains attributable to changes in interest rates in the current year. Other invested assets increased $189 million primarily driven by an increase in derivatives and derivatives counterparty collateral largely attributable to changes in the long-term interest rate environment in the current year. Securities lending collateral also increased primarily driven by market demand. These increases in other invested assets were partially offset by a decrease in short-term investments from net maturities and sales in the current year and a decrease in limited partnerships from a return of capital, partially offset by amortization in the current year.

•	Separate account assets decreased $205 million as death and surrender benefits exceeded favorable market performance in the current year.

Total liabilities. Total liabilities increased $606 million from $92,425 million as of December 31, 2013 to $93,031 million as of March 31, 2014.

•	Our policyholder-related liabilities increased $644 million primarily as a result of an increase in our long-term care insurance business from growth of our in-force block and higher claims in the current year. Our annuity and life insurance businesses increased as well related to growth of our in-force blocks. These increases were partially offset by a decrease in our U.S. mortgage insurance business due to lower delinquencies in the current year. Our international mortgage insurance business decreased mainly related to lower unearned premiums from changes in foreign exchange rates in the current year.

•	Other liabilities decreased $319 million mainly related to a decrease in derivatives and derivative counterparty collateral largely attributable to changes in the long-term interest rate environment in the current year.

•	Our deferred tax liability increased $508 million primarily from an increase in unrealized net investment gains in the current year.

•	Separate account liabilities decreased $205 million as death and surrender benefits exceeded favorable market performance in the current year.

Total stockholders’ equity. Total stockholders’ equity increased $1,114 million from $15,620 million as of December 31, 2013 to $16,734 million as of March 31, 2014.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $184 million in the current year.

•	Accumulated other comprehensive income (loss) increased $941 million predominately attributable to higher net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2014	2013
Net cash from operating activities	$61	$60
Net cash from investing activities	(204)	453
Net cash from financing activities	269	(299)

Net increase in cash before foreign exchange effect	$126	$214

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Cash inflows from operating activities during the three months ended March 31, 2014 increased slightly compared to the three months ended March 31, 2013 primarily as lower claim payments were mostly offset by higher tax payments in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had cash outflows from investing activities during the three months ended March 31, 2014 as purchases of fixed maturity securities exceeded maturities and sales in the current year. We had cash inflows from investing activities during the three months ended March 31, 2013 as maturities and sales of fixed maturity securities exceeded purchases in the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had cash inflows from financing activities during the three months ended March 31, 2014 as deposits exceeded withdrawals of our investment contracts in the current year. We had cash outflows from financing activities during the three months ended March 31, 2013 as withdrawals exceeded deposits on our investment contracts in the prior year.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of March 31, 2014 and December 31, 2013, the fair value of securities loaned under our securities lending program in the United States was $264 million and $191 million, respectively. As of March 31, 2014 and December 31, 2013, the fair value of collateral held under our securities lending program in the United States was $261 million and $187 million, respectively, and the offsetting obligation to return collateral of $273 million and $199 million, respectively, was included in other liabilities in our consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of March 31, 2014 and December 31, 2013.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of March 31, 2014 and December 31, 2013, the fair value of securities loaned under our securities lending program in Canada was $150 million and $229 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2014 and December 31, 2013, the fair value of securities pledged under the repurchase program was $848 million and $890 million, respectively, and the repurchase obligation of $784 million and $919 million, respectively, was included in other liabilities in our consolidated balance sheets.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt and equity securities, potentially payments for acquisitions, payment of dividends on Genworth Financial common stock (to the extent declared by Genworth Financial’s Board of Directors) and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. We do not have any long-term debt maturities until June 2014, when $485 million of Genworth Holdings’ long-term notes mature. Net proceeds of approximately $360 million from the wealth management sale are being held at Genworth Holdings, and together with cash on hand, will be used to repay the 2014 debt at maturity or before. In deploying future capital, such as proceeds from the IPO of our Australian mortgage insurance business (if completed), important current priorities include focusing on our operating businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness. We may from time to time seek to repurchase or redeem outstanding notes (including the notes maturing in June 2014) for cash in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

Genworth Holdings had $1,118 million and $1,219 million of cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively. Genworth Holdings also held $150 million in U.S. government securities as of March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014, we received dividends from our international subsidiaries of $31 million.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2014, our total cash, cash equivalents and invested assets were $74.8 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2014.

On April 29, 2014, Genworth MI Canada Inc. (“Genworth Canada”) announced acceptance by the Toronto Stock Exchange (the “TSX”) of Genworth Canada’s Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time over the next 12 months, up to an aggregate of 4.7 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

Capital resources and financing activities

Subsequent to the end of the first quarter of 2014, on April 1, 2014, Genworth Canada, our majority-owned subsidiary, issued CAD$160 million of 4.242% senior notes due 2024. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time. The net proceeds of the offering will be used to redeem, in full, its existing senior notes due December 2015 with a principal amount of CAD$150 million and bearing a fixed annual interest rate of 4.59%. In conjunction with the redemption, Genworth Canada will make an early redemption payment to existing noteholders of approximately CAD$7 million in the second quarter of 2014.

We believe existing cash held at Genworth Holdings combined with dividends from subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries and proceeds from borrowings or securities issuances will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We manage liquidity at Genworth Holdings to maintain a minimum balance of one and half times expected annual debt interest payments plus an additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows. We will evaluate the target level of the excess amount as circumstances warrant. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

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

Except as described above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2013 Annual Report on Form 10-K filed on March 3, 2014.

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2014 or 2013.

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our “—Notes to Condensed Consolidated Financial Statements.”

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

While equity and credit markets generally improved, equity and credit market volatility continued into January 2014 and credit spreads continued to compress further during the first quarter of 2014. Additionally, U.S. Treasury yields remained at historically low levels during the first quarter of 2014. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the first quarter of 2014, the U.S. dollar strengthened against currencies in Canada and Australia as compared to the first quarter of 2013, mostly notably in Australia. However, currencies in the United Kingdom and the Euro strengthened against the U.S. dollar in the first quarter of 2014 compared to the first quarter of 2013. This has generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2014

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement Procedures Act (“RESPA”) or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

In April 2014, Genworth Financial, Inc. and a former and current officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. We intend to vigorously defend this action.

Except as described below, there were no material developments during the three months ended March 31, 2014 in any of the legal proceedings identified in Part I, Item 3 of our 2013 Annual Report on Form 10-K.

As previously disclosed, in December 2009, one of our former non-insurance subsidiaries, one of the former subsidiary’s officers and Genworth Financial, Inc. (now known as Genworth Holdings, Inc.) were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc. et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our former subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary other relief. Oral argument on plaintiffs’ motion to certify a class action was conducted on January 30, 2013. On April 15, 2014, the court issued its decision denying the plaintiffs’ motion to certify a class.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and seek a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. Subject to approval by the GSEs, we reached an agreement on December 31, 2013 to resolve that portion of both arbitrations involving rescission practices. In addition to GSE approval, which remains outstanding, consummation of the settlement was also conditioned upon the parties’ prior negotiation and execution of a definitive agreement requiring submission of curtailment and denial disputes to a binding alternative dispute proceeding (“Curtailment ADR Agreement”). In March 2014, the parties executed the Curtailment ADR Agreement. Genworth plans to continue to vigorously defend its practices in the arbitrations.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurers and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. On February 5, 2014, the court in Menichino denied the motions to dismiss without prejudice to the defendants re-raising the affirmative defense of the statute of limitations on a more fully developed record at summary judgment. On March 5, 2014 the Ba case was stayed, pending the outcome of the Riddle appeal by plaintiff of the court’s decision granting our motion for summary judgment dismissing the case as time barred. On March 26, 2014 the Menichino action was stayed pending the outcome of the Riddle appeal. We intend to vigorously defend the remaining actions.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2013 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2014.

Item 6.	Exhibits

Number	Description

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: April 30, 2014

	By:	/s/ Kelly L. Groh
Kelly L. Groh Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)