Form 10-Q
period 2014-06-30
GENWORTH FINANCIAL INC
filed 2014-07-30
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2014, 496,616,897 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,360	$58,629
Equity securities available-for-sale, at fair value	320	341
Commercial mortgage loans	5,986	5,899
Restricted commercial mortgage loans related to securitization entities	217	233
Policy loans	1,514	1,434
Other invested assets	1,963	1,686
Restricted other invested assets related to securitization entities, at fair value	404	391

Total investments	72,764	68,613
Cash and cash equivalents	4,138	4,214
Accrued investment income	642	678
Deferred acquisition costs	5,085	5,278
Intangible assets	266	399
Goodwill	867	867
Reinsurance recoverable	17,276	17,219
Other assets	695	639
Separate account assets	9,911	10,138

Total assets	$111,644	$108,045

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$34,497	$33,705
Policyholder account balances	25,834	25,528
Liability for policy and contract claims	7,223	7,204
Unearned premiums	4,191	4,107
Other liabilities ($40 and $50 other liabilities related to securitization entities)	3,702	4,096
Borrowings related to securitization entities ($83 and $75 at fair value)	233	242
Non-recourse funding obligations	2,024	2,038
Long-term borrowings	4,691	5,161
Deferred tax liability	1,074	206
Separate account liabilities	9,911	10,138

Total liabilities	93,380	92,425

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 585 million and 583 million shares issued as of June 30, 2014 and December 31, 2013, respectively; 497 million and 495 million shares outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	11,986	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,109	914
Net unrealized gains (losses) on other-than-temporarily impaired securities	19	12

Net unrealized investment gains (losses)	2,128	926

Derivatives qualifying as hedges	1,652	1,319
Foreign currency translation and other adjustments	381	297

Total accumulated other comprehensive income (loss)	4,161	2,542
Retained earnings	2,783	2,423
Treasury stock, at cost (88 million shares as of June 30, 2014 and December 31, 2013)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,231	14,393
Noncontrolling interests	2,033	1,227

Total stockholders’ equity	18,264	15,620

Total liabilities and stockholders’ equity	$111,644	$108,045

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Premiums	$1,343	$1,286	$2,650	$2,547
Net investment income	813	821	1,618	1,635
Net investment gains (losses)	34	21	17	(40)
Insurance and investment product fees and other	225	243	452	532

Total revenues	2,415	2,371	4,737	4,674

Benefits and expenses:
Benefits and other changes in policy reserves	1,256	1,269	2,450	2,470
Interest credited	184	184	367	368
Acquisition and operating expenses, net of deferrals	404	413	782	846
Amortization of deferred acquisition costs and intangibles	138	137	272	259
Interest expense	120	121	247	247

Total benefits and expenses	2,102	2,124	4,118	4,190

Income from continuing operations before income taxes	313	247	619	484
Provision for income taxes	85	73	172	149

Income from continuing operations	228	174	447	335
Income (loss) from discontinued operations, net of taxes	—	6	—	(14)

Net income	228	180	447	321
Less: net income attributable to noncontrolling interests	52	39	87	77

Net income available to Genworth Financial, Inc.’s common stockholders	$176	$141	$360	$244

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.35	$0.27	$0.73	$0.52

Diluted	$0.35	$0.27	$0.72	$0.52

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.35	$0.29	$0.73	$0.49

Diluted	$0.35	$0.28	$0.72	$0.49

Weighted-average common shares outstanding:
Basic	496.6	493.4	496.2	492.9

Diluted	503.6	497.5	503.2	497.2

Supplemental disclosures:
Total other-than-temporary impairments	$(2)	$(2)	$(3)	$(14)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(3)	—	(3)

Net other-than-temporary impairments	(2)	(5)	(3)	(17)
Other investments gains (losses)	36	26	20	(23)

Total net investment gains (losses)	$34	$21	$17	$(40)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$228	$180	$447	$321
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	533	(1,216)	1,239	(1,433)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	26	7	52
Derivatives qualifying as hedges	114	(218)	333	(328)
Foreign currency translation and other adjustments	148	(353)	127	(457)

Total other comprehensive income (loss)	796	(1,761)	1,706	(2,166)

Total comprehensive income (loss)	1,024	(1,581)	2,153	(1,845)
Less: comprehensive income (loss) attributable to noncontrolling interests	113	(40)	117	(29)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$911	$(1,541)	$2,036	$(1,816)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620
Initial sale of subsidiary shares to noncontrolling interests	—	(145)	(57)	—	—	(202)	713	511
Comprehensive income (loss):
Net income	—	—	—	360	—	360	87	447
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,217	—	—	1,217	22	1,239
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	7	—	—	7	—	7
Derivatives qualifying as hedges	—	—	333	—	—	333	—	333
Foreign currency translation and other adjustments	—	—	119	—	—	119	8	127

Total comprehensive income (loss)						2,036	117	2,153
Dividends to noncontrolling interests	—	—	—	—	—	—	(27)	(27)
Stock-based compensation expense and exercises and other	—	4	—	—	—	4	3	7

Balances as of June 30, 2014	$1	$11,986	$4,161	$2,783	$(2,700)	$16,231	$2,033	$18,264

Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781
Repurchase of subsidiary shares	—	—	—	—	—	—	(21)	(21)
Comprehensive income (loss):
Net income	—	—	—	244	—	244	77	321
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(1,396)	—	—	(1,396)	(37)	(1,433)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	52	—	—	52	—	52
Derivatives qualifying as hedges	—	—	(328)	—	—	(328)	—	(328)
Foreign currency translation and other adjustments	—	—	(388)	—	—	(388)	(69)	(457)

Total comprehensive income (loss)						(1,816)	(29)	(1,845)
Dividends to noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Stock-based compensation expense and exercises and other	—	12	—	—	—	12	1	13

Balances as of June 30, 2013	$1	$12,139	$3,142	$2,107	$(2,700)	$14,689	$1,213	$15,902

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$447	$321
Less loss from discontinued operations, net of taxes	—	14
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(69)	(40)
Net investment losses (gains)	(17)	40
Charges assessed to policyholders	(376)	(404)
Acquisition costs deferred	(239)	(212)
Amortization of deferred acquisition costs and intangibles	272	259
Deferred income taxes	28	(213)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	79	35
Stock-based compensation expense	15	17
Change in certain assets and liabilities:
Accrued investment income and other assets	(92)	21
Insurance reserves	1,102	1,183
Current tax liabilities	(164)	260
Other liabilities and other policy-related balances	(408)	(638)
Cash from operating activities—discontinued operations	—	3

Net cash from operating activities	578	646

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,568	2,820
Commercial mortgage loans	262	474
Restricted commercial mortgage loans related to securitization entities	17	31
Proceeds from sales of investments:
Fixed maturity and equity securities	1,256	2,245
Purchases and originations of investments:
Fixed maturity and equity securities	(4,873)	(4,558)
Commercial mortgage loans	(347)	(431)
Other invested assets, net	175	113
Policy loans, net	4	(1)
Proceeds from sale of a subsidiary, net of cash transferred	—	25
Cash from investing activities—discontinued operations	—	—

Net cash from investing activities	(938)	718

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,548	920
Withdrawals from universal life and investment contracts	(1,270)	(2,059)
Redemption of non-recourse funding obligations	(14)	(12)
Proceeds from issuance of long-term debt	144	—
Repayment and repurchase of long-term debt	(621)	(15)
Repayment of borrowings related to securitization entities	(17)	(32)
Proceeds from sale of subsidiary shares to noncontrolling interests	519	—
Repurchase of subsidiary shares	—	(21)
Dividends paid to noncontrolling interests	(27)	(26)
Other, net	(32)	(17)
Cash from financing activities—discontinued operations	—	—

Net cash from financing activities	230	(1,262)

Effect of exchange rate changes on cash and cash equivalents	54	(118)

Net change in cash and cash equivalents	(76)	(16)
Cash and cash equivalents at beginning of period	4,214	3,653

Cash and cash equivalents at end of period	4,138	3,637
Less cash and cash equivalents of discontinued operations at end of period	—	24

Cash and cash equivalents of continuing operations at end of period	$4,138	$3,613

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

References to “Genworth,” the “Company,” “we” or “our” in the accompanying unaudited condensed consolidated financial statements and these notes thereto have the following meanings, unless the context otherwise requires:

•	For periods prior to April 1, 2013: Genworth Holdings and its subsidiaries

•	For periods from and after April 1, 2013: Genworth Financial and its subsidiaries

The accompanying unaudited condensed financial statements include on a consolidated basis the accounts of Genworth and our affiliate companies in which we hold a majority voting interest or where we are the primary beneficiary of a variable interest entity (“VIE”). All intercompany accounts and transactions have been eliminated in consolidation.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2013 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Accounting Pronouncements Not Yet Adopted

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financings, and added disclosure requirements for all repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The new guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing such that they will be consistent with secured borrowing accounting. In addition, the guidance requires new disclosures for all repurchase agreements and securities lending transactions. We do not have repurchase-to-maturity transactions but have repurchase agreements and securities lending transactions that will be subject to additional disclosures. These new requirements will be effective for us on January 1, 2015 and early adoption is not permitted. This new guidance will only impact our disclosures.

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The guidance also includes disclosure requirements that provide information about the nature, amount, timing and uncertainty of revenue and cash flows arising from

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contracts with customers. The guidance is effective for us on January 1, 2017 and early adoption is not permitted. Although insurance contracts are specifically scoped out of this new guidance, we have minor services that may be subject to the new revenue recognition guidance and are still in the process of evaluating the impact, if any, the guidance may have on our consolidated financial statements.

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2014	2013	2014	2013
Weighted-average shares used in basic earnings per common share calculations	496.6	493.4	496.2	492.9
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	7.0	4.1	7.0	4.3

Weighted-average shares used in diluted earnings per common share calculations	503.6	497.5	503.2	497.2

Income from continuing operations:
Income from continuing operations	$228	$174	$447	$335
Less: income from continuing operations attributable to noncontrolling interests	52	39	87	77

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$176	$135	$360	$258

Basic per common share	$0.35	$0.27	$0.73	$0.52

Diluted per common share	$0.35	$0.27	$0.72	$0.52

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$—	$6	$—	$(14)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$6	$—	$(14)

Basic per common share	$—	$0.01	$—	$(0.03)

Diluted per common share	$—	$0.01	$—	$(0.03)

Net income:
Income from continuing operations	$228	$174	$447	$335
Income (loss) from discontinued operations, net of taxes	—	6	—	(14)

Net income	228	180	447	321
Less: net income attributable to noncontrolling interests	52	39	87	77

Net income available to Genworth Financial, Inc.’s common stockholders	$176	$141	$360	$244

Basic per common share	$0.35	$0.29	$0.73	$0.49

Diluted per common share	$0.35	$0.28	$0.72	$0.49

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Fixed maturity securities—taxable	$666	$672	$1,314	$1,328
Fixed maturity securities—non-taxable	3	2	6	4
Commercial mortgage loans	81	81	164	163
Restricted commercial mortgage loans related to securitization entities	4	7	8	14
Equity securities	4	6	8	10
Other invested assets	39	39	89	87
Restricted other invested assets related to securitization entities	1	—	2	—
Policy loans	32	32	63	64
Cash, cash equivalents and short-term investments	7	5	12	12

Gross investment income before expenses and fees	837	844	1,666	1,682
Expenses and fees	(24)	(23)	(48)	(47)

Net investment income	$813	$821	$1,618	$1,635

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Available-for-sale securities:
Realized gains	$38	$78	$45	$118
Realized losses	(14)	(47)	(37)	(113)

Net realized gains (losses) on available-for-sale securities	24	31	8	5

Impairments:
Total other-than-temporary impairments	(2)	(2)	(3)	(14)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(3)	—	(3)

Net other-than-temporary impairments	(2)	(5)	(3)	(17)

Trading securities	8	(19)	20	(9)
Commercial mortgage loans	3	2	6	4
Net gains (losses) related to securitization entities	9	15	15	22
Derivative instruments (1)	(7)	(2)	(28)	(44)
Contingent consideration adjustment	—	(1)	—	—
Other	(1)	—	(1)	(1)

Net investment gains (losses)	$34	$21	$17	$(40)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2014 and 2013 was $243 million and $308 million, respectively, which was approximately 95% and 87%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2014 and 2013 was $507 million and $885 million, respectively, which was approximately 93% and 89%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Beginning balance	$99	$251	$101	$387
Additions:
Other-than-temporary impairments not previously recognized	1	—	1	2
Increases related to other-than-temporary impairments previously recognized	—	3		7
Reductions:
Securities sold, paid down or disposed	(5)	(75)	(7)	(217)

Ending balance	$95	$179	$95	$179

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2014	December 31, 2013
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,951	$2,346
Equity securities	36	23
Other invested assets	(3)	(4)

Subtotal	4,984	2,365
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,571)	(869)
Income taxes, net	(1,188)	(517)

Net unrealized investment gains (losses)	2,225	979
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	97	53

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,128	$926

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2014	2013
Beginning balance	$1,624	$2,443
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,193	(2,510)
Adjustment to deferred acquisition costs	(96)	202
Adjustment to present value of future profits	(39)	70
Adjustment to sales inducements	(15)	41
Adjustment to benefit reserves	(200)	396
Provision for income taxes	(295)	628

Change in unrealized gains (losses) on investment securities	548	(1,173)
Reclassification adjustments to net investment (gains) losses, net of taxes of $8 and $9	(14)	(17)

Change in net unrealized investment gains (losses)	534	(1,190)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	30	(41)

Ending balance	$2,128	$1,294

	As of or for the six months ended June 30,
(Amounts in millions)	2014	2013
Beginning balance	$926	$2,638
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,624	(2,937)
Adjustment to deferred acquisition costs	(195)	218
Adjustment to present value of future profits	(91)	71
Adjustment to sales inducements	(28)	38
Adjustment to benefit reserves	(388)	487
Provision for income taxes	(673)	734

Change in unrealized gains (losses) on investment securities	1,249	(1,389)
Reclassification adjustments to net investment (gains) losses, net of taxes of $2 and $(4)	(3)	8

Change in net unrealized investment gains (losses)	1,246	(1,381)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	44	(37)

Ending balance	$2,128	$1,294

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,894	$677	$—	$(88)	$—	$5,483
Tax-exempt	353	21	—	(21)	—	353
Government—non-U.S.	1,989	146	—	(3)	—	2,132
U.S. corporate	24,113	2,809	19	(94)	—	26,847
Corporate—non-U.S.	14,695	1,087	—	(33)	—	15,749
Residential mortgage-backed	4,923	309	14	(33)	(1)	5,212
Commercial mortgage-backed	2,721	138	4	(17)	(1)	2,845
Other asset-backed	3,744	39	—	(44)	—	3,739

Total fixed maturity securities	57,432	5,226	37	(333)	(2)	62,360
Equity securities	284	40	—	(4)	—	320

Total available-for-sale securities	$57,716	$5,266	$37	$(337)	$(2)	$62,680

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$857	$(88)	29	$857	$(88)	29
Tax-exempt	—	—	—	110	(21)	13	110	(21)	13
Government—non-U.S.	46	(1)	12	117	(2)	11	163	(3)	23
U.S. corporate	638	(6)	80	2,008	(88)	307	2,646	(94)	387
Corporate—non-U.S.	437	(3)	91	821	(30)	99	1,258	(33)	190
Residential mortgage-backed	291	(5)	42	341	(29)	111	632	(34)	153
Commercial mortgage-backed	—	—	—	570	(18)	76	570	(18)	76
Other asset-backed	519	(2)	85	468	(42)	46	987	(44)	131

Subtotal, fixed maturity securities	1,931	(17)	310	5,292	(318)	692	7,223	(335)	1,002
Equity securities	—	—	—	51	(4)	6	51	(4)	6

Total for securities in an unrealized loss position	$1,931	$(17)	310	$5,343	$(322)	698	$7,274	$(339)	1,008

% Below cost—fixed maturity securities:
<20% Below cost	$1,931	$(17)	310	$5,171	$(263)	658	$7,102	$(280)	968
20%-50% Below cost	—	—	—	118	(51)	23	118	(51)	23
>50% Below cost	—	—	—	3	(4)	11	3	(4)	11

Total fixed maturity securities	1,931	(17)	310	5,292	(318)	692	7,223	(335)	1,002

% Below cost—equity securities:
<20% Below cost	—	—	—	51	(4)	6	51	(4)	6

Total equity securities	—	—	—	51	(4)	6	51	(4)	6

Total for securities in an unrealized loss position	$1,931	$(17)	310	$5,343	$(322)	698	$7,274	$(339)	1,008

Investment grade	$1,861	$(16)	300	$5,038	$(294)	615	$6,899	$(310)	915
Below investment grade (2)	70	(1)	10	305	(28)	83	375	(29)	93

Total for securities in an unrealized loss position	$1,931	$(17)	310	$5,343	$(322)	698	$7,274	$(339)	1,008

(1)	Amounts included $2 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous loss position for 12 months or more included $2 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors and an increase in U.S. Treasury yields since these securities were purchased. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 1% as of June 30, 2014.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $263 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “AA-” and approximately 94% of the unrealized losses were related to investment grade securities as of June 30, 2014. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate securities in the finance and insurance and utilities and energy sectors and structured securities, in addition to U.S. government, agencies and government-sponsored enterprises securities resulting from an increase in U.S. Treasury yields since these securities were purchased. The average fair value percentage below cost for these securities was approximately 5% as of June 30, 2014. See below for additional discussion related to fixed maturity securities that have been in a continuous loss position for 12 months or more with a fair value that was more than 20% below cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous loss position for 12 months or more by asset class as of June 30, 2014:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$19	$(7)	2%	2	$—	$—	—%	—
Corporate—non-U.S.	1	(1)	—	2	—	—	—	—
Structured securities:
Residential mortgage-backed	6	(3)	1	3	3	(3)	1	4
Other asset-backed	71	(28)	8	4	—	—	—	—

Total structured securities	77	(31)	9	7	3	(3)	1	4

Total	$97	$(39)	11%	11	$3	$(3)	1%	4

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Structured securities:
Residential mortgage-backed	$3	$(2)	1%	6	$—	$(1)	—%	7
Commercial mortgage-backed	10	(4)	1	5	—	—	—	—
Other asset-backed	8	(6)	2	1	—	—	—	—

Total structured securities	21	(12)	4	12	—	(1)	—	7

Total	$21	$(12)	4%	12	$—	$(1)	—%	7

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Structured Securities

Of the $47 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $1 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of June 30, 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2014 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,757	$2,784
Due after one year through five years	10,097	10,701
Due after five years through ten years	12,605	13,401
Due after ten years	20,585	23,678

Subtotal	46,044	50,564
Residential mortgage-backed	4,923	5,212
Commercial mortgage-backed	2,721	2,845
Other asset-backed	3,744	3,739

Total	$57,432	$62,360

As of June 30, 2014, $6,503 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2014, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 24%, 19% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of June 30, 2014, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,162	36%	$2,073	35%
Industrial	1,585	26	1,581	27
Office	1,533	26	1,558	26
Apartments	480	8	491	8
Mixed use/other	253	4	229	4

Subtotal	6,013	100%	5,932	100%

Allowance for losses	(27)		(33)

Total	$5,986		$5,899

	June 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,607	27%	$1,590	27%
South Atlantic	1,565	26	1,535	26
Middle Atlantic	812	13	828	14
Mountain	514	9	478	8
East North Central	409	7	404	7
West North Central	366	6	377	6
New England	350	6	337	6
West South Central	254	4	241	4
East South Central	136	2	142	2

Subtotal	6,013	100%	5,932	100%

Allowance for losses	(27)		(33)

Total	$5,986		$5,899

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$12	$12	$2,150	$2,162
Industrial	—	—	18	18	1,567	1,585
Office	—	—	6	6	1,527	1,533
Apartments	—	—	—	—	480	480
Mixed use/other	—	—	—	—	253	253

Total recorded investment	$—	$—	$36	$36	$5,977	$6,013

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

	December 31, 2013
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$10	$10	$2,063	$2,073
Industrial	2	2	16	20	1,561	1,581
Office	—	—	6	6	1,552	1,558
Apartments	—	—	—	—	491	491
Mixed use/other	1	—	—	1	228	229

Total recorded investment	$3	$2	$32	$37	$5,895	$5,932

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

As of June 30, 2014 and December 31, 2013, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of June 30, 2014 and December 31, 2013.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of June 30, 2014, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the six months ended June 30, 2014 and the year ended December 31, 2013, we modified or extended 15 and 33 commercial mortgage loans, respectively, with a total carrying value of $182 million and $165 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Allowance for credit losses:
Beginning balance	$30	$40	$33	$42
Charge-offs	—	(2)	(1)	(2)
Recoveries	—	—	—	—
Provision	(3)	—	(5)	(2)

Ending balance	$27	$38	$27	$38

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$27	$38	$27	$38

Recorded investment:
Ending balance	$6,013	$5,868	$6,013	$5,868

Ending balance of individually impaired loans	$17	$1	$17	$1

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,996	$5,867	$5,996	$5,867

As of June 30, 2014, we had individually impaired commercial mortgage loans included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million, charge-offs of $1 million and an average recorded investment of $15 million. As of June 30, 2014 and December 31, 2013, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $2 million, an unpaid principal balance of $3 million, charge-offs of $1 million, which were recorded in the second quarter of 2013, and an average recorded investment of $2 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2014
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$615	$436	$1,010	$79	$22	$2,162
Industrial	438	248	787	78	34	1,585
Office	399	169	773	129	63	1,533
Apartments	201	101	162	16	—	480
Mixed use/other	68	46	128	11	—	253

Total recorded investment	$1,721	$1,000	$2,860	$313	$119	$6,013

% of total	29%	17%	47%	5%	2%	100%

Weighted-average debt service coverage ratio	2.11	2.03	1.57	1.03	0.51	1.75

(1)	Included $17 million of impaired loans, $6 million of loans past due and not individually impaired and $96 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 120%.

	December 31, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$596	$336	$1,024	$95	$22	$2,073
Industrial	430	237	748	146	20	1,581
Office	397	191	716	191	63	1,558
Apartments	201	86	176	27	1	491
Mixed use/other	71	36	110	12	—	229

Total recorded investment	$1,695	$886	$2,774	$471	$106	$5,932

% of total	28%	15%	47%	8%	2%	100%

Weighted-average debt service coverage ratio	2.14	1.79	1.66	1.03	0.63	1.75

(1)	Included $2 million of impaired loans, $5 million of delinquent loans and $99 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 119%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2014
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$101	$316	$477	$789	$379	$2,062
Industrial	183	105	287	727	283	1,585
Office	157	180	215	646	328	1,526
Apartments	2	37	115	181	145	480
Mixed use/other	20	8	34	127	64	253

Total recorded investment	$463	$646	$1,128	$2,470	$1,199	$5,906

% of total	8%	11%	19%	42%	20%	100%

Weighted-average loan-to-value	78%	67%	63%	60%	43%	59%

	December 31, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$106	$314	$374	$779	$399	$1,972
Industrial	195	100	270	721	295	1,581
Office	131	181	225	637	376	1,550
Apartments	3	31	107	187	163	491
Mixed use/other	16	9	32	106	66	229

Total recorded investment	$451	$635	$1,008	$2,430	$1,299	$5,823

% of total	8%	11%	17%	42%	22%	100%

Weighted-average loan-to-value	80%	68%	63%	60%	43%	59%

As of June 30, 2014 and December 31, 2013, we had floating rate commercial mortgage loans of $107 million and $109 million, respectively.

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2014	December 31, 2013	Balance sheet classification	June 30, 2014	December 31, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$205	$121	Other liabilities	$118	$569
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	90	60
Foreign currency swaps	Other invested assets	3	4	Other liabilities	1	2
Forward bond purchase commitments	Other invested assets	8	—	Other liabilities	—	13

Total cash flow hedges		216	125		209	644

Fair value hedges:
Interest rate swaps	Other invested assets	1	1	Other liabilities	—	—

Total fair value hedges		1	1		—	—

Total derivatives designated as hedges		217	126		209	644

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	387	314	Other liabilities	99	6
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	22	16
Credit default swaps	Other invested assets	7	11	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	16	32
Foreign currency swaps	Other invested assets	1	—	Other liabilities	—	—
Equity index options	Other invested assets	4	12	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	5	1
Other foreign currency contracts	Other invested assets	1	8	Other liabilities	7	4
GMWB embedded derivatives	Reinsurance recoverable (1)	3	(1)	Policyholder account balances (2)	146	96
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	219	143
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	2	—

Total derivatives not designated as hedges		403	344		516	298

Total derivatives		$620	$470		$725	$942

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB, fixed index annuity embedded derivatives and indexed universal life embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	June 30, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(400)	$13,526
Inflation indexed swaps	Notional	561	10	(2)	569
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(113)	124

Total cash flow hedges		14,759	10	(515)	14,254

Fair value hedges:
Interest rate swaps	Notional	6	—	(1)	5

Total fair value hedges		6	—	(1)	5

Total derivatives designated as hedges		14,765	10	(516)	14,259

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	2	(3)	4,821
Interest rate swaps related to securitization entities	Notional	91	—	(6)	85
Credit default swaps	Notional	639	—	—	639
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	777	237	(254)	760
Financial futures	Notional	1,260	2,680	(2,620)	1,320
Equity return swaps	Notional	110	113	(110)	113
Foreign currency swaps	Notional	—	84	—	84
Other foreign currency contracts	Notional	487	670	(783)	374

Total derivatives not designated as hedges		8,498	3,786	(3,776)	8,508

Total derivatives		$23,263	$3,796	$(4,292)	$22,767

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	June 30, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(1,541)	40,504
Fixed index annuity embedded derivatives	Policies	7,705	3,767	(110)	11,362
Indexed universal life embedded derivatives	Policies	29	110	—	139

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$215	$13	Net investment income	$3	Net investment gains (losses)
Interest rate swaps hedging liabilities	(14)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(27)	(7)	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	10	—	Net investment income	—	Net investment gains (losses)

Total	$184	$7		$3

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$(350)	$10	Net investment income	$(7)	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	22	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	25	(5)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(25)	—	Net investment income	—	Net investment gains (losses)

Total	$(329)	$6		$(7)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$572	$28	Net investment income	$7	Net investment gains (losses)
Interest rate swaps hedging liabilities	(34)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(30)	(8)	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	28	—	Net investment income	—	Net investment gains (losses)

Total	$536	$21		$7

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

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

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2014	2013
Derivatives qualifying as effective accounting hedges as of April 1	$1,538	$1,799
Current period increases (decreases) in fair value, net of deferred taxes of $(65) and $116	119	(213)
Reclassification to net (income), net of deferred taxes of $2 and $1	(5)	(5)

Derivatives qualifying as effective accounting hedges as of June 30	$1,652	$1,581

	Six months ended June 30,
(Amounts in millions)	2014	2013
Derivatives qualifying as effective accounting hedges as of January 1	$1,319	$1,909
Current period increases (decreases) in fair value, net of deferred taxes of $(189) and $171	347	(315)
Reclassification to net (income), net of deferred taxes of $7 and $6	(14)	(13)

Derivatives qualifying as effective accounting hedges as of June 30	$1,652	$1,581

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total of derivatives designated as cash flow hedges of $1,652 million, net of taxes, recorded in stockholders’ equity as of June 30, 2014 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $46 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. No amounts were reclassified to net income during the three months ended June 30, 2014 in connection with forecasted transactions that were no longer considered probable of occurring.

Fair Value Hedges

Certain derivative instruments are designated as fair value hedges. The changes in fair value of these instruments are recorded in net income. In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in net income. We designate and account for the following as fair value hedges when they have met the effectiveness requirements: (i) interest rate swaps to convert fixed rate liabilities into floating rate liabilities; (ii) cross currency swaps to convert non-U.S. dollar fixed rate liabilities to floating rate U.S. dollar liabilities; and (iii) other instruments to hedge various fair value exposures of investments.

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended June 30, 2014. The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended June 30, 2013:

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the six months ended June 30, 2014. The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the six months ended June 30, 2013:

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

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; (iii) equity index options, equity return swaps, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits, fixed index annuities and indexed universal life; (iv) interest rate swaps where the hedging relationship does not qualify for hedge accounting; (v) credit default swaps to mitigate loss exposure to certain credit risk; (vi) foreign currency swaps, options and forward contracts to mitigate currency risk associated with non-functional currency investments held by certain foreign subsidiaries and future dividends or other cash flows from certain foreign subsidiaries to our holding company; and (vii) equity index options to mitigate certain macroeconomic risks associated with certain foreign subsidiaries. Additionally, we provide GMWBs on certain variable annuities that are required to be bifurcated as embedded derivatives. We also offer fixed index annuity and indexed universal life products and have reinsurance agreements with certain features that are required to be bifurcated as embedded derivatives.

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

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2014	2013
Interest rate swaps	$(2)	$(6)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(3)	7	Net investment gains (losses)
Credit default swaps	—	2	Net investment gains (losses)
Credit default swaps related to securitization entities	11	17	Net investment gains (losses)
Equity index options	(11)	(2)	Net investment gains (losses)
Financial futures	17	(56)	Net investment gains (losses)
Equity return swaps	(4)	1	Net investment gains (losses)
Other foreign currency contracts	(2)	3	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment gains (losses)
GMWB embedded derivatives	2	63	Net investment gains (losses)
Fixed index annuity embedded derivatives	(11)	(1)	Net investment gains (losses)

Total derivatives not designated as hedges	$(2)	$28

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Six months ended June 30,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2014	2013
Interest rate swaps	$(5)	$(5)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(6)	9	Net investment gains (losses)
Credit default swaps	—	6	Net investment gains (losses)
Credit default swaps related to securitization entities	18	25	Net investment gains (losses)
Equity index options	(18)	(18)	Net investment gains (losses)
Financial futures	44	(153)	Net investment gains (losses)
Equity return swaps	(5)	(9)	Net investment gains (losses)
Other foreign currency contracts	(11)	3	Net investment gains (losses)
Foreign currency swaps	1	—	Net investment gains (losses)
GMWB embedded derivatives	(29)	145	Net investment gains (losses)
Fixed index annuity embedded derivatives	(12)	(4)	Net investment gains (losses)

Total derivatives not designated as hedges	$(23)	$(1)

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

The following tables present additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2014
				Gross amounts not offset in the balance sheet
(Amounts in millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments (3)	Collateral pledged/ received	Over collateralization	Net amount
Derivative assets (1)	$640	$—	$640	$(202)	$(416)	$2	$24
Derivative liabilities (2)	325	—	325	(202)	(137)	17	3

Net derivatives	$315	$—	$315	$—	$(279)	$(15)	$21

(1)	Included $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $7 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

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

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of June 30, 2014 and December 31, 2013, we could have been allowed to claim or required to disburse up to the net amounts shown in the last column of the charts above. The charts above exclude embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2014			December 31, 2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	1	—	39	1	—

Total credit default swaps on single name reference entities	$39	$1	$—	$39	$1	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2014			December 31, 2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$2	$—	$100	$3	$—
9% - 12% matures after one year through five years (2)	250	3	—	250	5	—
10% - 15% matures in less than one year (3)	250	1	—	250	2	—

Total credit default swap index tranches	600	6	—	600	10	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (4)	12	—	—	12	—	1
Portion backing our interest maturing 2017 (5)	300	—	16	300	—	31

Total customized credit default swap index tranches related to securitization entities	312	—	16	312	—	32

Total credit default swaps on index tranches	$912	$6	$16	$912	$10	$32

(1)	The current attachment/detachment as of June 30, 2014 and December 31, 2013 was 7% – 15%.
(2)	The current attachment/detachment as of June 30, 2014 and December 31, 2013 was 9% – 12%.
(3)	The current attachment/detachment as of June 30, 2014 and December 31, 2013 was 10% – 15%.
(4)	Original notional value was $39 million.
(5)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2014
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	$(1)	$5,986	$6,364	$—	$—	$6,364
Restricted commercial mortgage loans	(1)	217	243	—	—	243
Other invested assets	(1)	160	167	—	82	85
Liabilities:
Long-term borrowings	(1)	4,691	5,340	—	5,202	138
Non-recourse funding obligations	(1)	2,024	1,453	—	—	1,453
Borrowings related to securitization entities	(1)	150	166	—	166	—
Investment contracts	(1)	17,458	18,112	—	19	18,093
Other firm commitments:
Commitments to fund limited partnerships	62	—	—	—	—	—
Ordinary course of business lending commitments	153	—	—	—	—	—

	December 31, 2013
	Notional amount	Carrying amount	Fair value
(Amounts in millions)			Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans	$(1)	$5,899	$6,137	$—	$—	$6,137
Restricted commercial mortgage loans	(1)	233	258	—	—	258
Other invested assets	(1)	307	311	—	221	90
Liabilities:
Long-term borrowings	(1)	5,161	5,590	—	5,460	130
Non-recourse funding obligations	(1)	2,038	1,459	—	—	1,459
Borrowings related to securitization entities	(1)	167	182	—	182	—
Investment contracts	(1)	17,330	17,827	—	86	17,741
Other firm commitments:
Commitments to fund limited partnerships	65	—	—	—	—	—
Ordinary course of business lending commitments	138	—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2014 and December 31, 2013, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $55 million and $46 million, respectively.

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

Indexed universal life embedded derivatives

We offer indexed universal life products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,483	$—	$5,479	$4
Tax-exempt	353	—	353	—
Government—non-U.S.	2,132	—	2,107	25
U.S. corporate	26,847	—	24,424	2,423
Corporate—non-U.S.	15,749	—	13,895	1,854
Residential mortgage-backed	5,212	—	5,139	73
Commercial mortgage-backed	2,845	—	2,840	5
Other asset-backed	3,739	—	2,471	1,268

Total fixed maturity securities	62,360	—	56,708	5,652

Equity securities	320	243	10	67

Other invested assets:
Trading securities	226	—	195	31
Derivative assets:
Interest rate swaps	593	—	593	—
Foreign currency swaps	4	—	4	—
Credit default swaps	7	—	1	6
Equity index options	4	—	—	4
Forward bond purchase commitments	8	—	8	—
Other foreign currency contracts	1	—	1	—

Total derivative assets	617	—	607	10

Securities lending collateral	277	—	277	—
Derivatives counterparty collateral	76	—	76	—

Total other invested assets	1,196	—	1,155	41

Restricted other invested assets related to securitization entities	404	—	180	224
Reinsurance recoverable (1)	3	—	—	3
Separate account assets	9,911	9,911	—	—

Total assets	$74,194	$10,154	$58,053	$5,987

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$146	$—	$—	$146
Fixed index annuity embedded derivatives	219	—	—	219
Indexed universal life embedded derivatives	2	—	—	2

Total policyholder account balances	367	—	—	367

Derivative liabilities:
Interest rate swaps	217	—	217	—
Interest rate swaps related to securitization entities	22	—	22	—
Inflation indexed swaps	90	—	90	—
Foreign currency swaps	1	—	1	—
Credit default swaps related to securitization entities	16	—	—	16
Equity return swaps	5	—	5	—
Other foreign currency contracts	7	—	7	—

Total derivative liabilities	358	—	342	16

Borrowings related to securitization entities	83	—	—	83

Total liabilities	$808	$—	$342	$466

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2014	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2014	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Government—non-U.S.	24	—	—	1	—	—	—	—	—	25	—
U.S. corporate (1)	2,368	6	40	55	(39)	—	(58)	87	(36)	2,423	7
Corporate—non-U.S.	1,798	1	39	132	(76)	—	(55)	15	—	1,854	1
Residential mortgage-backed	93	—	1	—	—	—	(2)	11	(30)	73	—
Commercial mortgage-backed	13	—	1	—	—	—	(1)	—	(8)	5	—
Other asset-backed (1)	1,153	2	11	195	—	—	(41)	22	(74)	1,268	—

Total fixed maturity securities	5,453	9	92	383	(115)	—	(157)	135	(148)	5,652	8

Equity securities	78	—	—	—	(11)	—	—	—	—	67	—

Other invested assets:
Trading securities	31	—	—	—	—	—	—	—	—	31	—
Derivative assets:
Credit default swaps	8	—	—	—	—	—	(2)	—	—	6	—
Equity index options	11	(11)	—	4	—	—	—	—	—	4	(11)
Other foreign currency contracts	1	—	—	—	(1)	—	—	—	—	—	—

Total derivative assets	20	(11)	—	4	(1)	—	(2)	—	—	10	(11)

Total other invested assets	51	(11)	—	4	(1)	—	(2)	—	—	41	(11)

Restricted other invested assets related to securitization entities	218	6	—	—	—	—	—	—	—	224	6
Reinsurance recoverable (2)	2	—	—	—	—	1	—	—	—	3	—

Total Level 3 assets	$5,802	$4	$92	$387	$(127)	$1	$(159)	$135	$(148)	$5,987	$3

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2013	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2013	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5	$—
Government—non-U.S.	8	—	—	—	—	—	—	—	—	8	—
U.S. corporate (1)	2,644	6	(49)	37	(24)	—	(185)	50	(20)	2,459	5
Corporate—non-U.S.	1,970	—	(37)	16	(19)	—	(84)	—	—	1,846	—
Residential mortgage- backed	130	(1)	—	—	(5)	—	(8)	—	—	116	1
Commercial mortgage- backed	26	(2)	1	—	—	—	(16)	4	—	13	(1)
Other asset-backed (1)	951	4	4	59	—	—	(41)	44	—	1,021	3

Total fixed maturity securities	5,734	7	(81)	112	(48)	—	(334)	98	(20)	5,468	8

Equity securities	92	2	(1)	1	(6)	—	—	—	—	88	—

Other invested assets:
Trading securities	67	4	—	—	(29)	—	(8)	—	—	34	—
Derivative assets:
Interest rate swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps	7	1	—	—	—	—	(2)	—	—	6	1
Equity index options	17	(2)	—	7	—	—	(9)	—	—	13	(1)

Total derivative assets	25	(2)	—	7	—	—	(11)	—	—	19	(1)

Total other invested assets	92	2	—	7	(29)	—	(19)	—	—	53	(1)

Restricted other invested assets related to securitization entities	199	(6)	—	—	—	—	—	—	—	193	(6)
Other assets (2)	10	(1)	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (3)	6	(3)	—	—	—	—	—	—	—	3	(3)

Total Level 3 assets	$6,133	$1	$(82)	$120	$(83)	$—	$(362)	$98	$(20)	$5,805	$(2)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and structured securities. For private fixed rate U.S. corporate securities, the transfers into and out of Level 3 resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2014	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
Government—non-U.S.	23	—	—	3	—	—	(1)	—	—	25	—
U.S. corporate (1)	2,400	11	69	145	(39)	—	(100)	101	(164)	2,423	12
Corporate—non-U.S.	1,819	2	48	168	(76)	—	(90)	15	(32)	1,854	2
Residential mortgage- backed	105	—	2	—	(23)	—	(5)	24	(30)	73	—
Commercial mortgage- backed	6	—	3	—	—	—	(2)	6	(8)	5	—
Other asset-backed (1)	1,166	3	7	211	(5)	—	(78)	58	(94)	1,268	1

Total fixed maturity securities	5,524	16	129	527	(143)	—	(277)	204	(328)	5,652	15

Equity securities	78	—	—	—	(11)	—	—	—	—	67	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	—	31	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(4)	—	—	6	—
Equity index options	12	(18)	—	10	—	—	—	—	—	4	(18)
Other foreign currency contracts	3	(2)	—	—	(1)	—	—	—	—	—	—

Total derivative assets	25	(20)	—	10	(1)	—	(4)	—	—	10	(18)

Total other invested assets	59	(20)	—	10	(1)	—	(7)	—	—	41	(18)

Restricted other invested assets related to securitization entities	211	13	—	—	—	—	—	—	—	224	13
Reinsurance recoverable (2)	(1)	2	—	—	—	2	—	—	—	3	2

Total Level 3 assets	$5,871	$11	$129	$537	$(155)	$2	$(284)	$204	$(328)	$5,987	$12

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2013	Total gains (losses) included in net income attributable to assets still held
		Included in net income	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
Government—non-U.S.	9	—	—	—	—	—	(1)	—	—	8	—
U.S. corporate (1)	2,683	8	(31)	93	(121)	—	(236)	112	(49)	2,459	4
Corporate—non-U.S. (1)	1,983	1	(28)	69	(19)	—	(107)	—	(53)	1,846	1
Residential mortgage-backed	157	(2)	1	—	(5)	—	(19)	—	(16)	116	—
Commercial mortgage- backed	35	(4)	(1)	—	—	—	(26)	9	—	13	(3)
Other asset-backed (1)	864	3	15	124	(44)	—	(71)	130	—	1,021	3

Total fixed maturity securities	5,740	6	(44)	286	(189)	—	(464)	251	(118)	5,468	5

Equity securities	99	2	(1)	1	(13)	—	—	—	—	88	—

Other invested assets:
Trading securities	76	7	—	—	(40)	—	(9)	—	—	34	2
Derivative assets:
Interest rate swaps	2	(1)	—	—	—	—	(1)	—	—	—	(1)
Credit default swaps	7	4	—	—	—	—	(5)	—	—	6	3
Equity index options	25	(17)	—	14	—	—	(9)	—	—	13	(16)

Total derivative assets	34	(14)	—	14	—	—	(15)	—	—	19	(14)

Total other invested assets	110	(7)	—	14	(40)	—	(24)	—	—	53	(12)

Restricted other invested assets related to securitization entities	194	(1)	—	—	—	—	—	—	—	193	(1)
Other assets (2)	9	—	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (3)	10	(8)	—	—	—	1	—	—	—	3	(8)

Total Level 3 assets	$6,162	$(8)	$(45)	$301	$(242)	$1	$(497)	$251	$(118)	$5,805	$(16)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and corporate—non-U.S. securities and structured securities. For private fixed rate U.S. corporate and corporate—non-U.S. securities, the transfers into and out of Level 3 resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Total realized and unrealized gains (losses) included in net income:
Net investment income	$13	$11	$21	$20
Net investment gains (losses)	(9)	(10)	(10)	(28)

Total	$4	$1	$11	$(8)

Total gains (losses) included in net income attributable to assets still held:
Net investment income	$9	$10	$17	$17
Net investment gains (losses)	(6)	(12)	(5)	(33)

Total	$3	$(2)	$12	$(16)

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

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2014	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2014	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$138	$(2)	$—	$—	$—	$10	$—	$—	$—	$146	$(1)
Fixed index annuity embedded derivatives	180	10	—	—	—	29	—	—	—	219	10
Indexed universal life embedded derivatives	—	—	—	—	—	2	—	—	—	2	—

Total policyholder account balances	318	8	—	—	—	41	—	—	—	367	9

Derivative liabilities:
Credit default swaps related to securitization entities	25	(11)	—	2	—	—	—	—	—	16	(11)
Other foreign currency contracts	2	—	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	27	(11)	—	2	(2)	—	—	—	—	16	(11)

Borrowings related to securitization entities	79	4	—	—	—	—	—	—	—	83	4

Total Level 3 liabilities	$424	$1	$—	$2	$(2)	$41	$—	$—	$—	$466	$2

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2013	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$272	$(66)	$—	$—	$—	$9	$—	$—	$—	$215	$(68)
Fixed index annuity embedded derivatives	34	1	—	—	—	9	—	—	—	44	1

Total policyholder account balances	306	(65)	—	—	—	18	—	—	—	259	(67)

Derivative liabilities:
Credit default swaps related to securitization entities	97	(18)	—	1	—	—	—	—	—	80	(18)
Equity index options	1	—	—	—	—	—	—	—	—	1	—

Total derivative liabilities	98	(18)	—	1	—	—	—	—	—	81	(18)

Borrowings related to securitization entities	71	3	—	—	—	—	—	—	—	74	3

Total Level 3 liabilities	$475	$(80)	$—	$1	$—	$18	$—	$—	$—	$414	$(82)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2014	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$31	$—	$—	$—	$19	$—	$—	$—	$146	$33
Fixed index annuity embedded derivatives	143	12	—	—	—	65	(1)	—	—	219	12
Indexed universal life embedded derivatives	—	—	—	—	—	2	—	—	—	2	—

Total policyholder account balances	239	43	—	—	—	86	(1)	—	—	367	45

Derivative liabilities:
Credit default swaps related to securitization entities	32	(18)	—	2	—	—	—	—	—	16	(18)
Other foreign currency contracts	1	1	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	33	(17)	—	2	(2)	—	—	—	—	16	(18)

Borrowings related to securitization entities	75	8	—	—	—	—	—	—	—	83	8

Total Level 3 liabilities	$347	$34	$—	$2	$(2)	$86	$(1)	$—	$—	$466	$35

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2013	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(153)	$—	$—	$—	$18	$—	$—	$—	$215	$(151)
Fixed index annuity embedded derivatives	27	4	—	—	—	13	—	—	—	44	4

Total policyholder account balances	377	(149)	—	—	—	31	—	—	—	259	(147)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities	104	(26)	—	2	—	—	—	—	—	80	(26)
Equity index options	—	1	—	—	—	—	—	—	—	1	1

Total derivative liabilities	105	(26)	—	2	—	—	—	—	—	81	(26)

Borrowings related to securitization entities	62	12	—	—	—	—	—	—	—	74	12

Total Level 3 liabilities	$544	$(163)	$—	$2	$—	$31	$—	$—	$—	$414	$(161)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	1	(80)	34	(163)

Total	$1	$(80)	$34	$(163)

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	2	(82)	35	(161)

Total	$2	$(82)	$35	$(161)

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2014:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Internal models	$2,217	Credit spreads	55bps - 425bps (157bps)
Corporate—non-U.S.	Internal models	1,686	Credit spreads	64bps - 226bps (127bps)
Derivative assets:
Credit default swaps	Discounted cash flows	6	Credit spreads	5bps - 29bps (13bps)
Equity index options	Discounted cash flows	4	Equity index volatility	14% - 22% (21%)
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	—% - 98%
			Lapse rate	—% - 15%
			Non-performance risk (credit spreads)	35bps - 85bps (73bps)
GMWB embedded derivatives (1)	Stochastic cash flow model	146	Equity index volatility	14% - 24% (20%)
Fixed index annuity embedded derivatives	Option budget method	219	Expected future interest credited	—% - 3% (2%)
Indexed universal life embedded derivatives	Option budget method	2	Expected future interest credited	3% - 7% (5%)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As previously disclosed, in December 2009, one of our former non-insurance subsidiaries, one of the former subsidiary’s officers and Genworth Financial, Inc. (now known as Genworth Holdings, Inc.) were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc. et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our former subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary and other relief. Oral argument on plaintiffs’ motion to certify a class action was conducted on January 30, 2013. On April 15, 2014, the court issued its decision denying the plaintiffs’ motion to certify a class. On April 29, 2014 plaintiffs filed a motion with the Second Circuit Court of Appeals for leave to appeal the District Court’s denial of their motion to certify a class, which we opposed. On July 9, 2014, the Second Circuit Court of Appeals denied plaintiffs’ motion.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and seek a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices. The effectiveness of the agreement was conditioned upon consent by the government-sponsored enterprises (“GSEs”) to and the parties’ execution of a definitive agreement requiring submission of curtailment and denial disputes to a binding alternative dispute proceeding (“Curtailment ADR Agreement”). In March 2014, the parties executed the Curtailment ADR Agreement. In the second quarter of 2014, the GSEs consented to the December 31, 2013 agreement, the final condition precedent to the effectiveness of the rescission settlement. The GSEs also consented to the Curtailment ADR Agreement during the second quarter of 2014. With the effectiveness of the rescission settlement, the parties have commenced the process necessary for a final dismissal of the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices. That dismissal is expected to occur in the third quarter of 2014. Claims curtailments and denials are the only

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

remaining areas of dispute under the arbitrations. The parties have selected an arbitration panel. The first phase of the arbitration hearing is scheduled to begin in March 2015. Claimants and our U.S. mortgage insurance subsidiaries are engaged in settlement negotiations regarding a potential resolution of the pending disputes related to claims curtailments or denials. In the event settlement is not reached, we intend to vigorously defend our practices in these arbitrations.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurers and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. On June 26, 2014, the court in the Hill action granted our motion for summary judgment. We intend to vigorously defend the remaining actions.

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

(b) Commitments

As of June 30, 2014, we were committed to fund $62 million in limited partnership investments, $105 million in U.S. commercial mortgage loans and $48 million in private placement investments.

(c) Other

During the second quarter of 2014, we experienced meaningful increases in adverse claims experience for our long-term care insurance products, resulting in significant deterioration in operating income which included an increase to our prior year claim reserves of $39 million. As a result of recent experience, and in connection with our regular review of claims reserve assumptions for our long-term care insurance products, we are conducting a comprehensive review of our long-term care insurance claim reserves. The primary areas of focus in this review are: (i) an analysis of potential causes of the meaningful increase in adverse claims experience and (ii) an assessment of the assumptions and methodology underlying the associated reserves, including morbidity, mortality, interest rates and claim terminations. We intend to complete this review before the release of financial results for the third quarter of 2014. We continue to believe that the existing assumptions and methodology provide the most reliable best estimate. However, given the review underway that will include both long-term and recent experience, we will likely change some of our assumptions, which could increase our long-term care insurance claim reserves, and any increase may or may not be material.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Borrowings and Other Financings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	June 30, 2014	December 31, 2013
5.75% Senior Notes, due 2014 (1)	$—	$485
4.59% Senior Notes, due 2015 (2)	—	141
8.625% Senior Notes, due 2016 (1)	300	300
6.52% Senior Notes, due 2018 (1)	600	600
5.68% Senior Notes, due 2020 (2)	257	258
7.70% Senior Notes, due 2020 (1)	400	400
7.20% Senior Notes, due 2021 (1)	399	399
7.625% Senior Notes, due 2021 (1)	759	759
Floating Rate Junior Notes, due 2021 (3)	132	125
4.90% Senior Notes, due 2023 (1)	399	399
4.24% Senior Notes, due 2024 (2)	150	—
4.80% Senior Notes, due 2024 (1)	400	400
6.50% Senior Notes, due 2034 (1)	297	297
6.15% Junior Notes, due 2066	598	598

Total	$4,691	$5,161

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”).
(3)	Subordinated floating rate notes issued by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited.

We repaid $485 million of our 5.75% senior notes that matured in June 2014.

On April 1, 2014, Genworth Canada, our majority-owned subsidiary, issued CAD$160 million of 4.24% senior notes due 2024. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time. The net proceeds of the offering were used to redeem, in full, its existing senior notes due December 2015 with a principal amount of CAD$150 million and bearing a fixed annual interest rate of 4.59%. In conjunction with the redemption, Genworth Canada made an early redemption payment to existing noteholders of approximately CAD$7 million and accrued interest of approximately CAD$2 million in the second quarter of 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt and gains (losses) on insurance block transactions are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

The following transaction was excluded from net operating income (loss) for the periods presented as it related to the loss on the early extinguishment of debt. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than a $13 million, net of taxes, expense recorded in the second quarter of 2013 related to restructuring costs.

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

Adjustments to reconcile net income attributable to Genworth Financial, Inc.’s common stockholders and net operating income assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for deferred acquisition costs and other intangible amortization and certain benefit reserves.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Revenues:
U.S. Life Insurance segment:
Life insurance	$504	$502	$984	$996
Long-term care insurance	872	826	1,728	1,601
Fixed annuities	257	275	514	527

U.S. Life Insurance segment’s revenues	1,633	1,603	3,226	3,124

International Mortgage Insurance segment:
Canada	180	194	348	386
Australia	134	144	265	287
Other Countries	6	11	15	21

International Mortgage Insurance segment’s revenues	320	349	628	694

U.S. Mortgage Insurance segment’s revenues	156	151	311	305

International Protection segment’s revenues	223	202	430	407

Runoff segment’s revenues	89	69	162	112

Corporate and Other’s revenues	(6)	(3)	(20)	32

Total revenues	$2,415	$2,371	$4,737	$4,674

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
U.S. Life Insurance segment:
Life insurance	$39	$27	$60	$63
Long-term care insurance	6	26	52	46
Fixed annuities	24	26	51	55

U.S. Life Insurance segment’s net operating income	69	79	163	164

International Mortgage Insurance segment:
Canada	47	43	88	85
Australia	57	55	119	101
Other Countries	(7)	(9)	(11)	(16)

International Mortgage Insurance segment’s net operating income	97	89	196	170

U.S. Mortgage Insurance segment’s net operating income	39	13	72	34

International Protection segment’s net operating income	2	1	9	7

Runoff segment’s net operating income	15	6	27	22

Corporate and Other’s net operating loss	(64)	(55)	(115)	(113)

Net operating income	158	133	352	284
Net investment gains (losses), net	20	15	10	(13)
Gains (losses) on early extinguishment of debt, net	(2)	—	(2)	—
Expenses related to restructuring, net	—	(13)	—	(13)
Income (loss) from discontinued operations, net of taxes	—	6	—	(14)

Net income available to Genworth Financial, Inc.’s common stockholders	176	141	360	244
Add: net income attributable to noncontrolling interests	52	39	87	77

Net income	$228	$180	$447	$321

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2014	December 31, 2013
Assets:
U.S. Life Insurance	$80,916	$77,261
International Mortgage Insurance	9,518	9,194
U.S. Mortgage Insurance	2,322	2,361
International Protection	2,116	2,061
Runoff	13,856	14,062
Corporate and Other	2,916	3,106

Total assets	$111,644	$108,045

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated OCI, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2014	$1,624	$1,538	$321	$3,483
OCI before reclassifications	548	119	148	815
Amounts reclassified from (to) OCI	(14)	(5)	—	(19)

Current period OCI	534	114	148	796

Balances as of June 30, 2014 before noncontrolling interests	2,158	1,652	469	4,279

Less: change in OCI attributable to noncontrolling interests	30	—	88	118

Balances as of June 30, 2014	$2,128	$1,652	$381	$4,161

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2013	$2,443	$1,799	$582	$4,824
OCI before reclassifications	(1,173)	(213)	(353)	(1,739)
Amounts reclassified from (to) OCI	(17)	(5)	—	(22)

Current period OCI	(1,190)	(218)	(353)	(1,761)

Balances as of June 30, 2013 before noncontrolling interests	1,253	1,581	229	3,063

Less: change in OCI attributable to noncontrolling interests	(41)	—	(38)	(79)

Balances as of June 30, 2013	$1,294	$1,581	$267	$3,142

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	1,249	347	127	1,723
Amounts reclassified from (to) OCI	(3)	(14)	—	(17)

Current period OCI	1,246	333	127	1,706

Balances as of June 30, 2014 before noncontrolling interests	2,172	1,652	424	4,248

Less: change in OCI attributable to noncontrolling interests	44	—	43	87

Balances as of June 30, 2014	$2,128	$1,652	$381	$4,161

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(1,389)	(315)	(457)	(2,161)
Amounts reclassified from (to) OCI	8	(13)	—	(5)

Current period OCI	(1,381)	(328)	(457)	(2,166)

Balances as of June 30, 2013 before noncontrolling interests	1,257	1,581	198	3,036

Less: change in OCI attributable to noncontrolling interests	(37)	—	(69)	(106)

Balances as of June 30, 2013	$1,294	$1,581	$267	$3,142

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $6 million and $26 million, respectively, net of taxes of $1 million and $13 million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2014 and 2013. Amount also included taxes of $35 million and $42 million, respectively, related to foreign currency translation adjustments as of June 30, 2014 and 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(22)	$(26)	$(5)	$12	Net investment (gains) losses
Provision for income taxes	8	9	2	(4)	Provision for income taxes

Total	$(14)	$(17)	$(3)	$8

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(13)	$(10)	$(28)	$(19)	Net investment income
Interest rate swaps hedging assets	—	(1)	—	(1)	Net investment (gains) losses
Interest rate swaps hedging liabilities	(1)	—	(1)	(1)	Interest expense
Inflation indexed swaps	7	5	8	2	Net investment income
Provision for income taxes	2	1	7	6	Provision for income taxes

Total	$(5)	$(5)	$(14)	$(13)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

(11) Noncontrolling Interests

On May 15, 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, priced its initial public offering of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owns 66.2% of the ordinary shares of Genworth Australia.

The net proceeds of the offering were used by Genworth Australia to repay a portion of certain intercompany funding arrangements with our subsidiaries and those funds were then be distributed to Genworth Holdings. The gross proceeds of the offering (before payment of fees and expenses) were approximately $541 million. Fees and expenses in connection with the offering were approximately $27 million, including approximately $3 million paid in 2013.

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of these changes in

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ownership interests and the effect on stockholders’ equity for the periods presented was as follows for the periods presented:

(Amounts in millions)	Three months ended June 30, 2014	Six months ended June 30, 2014
Net income available to Genworth Financial, Inc.’s common stockholders	$176	$360
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Australia to noncontrolling interests	(145)	(145)

Net transfers to noncontrolling interests	(145)	(145)

Change from net income available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$31	$215

(12) Condensed Consolidating Financial Information

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2014 and December 31, 2013, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and six months ended June 30, 2014 and 2013 and the condensed consolidating cash flow statement information for the six months ended June 30, 2014 and 2013.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the condensed consolidating balance sheet information as of June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$151	$62,409	$(200)	$62,360
Equity securities available-for-sale, at fair value	—	—	320	—	320
Commercial mortgage loans	—	—	5,986	—	5,986
Restricted commercial mortgage loans related to securitization entities	—	—	217	—	217
Policy loans	—	—	1,514	—	1,514
Other invested assets	—	17	1,946	—	1,963
Restricted other invested assets related to securitization entities, at fair value	—	—	404	—	404
Investments in subsidiaries	16,214	16,239	—	(32,453)	—

Total investments	16,214	16,407	72,796	(32,653)	72,764

Cash and cash equivalents	—	1,073	3,065	—	4,138
Accrued investment income	—	—	646	(4)	642
Deferred acquisition costs	—	—	5,085	—	5,085
Intangible assets	—	—	266	—	266
Goodwill	—	—	867	—	867
Reinsurance recoverable	—	—	17,276	—	17,276
Other assets	2	198	497	(2)	695
Intercompany notes receivable	—	260	365	(625)	—
Separate account assets	—	—	9,911	—	9,911

Total assets	$16,216	$17,938	$110,774	$(33,284)	$111,644

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$34,497	$—	$34,497
Policyholder account balances	—	—	25,834	—	25,834
Liability for policy and contract claims	—	—	7,223	—	7,223
Unearned premiums	—	—	4,191	—	4,191
Other liabilities	(2)	303	3,406	(5)	3,702
Intercompany notes payable	3	566	256	(825)	—
Borrowings related to securitization entities	—	—	233	—	233
Non-recourse funding obligations	—	—	2,024	—	2,024
Long-term borrowings	—	4,151	540	—	4,691
Deferred tax liability	(16)	(927)	2,017	—	1,074
Separate account liabilities	—	—	9,911	—	9,911

Total liabilities	(15)	4,093	90,132	(830)	93,380

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,986	9,162	17,080	(26,242)	11,986
Accumulated other comprehensive income (loss)	4,161	4,099	4,152	(8,251)	4,161
Retained earnings	2,783	584	(2,628)	2,044	2,783
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	16,231	13,845	18,604	(32,449)	16,231
Noncontrolling interests	—	—	2,038	(5)	2,033

Total stockholders’ equity	16,231	13,845	20,642	(32,454)	18,264

Total liabilities and stockholders’ equity	$16,216	$17,938	$110,774	$(33,284)	$111,644

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,343	$—	$1,343
Net investment income	—	—	816	(3)	813
Net investment gains (losses)	—	(5)	39	—	34
Insurance and investment product fees and other	—	(3)	229	(1)	225

Total revenues	—	(8)	2,427	(4)	2,415

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,256	—	1,256
Interest credited	—	—	184	—	184
Acquisition and operating expenses, net of deferrals	3	—	401	—	404
Amortization of deferred acquisition costs and intangibles	—	—	138	—	138
Interest expense	—	83	41	(4)	120

Total benefits and expenses	3	83	2,020	(4)	2,102

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(3)	(91)	407	—	313
Provision (benefit) for income taxes	(5)	(18)	112	(4)	85
Equity in income of subsidiaries	174	194	—	(368)	—

Income from continuing operations	176	121	295	(364)	228
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income	176	121	295	(364)	228
Less: net income attributable to noncontrolling interests	—	—	52	—	52

Net income available to Genworth Financial, Inc.’s common stockholders	$176	$121	$243	$(364)	$176

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,286	$—	$1,286
Net investment income	(1)	1	824	(3)	821
Net investment gains (losses)	—	7	14	—	21
Insurance and investment product fees and other	—	—	245	(2)	243

Total revenues	(1)	8	2,369	(5)	2,371

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,269	—	1,269
Interest credited	—	—	184	—	184
Acquisition and operating expenses, net of deferrals	10	1	402	—	413
Amortization of deferred acquisition costs and intangibles	—	—	137	—	137
Interest expense	—	79	47	(5)	121

Total benefits and expenses	10	80	2,039	(5)	2,124

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(11)	(72)	330	—	247
Provision (benefit) for income taxes	(5)	(14)	92	—	73
Equity in income of subsidiaries	147	194	—	(341)	—

Income from continuing operations	141	136	238	(341)	174
Income (loss) from discontinued operations, net of taxes	—	(9)	15	—	6

Net income	141	127	253	(341)	180
Less: net income attributable to noncontrolling interests	—	—	39	—	39

Net income available to Genworth Financial, Inc.’s common stockholders	$141	$127	$214	$(341)	$141

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,650	$—	$2,650
Net investment income	—	—	1,625	(7)	1,618
Net investment gains (losses)	—	(9)	26	—	17
Insurance and investment product fees and other	—	(3)	456	(1)	452

Total revenues	—	(12)	4,757	(8)	4,737

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,450	—	2,450
Interest credited	—	—	367	—	367
Acquisition and operating expenses, net of deferrals	10	—	772	—	782
Amortization of deferred acquisition costs and intangibles	—	—	272	—	272
Interest expense	—	167	88	(8)	247

Total benefits and expenses	10	167	3,949	(8)	4,118

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(10)	(179)	808	—	619
Provision (benefit) for income taxes	5	(64)	235	(4)	172
Equity in income of subsidiaries	375	396	—	(771)	—

Income from continuing operations	360	281	573	(767)	447
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income	360	281	573	(767)	447
Less: net income attributable to noncontrolling interests	—	—	87	—	87

Net income available to Genworth Financial, Inc.’s common stockholders	$360	$281	$486	$(767)	$360

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,547	$—	$2,547
Net investment income	(1)	1	1,642	(7)	1,635
Net investment gains (losses)	—	3	(43)	—	(40)
Insurance and investment product fees and other	—	—	535	(3)	532

Total revenues	(1)	4	4,681	(10)	4,674

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,470	—	2,470
Interest credited	—	—	368	—	368
Acquisition and operating expenses, net of deferrals	10	1	835	—	846
Amortization of deferred acquisition costs and intangibles	—	—	259	—	259
Interest expense	—	159	98	(10)	247

Total benefits and expenses	10	160	4,030	(10)	4,190

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(11)	(156)	651	—	484
Provision (benefit) for income taxes	(5)	(53)	207	—	149
Equity in income of subsidiaries	250	316	—	(566)	—

Income from continuing operations, net of taxes	244	213	444	(566)	335
Loss from discontinued operations, net of taxes	—	(14)	—	—	(14)

Net income	244	199	444	(566)	321
Less: net income attributable to noncontrolling interests	—	—	77	—	77

Net income available to Genworth Financial, Inc.’s common stockholders	$244	$199	$367	$(566)	$244

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$176	$121	$295	$(364)	$228
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	525	514	531	(1,037)	533
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	114	114	123	(237)	114
Foreign currency translation and other adjustments	95	80	148	(175)	148

Total other comprehensive income (loss)	735	709	803	(1,451)	796

Total comprehensive income (loss)	911	830	1,098	(1,815)	1,024
Less: comprehensive income attributable to noncontrolling interests	—	—	113	—	113

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$911	$830	$985	$(1,815)	$911

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$141	$127	$253	$(341)	$180
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,175)	(1,136)	(1,212)	2,307	(1,216)
Net unrealized gains (losses) on other-than-temporarily impaired securities	26	26	26	(52)	26
Derivatives qualifying as hedges	(218)	(218)	(230)	448	(218)
Foreign currency translation and other adjustments	(315)	(303)	(352)	617	(353)

Total other comprehensive income (loss)	(1,682)	(1,631)	(1,768)	3,320	(1,761)

Total comprehensive income (loss)	(1,541)	(1,504)	(1,515)	2,979	(1,581)
Less: comprehensive income attributable to noncontrolling interests	—	—	(40)	—	(40)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,541)	$(1,504)	$(1,475)	$2,979	$(1,541)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$360	$281	$573	$(767)	$447
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,217	1,189	1,238	(2,405)	1,239
Net unrealized gains (losses) on other-than-temporarily impaired securities	7	7	7	(14)	7
Derivatives qualifying as hedges	333	333	355	(688)	333
Foreign currency translation and other adjustments	119	120	127	(239)	127

Total other comprehensive income (loss)	1,676	1,649	1,727	(3,346)	1,706

Total comprehensive income (loss)	2,036	1,930	2,300	(4,113)	2,153
Less: comprehensive income attributable to noncontrolling interests	—	—	117	—	117

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$2,036	$1,930	$2,183	$(4,113)	$2,036

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$244	$199	$444	$(566)	$321
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,396)	(1,363)	(1,429)	2,755	(1,433)
Net unrealized gains (losses) on other-than-temporarily impaired securities	52	52	52	(104)	52
Derivatives qualifying as hedges	(328)	(328)	(340)	668	(328)
Foreign currency translation and other adjustments	(388)	(358)	(456)	745	(457)

Total other comprehensive income (loss)	(2,060)	(1,997)	(2,173)	4,064	(2,166)

Total comprehensive income (loss)	(1,816)	(1,798)	(1,729)	3,498	(1,845)
Less: comprehensive income attributable to noncontrolling interests	—	—	(29)	—	(29)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,816)	$(1,798)	$(1,700)	$3,498	$(1,816)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2014:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$360	$281	$573	$(767)	$447
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(375)	(396)	—	771	—
Dividends from subsidiaries	—	563	(563)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(69)	—	(69)
Net investment losses (gains)	—	9	(26)	—	(17)
Charges assessed to policyholders	—	—	(376)	—	(376)
Acquisition costs deferred	—	—	(239)	—	(239)
Amortization of deferred acquisition costs and intangibles	—	—	272	—	272
Deferred income taxes	10	(117)	139	(4)	28
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	79	—	79
Stock-based compensation expense	10	—	5	—	15
Change in certain assets and liabilities:
Accrued investment income and other assets	(3)	59	(148)	—	(92)
Insurance reserves	—	—	1,102	—	1,102
Current tax liabilities	(12)	(19)	(133)	—	(164)
Other liabilities and other policy-related balances	13	27	(448)	—	(408)

Net cash from operating activities	3	407	168	—	578

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,568	—	2,568
Commercial mortgage loans	—	—	262	—	262
Restricted commercial mortgage loans related to securitization entities	—	—	17	—	17
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,256	—	1,256
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,873)	—	(4,873)
Commercial mortgage loans	—	—	(347)	—	(347)
Other invested assets, net	—	—	175	—	175
Policy loans, net	—	—	4	—	4
Intercompany notes receivable	8	(12)	28	(24)	—
Capital contributions to subsidiaries	(12)	—	12	—	—

Net cash from investing activities	(4)	(12)	(898)	(24)	(938)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,548	—	1,548
Withdrawals from universal life and investment contracts	—	—	(1,270)	—	(1,270)
Redemption and repurchase of non-recourse funding obligations	—	—	(14)	—	(14)
Proceeds from the issuance of long-term debt	—	—	144	—	144
Repayment and repurchase of long-term debt	—	(485)	(136)	—	(621)
Repayment of borrowings related to securitization entities	—	—	(17)	—	(17)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	519	—	519
Dividends paid to noncontrolling interests	—	—	(27)	—	(27)
Proceeds from intercompany notes payable	3	(35)	8	24	—
Other, net	(2)	(21)	(9)	—	(32)

Net cash from financing activities	1	(541)	746	24	230

Effect of exchange rate changes on cash and cash equivalents	—	—	54	—	54

Net change in cash and cash equivalents	—	(146)	70	—	(76)
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	$—	$1,073	$3,065	$—	$4,138

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2013:

	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$244	$199	$444	$(566)	$321
Less loss from discontinued operations, net of taxes	—	14	—	—	14
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(250)	(316)	—	566	—
Dividends from subsidiaries	135	150	(285)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(40)	—	(40)
Net investment losses (gains)	—	(3)	43	—	40
Charges assessed to policyholders	—	(3)	(401)	—	(404)
Acquisition costs deferred	—	—	(212)	—	(212)
Amortization of deferred acquisition costs and intangibles	—	—	259	—	259
Deferred income taxes	(3)	(46)	(164)	—	(213)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	35	—	35
Stock-based compensation expense	11	—	6	—	17
Change in certain assets and liabilities:
Accrued investment income and other assets	(1)	68	(46)	—	21
Insurance reserves	—	—	1,183	—	1,183
Current tax liabilities	—	(7)	267	—	260
Other liabilities and other policy-related balances	(4)	26	(660)	—	(638)
Cash from operating activities—discontinued operations	—	(14)	17	—	3

Net cash from operating activities	132	68	446	—	646

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,820	—	2,820
Commercial mortgage loans	—	—	474	—	474
Restricted commercial mortgage loans related to securitization entities	—	—	31	—	31
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,245	—	2,245
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,558)	—	(4,558)
Commercial mortgage loans	—	—	(431)	—	(431)
Other invested assets, net	—	—	113	—	113
Policy loans, net	—	—	(1)	—	(1)
Intercompany notes receivable	(1)	15	30	(44)	—
Capital contributions to subsidiaries	(131)	(1)	132	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	—	25	—	25
Cash from investing activities—discontinued operations	—	—	—	—	—

Net cash from investing activities	(132)	14	880	(44)	718

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	920	—	920
Withdrawals from universal life and investment contracts	—	—	(2,059)	—	(2,059)
Redemption and repurchase of non-recourse funding obligations	—	—	(12)	—	(12)
Repayment and repurchase of long-term debt	—	(15)	—	—	(15)
Repayment of borrowings related to securitization entities	—	—	(32)	—	(32)
Repurchase of subsidiary shares	—	—	(21)	—	(21)
Dividends paid to noncontrolling interests	—	—	(26)	—	(26)
Proceeds from intercompany notes payable	—	(30)	(14)	44	—
Other, net	—	(24)	7	—	(17)
Cash from financing activities—discontinued operations	—	—	—	—	—

Net cash from financing activities	—	(69)	(1,237)	44	(1,262)

Effect of exchange rate changes on cash and cash equivalents	—	—	(118)	—	(118)

Net change in cash and cash equivalents	—	13	(29)	—	(16)
Cash and cash equivalents at beginning of period	—	843	2,810	—	3,653

Cash and cash equivalents at end of period	—	856	2,781	—	3,637
Less cash and cash equivalents of discontinued operations at end of period	—	—	24	—	24

Cash and cash equivalents of continuing operations at end of period	$—	$856	$2,757	$—	$3,613

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.0 billion to us in 2014 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $1.0 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2014 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of June 30, 2014, both Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $15.2 billion.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets; downgrades or potential downgrades in our financial strength or credit ratings; interest rate fluctuations and levels; adverse capital and credit market conditions; the valuation of fixed maturity, equity and trading securities; defaults or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; availability, affordability and adequacy of reinsurance; defaults by counterparties to reinsurance arrangements or derivative instruments; an adverse change in risk-based capital and other regulatory requirements; insufficiency of reserves and required increases to reserve liabilities; legal and regulatory constraints on dividend distributions by our subsidiaries; competition, including from government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; loss of key distribution partners; regulatory restrictions on our operations and changes in applicable laws and regulations; legal or regulatory investigations or actions; the failure of or any compromise of the security of our computer systems and confidential information contained therein; the occurrence of natural or man-made disasters or a pandemic; the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffective or inadequate risk management program; changes in accounting and reporting standards; goodwill impairments; impairments of or valuation allowances against our deferred tax assets; significant deviations from our assumptions in our insurance policies and annuity contracts; accelerated amortization of deferred acquisition costs and present value of future profits; ability to increase premiums on in-force and future long-term care insurance products, including any current rate actions and any future rate actions; the failure of demand for life insurance, long-term care insurance and fixed annuity products to increase; medical advances, such as genetic research and diagnostic imaging, and related legislation; ability to continue to implement actions to mitigate the impact of statutory reserve requirements; political and economic instability or changes in government policies; fluctuations in foreign currency exchange rates and international securities markets; the significant portion of our international mortgage insurance risk in-force with high loan-to-value ratios; increases in U.S. mortgage insurance default rates; failure to meet, or have waived to the extent needed, our U.S. mortgage insurance subsidiaries’ minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders and investors and changes to the role or structure of Fannie Mae and Freddie Mac; failure to meet the revised GSE eligibility standards (the “MI Eligibility Standards”) or the capital required to meet the revised standards may be higher than anticipated; ability to realize the benefits of our rescissions and curtailments; the extent to which loan modifications and other similar programs may provide benefits to us; deterioration in economic conditions or a decline in home prices in the United States; problems associated with foreclosure process defects in the United States that may defer claim payments; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; increases in the use of alternatives to private mortgage insurance in the United States and reductions by lenders in the level of coverage they select; the impact of the use of reinsurance with reinsurance companies affiliated with our U.S. mortgage lending customers; and potential liabilities in connection with our U.S. contract underwriting services;

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

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. While equity and credit markets generally improved during 2013, credit market volatility continued into the first half of 2014 and credit spreads continued to further compress during the first half of 2014. Although the U.S. and several international financial markets experienced improvement during 2013 and into the first half of 2014, there are still concerns regarding global economies and the rate and strength of recovery, particularly given recent geographical events in Eastern Europe and the Middle East.

The U.S. housing market showed signs of recovery during 2012 and 2013 with home prices rising in a number of regions and cities, but ongoing weakness in the U.S. economy continued to impact the rate of recovery. Unemployment and underemployment levels in the United States remained elevated in 2013. The June 2014 unemployment rate in the United States declined from the March 2014 and December 2013 unemployment rates. We expect unemployment and underemployment levels in the United States to remain elevated relative to those levels prevailing before 2009 and gradually decrease over time. In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth and average home prices increased modestly during 2013 and into the first half of 2014. While the unemployment rate in Canada decreased slightly during 2013 and into the first quarter of 2014, it increased slightly during the second quarter of 2014 but remained near its lowest level since December 2008. In Australia, the overall housing market generally improved as modest economic growth and low interest rates persisted, coupled with average home prices increasing across most regions during 2013 and into the first half of 2014. Unemployment in Australia increased slightly during 2013, remaining close to its highest level in three years. It remained consistent through March 2014 and increased in June 2014. The Chinese economy had experienced significant growth over the past decade. This growth slowed during 2013 and into the first half of 2014 and the new Chinese administration began to implement economic and credit market reforms. Gross domestic product growth in China in 2013 and the first half of 2014 was close to that of 2012, but significantly lower from growth over the last decade even with improvement in the second quarter of 2014. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. Europe remained a challenging region with slow growth or a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of actual or anticipated austerity measures, but certain areas within Europe have shown a modest level of improvement during the second half of 2013 and into the first half of 2014. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

Credit and investment markets. The Federal Reserve continued to reduce its asset purchases to $35.0 billion per month in July, down $10.0 billion at each Federal Reserve meeting since December 2013 from the originally announced $85.0 billion per month, and could end its Long-Term Securities Asset Purchases Program by October 2014. Despite the Federal Reserve withdrawing stimulus and normalizing monetary policy, global interest rates continued to fall, driven primarily by mixed U.S. economic data, sluggish growth concerns and further easing measures initiated by the European Central Bank.

Credit spreads for most fixed income asset classes continued to compress further throughout the first half of 2014 driven by global liquidity and strong demand. The performance was further supported by stable credit fundamentals and demand for fixed income products. The environment of continued accommodative policy stance from global central banks, along with historic lows in rate and equity volatility was beneficial for riskier assets, despite certain geopolitical concerns.

We recorded net other-than-temporary impairments of $3 million during the six months ended June 30, 2014 compared to $17 million during the six months ended June 30, 2013. Impairments have decreased across all asset classes due to improving economic conditions. Declines in interest rates and credit spreads have increased the value of our investments and derivatives, resulting in increases in net unrealized investment gains on securities of $1,246 million and derivatives qualifying as hedges of $333 million in other comprehensive income (loss) for the six months ended June 30, 2014. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

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

In 2013, we experienced favorable mortality results in our universal life, term universal life and term life insurance products as compared to priced mortality assumptions. In the second quarter of 2014, we experienced improved mortality results for our universal life and term life insurance products compared to the first quarter of 2014. Mortality levels may deviate each period from historical trends. As our 15-year term life insurance policies written in 1999 and 2000 approach their post-level rate period, we have experienced lower persistency compared to pricing. Due to the relatively small number of policies currently approaching their post-level rate period and the small difference between actual and priced for persistency, the impact on our financial statements has not been material. As more policies approach their post-level rate period, we would expect amortization of deferred acquisition costs to accelerate and lower profitability in our term life insurance products if persistency is lower compared to pricing.

Life insurance sales increased 68% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 largely attributable to our term life insurance products. Sales of our term life insurance products increased from competitive pricing and improved service platforms. Sales levels were in line with expected results as the business is transitioning to a broader set of competitive permanent life product offerings, including indexed universal life and linked benefits, and growth in sales on these products is expected to continue.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. We have committed funding sources for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX. The National Association of Insurance Commissioners (“NAIC”) adopted revised statutory reserving requirements for new and in-force secondary guarantee universal life business subject to Actuarial Guideline 38 (“AG 38”) provisions, which became effective December 31, 2012. These requirements reflected an agreement reached and developed by a NAIC Joint Working Group which included regulators from several states, including New York. The financial impact related to the revised statutory reserving requirements on our in-force reserves subject to the new guidance was not significant as of December 31, 2012. On September 11, 2013, the New York Department of Financial Services (the “NYDFS”) announced that it no longer supported the agreement reached by the NAIC Working Group and that it would require New York licensed companies, including our New York domiciled insurance subsidiary, to use an alternative interpretation of AG 38 for universal life insurance products with secondary guarantees. We have been in discussions with the NYDFS about its alternative interpretation and recorded $80 million of additional statutory reserves as of December 31, 2013. We continue to work with the NYDFS to determine potential future impacts. The NYDFS has not finalized a permanent update to the regulation. Depending on the final regulation, our New York domiciled insurance subsidiary’s statutory reserves could increase significantly over time.

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

Although we do not believe it to be likely, and the conceptual framework currently being considered by the NAIC allows for their continued use, a potential outcome of the NAIC review is that the life insurance industry may be prohibited from continuing to use captive life reinsurance subsidiaries. The expected effect of such prohibition would depend on the specific changes to state regulations that are adopted as a result of the NAIC review, including whether current captive life reinsurance structures would be allowed to continue in existence or, if not, the method and timing of their dissolution, as well as the cost and availability of alternative financing. At this time, given the uncertainty around these matters, we are unable to estimate the expected effects on our consolidated operations and financial position of the discontinuance of the use of captive life reinsurance subsidiaries to finance statutory reserves subject to Regulations XXX and AXXX and AG 38 in the future. If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, and potential reductions in or discontinuance of new term life or universal life with secondary guarantees insurance sales, all of which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

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

During the second quarter of 2014, we experienced meaningful increases in adverse claims experience for our long-term care insurance products, resulting in significant deterioration in operating income. The adverse claims experience in the second quarter of 2014 was due primarily to higher severity on both new and existing claims compared to the first quarter of 2014 and the second quarter of 2013, as well as an increase in new claims compared to the second quarter of 2013. As a result of recent experience, and in connection with our regular review of claims reserve assumptions for our long-term care insurance products, we are conducting a comprehensive review of our long-term care insurance claim reserves. The primary areas of focus in this review are: (i) an analysis of potential causes of the meaningful increases in adverse claims experience and (ii) an assessment of the assumptions and methodology underlying the associated reserves, including morbidity, mortality, interest rates and claim terminations. We intend to complete this review before the release of financial results for the third quarter of 2014. We continue to believe that the existing assumptions and methodology provide the most reliable best estimate. However, given the review underway that will consider both long-term and recent experience, we will likely change some of our assumptions, which could increase our long-term care insurance claim reserves, and any increase may or may not be material.

The results in the second quarter of 2014 were impacted by higher incurred losses due to higher severity on new and existing claims as compared to the first quarter of 2014. While the number of new claims in the second quarter of 2014 was slightly lower than in the first quarter of 2014, the new claims had higher average claim reserves as a result of a shift to policies with higher daily benefits, as well as policies with lifetime benefits, for which claims are expected to be paid for a longer period of time. Severity of existing claims was also higher in the second quarter of 2014 compared to the first quarter of 2014 as fewer claims were closed during the second quarter of 2014, which contributed to higher paid claims and a higher ending claim reserve.

We expect to complete our 2014 annual U.S. GAAP margin analysis during the fourth quarter of 2014. Currently, the assumptions that have the most significant impact on our margins are morbidity, lapse rates, in-force rate increases and discount rate. To the extent we change some of our assumptions as part of the comprehensive review of our long-term care insurance claim reserves, these changes could have a significant impact on our margins on this business.

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

Our long-term care insurance sales decreased 42% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and increased 18% in the second quarter of 2014 from the first quarter of 2014. The lower sales in part reflected changes to our ability to generate consumer leads through affinity relationships, including the fact that effective June 1, 2013, we no longer offer AARP-branded long-term care insurance products. We have also been affected by the long-term care insurance industry trends in sales which were down approximately 30% year over year as companies have introduced price increases and product changes coupled with consumer concern tied to industry rate actions. In 2013, we also took steps to improve our profit and risk profile with the introduction of a product that included gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. That product has been launched and is currently being sold in 47 states. In addition, in the fourth quarter of 2013, we began filing for regulatory approval of a new product which gives consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. As of June 30, 2014, this new product had been filed in 50 states and approved in 45 states, and was launched in 42 states on July 21, 2014. In support of these products, we are continuing to invest in distribution and marketing to increase long-term care insurance sales over time and expect to see some impact from these actions during the second half of 2014.

We also manage risk and limit capital allocated to our long-term care insurance business through utilization of internal and external reinsurance in the form of coinsurance. We have a portion of our long-term care insurance business reinsured internally by one of our Bermuda-domiciled captive life reinsurance subsidiaries. One of our strategic priorities is to repatriate our long-term care insurance business into our U.S.-domiciled life insurance company which we will likely complete in 2015. There will be no impact on our U.S. generally accepted accounting principles (“U.S. GAAP”) consolidated results of operations and financial condition as the financial impact of this reinsurance eliminates in consolidation and we anticipate a modest impact on our U.S. life insurance company risk-based capital ratio. In the first quarter of 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the product introduced in early 2013. In July 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the product launched in July 2014. External new business reinsurance levels vary and are dependent on a number of factors, including price, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: price increases on our in-force liabilities; product refinements; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; and considering other actions to improve the performance of the overall block. These efforts have included evaluating the need for future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with an expectation of achieving an average premium increase in excess of 50% on the older generation policies and an average premium increase in excess of 25% on an earlier series of new generation policies. Subject to regulatory approval, this premium rate increase is expected to generate approximately $250 million to $300 million of additional annual premiums when fully implemented over the next several years. We also expect our reserve levels, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the older generation products and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on certain newer generation products which remain profitable but with returns lower than original expectations. As of June 30, 2014, this round of rate actions had been approved in 43 states. After refining our net premium projections, our revised estimate of the net premiums increase from these 43 state approvals is approximately $190 million to $200 million when fully implemented by 2017. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases ranging between 6% and 13% on more than $800 million in annualized in-force premiums on another series of new generation policies. As of June 30, 2014, we have received approvals in 18 states. The premium rate increases on these policies will help offset higher than priced-for loss ratios, which have been caused by lower than anticipated lapse rates and improvements in life expectancy. The approval process of an in-force rate increase and the amount and timing of the rate increase approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

Continued low interest rates have put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments have matured and been replaced with lower yielding investments. We seek to manage the impact of low interest rates through asset-liability management combined with hedging strategies for our long-term care insurance product cash flows.

Fixed annuities. Results of our fixed annuities business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder surrenders, expense and commission levels, new product sales, competitor actions and competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings and relative pricing.

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

In December 2011, we introduced new fixed indexed annuities to our product offering. Equity market performance and volatility could result in additional gains or losses, although associated hedging activities are expected to mitigate these impacts.

Refinements of product offerings and related pricing, including ongoing evaluation of commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Sales of fixed annuities increased $630 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in sales was a function of increased penetration in the indexed annuity market, higher overall interest rate environment in the current year compared to the first half of 2013, and relatively low sales in the first half of 2013 due to price competition.

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

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. During 2013 and the first quarter of 2014, foreign currencies continued weakening against the U.S. dollar, which negatively impacted the underlying reported results of our international mortgage insurance business. However, during the second quarter of 2014, many foreign currencies, including the Canadian dollar and the Australian dollar strengthened relative to the U.S. dollar. Any future movement in foreign exchange rates could impact future results.

In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. While the unemployment rate decreased slightly during 2013 and into the first quarter of 2014, it increased slightly during the second quarter of 2014 but remained near its lowest level since December 2008. We expect the unemployment rate to stay near current levels throughout 2014. Additionally, average home prices increased modestly during 2013 and into the first half of 2014 and we expect home prices to remain flat or increase modestly in 2014, as a balanced housing market persists. However, some market observers have expressed concerns about the strength of the Canadian housing market, and we will continue to closely monitor the market. The Bank of Canada has maintained the overnight rate at 1.0% during recent years and we expect this rate to be maintained at or near this level in 2014.

We believe the favorable macroeconomic factors in Canada are supportive of a relatively stable housing market, including the high loan-to-value mortgage market. Going forward, we expect the growth rate of the high loan-to-value market to keep pace with growth in the overall housing resale market and home price appreciation. We expect that the 2014 residential mortgage insurance premium opportunity for high loan-to-value mortgages will be modestly higher than in 2013, in line with the expected increase in housing resale activity and an increase in mortgage insurance premium rates by an average of 15%, which became effective May 1, 2014 for new business.

In the 2013 federal budget, the Canadian government proposed to gradually limit the insurance of low loan-to-value mortgages to only those mortgages that will be used in the Canada Mortgage and Housing Corporation (“CMHC”) securitization programs. In addition, the Canadian government intends to prohibit the use of any taxpayer-backed insured mortgage, both high and low loan-to-value, as collateral in securitization vehicles that are not sponsored by CMHC. We are in ongoing discussions with the Canadian government as it designs the structure to implement the proposed changes. It is difficult to determine the impact of the changes on the business until all the related legislation has been introduced. We anticipate the proposed changes will be implemented in 2014. Flow new insurance written in Canada in 2013 decreased modestly primarily due to a smaller mortgage origination market, particularly for high loan-to-value refinance transactions, as a result of recent revisions to mortgage insurance eligibility rules. During the second quarter of 2014, flow new insurance written increased compared to the first quarter of 2014 primarily from a harsh and prolonged winter that we believe delayed home sales in the first quarter of 2014. Flow new insurance written in the second quarter of 2014 was lower than the second quarter of 2013 primarily due to foreign exchange rate fluctuations. As our large 2007 and 2008 book years are mostly past their peak earnings period, earned premiums in Canada declined in 2013 and into the first half of 2014.

During 2013, losses in Canada decreased from previous levels as the total number of delinquencies and the proportion of new higher severity delinquencies declined, and we continued to realize benefits from our loss mitigation activities. Losses decreased sequentially during each of the four quarters of 2013 and into the first half of 2014 due to fewer new delinquencies as a result of strong credit quality of recent books and a stable economic environment, and a lower average reserve per delinquency due to a higher proportion of delinquencies in provinces where severity has been lower and home prices have appreciated.

In Australia, the overall economy continued to expand during 2013 and into the first half of 2014, though at a more modest pace than in prior years, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing activity improved primarily from sustained low interest rates. The unemployment rate increased slightly during 2013, remaining close to its highest level in three years. It remained consistent through March 2014 and increased in June 2014. The unemployment rate is expected to increase modestly from current levels through 2014. The overall housing market in Australia improved during 2013 and through the first half of 2014. During 2013, average home prices improved across all regions and during the first half of 2014 grew at the highest rate since early 2010. We expect average national home prices to increase modestly throughout the remainder of 2014. During recent years, the Reserve Bank of Australia has gradually lowered the official cash rate to 2.50%, with the latest interest rate cut occurring in August 2013, as Australian and global economic conditions were somewhat weaker than expected. This historically low level of interest rates is now below the low point reached during the global financial crisis when rates were lowered to 3.00%. While we do not expect cash rates to be reduced significantly from the current level in 2014, the Reserve Bank of Australia has indicated that it will continue to monitor the outlook and adjust monetary policy as needed to support the broader economy.

Total mortgage market activity in Australia improved during 2013 as consumer confidence improved and affordability rose to its highest level in recent years. In the first half of 2014, although home price appreciation reduced housing affordability, demand for housing activity was driven by low interest rates, limited new supply and population growth. This growth was also reflected in the higher loan-to-value mortgage origination market, and has underpinned improving levels of flow new insurance written throughout 2013. Earned premiums in Australia increased during 2013 and the first half of 2014 (excluding foreign exchange impacts) as a result of higher written premiums and the seasoning of our in-force block of business.

The overall delinquency rate continued to decrease during 2013 and the first quarter of 2014, with an expected minor seasonal increase occurring in the second quarter of 2014. The level and number of paid claims in 2013 and the first half of 2014 continued to decline due to increased borrower sales activity as well as improved severity. Losses declined sequentially throughout 2013 driven by fewer claims paid, increased borrower sales activity and improved severity. During the second quarter of 2014, losses were lower compared to the second quarter of 2013 due to a strong housing market driven by lower interest rates and stable macroeconomic conditions.

On May 15, 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, priced its initial public offering (“IPO”) of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owns 66.2% of the ordinary shares of Genworth Australia.

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

Prior to 2012, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, came together to drive a smaller mortgage origination market. During this same period, the private mortgage insurance penetration rate was driven down by growth in the Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE guarantee fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. Driven by lower interest rates and a strong refinancing market, the mortgage originations market recovered and strengthened during 2012 and 2013. During this same period, the private mortgage insurance industry saw its market penetration rate improve as the private mortgage insurance industry became more competitive versus the FHA alternative driven in part by FHA price, risk management and cancelability actions. In the first quarter of 2014, mortgage originations were lower than those in the prior quarter as a result of expected seasonal trends, lower refinance activity and adverse weather conditions throughout much of the United States, while the private mortgage insurance penetration rate was flat quarter over quarter. In the second quarter, the mortgage originations market rebounded due to expected seasonal improvement and from the weather related lows experienced in the first quarter. Purchase originations, which grew faster than refinancing activities over this same period, drove an increase in the private mortgage insurance penetration rate from the prior quarter. As the mortgage originations market moves from a higher level of refinancing activities to that of a higher purchase origination market, we continue to believe the private mortgage insurance industry is likely to regain market share over time absent any other market forces. While tightened credit standards for mortgage originations remain in place, we are seeing a modest easing of lender credit policy standards for loans that fall within our own credit guidelines. In December 2013, the acting director of the Federal Housing Finance Agency (“FHFA”) published a proposal to increase GSE loan fees. In January 2014, the newly appointed director of the FHFA suspended implementation of the proposed increases. FHFA subsequently published a request for input on a series of questions related to GSE fee policy and implementation. Responses to the request are due August 4, 2014. Changes to the existing GSE fees could have an impact on mortgage originations and on the competitiveness of private mortgage insurance versus that of FHA insurance.

In late 2013, we announced reduced pricing and expanded underwriting guidelines that are more in line with industry prices and guideline standards, which we believe over time will increase our competitiveness in the mortgage insurance market while maintaining what we believe will be a profitable book of business. As a result, our U.S. mortgage insurance market share in the second quarter of 2014 is up slightly compared with the first quarter of 2014 driven in part by the impact of favorable pricing over prior periods and our differentiated service offering. Our recent principal sources of competition include other private mortgage guaranty insurers, but we cannot predict the impact on our business of the change in the mix of private mortgage guaranty insurer competition following the financial crisis when certain legacy competitors ceased writing new business while other new entrants began writing business in recent periods. Even though home affordability is above historical levels in certain regions of the United States, an ongoing rise in interest rates may slow the housing recovery. Conversely, rising interest rates and resulting slowing down of refinance activity levels improves the persistency levels of our insured portfolio as fewer loans pay off and corresponding mortgage insurance coverage remains in force. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. As of June 30, 2014, loans modified through the Home Affordable Refinance

Program (“HARP”), accounted for approximately $0.4 billion of insurance in the second quarter of 2014, and approximately $19.2 billion of insurance for the ever to-date period through June 30, 2014. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default. The government has recently extended HARP through the year ending December 31, 2016.

In June 2013, the FHFA announced strategic priorities for the GSEs and indicated that there could be changes to the guidelines contained within the private mortgage insurer eligibility requirements (the “PMIERs”). On July 10, 2014, at the direction of the FHFA each GSE released publicly a draft of their respective revised PMIERs. These guidelines, as drafted, contemplate an effective date for compliance 180 days after the final publication date, which final publication is anticipated to be on or about year-end 2014. In addition, the guidelines permit a transition period, subject to GSE approval, of two years from the publication date to meet the required capital levels. We will provide comments, which are due September 8, 2014, pursuant to the request for input and we will continue to work with the FHFA and GSEs over the 60-day public comment period in an effort to make appropriate refinements before the new guidelines are finalized.

The FHFA and the GSEs have stated that the revised PMIERs are primarily intended to strengthen counterparty operational and financial requirements for qualified mortgage insurers. More specifically, these guidelines establish performance monitoring policies and procedures as well as define claim remediation options for mortgage insurers. The operational requirements contained within the revised guidelines update existing requirements regarding operational standards and practices and impose strict control over master policy terms, claims processing routines and claim loss mitigation activities. There is also a strong focus within the operational requirements guidelines on mortgage insurers quality control requirements and lender/servicer performance monitoring practices. In addition, the requirements include an operational scorecard reporting mechanism. The revised financial requirements within the guidelines include the establishment of a new risk-based sources and uses capital adequacy test for qualified mortgage insurers, which includes a minimum available asset requirement of $400 million and a risk-based required available asset amount of not less that 5.6% of a qualified insurer’s performing risk in-force. Asset restrictions within the guidelines limit available assets to highly liquid securities, including cash, bonds and publicly traded common and preferred stock, which are to be recorded as available assets at market capitalization value discounted by 25%. Capital requirements within the guidelines also vary by the attributes associated with the underlying insured loans. For example, capital requirements are higher for a non-performing insured in-force portfolio or one comprised of lower credit quality insured loans, such as those with low Fair Isaac Company credit scores or higher loan-to-value attributes. Conversely, capital requirements within the guidelines are lower for a performing in-force portfolio or a portfolio comprised of loans with higher credit quality attributes.

Based on our current views of the U.S. housing market, expected earnings and capital generation from our U.S. mortgage insurance business, anticipated prepayment of our in-force portfolio in the ordinary course, the amount and loan characteristics of new U.S. mortgage insurance business anticipated to be written and the $300 million contributed in the second quarter of 2014, which had been previously set aside, our preliminary estimate of the additional capital required to be fully compliant, assuming an effective date of June 30, 2015, will be between $450 million to $550 million and will decrease to less than $175 million by December 31, 2016. We have a variety of capital resources that could be utilized to satisfy capital requirements, and initially intend to utilize reinsurance transactions, and if needed, cash available at the holding company, which includes the proceeds of the completed Australian IPO, to fund them. Other potential sources include, but are not limited to, continued earnings from the business, available deferred tax assets, and proceeds from the issuance of securities at Genworth Financial or Genworth Holdings.

It is our intent that our U.S. mortgage insurance business will meet the additional capital requirements contained within the guidelines of the revised PMIERs by the anticipated effective date of June 30, 2015, depending upon the availability of the capital and reinsurance markets, the performance of our businesses and absent any unforeseen developments. We will seek to utilize the transition period as approved by the FHFA and

GSEs if we do not comply by the anticipated effective date. We believe that our U.S. mortgage insurance business is well positioned to meet the draft version of the operational and financial requirements contained in the revised guidelines within the prescribed transition period and expect the business to maintain its strong presence in the private mortgage insurance market.

In December 2013, Genworth Holdings issued $400 million of senior notes in anticipation of increased capital requirements then expected to be imposed by the GSEs in connection with their revised PMIERs. Following the issuance of the senior notes in December 2013, Genworth Financial contributed $100 million of the proceeds to Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, with an additional $300 million contributed to Genworth Mortgage Holdings, LLC, a U.S. mortgage holding company. In advance of the release of the draft PMIERs, in May 2014, we contributed the $300 million that was being held at the U.S. mortgage holding company to GEMICO.

As of June 30, 2014, reflecting the favorable impact of the above-referenced $300 million capital contribution in May 2014, GEMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GEMICO’s domestic insurance regulator, was approximately 14.0:1, compared with a risk-to-capital ratio of approximately 18.4:1 as of March 31, 2014. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. The NCDOI’s current regulatory framework by which GEMICO’s risk-to-capital ratio is calculated differs from the draft capital requirement methodology that is intended to be effective under the new PMIERs once those new regulations are implemented. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses is inherently uncertain, requires significant judgment and may change significantly over time.

The NAIC is reviewing the current Mortgage Guaranty Model Act, including minimum capital and surplus requirements for mortgage insurers through the Mortgage Guaranty Insurance Working Group (the “MGIWG”). The MGIWG has not established a date by which it must make proposals to change such requirements. However, as we learn more specific information about these NAIC activities, we continue to assess the potential impact, if any, that these new requirements may have on our U.S. mortgage insurance business and evaluate the options potentially available to meet any legislative or regulatory measures adopted as a result of the NAIC recommendations.

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

Expanded efforts in the mortgage servicing market to modify loans and improved performance of our 2009 through 2013 book years compared with the performance of prior book years, coupled with the diminished impact of our 2005 through 2008 book years as those loans are resolved, resulted in continued reductions in overall delinquency levels through 2013 and through the first half of 2014. As the aging of delinquencies continued to increase through the first half of 2014, loan modification efforts have continued to remain more difficult to complete. Both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to meet the debt service on the mortgage loans going forward, we have seen the level of ongoing loan modification actions moderating during 2011 through the first half of 2014 compared with the levels we experienced during preceding periods. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and because of the continuing aging of delinquencies. However, we further expect the rate at which we modify delinquent loans to remain steady as new programs take effect and the overall economy continues improving over time.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, resulted in an estimated reduction of expected losses of $216 million and $303 million, respectively, including $156 million and $175 million, respectively, from workouts and loan modifications during the six months ended June 30, 2014 and 2013.

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

We have lender captive reinsurance programs in place in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by GEMICO. All of our captive reinsurance arrangements are in runoff with no new books of business being added going forward. However, while we have no plans currently to expand our lender captive reinsurance program, we will continue to consider appropriate new third-party reinsurance arrangements as potential available sources of capital for our U.S. mortgage insurance business.

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

Although consumer lending levels in Europe have stabilized, they remain challenged particularly given concerns regarding various European economies and the lingering effect of the European debt crisis. Unemployment rates in the second quarter of 2014 remained at levels experienced in the first quarter of 2014 with regional variation; however, in aggregate, European gross domestic product continued to grow in the first half of 2014, building on the growth in the second half of 2013 and reversing the negative trend experienced in the first half of 2013.

Net operating income of our lifestyle protection insurance business for the six months ended June 30, 2014 increased slightly from the six months ended June 30, 2013 as higher premiums and favorable taxes were mostly offset by higher losses and lower net investment income. New claim registrations decreased 16% in the six months ended June 30, 2014 from 2013 levels. We could experience higher losses if claim registrations increase, particularly with continued high unemployment in Europe. Our loss ratio for the six months ended June 30, 2014 was 27% compared to 25% for six months ended June 30, 2013 as losses increased, partially offset by higher premiums in the current year.

In Southern Europe, stressed economies have resulted in a decline in consumer lending where most of our insurance coverages attach as banks tightened lending criteria and consumer demand declined, while in Northern Europe consumer lending levels have stabilized. We have strengthened our focus in Europe on key strategic client relationships and are de-emphasizing our distribution with some other distributors where we are not expect to achieve desired sales and profitability levels. This focus should enable us to better serve our strategic clients and promote improved profitability and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured agreements with large insurance partners in both of these regions. We are currently working with these partners to establish product, distribution and servicing capabilities and are now actively selling products in Peru, Colombia and Mexico.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$1,343	$1,286	$57	4%
Net investment income	813	821	(8)	(1)%
Net investment gains (losses)	34	21	13	62%
Insurance and investment product fees and other	225	243	(18)	(7)%

Total revenues	2,415	2,371	44	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,256	1,269	(13)	(1)%
Interest credited	184	184	—	—%
Acquisition and operating expenses, net of deferrals	404	413	(9)	(2)%
Amortization of deferred acquisition costs and intangibles	138	137	1	1%
Interest expense	120	121	(1)	(1)%

Total benefits and expenses	2,102	2,124	(22)	(1)%

Income from continuing operations before income taxes	313	247	66	27%
Provision for income taxes	85	73	12	16%

Income from continuing operations	228	174	54	31%
Income from discontinued operations, net of taxes	—	6	(6)	(100)%

Net income	228	180	48	27%
Less: net income attributable to noncontrolling interests	52	39	13	33%

Net income available to Genworth Financial, Inc.’s common stockholders	$176	$141	$35	25%

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•	Our International Protection segment increased $45 million, including an increase of $10 million attributable to changes in foreign exchange rates, primarily due to $27 million of premiums driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting and higher volume driven by growth in France from a new client in the current year. These increases were partially offset by lower premiums from our runoff clients.

•	Our U.S. Life Insurance segment increased $24 million mainly related to our long-term care insurance business from $25 million of increased premiums from in-force rate actions and growth of our in-force block from new sales in the current year.

•	Our International Mortgage Insurance segment decreased $14 million, including a decrease of $21 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased driven by Australia primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period and higher premiums resulting from policy cancellations and new insurance written, partially offset by higher ceded reinsurance premiums in the current year. This increase was partially offset by $13 million of lower premiums in Canada primarily driven by changes in foreign exchange rates and the seasoning of our larger 2007 and 2008 in-force blocks of business, which are past their peak earnings period. Other Countries also decreased $2 million primarily as a result of lower premiums attributable to lender settlements in the prior year and higher ceded reinsurance premiums in the current year.

Net investment income. Net investment income represents the income earned on our investments.

•	Annualized weighted-average investment yields were 4.6% and 4.8% for the three months ended June 30, 2014 and 2013, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year.

•	The three months ended June 30, 2014 included a decrease of $5 million attributable to changes in foreign exchange rates.

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

•	We recorded $2 million of net other-than-temporary impairments during the three months ended June 30, 2014 compared to $5 million during the three months ended June 30, 2013. Of total impairments during the three months ended June 30, 2014 and 2013, $1 million and $3 million, respectively, related to structured securities, including $1 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities for both periods. During the three months ended June 30, 2014 and 2013, we also recorded $1 million and $2 million, respectively, of impairments related to commercial mortgage loans.

•	Net investment losses related to derivatives of $7 million during the three months ended June 30, 2014 were primarily associated with guaranteed minimum withdrawal benefit (“GMWB”) losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries, as well as losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk of assets held and proceeds from the IPO of our Australian mortgage insurance business. In addition, there were gains related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. Net investment losses related to derivatives of $2 million during the three months ended June 30, 2013 were primarily associated with GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the Standard & Poor’s Financial Services, LLC (“S&P”) index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions and gains related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries.

•	We recorded lower net gains related to the sale of available-for-sale securities during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Net gains during the three months ended June 30, 2014 included a gain on a previously impaired financial hybrid security that was called by the issuer. We recorded $8 million of gains related to trading securities during the three months ended June 30, 2014 compared to $19 million of losses during the three months ended June 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We also recorded $6 million of lower net gains related to securitization entities during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily associated with derivatives.

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

•	Our U.S. Life Insurance segment decreased $15 million predominately from our life insurance business largely related to mortality experience in our universal life insurance products and a $4 million unfavorable correction in the current year, as well as a decrease from our term universal life insurance product that we no longer offer.

•	Our International Mortgage Insurance segment decreased $4 million primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on partial payments of intercompany loans related to our Australian mortgage insurance business in the current year.

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

•	Our International Mortgage Insurance segment decreased $35 million, including a decrease of $3 million attributable to changes in foreign exchange rates. In Canada, losses decreased $20 million primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher. In Australia, losses decreased $12 million primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. These decreases were partially offset by a lower cure rate in the current year. Other Countries decreased $3 million primarily from lower new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year. The decrease was also attributable to lender settlements in the prior year.

•	Our U.S. Mortgage Insurance segment decreased $35 million primarily driven by fewer new delinquencies, as well as lower reserves on new delinquencies, and improvements in net cures and aging on existing delinquencies in the current year. Reserves for prior year delinquencies benefitted $15 million during the current year from improvements in net cures and aging.

•	Our Runoff segment decreased $4 million primarily attributable to a decrease in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year.

•

Our U.S. Life Insurance segment increased $46 million. Our long-term care insurance business increased $72 million from the aging and growth of our in-force block and higher severity and frequency of new and existing claims in the current year. These increases were partially offset by reduced benefits of $30 million from in-force rate actions and a $4 million unfavorable adjustment in the prior year that did not recur. Reserves for prior year claims increased $39 million mainly from higher severity of existing claims in the current year. Our life insurance business decreased $23 million primarily related to slower reserve growth resulting from a favorable correction to our term universal life insurance reserves and unlocking of mortality and interest assumptions in the third quarter of 2013. This decrease was partially offset by higher claims in our term and term universal life insurance products in the current year. Our fixed annuities business decreased $3 million largely attributable to lower interest credited on reserves in the current year.

•	Our International Protection segment increased $15 million, including an increase of $3 million attributable to changes in foreign exchange rates, primarily driven by $8 million of higher benefits related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The increase was also driven by higher reserves in France from a new client and higher claims of $3 million related to the ferry disaster in Korea, partially offset by a decline in new claim registrations in the current year.

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

•	Our U.S. Life Insurance segment decreased $21 million primarily attributable to a decrease in our long-term care insurance business of $10 million predominately related to a $7 million restructuring charge in the prior year that did not recur and from lower production in the current year. Our fixed annuities business decreased $6 million primarily from a favorable adjustment related to guarantee funds in the current year and a restructuring charge in the prior year that did not recur. Our life insurance business decreased $5 million largely from a restructuring charge of $3 million in the prior year that did not recur.

•	Our International Protection segment increased $16 million, including an increase of $7 million attributable to changes in foreign exchange rates, due to higher commissions of $17 million related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower operating and profit sharing expenses in the current year and a restructuring charge of $4 million in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•	Our International Protection segment increased $4 million, including an increase of $2 million attributable to changes in foreign exchange rates, as a result of higher premium volume in the current year.

•	Corporate and Other activities decreased $4 million mainly related to higher software allocations to our operating segments in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

Provision for income taxes. The effective tax rate decreased to 27.2% for the three months ended June 30, 2014 from 29.6% for the three months ended June 30, 2013. The decrease in the effective tax rate was primarily attributable to increased tax benefits on lower taxed foreign income, partially offset by the tax effects of stock-

based compensation expense and lower benefits from tax favored investments in the current year. The three months ended June 30, 2014 included a decrease of $5 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $11 million in the current year.

Net income available to Genworth Financial, Inc.’s common stockholders. We had higher net income available to Genworth Financial, Inc.’s common stockholders in the current year primarily related to lower losses in our international mortgage and U.S. mortgage insurance businesses from lower new delinquencies. The increase was also attributable to lower net investment losses, higher tax benefits and $34 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in the current year. These increases were partially offset by higher severity and frequency on new and existing claims in our long-term care insurance business and overall lower net investment income in the current year. The current year also included a decrease of $11 million attributable to the IPO of 33.8% of our Australian mortgage insurance business. The prior year also included $6 million of income from discontinued operations, net of taxes, related to the sale of our wealth management business that was sold in August 2013. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2014 was a decrease of $11 million, net of taxes, attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$2,650	$2,547	$103	4%
Net investment income	1,618	1,635	(17)	(1)%
Net investment gains (losses)	17	(40)	57	143%
Insurance and investment product fees and other	452	532	(80)	(15)%

Total revenues	4,737	4,674	63	1%

Benefits and expenses:
Benefits and other changes in policy reserves	2,450	2,470	(20)	(1)%
Interest credited	367	368	(1)	—%
Acquisition and operating expenses, net of deferrals	782	846	(64)	(8)%
Amortization of deferred acquisition costs and intangibles	272	259	13	5%
Interest expense	247	247	—	—%

Total benefits and expenses	4,118	4,190	(72)	(2)%

Income from continuing operations before income taxes	619	484	135	28%
Provision for income taxes	172	149	23	15%

Income from continuing operations	447	335	112	33%
Loss from discontinued operations, net of taxes	—	(14)	14	100%

Net income	447	321	126	39%
Less: net income attributable to noncontrolling interests	87	77	10	13%

Net income available to Genworth Financial, Inc.’s common stockholders	$360	$244	$116	48%

Premiums

•	Our U.S. Life Insurance segment increased $76 million primarily related to our long-term care insurance business from $47 million of increased premiums from in-force rate actions, $14 million of unfavorable adjustments in the prior year that did not recur and growth of our in-force block from new sales in the current year.

•	Our International Protection segment increased $55 million, including an increase of $13 million attributable to changes in foreign exchange rates, from $27 million of higher premiums primarily driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The increase in the current year was also attributable to higher volume driven by a new client in France and a favorable adjustment of $4 million related to German premium taxes, partially offset by lower premiums from our runoff clients.

•	Our U.S. Mortgage Insurance segment increased $6 million mainly attributable to higher average flow insurance in-force and lower ceded reinsurance premiums in the current year.

•	Our International Mortgage Insurance segment decreased $33 million, including a decrease of $48 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased in Australia primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period and higher premiums resulting from policy cancellations and new insurance written, partially offset by higher ceded reinsurance premiums in the current year. This increase was partially offset by a $27 million decrease in Canada primarily driven by changes in foreign exchange rates and the seasoning of our larger 2007 and 2008 in-force blocks of business, which are past their peak earnings period. In Other Countries, premiums decreased $3 million primarily as a result of lower premiums attributable to lender settlements in the prior year and higher ceded reinsurance premiums in the current year.

Net investment income

•	Annualized weighted-average investment yields were 4.6% and 4.7% for the six months ended June 30, 2014 and 2013, respectively. The annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets and $7 million of lower gains related to bond calls and mortgage loan prepayments, partially offset by $16 million of higher gains related to limited partnerships in the current year.

•	The six months ended June 30, 2014 included a decrease of $15 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	We recorded $3 million of net other-than-temporary impairments during the six months ended June 30, 2014 compared to $17 million during the six months ended June 30, 2013. Of total impairments during the six months ended June 30, 2014 and 2013, $1 million and $9 million, respectively, related to structured securities, including $1 million and $4 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the six months ended June 30, 2013.

•

Net investment losses related to derivatives of $28 million during the six months ended June 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions, in addition to losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries, proceeds from the IPO of our Australian mortgage insurance business and assets held. These losses were partially offset by gains related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. Net investment losses related to derivatives of $44 million during the six months ended June 30, 2013 were primarily associated with GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. Additionally, there were gains on credit default swaps where we sold protection to improve diversification and portfolio yield from narrowing credit spreads.

•	We recorded higher net gains related to the sale of available-for-sale securities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, including a gain on a previously impaired financial hybrid security that was called by the issuer during the six months ended June 30, 2014. We recorded $20 million of gains related to trading securities during the six months ended June 30, 2014 compared to $9 million of losses during the six months ended June 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We recorded $7 million of lower net gains related to securitization entities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily related to lower gains on derivatives, partially offset by gains on trading securities in the current year compared to losses in the prior year.

Insurance and investment product fees and other

•	Corporate and Other activities decreased $43 million attributable to the sale of our reverse mortgage business on April 1, 2013.

•	Our U.S. Life Insurance segment decreased $32 million predominately from our life insurance business related to mortality experience in our universal life insurance products and a $4 million unfavorable correction in the current year, as well as a decrease in our term universal life insurance product that we no longer offer.

Benefits and other changes in policy reserves

•	Our International Mortgage Insurance segment decreased $88 million, including a decrease of $8 million attributable to changes in foreign exchange rates. In Australia, losses decreased $43 million primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $38 million primarily driven by lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher and lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year. In Other Countries, losses decreased $7 million primarily from lower new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year. The decrease was also attributable to lender settlements in the prior year.

•

Our U.S. Mortgage Insurance segment decreased $56 million primarily driven by fewer new delinquencies, as well as lower reserves on new delinquencies, and improvements in net cures and aging on existing delinquencies in the current year, partially offset by a net reserve strengthening of

$17 million in the current year. In the first quarter of 2014, we strengthened reserves to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Reserves for prior year delinquencies benefitted $26 million during the current year from improvements in net cures and aging.

•	Our U.S. Life Insurance segment increased $102 million. Our long-term care insurance business increased $108 million primarily from the aging and growth of our in-force block, higher severity and frequency of new and existing claims and $21 million of net favorable adjustments in the prior year that did not recur. These increases were partially offset by reduced benefits of $72 million from in-force rate actions in the current year. Reserves for prior year claims increased $47 million mainly from higher severity of existing claims in the current year. Our life insurance business decreased $6 million primarily related to slower reserve growth resulting from a favorable correction to our term universal life insurance reserves and unlocking of mortality and interest assumptions in the third quarter of 2013. This decrease was largely offset by higher claims in the current year.

•	Our International Protection segment increased $22 million, including an increase of $4 million attributable to changes in foreign exchange rates, primarily driven by $8 million of higher benefits related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The increase was also driven by higher reserves in France from a new client and higher claims of $3 million related to the ferry disaster in Korea, partially offset by a decline in new claim registrations in the current year.

Acquisition and operating expenses, net of deferrals

•	Corporate and Other activities decreased $42 million primarily as a result of a decrease of $46 million associated with our reverse mortgage business which was sold on April 1, 2013, partially offset by higher net expenses after allocations to our operating segments in the current year.

•	Our U.S. Life Insurance segment decreased $23 million from a decrease in our long-term care insurance business of $11 million predominately from a $7 million restructuring charge in the prior year that did not recur and lower production in the current year. Our fixed annuities business decreased $7 million largely from favorable adjustment related to guarantee funds in the current year and a restructuring charge in the prior year that did not recur. Our life insurance business decreased $5 million mainly from a restructuring charge of $3 million in the prior year that did not recur.

•	Our U.S. Mortgage Insurance segment decreased $7 million decreased primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year that did not recur and lower operating expenses in the current year.

•	Our International Mortgage Insurance segment decreased $5 million, including a decrease of $7 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, acquisition and operating expenses, net of deferrals, increased from an $8 million increase in Canada primarily from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth MI Canada Inc.’s (“Genworth Canada”) senior notes that were scheduled to mature in 2015 and higher expenses related to stock options from an increase in the share price in the current year. This increase was partially offset by a $9 million decrease in Australia primarily from lower operating expenses related to contract fees. Other Countries decreased $4 million from lower operating expenses in the current year and a $1 million restructuring charge in the prior year that did not recur.

•	Our International Protection segment increased $15 million, including an increase of $9 million attributable to changes in foreign exchange rates, driven by higher commissions of $17 million related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower operating and profit sharing expenses in the current year and a restructuring charge of $4 million in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our Runoff segment increased $26 million related to our variable annuity products primarily from lower net investment losses and a change in lapse assumptions in the current year.

•	Our International Protection segment increased $6 million, including an increase of $2 million attributable to changes in foreign exchange rates, mainly as a result of higher premium volume in the current year.

•	Our U.S. Life Insurance segment decreased $11 million. Our life insurance business decreased $15 million primarily related to unfavorable mortality in our universal life insurance products in the current year. Our long-term care insurance business increased $4 million largely related to growth of our in-force block, partially offset by the write-off of computer software included in a restructuring charge in the prior year that did not recur.

•	Corporate and Other activities decreased $6 million mainly related to higher software allocations to our operating segments in the current year.

Provision for income taxes. The effective tax rate decreased to 27.8% for the six months ended June 30, 2014 from 30.8% for the six months ended June 30, 2013. The decrease in the effective tax rate was primarily attributable to increased tax benefits on lower taxed foreign income, prior year favorable tax adjustments of $15 million recorded in the current year and changes in valuation allowances, partially offset by the tax effects of stock-based compensation expense and a decrease in benefits from tax favored investments in the current year. The six months ended June 30, 2014 included a decrease of $11 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $11 million in the current year.

Net income available to Genworth Financial, Inc.’s common stockholders. We had higher net income available to Genworth Financial, Inc.’s common stockholders in the current year primarily related to significantly lower losses in our U.S. mortgage insurance business. The increase was also attributable to $75 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in the current year and a $13 million restructuring charge in the prior year that did not recur. These increases were partially offset by higher severity and frequency on new and existing claims in our long-term care insurance business in the current year. The current year also included a decrease of $11 million attributable to the IPO of 33.8% of our Australian mortgage insurance business. The prior year also included a loss of $14 million from discontinued operations, net of taxes, related to the sale of our wealth management business that was sold in August 2013. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2014 was a decrease of $27 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income

Net operating income for the three months ended June 30, 2014 was $158 million compared to $133 million for the three months ended June 30, 2013. Net operating income for the six months ended June 30, 2014 was $352 million compared to $284 million for the six months ended June 30, 2013. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt and gains (losses) on insurance block transactions are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

The following transaction was excluded from net operating income (loss) for the periods presented as it related to the loss on the early extinguishment of debt. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than a $13 million, net of taxes, expense recorded in the second quarter of 2013 related to restructuring costs.

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

Adjustments to reconcile net income attributable to Genworth Financial, Inc.’s common stockholders and net operating income assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for deferred acquisition costs and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income to net operating income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Net income	$228	$180	$447	$321
Less: net income attributable to noncontrolling interests	52	39	87	77

Net income available to Genworth Financial, Inc.’s common stockholders	176	141	360	244
Adjustments to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(20)	(15)	(10)	13
(Gains) losses on early extinguishment of debt, net	2	—	2	—
Expenses related to restructuring, net	—	13	—	13
(Income) loss from discontinued operations, net of taxes	—	(6)	—	14

Net operating income	$158	$133	$352	$284

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2014	2013	2014	2013
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.35	$0.27	$0.73	$0.52

Diluted	$0.35	$0.27	$0.72	$0.52

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.35	$0.29	$0.73	$0.49

Diluted	$0.35	$0.28	$0.72	$0.49

Net operating income per common share:
Basic	$0.32	$0.27	$0.71	$0.58

Diluted	$0.31	$0.27	$0.70	$0.57

Weighted-average common shares outstanding:
Basic	496.6	493.4	496.2	492.9

Diluted	503.6	497.5	503.2	497.2

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

These operating performance measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our segment results of operations should be read in conjunction with the “—Business trends and conditions.”

U.S. Life Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net operating income:
U.S. Life Insurance segment:
Life insurance	$39	$27	$12	44%	$60	$63	$(3)	(5)%
Long-term care insurance	6	26	(20)	(77)%	52	46	6	13%
Fixed annuities	24	26	(2)	(8)%	51	55	(4)	(7)%

U.S. Life Insurance segment	69	79	(10)	(13)%	163	164	(1)	(1)%

Total net operating income	69	79	(10)	(13)%	163	164	(1)	(1)%
Adjustments to net operating income:
Net investment gains (losses), net	17	10	7	70%	18	2	16	NM (1)
Expenses related to restructuring, net	—	(9)	9	100%	—	(9)	9	100%

Net income available to Genworth Financial, Inc.’s common stockholders	$86	$80	$6	8%	$181	$157	$24	15%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$762	$738	$24	3%
Net investment income	671	658	13	2%
Net investment gains (losses)	25	17	8	47%
Insurance and investment product fees and other	175	190	(15)	(8)%

Total revenues	1,633	1,603	30	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,087	1,041	46	4%
Interest credited	155	155	—	—%
Acquisition and operating expenses, net of deferrals	156	177	(21)	(12)%
Amortization of deferred acquisition costs and intangibles	81	80	1	1%
Interest expense	21	24	(3)	(13)%

Total benefits and expenses	1,500	1,477	23	2%

Income from continuing operations before income taxes	133	126	7	6%
Provision for income taxes	47	46	1	2%

Income from continuing operations	86	80	6	8%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	(17)	(10)	(7)	(70)%
Expenses related to restructuring, net	—	9	(9)	(100)%

Net operating income	$69	$79	$(10)	(13)%

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Life insurance	$39	$27	$12	44%
Long-term care insurance	6	26	(20)	(77)%
Fixed annuities	24	26	(2)	(8)%

Total net operating income	$69	$79	$(10)	(13)%

Net operating income

•	Our life insurance business increased $12 million principally as a result of slower reserve growth resulting from a favorable correction to our term universal life insurance reserves and unlocking of mortality and interest assumptions in the third quarter of 2013. The increase was also attributable to mortality, which improved modestly in the current year.

•	Our long-term care insurance business decreased $20 million largely attributable to higher severity and frequency on new and existing claims in the current year. These decreases were partially offset by $34 million of increased premiums and reduced benefits from in-force rate actions in the current year.

•	Our fixed annuities business decreased $2 million primarily related to lower investment income and unfavorable mortality, partially offset by a favorable adjustment related to guarantee funds in the current year.

Revenues

Premiums. The increase was mainly attributable to our long-term care insurance business largely related to $25 million of increased premiums from in-force rate actions and growth of our in-force block from new sales in the current year.

Net investment income

•	Our life insurance business increased $4 million primarily due to higher average invested assets in the current year.

•	Our long-term care insurance business increased $15 million largely from an increase in average invested assets due to growth of our in-force block in the current year.

•	Our fixed annuities business decreased $6 million principally from $8 million of lower bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment gains in our life insurance business increased $14 million largely from a gain on a previously impaired financial hybrid security that was called by the issuer in the current year.

•	Our long-term care insurance business had $3 million of net investment gains in the current year primarily from net gains from the sale of investment securities and derivative gains. Net investment losses of $2 million in the prior year were mainly from impairments and net losses from the sale of investment securities.

•	Our fixed annuities business had $1 million of net investment losses in the current year largely from net losses from the sale of investment securities which were mostly offset by derivative gains. Net investment gains of $10 million in the prior year were primarily from a call of an investment security.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business largely related to mortality experience in our universal life insurance products and a $4 million unfavorable correction in the current year, as well as a decrease from our term universal life insurance product that we no longer offer.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business decreased $23 million primarily related to slower reserve growth resulting from a favorable correction to our term universal life insurance reserves and unlocking of mortality and interest assumptions in the third quarter of 2013. This decrease was partially offset by higher claims in our term and term universal life insurance products in the current year.

•	Our long-term care insurance business increased $72 million primarily from the aging and growth of our in-force block and higher severity and frequency of new and existing claims in the current year. These increases were partially offset by reduced benefits of $30 million from in-force rate actions and a $4 million unfavorable adjustment in the prior year that did not recur. Reserves for prior year claims increased $39 million mainly from higher severity of existing claims in the current year.

•	Our fixed annuities business decreased $3 million largely attributable to lower interest credited on reserves in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $5 million largely from a restructuring charge of $3 million in the prior year that did not recur.

•	Our long-term care insurance business decreased $10 million primarily related to a $7 million restructuring charge in the prior year that did not recur and from lower production in the current year.

•	Our fixed annuities business decreased $6 million largely attributable to a favorable adjustment related to guarantee funds in the current year and a restructuring charge in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles. The increase was primarily related to our long-term care insurance business mostly attributable to growth of our in-force block, partially offset by the write-off of computer software included in a restructuring charge in the prior year that did not recur.

Interest expense. Interest expense decreased driven by our life insurance business principally related to lower letter of credit fees in the current year.

Provision for income taxes. The effective tax rate decreased to 35.3% for the three months ended June 30, 2014 from 36.5% for the three months ended June 30, 2013. The decrease in the effective tax rate was primarily attributable to state income taxes.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$1,521	$1,445	$76	5%
Net investment income	1,331	1,296	35	3%
Net investment gains (losses)	28	5	23	NM (1)
Insurance and investment product fees and other	346	378	(32)	(8)%

Total revenues	3,226	3,124	102	3%

Benefits and expenses:
Benefits and other changes in policy reserves	2,117	2,015	102	5%
Interest credited	309	307	2	1%
Acquisition and operating expenses, net of deferrals	317	340	(23)	(7)%
Amortization of deferred acquisition costs and intangibles	156	167	(11)	(7)%
Interest expense	42	47	(5)	(11)%

Total benefits and expenses	2,941	2,876	65	2%

Income from continuing operations before income taxes	285	248	37	15%
Provision for income taxes	104	91	13	14%

Income from continuing operations	181	157	24	15%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	(18)	(2)	(16)	NM (1)
Expenses related to restructuring, net	—	9	(9)	(100)%

Net operating income	$163	$164	$(1)	(1)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Life insurance	$60	$63	$(3)	(5)%
Long-term care insurance	52	46	6	13%
Fixed annuities	51	55	(4)	(7)%

Total net operating income	$163	$164	$(1)	(1)%

Net operating income

•	Our life insurance business decreased $3 million principally due to higher mortality experience in the first quarter of 2014, partially offset by slower reserve growth resulting from a favorable correction in our term universal life insurance reserves and unlocking of mortality and interest assumptions in the third quarter of 2013.

•	Our long-term care insurance business increased $6 million largely attributable to $75 million of increased premiums and reduced benefits from in-force rate actions in the current year. This increase was largely offset by higher severity and frequency on new and existing claims in the current year.

•	Our fixed annuities business decreased $4 million primarily related to unfavorable mortality and lower investment income, partially offset by a favorable adjustment related to guarantee funds in the current year.

Revenues

Premiums. The increase was attributable to our long-term care insurance business largely related to $47 million of increased premiums from in-force rate actions, $14 million of unfavorable adjustments in the prior year that did not recur and growth of our in-force block from new sales in the current year.

Net investment income

•	Our long-term care insurance business increased $41 million largely from an increase in average invested assets due to growth of our in-force block and an $8 million favorable correction to investment amortization for preferred stock in the current year. Net investment income also included $4 million of higher gains from limited partnerships in the current year.

•	Our fixed annuities business decreased $7 million principally from $6 million of lower bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment gains in our life insurance business increased $19 million largely from a gain on a previously impaired financial hybrid security that was called by the issuer and lower impairments in the current year.

•	Our long-term care insurance business had $3 million of net investment gains in the current year primarily from derivative gains and net gains from the sale of investment securities. Net investment losses of $5 million in the prior year were mainly from impairments and net losses from the sale of investment securities, partially offset by derivative gains.

•	Net investment gains in our fixed annuities business decreased $4 million principally related to a gain on a call of an investment security in the prior year, partially offset by higher derivative gains and lower impairments in the current year.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business largely related to mortality experience in our universal life insurance products and a $4 million unfavorable correction in the current year, as well as a decrease from our term universal life insurance product that we no longer offer.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business decreased $6 million primarily related to slower reserve growth resulting from a favorable correction to our term universal life insurance reserves and unlocking of mortality and interest assumptions in the third quarter of 2013. This decrease was largely offset by higher claims in the current year.

•	Our long-term care insurance business increased $108 million primarily from the aging and growth of our in-force block, higher severity and frequency of new and existing claims and $21 million of net favorable adjustments in the prior year that did not recur. These increases were partially offset by reduced benefits of $72 million from in-force rate actions in the current year. Reserves for prior year claims increased $47 million mainly from higher severity of existing claims in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business decreased $5 million largely from a restructuring charge of $3 million in the prior year that did not recur.

•	Our long-term care insurance business decreased $11 million primarily related to a $7 million restructuring charge in the prior year that did not recur and from lower production in the current year.

•	Our fixed annuities business decreased $7 million predominately from a favorable adjustment related to guarantee funds in the current year and a restructuring charge in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $15 million primarily related to mortality experience in our universal life insurance products in the current year.

•	Our long-term care insurance business increased $4 million largely related to growth of our in-force block, partially offset by the write-off of computer software included in a restructuring charge in the prior year that did not recur.

Interest expense. Interest expense decreased driven by our life insurance business principally related to lower letter of credit fees in the current year.

Provision for income taxes. The effective tax rate decreased to 36.5% for the six months ended June 30, 2014 from 36.7% for the six months ended June 30, 2013. The decrease in the effective tax rate was primarily attributable to state taxes.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Term and whole life insurance
Net earned premiums	$171	$173	$(2)	(1)%	$354	$354	$—	—%
Sales	14	4	10	NM (1)	27	8	19	NM (1)
Term universal life insurance
Net deposits	$70	$73	$(3)	(4)%	$139	$143	$(4)	(3)%
Sales	—	—	—	—%	—	1	(1)	(100)%
Universal life insurance
Net deposits	$140	$127	$13	10%	$268	$272	$(4)	(1)%
Sales:
Universal life insurance	7	5	2	40%	13	14	(1)	(7)%
Linked-benefits	5	3	2	67%	7	5	2	40%
Total life insurance
Net earned premiums and deposits	$381	$373	$8	2%	$761	$769	$(8)	(1)%
Sales:
Term life insurance	14	4	10	NM (1)	27	8	19	NM (1)
Term universal life insurance	—	—	—	—%	—	1	(1)	(100)%
Universal life insurance	7	5	2	40%	13	14	(1)	(7)%
Linked-benefits	5	3	2	67%	7	5	2	40%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of June 30,		Percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Term and whole life insurance
Life insurance in-force, net of reinsurance	$341,383	$336,008	2%
Life insurance in-force before reinsurance	524,743	528,874	(1)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$130,270	$134,868	(3)%
Life insurance in-force before reinsurance	131,296	135,937	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$42,454	$43,773	(3)%
Life insurance in-force before reinsurance	49,004	50,558	(3)%
Total life insurance
Life insurance in-force, net of reinsurance	$514,107	$514,649	—%
Life insurance in-force before reinsurance	705,043	715,369	(1)%

Term and whole life insurance

Sales of our term life insurance product have increased in the current year from pricing decreases and improved service platforms. Our life insurance in-force, net of reinsurance, increased primarily from sales growth of our term life insurance products and lower ceded reinsurance in the current year. Our life insurance in-force before reinsurance decreased from the runoff of our term life insurance products issued prior to resuming sales of these products and the runoff of our whole life insurance products.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits and sales increased during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as we transitioned to a new universal life insurance product offering. Our life insurance in-force decreased primarily from lower deposits and sales for the six months ended June 30, 2014. Net deposits and sales decreased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 from our modification and re-pricing of certain product offerings in response to regulatory changes.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net earned premiums:
Individual long-term care insurance	$553	$529	$24	5%	$1,092	$1,019	$73	7%
Group long-term care insurance	24	21	3	14%	50	44	6	14%

Total	$577	$550	$27	5%	$1,142	$1,063	$79	7%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$24	$38	$(14)	(37)%	$45	$73	$(28)	(38)%
Group long-term care insurance	2	5	(3)	(60)%	3	10	(7)	(70)%

Total	$26	$43	$(17)	(40)%	$48	$83	$(35)	(42)%

Loss ratio	73%	67%	6%		68%	67%	1%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and six months ended June 30, 2014 mainly attributable to increased premiums from in-force rate actions of $25 million and $47 million, respectively, and from growth of our in-force block from new sales in the current year. The six months ended June 30, 2013 also included $14 million of net unfavorable adjustments that did not recur.

Annualized first-year premiums and deposits decreased principally from changes in pricing and product options previously announced.

The loss ratio increased for the three months ended June 30, 2014 largely attributable to higher severity and frequency of new and existing claims, partially offset by $55 million of increased premiums and reduced benefits from in-force rate actions and a $4 million unfavorable adjustment in the prior year that did not recur. Reserves for prior year claims increased $39 million during the three months ended June 30, 2014 mainly from higher severity of existing claims in the current year.

The loss ratio increased for the six months ended June 30, 2014 largely attributable to higher severity and frequency of new and existing claims and $7 million of net favorable adjustments in the prior year that did not recur. These increases were mostly offset by $119 million of increased premiums and reduced benefits from in-force rate actions in the current year. Reserves for prior year claims increased $47 million during the six months ended June 30, 2014 mainly from higher severity of existing claims in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Single Premium Deferred Annuities
Account value, beginning of period	$12,070	$10,881	$11,807	$11,038
Deposits	404	166	900	234
Surrenders, benefits and product charges	(320)	(281)	(632)	(583)

Net flows	84	(115)	268	(349)
Interest credited	79	76	158	153

Account value, end of period	$12,233	$10,842	$12,233	$10,842

Single Premium Immediate Annuities
Account value, beginning of period	$5,875	$6,319	$5,837	$6,442
Premiums and deposits	59	71	108	136
Surrenders, benefits and product charges	(213)	(228)	(428)	(463)

Net flows	(154)	(157)	(320)	(327)
Interest credited	67	72	135	145
Effect of accumulated net unrealized investment gains (losses)	103	(224)	239	(250)

Account value, end of period	$5,891	$6,010	$5,891	$6,010

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,092	$1,101	$1,093	$1,101
Surrenders, benefits and product charges	(21)	(18)	(36)	(33)

Net flows	(21)	(18)	(36)	(33)
Interest credited	14	14	28	29

Account value, net of reinsurance, end of period	$1,085	$1,097	$1,085	$1,097

Total premiums from fixed annuities	$14	$15	$25	$28

Total deposits from fixed annuities	$449	$222	$983	$342

Single Premium Deferred Annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales have increased driven by competitive pricing while maintaining targeted returns.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities increased compared to March 31, 2014 and December 31, 2013 as unrealized gains, interest credited and premiums and deposits exceeded benefits. Sales continued to be pressured under current market conditions and from continued low interest rates.

Structured Settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Valuation systems and processes

Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly.

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$47	$43	$4	9%	$88	$85	$3	4%
Australia	57	55	2	4%	119	101	18	18%
Other Countries	(7)	(9)	2	22%	(11)	(16)	5	31%

International Mortgage Insurance segment	97	89	8	9%	196	170	26	15%

U.S. Mortgage Insurance segment	39	13	26	200%	72	34	38	112%

Total net operating income	136	102	34	33%	268	204	64	31%
Adjustments to net operating income:
Net investment gains (losses), net	4	5	(1)	(20)%	3	6	(3)	(50)%
Gains (losses) on early extinguishment of debt, net	(2)	—	(2)	NM (1)	(2)	—	(2)	NM (1)
Expenses related to restructuring, net	—	(1)	1	100%	—	(1)	1	100%

Net income available to Genworth Financial, Inc.’s common stockholders	$138	$106	$32	30%	$269	$209	$60	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$237	$251	$(14)	(6)%
Net investment income	75	85	(10)	(12)%
Net investment gains (losses)	12	13	(1)	(8)%
Insurance and investment product fees and other	(4)	—	(4)	NM (1)

Total revenues	320	349	(29)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	45	80	(35)	(44)%
Acquisition and operating expenses, net of deferrals	59	61	(2)	(3)%
Amortization of deferred acquisition costs and intangibles	15	17	(2)	(12)%
Interest expense	8	8	—	—%

Total benefits and expenses	127	166	(39)	(23)%

Income from continuing operation before income taxes	193	183	10	5%
Provision for income taxes	42	51	(9)	(18)%

Income from continuing operations	151	132	19	14%
Less: net income attributable to noncontrolling interests	52	39	13	33%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	99	93	6	6%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(4)	(5)	1	20%
(Gains) losses on early extinguishment of debt, net	2	—	2	NM (1)
Expenses related to restructuring, net	—	1	(1)	(100)%

Net operating income	$97	$89	$8	9%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Canada	$47	$43	$4	9%
Australia	57	55	2	4%
Other Countries	(7)	(9)	2	22%

Total net operating income	$97	$89	$8	9%

Net operating income

•	Our Canadian mortgage insurance business increased $4 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily attributable to lower losses, partially offset by higher operating expenses and lower premiums in the current year.

•	Our Australian mortgage insurance business increased $2 million, including a decrease of $6 million attributable to changes in foreign exchange rates, primarily from higher premiums and lower losses. Additionally, the IPO of our Australian mortgage insurance in May 2014 reduced our ownership percentage to 66.2%, resulting in lower net operating income of $11 million in the current year.

•	Other Countries’ net operating loss decreased $2 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from lower operating expenses and losses, partially offset by lower premiums in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $13 million, including a decrease of $10 million attributable to changes in foreign exchange rates, primarily driven by the seasoning of our larger 2007 and 2008 in-force blocks of business, which are past their peak earnings period.

•	Our Australian mortgage insurance business increased $1 million, including a decrease of $11 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period and higher premiums resulting from policy cancellations and new insurance written, partially offset by higher ceded reinsurance premiums in the current year.

•	Other Countries decreased $2 million primarily as a result of lower premiums attributable to lender settlements in the prior year and higher ceded reinsurance premiums in the current year.

Net investment income. Net investment income decreased $10 million, including a decrease of $7 million attributable to changes in foreign exchange rates. The decrease was also related to lower reinvestment yields during the current year, mainly in Australia.

Insurance and investment product fees and other. The decrease was primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on partial payments of intercompany loans related to our Australian mortgage insurance business in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $20 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher.

•	Our Australian mortgage insurance business decreased $12 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. These decreases were partially offset by a lower cure rate in the current year.

•	Other Countries decreased $3 million primarily from lower new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year. The decrease was also attributable to lender settlements in the prior year.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business increased $6 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 and higher expenses related to stock options from an increase in the share price in the current year.

•	Our Australian mortgage insurance business decreased $4 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily associated with lower operating expenses related to contract fees, partially offset by higher employee compensation and benefit expenses in the current year.

•	Other Countries decreased $4 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily from lower operating expenses in the current year. The prior year also included a $1 million restructuring charge that did not recur.

Provision for income taxes. The effective tax rate decreased to 21.8% for the three months ended June 30, 2014 from 27.9% for the three months ended June 30, 2013. The decrease in the effective tax rate was primarily attributable to increased tax benefits from lower taxed foreign income. The three months ended June 30, 2014 included a decrease of $5 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $11 million in the current year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$472	$505	$(33)	(7)%
Net investment income	149	173	(24)	(14)%
Net investment gains (losses)	9	16	(7)	(44)%
Insurance and investment product fees and other	(2)	—	(2)	NM (1)

Total revenues	628	694	(66)	(10)%

Benefits and expenses:
Benefits and other changes in policy reserves	92	180	(88)	(49)%
Acquisition and operating expenses, net of deferrals	108	113	(5)	(4)%
Amortization of deferred acquisition costs and intangibles	30	33	(3)	(9)%
Interest expense	16	17	(1)	(6)%

Total benefits and expenses	246	343	(97)	(28)%

Income from continuing operations before income taxes	382	351	31	9%
Provision for income taxes	98	99	(1)	(1)%

Income from continuing operations	284	252	32	13%
Less: net income attributable to noncontrolling interests	87	77	10	13%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	197	175	22	13%
Adjustments to income from continuing operations available to Genworth Financial, Inc.‘s common stockholders:
Net investment (gains) losses, net	(3)	(6)	3	50%
(Gains) losses on early extinguishment of debt, net	2	—	2	NM (1)
Expenses related to restructuring, net	—	1	(1)	(100)%

Net operating income	$196	$170	$26	15%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Canada	$88	$85	$3	4%
Australia	119	101	18	18%
Other Countries	(11)	(16)	5	31%

Total net operating income	$196	$170	$26	15%

Net operating income

•	Our Canadian mortgage insurance business increased $3 million, including decrease of $8 million attributable to changes in foreign exchange rates, primarily from lower losses in the current year. This increase was partially offset by higher operating expenses and lower premiums in the current year.

•	Our Australian mortgage insurance business increased $18 million, including a decrease of $18 million attributable to changes in foreign exchange rates, primarily from lower losses and higher premiums. Additionally, the IPO of our Australian mortgage insurance in May 2014 reduced our ownership percentage to 66.2%, resulting in lower net operating income of $11 million in the current year.

•	Other Countries’ net operating loss decreased $5 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from lower losses and operating expenses, partially offset by lower premiums in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $27 million, including a decrease of $21 million attributable to changes in foreign exchange rates, primarily driven by the seasoning of our larger 2007 and 2008 in-force blocks of business, which are past their peak earnings period.

•	Our Australian mortgage insurance business decreased $3 million, including a decrease of $27 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums increased primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period and higher premiums resulting from policy cancellations and new insurance written, partially offset by higher ceded reinsurance premiums in the current year.

•	Other Countries decreased $3 million primarily as a result of lower premiums attributable to lender settlements in the prior year and higher ceded reinsurance premiums in the current year.

Net investment income. Net investment income decreased $24 million, including a decrease of $17 million attributable to changes in foreign exchange rates. The decrease was also primarily due to lower reinvestment yields during the current year, mainly in Australia.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The decrease was primarily from lower net investment gains related to sales of securities in Canada in the current year.

Insurance and investment product fees and other. The decrease was primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on partial payments of intercompany loans related to our Australian mortgage insurance business in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $38 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily driven by lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher and lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year.

•	Our Australian mortgage insurance business decreased $43 million, including a decrease of $5 million attributable to changes in foreign exchange rates, primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment.

•	Other Countries decreased $7 million primarily from lower new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year. The decrease was also attributable to lender settlements in the prior year.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business increased $8 million, including a decrease of $3 million attributable to changes in foreign exchange rates, primarily from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 and higher expenses related to stock options from an increase in the share price in the current year.

•	Our Australian mortgage insurance business decreased $9 million, including a decrease of $5 million attributable to changes in foreign exchange rates, primarily from lower operating expenses related to contract fees.

•	Other Countries decreased $4 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily from lower operating expenses in the current year. The prior year also included a $1 million restructuring charge that did not recur.

Amortization of deferred acquisition costs and intangibles. The decrease was largely driven by changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 25.7% for the six months ended June 30, 2014 from 28.2% for the six months ended June 30, 2013. The decrease in the effective tax rate was primarily attributable to increased tax benefits from lower taxed foreign income. The six months ended June 30, 2014 included a decrease of $11 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $11 million in the current year.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Primary insurance in-force:
Canada	$314,500	$285,200	$29,300	10%
Australia	288,500	266,500	22,000	8%
Other Countries	26,000	31,300	(5,300)	(17)%

Total	$629,000	$583,000	$46,000	8%

Risk in-force:
Canada	$110,100	$99,800	$10,300	10%
Australia	101,000	93,300	7,700	8%
Other Countries (1)	3,600	4,200	(600)	(14)%

Total	$214,700	$197,300	$17,400	9%

(1)	Risk in-force as of June 30, 2014 and 2013 excluded $298 million and $250 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
New insurance written:
Canada	$12,500	$11,100	$1,400	13%	$18,300	$16,800	$1,500	9%
Australia	7,900	9,600	(1,700)	(18)%	15,700	17,500	(1,800)	(10)%
Other Countries	500	400	100	25%	900	800	100	13%

Total	$20,900	$21,100	$(200)	(1)%	$34,900	$35,100	$(200)	(1)%

Net premiums written:
Canada	$146	$134	$12	9%	$223	$218	$5	2%
Australia	125	132	(7)	(5)%	251	249	2	1%
Other Countries	1	7	(6)	(86)%	7	12	(5)	(42)%

Total	$272	$273	$(1)	—%	$481	$479	$2	—%

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and six months ended June 30, 2014 and 2013, this factor was 35%.

In Canada, primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk transactions, partially offset by decreases of $4.5 billion and $1.6 billion, respectively, attributable to changes in foreign exchange rates in the current year.

In Australia, primary insurance in-force and risk in-force increased mainly attributable to flow new insurance written and included increases of $9.2 billion and $3.2 billion, respectively, attributable to changes in foreign exchange rates in the current year.

In Other Countries, primary insurance in-force and risk in-force decreased mainly attributable to lender settlements, primarily in Ireland, in the fourth quarter of 2013, partially offset by increases of $1.3 billion and $0.2 billion, respectively, attributable to changes in foreign exchange rates in the current year.

New insurance written

For the three months and six months ended June 30, 2014, new insurance written in Canada increased primarily as a result of higher bulk transactions and an increase in flow new insurance written attributable to increased market penetration. The three and six months ended June 30, 2014 included decreases of $800 million and $1,400 million, respectively, attributable to changes in foreign exchange rates in Canada.

For the three months ended June 30, 2014, new insurance written in Australia decreased mainly attributable to bulk transactions in the prior year that did not recur and a decrease in flow new insurance written driven by a decrease of $800 million attributable to changes in foreign exchange rates in the current year. For the six months ended June 30, 2014, new insurance written in Australia decreased $2,100 million driven by changes in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written in Australia increased mainly attributable to higher flow average price and improved housing market activity as interest rates remained low in the current year, partially offset by bulk transactions in the prior year that did not recur.

For the three and six months ended June 30, 2014, new insurance written in Other Countries increased slightly from flow new insurance written but remained at low levels as the mortgage originations market in Europe continued to be pressured by a weak economic environment.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2014, our unearned premium reserves were $2,887 million, including an increase of $100 million attributable to changes in foreign exchange rates, compared to $2,780 million as of June 30, 2013.

In Canada, net premiums written increased during the three and six months ended June 30, 2014 primarily from higher flow volume attributable to increased market penetration and higher bulk transactions in the current year. In addition, the price increase on high loan-to-value premiums effective May 1, 2014 resulted in higher net premiums written. The three and six months ended June 30, 2014 included decreases of $11 million and $18 million, respectively, attributable to changes in foreign exchange rates in Canada.

For the three months ended June 30, 2014, net premiums written in Australia decreased driven by changes in foreign exchange rates. Excluding the effects of foreign exchange for the three months ended June 30, 2014, net premiums written increased in Australia during the three and six months ended June 30, 2014 primarily from higher flow average price and volume, partially offset by lower loan-to-value mortgage originations and higher ceded reinsurance premiums in the current year. The three and six months ended June 30, 2014 included decreases of $13 million and $34 million, respectively, attributable to changes in foreign exchange rates in Australia.

In Other Countries, net premiums written decreased during the three and six months ended June 30, 2014 primarily from higher ceded reinsurance premiums in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Loss ratio:
Canada	12%	25%	(13)%	16%	28%	(12)%
Australia	23%	35%	(12)%	20%	41%	(21)%
Other Countries	90%	110%	(20)%	71%	100%	(29)%
Total	19%	32%	(13)%	20%	36%	(16)%

Expense ratio:
Canada	26%	23%	3%	30%	28%	2%
Australia	23%	25%	(2)%	21%	26%	(5)%
Other Countries	NM (1)	177%	NM (2)	277%	176%	101%
Total	28%	28%	—%	29%	30%	(1)%

(1)	We define “NM” as not meaningful for percentages greater than 500%.
(2)	We define “NM” as not meaningful for changes greater than 500%.

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

Loss ratio

The loss ratio in Canada for the three months ended June 30, 2014 decreased primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher. The loss ratio in Canada for the six months ended June 30, 2014 decreased primarily driven by lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher and lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year. Partially offsetting these decreases were lower premiums during the three and six months ended June 30, 2014 from the seasoning of our larger 2007 and 2008 in-force blocks of business, which are past their peak earnings period.

For the three and six months ended June 30, 2014, the loss ratio in Australia decreased primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. These decreases were partially offset by a lower cure rate during the three months ended June 30, 2014.

In Other Countries, the loss ratio decreased for the three and six months ended June 30, 2014 primarily from lower new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year. The decrease was also attributable to lender settlements in the prior year.

Expense ratio

In Canada, the expense ratio increased during the three and six months ended June 30, 2014 as higher operating expenses from the early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 and higher expenses related to stock options from an increase in the share price in the current year were not fully offset by the impact of higher net premiums written. Excluding the early redemption payment of $6 million, the expense ratio for the three and six months ended June 30, 2014 would have been 21% and 27%, respectively.

The expense ratio in Australia decreased for the three months ended June 30, 2014 from lower operating expenses related to contract fees, partially offset by higher employee compensation and benefit expenses in the current year. This was partially offset by lower net premiums written from changes in foreign exchange rates in the current year. The expense ratio in Australia decreased for the six months ended June 30, 2014 from lower operating expenses related to contract fees in the current year.

In Other Countries, the expense ratio increased for the three and six months ended June 30, 2014 primarily from higher ceded net premiums written in the current year, partially offset by lower operating expenses in the current year and a $1 million restructuring charge in the prior year that did not recur.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
Canada:
Primary insured loans in-force	1,602,928	1,527,554	1,464,060
Delinquent loans	1,703	1,830	1,778
Percentage of delinquent loans (delinquency rate)	0.11%	0.12%	0.12%

Flow loan in-force	1,213,846	1,187,753	1,151,957
Flow delinquent loans	1,493	1,591	1,562
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.13%	0.14%

Bulk loans in-force	389,082	339,801	312,103
Bulk delinquent loans	210	239	216
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.07%	0.07%

Australia:
Primary insured loans in-force	1,481,201	1,474,181	1,459,376
Delinquent loans	5,405	4,980	5,820
Percentage of delinquent loans (delinquency rate)	0.36%	0.34%	0.40%

Flow loan in-force	1,362,236	1,350,571	1,330,157
Flow delinquent loans	5,125	4,760	5,513
Percentage of flow delinquent loans (delinquency rate)	0.38%	0.35%	0.41%

Bulk loans in-force	118,965	123,610	129,219
Bulk delinquent loans	280	220	307
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.18%	0.24%

Other Countries:
Primary insured loans in-force	188,034	193,647	194,634
Delinquent loans	10,065	10,049	12,091
Percentage of delinquent loans (delinquency rate)	5.35%	5.19%	6.21%

Flow loan in-force	112,715	113,616	139,928
Flow delinquent loans	6,750	6,442	8,087
Percentage of flow delinquent loans (delinquency rate)	5.99%	5.67%	5.78%

Bulk loans in-force	75,319	80,031	54,706
Bulk delinquent loans	3,315	3,607	4,004
Percentage of bulk delinquent loans (delinquency rate)	4.40%	4.51%	7.32%

Total:
Primary insured loans in-force	3,272,163	3,195,382	3,118,070
Delinquent loans	17,173	16,859	19,689
Percentage of delinquent loans (delinquency rate)	0.52%	0.53%	0.63%

Flow loan in-force	2,688,797	2,651,940	2,622,042
Flow delinquent loans	13,368	12,793	15,162
Percentage of flow delinquent loans (delinquency rate)	0.50%	0.48%	0.58%

Bulk loans in-force	583,366	543,442	496,028
Bulk delinquent loans (1)	3,805	4,066	4,527
Percentage of bulk delinquent loans (delinquency rate)	0.65%	0.75%	0.91%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,778 as of June 30, 2014, 4,030 as of December 31, 2013 and 4,496 as of June 30, 2013.

In Canada, flow loans in-force increased from new policies written and flow delinquent loans decreased compared to December 31, 2013 as paid claims and cures more than offset new delinquencies in the current year. Bulk loans in-force increased from higher bulk transactions in the current year.

In Australia, flow loans in-force increased as a result of new policies written, partially offset by policy cancellations in the current year. Flow delinquent loans increased compared to December 31, 2013 as new delinquencies more than offset paid claims and cures.

In Other Countries, flow delinquent loans decreased compared to June 30, 2013 mainly attributable to lender settlements, primarily in Ireland, in the fourth quarter of 2013.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$144	$141	$3	2%
Net investment income	11	10	1	10%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	1	—	1	NM (1)

Total revenues	156	151	5	3%

Benefits and expenses:
Benefits and other changes in policy reserves	62	97	(35)	(36)%
Acquisition and operating expenses, net of deferrals	34	35	(1)	(3)%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%

Total benefits and expenses	98	134	(36)	(27)%

Income from continuing operations before income taxes	58	17	41	NM (1)
Provision for income taxes	19	4	15	NM (1)

Income from continuing operations	39	13	26	200%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$39	$13	$26	200%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

The increase in net operating income was mainly attributable to fewer new delinquencies, as well as lower reserves on new delinquencies, and improvements in net cures and aging on existing delinquencies in the current year.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force and lower ceded reinsurance premiums in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by fewer new delinquencies, as well as lower reserves on new delinquencies, and improvements in net cures and aging on existing delinquencies in the current year. Reserves for prior year delinquencies benefitted $15 million during the current year from improvements in net cures and aging.

Provision for income taxes. The effective tax rate increased to 32.8% for the three months ended June 30, 2014 from 23.5% for the three months ended June 30, 2013. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits in relation to pre-tax income, partially offset by the loss of foreign credits and the non-deductibility of the CFPB settlement in the prior year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six month ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$281	$275	$6	2%
Net investment income	29	29	—	—%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	1	1	—	—%

Total revenues	311	305	6	2%

Benefits and expenses:
Benefits and other changes in policy reserves	125	181	(56)	(31)%
Acquisition and operating expenses, net of deferrals	67	74	(7)	(9)%
Amortization of deferred acquisition costs and intangibles	4	3	1	33%

Total benefits and expenses	196	258	(62)	(24)%

Income from continuing operations before income taxes	115	47	68	145%
Provision for income taxes	43	13	30	NM (1)

Income from continuing operations	72	34	38	112%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$72	$34	$38	112%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income increased in the current year mainly attributable to the decline in new delinquencies, as well as lower reserves on new delinquencies, and improvements in net cures and aging on existing delinquencies, partially offset by a net reserve strengthening of $11 million and unfavorable tax adjustments of $6 million recorded in the current year.

Revenues

Premiums increased driven by higher average flow insurance in-force and lower ceded reinsurance premiums in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased driven by a decline in new delinquencies, as well as lower reserves on new delinquencies, and improvements in net cures and aging on existing delinquencies in the current year, partially offset by a net reserve strengthening of $17 million in the current year. In the first quarter of 2014, we strengthened reserves to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefitted $26 million during the current year from improvements in net cures and aging.

Acquisition and operating expenses, net of deferrals, decreased primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year that did not recur and lower operating expenses in the current year.

Provision for income taxes. The effective tax rate increased to 37.4% for the six months ended June 30, 2014 from 27.7% for the six months ended June 30, 2013. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits in relation to pre-tax income and changes in the state tax valuation allowance, partially offset by the loss of foreign credits and the non-deductibility of the CFPB settlement in the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Primary insurance in-force	$110,500	$108,800	$1,700	2%
Risk in-force	27,500	26,600	900	3%

Three months ended June 30,	Increase (decrease) and percentage change	Six months ended June 30,	Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
New insurance written	$6,100	$6,300	$(200)	(3)%	$10,000	$11,000	$(1,000)	(9)%
Net premiums written	151	144	7	5%	295	279	16	6%

Primary insurance in-force and risk in-force

Primary insurance in-force increased as the result of an increase of $3.0 billion in flow insurance in-force, which increased from $103.5 billion as of June 30, 2013 to $106.5 billion as of June 30, 2014, as a result of new insurance written during 2013. This increase was partially offset by a decline of $1.3 billion in bulk insurance in-force, which decreased from $5.3 billion as of June 30, 2013 to $4.0 billion as of June 30, 2014, from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written, partially offset by the decline in bulk risk in-force. Flow persistency was 84% and 81% for the six months ended June 30, 2014 and 2013, respectively.

New insurance written

New insurance written decreased for the three and six months ended June 30, 2014 primarily driven by a decline in the mortgage insurance origination market. Mortgage refinance originations also remained low as a result of higher interest rates during the current year.

Net premiums written

Net premiums written for the three and six months ended June 30, 2014 increased due to higher average flow insurance in-force and lower ceded reinsurance premiums in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Loss ratio	43%	70%	(27)%	45%	66%	(21)%
Expense ratio	23%	25%	(2)%	24%	28%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three months ended June 30, 2014 decreased primarily driven by a decline in new delinquencies, as well as lower reserves on new delinquencies, and improvements in net cures and aging on existing delinquencies in the current year. Reserves for prior year delinquencies benefitted $15 million for the three months ended June 30, 2014 from improvements in net cures and aging.

The decrease in the loss ratio for the six months ended June 30, 2014 was primarily attributable to fewer new delinquencies, as well as lower reserves on new delinquencies, and improved net cures and aging on existing delinquencies in the current year, partially offset by a net reserve strengthening of $17 million in the current year. In the first quarter of 2014, we strengthened reserves to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Reserves for prior year delinquencies benefitted $26 million during the six months ended June 30, 2014 from improvements in net cures and aging.

The expense ratio decreased for the three months ended June 30, 2014 from higher net premiums written in the current year. The expense ratio decreased for the six months ended June 30, 2014 as a result of the settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year did not recur, lower operating expenses and higher net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
Primary insurance:
Insured loans in-force	620,415	624,236	633,685
Delinquent loans	42,605	51,459	58,199
Percentage of delinquent loans (delinquency rate)	6.87%	8.24%	9.18%

Flow loan in-force	585,719	586,546	590,949
Flow delinquent loans	40,897	49,255	55,413
Percentage of flow delinquent loans (delinquency rate)	6.98%	8.40%	9.38%

Bulk loans in-force	34,696	37,690	42,736
Bulk delinquent loans (1)	1,708	2,204	2,786
Percentage of bulk delinquent loans (delinquency rate)	4.92%	5.85%	6.52%
A minus and sub-prime loans in-force	36,219	39,307	42,993
A minus and sub-prime loans delinquent loans	8,238	10,023	10,803
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	22.74%	25.50%	25.13%

Pool insurance:
Insured loans in-force	10,336	11,354	12,063
Delinquent loans	546	628	634
Percentage of delinquent loans (delinquency rate)	5.28%	5.53%	5.26%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,147 as of June 30, 2014, 1,491 as of December 31, 2013 and 1,526 as of June 30, 2013.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market. We also have seen a decline in new delinquencies and lower foreclosure starts in the current year.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2014
		Direct case	Risk	Reserves as %
(Dollar amounts in millions)	Delinquencies	reserves (1)	in-force	of risk in-force
Payments in default:
3 payments or less	10,780	$76	$427	18%
4-11 payments	9,601	242	398	61%
12 payments or more	20,516	765	1,016	75%

Total	40,897	$1,083	$1,841	59%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2013
		Direct case	Risk	Reserves as %
(Dollar amounts in millions)	Delinquencies	reserves (1)	in-force	of risk in-force
Payments in default:
3 payments or less	13,436	$121	$523	23%
4-11 payments	11,854	305	486	63%
12 payments or more	23,965	851	1,178	72%

Total	49,255	$1,277	$2,187	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of June 30, 2014	Percent of total reserves as of June 30, 2014 (1)	Delinquency rate
			June 30, 2014	December 31, 2013	June 30, 2013
By Region:
Southeast (2)	20%	30%	9.01%	11.02%	12.69%
South Central (3)	16	7	4.73%	5.85%	6.29%
Northeast (4)	15	25	11.17%	12.30%	12.50%
Pacific (5)	12	10	5.28%	6.47%	7.96%
North Central (6)	11	10	5.89%	7.39%	8.62%
Great Lakes (7)	10	6	4.90%	6.03%	6.78%
New England (8)	6	5	6.69%	7.74%	8.57%
Mid-Atlantic (9)	5	5	6.79%	8.18%	8.85%
Plains (10)	5	2	4.50%	5.46%	5.93%

Total	100%	100%	6.87%	8.24%	9.18%

(1)	Total reserves were $1,256 million as of June 30, 2014.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2014	Percent of total reserves as of June 30, 2014 (1)	Delinquency rate
			June 30, 2014	December 31, 2013	June 30, 2013
By State:
California	7%	4%	3.42%	4.27%	5.39%
Texas	7%	3%	4.66%	5.68%	5.74%
New York	6%	11%	11.11%	11.90%	11.58%
Florida	6%	21%	15.71%	19.50%	23.12%
Illinois	5%	6%	7.82%	9.67%	11.95%
New Jersey	4%	10%	15.45%	16.76%	18.05%
Pennsylvania	4%	4%	8.25%	9.73%	9.94%
Georgia	4%	3%	6.76%	8.48%	9.73%
Ohio	4%	2%	5.44%	6.69%	7.29%
North Carolina	4%	2%	6.04%	7.43%	8.47%

(1)	Total reserves were $1,256 million as of June 30, 2014.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2014:

			Primary		Primary
	Average	Percent of total	insurance	Percent	risk	Percent
(Amounts in millions)	rate	reserves (1)	in-force	of total	in-force	of total
Policy Year
2003 and prior	6.41%	7.4%	$3,962	3.6%	$903	3.3%
2004	5.74%	5.2	2,631	2.4	628	2.3
2005	5.71%	12.4	5,154	4.6	1,372	5.0
2006	5.96%	17.8	7,857	7.1	1,992	7.3
2007	5.89%	37.4	18,641	16.9	4,670	17.1
2008	5.42%	17.7	16,547	15.0	4,175	15.3
2009	4.98%	0.6	2,996	2.7	672	2.5
2010	4.69%	0.6	3,950	3.6	924	3.4
2011	4.49%	0.4	5,305	4.8	1,310	4.8
2012	3.78%	0.3	12,812	11.6	3,157	11.5
2013	3.95%	0.2	20,775	18.8	5,048	18.5
2014	4.48%	—	9,881	8.9	2,463	9.0

Total portfolio	5.08%	100.0%	$110,511	100.0%	$27,314	100.0%

(1)	Total reserves were $1,256 million as of June 30, 2014.

Corporate and Other Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Other Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net operating income (loss):
International Protection segment	$2	$1	$1	100%	$9	$7	$2	29%
Runoff segment	15	6	9	150%	27	22	5	23%
Corporate and Other activities	(64)	(55)	(9)	(16)%	(115)	(113)	(2)	(2)%

Total net operating loss	(47)	(48)	1	2%	(79)	(84)	5	6%
Adjustments to net operating loss:
Net investment gains (losses), net	(1)	—	(1)	NM (1)	(11)	(21)	10	NM (1)
Expenses from restructuring, net	—	(3)	3	100%	—	(3)	3	100%
Income (loss) from discontinued operations, net of taxes	—	6	(6)	(100)%	—	(14)	14	100%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(48)	$(45)	$(3)	(7)%	$(90)	$(122)	$32	26%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Protection segment

Segment results of operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$199	$154	$45	29%
Net investment income	22	31	(9)	(29)%
Net investment gains (losses)	—	16	(16)	(100)%
Insurance and investment product fees and other	2	1	1	100%

Total revenues	223	202	21	10%

Benefits and expenses:
Benefits and other changes in policy reserves	56	41	15	37%
Acquisition and operating expenses, net of deferrals	126	110	16	15%
Amortization of deferred acquisition costs and intangibles	30	26	4	15%
Interest expense	9	11	(2)	(18)%

Total benefits and expenses	221	188	33	18%

Income from continuing operations before income taxes	2	14	(12)	(86)%
Provision for income taxes	—	5	(5)	(100)%

Income from continuing operations	2	9	(7)	(78)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	—	(11)	11	100%
Expenses related to restructuring, net	—	3	(3)	(100)%

Net operating income	$2	$1	$1	100%

Net operating income

Net operating income increased marginally as higher premiums and tax benefits were mostly offset by higher claim reserves and lower net investment income in the current year.

Revenues

Premiums increased $27 million primarily driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting and higher volume driven by growth in France from a new client in the current year. These increases were partially offset by lower premiums from our runoff clients. The three months ended June 30, 2014 included an increase of $10 million attributable to changes in foreign exchange rates.

Net investment income decreased mainly due to lower reinvestment yields and an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. These decreases were partially offset by reinsurance agreements accounted for under the deposit method of accounting as certain of these arrangements were in a higher gain position in the current year. The three months ended June 30, 2014 included an increase of $2 million attributable to changes in foreign exchange rates.

Net investment gains decreased primarily attributable to higher gains from the sale of investments in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased $8 million related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The increase was also driven by higher reserves in France from a new client and higher claims of $3 million related to the ferry disaster in Korea, partially offset by a decline in new claim registrations in the current year. The three months ended June 30, 2014 included an increase of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased mainly due to higher commissions of $17 million related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower operating and profit sharing expenses in the current year and a restructuring charge of $4 million in the prior year that did not recur. The three months ended June 30, 2014 included an increase of $7 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles increased primarily as a result of higher premium volume in the current year. The three months ended June 30, 2014 included an increase of $2 million attributable to changes in foreign exchange rates.

Interest expense decreased primarily driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting, which was mostly offset by reinsurance agreements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position.

Provision for income taxes. The effective tax rate decreased to zero for the three months ended June 30, 2014 from 35.7% for the three months ended June 30, 2013. The decrease in the effective tax rate was primarily attributable to changes in foreign income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$374	$319	$55	17%
Net investment income	52	64	(12)	(19)%
Net investment gains (losses)	1	22	(21)	(95)%
Insurance and investment product fees and other	3	2	1	50%

Total revenues	430	407	23	6%

Benefits and expenses:
Benefits and other changes in policy reserves	102	80	22	28%
Acquisition and operating expenses, net of deferrals	235	220	15	7%
Amortization of deferred acquisition costs and intangibles	60	54	6	11%
Interest expense	24	25	(1)	(4)%

Total benefits and expenses	421	379	42	11%

Income from continuing operations before income taxes	9	28	(19)	(68)%
Provision (benefit) for income taxes	(1)	9	(10)	(111)%

Income from continuing operations	10	19	(9)	(47)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	(1)	(15)	14	93%
Expenses related to restructuring, net	—	3	(3)	(100)%

Net operating income	$9	$7	$2	29%

Net operating income

Net operating income increased marginally as higher premiums and tax benefits were mostly offset by higher claim reserves and lower net investment income in the current year.

Revenues

Premiums increased $27 million primarily driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The increase in the current year was also attributable to higher volume driven by a new client in France and a favorable adjustment of $4 million related to German premium taxes, partially offset by lower premiums from our runoff clients. The six months ended June 30, 2014 included an increase of $13 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to lower reinvestment yields and reinsurance agreements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in the current year in the current year. These decreases were mostly offset by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The six months ended June 30, 2014 included an increase of $2 million attributable to changes in foreign exchange rates.

Net investment gains decreased mainly due to higher gains from the sale of investments in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased driven by $8 million related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The increase was also driven by higher reserves in France from a new client and higher claims of $3 million related to the ferry disaster in Korea, partially offset by a decline in new claim registrations in the current year. The six months ended June 30, 2014 included an increase of $4 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased largely from higher commissions of $17 million related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower operating and profit sharing expenses in the current year and a restructuring charge of $4 million in the prior year that did not recur. The six months ended June 30, 2014 included an increase of $9 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles increased primarily as a result of higher premium volume in the current year. The six months ended June 30, 2014 included an increase of $2 million attributable to changes in foreign exchange rates.

Interest expense decreased largely related to an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting, mostly offset by reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to (11.1)% for the six months ended June 30, 2014 from 32.1% for the six months ended June 30, 2013. This decrease in the effective tax rate was primarily attributable to a favorable tax correction recorded in the current year, partially offset by changes in foreign income.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net Premiums Written:
Northern Europe	$104	$106	$(2)	(2)%	$219	$212	$7	3%
Southern Europe	86	74	12	16%	194	152	42	28%
Structured Deals	41	49	(8)	(16)%	71	77	(6)	(8)%
New Markets	15	14	1	7%	26	35	(9)	(26)%

Pre-deposit accounting basis	246	243	3	1%	510	476	34	7%

Deposit accounting adjustments	47	94	(47)	(50)%	115	174	(59)	(34)%

Total	$199	$149	$50	34%	$395	$302	$93	31%

Loss ratio	28%	26%	2%		27%	25%	2%

Net premiums written

For the three and six months ended June 30, 2014, total net premiums written increased primarily driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting. The increase was also attributable to sales growth in Italy and Germany in the current year. For the six months ended June 30, 2014, the increase was also attributable to growth in France from a new client and a favorable adjustment related to German premium taxes in the current year. The three and six months ended June 30, 2014 included increases of $11 million and $14 million, respectively, attributable to changes in foreign exchange rates.

Loss ratio

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

For the three months ended June 30, 2014, the loss ratio increased mainly driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting, which impacted both benefits and premiums. The increase was also driven by higher claims related to the ferry disaster in Korea in the current year, partially offset by higher favorable claim reserve adjustments in the prior year. These increases were partially offset by higher premiums attributable to growth in France from a new client in the current year.

For the six months ended June 30, 2014, the loss ratio increased mainly driven by an amendment to a reinsurance agreement in the current year retroactive to January 1, 2014 that was previously accounted for under the deposit method of accounting, which impacted both benefits and premiums. The increase was also driven by higher claims related to the ferry disaster in Korea and higher reserves in France from a new client in the current year, partially offset by higher favorable claim reserve adjustments in the prior year. These increases were partially offset by higher premiums attributable to growth in France from a new client and a favorable adjustment related to German premium taxes in the current year.

Runoff segment

Segment results of operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$1	$2	$(1)	(50)%
Net investment income	33	34	(1)	(3)%
Net investment gains (losses)	3	(20)	23	115%
Insurance and investment product fees and other	52	53	(1)	(2)%

Total revenues	89	69	20	29%

Benefits and expenses:
Benefits and other changes in policy reserves	6	10	(4)	(40)%
Interest credited	29	29	—	—%
Acquisition and operating expenses, net of deferrals	20	22	(2)	(9)%
Amortization of deferred acquisition costs and intangibles	10	8	2	25%
Interest expense	1	1	—	—%

Total benefits and expenses	66	70	(4)	(6)%

Income (loss) from continuing operations before income taxes	23	(1)	24	NM (1)
Provision for income taxes	5	—	5	NM (1)

Income (loss) from continuing operations	18	(1)	19	NM (1)
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net	(3)	7	(10)	(143)%

Net operating income	$15	$6	$9	150%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income increased primarily related to our variable annuity products largely driven by favorable equity market performance in the current year.

Revenues

Net investment gains in the current year were principally from derivative gains and gains on embedded derivatives associated with our variable annuity products with GMWBs, partially offset by net investment losses from the sale of investment securities. Net investment losses in the prior year were largely related to derivative losses and net investment losses from the sale of investment securities, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to a decrease in our GMDB reserves in our variable annuity products due to favorable equity market performance in the current year.

Provision for income taxes. The effective tax rate increased to 21.7% for the three months ended June 30, 2014. For the three months ended June 30, 2013 the effective tax rate was zero. The increase in the effective tax rate was primarily related to tax favored investments in relation to pre-tax income in the current year compared to the prior year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$2	$3	$(1)	(33)%
Net investment income	65	68	(3)	(4)%
Net investment gains (losses)	(10)	(68)	58	85%
Insurance and investment product fees and other	105	109	(4)	(4)%

Total revenues	162	112	50	45%

Benefits and expenses:
Benefits and other changes in policy reserves	14	14	—	—%
Interest credited	58	61	(3)	(5)%
Acquisition and operating expenses, net of deferrals	40	42	(2)	(5)%
Amortization of deferred acquisition costs and intangibles	21	(5)	26	NM (1)
Interest expense	1	1	—	—%

Total benefits and expenses	134	113	21	19%

Income (loss) from continuing operations before income taxes	28	(1)	29	NM (1)
Provision for income taxes	5	3	2	67%

Income (loss) from continuing operations	23	(4)	27	NM (1)
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net	4	26	(22)	(85)%

Net operating income	$27	$22	$5	23%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Insurance and investment product fees and other decreased mainly attributable to a final settlement related to the sale of our Medicare supplement insurance business in the prior year that did not recur.

Benefits and expenses

Interest credited decreased largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities in the current year due to a decrease in outstanding liabilities.

Amortization of deferred acquisition costs and intangibles increased related to our variable annuity products primarily from lower net investment losses and a change in lapse assumptions in the current year.

Provision for income taxes. The effective tax rate increased to 17.9% for the six months ended June 30, 2014 from (300.0)% for the six months ended June 30, 2013. The increase in the effective tax rate was primarily related to tax favored investments in relation to pre-tax income in the current year compared to the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$5,990	$6,202	$6,061	$6,141
Deposits	13	18	29	38
Surrenders, benefits and product charges	(210)	(183)	(408)	(356)

Net flows	(197)	(165)	(379)	(318)
Interest credited and investment performance	191	(54)	302	160

Account value, end of period	$5,984	$5,983	$5,984	$5,983

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,598	$1,674	$1,643	$1,662
Deposits	4	2	7	5
Surrenders, benefits and product charges	(80)	(80)	(158)	(161)

Net flows	(76)	(78)	(151)	(156)
Interest credited and investment performance	61	5	91	95

Account value, net of reinsurance, end of period	$1,583	$1,601	$1,583	$1,601

Variable Life Insurance
Account value, beginning of period	$313	$301	$316	$292
Deposits	2	2	4	4
Surrenders, benefits and product charges	(8)	(11)	(19)	(20)

Net flows	(6)	(9)	(15)	(16)
Interest credited and investment performance	10	1	16	17

Account value, end of period	$317	$293	$317	$293

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our income distribution series products decreased compared to March 31, 2014 and December 31, 2013 mainly attributable to surrenders outpacing favorable equity market performance and interest credited in the current year. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing favorable equity market performance in the current year. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
GICs, FABNs and Funding Agreements
Account value, beginning of period	$891	$1,970	$896	$2,153
Surrenders and benefits	(225)	(900)	(232)	(1,067)

Net flows	(225)	(900)	(232)	(1,067)
Interest credited	1	7	3	22
Foreign currency translation	—	—	—	(31)

Account value, end of period	$667	$1,077	$667	$1,077

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities. We consider the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Net investment income	$1	$3	$(2)	(67)%
Net investment gains (losses)	(6)	(5)	(1)	(20)%
Insurance and investment product fees and other	(1)	(1)	—	—%

Total revenues	(6)	(3)	(3)	(100)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	9	8	1	13%
Amortization of deferred acquisition costs and intangibles	—	4	(4)	(100)%
Interest expense	81	77	4	5%

Total benefits and expenses	90	89	1	1%

Loss from continuing operations before income taxes	(96)	(92)	(4)	(4)%
Benefit for income taxes	(28)	(33)	5	15%

Loss from continuing operations	(68)	(59)	(9)	(15)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net	4	4	—	—%

Net operating loss	$(64)	$(55)	$(9)	(16)%

Net operating loss

We reported a higher net operating loss in the current year primarily attributable to lower tax benefits in the current year.

Revenues

Net investment income decreased primarily from lower average invested assets in the current year.

Benefits and expenses

Amortization of deferred acquisition costs and intangibles decreased mainly related to higher software allocations to our operating segments in the current year.

Interest expense increased largely driven by debt issuances in August and December of 2013, partially offset by the repurchase of $350 million of senior notes in August 2013.

The decrease in the income tax benefit was primarily related to the tax effects of stock-based compensation expense in the current year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Net investment income	$(8)	$5	$(13)	NM (1)
Net investment gains (losses)	(11)	(15)	4	27%
Insurance and investment product fees and other	(1)	42	(43)	(102)%

Total revenues	(20)	32	(52)	(163)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	15	57	(42)	(74)%
Amortization of deferred acquisition costs and intangibles	1	7	(6)	(86)%
Interest expense	164	157	7	4%

Total benefits and expenses	180	221	(41)	(19)%

Loss from continuing operations before income taxes	(200)	(189)	(11)	(6)%
Benefit for income taxes	(77)	(66)	(11)	(17)%

Loss from continuing operations	(123)	(123)	—	—%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net	8	10	(2)	(20)%

Net operating loss	$(115)	$(113)	$(2)	(2)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

We reported a higher net operating loss in the current year primarily attributable to lower net investment income, partially offset by higher tax benefits mainly from favorable tax adjustments of $17 million recorded in the current year.

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

Amortization of deferred acquisition costs and intangibles decreased mainly related to higher software allocations to our operating segments in the current year.

Interest expense increased largely driven by debt issuances in August and December of 2013, partially offset by the repurchase of $350 million of senior notes in August 2013.

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

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
(Amounts in millions)	2014		2013		2014 vs. 2013
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$666	4.9%	$672	(0.2)%	$(6)
Fixed maturity securities—non-taxable	3.5%	3	2.9%	2	0.6%	1
Commercial mortgage loans	5.5%	81	5.5%	81	—%	—
Restricted commercial mortgage loans related to securitization entities	6.7%	4	8.6%	7	(1.9)%	(3)
Equity securities	5.3%	4	5.7%	6	(0.4)%	(2)
Other invested assets (1)	29.9%	39	20.2%	39	9.7%	—
Restricted other invested assets related to securitization entities	1.0%	1	—%	—	1.0%	1
Policy loans	8.7%	32	7.8%	32	0.9%	—
Cash, cash equivalents and short-term investments	0.6%	7	0.5%	5	0.1%	2

Gross investment income before expenses and fees	4.7%	837	4.9%	844	(0.2)%	(7)
Expenses and fees	(0.1)%	(24)	(0.1)%	(23)	—%	(1)

Net investment income	4.6%	$813	4.8%	$821	(0.2)%	$(8)

Average invested assets and cash		$70,223		$68,503		$1,720

(1)	Included in other invested assets was $14 million and $21 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the three months ended June 30, 2014 and 2013, respectively.

	Six months ended June 30,				Increase (decrease)
	2014		2013		2014 vs. 2013
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$1,314	4.8%	$1,328	(0.1)%	$(14)
Fixed maturity securities—non-taxable	3.6%	6	2.8%	4	0.8%	2
Commercial mortgage loans	5.5%	164	5.6%	163	(0.1)%	1
Restricted commercial mortgage loans related to securitization entities	7.1%	8	8.6%	14	(1.5)%	(6)
Equity securities	5.2%	8	4.5%	10	0.7%	(2)
Other invested assets (1)	33.3%	89	20.0%	87	13.3%	2
Restricted other invested assets related to securitization entities	1.0%	2	—%	—	1.0%	2
Policy loans	8.6%	63	7.9%	64	0.7%	(1)
Cash, cash equivalents and short-term investments	0.5%	12	0.6%	12	(0.1)%	—

Gross investment income before expenses and fees	4.7%	1,666	4.8%	1,682	(0.1)%	(16)
Expenses and fees	(0.1)%	(48)	(0.1)%	(47)	—%	(1)

Net investment income	4.6%	$1,618	4.7%	$1,635	(0.1)%	$(17)

Average invested assets and cash		$70,027		$68,924		$1,103

(1)	Included in other invested assets was $35 million and $43 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the six months ended June 30, 2014 and 2013, respectively.

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

For the three months ended June 30, 2014, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year. The three months ended June 30, 2014 included a decrease of $5 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2014, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets and $7 million of lower gains related to bond calls and mortgage loan prepayments, partially offset by $16 million of higher gains related to limited partnerships in the current year. The six months ended June 30, 2014 included a decrease of $15 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Available-for-sale securities:
Realized gains	$38	$78	$45	$118
Realized losses	(14)	(47)	(37)	(113)

Net realized gains (losses) on available-for-sale securities	24	31	8	5

Impairments:
Total other-than-temporary impairments	(2)	(2)	(3)	(14)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(3)	—	(3)

Net other-than-temporary impairments	(2)	(5)	(3)	(17)

Trading securities	8	(19)	20	(9)
Commercial mortgage loans	3	2	6	4
Net gains (losses) related to securitization entities	9	15	15	22
Derivative instruments	(7)	(2)	(28)	(44)
Contingent consideration adjustment	—	(1)	—	—
Other	(1)	—	(1)	(1)

Net investment gains (losses)	$34	$21	$17	$(40)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

•	We recorded $2 million of net other-than-temporary impairments during the three months ended June 30, 2014 compared to $5 million during the three months ended June 30, 2013. Of total impairments during the three months ended June 30, 2014 and 2013, $1 million and $3 million, respectively, related to structured securities, including $1 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities for both periods. During the three months ended June 30, 2014 and 2013, we also recorded $1 million and $2 million, respectively, of impairments related to commercial mortgage loans.

•	Net investment losses related to derivatives of $7 million during the three months ended June 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries, as well as losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk of assets held and proceeds from the IPO of our Australian mortgage insurance business. In addition, there were gains related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. Net investment losses related to derivatives of $2 million during the three months ended June 30, 2013 were primarily associated with GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions and gains related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries.

•	We recorded lower net gains related to the sale of available-for-sale securities during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Net gains during the three months ended June 30, 2014 included a gain on a previously impaired financial hybrid security that was called by the issuer. We recorded $8 million of gains related to trading securities during the three months ended June 30, 2014 compared to $19 million of losses during the three months ended June 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We also recorded $6 million of lower net gains related to securitization entities during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily associated with derivatives.

•	The aggregate fair value of securities sold at a loss during the three months ended June 30, 2014 and 2013 was $243 million from the sale of 61 securities and $308 million from the sale of 95 securities, respectively, which was approximately 95% and 87%, respectively, of book value. The loss on sales of securities during the three months ended June 30, 2014 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the second quarter of 2014 included three U.S. corporate securities that were sold for a total loss of $10 million related to portfolio repositioning activities. The securities sold at a loss in the second quarter of 2013 included three asset-backed securities that were sold for a total loss of $10 million and one mortgage-backed security that was sold for a total loss of $4 million related to portfolio repositioning activities.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

•	We recorded $3 million of net other-than-temporary impairments during the six months ended June 30, 2014 compared to $17 million during the six months ended June 30, 2013. Of total impairments during the six months ended June 30, 2014 and 2013, $1 million and $9 million, respectively, related to structured securities, including $1 million and $4 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the six months ended June 30, 2013.

•	Net investment losses related to derivatives of $28 million during the six months ended June 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions, in addition to losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries, proceeds from the IPO of our Australian mortgage insurance business and assets held. These losses were partially offset by gains related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. Net investment losses related to derivatives of $44 million during the six months ended June 30, 2013 were primarily associated with GMWB losses due to decreases in the values of instruments used to protect statutory surplus from declines in the S&P index and policyholder funds underperforming as compared to market indices. In addition, there were losses related to our hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. Additionally, there were gains on credit default swaps where we sold protection to improve diversification and portfolio yield from narrowing credit spreads.

•	We recorded higher net gains related to the sale of available-for-sale securities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, including a gain on a previously impaired financial hybrid security that was called by the issuer in the current year. We recorded $20 million of gains related to trading securities during the six months ended June 30, 2014 compared to $9 million of losses during the six months ended June 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We recorded $7 million of lower net gains related to securitization entities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily related to lower gains on derivatives, partially offset by gains on trading securities in the current year compared to losses in the prior year.

•	The aggregate fair value of securities sold at a loss during the six months ended June 30, 2014 and 2013 was $507 million from the sale of 105 securities and $885 million from the sale of 202 securities, respectively, which was approximately 93% and 89%, respectively, of book value. The loss on sales of securities during the six months ended June 30, 2014 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the six months ended June 30, 2014 included three U.S. corporate securities sold for a total loss of $8 million and one foreign corporate security sold for a total loss of $3 million in the first quarter of 2014 and three U.S. corporate securities that were sold for a total loss of $10 million in the second quarter of 2014 related to portfolio repositioning activities. The securities sold at a loss during the six months ended June 30, 2013 included three mortgage-backed securities sold for a total loss of $19 million, one asset-backed security sold for a total loss of $3 million and one corporate security sold for a total loss of $3 million in the first quarter of 2013 and three asset-backed securities that were sold for a total loss of $10 million and one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2013 related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$46,667	61%	$44,375	61%
Private	15,693	20	14,254	20
Commercial mortgage loans	5,986	8	5,899	8
Other invested assets	1,963	3	1,686	2
Policy loans	1,514	2	1,434	2
Restricted other invested assets related to securitization entities	404	1	391	1
Equity securities, available-for-sale	320	—	341	—
Restricted commercial mortgage loans related to securitization entities	217	—	233	—
Cash and cash equivalents	4,138	5	4,214	6

Total cash, cash equivalents and invested assets	$76,902	100%	$72,827	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2014, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,894	$677	$—	$(88)	$—	$5,483
Tax-exempt (1)	353	21	—	(21)	—	353
Government—non-U.S. (2)	1,989	146	—	(3)	—	2,132
U.S. corporate (2), (3)	24,113	2,809	19	(94)	—	26,847
Corporate—non-U.S. (2)	14,695	1,087	—	(33)	—	15,749
Residential mortgage-backed (4)	4,923	309	14	(33)	(1)	5,212
Commercial mortgage-backed	2,721	138	4	(17)	(1)	2,845
Other asset-backed (4)	3,744	39	—	(44)	—	3,739

Total fixed maturity securities	57,432	5,226	37	(333)	(2)	62,360
Equity securities	284	40	—	(4)	—	320

Total available-for-sale securities	$57,716	$5,266	$37	$(337)	$(2)	$62,680

(1)	Fair value included municipal bonds of $271 million related to special revenue bonds, $77 million related to general obligation bonds and $5 million related to other municipal bonds.
(2)	Fair value included European periphery exposure of $242 million in Ireland, $225 million in Spain, $152 million in Italy and $16 million in Portugal.
(3)	Fair value included municipal bonds of $1,270 million related to special revenue bonds and $524 million related to general obligation bonds.
(4)	Fair value included $65 million collateralized by sub-prime residential mortgage loans and $93 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $3.7 billion principally from higher net unrealized gains attributable to changes in interest rates in the current year and as purchases exceeded sales and maturities.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $24 million and $44 million as of June 30, 2014 and December 31, 2013, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities and trading bonds in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the six months ended June 30, 2014, our exposure to the peripheral European countries increased by $44 million to $635 million with unrealized gains of $52 million. Our exposure as of June 30, 2014 was diversified with direct exposure to local economies of $246 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $110 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $279 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$835	437	40%	$—	—
2005	980	244	55%	—	—
2006	918	235	62%	33	6
2007	788	153	68%	—	—
2008	234	51	67%	6	1
2009	—	—	—%	—	—
2010	132	60	44%	—	—
2011	268	53	57%	—	—
2012	657	96	63%	—	—
2013	855	138	66%	—	—
2014	346	61	68%	—	—

Total	$6,013	1,528	59%	$39	7

(1)	Represents weighted-average loan-to-value as of June 30, 2014.

	December 31, 2013
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$941	486	41%	$—	—
2005	1,025	253	55%	—	—
2006	964	242	62%	32	6
2007	812	157	70%	1	1
2008	237	51	68%	6	1
2009	—	—	—%	—	—
2010	142	63	44%	—	—
2011	273	54	58%	—	—
2012	673	97	63%	—	—
2013	865	138	67%	—	—

Total	$5,932	1,541	59%	$39	8

(1)	Represents weighted-average loan-to-value as of December 31, 2013.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Allowance for credit losses:
Beginning balance	$30	$40	$33	$42
Charge-offs	—	(2)	(1)	(2)
Recoveries	—	—	—	—
Provision	(3)	—	(5)	(2)

Ending balance	$27	$38	$27	$38

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$27	$38	$27	$38

Recorded investment:
Ending balance	$6,013	$5,868	$6,013	$5,868

Ending balance of individually impaired loans	$17	$1	$17	$1

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$5,996	$5,867	$5,996	$5,867

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$616	32%	$471	28%
Derivatives counterparty collateral	417	21	199	12
Securities lending collateral	277	14	187	11
Limited partnerships	263	13	282	17
Trading securities	226	12	239	14
Short-term investments	82	4	220	13
Other investments	82	4	88	5

Total other invested assets	$1,963	100%	$1,686	100%

Our investments in derivatives and derivatives counterparty collateral increased primarily attributable to changes in the long-term interest rate environment in the current year. Securities lending collateral also increased primarily driven by market demand. Short-term investments decreased from net maturities and sales in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	June 30, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(400)	$13,526
Inflation indexed swaps	Notional	561	10	(2)	569
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(113)	124

Total cash flow hedges		14,759	10	(515)	14,254

Fair value hedges:
Interest rate swaps	Notional	6	—	(1)	5

Total fair value hedges		6	—	(1)	5

Total derivatives designated as hedges		14,765	10	(516)	14,259

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	2	(3)	4,821
Interest rate swaps related to securitization entities	Notional	91	—	(6)	85
Credit default swaps	Notional	639	—	—	639
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	777	237	(254)	760
Financial futures	Notional	1,260	2,680	(2,620)	1,320
Equity return swaps	Notional	110	113	(110)	113
Foreign currency swaps	Notional	—	84	—	84
Other foreign currency contracts	Notional	487	670	(783)	374

Total derivatives not designated as hedges		8,498	3,786	(3,776)	8,508

Total derivatives		$23,263	$3,796	$(4,292)	$22,767

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	June 30, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(1,541)	40,504
Fixed index annuity embedded derivatives	Policies	7,705	3,767	(110)	11,362
Indexed universal life embedded derivatives	Policies	29	110	—	139

The decrease in the notional value of derivatives was primarily attributable to a $0.5 billion notional decrease in qualified interest rate swaps and forward bond purchase commitments related to our interest rate hedging strategy associated with our long-term care insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales.

Consolidated Balance Sheets

Total assets. Total assets increased $3,599 million from $108,045 million as of December 31, 2013 to $111,644 million as of June 30, 2014.

•	Cash, cash equivalents and invested assets increased $4,075 million primarily from an increase of $4,151 million in invested assets. Our fixed maturity securities portfolio increased $3,731 million principally attributable to higher unrealized gains attributable to changes in interest rates in the current year and as purchases exceeded sales and maturities. Other invested assets increased $277 million primarily driven by an increase in derivatives and derivatives counterparty collateral largely attributable to changes in the long-term interest rate environment in the current year. Securities lending collateral also increased primarily driven by market demand. These increases in other invested assets were partially offset by a decrease in short-term investments from net maturities and sales in the current year.

•	Separate account assets decreased $227 million as death and surrender benefits exceeded favorable market performance in the current year.

Total liabilities. Total liabilities increased $955 million from $92,425 million as of December 31, 2013 to $93,380 million as of June 30, 2014.

•	Our policyholder-related liabilities increased $1,201 million primarily as a result of an increase in our long-term care insurance business from growth of our in-force block and higher claims in the current year. Our fixed annuities and life insurance businesses also increased related to growth of our in-force blocks. Our international mortgage insurance business increased mainly related to higher unearned premiums from changes in foreign exchange rates in the current year. These increases were partially offset by a decrease in our U.S. mortgage insurance business due to lower delinquencies in the current year and the continued runoff of our variable annuity and institutional products.

•	Other liabilities decreased $394 million mainly related to a decrease in derivatives and derivative counterparty collateral largely attributable to changes in the long-term interest rate environment in the current year.

•	Long-term borrowings decreased $470 million largely related to the repayment of $485 million on our senior notes that matured in June 2014. In addition, Genworth Canada issued CAD$160 million of senior notes due in 2024 and used the proceeds to repay CAD$150 million of senior notes that were scheduled to mature in 2015. The remaining change related to changes in foreign exchange rates on our Canadian and Australian debt.

•	Deferred tax liability increased $868 million primarily from an increase in unrealized net investment gains in the current year.

•	Separate account liabilities decreased $227 million as death and surrender benefits exceeded favorable market performance in the current year.

Total stockholders’ equity. Total stockholders’ equity increased $2,644 million from $15,620 million as of December 31, 2013 to $18,264 million as of June 30, 2014.

•	Additional paid-in capital decreased $141 million largely attributable to the IPO of 33.8% of our Australian mortgage insurance business in May 2014.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $360 million in the current year.

•	Accumulated other comprehensive income (loss) increased $1,619 million predominately attributable to higher net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment in the current year.

•	Noncontrolling interests increased $806 million predominately attributable to the IPO of 33.8% of our Australian mortgage insurance business in May 2014.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2014	2013
Net cash from operating activities	$578	$646
Net cash from investing activities	(938)	718
Net cash from financing activities	230	(1,262)

Net increase (decrease) in cash before foreign exchange effect	$(130)	$102

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Cash inflows from operating activities during the current year decreased compared to the prior year primarily as higher tax payments were partially offset by lower claim payments in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had cash outflows from investing activities during the current year as purchases of fixed maturity securities exceeded maturities and sales. We had cash inflows from investing activities during the prior year as maturities and sales of fixed maturity securities exceeded purchases.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had cash inflows from financing activities during the current year as deposits exceeded withdrawals of our investment contracts in the current year. In addition, the proceeds from the IPO of 33.8% of our Australian mortgage insurance business and issuance of senior notes by Genworth Canada were mostly offset by the repayment of senior notes in the current year. We had cash outflows from financing activities during the prior year as withdrawals exceeded deposits on our investment contracts from scheduled maturities of our institutional products in the prior year.

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

Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of June 30, 2014 and December 31, 2013, the fair value of securities loaned under our securities lending program in the United States was $279 million and $191 million, respectively. As of June 30, 2014 and December 31, 2013, the fair value of collateral held under our securities lending program in the United States was $277 million and $187 million, respectively, and the offsetting obligation to return collateral of $288 million and $199 million, respectively, was included in other liabilities in our consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of June 30, 2014 and December 31, 2013.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of June 30, 2014 and December 31, 2013, the fair value of securities loaned under our securities lending program in Canada was $137 million and $229 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2014 and December 31, 2013, the fair value of securities pledged under the repurchase program was $700 million and $890 million, respectively, and the repurchase obligation of $630 million and $919 million, respectively, was included in other liabilities in our consolidated balance sheets.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt and equity securities, potentially payments for acquisitions, payment of dividends on Genworth Financial common stock (to the extent declared by Genworth Financial’s Board of Directors) and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth

Financial. In deploying future capital, such as proceeds from the recent IPO of our Australian mortgage insurance business, important current priorities include focusing on our operating businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand or proceeds from the issuance of new debt) in open market purchases, tender offers, privately negotiated transactions or otherwise.

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

Genworth Holdings had $1,073 million and $1,219 million of cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively. Genworth Holdings also held $150 million in U.S. government securities as of June 30, 2014 and December 31, 2013.

During the six months ended June 30, 2014, we received dividends from our international subsidiaries of $563 million, including approximately $500 million from the net proceeds of the IPO of our Australian mortgage insurance business. During the six months ended June 30, 2014, Genworth Financial contributed $12 million to Genworth Holdings for expenses related to the IPO which subsequently contributed it to its subsidiaries. The net proceeds of $500 million received by Genworth Holdings were net of capital contributions for these expenses which will be paid to Genworth Holdings in the third quarter of 2014.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. In June 2014, one of our U.S. life insurance subsidiaries completed a life reinsurance transaction that generated approximately $90 million in additional unassigned surplus on a U.S. statutory basis. As of June 30, 2014, our total cash, cash equivalents and invested assets were $76.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2014.

On April 29, 2014, Genworth Canada announced acceptance by the Toronto Stock Exchange of Genworth Canada’s Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time over the next 12 months, up to an aggregate of 4.7 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we may participate in the NCIB in order to maintain our overall ownership at its current level.

In May 2014, our U.S. mortgage holding company contributed $300 million to GEMICO, our primary U.S. mortgage insurance subsidiary.

In June 2013, the FHFA announced strategic priorities for the GSEs and indicated that there could be changes to the guidelines contained within the PMIERs. On July 10, 2014, at the direction of the FHFA, each GSE released publicly a draft of its revised PMIERs. These guidelines, as drafted, contemplate an effective date for compliance 180 days after the final publication date, which is anticipated to be on or about year-end 2014. In addition, the guidelines permit a transition period, subject to GSE approval, of two years from the publication date to meet the required capital levels.

Based on our current views of the U.S. housing market, expected earnings and capital generation from our U.S. mortgage insurance business, anticipated prepayment of our in-force portfolio in the ordinary course, the amount and loan characteristics of new U.S. mortgage insurance business anticipated to be written and the $300 million contributed in the second quarter of 2014, which had been previously set aside, our preliminary estimate of the additional capital required to be fully compliant, assuming an effective date of June 30, 2015, will be between $450 million to $550 million and will decrease to less than $175 million by December 31, 2016. We have a variety of capital resources that could be utilized to satisfy capital requirements, and initially intend to utilize reinsurance transactions, and if needed, cash available at the holding company, which includes the proceeds of the completed Australian IPO, to fund them. Other potential sources include, but are not limited to, continued earnings from the business, available deferred tax assets, and proceeds from the issuance of securities at Genworth Financial or Genworth Holdings.

It is our intent that our U.S. mortgage insurance business will meet the additional capital requirements contained within the guidelines of the revised PMIERs by the anticipated effective date of June 30, 2015, depending upon the availability of the capital and reinsurance markets, the performance of our businesses and absent any unforeseen developments. We will seek to utilize the transition period as approved by the FHFA and GSEs if we do not comply by the anticipated effective date. We believe that our U.S. mortgage insurance business is well positioned to meet the draft version of the operational and financial requirements contained within the revised guidelines within the prescribed transition period and expect the business to maintain its strong presence in the private mortgage insurance market.

Capital resources and financing activities

We repaid $485 million of our 5.75% senior notes that matured in June 2014.

On April 1, 2014, Genworth Canada, our majority-owned subsidiary, issued CAD$160 million of 4.242% senior notes due 2024. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time. The net proceeds of the offering were used to redeem, in full, its existing senior notes due December 2015 with a principal amount of CAD$150 million and bearing a fixed annual interest rate of 4.59%. In conjunction with the redemption, Genworth Canada made an early redemption payment to existing noteholders of approximately CAD$7 million in the second quarter of 2014.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the six months ended June 30, 2014 or 2013.

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

While equity and credit markets generally improved during 2013, credit market volatility continued into the first half of 2014 and credit spreads continued to further compress further during the first half of 2014.

Additionally, U.S. Treasury yields remained at historically low levels during the first half of 2014. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the second quarter of 2014, the U.S. dollar weakened against currencies in Australia and the United Kingdom as well as the Euro as compared to the second quarter of 2013. However, the U.S. dollar strengthened against the currency in Canada in the second quarter of 2014 compared to the second quarter of 2013. This has generally resulted in higher levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2014

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed below, there were no material developments during the three months ended June 30, 2014 in any of the legal proceedings identified in Part I, Item 3 of our 2013 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2014. In addition, except as disclosed below, there were no new material legal proceedings initiated during the three months ended June 30, 2014.

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

As previously disclosed, in December 2009, one of our former non-insurance subsidiaries, one of the former subsidiary’s officers and Genworth Financial, Inc. (now known as Genworth Holdings, Inc.) were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc. et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our former subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary and other relief. Oral argument on plaintiffs’ motion to certify a class action was conducted on January 30, 2013. On April 15, 2014, the court issued its decision denying the plaintiffs’ motion to certify a class. On April 29, 2014 plaintiffs filed a motion with the Second Circuit Court of Appeals for leave to appeal the District Court’s denial of their motion to certify a class, which we opposed. On July 9, 2014, the Second Circuit Court of Appeals denied plaintiffs’ motion.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and seek a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices. The effectiveness of the agreement was conditioned upon consent by the GSEs to and the parties’ execution of a definitive agreement requiring submission of curtailment and denial disputes to a binding alternative dispute proceeding (“Curtailment ADR Agreement”). In March 2014, the parties executed the Curtailment ADR Agreement. In the second quarter of 2014, the GSEs consented to the December 31, 2013 agreement, the final condition precedent to the effectiveness of the rescission settlement. The GSEs also consented to the Curtailment ADR Agreement during the second quarter of 2014. With the effectiveness of the rescission settlement, the parties have commenced the process necessary for a final dismissal of the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices. That dismissal is expected to occur in the third quarter of 2014. Claims curtailments and denials are the only remaining areas of dispute under the arbitrations. The parties have selected an arbitration panel. The first phase of the arbitration hearing is scheduled to begin in March 2015. Claimants and our U.S. mortgage insurance subsidiaries are engaged in settlement negotiations regarding a potential resolution of the pending disputes related to claims curtailments or denials. In the event settlement is not reached, we intend to vigorously defend our practices in these arbitrations.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurers and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. On June 26, 2014, the court in the Hill action granted our motion for summary judgment. We intend to vigorously defend the remaining actions.

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

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2013 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2014.

The GSEs are conducting a review of their eligibility standards for private mortgage insurers (which have also become known as the PMIERs) and have released draft versions of new PMIERs. If we are unable to meet the revised PMIERs upon their implementation, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, or the capital required to meet the new PMIERs may be higher than we anticipate, either of which would have a material adverse effect on our business, results of operations and financial condition.

Private mortgage insurers must satisfy PMIERs. Each GSE’s Congressional charter generally prohibits it from purchasing or guaranteeing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. In furtherance of their respective charter requirements, each GSE has adopted PMIERs to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for purchase or guarantee of high loan-to-value mortgages.

The GSEs have the authority to implement new requirements at any time. In June 2013, the FHFA announced strategic priorities for the GSEs and indicated that there could be changes to the guidelines contained within the PMIERs. On July 10, 2014, at the direction of the FHFA, each GSE released publicly a draft of its revised PMIERs. A 60-day public comment period commenced after publication of the draft revised PMIERs, after which the FHFA and the GSEs will review and consider any commentary received before the draft revised PMIERs are finalized. The revised guidelines contained within the PMIERs, as drafted, contemplate an effective date for compliance 180 days after the final publication date, which is anticipated to be on or about year-end 2014. In addition, the guidelines permit a transition period, subject to GSE approval, of two years from the publication date to meet the revised capital levels.

Based on our current views of the U.S. housing market, expected earnings and capital generation from our U.S. mortgage insurance business, anticipated prepayment of our in-force portfolio in the ordinary course, and the amount and loan characteristics of new U.S. mortgage insurance business anticipated to be written, our preliminary estimate of the additional capital required to be fully compliant with the financial capital requirements contained in the draft revised PMIERs, assuming an effective date of June 30, 2015, will be between $450 million to $550 million and will decrease to less than $175 million by December 31, 2016. The amount of additional capital that will be required is dependent on, among other things: (i) the extent the final PMIERs as ultimately adopted differ materially from the draft PMIERs released on July 10, 2014, including with respect to the amount and timing of additional capital requirements and the amount of capital credit provided to various types of assets, and (ii) the application and interpretation of the guidelines by the GSEs and FHFA as they are implemented. Our ability to meet the final guidelines contained within the PMIERs is subject to the foregoing factors, as well as, among other things: (i) the housing market developing consistent with our current expectations, (ii) our generating expected U.S. mortgage insurance business earnings and capital levels, reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business, (iii) other sources of funding currently considered being available on the terms currently contemplated or at all, (iv) meeting our projected overall financial performance, capital and liquidity levels being as anticipated and (v) the approval by the GSEs of a transition period for us to meet financial requirements, if needed.

Although we believe we could utilize one or more of these additional sources of capital so that we would continue to be an eligible mortgage insurer after the revised PMIERs are fully effective, there can be no assurance this will be the case. As of the year ended December 31, 2013, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insure. If we are unable to meet existing or revised PMIERs or determine not to or are unable to utilize additional sources of capital, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

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

During the second quarter of 2014, we experienced meaningful increases in adverse claims experience for our long-term care insurance products, resulting in significant deterioration in operating income. The adverse claims experience in the second quarter of 2014 was due primarily to higher severity on both new and existing claims compared to the first quarter of 2014 and the second quarter of 2013, as well as an increase in new claims compared to the second quarter of 2013. As a result of recent experience, and in connection with our regular review of claims reserve assumptions for our long-term care insurance products, we are conducting a comprehensive review of our long-term care insurance claim reserves. The primary areas of focus in this review are: (i) an analysis of potential causes of the meaningful increases in adverse claims experience and (ii) an assessment of the assumptions and methodology underlying the associated reserves, including morbidity, mortality, interest rates and claim terminations. We intend to complete this review before the release of financial results for the third quarter of 2014. Given the review currently underway that will consider both long-term and recent experience, we will likely change some of our assumptions, which could increase our long-term care insurance claim reserves, and any increase may be material. Any such change in assumptions or increase in reserves could have a material adverse effect on our financial condition, statutory reserve and capital levels and/or results of operations.

Item 6.	Exhibits

Number	Description
2.1	Offer Management Agreement among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014).

10.1	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited

10.2	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc.

10.3	Assignment and Assumption Agreement for Shareholder Agreement, dated July 11, 2014, among Genworth MI Canada Inc., Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: July 30, 2014	By:	/s/ Kelly L. Groh
Kelly L. Groh
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)