Form 10-Q
period 2014-09-30
GENWORTH FINANCIAL INC
filed 2014-11-10
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2014, 496,659,914 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,317	$58,629
Equity securities available-for-sale, at fair value	313	341
Commercial mortgage loans	6,077	5,899
Restricted commercial mortgage loans related to securitization entities	209	233
Policy loans	1,512	1,434
Other invested assets	2,281	1,686
Restricted other invested assets related to securitization entities, at fair value	404	391

Total investments	73,113	68,613
Cash and cash equivalents	3,477	4,214
Accrued investment income	719	678
Deferred acquisition costs	5,085	5,278
Intangible assets	300	399
Goodwill	316	867
Reinsurance recoverable	17,374	17,219
Other assets	710	639
Separate account assets	9,420	10,138

Total assets	$110,514	$108,045

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$34,697	$33,705
Policyholder account balances	25,827	25,528
Liability for policy and contract claims	7,987	7,204
Unearned premiums	4,085	4,107
Other liabilities ($42 and $50 other liabilities related to securitization entities)	3,605	4,096
Borrowings related to securitization entities ($83 and $75 at fair value)	225	242
Non-recourse funding obligations	2,010	2,038
Long-term borrowings	4,662	5,161
Deferred tax liability	875	206
Separate account liabilities	9,420	10,138

Total liabilities	93,393	92,425

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 585 million and 583 million shares issued as of September 30, 2014 and December 31, 2013, respectively; 497 million and 495 million shares outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	11,991	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,047	914
Net unrealized gains (losses) on other-than-temporarily impaired securities	20	12

Net unrealized investment gains (losses)	2,067	926

Derivatives qualifying as hedges	1,753	1,319
Foreign currency translation and other adjustments	114	297

Total accumulated other comprehensive income (loss)	3,934	2,542
Retained earnings	1,939	2,423
Treasury stock, at cost (88 million shares as of September 30, 2014 and December 31, 2013)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,165	14,393
Noncontrolling interests	1,956	1,227

Total stockholders’ equity	17,121	15,620

Total liabilities and stockholders’ equity	$110,514	$108,045

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Premiums	$1,395	$1,291	$4,045	$3,838
Net investment income	805	801	2,423	2,436
Net investment gains (losses)	(27)	(23)	(10)	(63)
Insurance and investment product fees and other	231	248	683	780

Total revenues	2,404	2,317	7,141	6,991

Benefits and expenses:
Benefits and other changes in policy reserves	1,986	1,169	4,436	3,639
Interest credited	185	184	552	552
Acquisition and operating expenses, net of deferrals	398	407	1,180	1,253
Amortization of deferred acquisition costs and intangibles	143	182	415	441
Goodwill impairment	550	—	550	—
Interest expense	114	124	361	371

Total benefits and expenses	3,376	2,066	7,494	6,256

Income (loss) from continuing operations before income taxes	(972)	251	(353)	735
Provision (benefit) for income taxes	(185)	105	(13)	254

Income (loss) from continuing operations	(787)	146	(340)	481
Income (loss) from discontinued operations, net of taxes	—	2	—	(12)

Net income (loss)	(787)	148	(340)	469
Less: net income attributable to noncontrolling interests	57	40	144	117

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(844)	$108	$(484)	$352

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.70)	$0.21	$(0.98)	$0.74

Diluted	$(1.70)	$0.21	$(0.98)	$0.73

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.70)	$0.22	$(0.98)	$0.71

Diluted	$(1.70)	$0.22	$(0.98)	$0.71

Weighted-average common shares outstanding:
Basic	496.6	494.0	496.4	493.3

Diluted	496.6	499.3	496.4	497.9

Supplemental disclosures:
Total other-than-temporary impairments	$(13)	$(3)	$(16)	$(17)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	7	(2)	7	(5)

Net other-than-temporary impairments	(6)	(5)	(9)	(22)
Other investments gains (losses)	(21)	(18)	(1)	(41)

Total net investment gains (losses)	$(27)	$(23)	$(10)	$(63)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(787)	$148	$(340)	$469

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(68)	(191)	1,171	(1,624)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	5	8	57
Derivatives qualifying as hedges	101	(139)	434	(467)
Foreign currency translation and other adjustments	(379)	144	(252)	(313)

Total other comprehensive income (loss)	(345)	(181)	1,361	(2,347)

Total comprehensive income (loss)	(1,132)	(33)	1,021	(1,878)
Less: comprehensive income (loss) attributable to noncontrolling interests	(61)	62	56	33

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,071)	$(95)	$965	$(1,911)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

Initial sale of subsidiary shares to noncontrolling interests	—	(145)	(57)	—	—	(202)	713	511
Comprehensive income (loss):
Net income (loss)	—	—	—	(484)	—	(484)	144	(340)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,155	—	—	1,155	16	1,171
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	8	—	—	8	—	8
Derivatives qualifying as hedges	—	—	434	—	—	434	—	434
Foreign currency translation and other adjustments	—	—	(148)	—	—	(148)	(104)	(252)

Total comprehensive income (loss)						965	56	1,021
Dividends to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Stock-based compensation expense and exercises and other	—	9	—	—	—	9	6	15

Balances as of September 30, 2014	$1	$11,991	$3,934	$1,939	$(2,700)	$15,165	$1,956	$17,121

Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781

Repurchase of subsidiary shares	—	—	—	—	—	—	(43)	(43)
Comprehensive income (loss):
Net income	—	—	—	352	—	352	117	469
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(1,586)	—	—	(1,586)	(38)	(1,624)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	57	—	—	57	—	57
Derivatives qualifying as hedges	—	—	(467)	—	—	(467)	—	(467)
Foreign currency translation and other adjustments	—	—	(267)	—	—	(267)	(46)	(313)

Total comprehensive income (loss)						(1,911)	33	(1,878)
Dividends to noncontrolling interests	—	—	—	—	—	—	(39)	(39)
Stock-based compensation expense and exercises and other	—	22	—	—	—	22	2	24

Balances as of September 30, 2013	$1	$12,149	$2,939	$2,215	$(2,700)	$14,604	$1,241	$15,845

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(340)	$469
Less loss from discontinued operations, net of taxes	—	12
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(87)	(64)
Net investment losses (gains)	10	63
Charges assessed to policyholders	(580)	(612)
Acquisition costs deferred	(356)	(332)
Amortization of deferred acquisition costs and intangibles	415	441
Goodwill impairment	550	—
Deferred income taxes	(194)	(120)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	110	(15)
Stock-based compensation expense	21	27
Change in certain assets and liabilities:
Accrued investment income and other assets	(172)	(66)
Insurance reserves	1,769	1,679
Current tax liabilities	(187)	242
Other liabilities and other policy-related balances	181	(699)
Cash from operating activities—discontinued operations	—	68

Net cash from operating activities	1,140	1,093

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,775	4,046
Commercial mortgage loans	528	686
Restricted commercial mortgage loans related to securitization entities	24	51
Proceeds from sales of investments:
Fixed maturity and equity securities	1,745	3,056
Purchases and originations of investments:
Fixed maturity and equity securities	(7,464)	(7,872)
Commercial mortgage loans	(709)	(667)
Other invested assets, net	87	80
Policy loans, net	11	(7)
Proceeds from sale of a subsidiary, net of cash transferred	—	370
Cash from investing activities—discontinued operations	—	(30)

Net cash from investing activities	(2,003)	(287)

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,201	1,979
Withdrawals from universal life and investment contracts	(1,950)	(2,613)
Redemption of non-recourse funding obligations	(28)	(20)
Proceeds from issuance of long-term debt	144	397
Repayment and repurchase of long-term debt	(621)	(365)
Repayment of borrowings related to securitization entities	(24)	(51)
Proceeds from sale of subsidiary shares to noncontrolling interests	517	—
Repurchase of subsidiary shares	—	(43)
Dividends paid to noncontrolling interests	(46)	(39)
Other, net	(44)	(53)
Cash from financing activities—discontinued operations	—	(3)

Net cash from financing activities	149	(811)

Effect of exchange rate changes on cash and cash equivalents	(23)	(94)

Net change in cash and cash equivalents	(737)	(99)
Cash and cash equivalents at beginning of period	4,214	3,653

Cash and cash equivalents at end of period	3,477	3,554
Less cash and cash equivalents of discontinued operations at end of period	—	—

Cash and cash equivalents of continuing operations at end of period	$3,477	$3,554

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

(2) Accounting Changes

a) Accounting Pronouncement Recently Adopted

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

b) Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to measuring the financial assets and financial liabilities of a consolidated collateralized financing entity. The guidance is intended to address diversity in practice that has developed in the accounting for the measurement difference between the fair value of financial assets and the fair value of financial liabilities of a collateralized financing entity. The new guidance provides a measurement alternative whereby a reporting entity could measure the financial assets and financial liabilities of the collateralized financing entity in its consolidated financial statements using the more observable of the fair values. This guidance is effective for us on January 1, 2016, with early adoption permitted as of the beginning of an annual reporting period. While we have consolidated variable interest entities that are subject to this guidance, our current practice uses an approach that was acceptable under the old guidance and is consistent with the new measurement alternatives. As a result, we plan to early adopt this new guidance during the first quarter of 2015 and do not expect any impact on our consolidated financial statements.

In June 2014, the FASB issued new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financings, and added disclosure requirements for all repurchase

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements, securities lending transactions and repurchase-to-maturity transactions. The new guidance changes the accounting for repurchase-to-maturity transactions and repurchase financing such that they will be consistent with secured borrowing accounting. In addition, the guidance requires new disclosures for all repurchase agreements and securities lending transactions. We do not have repurchase-to-maturity transactions, but have repurchase agreements and securities lending transactions that will be subject to additional disclosures. These new requirements will be effective for us on January 1, 2015 and early adoption is not permitted. This new guidance will only impact our disclosures.

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The guidance also includes disclosure requirements that provide information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for us on January 1, 2017 and early adoption is not permitted. Although insurance contracts are specifically scoped out of this new guidance, we have minor services that may be subject to the new revenue recognition guidance and are still in the process of evaluating the impact, if any, the guidance may have on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2014	2013	2014	2013
Weighted-average shares used in basic earnings (loss) per common share calculations	496.6	494.0	496.4	493.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	5.3	—	4.6

Weighted-average shares used in diluted earnings (loss) per common share calculations (1)	496.6	499.3	496.4	497.9

Income (loss) from continuing operations:
Income (loss) from continuing operations	$(787)	$146	$(340)	$481
Less: income from continuing operations attributable to noncontrolling interests	57	40	144	117

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(844)	$106	$(484)	$364

Basic per common share	$(1.70)	$0.21	$(0.98)	$0.74

Diluted per common share	$(1.70)	$0.21	$(0.98)	$0.73

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$—	$2	$—	$(12)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$2	$—	$(12)

Basic per common share	$—	$—	$—	$(0.02)

Diluted per common share	$—	$—	$—	$(0.02)

Net income (loss):
Income (loss) from continuing operations	$(787)	$146	$(340)	$481
Income (loss) from discontinued operations, net of taxes	—	2	—	(12)

Net income (loss)	(787)	148	(340)	469
Less: net income attributable to noncontrolling interests	57	40	144	117

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(844)	$108	$(484)	$352

Basic per common share	$(1.70)	$0.22	$(0.98)	$0.71

Diluted per common share	$(1.70)	$0.22	$(0.98)	$0.71

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three and nine months ended September 30, 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 5.4 million and 6.4 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million and 502.8 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Fixed maturity securities—taxable	$651	$651	$1,965	$1,979
Fixed maturity securities—non-taxable	3	3	9	7
Commercial mortgage loans	82	81	246	244
Restricted commercial mortgage loans related to securitization entities	3	8	11	22
Equity securities	3	3	11	13
Other invested assets	46	41	135	128
Restricted other invested assets related to securitization entities	1	—	3	—
Policy loans	32	33	95	97
Cash, cash equivalents and short-term investments	7	4	19	16

Gross investment income before expenses and fees	828	824	2,494	2,506
Expenses and fees	(23)	(23)	(71)	(70)

Net investment income	$805	$801	$2,423	$2,436

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Available-for-sale securities:
Realized gains	$17	$26	$62	$144
Realized losses	(5)	(38)	(42)	(151)

Net realized gains (losses) on available-for-sale securities	12	(12)	20	(7)

Impairments:
Total other-than-temporary impairments	(13)	(3)	(16)	(17)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	7	(2)	7	(5)

Net other-than-temporary impairments	(6)	(5)	(9)	(22)

Trading securities	4	(6)	24	(15)
Commercial mortgage loans	3	1	9	5
Net gains (losses) related to securitization entities	(1)	21	14	43
Derivative instruments (1)	(38)	(19)	(66)	(63)
Contingent consideration adjustment	(1)	—	(1)	—
Other	—	(3)	(1)	(4)

Net investment gains (losses)	$(27)	$(23)	$(10)	$(63)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2014 and 2013 was $225 million and $407 million, respectively, which was approximately 98% and 93%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2014 and 2013 was $732 million and $1,293 million, respectively, which was approximately 95% and 90%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Beginning balance	$95	$179	$101	$387
Additions:
Other-than-temporary impairments not previously recognized	1	1	2	3
Increases related to other-than-temporary impairments previously recognized	—	2	—	9
Reductions:
Securities sold, paid down or disposed	(7)	(76)	(14)	(293)

Ending balance	$89	$106	$89	$106

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2014	December 31, 2013
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,721	$2,346
Equity securities	34	23
Other invested assets	(2)	(4)

Subtotal	4,753	2,365
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,442)	(869)
Income taxes, net	(1,153)	(517)

Net unrealized investment gains (losses)	2,158	979
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	91	53

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,067	$926

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2014	2013
Beginning balance	$2,128	$1,294
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(225)	(411)
Adjustment to deferred acquisition costs	35	23
Adjustment to present value of future profits	36	9
Adjustment to sales inducements	9	3
Adjustment to benefit reserves	49	68
Provision for income taxes	33	111

Change in unrealized gains (losses) on investment securities	(63)	(197)
Reclassification adjustments to net investment (gains) losses, net of taxes of $2 and $(6)	(4)	11

Change in net unrealized investment gains (losses)	(67)	(186)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	(1)

Ending balance	$2,067	$1,109

	As of or for the nine months ended September 30,
(Amounts in millions)	2014	2013
Beginning balance	$926	$2,638
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	2,399	(3,348)
Adjustment to deferred acquisition costs	(160)	241
Adjustment to present value of future profits	(55)	80
Adjustment to sales inducements	(19)	41
Adjustment to benefit reserves	(339)	555
Provision for income taxes	(640)	845

Change in unrealized gains (losses) on investment securities	1,186	(1,586)
Reclassification adjustments to net investment (gains) losses, net of taxes of $4 and $(10)	(7)	19

Change in net unrealized investment gains (losses)	1,179	(1,567)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	38	(38)

Ending balance	$2,067	$1,109

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of September 30, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,991	$710	$—	$(59)	$—	$5,642
Tax-exempt	346	25	—	(15)	—	356
Government—non-U.S.	1,902	136	—	(3)	—	2,035
U.S. corporate	24,398	2,653	19	(114)	—	26,956
Corporate—non-U.S.	14,691	995	—	(48)	(1)	15,637
Residential mortgage-backed	4,864	308	14	(30)	(1)	5,155
Commercial mortgage-backed	2,623	117	4	(16)	—	2,728
Other asset-backed	3,825	29	1	(47)	—	3,808

Total fixed maturity securities	57,640	4,973	38	(332)	(2)	62,317
Equity securities	281	38	—	(6)	—	313

Total available-for-sale securities	$57,921	$5,011	$38	$(338)	$(2)	$62,630

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (2)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$416	$(5)	17	$746	$(54)	27	$1,162	$(59)	44
Tax-exempt	—	—	—	110	(15)	10	110	(15)	10
Government—non-U.S.	133	(1)	25	100	(2)	8	233	(3)	33
U.S. corporate	2,032	(27)	295	1,565	(87)	251	3,597	(114)	546
Corporate—non-U.S.	1,331	(17)	213	615	(32)	80	1,946	(49)	293
Residential mortgage-backed	369	(3)	45	318	(28)	106	687	(31)	151
Commercial mortgage-backed	181	(1)	23	454	(15)	59	635	(16)	82
Other asset-backed	1,153	(6)	162	440	(41)	46	1,593	(47)	208

Subtotal, fixed maturity securities	5,615	(60)	780	4,348	(274)	587	9,963	(334)	1,367
Equity securities	23	(1)	48	50	(5)	6	73	(6)	54

Total for securities in an unrealized loss position	$5,638	$(61)	828	$4,398	$(279)	593	$10,036	$(340)	1,421

% Below cost—fixed maturity securities:
<20% Below cost	$5,615	$(60)	780	$4,247	$(231)	564	$9,862	$(291)	1,344
20%-50% Below cost	—	—	—	101	(42)	15	101	(42)	15
>50% Below cost	—	—	—	—	(1)	8	—	(1)	8

Total fixed maturity securities	5,615	(60)	780	4,348	(274)	587	9,963	(334)	1,367

% Below cost—equity securities:
<20% Below cost	23	(1)	48	50	(5)	6	73	(6)	54

Total equity securities	23	(1)	48	50	(5)	6	73	(6)	54

Total for securities in an unrealized loss position	$5,638	$(61)	828	$4,398	$(279)	593	$10,036	$(340)	1,421

Investment grade	$5,109	$(48)	708	$4,089	$(252)	513	$9,198	$(300)	1,221
Below investment grade (3)	529	(13)	120	309	(27)	80	838	(40)	200

Total for securities in an unrealized loss position	$5,638	$(61)	828	$4,398	$(279)	593	$10,036	$(340)	1,421

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts included $2 million of unrealized losses on other-than-temporarily impaired securities.
(3)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors since these securities were purchased. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 1% as of September 30, 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $231 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “A+” and approximately 92% of the unrealized losses were related to investment grade securities as of September 30, 2014. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate securities in the utilities and energy and finance and insurance sectors, in addition to U.S. government, agencies and government-sponsored enterprises securities resulting from an increase in U.S. Treasury yields since these securities were purchased. The average fair value percentage below cost for these securities was approximately 5% as of September 30, 2014. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of September 30, 2014:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$9	$(3)	1%	1	$—	$—	—%	—
Corporate—non-U.S.	1	(1)	—	1	—	—	—	—
Structured securities:
Residential mortgage-backed	10	(5)	1	4	—	—	—	—
Other asset-backed	72	(26)	8	4	—	—	—	—

Total structured securities	82	(31)	9	8	—	—	—	—

Total	$92	$(35)	10%	10	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Structured securities:
Residential mortgage-backed	$1	$(1)	—%	4	$—	$(1)	—%	8
Other asset-backed	8	(6)	2	1	—	—	—	—

Total structured securities	9	(7)	2	5	—	(1)	—	8

Total	$9	$(7)	2%	5	$—	$(1)	—%	8

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Structured Securities

Of the $39 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $1 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

While we considered the length of time each security had been in an unrealized loss position, the extent of the unrealized loss position and any significant declines in fair value subsequent to the balance sheet date in our evaluation of impairment for each of these individual securities, the primary factor in our evaluation of impairment is the expected performance for each of these securities. Our evaluation of expected performance is based on the historical performance of the associated securitization trust as well as the historical performance of the underlying collateral. Our examination of the historical performance of the securitization trust included consideration of the following factors for each class of securities issued by the trust: (i) the payment history, including failure to make scheduled payments; (ii) current payment status; (iii) current and historical outstanding balances; (iv) current levels of subordination and losses incurred to date; and (v) characteristics of the underlying collateral. Our examination of the historical performance of the underlying collateral included: (i) historical default rates, delinquency rates, voluntary and involuntary prepayments and severity of losses, including recent trends in this information; (ii) current payment status; (iii) loan to collateral value ratios, as applicable; (iv) vintage; and (v) other underlying characteristics such as current financial condition.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of September 30, 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2013:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$796	$(109)	32	$335	$(122)	13	$1,131	$(231)	45
Tax-exempt	82	(3)	26	97	(33)	9	179	(36)	35
Government—non-U.S.	479	(15)	60	—	—	—	479	(15)	60
U.S. corporate	4,774	(260)	707	663	(99)	82	5,437	(359)	789
Corporate—non-U.S.	3,005	(127)	379	287	(29)	34	3,292	(156)	413
Residential mortgage-backed	1,052	(55)	139	157	(19)	92	1,209	(74)	231
Commercial mortgage-backed	967	(42)	107	370	(23)	62	1,337	(65)	169
Other asset-backed	1,089	(17)	133	145	(40)	17	1,234	(57)	150

Subtotal, fixed maturity securities	12,244	(628)	1,583	2,054	(365)	309	14,298	(993)	1,892
Equity securities	95	(13)	41	—	—	—	95	(13)	41

Total for securities in an unrealized loss position	$12,339	$(641)	1,624	$2,054	$(365)	309	$14,393	$(1,006)	1,933

% Below cost—fixed maturity securities:
<20% Below cost	$12,009	$(547)	1,571	$1,575	$(163)	238	$13,584	$(710)	1,809
20%-50% Below cost	235	(81)	12	466	(187)	51	701	(268)	63
>50% Below cost	—	—	—	13	(15)	20	13	(15)	20

Total fixed maturity securities	12,244	(628)	1,583	2,054	(365)	309	14,298	(993)	1,892

% Below cost—equity securities:
<20% Below cost	87	(11)	40	—	—	—	87	(11)	40
20%-50% Below cost	8	(2)	1	—	—	—	8	(2)	1

Total equity securities	95	(13)	41	—	—	—	95	(13)	41

Total for securities in an unrealized loss position	$12,339	$(641)	1,624	$2,054	$(365)	309	$14,393	$(1,006)	1,933

Investment grade	$11,896	$(616)	1,515	$1,631	$(315)	208	$13,527	$(931)	1,723
Below investment grade (2)	443	(25)	109	423	(50)	101	866	(75)	210

Total for securities in an unrealized loss position	$12,339	$(641)	1,624	$2,054	$(365)	309	$14,393	$(1,006)	1,933

(1)	Amounts included $7 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $7 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2014 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,618	$2,640
Due after one year through five years	10,458	11,009
Due after five years through ten years	12,474	13,113
Due after ten years	20,778	23,864

Subtotal	46,328	50,626
Residential mortgage-backed	4,864	5,155
Commercial mortgage-backed	2,623	2,728
Other asset-backed	3,825	3,808

Total	$57,640	$62,317

As of September 30, 2014, $6,618 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2014, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 24%, 19% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of September 30, 2014, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,147	35%	$2,073	35%
Office	1,642	27	1,558	26
Industrial	1,606	26	1,581	27
Apartments	499	8	491	8
Mixed use/other	207	4	229	4

Subtotal	6,101	100%	5,932	100%

Allowance for losses	(24)		(33)

Total	$6,077		$5,899

	September 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,651	27%	$1,535	26%
Pacific	1,646	27	1,590	27
Middle Atlantic	835	14	828	14
Mountain	531	9	478	8
East North Central	392	6	404	7
West North Central	374	6	377	6
West South Central	267	5	241	4
New England	265	4	337	6
East South Central	140	2	142	2

Subtotal	6,101	100%	5,932	100%

Allowance for losses	(24)		(33)

Total	$6,077		$5,899

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$4	$4	$2,143	$2,147
Office	—	—	6	6	1,636	1,642
Industrial	—	—	18	18	1,588	1,606
Apartments	—	—	—	—	499	499
Mixed use/other	—	—	—	—	207	207

Total recorded investment	$—	$—	$28	$28	$6,073	$6,101

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2013
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$10	$10	$2,063	$2,073
Office	—	—	6	6	1,552	1,558
Industrial	2	2	16	20	1,561	1,581
Apartments	—	—	—	—	491	491
Mixed use/other	1	—	—	1	228	229

Total recorded investment	$3	$2	$32	$37	$5,895	$5,932

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

As of September 30, 2014 and December 31, 2013, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of September 30, 2014 and December 31, 2013.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of September 30, 2014, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, we modified or extended 19 and 33 commercial mortgage loans, respectively, with a total carrying value of $220 million and $165 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Allowance for credit losses:
Beginning balance	$27	$38	$33	$42
Charge-offs	—	(1)	(1)	(3)
Recoveries	—	—	—	—
Provision	(3)	(1)	(8)	(3)

Ending balance	$24	$36	$24	$36

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$24	$36	$24	$36

Recorded investment:
Ending balance	$6,101	$5,893	$6,101	$5,893

Ending balance of individually impaired loans	$17	$2	$17	$2

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,084	$5,891	$6,084	$5,891

As of September 30, 2014, we had individually impaired commercial mortgage loans included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million, charge-offs of $1 million and an average recorded investment of $15 million. As of September 30, 2014 and December 31, 2013, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $2 million, an unpaid principal balance of $3 million, charge-offs of $1 million, which were recorded in the second quarter of 2013, and an average recorded investment of $2 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2014
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$669	$382	$996	$88	$12	$2,147
Office	400	266	787	131	58	1,642
Industrial	447	333	709	86	31	1,606
Apartments	216	77	183	8	15	499
Mixed use/other	51	43	107	6	—	207

Total recorded investment	$1,783	$1,101	$2,782	$319	$116	$6,101

% of total	29%	18%	46%	5%	2%	100%

Weighted-average debt service coverage ratio	2.08	1.74	1.58	1.00	0.73	1.71

(1)	Included $17 million of impaired loans, $6 million of loans past due and not individually impaired and $93 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 130%.

	December 31, 2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$596	$336	$1,024	$95	$22	$2,073
Office	397	191	716	191	63	1,558
Industrial	430	237	748	146	20	1,581
Apartments	201	86	176	27	1	491
Mixed use/other	71	36	110	12	—	229

Total recorded investment	$1,695	$886	$2,774	$471	$106	$5,932

% of total	28%	15%	47%	8%	2%	100%

Weighted-average debt service coverage ratio	2.14	1.79	1.66	1.03	0.63	1.75

(1)	Included $2 million of impaired loans, $5 million of loans past due and not individually impaired and $99 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 119%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2014
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$96	$300	$469	$897	$385	$2,147
Office	116	173	212	754	380	1,635
Industrial	170	102	271	783	280	1,606
Apartments	2	30	114	209	144	499
Mixed use/other	6	2	34	119	46	207

Total recorded investment	$390	$607	$1,100	$2,762	$1,235	$6,094

% of total	6%	10%	18%	46%	20%	100%

Weighted-average loan-to-value	79%	65%	63%	60%	44%	59%

	December 31, 2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$106	$314	$374	$779	$399	$1,972
Office	131	181	225	637	376	1,550
Industrial	195	100	270	721	295	1,581
Apartments	3	31	107	187	163	491
Mixed use/other	16	9	32	106	66	229

Total recorded investment	$451	$635	$1,008	$2,430	$1,299	$5,823

% of total	8%	11%	17%	42%	22%	100%

Weighted-average loan-to-value	80%	68%	63%	60%	43%	59%

As of September 30, 2014 and December 31, 2013, we had floating rate commercial mortgage loans of $7 million and $109 million, respectively.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities and the changes in fair value for these securities are recorded in current period income (loss). The trading securities comprise asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2014	December 31, 2013	Balance sheet classification	September 30, 2014	December 31, 2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$253	$121	Other liabilities	$33	$569
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	70	60
Foreign currency swaps	Other invested assets	4	4	Other liabilities	—	2
Forward bond purchase commitments	Other invested assets	5	—	Other liabilities	—	13

Total cash flow hedges		262	125		103	644

Fair value hedges:
Interest rate swaps	Other invested assets	—	1	Other liabilities	—	—

Total fair value hedges		—	1		—	—

Total derivatives designated as hedges		262	126		103	644

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	373	314	Other liabilities	96	6
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	22	16
Foreign currency swaps	Other invested assets	—	—	Other liabilities	3	—
Credit default swaps	Other invested assets	5	11	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	19	32
Equity index options	Other invested assets	11	12	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	5	—	Other liabilities	—	1
Other foreign currency contracts	Other invested assets	8	8	Other liabilities	8	4
GMWB embedded derivatives	Reinsurance recoverable (1)	8	(1)	Policyholder account balances (2)	218	96
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	246	143
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	3	—

Total derivatives not designated as hedges		410	344		615	298

Total derivatives		$672	$470		$718	$942

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	September 30, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(597)	$13,329
Inflation indexed swaps	Notional	561	15	(3)	573
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(189)	48

Total cash flow hedges		14,759	15	(789)	13,985

Fair value hedges:
Interest rate swaps	Notional	6	—	(1)	5

Total fair value hedges		6	—	(1)	5

Total derivatives designated as hedges		14,765	15	(790)	13,990

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	253	(6)	5,069
Interest rate swaps related to securitization entities	Notional	91	—	(10)	81
Credit default swaps	Notional	639	5	—	644
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	777	439	(394)	822
Financial futures	Notional	1,260	4,299	(4,226)	1,333
Equity return swaps	Notional	110	223	(223)	110
Foreign currency swaps	Notional	—	104	—	104
Other foreign currency contracts	Notional	487	677	(786)	378

Total derivatives not designated as hedges		8,498	6,000	(5,645)	8,853

Total derivatives		$23,263	$6,015	$(6,435)	$22,843

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	September 30, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(1,541)	40,504
Fixed index annuity embedded derivatives	Policies	7,705	3,767	(110)	11,362
Indexed universal life embedded derivatives	Policies	29	228	—	257

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$151	$17	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging liabilities	(8)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	20	(3)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	4	—	Net investment income	—	Net investment gains (losses)

Total	$169	$14		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2013:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(199)	$15	Net investment income	$(2)	Net investment gains (losses)
Interest rate swaps hedging liabilities	9	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(2)	(3)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	(11)	—	Net investment income	—	Net investment gains (losses)

Total	$(204)	$12		$(2)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$723	$45	Net investment income	$9	Net investment gains (losses)
Interest rate swaps hedging liabilities	(42)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(10)	(11)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	32	—	Net investment income	—	Net investment gains (losses)

Total	$705	$35		$9

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

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

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2014	2013
Derivatives qualifying as effective accounting hedges as of July 1	$1,652	$1,581
Current period increases (decreases) in fair value, net of deferred taxes of $(59) and $73	110	(131)
Reclassification to net (income) loss, net of deferred taxes of $5 and $4	(9)	(8)

Derivatives qualifying as effective accounting hedges as of September 30	$1,753	$1,442

	Nine months ended September 30,
(Amounts in millions)	2014	2013
Derivatives qualifying as effective accounting hedges as of January 1	$1,319	$1,909
Current period increases (decreases) in fair value, net of deferred taxes of $(248) and $244	457	(446)
Reclassification to net (income) loss, net of deferred taxes of $12 and $10	(23)	(21)

Derivatives qualifying as effective accounting hedges as of September 30	$1,753	$1,442

The total of derivatives designated as cash flow hedges of $1,753 million, net of taxes, recorded in stockholders’ equity as of September 30, 2014 is expected to be reclassified to net income (loss) in the future,

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $51 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. No amounts were reclassified to net income (loss) during the three or nine months ended September 30, 2014 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the three months ended September 30, 2014 and 2013.

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the nine months ended September 30, 2014. The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the nine months ended September 30, 2013:

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2014	2013
Interest rate swaps	$(3)	$(3)	Net investment gains (losses)
Interest rate swaps related to securitization entities	1	(1)	Net investment gains (losses)
Credit default swaps	—	4	Net investment gains (losses)
Credit default swaps related to securitization entities	(2)	24	Net investment gains (losses)
Equity index options	(1)	(13)	Net investment gains (losses)
Financial futures	22	(28)	Net investment gains (losses)
Equity return swaps	6	(18)	Net investment gains (losses)
Other foreign currency contracts	5	(2)	Net investment gains (losses)
Foreign currency swaps	(4)	—	Net investment gains (losses)
GMWB embedded derivatives	(58)	46	Net investment gains (losses)
Fixed index annuity embedded derivatives	(7)	(3)	Net investment gains (losses)

Total derivatives not designated as hedges	$(41)	$6

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2014	2013
Interest rate swaps	$(8)	$(8)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(5)	8	Net investment gains (losses)
Credit default swaps	—	10	Net investment gains (losses)
Credit default swaps related to securitization entities	16	49	Net investment gains (losses)
Equity index options	(19)	(31)	Net investment gains (losses)
Financial futures	66	(181)	Net investment gains (losses)
Equity return swaps	1	(27)	Net investment gains (losses)
Other foreign currency contracts	(6)	1	Net investment gains (losses)
Foreign currency swaps	(3)	—	Net investment gains (losses)
GMWB embedded derivatives	(87)	191	Net investment gains (losses)
Fixed index annuity embedded derivatives	(19)	(7)	Net investment gains (losses)

Total derivatives not designated as hedges	$(64)	$5

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

The following tables present additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2014
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Over collateralization	Net amount
(Amounts in millions)				Financial instruments (3)	Collateral pledged/ received
Derivative assets (1)	$707	$—	$707	$(166)	$(521)	$5	$25
Derivative liabilities (2)	236	—	236	(166)	(77)	9	2

Net derivatives	$471	$—	$471	$—	$(444)	$(4)	$23

(1)	Included $43 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $26 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset in the balance sheet		Over collateralization	Net amount
(Amounts in millions)				Financial instruments (3)	Collateral pledged/ received
Derivative assets (1)	$496	$—	$496	$(286)	$(199)	$16	$27
Derivative liabilities (2)	662	—	662	(286)	(394)	23	5

Net derivatives	$(166)	$—	$(166)	$—	$195	$(7)	$22

(1)	Included $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives.
(2)	Included $7 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of September 30, 2014 and December 31, 2013, we could have been allowed to claim or required to disburse up to the net amounts shown in the last column of the charts above. The charts above exclude embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2014			December 31, 2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	1	—	39	1	—

Total credit default swaps on single name reference entities	$39	$1	$—	$39	$1	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2014			December 31, 2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$2	$—	$100	$3	$—
9% - 12% matures in less than one year (2)	250	2	—	—	—	—
9% - 12% matures after one year through five years (2)	—	—	—	250	5	—
10% - 15% matures in less than one year (3)	250	—	—	250	2	—

Total credit default swap index tranches	600	4	—	600	10	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (4)	12	—	—	12	—	1
Portion backing our interest maturing 2017 (5)	300	—	19	300	—	31

Total customized credit default swap index tranches related to securitization entities	312	—	19	312	—	32

Total credit default swaps on index tranches	$912	$4	$19	$912	$10	$32

(1)	The current attachment/detachment as of September 30, 2014 and December 31, 2013 was 7% – 15%.
(2)	The current attachment/detachment as of September 30, 2014 and December 31, 2013 was 9% – 12%.
(3)	The current attachment/detachment as of September 30, 2014 and December 31, 2013 was 10% – 15%.
(4)	Original notional value was $39 million.
(5)	Original notional value was $300 million.

(6) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents,

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2014
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,077	$6,438	$—	$—	$6,438
Restricted commercial mortgage loans		(1)	209	234	—	—	234
Other invested assets		(1)	252	264	—	178	86
Liabilities:
Long-term borrowings		(1)	4,662	5,111	—	4,983	128
Non-recourse funding obligations		(1)	2,010	1,445	—	—	1,445
Borrowings related to securitization entities		(1)	142	154	—	154	—
Investment contracts		(1)	17,376	17,887	—	7	17,880
Other firm commitments:
Commitments to fund limited partnerships	49		—	—	—	—	—
Ordinary course of business lending commitments	112		—	—	—	—	—

	December 31, 2013
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$5,899	$6,137	$—	$—	$6,137
Restricted commercial mortgage loans		(1)	233	258	—	—	258
Other invested assets		(1)	307	311	—	221	90
Liabilities:
Long-term borrowings		(1)	5,161	5,590	—	5,460	130
Non-recourse funding obligations		(1)	2,038	1,459	—	—	1,459
Borrowings related to securitization entities		(1)	167	182	—	182	—
Investment contracts		(1)	17,330	17,827	—	86	17,741
Other firm commitments:
Commitments to fund limited partnerships	65		—	—	—	—	—
Ordinary course of business lending commitments	138		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

For private fixed maturity securities, we utilize an internal model to determine fair value and utilize public bond spreads by sector, rating and maturity to develop the market rate that would be utilized for a similar public bond. We then add an additional premium, which represents an unobservable input, to the public bond spread to

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. In certain instances, we utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. To evaluate the reasonableness of the internal model, we review a sample of private fixed maturity securities each month. In that review we compare the modeled prices to the prices of similar public securities in conjunction with analysis on current market indicators. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating and public bond spread as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities.

For broker quotes, we consider the valuation methodology utilized by the third party and analyze a sample each month to assess reasonableness given then current market conditions. As the valuation typically includes significant unobservable inputs, we classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2014 and December 31, 2013, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $66 million and $46 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,642	$—	$5,638	$4
Tax-exempt	356	—	356	—
Government—non-U.S.	2,035	—	2,028	7
U.S. corporate	26,956	—	24,464	2,492
Corporate—non-U.S.	15,637	—	13,767	1,870
Residential mortgage-backed	5,155	—	5,073	82
Commercial mortgage-backed	2,728	—	2,723	5
Other asset-backed	3,808	—	2,396	1,412

Total fixed maturity securities	62,317	—	56,445	5,872

Equity securities	313	237	10	66

Other invested assets:
Trading securities	226	—	226	—
Derivative assets:
Interest rate swaps	626	—	626	—
Foreign currency swaps	4	—	4	—
Credit default swaps	5	—	1	4
Equity index options	11	—	—	11
Equity return swaps	5	—	5	—
Forward bond purchase commitments	5	—	5	—
Other foreign currency contracts	8	—	8	—

Total derivative assets	664	—	649	15

Securities lending collateral	339	—	339	—
Derivatives counterparty collateral	109	—	109	—

Total other invested assets	1,338	—	1,323	15

Restricted other invested assets related to securitization entities	404	—	180	224
Reinsurance recoverable (1)	8	—	—	8
Separate account assets	9,420	9,420	—	—

Total assets	$73,800	$9,657	$57,958	$6,185

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$218	$—	$—	$218
Fixed index annuity embedded derivatives	246	—	—	246
Indexed universal life embedded derivatives	3	—	—	3

Total policyholder account balances	467	—	—	467

Derivative liabilities:
Interest rate swaps	129	—	129	—
Interest rate swaps related to securitization entities	22	—	22	—
Inflation indexed swaps	70	—	70	—
Foreign currency swaps	3	—	3	—
Credit default swaps related to securitization entities	19	—	—	19
Other foreign currency contracts	8	—	8	—

Total derivative liabilities	251	—	232	19

Borrowings related to securitization entities	83	—	—	83

Total liabilities	$801	$—	$232	$569

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2014	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Government—non-U.S.	25	—	—	—	—	—	(2)	—	(16)	7	—
U.S. corporate (1)	2,423	11	(16)	55	—	—	(108)	127	—	2,492	—
Corporate—non-U.S.	1,854	1	(6)	61	—	—	(53)	42	(29)	1,870	—
Residential mortgage-backed	73	—	(3)	16	—	—	(3)	—	(1)	82	—
Commercial mortgage- backed	5	—	(1)	—	—	—	—	1	—	5	—
Other asset-backed (1)	1,268	1	2	66	(10)	—	(48)	134	(1)	1,412	—

Total fixed maturity securities	5,652	13	(24)	198	(10)	—	(214)	304	(47)	5,872	—

Equity securities	67	—	—	—	(1)	—	—	—	—	66	—

Other invested assets:
Trading securities	31	—	—	—	—	—	—	—	(31)	—	—
Derivative assets:
Credit default swaps	6	—	—	—	—	—	(2)	—	—	4	—
Equity index options	4	(1)	—	8	—	—	—	—	—	11	—

Total derivative assets	10	(1)	—	8	—	—	(2)	—	—	15	—

Total other invested assets	41	(1)	—	8	—	—	(2)	—	(31)	15	—

Restricted other invested assets related to securitization entities	224	(1)	—	1	—	—	—	—	—	224	(1)
Reinsurance recoverable (2)	3	5	—	—	—	—	—	—	—	8	5

Total Level 3 assets	$5,987	$16	$(24)	$207	$(11)	$—	$(216)	$304	$(78)	$6,185	$4

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2013	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5	$—
Government—non-U.S.	8	—	—	—	—	—	(1)	—	—	7	—
U.S. corporate (1)	2,459	5	(3)	17	(10)	—	(83)	33	(87)	2,331	4
Corporate—non-U.S. (1)	1,846	1	(9)	25	(14)	—	(42)	76	—	1,883	1
Residential mortgage-backed	116	(7)	8	—	(1)	—	(5)	14	—	125	—
Commercial mortgage- backed	13	(1)	—	—	—	—	(6)	2	(2)	6	(1)
Other asset-backed (1)	1,021	1	(7)	50	—	—	(18)	59	(9)	1,097	1

Total fixed maturity securities	5,468	(1)	(11)	92	(25)	—	(155)	184	(98)	5,454	5

Equity securities	88	—	1	—	(4)	—	—	—	—	85	—

Other invested assets:
Trading securities	34	—	—	—	—	—	—	—	—	34	—
Derivative assets:
Credit default swaps	6	4	—	—	—	—	(2)	—	—	8	3
Equity index options	13	(13)	—	6	—	—	—	—	—	6	(14)
Other foreign currency contracts	—	(1)	—	4	—	—	—	—	—	3	(1)

Total derivative assets	19	(10)	—	10	—	—	(2)	—	—	17	(12)

Total other invested assets	53	(10)	—	10	—	—	(2)	—	—	51	(12)

Restricted other invested assets related to securitization entities	193	—	—	—	—	—	—	19	—	212	—
Reinsurance recoverable (2)	3	(1)	—	—	—	1	—	—	—	3	(1)

Total Level 3 assets	$5,805	$(12)	$(10)	$102	$(29)	$1	$(157)	$203	$(98)	$5,805	$(8)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate, private fixed rate corporate—non-U.S. and structured securities. For private fixed rate U.S. corporate and corporate—non-U.S. securities, the transfers into and out of Level 3 resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
Government—non-U.S.	23	—	—	3	—	—	(3)	—	(16)	7	—
U.S. corporate (1)	2,400	22	53	200	(39)	—	(208)	228	(164)	2,492	12
Corporate—non-U.S.	1,819	3	42	229	(76)	—	(143)	57	(61)	1,870	2
Residential mortgage- backed	105	—	(1)	16	(23)	—	(8)	24	(31)	82	—
Commercial mortgage- backed	6	—	2	—	—	—	(2)	7	(8)	5	—
Other asset-backed (1)	1,166	4	9	277	(15)	—	(126)	192	(95)	1,412	1

Total fixed maturity securities	5,524	29	105	725	(153)	—	(491)	508	(375)	5,872	15

Equity securities	78	—	—	—	(12)	—	—	—	—	66	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	(31)	—	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(6)	—	—	4	—
Equity index options	12	(19)	—	18	—	—	—	—	—	11	(18)
Other foreign currency contracts	3	(2)	—	—	(1)	—	—	—	—	—	—

Total derivative assets	25	(21)	—	18	(1)	—	(6)	—	—	15	(18)

Total other invested assets	59	(21)	—	18	(1)	—	(9)	—	(31)	15	(18)

Restricted other invested assets related to securitization entities	211	12	—	1	—	—	—	—	—	224	12
Reinsurance recoverable (2)	(1)	7	—	—	—	2	—	—	—	8	7

Total Level 3 assets	$5,871	$27	$105	$744	$(166)	$2	$(500)	$508	$(406)	$6,185	$16

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2013	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
Government—non-U.S.	9	—	—	—	—	—	(2)	—	—	7	—
U.S. corporate (1)	2,683	13	(34)	110	(131)	—	(319)	145	(136)	2,331	8
Corporate—non-U.S. (1)	1,983	2	(37)	94	(33)	—	(149)	76	(53)	1,883	2
Residential mortgage-backed	157	(9)	9	—	(6)	—	(24)	14	(16)	125	—
Commercial mortgage-backed	35	(5)	(1)	—	—	—	(32)	11	(2)	6	(4)
Other asset-backed (1)	864	4	8	174	(44)	—	(89)	189	(9)	1,097	4

Total fixed maturity securities	5,740	5	(55)	378	(214)	—	(619)	435	(216)	5,454	10

Equity securities	99	2	—	1	(17)	—	—	—	—	85	—

Other invested assets:
Trading securities	76	7	—	—	(40)	—	(9)	—	—	34	2
Derivative assets:
Interest rate swaps	2	(1)	—	—	—	—	(1)	—	—	—	(1)
Credit default swaps	7	8	—	—	—	—	(7)	—	—	8	6
Equity index options	25	(30)	—	20	—	—	(9)	—	—	6	(30)
Other foreign currency contracts	—	(1)	—	4	—	—	—	—	—	3	(1)

Total derivative assets	34	(24)	—	24	—	—	(17)	—	—	17	(26)

Total other invested assets	110	(17)	—	24	(40)	—	(26)	—	—	51	(24)

Restricted other invested assets related to securitization entities	194	(1)	—	—	—	—	—	19	—	212	(1)
Other assets (2)	9	—	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (3)	10	(9)	—	—	—	2	—	—	—	3	(9)

Total Level 3 assets	$6,162	$(20)	$(55)	$403	$(271)	$2	$(654)	$454	$(216)	$5,805	$(24)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate, private fixed rate corporate—non-U.S. securities and structured securities. For private fixed rate U.S. corporate and corporate—non-U.S. securities, the transfers into and out of Level 3 resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. For structured securities, the transfers into and out of Level 3 were attributable to the changes in the observability of inputs used in the valuation as a result of liquidity or marketability of certain instruments that had a significant impact on the primary pricing source used to value the instruments.
(2)	Represents contingent receivables associated with recent business dispositions.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$13	$8	$34	$28
Net investment gains (losses)	3	(20)	(7)	(48)

Total	$16	$(12)	$27	$(20)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$1	$8	$18	$25
Net investment gains (losses)	3	(16)	(2)	(49)

Total	$4	$(8)	$16	$(24)

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2014	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$146	$63	$—	$—	$—	$9	$—	$—	$—	$218	$63
Fixed index annuity embedded derivatives	219	7	—	—	—	21	(1)	—	—	246	7
Indexed universal life embedded derivatives	2	—	—	—	—	1	—	—	—	3	—

Total policyholder account balances	367	70	—	—	—	31	(1)	—	—	467	70

Derivative liabilities:
Credit default swaps related to securitization entities	16	2	—	1	—	—	—	—	—	19	2

Total derivative liabilities	16	2	—	1	—	—	—	—	—	19	2

Borrowings related to securitization entities	83	—	—	—	—	—	—	—	—	83	—

Total Level 3 liabilities	$466	$72	$—	$1	$—	$31	$(1)	$—	$—	$569	$72

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of July 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2013	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$215	$(47)	$—	$—	$—	$9	$—	$—	$—	$177	$(47)
Fixed index annuity embedded derivatives	44	3	—	—	—	36	—	—	—	83	3

Total policyholder account balances	259	(44)	—	—	—	45	—	—	—	260	(44)

Derivative liabilities:
Credit default swaps related to securitization entities	80	(23)	—	2	—	—	—	—	—	59	(23)
Equity index options	1	—	—	—	—	—	(1)	—	—	—	—
Other foreign currency contracts	—	—	—	3	—	—	—	—	—	3	—

Total derivative liabilities	81	(23)	—	5	—	—	(1)	—	—	62	(23)

Borrowings related to securitization entities	74	(1)	—	—	—	—	—	—	—	73	(1)

Total Level 3 liabilities	$414	$(68)	$—	$5	$—	$45	$(1)	$—	$—	$395	$(68)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$94	$—	$—	$—	$28	$—	$—	$—	$218	$96
Fixed index annuity embedded derivatives	143	19	—	—	—	86	(2)	—	—	246	19
Indexed universal life embedded derivatives	—	—	—	—	—	3	—	—	—	3	—

Total policyholder account balances	239	113	—	—	—	117	(2)	—	—	467	115

Derivative liabilities:
Credit default swaps related to securitization entities	32	(16)	—	3	—	—	—	—	—	19	(16)
Other foreign currency contracts	1	1	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	33	(15)	—	3	(2)	—	—	—	—	19	(16)

Borrowings related to securitization entities	75	8	—	—	—	—	—	—	—	83	8

Total Level 3 liabilities	$347	$106	$—	$3	$(2)	$117	$(2)	$—	$—	$569	$107

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2013	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(200)	$—	$—	$—	$27	$—	$—	$—	$177	$(198)
Fixed index annuity embedded derivatives	27	7	—	—	—	49	—	—	—	83	7

Total policyholder account balances	377	(193)	—	—	—	76	—	—	—	260	(191)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities	104	(49)	—	4	—	—	—	—	—	59	(49)
Equity index options	—	1	—	—	—	—	(1)	—	—	—	1
Other foreign currency contracts	—	—	—	3	—	—	—	—	—	3	—

Total derivative liabilities	105	(49)	—	7	—	—	(1)	—	—	62	(49)

Borrowings related to securitization entities	62	11	—	—	—	—	—	—	—	73	11

Total Level 3 liabilities	$544	$(231)	$—	$7	$—	$76	$(1)	$—	$—	$395	$(229)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	72	(68)	106	(231)

Total	$72	$(68)	$106	$(231)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	72	(68)	107	(229)

Total	$72	$(68)	$107	$(229)

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2014:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Internal models	$2,264	Credit spreads	65bps - 465bps (168bps)
Corporate—non-U.S.	Internal models	1,739	Credit spreads	68bps - 247bps (132bps)
Derivative assets:
Credit default swaps	Discounted cash flows	4	Credit spreads	8bps - 32bps (14bps)
Equity index options	Discounted cash flows	11	Equity index volatility	13% - 23% (20%)
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	— % - 98%
			Lapse rate	— % - 15%
			Non-performance risk (credit spreads)	35bps - 85bps (69bps)
GMWB embedded derivatives (1)	Stochastic cash flow model	218	Equity index volatility	16% - 24% (20%)
Fixed index annuity embedded derivatives	Option budget method	246	Expected future interest credited	— % - 3% (2%)
Indexed universal life embedded derivatives	Option budget method	3	Expected future interest credited	3% - 8% (5%)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Commitments and Contingencies

(a) Litigation and Regulatory Matters

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.

In August 2014, Genworth Financial, Inc., its current chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit seeks unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al, was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same security law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. The United States District Court for the Eastern District of Virginia has not yet designated a Lead Plaintiff. We intend to vigorously defend this action.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. We intend to vigorously defend this action.

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

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices, which settlement took effect in the second quarter of 2014. As a result, the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices were dismissed in the third quarter of 2014. In October 2014, the parties executed a definitive settlement agreement to settle all remaining claims in the arbitrations. Implementation of the settlement to resolve the remaining claims is subject to the consent of the government-sponsored enterprises (“GSEs”). The settlement provides that our U.S. mortgage insurance subsidiaries will remit a portion of the previously curtailed claim amounts to Bank of America, N.A. and will agree to certain limits on future curtailment activity for loans that are part of the settlement. Once the consents of the GSEs are obtained, which is anticipated to occur prior to the end of the first half of 2015, the parties will move to dismiss all remaining matters in the arbitration.

In addition to the negotiated settlement with Bank of America, N.A. discussed above, we engage from time to time in discussions with other lenders and servicers over disputed loss mitigation activities. During the third quarter of 2014, we engaged in discussions with another servicer in an effort to resolve a pending dispute that does not currently involve any formal legal proceeding. We have recorded an aggregate increase in our claim reserves for our U.S. mortgage insurance business of $53 million principally to provide for the anticipated financial impact in connection with the settlement of the Bank of America, N.A. arbitration discussed above, as well as the other dispute. The ultimate cost of resolving the other dispute (and the remaining claims involving Bank of America, N.A. in the event the settlement is not approved by the GSEs) may be higher than the amounts we have currently reserved for these matters.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurers and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. On June 26, 2014, the court in the Hill action granted our motion for summary judgment. In July 2014, the Hill plaintiffs filed a notice of appeal with the Third Circuit Court of Appeals. In the Riddle case, in November 2013, the United States District Court for the Eastern District of Pennsylvania granted our motion for summary judgment dismissing the case. Plaintiffs appealed this dismissal. In October 2014, the Third Circuit Court of Appeals upheld the dismissal of the Riddle action. We intend to vigorously defend the remaining actions.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. In light of the inherent uncertainties involved in these matters, except as disclosed above, no amounts have been accrued, nor are we able to provide an estimate or range of possible losses related to these matters.

(b) Commitments

As of September 30, 2014, we were committed to fund $49 million in limited partnership investments, $109 million in U.S. commercial mortgage loans and $3 million in private placement investments.

(8) Borrowings and Other Financings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	September 30, 2014	December 31, 2013
5.75% Senior Notes, due 2014 (1)	$—	$485
4.59% Senior Notes, due 2015 (2)	—	141
8.625% Senior Notes, due 2016 (1)	300	300
6.52% Senior Notes, due 2018 (1)	600	600
5.68% Senior Notes, due 2020 (2)	245	258
7.70% Senior Notes, due 2020 (1)	400	400
7.20% Senior Notes, due 2021 (1)	399	399
7.625% Senior Notes, due 2021 (1)	758	759
Floating Rate Junior Notes, due 2021 (3)	123	125
4.90% Senior Notes, due 2023 (1)	399	399
4.24% Senior Notes, due 2024 (2)	143	—
4.80% Senior Notes, due 2024 (1)	400	400
6.50% Senior Notes, due 2034 (1)	297	297
6.15% Junior Notes, due 2066	598	598

Total	$4,662	$5,161

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”).
(3)	Subordinated floating rate notes issued by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2014		2013		2014		2013
Pre-tax income (loss)	$(972)		$251		$(353)		$735

Statutory U.S. federal income tax rate	$(340)	35.0%	$88	35.0%	$(124)	35.0%	$257	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(3)	0.3	2	0.9	(2)	0.6	8	1.1
Benefit on tax favored investments	(1)	0.1	(6)	(2.4)	(3)	0.8	(9)	(1.2)
Effect of foreign operations	(5)	0.5	(17)	(6.6)	(46)	13.1	(40)	(5.4)
Non-deductible expenses	—	—	1	0.5	1	(0.4)	3	0.4
Valuation allowance	—	—	15	5.8	(1)	0.4	15	2.0
Non-deductible goodwill	163	(16.7)	—	—	163	(46.1)	—	—
Stock-based compensation	—	—	20	8.0	8	(2.2)	20	2.7
Other, net	1	(0.2)	2	0.6	(9)	2.5	—	—

Effective rate	$(185)	19.0%	$105	41.8%	$(13)	3.7%	$254	34.6%

For the three months ended September 30, 2014, the decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the current year. The decrease in the effective tax rate was also attributable mainly to two specific items from the prior year: additional tax expense related to non-deductible stock compensation expense as a result of cancellations as well as a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that was no longer expected to be realized.

For the nine months ended September 30, 2014, the decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the current year.

(10) Segment Information

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the third quarter of 2014, we recorded goodwill impairments of $350 million, net of taxes, in our life insurance business and $167 million, net of taxes, in our long-term care insurance business.

The following transactions were excluded from net operating income (loss) for the periods presented as they related to the loss on the early extinguishment of debt. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. In the third quarter of 2013, we paid a make-whole expense of approximately $20 million, net of taxes, related to the early redemption of Genworth Holdings’ notes that were scheduled to mature in 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Revenues:
U.S. Life Insurance segment:
Life insurance	$510	$492	$1,494	$1,488
Long-term care insurance	879	846	2,607	2,447
Fixed annuities	277	249	791	776

U.S. Life Insurance segment’s revenues	1,666	1,587	4,892	4,711

International Mortgage Insurance segment:
Canada	163	190	511	576
Australia	136	131	401	418
Other Countries	10	8	25	29

International Mortgage Insurance segment’s revenues	309	329	937	1,023

U.S. Mortgage Insurance segment’s revenues	165	156	476	461

International Protection segment’s revenues	214	187	644	594

Runoff segment’s revenues	53	73	215	185

Corporate and Other’s revenues	(3)	(15)	(23)	17

Total revenues	$2,404	$2,317	$7,141	$6,991

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
U.S. Life Insurance segment:
Life insurance	$13	$54	$73	$117
Long-term care insurance	(361)	41	(309)	87
Fixed annuities	26	16	77	71

U.S. Life Insurance segment’s net operating income (loss)	(322)	111	(159)	275

International Mortgage Insurance segment:
Canada	46	41	134	126
Australia	48	61	167	162
Other Countries	(7)	(12)	(18)	(28)

International Mortgage Insurance segment’s net operating income	87	90	283	260

U.S. Mortgage Insurance segment’s net operating income (loss)	(2)	(3)	70	31

International Protection segment’s net operating income	3	4	12	11

Runoff segment’s net operating income	5	25	32	47

Corporate and Other’s net operating loss	(88)	(88)	(203)	(201)

Net operating income (loss)	(317)	139	35	423
Net investment gains (losses), net	(10)	(13)	—	(26)
Goodwill impairment, net	(517)	—	(517)	—
Gains (losses) on early extinguishment of debt, net	—	(20)	(2)	(20)
Expenses related to restructuring, net	—	—	—	(13)
Income (loss) from discontinued operations, net of taxes	—	2	—	(12)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(844)	108	(484)	352
Add: net income attributable to noncontrolling interests	57	40	144	117

Net income (loss)	$(787)	$148	$(340)	$469

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2014	December 31, 2013
Assets:
U.S. Life Insurance	$81,614	$77,261
International Mortgage Insurance	9,223	9,194
U.S. Mortgage Insurance	2,322	2,361
International Protection	1,943	2,061
Runoff	13,152	14,062
Corporate and Other	2,260	3,106

Total assets	$110,514	$108,045

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated OCI, net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2014	$2,128	$1,652	$381	$4,161
OCI before reclassifications	(63)	110	(379)	(332)
Amounts reclassified from (to) OCI	(4)	(9)	—	(13)

Current period OCI	(67)	101	(379)	(345)

Balances as of September 30, 2014 before noncontrolling interests	2,061	1,753	2	3,816

Less: change in OCI attributable to noncontrolling interests	(6)	—	(112)	(118)

Balances as of September 30, 2014	$2,067	$1,753	$114	$3,934

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2013	$1,294	$1,581	$267	$3,142
OCI before reclassifications	(197)	(131)	144	(184)
Amounts reclassified from (to) OCI	11	(8)	—	3

Current period OCI	(186)	(139)	144	(181)

Balances as of September 30, 2013 before noncontrolling interests	1,108	1,442	411	2,961

Less: change in OCI attributable to noncontrolling interests	(1)	—	23	22

Balances as of September 30, 2013	$1,109	$1,442	$388	$2,939

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	1,186	457	(252)	1,391
Amounts reclassified from (to) OCI	(7)	(23)	—	(30)

Current period OCI	1,179	434	(252)	1,361

Balances as of September 30, 2014 before noncontrolling interests	2,105	1,753	45	3,903

Less: change in OCI attributable to noncontrolling interests	38	—	(69)	(31)

Balances as of September 30, 2014	$2,067	$1,753	$114	$3,934

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(1,586)	(446)	(313)	(2,345)
Amounts reclassified from (to) OCI	19	(21)	—	(2)

Current period OCI	(1,567)	(467)	(313)	(2,347)

Balances as of September 30, 2013 before noncontrolling interests	1,071	1,442	342	2,855

Less: change in OCI attributable to noncontrolling interests	(38)	—	(46)	(84)

Balances as of September 30, 2013	$1,109	$1,442	$388	$2,939

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $6 million and $26 million, respectively, net of taxes of $1 million and $13 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2014 and 2013. Amount also included taxes of $35 million and $50 million, respectively, related to foreign currency translation adjustments as of September 30, 2014 and 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(6)	$17	$(11)	$29	Net investment (gains) losses
Provision for income taxes	2	(6)	4	(10)	Provision for income taxes

Total	$(4)	$11	$(7)	$19

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(17)	$(15)	$(45)	$(34)	Net investment income
Interest rate swaps hedging assets	—	—	—	(1)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	—	(1)	(1)	Interest expense
Inflation indexed swaps	3	3	11	5	Net investment income
Provision for income taxes	5	4	12	10	Provision for income taxes

Total	$(9)	$(8)	$(23)	$(21)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2014	2013
Beginning balance	$7,204	$7,509
Less reinsurance recoverables	(1,835)	(1,722)

Net beginning balance	5,369	5,787

Incurred related to insured events of:
Current year (1)	2,524	2,386
Prior years (2)	629	(74)

Total incurred	3,153	2,312

Paid related to insured events of:
Current year	(864)	(765)
Prior years	(1,782)	(1,974)

Total paid	(2,646)	(2,739)

Interest on liability for policy and contract claims	138	132
Foreign currency translation	(26)	(23)

Net ending balance	5,988	5,469
Add reinsurance recoverables	1,999	1,802

Ending balance	$7,987	$7,271

(1)	For the nine months ended September 30, 2014, current year reserves related to our U.S. Mortgage Insurance segment were reduced by loss mitigation activities of $26 million related to workouts, loan modifications and pre-sales. For the nine months ended September 30, 2013, current year reserves related to our U.S. Mortgage Insurance segment were reduced by loss mitigation activities of $31 million related to workouts, loan modifications and pre-sales.
(2)	Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses in prior year reserves of $257 million for the nine months ended September 30, 2014, including $250 million related to workouts, loan modifications and pre-sales, and $7 million related to rescissions, net of reinstatements of $1 million. Loss mitigation actions related to prior year delinquencies resulted in a reduction of expected losses in prior year reserves of $408 million for the nine months ended September 30, 2013, including $398 million related to workouts, loan modifications and pre-sales, and $10 million related to rescissions, net of reinstatements of $11 million.

We establish reserves for the ultimate cost of settling claims on reported and unreported insured events that have occurred on or before the respective reporting period. These liabilities are associated primarily with our mortgage, long-term care and lifestyle protection insurance products and represent our best estimates of the liabilities at the time based on known facts, trends and other external factors, including, economic conditions, housing prices, employment rates, mortality, morbidity and medical costs.

While the liability for policy and contract claims represents our current best estimates, there may be future adjustments to these amounts based on information not presently known. Such adjustments, reflecting any variety

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of new and adverse or favorable trends, could possibly be significant, exceeding the currently recorded reserves by an amount that could be material to our results of operations, financial condition and liquidity.

Long-term care insurance

As of September 30, 2014, the liability for policy and contract claims, before reinsurance, of our long-term care insurance business increased to $6,011 million from $4,999 million as of December 31, 2013 largely as a result of a $604 million increase primarily related to the completion of a comprehensive review of our long-term care insurance claim reserves conducted over the past few months. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claims reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. In conducting the review, we increased the population of claims reviewed, utilizing more of our recent data. During the third quarter of 2014, we also recorded a $61 million unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option. This error arose prior to 2011 and was not material to earnings in any interim or annual period. The remaining increase was also attributable to aging and growth of the in-force block and higher frequency of new claims in the current year.

Incurred losses in our long-term care insurance business increased $772 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 largely as a result of a $531 million increase in claim reserves, net of reinsurance, primarily related to changes in assumptions and methodologies discussed above. During the third quarter of 2014, we also recorded a $54 million, net of reinsurance, unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to aging and growth of the in-force block and higher severity and frequency of new claims in the current year.

Our long-term care insurance business had higher paid claims of $79 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 principally from aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims in the current year.

U.S. mortgage insurance

As of September 30, 2014, the liability for policy and contract claims, before reinsurance, of our U.S. Mortgage Insurance segment decreased to $1,239 million from $1,482 million as of December 31, 2013 predominantly from a decline in new delinquencies, as well as lower reserves on new delinquencies, partially offset by an aggregate increase in our claim reserves in the current year in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities.

Our U.S. Mortgage Insurance segment also experienced lower incurred losses of $38 million compared to the nine months ended September 30, 2013 mostly related a decline in new delinquencies, as well as lower reserves on new delinquencies. These decreases were partially offset by an aggregate increase in our claim reserves in the current year of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities.

Paid claims decreased $207 million in our U.S. Mortgage Insurance segment primarily related to lower delinquencies and the overall improvement in the net cures and aging of existing delinquencies, partially offset by lower loss mitigation savings in the current year.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Life insurance

As of September 30, 2014, the liability for policy and contract claims, before reinsurance, of our life insurance business increased to $226 million from $188 million as of December 31, 2013 primarily from unfavorable mortality due to higher severity and frequency of claims in the current year. Our life insurance business also experienced higher incurred losses and paid claims, which increased $171 million and $145 million, respectively, compared to the nine months ended September 30, 2013 largely from unfavorable mortality in the current year.

International mortgage insurance

As of September 30, 2014, the liability for policy and contract claims, before reinsurance, of our International Mortgage Insurance segment decreased to $355 million from $378 million as of December 31, 2013 largely from lower incurred losses of $102 million compared to the nine months ended September 30, 2013. This decrease was mainly driven by improvements in Canada and Australia primarily as a result of the favorable aging of delinquencies and lower severity of claims in the current year.

During the nine months ended September 30, 2014, our International Mortgage Insurance segment paid lower claims of $137 million compared to the nine months ended September 30, 2013 principally related to lower delinquencies in Canada and Australia and lower severity of settled claims in Australia in the current year.

Prior year incurred reserve development

In 2014, we increased claim reserves related to insured events for prior years by $629 million as a result of changes in estimates related to prior year insured events and the development of information not previously known when establishing the reserves in prior periods.

Of this amount, we increased prior year claim reserves related to our long-term care insurance business by $653 million from $4,999 million as of December 31, 2013. The increase was largely related to higher claim reserves based on the completion of a comprehensive review of our long-term care insurance claim reserves conducted over the past few months and an unfavorable correction as discussed above.

We increased prior year claim reserves related to our U.S. Mortgage Insurance segment by $23 million from $1,482 million as of December 31, 2013 primarily related to $53 million of charges in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities, partially offset by a decline in new delinquencies and lower reserves on new delinquencies in the current year.

These increases in prior year claim reserves were partially offset by reduced prior year claim reserves in our International Mortgage Insurance segment which decreased $55 million from $378 million as of December 31, 2013 largely related to favorable aging of delinquencies in the current year.

For our other businesses, the remaining unfavorable development of $8 million during the nine months ended September 30, 2014 related to refinements to our estimates as part of our reserving process on both reported and unreported insured events occurring in the prior year that were not significant.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Noncontrolling Interests

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

The net proceeds of the offering were used by Genworth Australia to repay a portion of certain intercompany funding arrangements with our subsidiaries and those funds were then distributed to Genworth Holdings. The gross proceeds of the offering (before payment of fees and expenses) were approximately $541 million. Fees and expenses in connection with the offering were approximately $27 million, including approximately $3 million paid in 2013.

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

(Amounts in millions)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(844)	$(484)
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Australia to noncontrolling interests	—	(145)

Net transfers to noncontrolling interests	—	(145)

Change from net loss available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(844)	$(629)

(14) Goodwill

During the third quarter of 2014, we completed our annual goodwill impairment analysis as of July 1, 2014. As a result of this analysis, we determined fair value was lower than book value for our life and long-term care insurance reporting units. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination with the amount of goodwill being established representing the “implied goodwill” amount that is recoverable. If this “implied goodwill” exceeds the reporting unit’s recorded goodwill balance, goodwill is deemed recoverable.

During the third quarter of 2014, in connection with our strategic planning process and in light of new leadership within our U.S. Life Insurance Division, we revisited our prior strategy of focusing on term life insurance, given the capital-intensive nature of the product and our revised capital plan. We are in the process of transitioning to higher return permanent products, including universal life insurance, indexed universal life insurance and linked-benefit products, and expect sales growth to occur over time. Given this transition, our annual sales projections included in the determination of fair value for our life insurance reporting unit were significantly lower than sales levels expected in prior year’s goodwill testing analysis. This shift in new business mix to a relatively lower volume of sales that we expect to increase over time resulted in a decrease in new business value that caused the fair value of the life insurance reporting unit to be below its book value with the amount of implied

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

goodwill being lower than the recorded goodwill balance. Based on the fair value of projected new business for our life insurance reporting unit, we recorded a goodwill impairment of $350 million during the third quarter of 2014, with the remaining goodwill balance of $145 million deemed recoverable based on our determination of implied goodwill.

For the first half of 2014, overall market sales for the long-term care insurance industry declined approximately 30% as compared to the same period last year. During the third quarter of 2014, we introduced a new long-term care insurance product with higher premiums and lower maximum benefits, and anticipate that it will take time for this new product to gain momentum in our distribution channels. Given these trends, our annual sales projections included in our determination of fair value for our long-term care insurance reporting unit were lower than the prior year’s goodwill testing analysis. In addition, our projection of new business includes a higher expected use of reinsurance and a change related to expected claims costs that resulted in a decrease in value compared to the prior year’s goodwill testing valuation. The impact of these assumptions on our sales projections caused the fair value of our long-term care insurance reporting unit to be below its book value with the amount of implied goodwill being lower than the recorded goodwill balance. Based on the fair value of projected new business for our long-term care insurance reporting unit, we recorded a goodwill impairment of $200 million during the third quarter of 2014, with the remaining goodwill balance of $154 million deemed recoverable based on our determination of implied goodwill.

(15) Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Financial also provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. Genworth Holdings is a direct, 100% owned subsidiary of Genworth Financial.

The following condensed consolidating financial information of Genworth Financial and its direct and indirect subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial information of Regulation S-X. The condensed consolidating financial information has been prepared as if the guarantee had been in place during the periods presented herein.

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2014 and December 31, 2013, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidating cash flow statement information for the nine months ended September 30, 2014 and 2013.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$151	$62,366	$(200)	$62,317
Equity securities available-for-sale, at fair value	—	—	313	—	313
Commercial mortgage loans	—	—	6,077	—	6,077
Restricted commercial mortgage loans related to securitization entities	—	—	209	—	209
Policy loans	—	—	1,512	—	1,512
Other invested assets	—	14	2,268	(1)	2,281
Restricted other invested assets related to securitization entities, at fair value	—	—	404	—	404
Investments in subsidiaries	15,156	15,273	—	(30,429)	—

Total investments	15,156	15,438	73,149	(30,630)	73,113

Cash and cash equivalents	—	988	2,489	—	3,477
Accrued investment income	—	—	719	—	719
Deferred acquisition costs	—	—	5,085	—	5,085
Intangible assets	—	—	300	—	300
Goodwill	—	—	316	—	316
Reinsurance recoverable	—	—	17,374	—	17,374
Other assets	—	194	518	(2)	710
Intercompany notes receivable	—	263	384	(647)	—
Separate account assets	—	—	9,420	—	9,420

Total assets	$15,156	$16,883	$109,754	$(31,279)	$110,514

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$34,697	$—	$34,697
Policyholder account balances	—	—	25,827	—	25,827
Liability for policy and contract claims	—	—	7,987	—	7,987
Unearned premiums	—	—	4,085	—	4,085
Other liabilities	(10)	276	3,341	(2)	3,605
Intercompany notes payable	1	584	262	(847)	—
Borrowings related to securitization entities	—	—	225	—	225
Non-recourse funding obligations	—	—	2,010	—	2,010
Long-term borrowings	—	4,151	511	—	4,662
Deferred tax liability	—	(950)	1,825	—	875
Separate account liabilities	—	—	9,420	—	9,420

Total liabilities	(9)	4,061	90,190	(849)	93,393

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,991	9,162	17,079	(26,241)	11,991
Accumulated other comprehensive income (loss)	3,934	3,913	3,930	(7,843)	3,934
Retained earnings	1,939	(253)	(3,406)	3,659	1,939
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,165	12,822	17,603	(30,425)	15,165
Noncontrolling interests	—	—	1,961	(5)	1,956

Total stockholders’ equity	15,165	12,822	19,564	(30,430)	17,121

Total liabilities and stockholders’ equity	$15,156	$16,883	$109,754	$(31,279)	$110,514

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,395	$—	$1,395
Net investment income	(1)	—	810	(4)	805
Net investment gains (losses)	—	9	(36)	—	(27)
Insurance and investment product fees and other	—	—	231	—	231

Total revenues	(1)	9	2,400	(4)	2,404

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,986	—	1,986
Interest credited	—	—	185	—	185
Acquisition and operating expenses, net of deferrals	5	—	393	—	398
Amortization of deferred acquisition costs and intangibles	—	—	143	—	143
Goodwill impairment	—	—	550	—	550
Interest expense	—	77	41	(4)	114

Total benefits and expenses	5	77	3,298	(4)	3,376

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(6)	(68)	(898)	—	(972)
Provision (benefit) for income taxes	8	(16)	(177)	—	(185)
Equity in income (loss) of subsidiaries	(830)	(785)	—	1,615	—

Income (loss) from continuing operations	(844)	(837)	(721)	1,615	(787)
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	(844)	(837)	(721)	1,615	(787)
Less: net income attributable to noncontrolling interests	—	—	57	—	57

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(844)	$(837)	$(778)	$1,615	$(844)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,291	$—	$1,291
Net investment income	—	—	804	(3)	801
Net investment gains (losses)	—	(4)	(19)	—	(23)
Insurance and investment product fees and other	—	—	249	(1)	248

Total revenues	—	(4)	2,325	(4)	2,317

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,169	—	1,169
Interest credited	—	—	184	—	184
Acquisition and operating expenses, net of deferrals	8	31	368	—	407
Amortization of deferred acquisition costs and intangibles	—	—	182	—	182
Interest expense	—	82	46	(4)	124

Total benefits and expenses	8	113	1,949	(4)	2,066

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(8)	(117)	376	—	251
Provision (benefit) for income taxes	44	(39)	100	—	105
Equity in income of subsidiaries	160	251	—	(411)	—

Income from continuing operations	108	173	276	(411)	146
Income (loss) from discontinued operations, net of taxes	—	(15)	17	—	2

Net income	108	158	293	(411)	148
Less: net income attributable to noncontrolling interests	—	—	40	—	40

Net income available to Genworth Financial, Inc.’s common stockholders	$108	$158	$253	$(411)	$108

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,045	$—	$4,045
Net investment income	(1)	—	2,435	(11)	2,423
Net investment gains (losses)	—	—	(10)	—	(10)
Insurance and investment product fees and other	—	(3)	687	(1)	683

Total revenues	(1)	(3)	7,157	(12)	7,141

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,436	—	4,436
Interest credited	—	—	552	—	552
Acquisition and operating expenses, net of deferrals	15	—	1,165	—	1,180
Amortization of deferred acquisition costs and intangibles	—	—	415	—	415
Goodwill impairment	—	—	550	—	550
Interest expense	—	244	129	(12)	361

Total benefits and expenses	15	244	7,247	(12)	7,494

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16)	(247)	(90)	—	(353)
Provision (benefit) for income taxes	13	(80)	58	(4)	(13)
Equity in income (loss) of subsidiaries	(455)	(389)	—	844	—

Income (loss) from continuing operations	(484)	(556)	(148)	848	(340)
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	(484)	(556)	(148)	848	(340)
Less: net income attributable to noncontrolling interests	—	—	144	—	144

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(484)	$(556)	$(292)	$848	$(484)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,838	$—	$3,838
Net investment income	(1)	1	2,446	(10)	2,436
Net investment gains (losses)	—	(1)	(62)	—	(63)
Insurance and investment product fees and other	—	—	784	(4)	780

Total revenues	(1)	—	7,006	(14)	6,991

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,639	—	3,639
Interest credited	—	—	552	—	552
Acquisition and operating expenses, net of deferrals	18	32	1,203	—	1,253
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Interest expense	—	241	144	(14)	371

Total benefits and expenses	18	273	5,979	(14)	6,256

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(19)	(273)	1,027	—	735
Provision (benefit) for income taxes	39	(92)	307	—	254
Equity in income of subsidiaries	410	567	—	(977)	—

Income from continuing operations	352	386	720	(977)	481
Income (loss) from discontinued operations, net of taxes	—	(29)	17	—	(12)

Net income	352	357	737	(977)	469
Less: net income attributable to noncontrolling interests	—	—	117	—	117

Net income available to Genworth Financial, Inc.’s common stockholders	$352	$357	$620	$(977)	$352

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(844)	$(837)	$(721)	$1,615	$(787)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(62)	(60)	(67)	121	(68)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	2	1	(3)	1
Derivatives qualifying as hedges	101	101	105	(206)	101
Foreign currency translation and other adjustments	(267)	(229)	(379)	496	(379)

Total other comprehensive income (loss)	(227)	(186)	(340)	408	(345)

Total comprehensive income (loss)	(1,071)	(1,023)	(1,061)	2,023	(1,132)
Less: comprehensive income attributable to noncontrolling interests	—	—	(61)	—	(61)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,071)	$(1,023)	$(1,000)	$2,023	$(1,071)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$108	$158	$293	$(411)	$148
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(190)	(183)	(195)	377	(191)
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	5	5	(10)	5
Derivatives qualifying as hedges	(139)	(139)	(144)	283	(139)
Foreign currency translation and other adjustments	121	102	143	(222)	144

Total other comprehensive income (loss)	(203)	(215)	(191)	428	(181)

Total comprehensive income (loss)	(95)	(57)	102	17	(33)
Less: comprehensive income attributable to noncontrolling interests	—	—	62	—	62

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(95)	$(57)	$40	$17	$(95)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(484)	$(556)	$(148)	$848	$(340)
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,155	1,129	1,171	(2,284)	1,171
Net unrealized gains (losses) on other-than-temporarily impaired securities	8	9	8	(17)	8
Derivatives qualifying as hedges	434	434	460	(894)	434
Foreign currency translation and other adjustments	(148)	(109)	(252)	257	(252)

Total other comprehensive income (loss)	1,449	1,463	1,387	(2,938)	1,361

Total comprehensive income (loss)	965	907	1,239	(2,090)	1,021
Less: comprehensive income attributable to noncontrolling interests	—	—	56	—	56

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$965	$907	$1,183	$(2,090)	$965

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$352	$357	$737	$(977)	$469
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,586)	(1,546)	(1,624)	3,132	(1,624)
Net unrealized gains (losses) on other-than-temporarily impaired securities	57	57	57	(114)	57
Derivatives qualifying as hedges	(467)	(467)	(484)	951	(467)
Foreign currency translation and other adjustments	(267)	(256)	(313)	523	(313)

Total other comprehensive income (loss)	(2,263)	(2,212)	(2,364)	4,492	(2,347)

Total comprehensive income (loss)	(1,911)	(1,855)	(1,627)	3,515	(1,878)
Less: comprehensive income attributable to noncontrolling interests	—	—	33	—	33

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,911)	$(1,855)	$(1,660)	$3,515	$(1,911)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(484)	$(556)	$(148)	$848	$(340)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	455	389	—	(844)	—
Dividends from subsidiaries	—	563	(563)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(87)	—	(87)
Net investment losses (gains)	—	—	10	—	10
Charges assessed to policyholders	—	—	(580)	—	(580)
Acquisition costs deferred	—	—	(356)	—	(356)
Amortization of deferred acquisition costs and intangibles	—	—	415	—	415
Goodwill impairment	—	—	550	—	550
Deferred income taxes	25	(137)	(78)	(4)	(194)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	110	—	110
Stock-based compensation expense	15	—	6	—	21
Change in certain assets and liabilities:
Accrued investment income and other assets	(2)	44	(210)	(4)	(172)
Insurance reserves	—	—	1,769	—	1,769
Current tax liabilities	(16)	(37)	(134)	—	(187)
Other liabilities and other policy-related balances	12	51	115	3	181

Net cash from operating activities	5	317	819	(1)	1,140

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,775	—	3,775
Commercial mortgage loans	—	—	528	—	528
Restricted commercial mortgage loans related to securitization entities	—	—	24	—	24
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,745	—	1,745
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,464)	—	(7,464)
Commercial mortgage loans	—	—	(709)	—	(709)
Other invested assets, net	—	—	86	1	87
Policy loans, net	—	—	11	—	11
Intercompany notes receivable	8	(15)	9	(2)	—
Capital contributions to subsidiaries	(12)	—	12	—	—

Net cash from investing activities	(4)	(15)	(1,983)	(1)	(2,003)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,201	—	2,201
Withdrawals from universal life and investment contracts	—	—	(1,950)	—	(1,950)
Redemption and repurchase of non-recourse funding obligations	—	—	(28)	—	(28)
Proceeds from the issuance of long-term debt	—	—	144	—	144
Repayment and repurchase of long-term debt	—	(485)	(136)	—	(621)
Repayment of borrowings related to securitization entities	—	—	(24)	—	(24)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	517	—	517
Dividends paid to noncontrolling interests	—	—	(46)	—	(46)
Proceeds from intercompany notes payable	1	(17)	14	2	—
Other, net	(2)	(31)	(11)	—	(44)

Net cash from financing activities	(1)	(533)	681	2	149

Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)

Net change in cash and cash equivalents	—	(231)	(506)	—	(737)
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	$—	$988	$2,489	$—	$3,477

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$352	$357	$737	$(977)	$469
Less loss from discontinued operations, net of taxes	—	29	(17)	—	12
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(410)	(567)	—	977	—
Dividends from subsidiaries	135	230	(365)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	(1)	(63)	—	(64)
Net investment losses (gains)	—	1	62	—	63
Charges assessed to policyholders	—	—	(612)	—	(612)
Acquisition costs deferred	—	—	(332)	—	(332)
Amortization of deferred acquisition costs and intangibles	—	—	441	—	441
Deferred income taxes	41	(70)	(91)	—	(120)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	(15)	—	(15)
Stock-based compensation expense	18	—	9	—	27
Change in certain assets and liabilities:
Accrued investment income and other assets	4	61	(127)	(4)	(66)
Insurance reserves	—	—	1,679	—	1,679
Current tax liabilities	(2)	(8)	252	—	242
Other liabilities and other policy-related balances	4	80	(787)	4	(699)
Cash from operating activities—discontinued operations	—	—	68	—	68

Net cash from operating activities	142	112	839	—	1,093

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,046	—	4,046
Commercial mortgage loans	—	—	686	—	686
Restricted commercial mortgage loans related to securitization entities	—	—	51	—	51
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	3,056	—	3,056
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,872)	—	(7,872)
Commercial mortgage loans	—	—	(667)	—	(667)
Other invested assets, net	—	—	80	—	80
Policy loans, net	—	—	(7)	—	(7)
Intercompany notes receivable	(11)	6	96	(91)	—
Capital contributions to subsidiaries	(131)	(22)	153	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	345	25	—	370
Cash from investing activities—discontinued operations	—	(30)	—	—	(30)

Net cash from investing activities	(142)	299	(353)	(91)	(287)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,979	—	1,979
Withdrawals from universal life and investment contracts	—	—	(2,613)	—	(2,613)
Redemption and repurchase of non-recourse funding obligations	—	—	(20)	—	(20)
Proceeds from the issuance of long-term debt	—	397	—	—	397
Repayment and repurchase of long-term debt	—	(365)	—	—	(365)
Repayment of borrowings related to securitization entities	—	—	(51)	—	(51)
Repurchase of subsidiary shares	—	—	(43)	—	(43)
Dividends paid to noncontrolling interests	—	—	(39)	—	(39)
Proceeds from intercompany notes payable	—	(86)	(5)	91	—
Other, net	—	(36)	(17)	—	(53)
Cash from financing activities—discontinued operations	—	—	(3)	—	(3)

Net cash from financing activities	—	(90)	(812)	91	(811)

Effect of exchange rate changes on cash and cash equivalents	—	—	(94)	—	(94)

Net change in cash and cash equivalents	—	321	(420)	—	(99)
Cash and cash equivalents at beginning of period	—	843	2,810	—	3,653

Cash and cash equivalents at end of period	—	1,164	2,390	—	3,554
Less cash and cash equivalents of discontinued operations at end of period	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period	$—	$1,164	$2,390	$—	$3,554

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2013, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $1.0 billion to us in 2014 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $1.0 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2014 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of September 30, 2014, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.2 billion and $14.3 billion, respectively.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•

Risks relating to our businesses, including downturns and volatility in global economies and equity and credit markets; downgrades or potential downgrades, being placed on negative outlook or being put on review for potential downgrade of our financial strength or credit ratings; interest rate fluctuations and levels; adverse capital and credit market conditions; the valuation of fixed maturity, equity and trading securities; defaults or other events impacting the value of our fixed maturity securities portfolio; defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; the availability, affordability and adequacy of reinsurance to meet our needs; defaults by counterparties to reinsurance arrangements or derivative instruments; an adverse change in risk-based capital and other regulatory requirements; insufficiency of reserves and required increases to reserve liabilities (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with our active life margin review in the fourth quarter of 2014); legal and regulatory constraints on dividend distributions by our subsidiaries; competition, including from government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; loss of key distribution partners; regulatory restrictions on our operations and changes in applicable laws and regulations; legal or regulatory investigations or actions; the failure of or any compromise of the security of our computer systems and confidential information contained therein; the occurrence of natural or man-made disasters or a pandemic; the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act; ineffective or inadequate risk management program; changes in accounting and reporting standards; goodwill impairments; impairments of or valuation allowances against our deferred tax assets; significant deviations from our assumptions in our insurance policies and annuity contracts; accelerated amortization of deferred acquisition costs and present value of future profits (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with our active life margin review in the fourth quarter of 2014); our inability (including as a result of our failure to obtain any necessary regulatory approvals) to increase premiums on in-force and future long-term care insurance products (including any current rate actions and any future rate actions, such as rate actions resulting from any changes we may make to our assumptions, methodologies or otherwise in connection with our active life margin review in the fourth quarter of 2014) in a timely manner and sufficient amount; our inability to reflect future premium increases and other management actions in our active life margin calculation (including in connection with our active life margin review in the fourth quarter of 2014); our inability to successfully implement the management actions we have and are developing to offset adverse impacts resulting from our claim reserves review completed in the third quarter of 2014, our active life margin review being conducted in the fourth quarter of 2014 or otherwise; the failure of demand for life insurance, long-term care insurance and fixed annuity products to increase; the capital needs in our U.S. life insurance and U.S. mortgage insurance businesses being higher than we anticipate and our inability to increase our capital on the anticipated timetable and terms or at all, and with the anticipated benefits; medical advances, such as genetic research and diagnostic imaging, and related legislation; ability to continue to implement actions to mitigate the impact of statutory reserve requirements; political and economic instability or changes in government policies; fluctuations in foreign currency exchange rates and international securities markets; the significant portion of our international mortgage insurance risk in-force with high loan-to-value ratios; increases in U.S. mortgage insurance default rates; failure to meet, or have waived to the extent needed, our U.S. mortgage insurance subsidiaries’ minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders and investors and changes to the role or structure of Fannie Mae and Freddie Mac; inability to meet the proposed private mortgage insurance eligibility requirements (“PMIERs”) guidelines on the contemplated timetable with the contemplated funding (including (a) if reinsurance or similar transactions are not available due to adverse market conditions, costs and other terms of such transactions, the GSEs’ approach to and capital treatment for such transactions and the performance of our U.S. mortgage insurance business, among other factors, and (b) the capital required to meet the PMIERs guidelines and operate our business is higher than anticipated due to, among other things, (i) the PMIERs guidelines adopted differing materially from the current draft; (ii) the way the guidelines are applied and interpreted by the GSEs and the Federal Housing Finance Agency (“FHFA”); (iii) the future performance of the U.S. housing market; (iv) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (v) our projected overall financial performance, capital and liquidity levels being as anticipated); inability to realize the benefits of our rescissions and curtailments as anticipated; the extent to which loan modifications and other similar programs may provide benefits to us; deterioration in economic conditions or a decline in home prices in the United States; problems associated with foreclosure process defects in the United States that may defer claim payments; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; increases in the use of alternatives to private mortgage insurance in the United States and reductions by lenders in the level of coverage they select; the impact of the use of reinsurance with reinsurance companies affiliated with our U.S. mortgage lending customers; and potential liabilities in connection with our U.S. contract underwriting services;

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

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. While equity and credit markets generally improved during 2013, credit market volatility continued into 2014 and credit spreads generally widened for most fixed income asset classes in the third quarter of 2014, reversing the trend from the first half of 2014. The U.S. and several international financial markets have been impacted in 2014 by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Eastern Europe and the Middle East.

While the U.S. housing market continues to recover with home prices rising in a number of regions and cities, ongoing volatility in the U.S. economy continues to impact the rate of recovery in 2014. Unemployment and underemployment levels in the United States remained elevated in 2014; however, the September 2014 unemployment rate declined slightly from the June and March 2014 and December 2013 unemployment rates. We expect unemployment and underemployment levels in the United States to remain elevated relative to those levels prevailing before 2009 and gradually decrease over time. In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth and average home prices increased modestly during 2014. The unemployment rate in Canada decreased slightly during the third quarter of 2014 and remains near its lowest level since December 2008. In Australia, the overall housing market generally improved as modest economic growth and low interest rates persisted, coupled with average home prices increasing across most regions during the first three quarters of 2014. The unemployment rate in Australia increased slightly during 2014, remaining close to its highest level in three years and we expect to increase modestly from current levels in the near to mid-term. The Chinese economy had experienced significant growth over the past decade. This growth slowed during 2013 and into 2014 and the new Chinese administration began to implement economic and credit market reforms. Gross domestic product growth in China in 2014 was significantly lower than growth over the last decade with the slowest growth in the third quarter of 2014 in the past five years. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. Europe remained a challenging region with slow growth or a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy, in part as a result of actual or anticipated austerity measures, but certain areas within Europe have shown a modest level of improvement during the second half of 2013 and into the first three quarters of 2014. Additionally, Germany’s economy could be impacted by the ongoing conflict in the Ukraine and sanctions imposed on Russia, which could negatively impact other European markets. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

We manage our product offerings, liquidity, capital, investment and asset-liability management strategies to mitigate risk especially during periods of strained economic and financial market conditions. In addition, we continue to review our product and distribution management strategies to align with our strengths, profitability targets and risk tolerance.

Credit and investment markets. The Federal Reserve continued to reduce its asset purchases during the third quarter of 2014 to $15.0 billion per month in September through its Long-Term Securities Asset Purchases Program. With the Federal Reserve withdrawing stimulus and signaling the normalization of monetary policy, U.S. interest rates fluctuated and the yield curve flattened while interest rates outside of the United States generally continued to decline. The decline outside of the United States was driven primarily by global economic growth concerns, weakening economic performance in Europe and further easing measures initiated by the European Central Bank. Minutes from the September Federal Open Market Committee meeting revealed that Federal Reserve officials have become more concerned that weaker than expected growth in Europe, China and Japan coupled with the rising U.S. dollar could dampen domestic growth prospects. These concerns, combined with downward pressure on commodity prices and restrained wage growth, could contribute to the Federal Reserve further deferring the normalization of monetary policy. In late October 2014, the Federal Reserve announced the end of its asset purchase program.

Reversing the trend from the first half of 2014, credit spreads generally widened for most fixed income asset classes in the third quarter of 2014 from both concerns about potential rising U.S. interest rates that drove outflows in several asset sectors, notably U.S. high yield securities, and new issue supply in investment grade corporate securities, asset-backed securities and collateralized loan obligations that outpaced demand.

We recorded net other-than-temporary impairments of $9 million during the nine months ended September 30, 2014 compared to $22 million during the nine months ended September 30, 2013. We believe low impairments across all asset classes are attributed to prevailing stable macroeconomic conditions and good credit risk management. Declines in interest rates and credit spreads have increased the value of our investments and derivatives, resulting in increases in net unrealized investment gains on securities of $1,179 million and derivatives qualifying as hedges of $434 million in other comprehensive income (loss) for the nine months ended September 30, 2014. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

Looking ahead, while we view the current credit environment as stable and expect corporate defaults to remain relatively low, company-specific spread widening could occur in part from an environment in which companies have strong incentives to increase debt to improve shareholder returns. We believe the current credit environment provides us with opportunities to invest across a variety of asset classes, but we anticipate our returns will continue to be pressured primarily because of low interest rates. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

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

In 2013, we experienced favorable mortality results in our universal life, term universal life and term life insurance products as compared to priced for mortality assumptions. In the third quarter of 2014, we experienced unfavorable mortality results for our universal life and term life insurance products compared to the second quarter of 2014. Mortality levels may deviate each period from historical trends. As our 15-year term life insurance policies written in 1999 and 2000 approach their post-level guaranteed premium rate period, we have experienced lower persistency compared to pricing. Due to the relatively small number of policies currently approaching their post-level guaranteed premium rate period and the small difference between actual and priced for persistency, the impact on our financial statements has not been material. As more policies approach their post-level guaranteed premium rate period, we would expect amortization of deferred acquisition costs (“DAC”) to accelerate and reduce profitability in our term life insurance products if persistency is lower compared to pricing.

Life insurance sales increased 88% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 largely attributable to the relatively low sales in 2013 mainly driven by slow growth of the reintroduced term life insurance products, which we began offering in the fourth quarter of 2012. Sales of our term life insurance products increased from competitive pricing and improved service platforms. The business is transitioning to a broader set of competitive permanent life product offerings, including universal life insurance, indexed universal life insurance and linked-benefits, and growth in sales on these products is expected to continue; however, the increase in permanent life product sales is not expected to exceed the moderation of sales in our term life insurance products in the near term. Given this planned shift in new business mix to a relatively lower volume of sales that we expect to increase over time, we recorded a goodwill impairment of $350 million during the third quarter of 2014.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium rate guarantees and for certain universal life insurance policies with secondary guarantees. This increases the capital required to write these products. We have committed funding sources for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX. The National Association of Insurance Commissioners (“NAIC”) adopted revised statutory reserving requirements for new and in-force secondary guarantee universal life business subject to Actuarial Guideline 38 (“AG 38”) provisions, which became effective December 31, 2012. These requirements reflected an agreement reached and developed by a NAIC Joint Working Group which included regulators from several states, including New York. The financial impact related to the revised statutory reserving requirements on our in-force reserves subject to the new guidance was not significant as of December 31, 2012. On September 11, 2013, the New York Department of Financial Services (the “NYDFS”) announced that it no longer supported the agreement reached by the NAIC Working Group and that it would require New York licensed companies, including our New York domiciled insurance subsidiary, to use an alternative interpretation of AG 38 for universal life insurance products with secondary guarantees. We have been in discussions with the NYDFS about its alternative interpretation and recorded $80 million of additional statutory reserves as of December 31, 2013. We continue to work with the NYDFS to determine future impacts. The NYDFS has not finalized a permanent update to the regulation. Depending on the final regulation, our New York domiciled insurance subsidiary’s statutory reserves could increase significantly over time.

Uncertainties associated with our continued use of U.S.-domiciled captive life reinsurance subsidiaries are primarily related to potential regulatory changes. During 2012, the NAIC began a review of the insurance industry’s use of captive life reinsurance subsidiaries, specifically those used to refinance Regulations XXX and AG 38, and is considering changes to its model regulations. We are currently unable to predict the ultimate outcome of the NAIC’s review.

Although we do not believe it to be likely, and the conceptual framework currently being considered by the NAIC allows for their continued use, a potential outcome of the NAIC review is that the life insurance industry may find that continued use of captive life reinsurance subsidiaries is not cost effective. The expected effect of this framework would depend on the specific changes to state regulations that are adopted as a result of the NAIC review, including whether current captive life reinsurance structures would be allowed to continue in existence or, if not, the method and timing of their dissolution, as well as the cost and availability of alternative financing. At this time, given the uncertainty around these matters, we are unable to estimate the expected effects on our consolidated operations and financial position of any changes to the use of captive life reinsurance subsidiaries to finance statutory reserves subject to Regulations XXX, AXXX and AG 38 in the future. If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, and potential reductions in or discontinuance of new term life or universal life with secondary guarantees insurance sales, all of which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

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

During the second quarter of 2014, we experienced meaningful increases in adverse claims experience for our long-term care insurance products, resulting in significant deterioration in operating income. During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves conducted over the past few months. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. As a result of these changes, we increased our long-term care insurance claim reserves by $604 million, before reinsurance, during the third quarter of 2014. For a discussion of the actions we anticipate taking to address the increased capital needs of our U.S. life insurance business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulated insurance subsidiaries.” Due to the timing of the completion of the comprehensive review of our long-term care insurance claim reserves, and the complexity of the calculation of margins, we will review the applicability of any claim reserve assumptions and methodologies that changed during that review and incorporate them, as appropriate, as part of our margin review (also referred to as our “active life margin review”) that is expected to be completed during the fourth quarter of 2014.

The annual loss ratios of certain of our long-term care insurance policies have been increasing over the past several years. We experience volatility in our loss ratios on a quarterly basis, caused by variances in terminations, claim severity and changes in claim counts. Our rate actions may cause fluctuations in our loss ratios mainly when policyholders choose a reduced benefit option and reserves are adjusted during the period to reflect the policy modification. In addition, we periodically review our claim reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves, causing volatility in our operating results and loss ratios. Our loss ratio in the third quarter of 2014 was 173% and was significantly impacted by the results of our review of and changes to claim reserve assumptions and methodologies, and resulting increase in claim reserves. The increase in the claim reserves as a result of the review increased the loss ratio for our long-term care insurance business by 103 percentage points for the third quarter of 2014.

Our long-term care insurance sales decreased 37% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and increased 12% in the third quarter of 2014 from the second quarter of 2014. Our lower sales year over year in part reflected the impact of the overall long-term care insurance industry sales trends which were down in the first half of 2014 approximately 30% as compared to the same period last year as companies have left the market over time, have introduced price increases and product changes coupled with consumer concern tied to industry rate actions. In 2013, we took steps to improve our profit and risk profile with the introduction of a product that included gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. In addition, in the fourth quarter of 2013, we began filing for regulatory approval of a new product which gives consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. As of September 30, 2014, this new product had been filed in 50 states, approved in 47 states and was launched in 42 states on July 21, 2014. The increased sales quarter over quarter were related to higher sales of our older generation long-term care insurance products, in advance of our new product launch. In support of this product, we are investing in key distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products that we believe will help expand the long-term care insurance market over time and meet broader consumer needs. We expect sales to be lower in the fourth quarter of 2014 post the launch of the product in July 2014 but expect the actions we are taking to drive higher sales in 2015. Given the observed sales trends, and that our investment in key distribution and marketing initiatives are expected only to increase sales over time, and therefore, have not been included in our projections until we experience the benefits of those actions, we recorded a goodwill impairment of $200 million during the third quarter of 2014.

We also manage risk and limit capital allocated to our long-term care insurance business through utilization of internal and external reinsurance in the form of coinsurance. We have a portion of our long-term care insurance business reinsured internally by one of our Bermuda-domiciled captive life reinsurance subsidiaries. One of our strategic priorities is to evaluate whether to repatriate our long-term care insurance business from our Bermuda-domiciled captive into our U.S.-domiciled life insurance company in 2015. If we move forward, there will be no impact on our U.S. generally accepted accounting principles (“U.S. GAAP”) consolidated results of operations and financial condition as the financial impact of this reinsurance eliminates in consolidation, although we would anticipate an adverse impact on our U.S. life insurance company risk-based capital ratio, which would depend on the levels of capital in that company and in our Bermuda-domiciled captive at the time. In the first quarter of 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the product introduced in early 2013. In July 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the product launched in July 2014. External new business reinsurance levels vary and are dependent on a number of factors, including price, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium increases on our in-force liabilities; product refinements; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing effective investment strategies; enhancing our financial and actuarial resources and analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts have included evaluating the need for future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with an expectation of achieving an average premium increase in excess of 50% on three policy series of older generation policies and an average premium increase in excess of 25% on one earlier series of new generation policies. Subject to regulatory approval, this premium rate increase is expected to generate approximately $250 million to $300 million of additional annual premiums when fully implemented over the next several years. We also expect our reserve levels, and thus our expected profitability, to be impacted by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the three older generation policy series and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on one newer generation product which remains profitable but with returns lower than original expectations. As of October 31, 2014, the initial round of rate actions had been approved in 47 states. After refining our net premium projections, our estimate of the net premiums increase from these 47 initial state approvals is approximately $190 million to $200 million when fully implemented by 2017. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases ranging between 6% and 13% on more than $800 million in annualized in-force premiums on another series of new generation policies. As of October 31, 2014, we have received initial feedback from 30 states of which we received approvals in 22 states. We continue to pursue these rate increases in the states that have either not responded or initially denied our rate increase filings. The approval process for in-force rate increases and the amount and timing of the rate increases approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete. The premium rate increases on these policies will help offset higher than priced-for loss ratios, which have been caused by lower than anticipated lapse rates and higher frequency and severity of claims.

Continued low interest rates have also put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments have matured and been replaced with lower yielding investments. We seek to manage the impact of low interest rates through asset-liability management, hedging strategies for a portion of our long-term care insurance product cash flows and through premium rate increases.

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

In fixed annuities, sales may fluctuate as a result of consumer demand, competitor actions, changes in interest rates, credit spreads, relative pricing, return on capital decisions and our approach to managing risk. We monitor and change prices and crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. We have targeted distributors and producers and maintained sales capabilities that align with our strategy. We expect to continue to manage these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities. Equity market performance and volatility could result in additional gains or losses, although associated hedging activities are expected to mitigate these impacts.

Refinements of product offerings and related pricing, including ongoing evaluation of commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Sales of fixed annuities increased $241 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in sales was a function of increased penetration in the fixed indexed annuity market, higher overall interest rate environment in the current year compared to the first nine months of 2013, and relatively low sales in the first half of 2013 due to price competition. Sales of fixed annuities decreased $58 million during the third quarter of 2014 compared to the second quarter of 2014 mainly as a result of lower interest rates and increased competition.

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

Canada and Australia comprise approximately 98% of our international mortgage insurance primary risk in-force. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. During the first quarter of 2014, foreign currencies continued weakening against the U.S. dollar, which negatively impacted the underlying reported results of our international mortgage insurance business. However, during the second and third quarters of 2014, the Canadian dollar and the Australian dollar strengthened relative to the U.S. dollar compared to the first quarter of 2014 despite the strengthening of the U.S. dollar in September 2014. Any future movement in foreign exchange rates could impact future results.

In Canada, stable economic conditions have persisted with housing affordability benefiting from low interest rates and employment growth. The unemployment rate decreased slightly during the third quarter of 2014 and remains near its lowest level since December 2008. We expect the unemployment rate to stay near current levels in the near term. Additionally, average home prices have increased modestly during 2014 and we expect home prices to remain flat or increase modestly over the coming months, as a balanced housing market persists. However, some market observers have expressed concerns about the strength of the Canadian housing market, and we will continue to closely monitor the market. The Bank of Canada has maintained the overnight rate at 1.0% during recent years and we expect this rate to be maintained at or near this level through at least mid-2015.

We believe the favorable macroeconomic factors in Canada are supportive of a relatively stable housing market, including the high loan-to-value mortgage market. Going forward, we expect the growth rate of the high loan-to-value market to keep pace with growth in the overall housing resale market and home price appreciation. We expect that the 2014 residential mortgage insurance premium opportunity for high loan-to-value mortgages will be modestly higher than in 2013, in line with the expected increase in housing resale activity and an increase in mortgage insurance premium rates by an average of 15%, which became effective May 1, 2014 for new business. This is supported by the levels of flow new insurance written in the third quarter of 2014 as well as year to date in 2014.

In the 2013 federal budget, the Canadian government proposed to gradually limit the insurance of low loan-to-value mortgages to only those mortgages that will be used in the Canada Mortgage and Housing Corporation (“CMHC”) securitization programs. In addition, the Canadian government intends to prohibit the use of any taxpayer-backed insured mortgage, both high and low loan-to-value, as collateral in securitization vehicles that are not sponsored by CMHC. To complement these changes, the Canadian government passed amendments to the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) in the second quarter of 2014 that established the legislative structure for regulation to implement the proposed changes. It is difficult to determine the impact of the changes until all the related regulation has been introduced. We now anticipate the proposed regulation will be implemented in 2015.

Earned premiums in Canada continued to decline in 2014 compared to 2013 primarily due to the relatively smaller 2010 and subsequent blocks of business. During 2014, losses in Canada decreased from previous periods as the total number of delinquencies and the proportion of new higher severity delinquencies declined, and we continued to realize benefits from our loss mitigation activities. Losses decreased during the first half of 2014 due to fewer new delinquencies as a result of strong credit quality of recent books and a stable economic environment, and a lower average reserve per delinquency due to a higher proportion of delinquencies in provinces where severity has been lower and home prices have appreciated. During the third quarter of 2014, losses increased from the second quarter of 2014 due to a higher level of new delinquencies, net of cures, but were favorable compared to losses in the third quarter of 2013.

In Australia, the overall economy continued to expand during the first three quarters of 2014, though at a more modest pace than in prior years, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing activity improved primarily from sustained low interest rates. The unemployment rate increased slightly during 2014, remaining close to its highest level in three years and we expect it to increase modestly from current levels in the near to mid-term. During the first half of 2014, average home prices improved across most regions and during the third quarter of 2014 grew at the highest rate since early 2010. We expect average national home prices to increase modestly the remainder of 2014. During recent years, the Reserve Bank of Australia has gradually lowered the official cash rate to 2.50%, with the latest interest rate cut occurring in August 2013, as Australian and global economic conditions were somewhat weaker than expected. This historically low level of interest rates is now below the low point reached during the global financial crisis when rates were lowered to 3.00%. While we do not expect cash rates to be reduced from the current level in the near-term, the Reserve Bank of Australia has indicated that it will continue to monitor the outlook and adjust monetary policy as needed to support the broader economy.

Total mortgage market activity in Australia continued to improve during the first three quarters of 2014 as consumer confidence rose. Home price appreciation reduced housing affordability but demand for housing activity was driven by low interest rates, limited new supply and ongoing investor activity. This growth was also reflected in the higher loan-to-value mortgage origination market, as new flow insurance written is higher in the third quarter of 2014 compared to the second quarter of 2014 excluding foreign exchange fluctuations. Earned premiums in Australia increased during the first three quarters of 2014 (excluding foreign exchange impacts) as a result of higher written premiums and the seasoning of our in-force block of business.

The overall delinquency rate decreased from 2013 levels during the first three quarters of 2014. Losses as well as the level and number of paid claims continued to decline in the first three quarters of 2014 due to increased borrower sales activity as well as improved severity from the strong housing market, particularly in the states of New South Wales and Victoria.

On May 15, 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, priced its initial public offering (“IPO”) of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owns 66.2% of the ordinary shares of Genworth Australia. The third quarter of 2014 was the first full quarter reflecting a minority interest, which reduced net income by 33.8% for portions attributable to third parties.

The overall economic environment in Europe began recovering in the second quarter of 2013, but remains fragile as unemployment is hovering just below record highs and we expect future growth to be slow. As a result of the lingering economic recession, we have seen an elevated number of delinquencies and lower cures, most notably in Ireland, contributing to losses in our European mortgage insurance business. In Ireland, we experienced increased delinquencies and reserves at the beginning of 2013 but more recently have observed a moderate improvement primarily driven by our loss mitigation efforts and lower number of new delinquencies compared to 2013. In the fourth quarter of 2013, lender settlements, primarily in Ireland, reduced delinquencies by approximately 2,400 and the outstanding risk in-force in Ireland by approximately 50%. For the remainder of 2014, we expect to continue our strategy of only writing new business in Italy, Finland, Germany and the United Kingdom.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by the following factors: competitor actions; unemployment; underemployment; other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations, the inventory of unsold homes, lender modification and other servicing efforts; and resolution of pending or any future litigation among other items. The impact of prior years’ weakness and uncertainty in the domestic economy, related levels of unemployment and underemployment and resulting increase in foreclosures, the number of borrowers seeking loan modifications and the level of housing inventories with the related impact on home values, all combined to contribute adversely to the performance of our insured portfolio relating to our 2005 through 2008 book years. Going forward, we expect moderate economic growth characterized by ongoing modest improvement in home values coupled with an expectation that unemployment and underemployment levels will continue to gradually decrease over time. Our results are subject to the continued recovery of the U.S. housing market and the extent of seasonality that has been historically experienced in the second half of the year.

Prior to 2012, the convergence of a weak housing market, tightened lending standards, the lack of consumer confidence and the lack of liquidity in some mortgage securitization markets, along with volatility in mortgage interest rates, came together to drive a smaller mortgage origination market. During this same period, the private mortgage insurance penetration rate was driven down by growth in the Federal Housing Administration (“FHA”) originations, associated with multiple pricing, underwriting and loan size factors, and the negative impact of GSE guarantee fees and loan level pricing which made private mortgage insurance solutions less competitive with FHA solutions. Driven by lower interest rates and a strong refinancing market, the mortgage originations market recovered and strengthened during 2012 and 2013. During this same period, we have continued to benefit from an improved private mortgage market penetration rate as the private mortgage insurance industry became more competitive versus the FHA alternative that was driven in part by FHA price, risk management and cancelability actions. In the first quarter of 2014, mortgage originations were lower than those in the prior quarter as a result of expected seasonal trends, lower refinance activity and adverse weather conditions throughout much of the United States, while the private mortgage insurance penetration rate was flat quarter over quarter. In the second quarter, the mortgage originations market rebounded due to expected seasonal improvement and has remained strong through the third quarter. Purchase originations, which have grown faster than refinancing activities over this same period, have driven an increase in the private mortgage insurance penetration rate through the second and third quarters. As the mortgage originations market has moved from a higher level of refinancing activities to that of a higher purchase origination market, we continue to believe the private mortgage insurance industry is likely to regain market share over time absent any other market forces. While tightened credit standards for mortgage originations remain in place, we are seeing a modest easing of lender credit policy standards for loans that fall within our own credit guidelines. In December 2013, the acting director of the Federal Housing Finance Agency (“FHFA”) published a proposal to increase GSE loan fees. In January 2014, the newly appointed director of the FHFA suspended implementation of the proposed increases. FHFA subsequently published a request for input on a series of questions related to GSE fee policy and implementation. We responded by way of a comment letter to the FHFA’s request, which was due August 4, 2014. A final rule is still pending. Potential changes stemming from a FHFA review of proposed increases to existing GSE fees could have an impact on mortgage originations and on the competitiveness of private mortgage insurance versus that of FHA insurance.

In late 2013, we announced reduced pricing and expanded underwriting guidelines that are more in line with industry prices and guideline standards, which we believe over time will increase our competitiveness in the mortgage insurance market while maintaining what we believe will be a profitable book of business. As a result, our U.S. mortgage insurance market share has grown approximately two percentage points since the third quarter of 2013 driven in part by the impact of favorable pricing changes that went into effect over these periods and our differentiated service offering. Even though home affordability is above historical levels in certain regions of the United States, an ongoing rise in interest rates may slow the housing recovery. Conversely, rising interest rates slow down refinance activity levels which improve the persistency levels of our insured portfolio as fewer loans pay off and corresponding mortgage insurance coverage remains in force. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. As of September 30, 2014, loans modified through the Home Affordable Refinance Program (“HARP”), accounted for approximately $0.3 billion of insurance in the third quarter of 2014, and approximately $19.0 billion of insurance for the ever to-date period through September 30, 2014. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, these modified loans are expected to result in extended premium streams and a lower incidence of default. The government has recently extended HARP through the year ending December 31, 2016.

On July 10, 2014, the FHFA released publicly a draft of the revised PMIERs guidelines. These guidelines, as drafted, contemplate an effective date for compliance 180 days after the final publication date and final publication currently is anticipated to be on or about year-end 2014. In addition, the guidelines permit a transition period, subject to GSE approval, of two years from the publication date to meet the required capital levels. We provided comments on September 8, 2014 pursuant to the public request for input and we will continue to work with the FHFA and GSEs in an effort to have appropriate refinements made before the new guidelines are finalized.

We previously disclosed our preliminary estimates of the additional capital required to meet the PMIERs guidelines in their current form and operate our business as being between $450 million and $550 million as of June 30, 2015 and less than $175 million as of December 31, 2016. We now estimate that the amount of additional capital required to meet these guidelines and operate our business will be between $500 million and $700 million as of June 30, 2015. The revised estimate is a result of, among other factors, changes in our estimate of available assets and risk-based required assets as calculated under the PMIERs guidelines (the “PMIERs Net

Asset Requirements”) due to, among other things, the accrual recorded in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities and declines in the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business (primarily as a result of the impact of share price and foreign exchange movements on the value of those shares), as well as changes in calculations and our interpretation of the guidelines. Our estimate is based on the current draft guidelines as we understand them and is subject to change.

We are no longer estimating, and withdraw our prior estimate of, the amount of additional capital needed as of December 31, 2016 (the end of the proposed transition period for compliance) in order to meet these guidelines and operate our business, both because we intend to comply with the new PMIERs guidelines by June 30, 2015 (as explained below) and because of the increased uncertainties involved in providing an estimate for such an extended time period.

The amount of additional capital that will be required to meet the PMIERs Net Asset Requirements and operate our business is dependent upon, among other things, (i) the extent the final PMIERs guidelines as ultimately adopted differ materially from the current draft, including with respect to the amount and timing of additional capital requirements and the amount of capital credit provided to various types of assets; (ii) the way the guidelines are applied and interpreted by the GSEs and FHFA as and after they are implemented; (iii) the future performance of the U.S. housing market; (iv) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (v) our projected overall financial performance, capital and liquidity levels being as anticipated. As a result, the amount of required capital may vary significantly from the amounts currently anticipated.

We currently believe we have a variety of sources we could utilize to satisfy these capital requirements, and currently intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company, to satisfy them. Our use of reinsurance or similar transactions depends upon, among other things, the availability of the markets for these transactions, the costs and other terms of reinsurance or the other transactions, the GSEs’ approach to, and the capital treatment for, these reinsurance or the other transactions, the performance of the U.S. mortgage insurance business, and the absence of unforeseen developments. Another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings.

We currently intend that our U.S. mortgage insurance business will meet the additional capital requirements contained in the PMIERs guidelines by the anticipated effective date of June 30, 2015. We will seek to utilize the transition period provided for in the draft guidelines if we do not comply by the anticipated effective date (subject to GSE approval). We believe that our U.S. mortgage insurance business is well positioned to meet the draft version of the operational and financial requirements contained in the guidelines within the prescribed transition period and expect the business to maintain its strong presence in the private mortgage insurance market.

In December 2013, Genworth Holdings issued $400 million of senior notes in anticipation of increased capital requirements then expected to be imposed by the GSEs in connection with the revised PMIERs guidelines. Following the issuance of the senior notes in December 2013, Genworth Financial contributed $100 million of the proceeds to Genworth Mortgage Insurance Corporation (“GEMICO”), our primary U.S. mortgage insurance subsidiary, with an additional $300 million contributed to Genworth Mortgage Holdings, LLC, a U.S. mortgage holding company. In advance of the release of the draft PMIERs guidelines, in May 2014, we contributed the $300 million that was being held at the U.S. mortgage holding company to GEMICO.

As of September 30, 2014, reflecting the favorable impact of the above-referenced $300 million capital contribution in May 2014, GEMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GEMICO’s domestic insurance regulator, was approximately 14.8:1, compared with a risk-to-capital ratio of approximately 14.0:1 as of June 30, 2014. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. The NCDOI’s current regulatory framework by which GEMICO’s risk-to-capital ratio is calculated differs from the draft capital requirement methodology that is intended to be effective under the new PMIERs guidelines once those new regulations are implemented. GEMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GEMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses and these foregoing factors are inherently uncertain, require significant judgment and may change significantly over time.

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

Effective July 2013, Fannie Mae no longer purchases loans with down payments of less than 5% (subject to certain limited exceptions). Freddie Mac has had a similar policy in place since June 2011. We believe this has limited the demand for private mortgage insurance on loans with down payments below 3%. In addition, FHFA issued for comment a proposal to reduce GSE loan limits. Comments on that proposal were due in March 2014, to which we filed a comment letter response and to-date the FHFA has not yet issued a final determination. If implemented, lower loan limits could also limit demand for mortgage loans with private mortgage insurance coverage. In October 2014, U.S. federal regulators issued a notice of revised proposed rules to implement the credit risk retention provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The revised rules propose to define “qualified residential mortgages” to include low-down-payment mortgage loans, which is consistent with the definition of “qualified mortgages” that is already adopted by the Consumer Financial Protection Bureau (“CFPB”). This rule will have the effect of including many low-down-payment mortgage loans within the definition of qualified residential mortgage, which could increase the demand for mortgage loans with private mortgage insurance coverage. We also continue to believe that the mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA or the U.S. government impacting housing or housing finance policy, underwriting standards, loan limits or related reforms.

While we continue to experience an ongoing decrease in the level of new delinquencies, the performance of our portfolio continues to be adversely affected by our 2005 through 2008 book years, although we believe these loans peaked in their delinquency development during the first quarter of 2010. While this amount has declined from prior years, delinquencies for these book years continue as the principal source of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. While foreclosure starts continue at a pace higher than foreclosure start levels in periods before mid-2010, we are seeing a decline in the number of foreclosure starts currently, which we believe is in part a result of the implementation of a new CFPB mortgage servicing rule (the “CFPB Rule”) that requires lenders and servicers to defer foreclosure starts until a borrower is at least 120-days delinquent to permit possible loan modification or workout solutions. We believe the deferral of the foreclosure start date, coupled with the CFPB Rule’s early intervention provisions that require a lender or servicer to utilize good faith efforts to establish live contact with delinquent borrowers and provide written notice of available loss mitigation options, may result in additional loan workout or modification solutions that would ultimately reduce the number of foreclosure actions from these early stage delinquencies. In addition, we have seen differences in performance among loan servicers regarding the ability to modify loans and avoid foreclosure. Moreover, a lengthening of the foreclosure process itself particularly in judicial foreclosure states has led to increased claims expense relative to foreclosures conducted in the pre-financial crisis environment. Depending on how experience evolves, we may need to adjust our reserve frequency or severity assumptions that could either increase or decrease reserves over time as experience from these programs emerges.

Expanded efforts in the mortgage servicing market to modify loans and improved underwriting guidelines and mortgage servicing practices have combined to improve performance of our 2009 through 2013 book years compared with the performance of prior book years, coupled with the diminished impact of our 2005 through 2008 book years as those loans are resolved, resulted in continued reductions in overall delinquency levels through 2013 and through the first three quarters of 2014. While we continue to see benefits from loan modification actions on newer delinquencies within our portfolio, loan modification efforts have continued to remain more difficult to complete on the older delinquencies within our delinquent loan population. We have seen the older delinquencies within our portfolio continue to age through the first three quarters of 2014. Both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to meet the debt service on the mortgage loans going forward, we have seen the level of ongoing loan modification actions decline moderately during the period from 2011 through the third quarter of 2014 compared with the levels we experienced during preceding periods. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and because of the continuing aging of delinquencies. However, we further expect the rate at which we modify delinquent loans to remain steady as new programs take effect and the overall economy continues improving over time.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, resulted in an estimated reduction of expected losses of $283 million and $439 million, respectively, including $217 million and $263 million, respectively, from workouts and loan modifications during the nine months ended September 30, 2014 and 2013.

Since 2010, benefits from loss mitigation activities have shifted from rescissions to loan modification activities and reviews of loan servicing and claims administration compliance from which we expect a majority of our loss mitigation benefits to arise going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot give assurance on the extent or level at which such claim curtailments will continue. The settlement with Bank of America, N.A. and our discussion with another servicer to resolve a pending curtailment dispute is expected to reduce our claims curtailment levels prospectively. Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to result in fewer modifications as alternative programs have gained momentum. With lower benefits from government-sponsored programs and the impact from alternative programs to date, we have experienced higher levels of loss reserves and/or paid claims. The Obama Administration announced that it would extend HAMP through December 31, 2015, and expand borrower eligibility by adjusting certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP are being increased and, for the first time, will be offered to the GSEs. However, to date, the GSEs are not participating in this program. While the impact of the these program extensions to date has remained positive, there can be no assurance that the increase in the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in avoiding foreclosure. In addition, while borrowers who benefitted from loan modifications under HAMP were provided mortgage payment relief through substantial interest rate reductions, beginning in the third quarter of 2014, those same borrowers will begin to experience a gradual interest rate increase of up to 1% a year until their mortgage interest rate adjusts to the market rate at the time of their loan modification. These interest rate resets are in accordance with the terms and conditions agreed to at the time of the underlying HAMP loan modification. While the government and the mortgage services industry remain committed to working with borrowers under this program, we cannot predict how these HAMP interest rate resets will affect the successes achieved under this program or if the resulting effect of avoiding foreclosure is sustainable over time once the impact of the rate reset process evolves. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward. We expect the primary source of new reserves and losses to come from new delinquencies.

We have lender captive reinsurance programs in place in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by GEMICO. All of our captive reinsurance arrangements are in runoff with no new books of business being added going forward. However, while we have no plans currently to expand our lender captive reinsurance program, we continue to consider appropriate new third-party reinsurance arrangements as potential available sources of capital for our U.S. mortgage insurance business.

In September 2014, we received a letter from Fannie Mae in conjunction with the pending PMIERs guidelines to supplement the existing GSE mortgage insurer eligibility standards (the “MI Eligibility Standards”). In that letter, our U.S. mortgage insurance subsidiaries and other mortgage insurers in the U.S. mortgage insurance industry are required to, among other things, adhere to specified conditions beyond those contained in the MI Eligibility Standards as set forth in the letter. These new regulatory measures are expected to remain in effect until the proposed revised PMIERs guidelines are finalized and effective. In particular, Fannie Mae is requiring our U.S. mortgage insurance subsidiaries to obtain their written approval prior to taking any of the following actions:

•	Enter into any new or alter any existing capital support agreement, assumption of liabilities, or guaranty agreement (except for contractual agreements in the normal course of business);

•	Enter into any new arrangements or alter any existing arrangements under lease, tax-sharing, and intercompany expense-sharing agreements;

•	Make any investment, contribution, or loan to any affiliates, subsidiaries or non-affiliated entities;

•	Pay dividends to its affiliates or its holding company;

•	Enter into any new risk novation or commutation transaction;

•	Incur or assume an obligation or indebtedness, contingent or otherwise, including, without limitation, an obligation to provide additional insurance, or related service or product, or to provide remedy to an obligation of a subsidiary;

•	Permit a material change in, or acquisition of, control or beneficial ownership (deemed to occur if any person or entity or group of persons or entities acquires or seeks to acquire 10% or more of the voting securities or securities convertible into voting securities);

•	Make changes to its corporate or legal structure;

•	Transfer or otherwise shift its assets, risk, or liabilities to any subdivision, segment, or segregated or separate account or a U.S. mortgage insurance affiliate or subsidiary;

•	Assume any material risk other than directly providing mortgage guaranty insurance;

•	Provide capital, capital support, or financial guaranty to any U.S. mortgage insurance affiliate or subsidiary that is either an approved insurer or an exclusive affiliated reinsurer;

•	Enter into any new or alter any existing reinsurance or risk sharing transaction; and

•	With respect to lender captive reinsurance arrangements:

•	Allow lender captive reinsurance providers to pay dividends or distribute funds to the parent or affiliates of the lender captive reinsurer in amounts greater than permitted by the lender captive reinsurance contract;

•	Effect a material or economically adverse alteration or amendment to a lender captive reinsurance contract; and

•	Terminate any lender captive reinsurance contract unless it would receive at least 80% of the value of assets in the captive trust.

While we currently do not believe that these new regulatory measures imposed by Fannie Mae will have a material adverse impact on our financial condition or results of operations, we continue to assess the potential impact, if any, that these new regulatory measures may have on our U.S. mortgage insurance business.

Effective October 1, 2014, we issued revised Master Policies to each of our actual and prospective insureds. The new Master Policy, among other things, adopted provisions sought for inclusion by the GSEs in every master policy in use in the industry as of October 1, 2014. We do not believe use of the new Master Policy will have a material impact on the financial condition or results of operations of our U.S. mortgage insurance business.

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

Although consumer lending levels in Europe have stabilized, they remain challenged particularly given concerns regarding various European economies and the lingering effect of the European debt crisis. Unemployment rates in the third quarter of 2014 remained at levels experienced in the second quarter of 2014 with regional variation but have declined since the fourth quarter of 2013. In aggregate, European gross domestic product continued to grow in the first nine months of 2014, building on the growth in the second half of 2013 and reversing the negative trend experienced in the first half of 2013.

Net operating income of our lifestyle protection insurance business for the nine months ended September 30, 2014 increased slightly from the nine months ended September 30, 2013 as higher premiums and favorable taxes were mostly offset by higher losses and lower net investment income. New claim registrations decreased 15% in the nine months ended September 30, 2014 from 2013 levels. We could experience higher losses if claim registrations increase, particularly with continued high unemployment in Europe. Our loss ratio for the nine months ended September 30, 2014 was 28% compared to 25% for nine months ended September 30, 2013 as losses increased, partially offset by higher premiums in the current year.

We have strengthened our focus in Europe on key strategic client relationships and are de-emphasizing our distribution with some other distributors where we are not expect to achieve desired sales and profitability levels. This focus should enable us to better serve our strategic clients and promote improved profitability and a lower cost structure over time. Additionally, we continue to pursue expanding our geographical distribution into Latin America and have secured an agreement with a large insurance partner. We are currently working with this partner to establish product, distribution and servicing capabilities and are now actively selling products in Peru, Colombia and Mexico.

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

As of November 6, 2014, our principal life insurance subsidiaries were rated in terms of financial strength by Standard & Poor’s Financial Services, LLC (“S&P”), Moody’s Investor Service, Inc. (“Moody’s”) and A.M. Best Company, Inc. (“A.M. Best”) as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	BBB+ (Good)	A3 (Good)	A (Excellent)
Genworth Life and Annuity Insurance Company	BBB+ (Good)	A3 (Good)	A (Excellent)
Genworth Life Insurance Company of New York	BBB+ (Good)	A3 (Good)	A (Excellent)

As of November 6, 2014, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB- (Marginal)	Ba1 (Questionable)	Not rated
Genworth Residential Mortgage Insurance Corporation of NC	BB- (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Pty. Limited (Australia)	A+ (Strong)	A3 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BB+ (Marginal)	Not rated	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V. (1)	Not rated	Aa3.mx	Not rated

(1)	Also rated “Baa3” by Moody’s on a Global Scale Insurance financial strength basis. The national scale rating has been withdrawn and will be re-issued at the local country level.

As of November 6, 2014, our principal lifestyle protection insurance subsidiaries were rated in terms of financial strength by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A- (Strong)
Financial Insurance Company Limited	A- (Strong)

The S&P, Moody’s, A.M. Best and DBRS financial strength ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

On November 6, 2014, following our earnings announcement, which included a discussion of the completion of a comprehensive review of our long-term care insurance claim reserves conducted over the past few months, Moody’s announced, among other things, that it placed the credit ratings of Genworth Holdings and the financial strength ratings of its principal life insurance subsidiaries on review for downgrade. Moody’s also announced that it has placed the financial strength rating of Genworth Seguros de Credit a la Vivienda S.A. de C.V. under review for downgrade and has withdrawn the rating and will re-issue it at the local country level. On November 6, 2014, S&P has announced that it has lowered the issuer credit and senior unsecured debt ratings on Genworth Holdings to “BB+” from “BBB-” and lowered its financial strength ratings of its principal life insurance subsidiaries to “BBB+” from “A-”, in each case with a negative outlook, and has also lowered its financial strength ratings of certain of our financing entities. As a result, because of their ratings approach linking ratings of affiliated companies, S&P also announced that it has lowered its financial strength ratings on our principal Canadian, Australian and European mortgage insurance subsidiaries and placed its ratings of our principal lifestyle protection insurance subsidiaries on credit-watch with negative implications.

A.M. Best affirmed our life insurance subsidiaries ratings at A/Stable on November 6, 2014.

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

Critical Accounting Estimates

As of September 30, 2014, other than as set forth below, there have been no material changes to critical accounting estimates set forth in our Annual Report on Form 10-K filed on March 3, 2014.

In connection with our long-term care insurance business, we perform PVFP recoverability testing, DAC recoverability testing and loss recognition testing under U.S. GAAP, as well as asset adequacy testing under statutory accounting principles, each of which are required tests that are performed as a part of our active life margin review. Each of PVFP recoverability testing, DAC recoverability testing and loss recognition testing under U.S. GAAP is discussed further below.

Present value of future profits. In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called present value of future profits (“PVFP”), represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC.

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. As of December 31, 2013, we believe all of our businesses had sufficient future income where the related PVFP was recoverable based on our best estimates of morbidity, mortality, withdrawal or lapse rate, maintenance expense, premiums and interest rates that were expected to occur.

Continued low interest rates, lower than expected termination rates and resulting higher than anticipated number of claims have adversely impacted the margins on our acquired long-term care insurance business. As of December 31, 2013, we had margin of approximately $156 million on $2,529 million of net U.S. GAAP liability related to this acquired long-term care insurance business. The risks we face with respect to this business include adverse variations in morbidity, interest rates, lapse and mortality. Adverse variation in one or more of these risks could result in additional amortization of PVFP and the establishment of additional benefit reserves.

During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. Due to the timing of the completion of the comprehensive review of our long-term care insurance claim reserves, and the complexity of the calculation of margins, we will review the applicability of any claim reserve assumptions and methodologies that changed during that review and incorporate them, as appropriate, as part of our review of PVFP recoverability, which is expected to be completed during the fourth quarter of 2014 as a part of our active life margin review. As a part of that analysis, we expect these changes will materially reduce the margins associated with this acquired business. We are developing related management actions (including developing assumptions for our expected premium increases and other items, which will consider, where applicable, our assessment of expected regulatory approvals of these items) and will include our best estimate of the impact of these items in our recoverability testing, which we expect will offset much, or possibly most, of the reduction on overall margins for our long-term care insurance business from the claims review. However, due to the age of this business the results of our PVFP recoverability review are less likely to benefit from management actions and therefore more likely to be negatively impacted than newer business. We may also make changes to other

PVFP recoverability assumptions and methodologies (including related to morbidity, interest rates, lapse and mortality, among others), but we currently cannot predict with more specificity the nature, extent or margin impact of any of the assumption and methodology changes we may make in completing our annual margin review and recoverability testing, and such changes could require us to amortize more PVFP and/or establish additional benefit reserves, the impact of which may or may not be material.

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

For the operating income model, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. We primarily utilize the operating income model to determine fair value for our Canadian and Australian mortgage insurance reporting units. In addition to the operating income model, we also consider the valuation of our Canadian and Australian mortgage insurance subsidiaries’ publicly traded stock price in determining fair value for those reporting units. The significant assumptions in the operating income model include: income projections, which are dependent on new business production, customer behavior, operating expenses and market conditions; discount rate; and terminal growth rate.

For the statutory distributable income model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. We utilize the statutory distributable income model to determine fair value for our life and long-term care insurance reporting units. The significant assumptions in the statutory distributable income model include: required capital levels; income projections, which are dependent on mortality or morbidity, new business production growth, new business projection period, reinsurance, policyholder behavior and other specific industry and market conditions; and discount rate.

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

During the third quarter of 2014, we completed our annual goodwill impairment analysis as of July 1, 2014. As a result of this analysis, we determined fair value was lower than book value for our life and long-term care insurance reporting units discussed further below. Our Canadian and Australian mortgage insurance reporting units had fair values in excess of their respective book values.

As part of our annual goodwill impairment testing, we noted that our life and long-term care insurance reporting units’ fair values were less than their respective book value. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination with the amount of goodwill being established representing the “implied goodwill” amount that is recoverable. If this “implied goodwill” exceeds the reporting unit’s recorded goodwill balance, goodwill is deemed recoverable. See below for additional details on the significant assumptions used in determining the amount of goodwill that is recoverable for our life and long-term care insurance reporting units.

The key assumptions that impact our evaluation of implied goodwill for our life and long-term care insurance reporting units under our goodwill impairment assessment primarily relate to the valuation of new business. While the valuation of our in-force business is included in the fair value of the reporting unit, the in-force value does not contribute significant, incremental value to support goodwill. Based on a hypothetical acquisition under our goodwill impairment assessment, any difference in our current carrying value and the fair value of our in-force business would be associated with an intangible asset for PVFP and would not create additional implied goodwill. The valuation of new business is determined by utilizing several inputs such as discount rate, expected new business sales for the next 10 years, and expected new business profitability, which is primarily dependent on policyholder behavior assumptions, expected benefit payments, reinsurance, expected investment returns and targeted capital levels. The inclusion of 10 years of new business production is based on our experience of actuarial appraisals for life insurance companies where this is a common assumption. For our life and long-term care insurance reporting units, we utilized discount rates of 10% and 14%, respectively, based on our estimate of the weighted-average cost of capital that a hypothetical market participant would use in assessing the value of the businesses.

During the third quarter of 2014, in connection with our strategic planning process and in light of new leadership within our U.S. Life Insurance Division, we revisited our prior strategy of focusing on term life insurance, given the capital-intensive nature of the product and our revised capital plan. We are in the process of transitioning to higher return permanent products, including universal life insurance, indexed universal life insurance and linked-benefit products, and expect sales growth to occur over time. Given this transition, our annual sales projections included in the determination of fair value for our life insurance reporting unit were significantly lower than sales levels expected in prior year’s goodwill testing analysis. In our current goodwill testing analysis, sales assumptions are expected to grow to approximately $115 million over the first five years, as compared to our prior goodwill testing analysis as of December 31, 2013, which assumed sales would grow to $220 million over the same period. We are currently in the process of making product and distribution changes which could further increase permanent life insurance sales levels, but are not assuming we achieve our prior total life insurance sales levels until we experience results from these actions. This shift in new business mix to a relatively lower volume of sales that we expect to increase over time resulted in a decrease in new business value that caused the fair value of the life insurance reporting unit to be below its book value with the amount of implied goodwill being lower than the recorded goodwill balance. Based on the fair value of projected new business for our life insurance reporting unit, we recorded a goodwill impairment of $350 million during the third quarter of 2014, with the remaining goodwill balance of $145 million deemed recoverable based on our determination of implied goodwill. Decreases in projected new business volume as well as changes in market conditions, new business product mix, or regulatory environment could have a significant adverse impact on our new business value and could result in recognizing additional impairments to goodwill in the future.

For the first half of 2014, overall market sales for the long-term care insurance industry declined approximately 30% as compared to the same period last year. During the third quarter of 2014, we introduced a new long-term care insurance product with higher premiums and lower maximum benefits, and anticipate that it will take time for this new product to gain momentum in our distribution channels. Given these trends, our annual sales projections included in our determination of fair value for our long-term care insurance reporting unit were lower than the prior year’s goodwill testing analysis. In our current goodwill testing analysis, sales assumptions for individual long-term care insurance are expected to grow to $150 million over the first five years, as compared to our prior goodwill testing analysis as of September 30, 2013, which assumed sales would grow to $200 million over the same period. We are seeking to increase consumer awareness of long-term care needs, of our brand, and to expand the market, but we have not reflected significant growth from these potential actions in our current assumptions. In addition, our projection of new business includes a higher expected use of reinsurance and a change related to expected claims costs that resulted in a decrease in value compared to the prior year’s goodwill testing valuation. The impact of these assumptions on our sales projections caused the fair value of our long-term care insurance reporting unit to be below its book value with the amount of implied goodwill being lower than the recorded goodwill balance. Based on the fair value of projected new business for our long-term care insurance reporting unit, we recorded a goodwill impairment of $200 million during the third quarter of 2014, with the remaining goodwill balance of $154 million deemed recoverable based on our determination of implied goodwill. Decreases in projected new business volume, new product profitability, policyholder behavior assumptions, and the amount of reinsurance on new business could have a significant adverse impact on our new business value and could result in recognizing additional impairments to goodwill in the future.

See note 14 in our condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to goodwill.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and applicable accounting and regulatory requirements. Many factors can affect these reserves, including, but not limited to, interest rates, economic and social conditions, mortality and morbidity trends, inflation, healthcare experience, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

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

The liability for policy and contract claims, also known as claim reserves, for our long-term care insurance products represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. In addition, where circumstances warrant, we change our actuarial assumptions based on our monitoring of actual experience. The methods of determining such estimates and establishing the reserves are reviewed regularly and any adjustments are reflected in operations in the period in which they become known. During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves conducted over the past few months. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. As a result of these changes, we increased our long-term care insurance claim reserves by $604 million, before reinsurance, during the third quarter of 2014.

The liability for future policy benefits of our long-term care insurance products represents the present value of such future benefits, less the present value of future net premiums based on assumptions as to future interest rates, lapse, mortality, morbidity and other factors, which are determined and locked-in during the year the policies are issued. These reserves are evaluated for potential reserve deficiencies as a part of our active life margin review using current assumptions in the aggregate, except for the purchased block of long-term care insurance products that are separately evaluated as a part of PVFP recoverability testing. When we performed our testing as of December 31, 2013, the assumptions that had the most significant impact on our margins were morbidity, lapse rates, in-force rate increases and discount rate. At that time we determined our long-term care insurance net U.S. GAAP liability was sufficient with a loss recognition testing margin, also referred to as the active life margin, in the aggregate of approximately $3.2 billion as of December 31, 2013. As noted above, related to our discussion of our liability for policy and contract claims, we have recently completed a comprehensive review of our long-term care insurance claim reserves. Due to the timing of the completion of the comprehensive review of our long-term care insurance claim reserves, and the complexity of the calculation of margins, we will review the applicability of any claim reserve assumptions and methodologies that changed during that review and incorporate them, as appropriate, as part of our active life margin review that is expected to be completed during the fourth quarter of 2014. We expect these changes will materially reduce our active life margins. However, we are also developing management actions (including developing assumptions for our expected premium increases and other items, which will consider, where applicable, our assessment of expected regulatory approvals of these items) and will include our best estimate of the impact of these items in our loss recognition and related recoverability testing, which we expect will offset much, or possibly most, of the reduction on margins for our long-term care insurance business from the claim reserves review. We may also make changes to other loss recognition testing and recoverability assumptions and methodologies (including related to morbidity, interest rates, lapse and mortality, among others), but we currently cannot predict with more specificity the nature, extent or margin impact of any assumption and methodology changes we may make in completing our annual margin review and recoverability testing, and such changes could require us to amortize more DAC and/or establish additional benefit reserves, the impact of which may or may not be material.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$1,395	$1,291	$104	8%
Net investment income	805	801	4	—%
Net investment gains (losses)	(27)	(23)	(4)	(17)%
Insurance and investment product fees and other	231	248	(17)	(7)%

Total revenues	2,404	2,317	87	4%

Benefits and expenses:
Benefits and other changes in policy reserves	1,986	1,169	817	70%
Interest credited	185	184	1	1%
Acquisition and operating expenses, net of deferrals	398	407	(9)	(2)%
Amortization of deferred acquisition costs and intangibles	143	182	(39)	(21)%
Goodwill impairment	550	—	550	NM (1)
Interest expense	114	124	(10)	(8)%

Total benefits and expenses	3,376	2,066	1,310	63%

Income (loss) from continuing operations before income taxes	(972)	251	(1,223)	NM (1)
Provision (benefit) for income taxes	(185)	105	(290)	NM (1)

Income (loss) from continuing operations	(787)	146	(933)	NM (1)
Income from discontinued operations, net of taxes	—	2	(2)	(100)%

Net income (loss)	(787)	148	(935)	NM (1)
Less: net income attributable to noncontrolling interests	57	40	17	43%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(844)	$108	$(952)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for life, long-term care and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•	Our U.S. Life Insurance segment increased $70 million. Our life insurance business increased $27 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement in the current year. Our long-term care insurance business increased $23 million largely from $22 million of increased premiums from in-force rate actions in the current year. Our fixed annuities business increased $20 million principally from higher sales of our life-contingent products in the current year.

•	Our International Protection segment increased $26 million, including an increase of $4 million attributable to changes in foreign exchange rates, primarily due to $14 million of premiums driven by an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting and higher volume driven by growth in France from a new distributor in the current year. These increases were partially offset by lower premiums from our runoff clients.

•	Our U.S. Mortgage Insurance segment increased $9 million mainly attributable to higher average flow insurance in-force in the current year.

Net investment income. Net investment income represents the income earned on our investments. Annualized weighted-average investment yields were 4.6% and 4.7% for the three months ended September 30, 2014 and 2013, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets and a $22 million unfavorable prepayment speed adjustment on structured securities in the current year.

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

•	We recorded $6 million and $5 million of net other-than-temporary impairments during the three months ended September 30, 2014 and 2013, respectively. We recorded $4 million of impairments related to financial hybrid securities as a result of certain banks which were downgraded below investment grade during the three months ended September 30, 2014. Of total impairments during the three months ended September 30, 2014 and 2013, $1 million and $3 million, respectively, related to structured securities.

•	Net investment losses related to derivatives of $38 million during the three months ended September 30, 2014 were primarily associated with guaranteed minimum withdrawal benefit (“GMWB”) losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held, as well as losses related to derivatives used to hedge our fixed indexed annuity product. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries. Net investment losses related to derivatives of $19 million during the three months ended September 30, 2013 were primarily associated with GMWB losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments. In addition, there were losses related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield.

•	We recorded net gains of $12 million related to the sale of available-for-sale securities during the three months ended September 30, 2014 compared to net losses of $12 million during the three months ended September 30, 2013. We recorded $4 million of gains related to trading securities during the three months ended September 30, 2014 compared to $6 million of losses during the three months ended September 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We also recorded a loss of $1 million related to securitization entities during the three months ended September 30, 2014 compared to $21 million of gains during the three months ended September 30, 2013 primarily associated with derivatives.

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

•	Our U.S. Life Insurance segment decreased $6 million predominantly from our life insurance business largely related to our term universal life insurance product driven mostly by lower life insurance in-force as we no longer offer this product. In our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions was offset by higher account values and surrender fees in the current year.

•	Our International Mortgage Insurance segment decreased $6 million primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on intercompany loans related to our Australian mortgage insurance business in the current year.

•	Corporate and Other activities decreased $5 million attributable to losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions compared to gains in the prior year.

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

•	Our U.S. Life Insurance segment increased $798 million. Our long-term care insurance business increased $654 million principally from a $531 million increase in claim reserves, net of reinsurance, primarily related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims, partially offset by $13 million of reduced benefits from in-force rate actions in the current year. Our life insurance business increased $133 million primarily related to a less favorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and unfavorable mortality in our term and universal life insurance products in the current year, as well as a $28 million favorable reserve correction in our term universal life insurance product in the prior year that did not recur. The increase was also attributable to the recapture of a reinsurance agreement related to our term life insurance products, partially offset by lapses of older term life insurance policies in the current year. Our fixed annuities business increased $11 million largely attributable to higher sales of our life-contingent products, partially offset by lower interest credited on reserves in the current year.

•	Our U.S. Mortgage Insurance segment increased $18 million primarily from an aggregate increase in our claim reserves in the current year of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities in the current year. The increase was also attributable to less favorable net cures and aging on existing delinquencies, partially offset by fewer new delinquencies, as well as lower reserves on new delinquencies in the current year.

•	Our International Protection segment increased $12 million, including an increase of $2 million attributable to changes in foreign exchange rates, primarily due to higher reserves in France from a new distributor in the current year. The increase was also attributable to $3 million of higher benefits related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting, partially offset by a decline in new claim registrations in the current year.

•	Our Runoff segment increased $4 million primarily attributable to an increase in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to less favorable equity market performance in the current year.

•

Our International Mortgage Insurance segment decreased $15 million, including a decrease of $1 million attributable to changes in foreign exchange rates. In Australia, losses decreased $7 million primarily driven by lower paid claims in the current year as a result of a decrease in both the number of claims and the average claim payment. This decrease was partially offset by higher losses from aging on our existing delinquencies from a lower cure rate in the current year. Other Countries decreased $6 million primarily from lender settlements in the prior year, a lower number of new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year. In Canada, losses decreased $2 million primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher.

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

•	Corporate and Other activities decreased $39 million primarily attributable to $30 million of make-whole expenses paid related to the debt redemption in the prior year that did not recur and lower net expenses after allocations to our operating segments in the current year.

•	Our U.S. Life Insurance segment increased $19 million primarily attributable to an increase in our long-term care insurance business of $13 million related to growth of our in-force block and from higher marketing costs in the current year. Our life insurance business increased $5 million related to an unfavorable adjustment to reflect lower deferrals on our term universal life insurance product that we no longer offer.

•	Our International Protection segment increased $11 million, including an increase of $3 million attributable to changes in foreign exchange rates, due to higher commissions of $9 million related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. This increase was also attributable to higher profit sharing expenses in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment decreased $48 million predominantly related to a decrease in our life insurance business of $42 million largely from a less unfavorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions, partially offset by higher lapses in our term life insurance products in the current year. Our long-term care insurance business decreased $6 million largely related to a $4 million unfavorable adjustment primarily related to the continuation of a multi-stage system conversion in the prior year that did not recur.

•	Our International Protection segment increased $5 million as a result of higher premium volume in the current year.

•	Our Runoff segment increased $3 million principally related to our variable annuity products principally from less favorable equity market performance, partially offset by the impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the current year compared to a $4 million unfavorable unlocking in the prior year.

Goodwill impairment. Charges for impairment of goodwill are as a result of declines in the fair value of the reporting units. The goodwill impairment charges in the third quarter of 2014 were $350 million in our life insurance business and $200 million in our long-term care insurance business.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Corporate and Other activities decreased $7 million largely driven by the repayment of $485 million of senior notes in June 2014 and the repurchase of $350 million of senior notes in August 2013, partially offset by debt issuances in August and December of 2013.

•	Our U.S. Life Insurance segment decreased $3 million driven by our life insurance business principally related to lower financing fees in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 19.0% for the three months ended September 30, 2014 from 41.8% for the three months ended September 30, 2013. The decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the current year. The decrease in the effective tax rate was also attributable mainly to two specific items from the prior year: additional tax expense related to non-deductible stock compensation expense as a result of cancellations and a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that was no longer expected to be realized.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $23 million in the current year. The three months ended September 30, 2014 included a decrease of $2 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had a net loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net income available to Genworth Financial, Inc.’s common stockholders in the prior year primarily driven by an increase of $345 million in claim reserves, net of reinsurance, for our long-term care insurance business related to the completion of a review of our claim reserves. During the third quarter of 2014, we also recorded a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option in our long-term care insurance business and goodwill impairments of $517 million in our U.S. Life Insurance segment. There were also an aggregate increase in our claim reserves in the current year of $34 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities in our U.S. mortgage insurance business. The current year also included a decrease of $23 million attributable to the IPO of 33.8% of our Australian mortgage insurance business. These decreases were partially offset by lower new delinquencies in our international mortgage insurance business, higher premiums, higher tax benefits and $21 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2014 was a decrease of $1 million, net of taxes, attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$4,045	$3,838	$207	5%
Net investment income	2,423	2,436	(13)	(1)%
Net investment gains (losses)	(10)	(63)	53	84%
Insurance and investment product fees and other	683	780	(97)	(12)%

Total revenues	7,141	6,991	150	2%

Benefits and expenses:
Benefits and other changes in policy reserves	4,436	3,639	797	22%
Interest credited	552	552	—	—%
Acquisition and operating expenses, net of deferrals	1,180	1,253	(73)	(6)%
Amortization of deferred acquisition costs and intangibles	415	441	(26)	(6)%
Goodwill impairment	550	—	550	NM (1)
Interest expense	361	371	(10)	(3)%

Total benefits and expenses	7,494	6,256	1,238	20%

Income (loss) from continuing operations before income taxes	(353)	735	(1,088)	(148)%
Provision (benefit) for income taxes	(13)	254	(267)	(105)%

Income (loss) from continuing operations	(340)	481	(821)	(171)%
Loss from discontinued operations, net of taxes	—	(12)	12	100%

Net income (loss)	(340)	469	(809)	(172)%
Less: net income attributable to noncontrolling interests	144	117	27	23%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(484)	$352	$(836)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our U.S. Life Insurance segment increased $146 million. Our long-term care insurance business increased $102 million largely from $69 million of increased premiums from in-force rate actions and growth of our in-force block from new sales in the current year and $14 million of unfavorable adjustments in the prior year that did not recur. Our life insurance business increased $27 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement in the current year. Our fixed annuities business increased $17 million principally from higher sales of our life-contingent products in the current year.

•	Our International Protection segment increased $81 million, including an increase of $17 million attributable to changes in foreign exchange rates, from $41 million of higher premiums primarily driven by an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The increase in the current year was also attributable to higher volume driven by a new distributor in France and a favorable adjustment of $4 million related to German premium taxes, partially offset by lower premiums from our runoff clients in the current year.

•	Our U.S. Mortgage Insurance segment increased $15 million mainly attributable to higher average flow insurance in-force and lower ceded reinsurance premiums in the current year.

•	Our International Mortgage Insurance segment decreased $34 million, including a decrease of $52 million attributable to changes in foreign exchange rates. Excluding the impacts of foreign exchange, premiums increased mainly driven by an increase in Australia of $4 million, including a decrease of $25 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period. The increase was also attributable to higher premiums resulting from higher policy cancellations and new insurance written, partially offset by higher ceded reinsurance premiums in the current year. Our Canadian mortgage insurance business decreased $35 million, including a decrease of $27 million attributable to changes in foreign exchange rates, primarily driven by the smaller 2010 and subsequent in-force blocks of business. Other Countries decreased $3 million primarily as a result of lower premiums attributable to lender settlements in the prior year, the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year.

Net investment income

•	Annualized weighted-average investment yields were 4.6% and 4.7% for the nine months ended September 30, 2014 and 2013, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets, a $22 million unfavorable prepayment speed adjustment on structured securities and $5 million of lower gains related to bond calls and mortgage loan prepayments. These decreases were partially offset by $18 million of higher gains related to limited partnerships in the current year.

•	The nine months ended September 30, 2014 included a decrease of $14 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	We recorded $9 million and $22 million of net other-than-temporary impairments during the nine months ended September 30, 2014 and 2013, respectively. Of total impairments during the nine months ended September 30, 2014 and 2013, $2 million and $12 million, respectively, related to structured securities, including $1 million and $5 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million during the nine months ended September 30, 2014. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the nine months ended September 30, 2013.

•

Net investment losses related to derivatives of $66 million during the nine months ended September 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the IPO of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries. Net investment losses related to derivatives of $63 million during the nine months ended September 30, 2013 were primarily associated with GMWB losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments, decreases in the values of instruments used to protect statutory surplus from declines in equity markets and policyholder funds underperforming as compared to market indices. In addition, there were losses related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield, as well as gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions.

•	We recorded net gains of $20 million related to the sale of available-for-sale securities during the nine months ended September 30, 2014 compared to net losses of $7 million during the nine months ended September 30, 2013. The nine months ended September 30, 2014 included a gain on a previously impaired financial hybrid security that was called by the issuer in the current year. We recorded $24 million of gains related to trading securities during the nine months ended September 30, 2014 compared to $15 million of losses during the nine months ended September 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We recorded $29 million of lower net gains related to securitization entities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily related to lower gains on derivatives, partially offset by gains on trading securities in the current year compared to losses in the prior year.

Insurance and investment product fees and other

•	Corporate and Other activities decreased $48 million mainly attributable to the sale of our reverse mortgage business on April 1, 2013 and losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions compared to gains in the prior year.

•	Our U.S. Life Insurance segment decreased $38 million predominantly from our life insurance business related to mortality experience in our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions and a $4 million unfavorable correction in the current year.

•	Our International Mortgage Insurance segment decreased $8 million primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans related to our Australian mortgage insurance business in the current year.

Benefits and other changes in policy reserves

•

Our U.S. Life Insurance segment increased $900 million. Our long-term care insurance business increased $762 million principally from a $531 million increase in claim reserves, net of reinsurance, primarily related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to aging and growth of the in-force block, higher severity and frequency on new claims, higher benefits paid on existing claims and $24 million of net favorable adjustments in the prior year that did not recur. These increases were partially offset by reduced benefits of $85 million from in-force rate actions in the current year. Our life insurance business increased $127 million primarily related to a less favorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions, unfavorable mortality in our term and universal life insurance products in the current year, as well as a $28 million favorable reserve correction in our term universal life insurance product in the prior year that did not recur. The increase was also attributable to the recapture of a reinsurance agreement related to our term life insurance products in the current year. These increases were partially offset by slower reserve growth related to our term universal life insurance reserves and higher lapses of our older term life insurance policies in the current year. Our fixed annuities business increased $11 million predominantly from higher sales of our life-contingent products and unfavorable mortality, partially offset by lower interest credited on reserves in the current year.

•	Our International Protection segment increased $34 million, including an increase of $6 million attributable to changes in foreign exchange rates, primarily driven by $11 million of higher benefits related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The increase was also driven by higher reserves in France from a new distributor, higher favorable claim reserve adjustments in the prior year and higher claims of $3 million related to the ferry disaster in Korea, partially offset by a decline in new claim registrations in the current year.

•	Our International Mortgage Insurance segment decreased $103 million, including a decrease of $9 million attributable to changes in foreign exchange rates. In Australia, losses decreased $50 million primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $40 million primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher. Other Countries decreased $13 million primarily from lender settlements in the prior year, a lower number of new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year.

•	Our U.S. Mortgage Insurance segment decreased $38 million primarily driven by a decline in new delinquencies, as well as lower reserves on new delinquencies in the current year. These decreases were partially offset by an aggregate increase in our claim reserves in the current year of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts.

Acquisition and operating expenses, net of deferrals

•	Corporate and Other activities decreased $81 million primarily as a result of a decrease of $46 million associated with our reverse mortgage business which was sold on April 1, 2013, $30 million from make-whole expenses paid related to the debt redemption in the prior year that did not recur and lower net expenses after allocations to our operating segments in the current year.

•	Our International Mortgage Insurance segment decreased $9 million, including a decrease of $8 million attributable to changes in foreign exchange rates. Our Australian mortgage insurance business decreased $9 million primarily from lower operating expenses related to contract fees. Other Countries decreased $3 million primarily from lower operating expenses in the current year and a restructuring charge of $1 million in the prior year that did not recur. These decreases were partially offset by a $3 million increase in Canada primarily from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth MI Canada Inc.’s (“Genworth Canada”) senior notes that were scheduled to mature in 2015 and higher employee compensation and benefit expenses, partially offset by lower expenses related to employee stock options from a decrease in Genworth Canada’s share price in the current year.

•	Our U.S. Mortgage Insurance segment decreased $7 million primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year that did not recur and lower operating expenses in the current year.

•	Our International Protection segment increased $26 million, including an increase of $12 million attributable to changes in foreign exchange rates, driven by higher commissions of $26 million related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The increase was partially offset by lower operating expenses in the current year and a restructuring charge of $4 million in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment decreased $59 million mainly related to a decrease of $57 million in our life insurance business largely from a less unfavorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and from mortality experience in our universal life insurance products, partially offset by higher lapses in our term life insurance products in the current year.

•	Corporate and Other activities decreased $6 million mainly related to higher software allocations to our operating segments in the current year.

•	Our Runoff segment increased $29 million related to our variable annuity products primarily from lower net investment losses and less favorable equity market performance, partially offset by the impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the current year compared to a $4 million unfavorable unlocking in the prior year.

•	Our International Protection segment increased $11 million, including an increase of $2 million attributable to changes in foreign exchange rates, mainly as a result of higher premium volume in the current year.

Goodwill impairment. The goodwill impairment charges in the third quarter of 2014 were $350 million in our life insurance business and $200 million in our long-term care insurance business.

Interest expense. Our U.S. Life Insurance segment decreased $8 million as a result of our life insurance business principally related to lower financing fees in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 3.7% for the nine months ended September 30, 2014 from 34.6% for the nine months ended September 30, 2013. The decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the current year. The nine months ended September 30, 2014 included a decrease of $11 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $34 million in the current year. The nine months ended September 30, 2014 included a decrease of $9 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had a net loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net income available to Genworth Financial, Inc.’s common stockholders in the prior year primarily driven by an increase of $345 million in claim reserves, net of reinsurance, for our long-term care insurance business related to the completion of a review of our claim reserves. During the third quarter of 2014, we also recorded a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option in our long-term care insurance business and goodwill impairments of $517 million in our U.S. Life Insurance segment. The decrease was also attributable to an aggregate increase in our claim reserves in the current year of $34 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities. The current year also included a decrease of $34 million attributable to the IPO of 33.8% of our Australian mortgage insurance business. The prior year also included a loss of $12 million from discontinued operations, net of taxes, related to the sale of our wealth management business that was sold in August 2013. These decreases were partially offset by $96 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in the current year and a $13 million restructuring charge in the prior year that did not recur. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2014 was a decrease of $28 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income (loss)

We had a net operating loss for the three months ended September 30, 2014 of $317 million compared to net operating income of $139 million for the three months ended September 30, 2013. Net operating income for the nine months ended September 30, 2014 was $35 million compared to $423 million for the nine months ended September 30, 2013. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt and gains (losses) on insurance block transactions are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

In the third quarter of 2014, we recorded goodwill impairments of $350 million, net of taxes, in our life insurance business and $167 million, net of taxes, in our long-term care insurance business.

The following transactions were excluded from net operating income (loss) for the periods presented as they related to the loss on the early extinguishment of debt. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. In the third quarter of 2013, we paid a make-whole expense of approximately $20 million, net of taxes, related to the early redemption of Genworth Holding’s notes that were scheduled to mature in 2015.

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

Adjustments to reconcile net income attributable to Genworth Financial, Inc.’s common stockholders and net operating income assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income (loss) to net operating income (loss) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Net income (loss)	$(787)	$148	$(340)	$469
Less: net income attributable to noncontrolling interests	57	40	144	117

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(844)	108	(484)	352
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	10	13	—	26
Goodwill impairment, net	517	—	517	—
(Gains) losses on early extinguishment of debt, net	—	20	2	20
Expenses related to restructuring, net	—	—	—	13
(Income) loss from discontinued operations, net of taxes	—	(2)	—	12

Net operating income (loss)	$(317)	$139	$35	$423

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income (loss) per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.70)	$0.21	$(0.98)	$0.74

Diluted	$(1.70)	$0.21	$(0.98)	$0.73

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2014	2013	2014	2013
Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.70)	$0.22	$(0.98)	$0.71

Diluted	$(1.70)	$0.22	$(0.98)	$0.71

Net operating income (loss) per common share:
Basic	$(0.64)	$0.28	$0.07	$0.86

Diluted	$(0.64)	$0.28	$0.07	$0.85

Weighted-average common shares outstanding:
Basic	496.6	494.0	496.4	493.3

Diluted (1)	496.6	499.3	496.4	497.9

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss, in each case, for the three months ended September 30, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 5.4 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss, in each case, for the three months ended September 30, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million. As a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders, in each case, for the nine months ended September 30, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the nine months ended September 30, 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 6.4 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders, in each case, for the nine months ended September 30, 2014, dilutive potential weighted-average common shares outstanding would have been 502.8 million. Since we had net operating income for the nine months ended September 30, 2014, we used 502.8 million diluted weighted-average common shares outstanding in the calculation of diluted net operating income per common share.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

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

An assumed tax rate of 35% is utilized in certain adjustments to net operating income (loss) and in the explanation of specific variances of operating performance.

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

	Three months ended September 30,		Increase (decrease) and percentage change			Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013			2014	2013	2014 vs. 2013
Net operating income (loss):
U.S. Life Insurance segment:
Life insurance	$13	$54	$(41)	(76)%		$73	$117	$(44)	(38)%
Long-term care insurance	(361)	41	(402)	NM	(1)	(309)	87	(396)	NM (1)
Fixed annuities	26	16	10	63%		77	71	6	8%

U.S. Life Insurance segment	(322)	111	(433)	NM	(1)	(159)	275	(434)	(158)%

Total net operating income (loss)	(322)	111	(433)	NM	(1)	(159)	275	(434)	(158)%
Adjustments to net operating income (loss):
Net investment gains (losses), net	3	(4)	7	(175)%		21	(2)	23	NM (1)
Goodwill impairment, net	(517)	—	(517)	NM	(1)	(517)	—	(517)	NM (1)
Expenses related to restructuring, net	—	—	—	—%		—	(9)	9	100%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(836)	$107	$(943)	NM	(1)	$(655)	$264	$(919)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$821	$751	$70	9%
Net investment income	658	650	8	1%
Net investment gains (losses)	1	(6)	7	117%
Insurance and investment product fees and other	186	192	(6)	(3)%

Total revenues	1,666	1,587	79	5%

Benefits and expenses:
Benefits and other changes in policy reserves	1,722	924	798	86%
Interest credited	155	156	(1)	(1)%
Acquisition and operating expenses, net of deferrals	173	154	19	12%
Amortization of deferred acquisition costs and intangibles	91	139	(48)	(35)%
Goodwill impairment	550	—	550	NM (1)
Interest expense	22	25	(3)	(12)%

Total benefits and expenses	2,713	1,398	1,315	94%

Income (loss) from continuing operations before income taxes	(1,047)	189	(1,236)	NM (1)
Provision (benefit) for income taxes	(211)	82	(293)	NM (1)

Income (loss) from continuing operations	(836)	107	(943)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net	(3)	4	(7)	(175)%
Goodwill impairment, net	517	—	517	NM (1)

Net operating income (loss)	$(322)	$111	$(433)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income (loss):
Life insurance	$13	$54	$(41)	(76)%
Long-term care insurance	(361)	41	(402)	NM	(1)
Fixed annuities	26	16	10	63%

Total net operating income (loss)	$(322)	$111	$(433)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

•	Our life insurance business decreased $41 million principally as a result of unfavorable mortality, an $18 million favorable reserve correction in our term universal life insurance product in the prior year that did not recur and lower investment income driven largely by an $8 million unfavorable prepayment speed adjustment on structured securities in the current year. The decrease was also attributable to $9 million of unfavorable charges that included the impact of the recapture of a reinsurance agreement, an incurred but not reported reserve correction and a deferred premium asset write-off. The current year included $4 million of less favorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions. These decreases were partially offset by a $12 million unfavorable tax valuation allowance in the prior year that did not recur.

•	Our long-term care insurance business had a net operating loss of $361 million in the current year compared to net operating income of $41 million in the prior year largely as a result of a $345 million increase in claim reserves, net of reinsurance, primarily related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to higher severity and frequency on new claims and higher benefits paid on existing claims, partially offset by $21 million of increased premiums and reduced benefits from in-force rate actions in the current year.

•	Our fixed annuities business increased $10 million primarily related to higher investment income and from an increase in customer account values in the current year.

Revenues

Premiums

•	Our life insurance business increased $27 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement in the current year.

•	Our long-term care insurance business increased $23 million largely from $22 million of increased premiums from in-force rate actions in the current year.

•	Our fixed annuities business increased $20 million principally from higher sales of our life-contingent products in the current year.

Net investment income

•	Our life insurance business decreased $15 million primarily from an $11 million higher unfavorable prepayment speed adjustment on structured securities and lower gains of $5 million from limited partnerships, partially offset by higher average invested assets in the current year.

•	Our long-term care insurance business increased $11 million largely from an increase in average invested assets due to growth of our in-force block, partially offset by an $8 million unfavorable prepayment speed adjustment on structured securities in the current year compared to a $1 million favorable prepayment speed adjustment in the prior year.

•	Our fixed annuities business increased $12 million principally from an increase in average invested assets, $4 million of higher bond calls and mortgage loan prepayments and higher gains of $3 million from limited partnerships, partially offset by a $3 million unfavorable prepayment speed adjustment on structured securities in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Our life insurance business had $10 million of net investment gains in the current year principally from the sale of investment securities. In the prior year, net gains from the sale of investment securities were offset by impairments and derivative losses.

•	Net investment losses in our fixed annuities business increased $4 million primarily driven by higher losses on embedded derivatives related to our fixed indexed annuities, partially offset by higher derivative gains in the current year.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business largely related to our term universal life insurance product driven mostly by lower life insurance in-force as we no longer offer this product. In our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions was offset by higher account values and surrender fees in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business increased $133 million primarily related to a less favorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and unfavorable mortality in our term and universal life insurance products in the current year, as well as a $28 million favorable reserve correction in our term universal life insurance product in the prior year that did not recur. The increase was also attributable to the recapture of a reinsurance agreement related to our term life insurance products, partially offset by lapses of older term life insurance policies in the current year.

•	Our long-term care insurance business increased $654 million principally from a $531 million increase in claim reserves, net of reinsurance, primarily related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims, partially offset by $13 million of reduced benefits from in-force rate actions in the current year.

•	Our fixed annuities business increased $11 million largely attributable to higher sales of our life-contingent products, partially offset by lower interest credited on reserves in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $5 million primarily related to an unfavorable adjustment to reflect lower deferrals on our term universal life insurance product that we no longer offer.

•	Our long-term care insurance business increased $13 million primarily related to growth of our in-force block and from higher marketing costs in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $42 million largely from a $47 million less unfavorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions, partially offset by higher lapses in our term life insurance products in the current year.

•	Our long-term care insurance business decreased $6 million largely related to a $4 million unfavorable adjustment primarily related to the continuation of a multi-stage system conversion in the prior year that did not recur.

Goodwill impairment. See “Critical Accounting Estimates” for additional information.

•	We recorded a goodwill impairment of $350 million in our life insurance business in the third quarter of 2014.

•	We recorded a goodwill impairment of $200 million in our long-term care insurance business in the third quarter of 2014.

Interest expense. Interest expense decreased driven by our life insurance business principally related to lower financing fees in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 20.2% for the three months ended September 30, 2014 from 43.4% for the three months ended September 30, 2013. The decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the current year. The decrease in the effective tax rate was also attributable to a prior year item related to a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that was no longer expected to be realized.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$2,342	$2,196	$146	7%
Net investment income	1,989	1,946	43	2%
Net investment gains (losses)	29	(1)	30	NM (1)
Insurance and investment product fees and other	532	570	(38)	(7)%

Total revenues	4,892	4,711	181	4%

Benefits and expenses:
Benefits and other changes in policy reserves	3,839	2,939	900	31%
Interest credited	464	463	1	—%
Acquisition and operating expenses, net of deferrals	490	494	(4)	(1)%
Amortization of deferred acquisition costs and intangibles	247	306	(59)	(19)%
Goodwill impairment	550	—	550	NM (1)
Interest expense	64	72	(8)	(11)%

Total benefits and expenses	5,654	4,274	1,380	32%

Income (loss) from continuing operations before income taxes	(762)	437	(1,199)	NM (1)
Provision (benefit) for income taxes	(107)	173	(280)	(162)%

Income (loss) from continuing operations	(655)	264	(919)	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net	(21)	2	(23)	NM (1)
Goodwill impairment, net	517	—	517	NM (1)
Expenses related to restructuring, net	—	9	(9)	(100)%

Net operating income (loss)	$(159)	$275	$(434)	(158)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income (loss):
Life insurance	$73	$117	$(44)	(38)%
Long-term care insurance	(309)	87	(396)	NM (1)
Fixed annuities	77	71	6	8%

Total net operating income (loss)	$(159)	$275	$(434)	(158)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

•	Our life insurance business decreased $44 million principally due to an $18 million favorable reserve correction in our term universal life insurance product in the prior year that did not recur, higher mortality experience and lower investment income driven largely by an $8 million unfavorable prepayment speed adjustment on structured securities in the current year. The decrease was also attributable to $9 million of unfavorable charges that included the impact of the recapture of a reinsurance agreement, an incurred but not reported reserve correction and a deferred premium asset write-off. The current year included $4 million of less favorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions. These decreases were partially offset by slower reserve growth in our term universal life insurance reserves and a $12 million unfavorable tax valuation allowance in the prior year that did not recur.

•	Our long-term care insurance business had a net operating loss of $309 million in the current year compared to net operating income of $87 million in the prior year largely as a result of a $345 million increase in claim reserves, net of reinsurance, primarily related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to higher severity and frequency on new claims and higher benefits paid on existing claims, partially offset by $96 million of increased premiums and reduced benefits from in-force rate actions.

•	Our fixed annuities business increased $6 million primarily related to higher customer account values and lower operating expenses, partially offset by unfavorable mortality in the current year.

Revenues

Premiums

•	Our life insurance business increased $27 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement in the current year.

•	Our long-term care insurance business increased $102 million largely from $69 million of increased premiums from in-force rate actions and growth of our in-force block from new sales in the current year and $14 million of unfavorable adjustments in the prior year that did not recur.

•	Our fixed annuities business increased $17 million principally from higher sales of our life-contingent products in the current year.

Net investment income

•	Our life insurance business decreased $14 million largely from $11 million in unfavorable prepayment speed adjustments on structured securities in the current year compared to $2 million in favorable prepayment speed adjustments in the prior year and lower gains of $6 million from limited partnerships. These decreases were partially offset by higher average invested assets in the current year.

•	Our long-term care insurance business increased $52 million largely from higher average invested assets due to growth of our in-force block, an $8 million favorable correction to investment amortization for preferred stock and higher gains of $6 million from limited partnerships in the current year. These increases were partially offset by $8 million in unfavorable prepayment speed adjustments on structured securities in the current year compared to $4 million in favorable prepayment speed adjustments in the prior year.

•	Our fixed annuities business increased $5 million principally from higher gains of $12 million from limited partnerships, partially offset by $3 million in unfavorable prepayment speed adjustments on structured securities in the current year compared to $4 million in favorable prepayment speed adjustments in the prior year and lower bond calls and mortgage loan prepayments of $2 million in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment gains in our life insurance business increased $29 million largely from higher net gains from the sale of investment securities, a gain on a previously impaired financial hybrid security that was called by the issuer and lower impairments in the current year.

•	Our long-term care insurance business had $2 million of net investment gains in the current year primarily from derivative gains. Net investment losses of $7 million in the prior year were mainly from impairments, partially offset by derivative gains.

•	Our fixed annuities business had $7 million of net investment losses in the current year mainly from losses on the embedded derivatives related to our fixed indexed annuities and impairments, partially offset by derivative gains. Net investment gains of $1 million in the prior year were primarily related to a gain on a call of an investment security and derivative gains, mostly offset by impairments.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business largely related to mortality experience in our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions and a $4 million unfavorable correction in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our life insurance business increased $127 million primarily related to a less favorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions, unfavorable mortality in our term and universal life insurance products in the current year, as well as a $28 million favorable reserve correction in our term universal life insurance product in the prior year that did not recur. The increase was also attributable to the recapture of a reinsurance agreement related to our term life insurance products in the current year. These increases were partially offset by slower reserve growth related to our term universal life insurance reserves and higher lapses of our older term life insurance policies in the current year.

•	Our long-term care insurance business increased $762 million principally from a $531 million increase in claim reserves, net of reinsurance, primarily related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to aging and growth of the in-force block, higher severity and frequency on new claims, higher benefits paid on existing claims and $24 million of net favorable adjustments in the prior year that did not recur. These increases were partially offset by reduced benefits of $85 million from in-force rate actions in the current year.

•	Our fixed annuities business increased $11 million predominantly from higher sales of our life-contingent products and unfavorable mortality, partially offset by lower interest credited on reserves in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business was flat as an unfavorable adjustment to reflect lower deferrals on our term universal life insurance product that we no longer offer was offset by a restructuring charge of $3 million in the prior year that did not recur.

•	Our long-term care insurance business increased $2 million primarily from growth of our in-force block and higher marketing costs, mostly offset by a $7 million restructuring charge in the prior year that did not recur and from lower production in the current year.

•	Our fixed annuities business decreased $6 million predominantly from a favorable adjustment related to guarantee funds in the current year and a restructuring charge in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $57 million largely from a less unfavorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and from mortality experience in our universal life insurance products, partially offset by higher lapses in our term life insurance products in the current year.

•	Our long-term care insurance business decreased $2 million largely related to a $4 million prior year unfavorable adjustment primarily related to the continuation of a multi-stage system conversion and the write-off of computer software included in a restructuring charge in the prior year that did not recur, mostly offset by growth of our in-force block.

Goodwill impairment. See “Critical Accounting Estimates” for additional information.

•	We recorded a goodwill impairment of $350 million in our life insurance business in the third quarter of 2014.

•	We recorded a goodwill impairment of $200 million in our long-term care insurance business in the third quarter of 2014.

Interest expense. Interest expense decreased driven by our life insurance business principally related to lower financing fees in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 14.0% for the nine months ended September 30, 2014 from 39.6% for the nine months ended September 30, 2013. The decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the current year and a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that is no longer expected to be realized in the prior year.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Term and whole life insurance
Net earned premiums	$193	$166	$27	16%	$547	$520	$27	5%
Sales	13	5	8	160%	40	13	27	NM (1)
Term universal life insurance
Net deposits	$66	$71	$(5)	(7)%	$205	$214	$(9)	(4)%
Sales	—	—	—	—%	—	1	(1)	(100)%
Universal life insurance
Net deposits	$146	$128	$18	14%	$414	$400	$14	4%
Sales:
Universal life insurance	11	5	6	120%	24	19	5	26%
Linked-benefits	4	2	2	100%	11	7	4	57%
Total life insurance
Net earned premiums and deposits	$405	$365	$40	11%	$1,166	$1,134	$32	3%
Sales:
Term life insurance	13	5	8	160%	40	13	27	NM (1)
Term universal life insurance	—	—	—	—%	—	1	(1)	(100)%
Universal life insurance	11	5	6	120%	24	19	5	26%
Linked-benefits	4	2	2	100%	11	7	4	57%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

	As of September 30,		Percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Term and whole life insurance
Life insurance in-force, net of reinsurance	$350,946	$335,039	5%
Life insurance in-force before reinsurance	523,784	525,171	—%
Term universal life insurance
Life insurance in-force, net of reinsurance	$129,268	$133,500	(3)%
Life insurance in-force before reinsurance	130,285	134,555	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$42,119	$43,447	(3)%
Life insurance in-force before reinsurance	48,821	50,203	(3)%
Total life insurance
Life insurance in-force, net of reinsurance	$522,333	$511,986	2%
Life insurance in-force before reinsurance	702,890	709,929	(1)%

Term and whole life insurance

Net earned premiums increased primarily due to the recapture of a reinsurance agreement related to our term life insurance products in the current year. Sales of our term life insurance product have increased in the current year from pricing decreases and improved service platforms.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits and sales increased during the current year primarily from higher sales of our new universal life insurance product offering and our linked-benefits product consistent with our focus on reducing term life insurance products with higher capital requirements in favor of a broader portfolio of competitive universal life insurance products. Our life insurance in-force decreased primarily from higher lapses of older issued policies, partially offset by an increase in deposits and sales in the current year.

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net earned premiums:
Individual long-term care insurance	$562	$539	$23	4%	$1,654	$1,558	$96	6%
Group long-term care insurance	25	25	—	—%	75	69	6	9%

Total	$587	$564	$23	4%	$1,729	$1,627	$102	6%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$28	$37	$(9)	(24)%	$73	$110	$(37)	(34)%
Group long-term care insurance	1	3	(2)	(67)%	4	13	(9)	(69)%

Total	$29	$40	$(11)	(28)%	$77	$123	$(46)	(37)%

Loss ratio	173%	64%	109%		104%	66%	38%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and nine months ended September 30, 2014 mainly attributable to increased premiums from in-force rate actions of $22 million and $69 million, respectively, and from growth of our in-force block from new sales in the current year. The nine months ended September 30, 2013 also included $14 million of net unfavorable adjustments that did not recur.

Annualized first-year premiums and deposits decreased principally from changes in pricing and product options previously announced.

The loss ratio increased for the three months ended September 30, 2014 largely as a result of a $531 million increase in claim reserves, net of reinsurance, related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims, partially offset by $35 million of increased premiums and reduced benefits from in-force rate actions in the current year.

The loss ratio increased for the nine months ended September 30, 2013 largely as a result of a $531 million increase in claim reserves, net of reinsurance, primarily related to the completion of a comprehensive review of our claim reserves conducted over the past few months. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. The increase was also attributable to aging and growth of the in-force block, higher severity and frequency on new claims, higher benefits paid on existing claims and $24 million of net favorable adjustments in the prior year that did not recur. These increases were partially offset by $154 million of increased premiums and reduced benefits from in-force rate actions in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Single Premium Deferred Annuities
Account value, beginning of period	$12,233	$10,842	$11,807	$11,038
Deposits	324	714	1,224	948
Surrenders, benefits and product charges	(344)	(293)	(976)	(876)

Net flows	(20)	421	248	72
Interest credited	79	78	237	231

Account value, end of period	$12,292	$11,341	$12,292	$11,341

Single Premium Immediate Annuities
Account value, beginning of period	$5,891	$6,010	$5,837	$6,442
Premiums and deposits	83	80	191	216
Surrenders, benefits and product charges	(209)	(214)	(637)	(677)

Net flows	(126)	(134)	(446)	(461)
Interest credited	66	71	201	216
Effect of accumulated net unrealized investment gains (losses)	(49)	(16)	190	(266)

Account value, end of period	$5,782	$5,931	$5,782	$5,931

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,085	$1,097	$1,093	$1,101
Surrenders, benefits and product charges	(18)	(17)	(54)	(50)

Net flows	(18)	(17)	(54)	(50)
Interest credited	15	15	43	44

Account value, net of reinsurance, end of period	$1,082	$1,095	$1,082	$1,095

Total premiums from fixed annuities	$41	$21	$66	$49

Total deposits from fixed annuities	$366	$773	$1,349	$1,115

Single Premium Deferred Annuities

Account value of our single premium deferred annuities increased compared to June 30, 2014 primarily from interest credited. Account value increased compared to December 31, 2013 as deposits and interest credited outpaced surrenders. Sales have increased driven by competitive pricing while maintaining targeted returns.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased compared to June 30, 2014 primarily from benefits and unrealized losses exceeding interest credited and premiums and deposits. Account value decreased compared to December 31, 2013 as benefits outpaced interest credited, premiums and deposits and unrealized gains. Sales continued to be pressured under current market conditions and from continued low interest rates.

Structured Settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Valuation systems and processes

Our U.S. Life Insurance segment will continue to migrate to new valuation and projection platforms for certain lines of business, while we upgrade platforms for other lines of business. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly.

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$46	$41	$5	12%	$134	$126	$8	6%
Australia	48	61	(13)	(21)%	167	162	5	3%
Other Countries	(7)	(12)	5	42%	(18)	(28)	10	36%

International Mortgage Insurance segment	87	90	(3)	(3)%	283	260	23	9%

U.S. Mortgage Insurance segment	(2)	(3)	1	(33)%	70	31	39	126%

Total net operating income	85	87	(2)	(2)%	353	291	62	21%
Adjustments to net operating income:
Net investment gains (losses), net	(2)	2	(4)	(200)%	1	8	(7)	(88)%
Gains (losses) on early extinguishment of debt, net	—	—	—	—%	(2)	—	(2)	NM (1)
Expenses related to restructuring, net	—	—	—	—%	—	(1)	1	100%

Net income available to Genworth Financial, Inc.’s common stockholders	$83	$89	$(6)	(7)%	$352	$298	$54	18%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$242	$243	$(1)	—%
Net investment income	78	80	(2)	(3)%
Net investment gains (losses)	(4)	7	(11)	(157)%
Insurance and investment product fees and other	(7)	(1)	(6)	NM (1)

Total revenues	309	329	(20)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	58	73	(15)	(21)%
Acquisition and operating expenses, net of deferrals	52	56	(4)	(7)%
Amortization of deferred acquisition costs and intangibles	15	13	2	15%
Interest expense	8	9	(1)	(11)%

Total benefits and expenses	133	151	(18)	(12)%

Income from continuing operation before income taxes	176	178	(2)	(1)%
Provision for income taxes	34	46	(12)	(26)%

Income from continuing operations	142	132	10	8%
Less: net income attributable to noncontrolling interests	57	40	17	43%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	85	92	(7)	(8)%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	2	(2)	4	200%

Net operating income	$87	$90	$(3)	(3)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Canada	$46	$41	$5	12%
Australia	48	61	(13)	(21)%
Other Countries	(7)	(12)	5	42%

Total net operating income	$87	$90	$(3)	(3)%

Net operating income

•	Our Canadian mortgage insurance business increased $5 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily attributable to lower taxes and operating expenses, partially offset by lower premiums in the current year.

•	Our Australian mortgage insurance business decreased $13 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily from the IPO of our Australian mortgage insurance in May 2014, which reduced our ownership percentage to 66.2% and resulted in lower net operating income of $23 million, partially offset by lower losses and higher premiums in the current year.

•	Other Countries’ net operating loss decreased $5 million primarily from lower losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $8 million, including a decrease of $6 million attributable to changes in foreign exchange rates, primarily driven by the smaller 2010 and subsequent in-force blocks of business.

•	Our Australian mortgage insurance business increased $7 million, including an increase of $2 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period. The increase was also attributable to higher premiums resulting from new insurance written and higher policy cancellations, partially offset by higher ceded reinsurance premiums in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The decrease was primarily related to our Canadian mortgage insurance business driven by derivative losses largely from hedging non-functional currency transactions and lower net investment gains related to sales of securities in the current year.

Insurance and investment product fees and other. The decrease was primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on intercompany loans related to our Australian mortgage insurance business in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $2 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher.

•	Our Australian mortgage insurance business decreased $7 million primarily driven by lower paid claims in the current year as a result of a decrease in both the number of claims and the average claim payment. This decrease was partially offset by higher losses from aging on our existing delinquencies from a lower cure rate in the current year.

•	Other Countries decreased $6 million primarily from lender settlements in the prior year, a lower number of new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals. The decrease was primarily associated with our Canadian mortgage insurance business mainly from lower expenses related to employee stock options from a decrease in Genworth Canada’s share price in the current year. The three months ended September 30, 2014 also included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 19.3% for the three months ended September 30, 2014 from 25.8% for the three months ended September 30, 2013. The decrease in the effective tax rate was primarily attributable to increased tax benefits from lower taxed foreign income, partially offset by lower benefits from changes in uncertain tax positions in Australia in the current year.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $23 million in the current year. The three months ended September 30, 2014 included a decrease of $2 million attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$714	$748	$(34)	(5)%
Net investment income	227	253	(26)	(10)%
Net investment gains (losses)	5	23	(18)	(78)%
Insurance and investment product fees and other	(9)	(1)	(8)	NM (1)

Total revenues	937	1,023	(86)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	150	253	(103)	(41)%
Acquisition and operating expenses, net of deferrals	160	169	(9)	(5)%
Amortization of deferred acquisition costs and intangibles	45	46	(1)	(2)%
Interest expense	24	26	(2)	(8)%

Total benefits and expenses	379	494	(115)	(23)%

Income from continuing operations before income taxes	558	529	29	5%
Provision for income taxes	132	145	(13)	(9)%

Income from continuing operations	426	384	42	11%
Less: net income attributable to noncontrolling interests	144	117	27	23%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	282	267	15	6%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(1)	(8)	7	88%
(Gains) losses on early extinguishment of debt, net	2	—	2	NM (1)
Expenses related to restructuring, net	—	1	(1)	(100)%

Net operating income	$283	$260	$23	9%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Net operating income:
Canada	$134	$126	$8	6%
Australia	167	162	5	3%
Other Countries	(18)	(28)	10	36%

Total net operating income	$283	$260	$23	9%

Net operating income

•	Our Canadian mortgage insurance business increased $8 million, including a decrease of $10 million attributable to changes in foreign exchange rates, primarily from lower losses and taxes, partially offset by lower premiums and net investment income in the current year.

•	Our Australian mortgage insurance business increased $5 million, including a decrease of $17 million attributable to changes in foreign exchange rates, primarily from lower losses and higher premiums in the current year. Additionally, the IPO of our Australian mortgage insurance in May 2014 reduced our ownership percentage to 66.2%, resulting in lower net operating income of $34 million in the current year.

•	Other Countries’ net operating loss decreased $10 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily from lower losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $35 million, including a decrease of $27 million attributable to changes in foreign exchange rates, primarily driven by the smaller 2010 and subsequent in-force blocks of business.

•	Our Australian mortgage insurance business increased $4 million, including a decrease of $25 million attributable to changes in foreign exchange rates, primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period. The increase was also attributable to higher premiums resulting from higher policy cancellations and new insurance written, partially offset by higher ceded reinsurance premiums in the current year.

•	Other Countries decreased $3 million primarily as a result of lower premiums attributable to lender settlements in the prior year, the seasoning of our in-force block of business and higher ceded reinsurance premiums in the current year.

Net investment income

•	Our Canadian mortgage insurance business decreased $12 million, including a decrease of $8 million attributable to changes in foreign exchange rates, primarily from lower dividend income due to lower equity balances in the current year.

•	Our Australian mortgage insurance business decreased $13 million, including a decrease of $9 million attributable to changes in foreign exchange rates, primarily from lower reinvestment yields in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The decrease was primarily related to our Canadian mortgage insurance business driven by lower net investment gains related to sales of securities in the current year and derivative losses largely from hedging non-functional currency transactions. The nine months ended September 30, 2014 included a decrease of $1 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other. The decrease was primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans related to our Australian mortgage insurance business in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $40 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher.

•	Our Australian mortgage insurance business decreased $50 million, including a decrease of $5 million attributable to changes in foreign exchange rates, primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment.

•	Other Countries decreased $13 million primarily from lender settlements in the prior year, a lower number of new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business increased $3 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 and higher employee compensation and benefit expenses, partially offset by lower expenses related to employee stock options from a decrease in Genworth Canada’s share price in the current year.

•	Our Australian mortgage insurance business decreased $9 million, including a decrease of $5 million attributable to changes in foreign exchange rates, primarily from lower operating expenses related to contract fees.

•	Other Countries decreased $3 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily from lower operating expenses in the current year. The prior year also included a $1 million restructuring charge that did not recur.

Provision for income taxes. The effective tax rate decreased to 23.7% for the nine months ended September 30, 2014 from 27.4% for the nine months ended September 30, 2013. The decrease in the effective tax rate was primarily attributable to increased tax benefits from lower taxed foreign income, partially offset by lower benefits from changes in uncertain tax positions in Australia in the current year. The nine months ended September 30, 2014 included a decrease of $11 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $34 million in the current year. The nine months ended September 30, 2014 included a decrease of $9 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Primary insurance in-force:
Canada	$310,800	$300,700	$10,100	3%
Australia	271,100	275,500	(4,400)	(2)%
Other Countries	23,900	32,500	(8,600)	(26)%

Total	$605,800	$608,700	$(2,900)	—%

Risk in-force:
Canada	$108,800	$105,300	$3,500	3%
Australia	94,900	96,400	(1,500)	(2)%
Other Countries (1)	3,300	4,300	(1,000)	(23)%

Total	$207,000	$206,000	$1,000	—%

(1)	Risk in-force as of September 30, 2014 and 2013 excluded $290 million and $285 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
New insurance written:
Canada	$12,400	$9,900	$2,500	25%	$30,700	$26,700	$4,000	15%
Australia	9,100	8,100	1,000	12%	24,800	25,600	(800)	(3)%
Other Countries	400	500	(100)	(20)%	1,300	1,300	—	—%

Total	$21,900	$18,500	$3,400	18%	$56,800	$53,600	$3,200	6%

Net premiums written:
Canada	$200	$156	$44	28%	$423	$374	$49	13%
Australia	130	123	7	6%	381	372	9	2%
Other Countries	6	6	—	—%	13	18	(5)	(28)%

Total	$336	$285	$51	18%	$817	$764	$53	7%

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and nine months ended September 30, 2014 and 2013, this factor was 35%.

In Canada, primary insurance in-force and risk in-force increased primarily as a result of bulk transactions and flow new insurance written, partially offset by decreases of $27.4 billion and $9.6 billion, respectively, attributable to changes in foreign exchange rates in the current year.

In Australia, primary insurance in-force and risk in-force decreased $18.2 billion and $6.4 billion, respectively, attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written.

In Other Countries, primary insurance in-force and risk in-force decreased mainly attributable to lender settlements, primarily in Ireland, in the fourth quarter of 2013 and decreases of $1.5 billion and $0.2 billion, respectively, attributable to changes in foreign exchange rates in the current year.

New insurance written

For the three and nine months ended September 30, 2014, new insurance written in Canada increased primarily as a result of higher bulk transactions and an increase in flow new insurance written. The increase in flow new insurance written was driven by a larger mortgage originations market during the three months ended September 30, 2014 and increased market penetration during the nine months ended September 30, 2014. The three and nine months ended September 30, 2014 included decreases of $600 million and $2,000 million, respectively, attributable to changes in foreign exchange rates in Canada.

For the three months ended September 30, 2014, new insurance written in Australia increased mainly attributable to bulk transactions in the current year. The three months ended September 30, 2014 included an increase of $100 million attributable to changes in foreign exchange rates in Australia. For the nine months ended September 30, 2014, new insurance written in Australia decreased driven by a change of $2,000 million in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written increased mainly attributable to improved housing market activity as interest rates remained low in the current year.

New insurance written in Other Countries included an increase of $100 million attributable to changes in foreign exchange rates in both the three and nine months ended September 30, 2014. Excluding the effects of foreign exchange, new insurance written decreased for the three and nine months ended September 30, 2014 as the mortgage originations market in Europe continued to be pressured by a weak economic environment.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2014, our unearned premium reserves were $2,806 million, including a decrease of $100 million attributable to changes in foreign exchange rates, compared to $2,887 million as of September 30, 2013.

In Canada, net premiums written increased during the three and nine months ended September 30, 2014 primarily from higher flow volume attributable to a larger mortgage originations market, increased market penetration and higher bulk transactions in the current year. In addition, the price increase on high loan-to-value premiums effective May 1, 2014 resulted in higher net premiums written. The three and nine months ended September 30, 2014 included decreases of $9 million and $27 million, respectively, attributable to changes in foreign exchange rates in Canada.

In Australia, net premiums written increased during the three months ended September 30, 2014 primarily from higher flow average price and higher bulk transactions, partially offset by lower loan-to-value mortgage originations and higher ceded reinsurance premiums in the current year. Net premiums written increased during the nine months ended September 30, 2014 primarily from higher flow average price and volume, partially offset by lower loan-to-value mortgage originations and higher ceded reinsurance premiums in the current year. The three and nine months ended September 30, 2014 included an increase of $2 million and a decrease of $32 million, respectively, attributable to changes in foreign exchange rates in Australia.

In Other Countries, net premiums written decreased during the nine months ended September 30, 2014 primarily from higher ceded reinsurance premiums in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Loss ratio:
Canada	21%	22%	(1)%	18%	26%	(8)%
Australia	21%	31%	(10)%	21%	38%	(17)%
Other Countries	105%	170%	(65)%	83%	122%	(39)%
Total	24%	31%	(7)%	21%	34%	(13)%

Expense ratio:
Canada	14%	20%	(6)%	23%	25%	(2)%
Australia	23%	24%	(1)%	22%	25%	(3)%
Other Countries	150%	136%	14%	215%	162%	53%
Total	20%	24%	(4)%	25%	28%	(3)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

Loss ratio

The loss ratio in Canada for the three and nine months ended September 30, 2014 decreased primarily driven by lower losses incurred as a result of improved performance of our newer in-force blocks of business in the current year and lower severity of claims due to a higher proportion of delinquencies in provinces where severity has been lower and home price appreciation has been higher. Partially offsetting these decreases were lower premiums during the three and nine months ended September 30, 2014 driven by the smaller 2010 and subsequent in-force blocks of business.

For the three months ended September 30, 2014, the loss ratio in Australia decreased primarily driven by lower paid claims in the current year as a result of a decrease in both the number of claims and the average claim payment. This decrease was partially offset by higher losses from aging on our existing delinquencies from a lower cure rate in the current year. For the nine months ended September 30, 2014, the loss ratio in Australia decreased primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in the current year. Paid claims also decreased in the current year as a result of a decrease in both the number of claims and the average claim payment.

In Other Countries, the loss ratio decreased for the three and nine months ended September 30, 2014 primarily from lender settlements in the prior year, a lower number of new delinquencies, net of cures, and improved aging on our existing delinquencies in the current year.

Expense ratio

In Canada, the expense ratio decreased during the three months ended September 30, 2014 from lower expenses related to employee stock options from a decrease in Genworth Canada’s share price in the current year and higher net premiums written. The expense ratio decreased during the nine months ended September 30, 2014 as higher net premiums written more than offset the impact of higher operating expenses from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 and higher employee compensation and benefit expenses, partially offset by lower expenses related to employee stock options from a decrease in Genworth Canada’s share price in the current year. Excluding the early redemption payment of $6 million, the expense ratio for the nine months ended September 30, 2014 would have been 21%.

The expense ratio in Australia decreased for the three months ended September 30, 2014 from higher net premiums written. The expense ratio in Australia decreased for the nine months ended September 30, 2014 primarily from lower operating expenses related to contract fees.

In Other Countries, the expense ratio increased for the three months ended September 30, 2014 primarily from higher operating expenses. The expense ratio increased for the nine months ended September 30, 2014 primarily from higher ceded reinsurance premiums in the current year, partially offset by lower operating expenses in the current year and a $1 million restructuring charge in the prior year that did not recur.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
Canada:
Primary insured loans in-force	1,646,223	1,527,554	1,501,139
Delinquent loans	1,708	1,830	1,778
Percentage of delinquent loans (delinquency rate)	0.10%	0.12%	0.12%

Flow loan in-force	1,236,206	1,187,753	1,171,486
Flow delinquent loans	1,477	1,591	1,566
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.13%	0.13%

Bulk loans in-force	410,017	339,801	329,653
Bulk delinquent loans	231	239	212
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.07%	0.06%

Australia:
Primary insured loans in-force	1,490,221	1,474,181	1,463,148
Delinquent loans	5,300	4,980	5,454
Percentage of delinquent loans (delinquency rate)	0.36%	0.34%	0.37%

Flow loan in-force	1,370,136	1,350,571	1,336,901
Flow delinquent loans	5,031	4,760	5,192
Percentage of flow delinquent loans (delinquency rate)	0.37%	0.35%	0.39%

Bulk loans in-force	120,085	123,610	126,247
Bulk delinquent loans	269	220	262
Percentage of bulk delinquent loans (delinquency rate)	0.22%	0.18%	0.21%

Other Countries:
Primary insured loans in-force	185,755	193,647	192,921
Delinquent loans	10,380	10,049	12,571
Percentage of delinquent loans (delinquency rate)	5.59%	5.19%	6.52%

Flow loan in-force	112,421	113,616	140,022
Flow delinquent loans	6,887	6,442	8,566
Percentage of flow delinquent loans (delinquency rate)	6.13%	5.67%	6.12%

Bulk loans in-force	73,334	80,031	52,899
Bulk delinquent loans	3,493	3,607	4,005
Percentage of bulk delinquent loans (delinquency rate)	4.76%	4.51%	7.57%

Total:
Primary insured loans in-force	3,322,199	3,195,382	3,157,208
Delinquent loans	17,388	16,859	19,803
Percentage of delinquent loans (delinquency rate)	0.52%	0.53%	0.63%

Flow loan in-force	2,718,763	2,651,940	2,648,409
Flow delinquent loans	13,395	12,793	15,324
Percentage of flow delinquent loans (delinquency rate)	0.49%	0.48%	0.58%

Bulk loans in-force	603,436	543,442	508,799
Bulk delinquent loans (1)	3,993	4,066	4,479
Percentage of bulk delinquent loans (delinquency rate)	0.66%	0.75%	0.88%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,965 as of September 30, 2014, 4,030 as of December 31, 2013 and 4,441 as of September 30, 2013.

In Canada, flow loans in-force increased from new policies written and flow delinquent loans decreased as paid claims and cures more than offset new delinquencies in the current year. Bulk loans in-force increased from higher bulk transactions in the current year.

In Australia, flow loans in-force increased as a result of new policies written, partially offset by policy cancellations in the current year. Flow delinquent loans increased compared to December 31, 2013 as new delinquencies more than offset paid claims and cures.

In Other Countries, flow delinquent loans decreased compared to September 30, 2013 mainly attributable to lender settlements, primarily in Ireland, in the fourth quarter of 2013.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$146	$137	$9	7%
Net investment income	19	18	1	6%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	—	1	(1)	(100)%

Total revenues	165	156	9	6%

Benefits and expenses:
Benefits and other changes in policy reserves	141	123	18	15%
Acquisition and operating expenses, net of deferrals	35	35	—	—%
Amortization of deferred acquisition costs and intangibles	1	2	(1)	(50)%

Total benefits and expenses	177	160	17	11%

Loss from continuing operations before income taxes	(12)	(4)	(8)	(200)%
Benefit for income taxes	(10)	(1)	(9)	NM (1)

Loss from continuing operations	(2)	(3)	1	33%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating loss	$(2)	$(3)	$1	33%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

Net operating loss in the current year was slightly lower mainly attributable to higher tax benefits and premiums in the current year, mostly offset by higher losses. Results in the current year also included an aggregate increase in our claim reserves of $34 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased mainly as a result of an aggregate increase in our claim reserves in the current year of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities. The increase was also attributable to less favorable net cures and aging of existing delinquencies, partially offset by fewer new delinquencies, as well as lower reserves on new delinquencies in the current year.

Benefit for income taxes. The effective tax rate increased to 83.3% for the three months ended September 30, 2014 from 25.0% for the three months ended September 30, 2013. The increase in the effective tax rate was primarily attributable to favorable prior year true ups in the current year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine month ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$427	$412	$15	4%
Net investment income	48	47	1	2%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	1	2	(1)	(50)%

Total revenues	476	461	15	3%

Benefits and expenses:
Benefits and other changes in policy reserves	266	304	(38)	(13)%
Acquisition and operating expenses, net of deferrals	102	109	(7)	(6)%
Amortization of deferred acquisition costs and intangibles	5	5	—	—%

Total benefits and expenses	373	418	(45)	(11)%

Income from continuing operations before income taxes	103	43	60	140%
Provision for income taxes	33	12	21	175%

Income from continuing operations	70	31	39	126%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$70	$31	$39	126%

Net operating income

Net operating income increased in the current year mainly attributable to the decline in new delinquencies, as well as lower reserves on new delinquencies. Results in the current year also included an aggregate increase in our claim reserves of $34 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $11 million.

Revenues

Premiums increased driven by higher average flow insurance in-force and lower ceded reinsurance premiums in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased driven by a decline in new delinquencies, as well as lower reserves on new delinquencies in the current year. These decreases were partially offset by an aggregate increase in our claim reserves in the current year of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts.

Acquisition and operating expenses, net of deferrals, decreased primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year that did not recur and lower operating expenses in the current year.

Provision for income taxes. The effective tax rate increased to 32.0% for the nine months ended September 30, 2014 from 27.9% for the nine months ended September 30, 2013. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits in relation to pre-tax income and changes in the state tax valuation allowance. These increases were partially offset by the non-deductibility of the CFPB settlement in the prior year, favorable prior year true ups and the loss of foreign tax credits.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2014	2013	2014 vs. 2013
Primary insurance in-force	$112,400	$109,000	$3,400	3%
Risk in-force	28,100	26,800	1,300	5%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change

(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
New insurance written	$7,500	$6,400	$1,100	17%	$17,500	$17,400	$100	1%
Net premiums written	162	140	22	16%	457	419	38	9%

Primary insurance in-force and risk in-force

Primary insurance in-force increased as the result of an increase of $4.2 billion in flow insurance in-force, which increased from $104.4 billion as of September 30, 2013 to $108.6 billion as of September 30, 2014, as a result of new insurance written during 2013 and 2014. This increase was partially offset by a decline of $0.8 billion in bulk insurance in-force, which decreased from $4.6 billion as of September 30, 2013 to $3.8 billion as of September 30, 2014, from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written, partially offset by the decline in bulk risk in-force. Flow persistency was 83% and 80% for the nine months ended September 30, 2014 and 2013, respectively.

New insurance written

For the three and nine months ended September 30, 2014, new insurance written increased primarily driven by an increase in market share, partially offset by a decline in the mortgage insurance origination market. Mortgage refinance originations also remained low as a result of higher interest rates during the current year.

Net premiums written

Net premiums written for the three and nine months ended September 30, 2014 increased due to higher average flow insurance in-force and lower ceded reinsurance premiums in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Loss ratio	97%	90%	7%	62%	74%	(12)%
Expense ratio	23%	26%	(3)%	23%	27%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

The loss ratio for the three months ended September 30, 2014 increased primarily driven by an aggregate increase in our claim reserves in the current year of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities. The increase was also attributable to less favorable net cures and aging of existing delinquencies, partially offset by fewer new delinquencies, as well as lower reserves on new delinquencies in the current year. The charges of $53 million increased the loss ratio by 37 percentage points for the three months ended September 30, 2014.

The decrease in the loss ratio for the nine months ended September 30, 2014 was primarily attributable to a decline in new delinquencies, as well as lower reserves on new delinquencies in the current year. These decreases were partially offset by an aggregate increase in our claim reserves in the current year of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities. In addition, in the first quarter of 2014, we recorded a net reserve strengthening of $17 million to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. The charges of $53 million increased the loss ratio by 12 percentage points for the nine months ended September 30, 2014.

The expense ratio decreased for the three months ended September 30, 2014 from higher net premiums written in the current year. The expense ratio decreased for the nine months ended September 30, 2014 as a result of the settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in the prior year did not recur, lower operating expenses and higher net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
Primary insurance:
Insured loans in-force	624,850	624,236	627,536
Delinquent loans	41,147	51,459	54,744
Percentage of delinquent loans (delinquency rate)	6.59%	8.24%	8.72%

Flow loan in-force	591,823	586,546	589,703
Flow delinquent loans	39,485	49,255	52,509
Percentage of flow delinquent loans (delinquency rate)	6.67%	8.40%	8.90%

Bulk loans in-force	33,027	37,690	37,833
Bulk delinquent loans (1)	1,662	2,204	2,235
Percentage of bulk delinquent loans (delinquency rate)	5.03%	5.85%	5.91%

A minus and sub-prime loans in-force	34,825	39,307	41,081
A minus and sub-prime loans delinquent loans	8,017	10,023	10,548
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	23.02%	25.50%	25.68%

Pool insurance:
Insured loans in-force	10,125	11,354	11,657
Delinquent loans	549	628	670
Percentage of delinquent loans (delinquency rate)	5.42%	5.53%	5.75%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,147 as of September 30, 2014, 1,491 as of December 31, 2013 and 1,509 as of September 30, 2013.

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

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2014
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,996	$77	$434	18%
4-11 payments	9,316	241	383	63%
12 payments or more	19,173	804	951	85%

Total	39,485	$1,122	$1,768	63%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2013
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,436	$121	$523	23%
4-11 payments	11,854	305	486	63%
12 payments or more	23,965	851	1,178	72%

Total	49,255	$1,277	$2,187	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2014	Percent of total reserves as of September 30, 2014 (1)	Delinquency rate
			September 30, 2014	December 31, 2013	September 30, 2013

By Region:
Southeast (2)	20%	29%	8.46%	11.02%	11.87%
South Central (3)	16	8	4.63%	5.85%	6.03%
Northeast (4)	15	26	11.03%	12.30%	12.52%
Pacific (5)	12	10	4.87%	6.47%	7.11%
North Central (6)	12	9	5.64%	7.39%	8.00%
Great Lakes (7)	10	6	4.64%	6.03%	6.46%
New England (8)	6	5	6.47%	7.74%	8.19%
Mid-Atlantic (9)	5	5	6.50%	8.18%	8.47%
Plains (10)	4	2	4.44%	5.46%	5.70%

Total	100%	100%	6.59%	8.24%	8.72%

(1)	Total reserves were $1,239 million as of September 30, 2014.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2014	Percent of total reserves as of September 30, 2014 (1)	Delinquency rate
			September 30, 2014	December 31, 2013	September 30, 2013

By State:
California	7%	4%	3.29%	4.27%	4.72%
Texas	7%	3%	4.57%	5.68%	5.68%
New York	6%	12%	11.14%	11.90%	11.81%
Florida	6%	20%	14.03%	19.50%	21.13%
Illinois	5%	6%	7.20%	9.67%	10.81%
New Jersey	4%	10%	15.12%	16.76%	17.66%
Pennsylvania	4%	4%	8.02%	9.73%	9.91%
Georgia	4%	3%	6.67%	8.48%	9.24%
Ohio	4%	2%	5.20%	6.69%	7.09%
North Carolina	4%	2%	5.97%	7.43%	8.06%

(1)	Total reserves were $1,239 million as of September 30, 2014.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2014:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2003 and prior	6.33%	7.4%	$3,510	3.1%	$792	2.8%
2004	5.74%	5.1	2,426	2.2	577	2.1
2005	5.69%	12.3	4,859	4.3	1,294	4.6
2006	5.94%	17.6	7,516	6.7	1,909	6.8
2007	5.87%	37.5	17,908	15.9	4,490	16.1
2008	5.39%	17.7	15,805	14.1	3,991	14.3
2009	4.98%	0.7	2,768	2.5	627	2.3
2010	4.69%	0.6	3,624	3.2	855	3.1
2011	4.50%	0.5	4,892	4.4	1,216	4.4
2012	3.78%	0.3	12,042	10.7	2,997	10.7
2013	3.96%	0.3	19,955	17.7	4,894	17.5
2014	4.43%	—	17,145	15.2	4,284	15.3

Total portfolio	5.02%	100.0%	$112,450	100.0%	$27,926	100.0%

(1)	Total reserves were $1,239 million as of September 30, 2014.

Corporate and Other Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Other Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net operating income (loss):
International Protection segment	$3	$4	$(1)	(25)%	$12	$11	$1	9%
Runoff segment	5	25	(20)	(80)%	32	47	(15)	(32)%
Corporate and Other activities	(88)	(88)	—	—%	(203)	(201)	(2)	(1)%

Total net operating loss	(80)	(59)	(21)	(36)%	(159)	(143)	(16)	(11)%
Adjustments to net operating loss:
Net investment gains (losses), net	(11)	(11)	—	—%	(22)	(32)	10	31%
Gains (losses) on early extinguishment of debt, net	—	(20)	20	100%	—	(20)	20	100%
Expenses from restructuring, net	—	—	—	—%	—	(3)	3	100%
Income (loss) from discontinued operations, net of taxes	—	2	(2)	(100)%	—	(12)	12	100%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(91)	$(88)	$(3)	(3)%	$(181)	$(210)	$29	14%

International Protection segment

Segment results of operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

(Amounts in millions)	Three months ended September 30,		Increase (decrease) and percentage change

	2014	2013	2014 vs. 2013
Revenues:
Premiums	$185	$159	$26	16%
Net investment income	27	26	1	4%
Net investment gains (losses)	—	1	(1)	(100)%
Insurance and investment product fees and other	2	1	1	100%

Total revenues	214	187	27	14%

Benefits and expenses:
Benefits and other changes in policy reserves	52	40	12	30%
Acquisition and operating expenses, net of deferrals	117	106	11	10%
Amortization of deferred acquisition costs and intangibles	30	25	5	20%
Interest expense	10	9	1	11%

Total benefits and expenses	209	180	29	16%

Income from continuing operations before income taxes	5	7	(2)	(29)%
Provision for income taxes	3	3	—	—%

Income from continuing operations	2	4	(2)	(50)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	1	—	1	NM (1)

Net operating income	$3	$4	$(1)	(25)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased marginally as higher premiums were mostly offset by higher claim reserves and commissions in the current year.

Revenues

Premiums increased primarily driven by an increase of $14 million from an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The increase was also attributable to higher volume driven by growth in France from a new distributor in the current year, partially offset by lower premiums from our runoff clients. The three months ended September 30, 2014 included an increase of $4 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily due to higher reserves in France from a new distributor. The increase was also attributable to $3 million related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting, partially offset by a decline in new claim registrations in the current year. The three months ended September 30, 2014 included an increase of $2 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased mainly due to higher commissions of $9 million related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. This increase was also attributable to higher profit sharing expenses in the current year. The three months ended September 30, 2014 included an increase of $3 million attributable to changes in foreign exchange rates.

Amortization of DAC and intangibles increased primarily as a result of higher premium volume in the current year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$559	$478	$81	17%
Net investment income	79	90	(11)	(12)%
Net investment gains (losses)	1	23	(22)	(96)%
Insurance and investment product fees and other	5	3	2	67%

Total revenues	644	594	50	8%

Benefits and expenses:
Benefits and other changes in policy reserves	154	120	34	28%
Acquisition and operating expenses, net of deferrals	352	326	26	8%
Amortization of deferred acquisition costs and intangibles	90	79	11	14%
Interest expense	34	34	—	—%

Total benefits and expenses	630	559	71	13%

Income from continuing operations before income taxes	14	35	(21)	(60)%
Provision for income taxes	2	12	(10)	(83)%

Income from continuing operations	12	23	(11)	(48)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	—	(15)	15	100%
Expenses related to restructuring, net	—	3	(3)	(100)%

Net operating income	$12	$11	$1	9%

Net operating income

Net operating income increased marginally as higher premiums and tax benefits were mostly offset by higher claim reserves, higher commissions and lower net investment income in the current year.

Revenues

Premiums increased primarily driven by an increase of $41 million from an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The increase was also attributable to higher volume driven by a new distributor in France and a favorable adjustment of $4 million related to German premium taxes, partially offset by lower premiums from our runoff clients in the current year. The nine months ended September 30, 2014 included an increase of $17 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance agreements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in the current year. This decrease was partially offset by an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The nine months ended September 30, 2014 included an increase of $3 million attributable to changes in foreign exchange rates.

Net investment gains decreased mainly due to higher gains from the sale of investments in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased driven by $11 million related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The increase was also driven by higher reserves in France from a new distributor, higher favorable claim reserve adjustments in the prior year and higher claims of $3 million related to the ferry disaster in Korea, partially offset by a decline in new claim registrations in the current year. The nine months ended September 30, 2014 included an increase of $6 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased largely from higher commissions of $26 million related to an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower operating expenses in the current year and a restructuring charge of $4 million in the prior year that did not recur. The nine months ended September 30, 2014 included an increase of $12 million attributable to changes in foreign exchange rates.

Amortization of DAC and intangibles increased primarily as a result of higher premium volume in the current year. The nine months ended September 30, 2014 included an increase of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 14.3% for the nine months ended September 30, 2014 from 34.3% for the nine months ended September 30, 2013. This decrease in the effective tax rate was primarily attributable to a favorable tax correction recorded in the current year, partially offset by changes in foreign income.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Net premiums written:
Northern Europe	$94	$113	$(19)	(17)%	$313	$325	$(12)	(4)%
Southern Europe	76	71	5	7%	270	223	47	21%
Structured deals (1)	5	8	(3)	(38)%	6	26	(20)	(77)%
New markets	7	9	(2)	(22)%	33	44	(11)	(25)%

Pre-deposit accounting basis (1)	182	201	(19)	(9)%	622	618	4	1%

Deposit accounting adjustments (1)	17	47	(30)	(64)%	62	162	(100)	(62)%

Total	$165	$154	$11	7%	$560	$456	$104	23%

Loss ratio	28%	25%	3%		28%	25%	3%

(1)	Amounts for prior periods have been re-presented as a result of classification differences between pre-deposit accounting amounts and deposit accounting adjustments. There was no impact on total net premiums written from the classification changes.

Net premiums written

For the three and nine months ended September 30, 2014, total net premiums written increased primarily driven by an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting. The increase was also attributable to sales growth in Germany and Italy for the three months ended September 30, 2014. For the nine months ended September 30, 2014, the increase was also attributable to growth in France from a new distributor and a favorable adjustment related to German premium taxes in the current year. The three and nine months ended September 30, 2014 included increases of $4 million and $18 million, respectively, attributable to changes in foreign exchange rates.

Loss ratio

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

For the three months ended September 30, 2014, the loss ratio increased mainly due to higher reserves in France from a new distributor. The increase was also driven by an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting, which impacted both benefits and premiums.

For the nine months ended September 30, 2014, the loss ratio increased mainly driven by an amendment to a reinsurance agreement in the current year that was previously accounted for under the deposit method of accounting, which impacted both benefits and premiums. The increase was also driven by higher claims related to the ferry disaster in Korea, higher reserves in France from a new distributor in the current year and higher favorable claim reserve adjustments in the prior year.

Runoff segment

Segment results of operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$1	$1	$—	—%
Net investment income	32	33	(1)	(3)%
Net investment gains (losses)	(33)	(14)	(19)	(136)%
Insurance and investment product fees and other	53	53	—	—%

Total revenues	53	73	(20)	(27)%

Benefits and expenses:
Benefits and other changes in policy reserves	13	9	4	44%
Interest credited	30	28	2	7%
Acquisition and operating expenses, net of deferrals	22	18	4	22%
Amortization of deferred acquisition costs and intangibles	5	2	3	150%

Total benefits and expenses	70	57	13	23%

Income (loss) from continuing operations before income taxes	(17)	16	(33)	NM (1)
Benefit for income taxes	(5)	(5)	—	—%

Income (loss) from continuing operations	(12)	21	(33)	(157)%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net	17	4	13	NM (1)

Net operating income	$5	$25	$(20)	(80)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased primarily related to our variable annuity products largely driven by less favorable equity market performance and less favorable taxes in the current year.

Revenues

Net investment losses increased principally from losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to gains in the prior year. This increase was partially offset by derivative gains and net investment gains from the sale of investment securities in the current year compared to derivative losses and net investment losses in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

Acquisition and operating expenses, net of deferrals, increased largely related to higher renewal commissions associated with our variable annuity products in the current year.

Amortization of DAC and intangibles increased related to our variable annuity products principally from less favorable equity market performance, partially offset by the impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the current year compared to a $4 million unfavorable unlocking in the prior year.

Benefit for income taxes. The effective tax rate increased to 29.4% for the three months ended September 30, 2014 from (31.3)% for the three months ended September 30, 2013. The increase in the effective tax rate was primarily related to the effect of pre-tax results on tax favored investment benefits, partially offset by changes in uncertain tax positions and a valuation allowance on foreign tax credit carryforwards in the prior year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Premiums	$3	$4	$(1)	(25)%
Net investment income	97	101	(4)	(4)%
Net investment gains (losses)	(43)	(82)	39	48%
Insurance and investment product fees and other	158	162	(4)	(2)%

Total revenues	215	185	30	16%

Benefits and expenses:
Benefits and other changes in policy reserves	27	23	4	17%
Interest credited	88	89	(1)	(1)%
Acquisition and operating expenses, net of deferrals	62	60	2	3%
Amortization of deferred acquisition costs and intangibles	26	(3)	29	NM (1)
Interest expense	1	1	—	—%

Total benefits and expenses	204	170	34	20%

Income from continuing operations before income taxes	11	15	(4)	(27)%
Benefit for income taxes	—	(2)	2	100%

Income from continuing operations	11	17	(6)	(35)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	21	30	(9)	(30)%

Net operating income	$32	$47	$(15)	(32)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Amortization of DAC and intangibles increased related to our variable annuity products primarily from lower net investment losses and less favorable equity market performance, partially offset by the impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the current year compared to a $4 million unfavorable unlocking in the prior year.

Benefit for income taxes. The effective tax rate was zero for the nine months ended September 30, 2014 compared to (13.3%) for the nine months ended September 30, 2013. The increase in the effective tax rate was primarily attributable to tax favored investments in relation to pre-tax income, partially offset by changes in the tax valuation allowance and changes in uncertain tax positions.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,

(Amounts in millions)	2014	2013	2014	2013
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$5,984	$5,983	$6,061	$6,141
Deposits	12	19	41	57
Surrenders, benefits and product charges	(204)	(186)	(612)	(542)

Net flows	(192)	(167)	(571)	(485)
Interest credited and investment performance	(29)	228	273	388

Account value, end of period	$5,763	$6,044	$5,763	$6,044

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,583	$1,601	$1,643	$1,662
Deposits	2	4	9	9
Surrenders, benefits and product charges	(81)	(67)	(239)	(228)

Net flows	(79)	(63)	(230)	(219)
Interest credited and investment performance	(12)	82	79	177

Account value, net of reinsurance, end of period	$1,492	$1,620	$1,492	$1,620

Variable Life Insurance
Account value, beginning of period	$317	$293	$316	$292
Deposits	2	2	6	6
Surrenders, benefits and product charges	(10)	(10)	(29)	(30)

Net flows	(8)	(8)	(23)	(24)
Interest credited and investment performance	2	17	18	34

Account value, end of period	$311	$302	$311	$302

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to June 30, 2014 primarily related to surrenders and less favorable equity market performance in the third quarter of 2014. The decrease in account value compared to December 31, 2013 was mainly attributable to surrenders outpacing favorable equity market performance during the first half of 2014 and interest credited. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value compared to June 30, 2014 was primarily related to surrenders and less favorable equity market performance in the third quarter of 2014. The decrease in account value compared to December 31, 2013 was primarily the result of surrenders outpacing favorable equity market performance during the first half of 2014. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
GICs, FABNs and Funding Agreements
Account value, beginning of period	$667	$1,077	$896	$2,153
Surrenders and benefits	(142)	(43)	(374)	(1,110)

Net flows	(142)	(43)	(374)	(1,110)
Interest credited	1	2	4	24
Foreign currency translation	—	—	—	(31)

Account value, end of period	$526	$1,036	$526	$1,036

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities. We consider the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Net investment income	$(9)	$(6)	$(3)	(50)%
Net investment gains (losses)	9	(11)	20	182%
Insurance and investment product fees and other	(3)	2	(5)	NM (1)

Total revenues	(3)	(15)	12	80%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	(1)	38	(39)	(103)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	74	81	(7)	(9)%

Total benefits and expenses	74	120	(46)	(38)%

Loss from continuing operations before income taxes	(77)	(135)	58	43%
Provision (benefit) for income taxes	4	(20)	24	120%

Loss from continuing operations	(81)	(115)	34	30%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	(7)	7	(14)	(200)%
(Gains) losses on early extinguishment of debt, net	—	20	(20)	(100)%

Net operating loss	$(88)	$(88)	$—	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss was flat as lower tax benefits were offset by lower interest expense and lower allocated expenses in the current year.

Revenues

Net investment income decreased primarily from lower average invested assets in the current year.

We had net investment gains in the current year mainly from derivative gains, partially offset by losses from the sale of investment securities and impairments. We had net investment losses in the prior year from losses from the sale of investment securities and derivative losses.

Insurance and investment product fees and other decreased attributable to losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions compared to gains in the prior year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased primarily attributable to $30 million of make-whole expenses paid related to the debt redemption in the prior year that did not recur and lower net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the repayment of $485 million of senior notes in June 2014 and the repurchase of $350 million of senior notes in August 2013, partially offset by debt issuances in August and December of 2013.

The income tax expense in the current year compared to an income tax benefit in the prior year was primarily attributable to additional tax expense required in the current year to offset tax benefits reported by the business segments.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2014 vs. 2013
Revenues:
Net investment income	$(17)	$(1)	$(16)	NM (1)
Net investment gains (losses)	(2)	(26)	24	92%
Insurance and investment product fees and other	(4)	44	(48)	(109)%

Total revenues	(23)	17	(40)	NM (1)

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	14	95	(81)	(85)%
Amortization of deferred acquisition costs and intangibles	2	8	(6)	(75)%
Interest expense	238	238	—	—%

Total benefits and expenses	254	341	(87)	(26)%

Loss from continuing operations before income taxes	(277)	(324)	47	15%
Benefit for income taxes	(73)	(86)	13	15%

Loss from continuing operations	(204)	(238)	34	14%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	1	17	(16)	(94)%
(Gains) losses on early extinguishment of debt, net	—	20	(20)	(100)%

Net operating loss	$(203)	$(201)	$(2)	(1)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

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

Insurance and investment product fees and other decreased $43 million as a result of the sale of our reverse mortgage business on April 1, 2013 and losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions compared to gains in the prior year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased $46 million as a result of the sale of our reverse mortgage business on April 1, 2013, $30 million from make-whole expenses paid related to the debt redemption in the prior year that did not recur and lower net expenses after allocations to our operating segments in the current year.

Amortization of DAC and intangibles decreased mainly related to higher software allocations to our operating segments in the current year.

The decrease in the income tax benefit was primarily attributable to additional tax expense required to offset tax benefits reported by the business segments in the current year, partially offset by a decrease in tax expense related to non-deductible stock compensation expense as a result of cancellations and a change in valuation allowance in the current year.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
(Amounts in millions)	2014		2013		2014 vs. 2013
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$651	4.7%	$651	(0.1)%	$—
Fixed maturity securities—non-taxable	3.4%	3	4.2%	3	(0.8)%	—
Commercial mortgage loans	5.4%	82	5.5%	81	(0.1)%	1
Restricted commercial mortgage loans related to securitization entities	6.6%	3	10.5%	8	(3.9)%	(5)
Equity securities	4.2%	3	3.2%	3	1.0%	—
Other invested assets (1)	36.2%	46	26.4%	41	9.8%	5
Restricted other invested assets related to securitization entities	1.0%	1	—%	—	1.0%	1
Policy loans	8.5%	32	7.9%	33	0.6%	(1)
Cash, cash equivalents and short-term investments	0.7%	7	0.4%	4	0.3%	3

Gross investment income before expenses and fees	4.7%	828	4.8%	824	(0.1)%	4
Expenses and fees	(0.1)%	(23)	(0.1)%	(23)	—%	—

Net investment income	4.6%	$805	4.7%	$801	(0.1)%	$4

Average invested assets and cash		$70,466		$68,616		$1,850

(1)	Included in other invested assets was $19 million and $17 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the three months ended September 30, 2014 and 2013, respectively.

	Nine months ended September 30,				Increase (decrease)
	2014		2013		2014 vs. 2013
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,965	4.8%	$1,979	(0.2)%	$(14)
Fixed maturity securities—non-taxable	3.6%	9	3.2%	7	0.4%	2
Commercial mortgage loans	5.5%	246	5.6%	244	(0.1)%	2
Restricted commercial mortgage loans related to securitization entities	6.6%	11	9.3%	22	(2.7)%	(11)
Equity securities	4.9%	11	4.1%	13	0.8%	(2)
Other invested assets (1)	34.1%	135	21.3%	128	12.8%	7
Restricted other invested assets related to securitization entities	1.0%	3	—%	—	1.0%	3
Policy loans	8.6%	95	7.9%	97	0.7%	(2)
Cash, cash equivalents and short-term investments	0.6%	19	0.5%	16	0.1%	3

Gross investment income before expenses and fees	4.7%	2,494	4.8%	2,506	(0.1)%	(12)
Expenses and fees	(0.1)%	(71)	(0.1)%	(70)	—%	(1)

Net investment income	4.6%	$2,423	4.7%	$2,436	(0.1)%	$(13)

Average invested assets and cash		$70,102		$69,022		$1,080

(1)	Included in other invested assets was $54 million and $60 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the nine months ended September 30, 2014 and 2013, respectively.

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

For the three months ended September 30, 2014, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets and a $22 million unfavorable prepayment speed adjustment on structured securities in the current year.

For the nine months ended September 30, 2014, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets, a $22 million unfavorable prepayment speed adjustment on structured securities and $5 million of lower gains related to bond calls and mortgage loan prepayments. These decreases were partially offset by $18 million of higher gains related to limited partnerships in the current year. The nine months ended September 30, 2014 included a decrease of $14 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Available-for-sale securities:
Realized gains	$17	$26	$62	$144
Realized losses	(5)	(38)	(42)	(151)

Net realized gains (losses) on available-for-sale securities	12	(12)	20	(7)

Impairments:
Total other-than-temporary impairments	(13)	(3)	(16)	(17)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	7	(2)	7	(5)

Net other-than-temporary impairments	(6)	(5)	(9)	(22)

Trading securities	4	(6)	24	(15)
Commercial mortgage loans	3	1	9	5
Net gains (losses) related to securitization entities	(1)	21	14	43
Derivative instruments	(38)	(19)	(66)	(63)
Contingent consideration adjustment	(1)	—	(1)	—
Other	—	(3)	(1)	(4)

Net investment gains (losses)	$(27)	$(23)	$(10)	$(63)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

•	We recorded $6 million and $5 million of net other-than-temporary impairments during the three months ended September 30, 2014 and 2013, respectively. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million during the three months ended September 30, 2014. Of total impairments during the three months ended September 30, 2014 and 2013, $1 million and $3 million, respectively, related to structured securities.

•	Net investment losses related to derivatives of $38 million during the three months ended September 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held, as well as losses related to derivatives used to hedge our fixed indexed annuity product. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries. Net investment losses related to derivatives of $19 million during the three months ended September 30, 2013 were primarily associated with GMWB losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments. In addition, there were losses related to derivatives used to hedge foreign currency risk associated with near-term expected dividend payments from certain subsidiaries. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield.

•	We recorded net gains of $12 million related to the sale of available-for-sale securities during the three months ended September 30, 2014 compared to net losses of $12 million during the three months ended September 30, 2013. We recorded $4 million of gains related to trading securities during the three months ended September 30, 2014 compared to $6 million of losses during the three months ended September 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We also recorded a loss of $1 million related to securitization entities during the three months ended September 30, 2014 compared to $21 million of gains during the three months ended September 30, 2013 primarily associated with derivatives.

•	The aggregate fair value of securities sold at a loss during the three months ended September 30, 2014 and 2013 was $225 million from the sale of 50 securities and $407 million from the sale of 128 securities, respectively, which was approximately 98% and 93%, respectively, of book value. The loss on sales of securities during the three months ended September 30, 2014 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss in the third quarter of 2014 included two mortgage-backed securities that were sold for a total loss of $1 million related to portfolio repositioning activities. The securities sold at a loss in the third quarter of 2013 included one mortgage-backed security that was sold for a total loss of $7 million related to portfolio repositioning activities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

•	We recorded $9 million and $22 million of net other-than-temporary impairments during the nine months ended September 30, 2014 and 2013, respectively. Of total impairments during the nine months ended September 30, 2014 and 2013, $2 million and $12 million, respectively, related to structured securities, including $1 million and $5 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million during the nine months ended September 30, 2014. Impairments related to corporate securities as a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or where we have intent to sell were $6 million during the nine months ended September 30, 2013.

•	Net investment losses related to derivatives of $66 million during the nine months ended September 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the IPO of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries. Net investment losses related to derivatives of $63 million during the nine months ended September 30, 2013 were primarily associated with GMWB losses due to annual actuarial unlocking related to lapse and mortality assumption adjustments, decreases in the values of instruments used to protect statutory surplus from declines in equity markets and policyholder funds underperforming as compared to market indices. In addition, there were losses related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates. These losses were partially offset by gains driven by tightening credit spreads on credit default swaps where we sold protection to improve diversification and portfolio yield, as well as gains related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions.

•	We recorded net gains of $20 million related to the sale of available-for-sale securities during the nine months ended September 30, 2014 compared to net losses of $7 million during the nine months ended September 30, 2013. The nine months ended September 30, 2014 included a gain on a previously impaired financial hybrid security that was called by the issuer in the current year. We recorded $24 million of gains related to trading securities during the nine months ended September 30, 2014 compared to $15 million of losses during the nine months ended September 30, 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We recorded $29 million of lower net gains related to securitization entities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily related to lower gains on derivatives, partially offset by gains on trading securities in the current year compared to losses in the prior year.

•	The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2014 and 2013 was $732 million from the sale of 150 securities and $1,293 million from the sale of 308 securities, respectively, which was approximately 95% and 90%, respectively, of book value. The loss on sales of securities during the nine months ended September 30, 2014 was primarily driven by widening credit spreads. Generally, securities that are sold at a loss represent either small dollar amounts or percentage losses upon disposition. The securities sold at a loss during the nine months ended September 30, 2014 included three U.S. corporate securities sold for a total loss of $8 million and one foreign corporate security sold for a total loss of $3 million in the first quarter of 2014, three U.S. corporate securities that were sold for a total loss of $10 million in the second quarter of 2014 and two mortgage-backed securities sold for a total loss of $1 million in the third quarter of 2014 related to portfolio repositioning activities. The securities sold at a loss during the nine months ended September 30, 2013 included three mortgage-backed securities sold for a total loss of $19 million, one asset-backed security sold for a total loss of $3 million and one corporate security sold for a total loss of $3 million in the first quarter of 2013, three asset-backed securities that were sold for a total loss of $10 million and one mortgage-backed security that was sold for a total loss of $4 million in the second quarter of 2013 and one mortgage-backed security that was sold for a total loss of $7 million in the third quarter of 2013 related to portfolio repositioning activities.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$46,571	61%	$44,375	61%
Private	15,746	21	14,254	20
Commercial mortgage loans	6,077	8	5,899	8
Other invested assets	2,281	2	1,686	2
Policy loans	1,512	2	1,434	2
Restricted other invested assets related to securitization entities	404	1	391	1
Equity securities, available-for-sale	313	—	341	—
Restricted commercial mortgage loans related to securitization entities	209	—	233	—
Cash and cash equivalents	3,477	5	4,214	6

Total cash, cash equivalents and invested assets	$76,590	100%	$72,827	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2014, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our “—Notes to Condensed Consolidated Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,991	$710	$—	$(59)	$—	$5,642
Tax-exempt (1)	346	25	—	(15)	—	356
Government—non-U.S. (2)	1,902	136	—	(3)	—	2,035
U.S. corporate (2), (3)	24,398	2,653	19	(114)	—	26,956
Corporate—non-U.S. (2)	14,691	995	—	(48)	(1)	15,637
Residential mortgage-backed (4)	4,864	308	14	(30)	(1)	5,155
Commercial mortgage-backed	2,623	117	4	(16)	—	2,728
Other asset-backed (4)	3,825	29	1	(47)	—	3,808

Total fixed maturity securities	57,640	4,973	38	(332)	(2)	62,317
Equity securities	281	38	—	(6)	—	313

Total available-for-sale securities	$57,921	$5,011	$38	$(338)	$(2)	$62,630

(1)	Fair value included municipal bonds of $273 million related to special revenue bonds, $78 million related to general obligation bonds and $5 million related to other municipal bonds.
(2)	Fair value included European periphery exposure of $240 million in Ireland, $217 million in Spain, $146 million in Italy and $15 million in Portugal.
(3)	Fair value included municipal bonds of $1,287 million related to special revenue bonds and $531 million related to general obligation bonds.
(4)	Fair value included $60 million collateralized by sub-prime residential mortgage loans and $90 million collateralized by Alt-A residential mortgage loans.

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

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $21 million and $44 million as of September 30, 2014 and December 31, 2013, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities and trading bonds in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the nine months ended September 30, 2014, our exposure to the peripheral European countries increased by $27 million to $618 million with unrealized gains of $49 million. Our exposure as of September 30, 2014 was diversified with direct exposure to local economies of $241 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $107 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $270 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$794	414	40%	$—	—
2005	960	240	54%	—	—
2006	844	225	61%	24	4
2007	669	148	69%	—	—
2008	232	51	64%	6	1
2009	—	—	—%	—	—
2010	129	59	43%	—	—
2011	266	53	56%	—	—
2012	652	95	61%	—	—
2013	850	138	64%	—	—
2014	705	113	69%	—	—

Total	$6,101	1,536	59%	$30	5

(1)	Represents weighted-average loan-to-value as of September 30, 2014.

	December 31, 2013
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$941	486	41%	$—	—
2005	1,025	253	55%	—	—
2006	964	242	62%	32	6
2007	812	157	70%	1	1
2008	237	51	68%	6	1
2009	—	—	—%	—	—
2010	142	63	44%	—	—
2011	273	54	58%	—	—
2012	673	97	63%	—	—
2013	865	138	67%	—	—

Total	$5,932	1,541	59%	$39	8

(1)	Represents weighted-average loan-to-value as of December 31, 2013.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Allowance for credit losses:
Beginning balance	$27	$38	$33	$42
Charge-offs	—	(1)	(1)	(3)
Recoveries	—	—	—	—
Provision	(3)	(1)	(8)	(3)

Ending balance	$24	$36	$24	$36

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$24	$36	$24	$36

Recorded investment:
Ending balance	$6,101	$5,893	$6,101	$5,893

Ending balance of individually impaired loans	$17	$2	$17	$2

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,084	$5,891	$6,084	$5,891

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2014		December 31, 2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$664	29%	$471	28%
Derivatives counterparty collateral	521	23	199	12
Securities lending collateral	339	15	187	11
Limited partnerships	262	11	282	17
Trading securities	226	10	239	14
Short-term investments	178	8	220	13
Other investments	91	4	88	5

Total other invested assets	$2,281	100%	$1,686	100%

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

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	September 30, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(597)	$13,329
Inflation indexed swaps	Notional	561	15	(3)	573
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(189)	48

Total cash flow hedges		14,759	15	(789)	13,985

Fair value hedges:
Interest rate swaps	Notional	6	—	(1)	5

Total fair value hedges		6	—	(1)	5

Total derivatives designated as hedges		14,765	15	(790)	13,990

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	253	(6)	5,069
Interest rate swaps related to securitization entities	Notional	91	—	(10)	81
Credit default swaps	Notional	639	5	—	644
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	777	439	(394)	822
Financial futures	Notional	1,260	4,299	(4,226)	1,333
Equity return swaps	Notional	110	223	(223)	110
Foreign currency swaps	Notional	—	104	—	104
Other foreign currency contracts	Notional	487	677	(786)	378

Total derivatives not designated as hedges		8,498	6,000	(5,645)	8,853

Total derivatives		$23,263	$6,015	$(6,435)	$22,843

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	September 30, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(1,541)	40,504
Fixed index annuity embedded derivatives	Policies	7,705	3,767	(110)	11,362
Indexed universal life embedded derivatives	Policies	29	228	—	257

The decrease in the notional value of derivatives was primarily attributable to a $0.8 billion notional decrease in qualified interest rate swaps and forward bond purchase commitments related to our interest rate hedging strategy associated with our long-term care insurance products. The decrease was partially offset by a $0.3 billion notional increase related to hedges of the GMWB liability on our variable annuity products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales.

Consolidated Balance Sheets

Total assets. Total assets increased $2,469 million from $108,045 million as of December 31, 2013 to $110,514 million as of September 30, 2014.

•	Cash, cash equivalents and invested assets increased $3,763 million primarily from an increase of $4,500 million in invested assets, partially offset by a decrease of $737 million in cash and cash equivalents. Our fixed maturity securities portfolio increased $3,688 million principally attributable to higher unrealized gains attributable to changes in interest rates in the current year and as purchases exceeded sales and maturities. Other invested assets increased $595 million primarily driven by an increase in derivatives and derivatives counterparty collateral largely attributable to changes in the long-term interest rate environment in the current year. Securities lending collateral also increased primarily driven by market demand. These increases in other invested assets were partially offset by a decrease in short-term investments from net maturities and sales in the current year.

•	Goodwill decreased $551 million largely as result of goodwill impairments of $350 million in our life insurance business and $200 million in our long-term care insurance business recorded in the third quarter of 2014.

•	Separate account assets decreased $718 million as death and surrender benefits exceeded favorable market performance in the current year.

Total liabilities. Total liabilities increased $968 million from $92,425 million as of December 31, 2013 to $93,393 million as of September 30, 2014.

•	Our policyholder-related liabilities increased $2,052 million primarily driven by our long-term care insurance business largely as a result of a $604 million increase primarily related to the completion of a comprehensive review of our long-term care insurance claim reserves conducted over the past few months. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $61 million unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option. The remaining increase in our long-term care insurance business was also attributable to aging and growth of the in-force block and higher frequency of new claims in the current year. Our fixed annuities and life insurance businesses also increased related to growth of our in-force blocks. These increases were partially offset by a decrease in our U.S. mortgage insurance business due to lower delinquencies in the current year and the continued runoff of our institutional products.

•	Other liabilities decreased $491 million mainly related to a decrease in derivatives in the current year.

•	Long-term borrowings decreased $499 million largely related to the repayment of $485 million on our senior notes that matured in June 2014. In addition, Genworth Canada issued CAD$160 million of senior notes due in 2024 and used the proceeds to repay CAD$150 million of senior notes that were scheduled to mature in 2015. The remaining change related to changes in foreign exchange rates on our Canadian and Australian debt.

•	Deferred tax liability increased $669 million primarily from an increase in unrealized net investment gains in the current year.

•	Separate account liabilities decreased $718 million as death and surrender benefits exceeded favorable market performance in the current year.

Total stockholders’ equity. Total stockholders’ equity increased $1,501 million from $15,620 million as of December 31, 2013 to $17,121 million as of September 30, 2014.

•	Additional paid-in capital decreased $136 million largely attributable to the IPO of 33.8% of our Australian mortgage insurance business in May 2014.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $484 million in the current year.

•	Accumulated other comprehensive income (loss) increased $1,392 million predominately attributable to higher net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment in the current year.

•	Noncontrolling interests increased $729 million predominately attributable to the IPO of 33.8% of our Australian mortgage insurance business in May 2014.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2014	2013
Net cash from operating activities	$1,140	$1,093
Net cash from investing activities	(2,003)	(287)
Net cash from financing activities	149	(811)

Net decrease in cash before foreign exchange effect	$(714)	$(5)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Cash inflows from operating activities during the current year increased compared to the prior year primarily as lower claim payments were partially offset by higher tax payments in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Cash outflows from investing activities during the current year increased compared to the prior year from higher purchases in excess of maturities and sales of fixed maturity securities in the current year and net cash received from the sale of our wealth management business in the prior year that did not recur.

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

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity and equity securities on our consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary.

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of September 30, 2014 and December 31, 2013, the fair value of securities loaned under our securities lending program in the United States was $337 million and $191 million, respectively. As of September 30, 2014 and December 31, 2013, the fair value of collateral held under our securities lending program in the United States was $339 million and $187 million, respectively, and the offsetting obligation to return collateral of $349 million and $199 million, respectively, was included in other liabilities in our consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of September 30, 2014 and December 31, 2013.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of September 30, 2014 and December 31, 2013, the fair value of securities loaned under our securities lending program in Canada was $388 million and $229 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2014 and December 31, 2013, the fair value of securities pledged under the repurchase program was $563 million and $890 million, respectively, and the repurchase obligation of $526 million and $919 million, respectively, was included in other liabilities in our consolidated balance sheets.

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

Genworth Holdings had $988 million and $1,219 million of cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively. Genworth Holdings also held $150 million in U.S. government securities as of September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014, we received dividends from our international subsidiaries of $563 million, including approximately $500 million from the net proceeds of the IPO of our Australian mortgage insurance business. During the nine months ended September 30, 2014, Genworth Financial contributed $12 million to Genworth Holdings for expenses related to the IPO which subsequently contributed it to its subsidiaries. The net proceeds of $500 million received by Genworth Holdings were net of capital contributions for these expenses which will be paid to Genworth Holdings in the fourth quarter of 2014.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. In June 2014, one of our U.S. life insurance subsidiaries completed a life reinsurance transaction that generated approximately $90 million in additional unassigned surplus on a U.S. statutory basis. As of September 30, 2014, our total cash, cash equivalents and invested assets were $76.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 32% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2014.

The consolidated risk-based capital ratio for our U.S. domiciled life insurance subsidiaries was negatively impacted by the increase in our long-term care insurance claim reserves as a result of the comprehensive review completed in the third quarter of 2014, and may be further negatively impacted if we are required to increase reserves following the expected completion of our active life margin review in the fourth quarter of 2014.

We intend to increase capital in our U.S. life insurance business to (i) address the reduction in capital resulting from the completion of a comprehensive review of our long-term care insurance claim reserves conducted over the past few months, and (ii) enhance our financial strength and flexibility to maintain our commercial presence in our long-term care insurance, life insurance and fixed annuities businesses and provide for unforeseen events or developments. We intend to increase capital by, among other things, eliminating life company dividends to the holding company in the near term, pursuing additional long-term care insurance rate actions, seeking opportunities to reduce risk in legacy long-term care insurance blocks of business, utilizing reinsurance to increase available capital, pursuing opportunistic block transactions and realizing certain capital benefits associated with the utilization of certain tax attributes.

On April 29, 2014, Genworth Canada announced acceptance by the Toronto Stock Exchange of Genworth Canada’s Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through April 2015, up to an aggregate of 4.7 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

In May 2014, our U.S. mortgage holding company contributed $300 million to GEMICO, our primary U.S. mortgage insurance subsidiary.

On July 10, 2014, the FHFA released publicly a draft of the revised PMIERs guidelines. We estimate that the amount of additional capital required to meet these guidelines and operate our business will be between $500 million and $700 million as of June 30, 2015.

We currently believe we have a variety of sources we could utilize to satisfy these capital requirements, and currently intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company, to satisfy them. For a discussion of the factors that may affect our estimate of the amount of additional capital that may be required to meet the PMIERs guidelines and the availability of reinsurance and other transactions to satisfy these capital requirements, see “—Business trends and conditions—Trends and conditions affecting our segments—U.S. Mortgage Insurance.”

We currently intend that our U.S. mortgage insurance business will meet the additional capital requirements contained in the PMIERs guidelines by the anticipated effective date of June 30, 2015. We will seek to utilize the transition period provided for in the draft guidelines if we do not comply by the anticipated effective date (subject to GSE approval). We believe that our U.S. mortgage insurance business is well positioned to meet the draft version of the operational and financial requirements contained in the guidelines within the prescribed transition period and expect the business to maintain its strong presence in the private mortgage insurance market.

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

We believe existing cash held at Genworth Holdings combined with dividends from subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries and proceeds from borrowings or securities issuances will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We manage liquidity at Genworth Holdings to maintain a minimum balance of one and half times expected annual debt interest payments plus an additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows and we may choose to hold higher cash levels. We will evaluate the target level of the excess amount as circumstances warrant. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the nine months ended September 30, 2014 or 2013.

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

While equity and credit markets generally improved during 2013, credit market volatility continued into 2014 and credit spreads generally widened for most fixed income asset classes in the third quarter of 2014, reversing the trend from the first half of 2014. Additionally, U.S. Treasury yields remained at historically low levels during the first nine months of 2014. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the third quarter of 2014, the U.S. dollar strengthened against the Canadian dollar as well as the Euro as compared to the second quarter of 2014 and the third quarter of 2013. However, the U.S. dollar weakened against the Australian dollar compared to the second quarter of 2014 and the third quarter of 2013. The U.S. dollar also weakened against the currency in the United Kingdom compared to the third quarter of 2013 but strengthened compared to the second quarter of 2014. The overall strengthening of the U.S. dollar in the third quarter of 2014 generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2014

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement Procedures Act (“RESPA”) or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.

Except as disclosed below, there were no material developments during the three months ended September 30, 2014 in any of the legal proceedings identified in Part I, Item 3 of our 2013 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2014 and June 30, 2014. In addition, except as disclosed below, there were no new material legal proceedings initiated during the three months ended September 30, 2014.

In August 2014, Genworth Financial, Inc., its current chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit seeks unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al, was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same security law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. The United States District Court for the Eastern District of Virginia has not yet designated a Lead Plaintiff. We intend to vigorously defend this action.

As previously disclosed, in April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices, which settlement took effect in the second quarter of 2014. As a result, the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices were dismissed in the third quarter of 2014. In October 2014, the parties executed a definitive settlement agreement to settle all remaining claims in the arbitrations. Implementation of the settlement to resolve the remaining claims is subject to the consent of the GSEs. The settlement provides that our U.S. mortgage insurance subsidiaries will remit a portion of the previously curtailed claim amounts to Bank of America, N.A. and will agree to certain limits on future curtailment activity for loans that are part of the settlement. Once the consents of the GSEs are obtained, which is anticipated to occur prior to the end of the first half of 2015, the parties will move to dismiss all remaining matters in the arbitration.

In addition to the negotiated settlement with Bank of America, N.A. discussed above, we engage from time to time in discussions with other lenders and servicers over disputed loss mitigation activities. During the third quarter of 2014, we engaged in discussions with another servicer in an effort to resolve a pending dispute that does not currently involve any formal legal proceeding. We have recorded an aggregate increase in our claim reserves for our U.S. mortgage insurance business of $53 million principally to provide for the anticipated financial impact in connection with the settlement of the Bank of America, N.A. arbitration discussed above, as well as the other dispute. The ultimate cost of resolving the other dispute (and the remaining claims involving Bank of America, N.A. in the event the settlement is not approved by the GSEs) may be higher than the amounts we have currently reserved for these matters.

As previously disclosed, beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurers and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. On June 26, 2014, the court in the Hill action granted our motion for summary judgment. In July 2014, the Hill plaintiffs filed a notice of appeal with the Third Circuit Court of Appeals. In the Riddle case, in November 2013, the United States District Court for the Eastern District of Pennsylvania granted our motion for summary judgment dismissing the case. Plaintiffs appealed this dismissal. In October 2014, the Third Circuit Court of Appeals upheld the dismissal of the Riddle action. We intend to vigorously defend the remaining actions.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. Except as disclosed above, we also are not able to provide an estimate or range of possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2013 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2014.

Recent and future adverse rating agency actions could result in a loss of business and adversely affect our business, results of operations and financial condition.

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

Over the last several years, the ratings of our holding company and several of our insurance companies have been downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur (and have occurred) for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our business, results of operations and financial condition.

These direct or indirect effects could include, but are not limited to:

•	reducing new sales of insurance products, annuities and other investment products;

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•	adversely affecting our relationships with key distributors, independent sales intermediaries and our dedicated sales specialists, including the loss of exclusivity under certain agreements with our independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to post additional collateral or terminate contracts under the terms of agreements with derivative counterparties, or to provide support in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements;

•	adversely affecting our ability to maintain reinsurance assumed or obtain new reinsurance or obtain it on reasonable pricing terms;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting our financial flexibility;

•	adversely affecting our ability to raise capital; and

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets and replace our credit agreement when it expires in 2016.

Following the release of our results for the third quarter of 2014 (including the increase of our long-term care insurance claim reserves), Moody’s and S&P took a variety of adverse ratings actions with respect to our company, Genworth Holdings and certain of our insurance subsidiaries and financing entities. Moody’s announced, among other things, that it has placed the credit ratings of Genworth Holdings and the financial strength ratings of its principal life insurance subsidiaries on review for downgrade. Moody’s also announced that it has placed the financial strength rating of Genworth Seguros de Credit a la Vivienda S.A. de C.V. under review for downgrade and has withdrawn the rating and will re-issue it at the local country level. S&P has announced that it has lowered the issuer credit and senior unsecured debt ratings on Genworth Holdings to “BB+” from “BBB-”and lowered its financial strength ratings of its principal life insurance subsidiaries to “BBB+” from “A-”, in each case with a negative outlook, and has also lowered its financial strength ratings of certain of our financing entities. As a result, because of their ratings approach linking ratings of affiliated companies, S&P also announced that it has lowered its financial strength ratings on our principal Canadian, Australian and European mortgage insurance subsidiaries and placed its ratings of our principal lifestyle protection insurance subsidiaries on credit-watch with negative implications.

We believe these ratings actions will moderately increase our financing costs under our existing credit agreements, increase future borrowing costs and are expected to reduce sales in some of our products. These actions may also have some or all of the other direct or indirect adverse effects discussed above (among others), all of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot predict what the outcome of the pending reviews will be or whether any of the negative outlooks will lead to downgrades. We also cannot predict what announcements any other rating agencies may make or actions they may take based on our third quarter results, the expected completion of the active life margin review in the fourth quarter of 2014 or otherwise, or what additional announcements Moody’s and S&P may make or actions they may take (including based on the expected completion of the active life margin review in the fourth quarter of 2014). Any further adverse ratings announcements or actions could have, or intensify the adverse impact of, any of the direct or indirect effects discussed above (among others), all of which could have a material adverse impact on our business, results of operations or financial condition.

In addition, the GSEs require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch Ratings (“Fitch”) and Moody’s) of at least “AA-”/“Aa3” (as applicable) under the GSE MI Eligibility Standards; otherwise, these requirements state that additional limitations or requirements may be imposed in the case of Fannie Mae or will be imposed in the case of Freddie Mac for eligibility to insure loans purchased by the GSEs. Currently, we do not meet the ratings requirements of the GSE MI Eligibility Standards, and have remained in discussions with the GSEs. In February 2008, the GSEs temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs. The GSEs are reviewing the MI Eligibility Standards and have proposed the PMIERs guidelines as modifications to these standards. In conjunction with that review, and as a condition to us being eligible to continue to insure mortgage loans sold to Fannie Mae prior to the finalization of the PMIERs guidelines, Fannie Mae has imposed additional restrictions on us in addition to the existing MI Eligibility Standards. See “—Business trends and conditions—Trends and conditions affecting our segments—U.S. Mortgage Insurance” for additional information. For the year ended December 31, 2013, the GSEs purchased the majority of the flow mortgage loans we insured in the United States. An inability to insure mortgage loans sold to the GSEs, or their transfer of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our financial condition and results of operations. In addition, we cannot be sure that these new restrictions will not have a material adverse impact on our business, financial condition or results of operations.

We need to increase the capital in our U.S. mortgage insurance business and intend to increase capital in our U.S. life insurance business and may not be able to do so on the anticipated timetable and terms or at all, and with the anticipated benefits.

We need to meet the increased capital needs of our U.S. mortgage insurance business resulting from the revised draft PMIERs guidelines. We also intend to increase capital in our U.S. life insurance business in order to (i) address the reduction in capital resulting from the completion of a comprehensive review of our long-term care insurance claim reserves conducted over the past few months, and (ii) enhance our financial strength and flexibility to maintain our commercial presence in our long-term care insurance, life insurance and fixed annuities businesses and provide for unforeseen events or developments. To increase capital in our U.S. life insurance business, we intend to increase capital by, among other things, eliminating life company dividends to the holding company in the near term, pursuing additional long-term care insurance rate actions, seeking opportunities to reduce risk in legacy long-term care insurance blocks of business, utilizing reinsurance, pursuing opportunistic block transactions and realizing certain capital benefits associated with the utilization of certain tax attributes. In addition, we may need to increase the capital of our U.S. life insurance business following the expected completion of our active life margin review (including statutory asset adequacy testing) in the fourth quarter of 2014. See “—If our reserves for future policy claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.”

To address the increased capital needs of our U.S. mortgage insurance business, we intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company. The implementation of these actions depends on market conditions, third-party approvals or other actions (including approval by regulators), and other factors which are outside of our control and therefore, we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits.

In addition, the amount of capital required for our U.S. life insurance business and U.S. mortgage insurance business may be higher than currently anticipated, which would increase the associated risks. Our inability to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. For a discussion of factors affecting our estimate of the amount of additional capital that will be required to meet the PMIERs guidelines and operate our business and our ability to utilize reinsurance or similar transactions to satisfy these capital requirements, see “—The GSEs are conducting a review of the MI Eligibility Standards and have released draft versions of new PMIERs guidelines. If we are unable to meet the revised PMIERs guidelines upon their implementation, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, or the capital required to meet the new PMIERs guidelines may be higher than we anticipate, either of which would have a material adverse effect on our business, results of operations and financial condition.” Although we do not currently intend to do so based on our current anticipated capital requirements and sources of capital, if circumstances change we may decide to issue equity at Genworth Financial, which would be dilutive to our shareholders, or debt at Genworth Financial or Genworth Holdings (including debt convertible into equity of Genworth Financial), which would increase our leverage.

If our reserves for future policy claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors, and changes in these factors, can affect future experience, including, but not limited to, interest rates; market returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience; policyholder persistency; insured life expectancy or longevity; insured morbidity; and doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders as a result of customer, business, regulatory approvals or other considerations.

We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments (as we have on various occasions in the past) as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant (as they have been on occasions in the past) and this would adversely affect our results of operations and financial condition and may result in needing to increase capital to support our business.

During the second quarter of 2014, we experienced meaningful increases in adverse claims experience for our long-term care insurance products, resulting in significant deterioration in operating income. We recently completed a comprehensive review of our long-term care insurance claim reserves. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. As a result of these changes, we increased our long-term care insurance claim reserves by $604 million, before reinsurance, during the third quarter of 2014.

In the fourth quarter of 2014 we will perform our loss recognition testing for long-term care insurance and related recoverability testing for DAC and PVFP as part of our active life margin review on a U.S. GAAP basis. As part of this review, we compare the net present value of future benefit payments, expenses and future gross premiums to our existing net U.S. GAAP liability. Based on the work done in connection with the recently completed claim reserves review that resulted in changes to our claim terminations and benefit utilization assumptions and associated methodologies, we expect these changes will materially reduce our active life margins (on a U.S. GAAP basis). We are developing related management actions (including developing assumptions for our expected premium increases and other items, which will consider, where applicable, our assessment of expected regulatory approvals of these items) and will include our best estimate of the impact of these items in our loss recognition and related recoverability testing, which we expect will offset much, or possibly most, of the reduction on margins from the completed claims reserve review. However, these management actions and the related assumptions have not been finalized and we therefore do not yet know the extent of the impact. In addition, due to the age of our acquired long-term care insurance business, the results of our PVFP recoverability review are less likely to benefit from management actions and therefore more likely to be negatively impacted than newer business. As a result, there is a higher likelihood that we will be required to recognize a loss by amortizing more PVFP and/or increasing reserves for that acquired business. We may also make changes to other loss recognition testing and DAC and PVFP recoverability assumptions and methodologies (including related to morbidity, interest rates, lapse and mortality, among others), but we currently cannot predict with more specificity the nature, extent or margin impact of any of the assumption and methodology changes we will make in completing our active life margin review and whether or not the resulting impact will be material. To the extent, based on the review, our margin is negative or if we project there will be income followed by losses in our long-term care insurance business, we will be required to recognize a loss, by amortizing more DAC or PVFP and/or establishing additional benefit reserves, the impact of which may be material. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC or PVFP and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition.

As part of our active life margin review, we also perform a similar asset adequacy test separately for each of our U.S. life insurance companies on a statutory accounting basis. Based on the work done in connection with the recently completed claim reserves review that resulted in changes to our claim terminations and benefit utilization assumptions and associated methodologies, we expect these changes will materially reduce our active life margins (on a statutory accounting basis). We are developing related management actions (including developing assumptions for our expected premium increases and other items, which will consider, where applicable, our assessment of expected regulatory approvals of these items) and will include our appropriate estimate of the impact of these items in our asset adequacy test, which we expect will offset much, or possibly most, of the reduction on margins from the completed claims reserve review. However, these management actions and the related assumptions have not been finalized and we therefore do not yet know the extent of the impact. The statutory asset adequacy testing results and related margin will also depend significantly on the extent to which we are permitted by regulators in our states of domicile to reflect the management actions under development. We may also make changes to other statutory asset adequacy testing assumptions and methodologies (including related to morbidity, interest rates, lapse and mortality, among others), but we currently cannot predict with more specificity the nature, extent or margin impact of any of the assumption and methodology changes we will make in completing our active life margin review and whether or not the resulting impact will be material. To the extent that the statutory asset adequacy margin is negative, we would need to increase statutory reserves, which would decrease our risk-based capital ratios and we may be required to increase our capital within our U.S. life insurance companies. New York State regulates Genworth Life Insurance Company of New York (“GLICNY”), one of our U.S. life insurance companies, and historically has explicitly prohibited including premium rate increases that are not approved and implemented in asset adequacy testing. New York State has also historically required specific interest rate scenarios, including an immediate and permanent decrease, to be tested, and has not allowed long-term care insurance asset adequacy testing results to be combined with other products. As a result, there is a higher likelihood that we will need to increase statutory reserves for GLICNY. At September 30, 2014, the active life reserve in GLICNY was less than 10% of our overall active life reserves on a statutory basis for all of our life insurance companies. A significant decrease in our statutory asset adequacy margin or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition. For information relating to risks associated with increasing our capital, see “—We need to increase the capital in our U.S. mortgage insurance business and intend to increase capital in our U.S. life insurance business and may not be able to do so on the anticipated timetable and terms or at all, and with the anticipated benefits.”

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

We regularly review DAC and PVFP to determine if they are recoverable from future income or as part of our loss recognition testing. If these costs are not recoverable, they are charged as expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of the relevant insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period. Equity market volatility could result in losses in our variable annuity products and associated hedging program which could challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

For information relating to risks associated with loss recognition testing and recoverability testing (including in connection with the expected completion of the active life margin review in the fourth quarter of 2014), see “—If our reserves for future policy claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.”

Fannie Mae, Freddie Mac and a small number of large mortgage lenders exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have an adverse impact on our U.S. mortgage insurance business.

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae and Freddie Mac purchased approximately 61%, 69% and 63% for the years ended December 31, 2013, 2012 and 2011, respectively, of all the mortgage loans originated in the United States, according to statistics published by Inside Mortgage Finance. We believe the mortgages purchased by Fannie Mae and Freddie Mac have increased the market size for flow private mortgage insurance during recent years. However, while Fannie Mae’s and Freddie Mac’s purchase activity increased in recent years, mortgage insurance penetration did not increase proportionately due to a combination of tighter mortgage insurance guidelines and the impact of GSE loan-level pricing on high loan-to-value loans. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac independently establish eligibility standards for U.S. mortgage insurers. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the United States. Fannie Mae and Freddie Mac are also subject to regulatory oversight by the U.S. Department of Housing and Urban Development Administration and the FHFA. For the year ended December 31, 2013, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insured. Fannie Mae and Freddie Mac require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable), with no rating below those levels by any of those three listed rating agencies; otherwise, these requirements state that additional limitations or requirements may be imposed in the case of Fannie Mae or will be imposed in the case of Freddie Mac for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs. The GSEs are reviewing the MI Eligibility Standards and have proposed the PMIERs guidelines as modifications to these standards. In conjunction with that review, and as a condition to us being eligible to continue to insure mortgage loans sold to Fannie Mae prior to the finalization of the PMIERs guidelines, Fannie Mae has imposed additional restrictions on us in addition to the existing MI Eligibility Standards.

See “—Business trends and conditions—Trends and conditions affecting our segments—U.S. Mortgage Insurance” for additional information. Any change in the charter provisions of the GSEs or other statutes or regulations relating to their purchase or guarantee activity, as well as to the mortgage insurer eligibility standards, could have an adverse effect on our financial condition and results of operations.

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

The GSEs are conducting a review of the MI Eligibility Standards and have released draft versions of new PMIERs guidelines. If we are unable to meet the revised PMIERs guidelines upon their implementation, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, or the capital required to meet the new PMIERs guidelines may be higher than we anticipate, either of which would have a material adverse effect on our business, results of operations and financial condition.

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

The GSEs have the authority to implement new requirements at any time. In June 2013, the FHFA, in its capacity as conservator for the GSEs, announced strategic priorities for the GSEs and indicated that there could be changes to the guidelines contained within the PMIERs. On July 10, 2014, the FHFA released publicly a draft of the revised PMIERs guidelines. A 60-day public comment period commenced after publication of the draft revised PMIERs guidelines, after which the FHFA and the GSEs continue to review and consider any commentary received before the draft revised PMIERs guidelines are finalized. The revised guidelines contained within the PMIERs, as drafted, contemplate an effective date for compliance 180 days after the final publication date, which is anticipated to be on or about year-end 2014. In addition, the guidelines permit a transition period, subject to GSE approval, of two years from the publication date to meet the revised capital levels.

We previously disclosed our preliminary estimates of the additional capital required to meet the PMIERs guidelines in their current form and operate our business as being between $450 million and $550 million as of June 30, 2015 and less than $175 million as of December 31, 2016. We now estimate that the amount of additional capital required to meet these guidelines and operate our business will be between $500 million and $700 million as of June 30, 2015. Our estimate is based on the current draft guidelines as we understand them and is subject to change.

We are no longer estimating, and withdraw our prior estimate of, the amount of additional capital needed as of December 31, 2016 (the end of the proposed transition period for compliance) in order to meet these guidelines and operate our business, both because we intend to comply with the new PMIERs guidelines by June 30, 2015 (as explained below) and because of the increased uncertainties involved in providing an estimate for such an extended time period.

The amount of additional capital that will be required to meet the PMIERs Net Asset Requirements and operate our business is dependent upon, among other things, (i) the extent the final PMIERs guidelines as ultimately adopted differ materially from the current draft, including with respect to the amount and timing of additional capital requirements and the amount of capital credit provided to various types of assets; (ii) the way the guidelines are applied and interpreted by the GSEs and FHFA as and after they are implemented; (iii) the future performance of the U.S. housing market; (iv) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business, and (v) our projected overall financial performance, capital and liquidity levels being as anticipated. As a result, the amount of required capital may vary significantly from the amounts currently anticipated.

We currently believe we have a variety of sources we could utilize to satisfy these capital requirements, and currently intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company, to satisfy them. Our use of reinsurance or similar transactions depends upon, among other things, the availability of the markets for these transactions, the costs and other terms of reinsurance or the other transactions, the GSEs’ approach to, and the capital treatment for, these reinsurance or the other transactions, the performance of the U.S. mortgage insurance business, and the absence of unforeseen developments. Another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could adversely impact our business, shareholders and debtholders.

We currently intend that our U.S. mortgage insurance business will meet the additional capital requirements contained in the PMIERs guidelines by the anticipated effective date of June 30, 2015 and we will seek to utilize the transition period provided for in the draft guidelines if we do not comply by the anticipated effective date (subject to GSE approval). However, we cannot be sure that the amount of capital required will not be materially higher than we currently anticipate or that we will be able to meet the additional capital requirement on the timetable, in the manner and on the terms currently contemplated, if at all.

Although we believe we will be able to increase the capital of our U.S. mortgage insurance business as required so that we will continue to be an eligible mortgage insurer after the revised PMIERs guidelines are fully effective, there can be no assurance this will be the case. For the year ended December 31, 2013, Fannie Mae and Freddie Mac purchased the majority of the flow mortgage loans that we insure. If we are unable to meet existing or revised PMIERs or determine not to or are unable to utilize additional sources of capital, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

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

GENWORTH FINANCIAL, INC. (Registrant)

Date: November 10, 2014	By:	/s/ Kelly L. Groh
Kelly L. Groh
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)