Form 10-K
period 2014-12-31
GENWORTH FINANCIAL INC
filed 2015-03-02
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 12, 2015, 496,996,382 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.6 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2015 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from those in the forward-looking statements due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the items identified under “Part I—Item 1A—Risk Factors.” We therefore caution you against relying on any forward-looking statements.

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

We are dedicated to helping meet the insurance, retirement and homeownership needs of our customers, with a presence in more than 25 countries. We are headquartered in Richmond, Virginia. We offer individual and group long-term care insurance products to meet growing consumer needs for long-term care. Our life insurance products protect people during unexpected events. In the United States, retirement products include various types of annuity and guaranteed retirement income products. We facilitate homeownership in the United States and internationally by providing mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. Our lifestyle protection insurance business provides payment protection coverages in several international markets to help consumers meet specified payment obligations in time of need.

We operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities. The following reflects a discussion of our operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products in the United States. Our primary products include long-term care insurance, life insurance and fixed annuities. For the year ended December 31, 2014, our U.S. Life Insurance segment had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss of $1,405 million and $641 million, respectively.

•	International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We also selectively provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2014, our International Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income were $169 million and $345 million, respectively.

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings being prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk. For the year ended December 31, 2014, our U.S. Mortgage Insurance segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income was $91 million for each measure.

•	International Protection. We provide payment protection coverages (referred to as lifestyle protection) in multiple European countries and have operations in select other countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death. For the year ended December 31, 2014, our International Protection segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income were $116 million and $8 million, respectively.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). We no longer offer retail and group variable annuities but continue to service our existing blocks of business. For the year ended December 31, 2014, our Runoff segment’s net income available to Genworth Financial, Inc.’s common stockholders and net operating income were $14 million and $48 million, respectively.

We also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including discontinued operations. For the year ended December 31, 2014, Corporate and Other activities had a net loss available to Genworth Financial, Inc.’s common stockholders and a net operating loss of $229 million and $232 million, respectively.

We had $14.9 billion of total Genworth Financial, Inc.’s stockholders’ equity and $111.4 billion of total assets as of December 31, 2014. For the year ended December 31, 2014, our revenues were $9.6 billion and we had a net loss available to Genworth Financial, Inc.’s common stockholders of $1.2 billion.

Positioning for the Future

We have two core businesses: (1) U.S. Life Insurance, which includes our long-term care insurance, life insurance, and fixed annuities businesses; and (2) Global Mortgage Insurance, which includes mortgage insurance in the United States, Canada, Australia and other markets.

In our U.S. Life Insurance business, we are focused on the execution of our long-term care insurance strategy, which includes: obtaining significant premium rate increases and benefit reductions on certain of our in-force blocks of long-term care insurance to improve profitability and reduce the strain on capital; requesting smaller rate increases more proactively on newer in-force blocks of long-term care insurance as needed; and introducing new products with appropriately priced benefits.

In our Global Mortgage Insurance business, we are working to grow our businesses, with a focus on earnings growth of our U.S. mortgage insurance business, executing loss mitigation strategies, maintaining our distribution network and writing profitable new business. In addition, the government-sponsored enterprises (the “GSEs”) are currently considering changes to their respective capital standards which would impact our U.S. mortgage insurance business. We plan to address any new capital requirements once these changes are finalized primarily through reinsurance.

We have identified the following businesses as non-core: (1) lifestyle protection insurance business and (2) businesses included in our Runoff segment, which primarily consist of our variable annuity and institutional products. We are pursuing the planned sale of our lifestyle protection insurance business and we are managing our runoff businesses to maximize their value.

In the fourth quarter of 2014, we commenced a review of a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we are considering, among other factors, the level of, and restrictions contained in, our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance and prospects of our businesses. We are seeking to rebuild stockholder value through the following key initiatives:

•	Cost and portfolio rationalization. We are embarking on a multi-step restructuring plan targeting cash savings in excess of $100 million over the next two years. In addition, we are evaluating potential changes to our portfolio of businesses that we believe will improve our ability to reduce debt levels, increase capital buffers and improve earnings and return on equity.

•	Improve business performance. We strive to improve operating income and return on equity, while maintaining appropriate risk thresholds in our product offerings. We re-priced products in our long-term care, life, U.S. mortgage and lifestyle protection insurance businesses, as well as in certain of our international mortgage insurance markets. We continue to review our pricing and underwriting guidelines and make adjustments as necessary. We further reduced our mortgage insurance risk in-force in Europe (driven primarily by reductions in Ireland) and we have limited new sales to four countries where we believe the market conditions are favorable. We maintain active loss mitigation efforts in our U.S. mortgage insurance business, including pursuing appropriate loan and claim modifications, investigating loans for underwriting and master policy compliance and, where appropriate, executing loan rescissions. Additionally, we pursue targeted loss mitigation strategies in mortgage insurance markets outside the United States.

•	Capital generation and deployment. Our objective is to maintain appropriate levels of capital in the event of unforeseen events and potential in-force block volatility, while still meeting our targeted goals. We generate statutory capital from earnings on our in-force business, as well as from ongoing capital management and efficiency strategies such as use of reinsurance, management of new business mix and levels and cost reductions. We also continue to evaluate and pursue opportunities to redeploy capital from lower returning blocks of business. In our U.S. Life Insurance Division, we intend to increase capital by, among other things, at least over the near term, not paying dividends from our life insurance subsidiaries to the holding company, pursuing additional long-term care insurance rate actions, seeking opportunities to reduce risk in legacy long-term care insurance blocks of business, utilizing reinsurance to increase available capital, pursuing block transactions and significantly reducing expenses. In addition, we will manage our non-core businesses to enhance and generate capital.

•	Increase financial strength and flexibility. At Genworth Holdings, we anticipate continuing to maintain cash and highly liquid securities of at least one and one-half times debt service plus a $350 million buffer in the near term and focus on deleveraging over time. We also seek to increase financial flexibility by improving elements of our credit profile, including by reducing our debt levels, which impact our financial strength ratings.

U.S. Life Insurance Division

U.S. Life Insurance

Through our U.S. Life Insurance segment, we offer various forms of long-term care insurance, life insurance and fixed annuities.

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

	As of or for the years ended December 31,
(Amounts in millions)	2014	2013	2012
Revenues:
Long-term care insurance	$3,523	$3,316	$3,207
Life insurance	1,981	1,982	1,926
Fixed annuities	1,083	1,032	1,117

Total revenues	$6,587	$6,330	$6,250

Net operating income (loss):
Long-term care insurance	$(815)	$129	$101
Life insurance	74	173	151
Fixed annuities	100	92	82

Total net operating income (loss)	(641)	394	334
Net investment gains (losses), net	27	(1)	(16)
Goodwill impairment, net	(791)	—	—
Gains (losses) on early extinguishment of debt, net	—	—	3
Gains (losses) from life block transactions, net	—	—	(47)
Expenses related to restructuring, net	—	(9)	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(1,405)	$384	$274

Total segment assets	$82,906	$77,261	$79,214

Long-term care insurance

We established ourselves as a pioneer in long-term care insurance 40 years ago and remain a leading provider in the industry. Our experience helps us plan for disciplined growth built on a foundation of risk management, product innovation, a diversified distribution strategy and claims processing expertise. We believe our hedging strategies and reinsurance reduce some of the risks associated with these products.

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

In July 2012, we introduced changes to our individual long-term care insurance product to improve profitability and reduce risk. Lifetime benefits coverage and limited pay options are no longer available, underwriting was further tightened and certain discounts were reduced or suspended, effectively increasing average pricing by more than 20% on the products impacted. In 2013, we introduced a product that includes gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. In addition, in the fourth quarter of 2013, we began filing for regulatory approval of a new product which increased premium rates but gave consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. As of December 31, 2014, this new product had been launched in 45 states. In the fourth quarter of 2014, we began filing for regulatory approval of an amended product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates and adjusting coverage options. As of December 31, 2014, this amended product was filed in 38 states through the Interstate Insurance Compact. In 2015, the product either was, or we expect will be, directly filed in additional states. During the fourth quarter of 2014, we suspended sales of our individual long-term care insurance products in Massachusetts and New Hampshire because we were unable to obtain satisfactory rates and rate increases on in-force policies. We had previously suspended sales of our individual long-term care insurance products in Vermont. Effective June 1, 2013, we also no longer offer AARP-branded long-term care insurance products.

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

We have accumulated extensive pricing and claims experience, and believe we have the largest claims database in the industry. The overall financial performance of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions, including for claims experience, morbidity and mortality experience, persistency and investment yields. Our claims database provides us with substantial data that has helped us develop pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including couples, gender, medical history and other factors. Financial performance on older policies issued without the full benefit of this experience has been lower than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with a medical advisory board comprised of independent experts from the medical field that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on the older generation blocks of business that were written before 2002 in order to bring those blocks closer to a break-even point over time and reduce the strain on our earnings and capital. We are also requesting premium rate increases on newer blocks of business, as needed, to help bring their loss ratios back towards their original pricing and introducing new products that are underwritten and priced to reflect our recent experience and updated assumptions.

In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with an expectation of achieving an average premium increase in excess of 50% on three policy series of older generation policies and an average premium increase in excess of 25% on one early series of new generation policies. Subject to regulatory approval, this premium rate increase is expected to generate approximately $250 million to $300 million of additional annual premiums when fully implemented over the next several years. Reserve levels, and thus our expected profitability, have been impacted, and we expect they will continue to be impacted, by policyholder behavior which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the three older generation policy series and help offset higher than priced-for loss ratios due to unfavorable business mix and lower lapse rates than expected on one newer generation product, with returns lower than original expectations.

As of December 31, 2014, the initial round of rate actions had been approved in whole or in part in 47 states and six of those states that had not approved the request in whole have approved additional incremental increases in a subsequent round of rate action filings. As of December 31, 2014, our estimate of the net premiums increase from these 47 initial state approvals and six subsequent approvals was approximately $200 million to $210 million when fully implemented by 2017.

In the third quarter of 2013, we began filing for regulatory approval for premium rate increases ranging between 6% and 13% on more than $800 million in annualized in-force premiums on another series of new generation policies. As of December 31, 2014, we have been notified by 30 states of their initial decision, of which 22 states approved all or part of the requested increase. We continue to pursue these rate increases in the states that have either not responded or initially denied our rate increase request.

The approval process for in-force rate increases and the amount and timing of the rate increases approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete. For certain risks related to our long-term care insurance premiums and rate increases, see “Item 1A—Risk Factors—We may not be able to increase premiums or reduce benefits on our in-force long-term care insurance policies by enough or quickly enough and the rate actions or reduced benefits currently being implemented and any future rate actions may adversely affect demand for our long-term care insurance products, our reputation in the market, our results of operations and our financial condition.”

Distribution

We distribute our long-term care insurance products through diversified sales channels consisting of appointed independent producers, financial intermediaries and dedicated sales specialists. We have made significant investments in our servicing and support for both independent and dedicated sales specialists.

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

Life insurance

Our life insurance business provides a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs.

Products

Our current life insurance products include universal life insurance in the form of index universal life and linked-benefit products, combining a universal life insurance contract with a long-term care insurance rider, and term life insurance. Our universal life insurance products are designed to provide permanent protection for the life of the insured. In addition, we also offer linked-benefits riders for all of our current indexed universal life products for customers who have traditionally self-funded long-term care risk or seek multiple benefits.

We launched our first indexed universal life product, Asset Builder IUL, in the second quarter of 2013. This product was developed to provide the opportunity for greater policy value growth by linking the crediting strategy to an equity market index while protecting against negative market returns by flooring the crediting rate at 0% even if the index experiences a negative return. Monthly charges and fees will continue regardless of the crediting rate and will reduce policy value. In December 2013, we launched our second indexed universal life insurance product, Foundation Builder IUL, designed to offer affordable death benefit protection plus the opportunity to build cash value. Since launching Foundation Builder in 2013, we have re-priced the product and added features to make it more competitive and we plan on doing the same for our Asset Builder IUL product.

Our term life insurance products provide coverage with guaranteed level premiums for a specified period of time and generally have little or no buildup of cash value. We also have in-force blocks of term universal life and whole life insurance; however, we no longer solicit sales of these products.

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established underwriting and pricing practices. We generally reinsure risks in excess of $5 million per individual life policy. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our historical experience and other factors.

We target individuals primarily in standard or better risk categories, which include individuals who generally have family histories that do not present increased mortality risk. We also have expertise in evaluating applicants with health problems and offer coverage based on pre-established underwriting criteria.

Distribution

We offer life insurance products through an extensive network of independent brokerage general agencies (“BGAs”) throughout the United States and through financial intermediaries and insurance marketing organizations.

Competition

In our life insurance business, we compete against several life insurance companies, including several companies with overall stronger financial strength ratings. The life insurance market is highly fragmented. Some of these competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and have built additional capabilities in other channels. We have a long history of serving the life insurance market with a reputation for service and significant mortality experience.

Fixed annuities

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We believe our product designs, investment strategy, hedging disciplines and use of reinsurance reduce some of the risks associated with these products.

Products

Single premium deferred annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. The annuity payout period in these products may be either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years and the annuitant’s lifetime. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to seven years, and thereafter is subject to annual crediting rate resets at our discretion. The crediting rate is based upon many factors including prevailing market rates, spreads and targeted returns, subject to statutory and contractual minimums. The majority of our fixed single premium deferred annuity contractholders retain their contracts for five to ten years.

We also offer fixed indexed annuities as part of our product suite of single premium deferred annuities. Fixed indexed annuities provide an annual crediting rate that is based on the performance of a defined external index rather than a rate that is declared by the insurance company. The external index we use is the S&P 500®. We currently offer five separate index crediting strategies, each of which credits interest based on how the index performs and the limit for that strategy. In addition, we also offer multiple fixed interest rate options.

Single premium immediate annuities

We offer single premium immediate annuities which provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years and the annuitant’s lifetime in exchange for a single premium.

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

Competition

We compete with a large number of life insurance companies in the fixed annuity marketplace. Overall sales of fixed annuities are related to current interest rate yield curves, which affect the relative competitiveness of alternative products, such as certificates of deposit and money market funds. We have experienced fluctuations in sales levels for these products and we may experience fluctuations in the future based on changes in interest rates and other factors including our ability to achieve desired targeted returns. Following adverse rating actions in the fourth quarter of 2014, several of our distributors suspended distribution of our products. Those distributors made up approximately 16% of the sales of our fixed annuity products. We expect that our sales will continue to be adversely impacted by our current ratings.

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

	As of or for the years ended December 31,
(Amounts in millions)	2014	2013	2012
Revenues:
Canada	$669	$760	$786
Australia	537	555	567
Other Countries	34	46	55

Total revenues	$1,240	$1,361	$1,408

Net operating income (loss):
Canada	$170	$170	$234
Australia	200	228	142
Other Countries	(25)	(37)	(34)

Total net operating income	345	361	342
Net investment gains (losses), net	—	12	7
Gains (losses) on early extinguishment of debt, net	(2)	—	—
Tax impact from potential business portfolio changes	(174)	—	—
Expenses related to restructuring, net	—	(1)	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	169	372	349
Add: net income attributable to noncontrolling interests	196	154	200

Net income	$365	$526	$549

Total segment assets	$8,815	$9,194	$10,063

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

Canada

We entered the Canadian mortgage insurance market in 1995 and operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market. Residential mortgage financing in Canada is concentrated in the country’s largest five banks and a limited number of other mortgage originators. The majority of our business in Canada comes from this group of residential mortgage originators. For example, two major lender customers (defined as lenders that individually account for more than 10% of gross written premiums in our Canadian mortgage insurance business), together, represented 26% of total gross written premiums in our Canadian mortgage insurance business for the year ended December 31, 2014.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed the initial public offering (the “Offering”) of its common shares. Following completion of the Offering, we beneficially owned 57.5% of the common shares of Genworth Canada. Since the Offering, Genworth Canada has completed several share repurchases in which Genworth has participated proportionately to maintain its ownership. We currently hold approximately 57.3% of the outstanding common shares of Genworth Canada on a consolidated basis, with Brookfield Life Assurance Company Limited (“Brookfield”) holding 40.6% and our U.S. mortgage insurance business holding 16.7%. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash the common shares of Genworth Canada held by our U.S. mortgage insurance companies at the then-

current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by the U.S. mortgage insurance companies. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

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

The Canadian government passed the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”) in 2011 and PRMHIA came into force on January 1, 2013. The purpose of PRMHIA was to formalize existing mortgage insurance arrangements with private mortgage insurers and terminate the Government Guarantee Agreement, including the elimination of the Canadian government guarantee fund. The amount held in the Canadian government guarantee fund reverted back to us on January 1, 2013. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— International Mortgage Insurance” for additional information regarding the elimination of the Canadian government guarantee fund. As a result of the elimination of the guarantee fund, we are required to hold higher regulatory capital under PRMHIA and the Insurance Companies Act of Canada. However, the increase in required capital was predominantly offset by the increase in available capital that results from the guarantee fund assets that reverted back to us.

Under PRMHIA, all new mortgages that we insure and all mortgages that were previously insured and covered by the Government Guarantee Agreement will continue to be covered by the same 90% level of government guarantee under PRMHIA. The maximum outstanding insured exposure for private insured mortgages was increased from CAD$250.0 billion to CAD$300.0 billion and the risk fee that we and other private mortgage insurers pay to the Canadian government is equal to 2.25% of gross premiums written for private mortgage insurers. Under PRMHIA, our direct insurance activities continue to be restricted to insuring mortgages that meet the government mortgage insurance eligibility. Our reinsurance business is not subject to PRMHIA restrictions.

Over the past several years, the Canadian government also implemented a series of revisions to the rules for government guaranteed mortgages aimed at strengthening Canada’s housing finance system and ensuring the long-term stability of the Canadian housing market. Under PRMHIA, the regulations establish the following criteria a high loan-to-value mortgage has to meet in order to be insured:

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

Australia

We entered the Australian mortgage insurance market in 1997 and subsequently entered the New Zealand mortgage insurance market. In 2014, we were a leading provider of mortgage insurance in Australia based upon flow new insurance written. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. The four largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our Australian mortgage insurance business is concentrated in a small number of key customers. For the year ended December 31, 2014, approximately 54% and 64% of our new insurance written and gross written premiums, respectively, in our Australian mortgage insurance business was attributable to our largest three customers, with the largest customer representing 32% and 39% of new insurance written and gross written premiums, respectively, in our Australian mortgage insurance business during that year. Subsequent to December 31, 2014, one of our three largest customers notified us that it was terminating its relationship with respect to new business effective May 2015. For the year ended December 31, 2014, this customer represented 10% and 14% of new insurance written and gross written premiums, respectively. The term of the current supply and service contract with our largest customer expires on December 31, 2016, unless it is terminated earlier in certain circumstances, including, among other things, a downgrade of the financial strength rating of our principal mortgage insurance subsidiary in Australia by Standard & Poor’s Financial Services, LLC (“S&P”) to below “A-” (subject to certain exceptions). The term of the current supply and service contract with our next remaining largest customer expires on September 30, 2015. This contract may be terminated by either party by giving 90 days’ written notice.

During 2011, we ceased writing new business in New Zealand, although we provided for a limited period of time flow insurance on top-up loans, which allowed a borrower to extend the credit limit on an existing loan. We no longer write any new business in New Zealand, including with respect to top-up loans. New Zealand represented approximately 2% of our insurance in-force for our mortgage insurance business in Australia as of December 31, 2014.

On May 15, 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, priced its IPO of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owns 66.2% of the ordinary shares of Genworth Australia. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

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

Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) regulations for authorized deposit-taking institutions (“ADIs”) using the standard Basel II approach provide reduced capital requirements for high loan-to-value residential mortgages if they have been insured by a mortgage insurance company regulated by APRA. The capital levels for Australian internal ratings-based ADIs are determined by their APRA-approved internal ratings-based models, which may or may not allocate capital credit for LMI. We believe that APRA and the internal ratings-based ADIs have not yet finalized internal models for residential mortgage risk, so we do not believe that the internal ratings-based ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance. APRA’s insurance authorization conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

We also provide portfolio credit enhancement policies mainly to APRA-regulated lenders who intend to securitize Australian residential loans they have originated. Portfolio mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our portfolio credit enhancement coverage is generally purchased for low loan-to-value, seasoned loans, and accounted for approximately 3% of new insurance written in our Australian mortgage insurance business for the year ended December 31, 2014.

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

Other Countries

We began our European operations in the United Kingdom, which is Europe’s largest market for mortgage loan originations, and over time have expanded our presence to additional countries. We are a large private mortgage insurance provider in Europe and have a leading market presence in select markets, based upon flow new insurance written. Since 2009, we have reduced our risk in-force in Europe, driven primarily by reductions in Spain and Ireland as a result of our loss mitigation activities, inclusive of normal course settlements. Currently, we write new business in the United Kingdom, Italy, Germany and Finland. We are no longer writing new business in Spain and Ireland, which represented approximately 1% of our insurance in-force in our international mortgage insurance business and 18% of our insurance in-force in Other Countries as of December 31, 2014. Additionally, we have a presence in the private mortgage insurance market in Mexico, maintain a license in Korea with a small portfolio currently in runoff and continue to selectively assess other markets as well.

During the second quarter of 2012, we became a minority shareholder of a newly-formed joint venture partnership in India. The joint venture offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2012, 2013 and 2014.

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

Underwriting

Loan applications for all flow loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. The credit strength of a borrower is evaluated by reviewing his or her credit history and credit score. Unlike in the United States where Fair Isaac Company (“FICO”) credit scores are broadly used, credit scores are not available in all countries. In countries, such as Canada, where scores are available, they are included in the underwriting guidelines used to evaluate the loan. Internal mortgage scoring models are also used in the underwriting processes of Canada and Australia. In addition, risk rules models, such as Blaze Advisor®, are used in Australia and Mexico to enhance the underwriter’s ability to evaluate the loan risk and make consistent underwriting decisions. Additional tools used by our international businesses include automated valuation models to evaluate property risk and fraud application prevention and management tools such as ModelMax® and InterceptorTM in Australia and CitadelTM in Canada.

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

U.S. Mortgage Insurance

Through our U.S. Mortgage Insurance segment, we provide private mortgage insurance. Private mortgage insurance enables borrowers to buy homes with low-down-payment mortgages, which are usually defined as loans with a down payment of less than 20% of the home’s value. Low-down-payment mortgages are sometimes also referred to as high loan-to-value mortgages. Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital efficiently by, in some cases, reducing the capital required for low-down-payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides.

We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2014, approximately 26% of new insurance written in our U.S. mortgage insurance business was attributable to our largest five lender customers, with no customer representing more than 10% of new insurance written.

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

Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac purchased the majority of the flow loans we insured as of December 31, 2014. In furtherance of their respective charter requirements, each GSE has adopted eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for purchase or guarantee of high loan-to-value mortgages (the “MI Eligibility Standards”). Each GSE has issued proposed changes to their respective MI Eligibility Standards as part of the draft private mortgage insurance eligibility requirements (“PMIERs”). See “Regulation—Mortgage Insurance Regulation—Federal regulation” for additional information related to the revised draft PMIERs.

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

	As of or for the years ended December 31,
(Amounts in millions)	2014	2013	2012
Total revenues	$639	$616	$676

Net operating income (loss)	$91	$37	$(138)
Net investment gains (losses), net	—	—	24

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$91	$37	$(114)

Total segment assets	$2,324	$2,361	$2,357

Products and services

The majority of our U.S. mortgage insurance policies provide default loss protection on a portion (typically 10% to 40%) of the balance of an individual mortgage loan. Our primary mortgage insurance policies are predominantly “flow” insurance policies, which cover individual loans at the time the loan is originated. We also from time to time enter into “bulk” insurance transactions or lender-paid insurance transactions with lenders and investors in selected instances, under which we insure individual loans on a flow basis or a portfolio of loans at or after origination for a negotiated price and terms.

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

Effective October 1, 2014, we issued a revised Master Policy to each of our actual and prospective insureds. The new Master Policy, among other things, adopted provisions sought for inclusion by the GSEs in every master policy in use by all mortgage insurers in the industry. While these changes resulted in the modification of a significant number of terms and conditions from our prior policy, we do not believe use of the new Master Policy will have a material impact on the financial condition or results of operations of our U.S. mortgage insurance business.

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

In prior years, our U.S. mortgage insurance business entered into a number of reinsurance agreements in which we share portions of our flow mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurers affiliated with these lenders. In return, we cede a predetermined portion of our gross premiums on insurance written to the captive reinsurers. Substantially all of our captive mortgage reinsurance arrangements are structured on an excess of loss basis. In April 2013, we agreed under the terms and conditions of a consent order with the Consumer Financial Protection Bureau (“CFPB”) not to enter into any new captive reinsurance transactions for a period of 10 years without the prior consent of the CFPB. As of December 31, 2014, our U.S. mortgage insurance risk in-force reinsured to all captive reinsurers was $86 million, and the total capital held in trust for our benefit by all captive reinsurers was $260 million. These captive reinsurers are not rated, and their claims-paying obligations to us are secured by an amount of capital held in trust as determined by the underlying treaties. As of December 31, 2014 and 2013, we ceded U.S. mortgage insurance loss reserves of $24 million and $44 million, respectively, under these captive reinsurance arrangements. We have exhausted certain captive reinsurance tiers for our 2005 through 2008 book years based on loss development trends. Once the captive reinsurance or trust assets are exhausted, we are responsible for any additional losses incurred. All of our excess of loss captive reinsurance arrangements are in runoff with no new insured books of business being added going forward; however, while this level of benefit is declining, we do continue to benefit from captive reinsurance on our 2005 through 2008 books of business. New insurance written through the bulk channel generally is not subject to these arrangements.

The following table sets forth selected financial information regarding our captive reinsurance arrangements as of or for the periods indicated:

	As of or for the years ended December 31,
	2014	2013	2012
Flow risk in-force subject to captive reinsurance arrangements, as a percentage of flow risk in-force	6%	9%	14%
Primary risk in-force subject to captive reinsurance arrangements, as a percentage of total primary risk in-force	6%	9%	14%
Gross written premiums ceded pursuant to captive reinsurance arrangements, as a percentage of total gross written premiums	3%	4%	9%
Primary new risk written subject to captive reinsurance arrangements, as a percentage of total primary new risk written	—%	1%	2%

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

Fair Isaac Company developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2014, on a risk in-force basis and at the time of loan closing, approximately 97% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620, approximately 2% had FICO credit scores between 575 and 619, and approximately 1% had FICO credit scores of 574 or less. Loan applications for flow mortgage insurance are either directly reviewed by us (or our contract underwriters), or as noted below, by lenders under delegated authority and either course may utilize automated underwriting systems. The majority of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines we have previously approved. When underwriting bulk insurance transactions, we evaluate credit scores and loan characteristics of the loans in the portfolio and examine loan files on a sample basis.

We previously offered mortgage insurance for Alt-A loans, which were originated under programs in which there was a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate at origination than standard documentation loans; Interest Only loans, which allowed the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and payment option adjustable rate mortgages, which typically provided four payment options that a borrower could select for the first five years of a loan. Since 2007, we have made a number of adjustments to our underwriting and pricing guidelines intended to improve the risk and profitability profiles of new business written and the related effect on capital. These measures included exiting certain products and types of coverages, changing prices, product levels and underwriting guidelines, imposing geographical and third-party loan origination guidelines, refining delegated underwriting guidelines, developing specific underwriting guidelines on lower-credit and higher loan-to-value risks and adjusting restrictions on FICO and debt-to-income ratios. Sequentially, in September and October 2013, we reduced pricing and expanded underwriting guidelines that we believe are generally competitive with prevailing industry prices and guideline standards. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our underwriting guidelines and practices.

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

Following an action to rescind coverage on insured loan certificates, we permit reconsideration of our decision to rescind such coverage through an appeals process. If an insured counterparty appeals our decision to rescind coverage on given loan certificates and we concur that new or additional information is sufficient for us to reinstate coverage, we take the necessary steps to reinstate uninterrupted insurance coverage and reactivate the loan certificate. If the parties are unable to resolve the dispute within the stated appeal period provided by us and such additional time as the parties may agree to, lenders may choose to pursue arbitration or litigation under the master policies and challenge the results. If arbitrated, ultimate resolution of the dispute would be pursuant to a panel’s binding arbitration award. Challenges to rescissions may be made several years after we have rescinded coverage on an insured loan certificate. As part of our loss mitigation efforts, we routinely investigate insured loans and evaluate the related servicing to ensure compliance with applicable requirements under our master policy. As a result, from time to time, we curtail the amount of the claim payable based upon this evaluation. Curtailments are subject to the same dispute resolution procedures described above.

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

Competition

In recent years, our principal sources of competition comprised U.S. and state government agencies and other private mortgage insurers. Historically, we have also competed with mortgage lenders and other investors, the GSEs, the Federal Home Loan Banks (“FHLBs”), structured transactions in the capital markets and with other financial instruments designed to mitigate credit risk.

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

Corporate and Other Division

International Protection

The following table sets forth financial information regarding our International Protection segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our International Protection segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— International Protection.”

	As of or for the years ended December 31,
(Amounts in millions)	2014	2013	2012
Total revenues	$837	$786	$822

Net operating income	$8	$24	$24
Net investment gains (losses), net	—	18	3
Goodwill impairment, net	—	—	(86)
Tax impact from potential business portfolio changes	108	—	—
Expenses related to restructuring, net	—	(3)	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$116	$39	$(59)

Total segment assets	$1,833	$2,061	$2,145

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

Runoff

The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of funding agreements, FABNs and GICs. We no longer offer retail and group variable annuities but continue to service our existing blocks of business.

The following table sets forth financial information regarding our Runoff segment as of or for the periods indicated. Additional selected financial information and operating performance measures regarding our Runoff segment as of or for these periods are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Runoff.”

	As of or for the years ended December 31,
(Amounts in millions)	2014	2013	2012
Total revenues	$275	$302	$381

Net operating income	$48	$66	$46
Net investment gains (losses), net	(34)	(17)	12

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$14	$49	$58

Total segment assets	$12,971	$14,062	$15,308

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

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value or related benefit base value, and as of December 31, 2014, ranged from 0.75% to 4.20% per annum depending on the features and options within a contract.

Our variable annuity contracts with a basic GMDB provide a minimum benefit to be paid upon the annuitant’s death, usually equal to the larger of account value and the return of net deposits. Some contractholders also have riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2014, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $6,319 million and a related death benefit exposure, or net amount at risk, of $125 million.

Some of our variable annuity products provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

We no longer offer retail and group variable annuities or variable life insurance products; however, we continue to service our existing block of business which could include additional deposits on existing annuity contracts.

Institutional

Our institutional products consist of funding agreements, FABNs and GICs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. We explore periodic issuance of our institutional products for asset-liability management purposes.

Corporate-owned life insurance

We no longer offer our corporate-owned life insurance product; however, we continue to manage our existing block of business.

Other accident and health insurance

Our other accident and health insurance includes Medicare supplement insurance reinsured to a third party, and certain disability, accident and health insurance that we no longer sell.

Corporate and Other Activities

Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside our operating segments, including discontinued operations.

On August 30, 2013, we sold our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, for approximately $412 million. This business was accounted for as discontinued operations and its financial position, results of operations and cash flows were separately reported for all periods presented. We received net proceeds of approximately $360 million from the sale. Also included in discontinued operations was our tax and advisor unit, Genworth Financial Investment Services (“GFIS”), which was part of our wealth management business until its sale on April 2, 2012. See note 25 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to discontinued operations.

Effective April 1, 2013 (immediately prior to the holding company reorganization), Genworth Holdings completed the sale of its reverse mortgage business for total proceeds of $22 million. The gain on the sale was not significant.

International Operations

Our total revenues attributed to international operations for the years ended December 31, 2014, 2013 and 2012 were approximately $2.1 billion, $2.1 billion and $2.2 billion, respectively. More information regarding our international operations and revenue in our largest countries is presented in note 20 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We have focused our marketing approach on promoting our products and services to key constituencies, including sales intermediaries, consumers, employees and investors. We seek to build recognition of our offerings and maintain deep relationships with leading distributors by providing specialized and differentiated distribution support, including product training, sales services and technology solutions that support the distributors’ sales efforts. We also leverage technology to extend our presence and marketing communications, using interactive tools, search engine marketing expertise and efficient web services to enhance our customers’ experience.

Our publications on financial security issues help build our reputation and inform our key constituencies, such as distributors, consumers, policymakers and regulators, on relevant topics, including the cost of long-term care, the life insurance coverage gap, consumer financial security as well as mortgage and mortgage insurance trends. In addition, we sponsor various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product ideas, approaches to improve service and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, product development, product pricing and management of in-force business, credit risk management, asset-liability management, liquidity management, investment activities, portfolio diversification, underwriting and risk and loss mitigation, financial databases and information systems, business acquisitions and dispositions, and operational capabilities. The risk management framework includes the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained, based on risk and reward considerations, limit setting on major risks, emerging risk identification and the ongoing monitoring, reporting and management of risks. We adhere to risk management disciplines and aim to leverage these efforts into a competitive advantage in distribution and management of our products.

In our evaluation of in-force product performance, new product initiatives and risk mitigation alternatives includes monitoring regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital. We utilize our internal economic capital model to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities with a focus on utilizing top talent, improved infrastructure and modeling.

Product development and management

Our risk management process begins with the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed product, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations and variability of returns, sensitivity analysis, asset-liability management, reinsurance and other risk mitigating strategies, underwriting criteria, legal, compliance and business risks and potential mitigating actions. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take corrective action when necessary. Significant product introductions, measured either by volume, level or type of risk, require approval by our senior management team at either the business or enterprise level.

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

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate, credit, foreign exchange, equity, volatility and liquidity risks associated with each major product line, in addition to credit risks for our overall enterprise versus approved limits. We analyze the behavior of our liability cash flows across a wide variety of scenarios, reflecting policy features and expected policyholder behavior. We also analyze the cash flows of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to changes in economic environments and enables us to manage our assets and liabilities more effectively. In addition, we deploy hedging programs to mitigate certain economic risks associated with our assets, liabilities and capital. For example, we partially hedge the equity, interest rate and market volatility risks in our variable annuity products, as well as interest rate risks in our long-term care insurance products.

Liquidity management

We monitor the cash and highly marketable investment positions in each of our operating companies against operating targets that are designed to ensure that we will have the cash necessary to meet our obligations as they come due. The targets are set based on stress scenarios that have the effect of increasing our expected cash outflows and decreasing our expected cash inflows. In addition, we monitor the ability of our operating companies to provide the dividends needed to meet the cash needs of our holding companies and analyze the impact of reduced dividend levels under stress scenarios.

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

In addition, our assets are managed within limitations to control credit risk and to avoid excessive concentration in our investment portfolio using defined investment and concentration guidelines that help ensure disciplined underwriting and oversight standards. We seek diversification in our investment portfolio by investing in multiple asset classes and limiting size of exposures. The portfolios are tailored to match the cash flow characteristics of our liabilities, and actively monitoring exposures, changes in credit characteristics and shifts in markets.

We utilize surveillance and quantitative credit risk analytics to identify concentrations and drive diversification of portfolio risks with respect to issuer, sector, rating and geographic concentration. Issuer credit limits for the investment portfolios of each of our businesses (based on business capital, portfolio size and relative issuer cumulative default risk) govern and control credit concentrations in our portfolio. Derivatives counterparty risk and credit derivatives are integrated into issuer limits as well. We also limit and actively monitor country and sovereign exposures in our global portfolio and evaluate and adjust our risk profiles, where needed, in response to geopolitical and economic developments in the relevant areas.

Underwriting and risk and loss mitigation

Underwriting guidelines for all products are routinely reviewed and adjusted as needed to ensure policyholders are provided with the appropriate premium and benefit structure. We seek external reviews from the reinsurance and consulting communities and to utilize their experience to calibrate our risk taking to expected outcomes.

Our risk and loss mitigation activities include ensuring that new policies are issued based on accurate information that we receive and that policy benefit payments are paid in accordance with the policy contract terms.

Financial databases and information systems

Our financial databases and information systems technology are important tools in our risk management. For example, we believe we have the largest database for long-term care insurance claims with 40 years of experience in offering those products. We also have substantial experience in offering individual life insurance products with a large database of claims experience, particularly in preferred risk classes, which has significant predictive value. We have extensive data on the performance of mortgage originations in the United States and other major markets we operate in which we use to assess the drivers and distributions of delinquency and claims experience.

We use technology, in some cases proprietary technology, to manage variations in our underwriting process. For example, in our mortgage insurance businesses, we use borrower credit bureau information, proprietary mortgage scoring models and/or our extensive database of mortgage insurance experience along with external data including rating agency data to evaluate new products and portfolio performance. In the United States and Canada, our proprietary mortgage scoring models use the borrower’s credit score and additional data concerning the borrower, the loan and the property, including loan-to-value ratio, loan type, loan amount, property type, occupancy status and borrower employment to predict the likelihood of having to pay a claim. In addition, our models take into consideration macroeconomic variables such as unemployment, interest rate and home price changes. We believe assessing housing market and mortgage loan attributes across a range of economic outcomes enhances our ability to manage and price for risk. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

We rely extensively on complex models to calculate the value of assets and liabilities (including reserves), capital levels and other financial metrics, as well as for other purposes. We have a model risk management framework in place that is designed to ensure appropriate governance of model risk. Independent model validation teams assess on a systematic basis the appropriate use of models, taking into account the risks associated with assumptions, algorithms and process controls supporting the use of the models.

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

Operational capabilities

We have risk management programs in place to review the continued operation of our businesses in the event of loss or other adverse consequences on business outcomes resulting from inadequate or failed internal processes, people and systems or from external events. We provide risk assessments, together with control reviews, to provide an indication as to how the risks need to be managed. Significant events impacting our businesses are assessed in terms of their impact on our risk profile. Controls are used to mitigate the likelihood of a risk occurring or minimizing the consequence of the risk if it did occur. Investigative teams are maintained in our various locations to address potential operational risk incidents from both internal and external sources.

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

In our International Protection segment, we have existing operations in Europe and Mexico and have established new operations in Asia and South America. We have built a scalable operations model with the ability to customize service based on client and end user needs. We are continuously developing new processes and technologies (for example, an online integrated claims management experience) to reduce costs and enhance end user experience by reducing customer effort and cycle time.

Operating centers

We have established scalable, low-cost operating centers in Virginia, North Carolina and Ireland. In addition, through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to us, including data entry, transaction processing and functional support to our insurance operations.

Reserves

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry accounting practices. We build these reserves as the estimated value of those obligations increases, and we release these reserves as those future obligations are paid, experience changes or the policy lapses. The reserves we establish reflect estimates and actuarial assumptions and methodologies with regard to our future experience. These estimates and actuarial assumptions and methodologies involve the exercise of significant judgment and are inherently uncertain. These estimates and actuarial assumptions and methodologies are subjected to a variety of internal reviews and, in some cases, external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in determining our reserves as well as the assumptions originally used in pricing our products. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience including, but not limited to: interest rates; market returns and volatility; economic and social conditions such as inflation, unemployment, home price appreciation or depreciation, and healthcare experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured life expectancy or longevity; insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); and doctrines of legal liability and damage awards in litigation. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (where we have the right to do so) or by offering reduced benefits as an alternative to increasing premiums.

For additional information on reserves, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Reinsurance

We reinsure a portion of our annuity, life insurance, long-term care insurance, mortgage insurance and lifestyle protection insurance with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We also obtain reinsurance to meet certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these inter-company agreements do not have an effect on our consolidated U.S. GAAP financial statements.

We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect or losses. For example, in addition to reinsuring mortality risk on our life insurance products, we are coinsuring approximately 20% of all our long-term care insurance sales. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics of coverages.

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $17.3 billion and $17.2 billion as of December 31, 2014 and 2013, respectively.

We focus on obtaining reinsurance from a diverse group of reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually. We have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have an S&P rating of “A-” or better or a Moody’s Investors Services Inc. (“Moody’s”) rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, we generally require them to post collateral as described below. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and risk-based capital ratios or provide the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements. We have been required to post collateral when purchasing books of business.

Reinsurers that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”) are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit. The three primary forms of collateral are: (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen letters of credit issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account. Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement. Accordingly, our insurance subsidiaries require unauthorized reinsurers that are not so licensed, accredited or authorized to post acceptable forms of collateral to support their reinsurance obligations to us.

The following table sets forth our exposure to our principal reinsurers in our U.S. life insurance businesses as of December 31, 2014:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$14,494
RGA Reinsurance Company	798
Munich American Reassurance Company	724
Riversource Life Insurance Company (2)	558
General Re Life Corporation	311

(1)	We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 9 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single premium term life insurance policies.

In our international mortgage insurance business, the majority of the reinsurance treaties are on an excess of loss basis that are designed to attach only under stress loss events and are renewable (with the agreement of both us and the relevant reinsurers) on a periodic basis. The largest coverage amount from a single reinsurer was approximately $100 million. The top five reinsurers of our international mortgage insurance business represented approximately 45% of our reinsurance coverage in that business. As of December 31, 2014, we recorded international mortgage insurance ceded loss reserves of $23 million within reinsurance recoverable.

We have also historically entered into reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers a predetermined portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. See “—Business—U.S. Mortgage Insurance” for additional information regarding reinsurance captives. As of December 31, 2014, we recorded U.S. mortgage insurance ceded loss reserves of $24 million within reinsurance recoverable where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements.

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

As of February 27, 2015, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”) as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	BBB- (Good)	Baa1 (Adequate)	A- (Excellent)
Genworth Life and Annuity Insurance Company	BBB- (Good)	Baa1 (Adequate)	A- (Excellent)
Genworth Life Insurance Company of New York	BBB- (Good)	Baa1 (Adequate)	A- (Excellent)

As of February 27, 2015, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB- (Marginal)	Ba1 (Questionable)	Not rated
Genworth Residential Mortgage Insurance Corporation of NC	BB- (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Pty. Limited (Australia) (1)	A+ (Strong)	A3 (Good)	Not rated
Genworth Financial Mortgage Insurance Limited (Europe)	BB- (Marginal)	Not rated	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Seguros de Credito a la Vivienda S.A. de C.V. (2)	Not rated	Aa3.mx	Not rated

(1)	Also rated “A+” by Fitch Ratings (“Fitch”).
(2)	Rated at the local country level.

As of February 27, 2015, our principal lifestyle protection insurance subsidiaries were rated in terms of financial strength by S&P as follows:

Company	S&P rating
Financial Assurance Company Limited	A- (Strong)
Financial Insurance Company Limited	A- (Strong)

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

S&P states that insurers rated “A” (Strong), “BBB” (Good) or  “BB” (Marginal) have strong, good or marginal financial security characteristics, respectively. The “A,” “BBB” and “BB” ranges are the third-, fourth- and fifth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a major rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+,” “A-,” “BBB-” and “BB-” ratings are the fifth-, seventh-, tenth- and thirteenth-highest of S&P’s 21 ratings categories.

Moody’s states that insurance companies rated “A” (Good) offer good financial security, that insurance companies rated “Baa” (Adequate) offer adequate financial security and that insurance companies rated “Ba” (Questionable) offer questionable financial security. The “A” (Good), “Baa” (Adequate) and “Ba” (Questionable) ranges are the third-, fourth- and fifth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “A3”, “Baal” and “Ba1” ratings are the seventh-, eighth- and eleventh-highest, respectively, of Moody’s 21 ratings categories. Issuers or issues rated “Aa.mx” demonstrate very strong creditworthiness relative to other issuers in Mexico.

A.M. Best states that the “A-” (Excellent) rating is assigned to those companies that have, in its opinion, an excellent ability to meet their ongoing insurance obligations. The “A-” (Excellent) rating is the fourth-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

DBRS states that long-term obligations rated “AA” are of superior credit quality. The capacity for the payment of financial obligations is considered high and unlikely to be significantly vulnerable to future events. Credit quality differs from “AAA” only to a small degree.

We also solicit a rating from Fitch for our Australian mortgage insurance subsidiary. Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations. The “A” rating category is the third-highest of nine financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “B” category. Accordingly, the “A+” rating is the fifth-highest of Fitch’s 21 ratings categories.

On November 6, 2014, following our earnings announcement for the third quarter of 2014, which included a discussion of the completion of a comprehensive review of our long-term care insurance claim reserves conducted, Moody’s announced, among other things, that it placed the credit ratings of Genworth Holdings and the financial strength ratings of its principal life insurance subsidiaries on review for downgrade. Moody’s also announced that it placed the financial strength rating of Genworth Seguros de Credit a la Vivienda S.A. de C.V. under review for downgrade and withdrew the rating and re-issued it at the local country level. On February 11, 2015, following our earnings announcement for the fourth quarter of 2014, Moody’s announced, among other things, its downgrade of the financial strength ratings of our principal life insurance subsidiaries to “Baa1” (Adequate) from “A3” (Good). The announcement on February 11, 2015 concluded its review for downgrade initiated on November 6, 2014. The ratings of our U.S. and Australian mortgage insurance subsidiaries as well as Genworth Seguros de Credito a la Vivienda were not affected by this specific rating action.

On November 6, 2014, S&P also announced that it had lowered the issuer credit and senior unsecured debt ratings on Genworth Holdings and lowered its financial strength ratings of our principal life insurance subsidiaries to “BBB+” from “A-,” in each case with a negative outlook, and had also lowered its financial strength ratings of certain of our financing entities. As a result, because of their ratings approach linking ratings of affiliated companies, S&P also announced that it had lowered its financial strength ratings on our principal Canadian, Australian and European mortgage insurance subsidiaries and placed its ratings of our principal lifestyle protection insurance subsidiaries on credit-watch with negative implications. On February 18, 2015, following our earnings announcement for the fourth quarter of 2014, S&P announced, among other things, its downgrade of the financial strength ratings of our principal life insurance subsidiaries to “BBB-” (Good) from “BBB+” (Good). S&P also announced the downgrade of the financial strength rating of our European mortgage insurance subsidiary to “BB-” (Marginal) from “BB+” (Marginal) due to the corporate guarantee from the parent. S&P affirmed the financial strength ratings of our Canadian, Australian and U.S. mortgage insurance and lifestyle protection insurance subsidiaries.

A.M. Best affirmed our life insurance subsidiaries ratings at “A” (Excellent) with stable outlook on November 6, 2014. However, on December 18, 2014, A.M. Best placed our life insurance subsidiaries under review with negative implications. On February 13, 2015, following our earnings announcement for the fourth quarter of 2014, A.M. Best announced its downgrade of our principal life insurance subsidiaries from “A” (Excellent) to “A-” (Excellent).

S&P, Moody’s, A.M. Best, DBRS and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis. We do not provide information to agencies issuing unsolicited ratings and we cannot ensure that any agencies that rate our company or our insurance subsidiaries on an unsolicited basis will continue to do so.

For information on adverse credit rating actions related to Genworth Holdings, see “Item 1A—Risk Factors—Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”

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

We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public corporate and municipal securities, structured securities, government securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers primarily for our international portfolios and captive reinsurers, as well as select asset classes. Management of investments for our international operations is overseen by the investment committees reporting to the boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our lifestyle protection insurance business and European, Canadian and Australian mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2014 and 2013, approximately 18% and 20%, respectively, of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

As of December 31, 2014, we had total cash, cash equivalents and invested assets of $78.2 billion. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds and mortgage-backed and other asset-backed securities. We also hold mortgage loans on commercial real estate and other invested assets, which include derivatives, trading securities, limited partnerships and short-term investments. Investments for our particular insurance company subsidiaries are required to comply with our risk management requirements, as well as applicable laws and insurance regulations.

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2014		2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$46,636	60%	$44,375	61%
Private	15,811	20	14,254	20
Commercial mortgage loans	6,100	8	5,899	8
Other invested assets	2,296	3	1,686	2
Policy loans	1,501	2	1,434	2
Restricted other invested assets related to securitization entities (1)	411	1	391	1
Equity securities, available-for-sale	282	—	341	—
Restricted commercial mortgage loans related to securitization entities (1)	201	—	233	—
Cash and cash equivalents	4,918	6	4,214	6

Total cash, cash equivalents and invested assets	$78,156	100%	$72,827	100%

(1)	See note 18 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of our investments, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Balance Sheets.”

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high quality portfolio, comprising income producing securities and other assets. Our investment strategy focuses on:

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

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 80% and 81%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2014 and 2013.

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

	December 31,
(Amounts in millions)	2014			2013
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$14,050	$15,743	34%	$14,724	$15,148	34%
AA	4,467	4,844	10	4,531	4,627	11
A	12,214	13,887	30	11,621	12,488	28
BBB	9,599	10,612	23	10,164	10,720	24
BB	1,304	1,362	3	1,114	1,148	3
B	76	76	—	121	132	—
CCC and lower	100	112	—	115	112	—

Total public fixed maturity securities	$41,810	$46,636	100%	$42,390	$44,375	100%

Private fixed maturity securities
AAA	$1,533	$1,597	10%	$1,464	$1,483	11%
AA	2,021	2,104	14	1,536	1,570	11
A	4,639	4,928	31	4,217	4,331	30
BBB	5,972	6,214	39	5,832	5,984	42
BB	794	794	5	711	736	5
B	103	95	1	61	56	—
CCC and lower	78	79	—	98	94	1

Total private fixed maturity securities	$15,140	$15,811	100%	$13,919	$14,254	100%

Total fixed maturity securities
AAA	$15,583	$17,340	28%	$16,188	$16,631	28%
AA	6,488	6,948	11	6,067	6,197	11
A	16,853	18,815	30	15,838	16,819	29
BBB	15,571	16,826	27	15,996	16,704	29
BB	2,098	2,156	4	1,825	1,884	3
B	179	171	—	182	188	—
CCC and lower	178	191	—	213	206	—

Total fixed maturity securities	$56,950	$62,447	100%	$56,309	$58,629	100%

Based upon fair value, public fixed maturity securities represented 75% and 76%, respectively, of total fixed maturity securities as of December 31, 2014 and 2013. Private fixed maturity securities represented 25% and 24%, respectively, of total fixed maturity securities as of December 31, 2014 and 2013.

We diversify our fixed maturity securities by security sector. The following table sets forth the fair value of our fixed maturity securities by sector, as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of December 31:

	2014		2013
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government-sponsored enterprises	$6,000	10%	$4,810	8%
Tax-exempt	362	1	295	—
Government—non-U.S.	2,106	3	2,146	4
U.S. corporate	27,200	44	25,035	43
Corporate—non-U.S.	15,132	24	15,071	26
Residential mortgage-backed	5,240	8	5,225	9
Commercial mortgage-backed	2,702	4	2,898	5
Other asset-backed	3,705	6	3,149	5

Total fixed maturity securities	$62,447	100%	$58,629	100%

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established in the Barclays Capital Aggregate Index, as well as the percentage of the total corporate bond holdings that each industry comprised as of December 31:

	2014		2013
(Amounts in millions)	Fair value	% of total	Fair value	% of total
Utilities and energy	$10,270	24%	$9,510	24%
Finance and insurance	8,152	19	7,719	19
Consumer—non-cyclical	5,002	12	4,863	12
Technology and communications	3,449	8	3,183	8
Industrial	3,202	8	2,862	7
Capital goods	2,634	6	2,533	6
Consumer—cyclical	2,510	6	2,353	6
Transportation	1,706	4	1,600	4
Other	5,407	13	5,483	14

Total	$42,332	100%	$40,106	100%

We diversify our corporate bond holdings by industry and issuer. As of December 31, 2014, our combined corporate bond holdings in the 10 issuers to which we had the greatest exposure were $2.3 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2014 was $286 million, which was less than 1% of our total cash, cash equivalents and invested assets.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Further analysis related to our investments portfolio as of December 31, 2014 and 2013 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2014 and 2013 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our U.S. insurance businesses, and our U.S. insurers are regulated by the insurance departments of the states in which they are domiciled and licensed. Our non-U.S. insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Our insurance products and businesses also are affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions. Our securities operations, including our insurance products that are regulated as securities, such as variable annuities and variable life insurance, also are subject to U.S. federal and state and non-U.S. securities laws and regulations. The U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), state securities authorities and similar non-U.S. authorities regulate and supervise these products.

The primary purpose of the Insurance Laws regulating our insurance businesses and their equivalents in the other countries in which we operate, and the securities laws affecting our variable annuity products, variable life insurance products, registered FABNs and our broker/dealer, is to protect our policyholders, contractholders and clients, not our stockholders. These laws and regulations are regularly re-examined and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations. Insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general or their non-U.S. equivalents) periodically make inquiries regarding compliance with insurance, securities and other laws and regulations, and we cooperate with such inquiries and take corrective action when warranted.

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

The Insurance Laws applicable to us or our U.S. insurers are described below. Our U.S. mortgage insurers are also subject to additional Insurance Laws applicable specifically to mortgage insurers discussed below under “—Mortgage Insurance.”

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

The Insurance Laws require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or its ultimate parent entity. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that state. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation.

In December 2010, the National Association of Insurance Commissioners (the “NAIC”) adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. We expect most or all of the states will adopt them in whole or substantial part by January 2016.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act will require an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment (“ORSA”) Summary Report. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. An insurer that is subject to the ORSA requirements will be expected to:

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

The ORSA Model Act must be adopted by the individual state legislatures and insurance regulators in order to be effective in a particular state. In the states where the ORSA Model Act has been adopted, the ORSA Model Act’s requirements generally became effective on January 1, 2015.

The NAIC recently has adopted new model laws and regulations as part of its Solvency Modernization Initiative. In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”), which would require insurers to disclose detailed information regarding their governance practices. In December 2014, the NAIC adopted further amendments of the insurance holding company act and regulations (the “2014 NAIC Amendments”), which would authorize U.S. regulators to, among other items, lead or participate in the group-wide supervision of certain international insurance groups. Both the Corporate Governance Model Act and Regulation and the 2014 NAIC Amendments must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state.

During 2014, the NAIC also approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC has implemented the framework through a new actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement it. The NAIC currently is developing a model regulation to be adopted by the states that is expected to contain the same substantive provisions as the provisions of the adopted AG 48.

We cannot predict the impact, if any, that the NAIC Amendments, the 2014 NAIC Amendments, compliance with the ORSA Model Act, the requirements of AG 48, and the Corporate Governance Model Act and Regulation will have on our business, financial condition or results of operations.

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

In our U.S. mortgage insurance business, partly in response to mandatory master policy changes issued by the GSEs, with the oversight of the Federal Housing Finance Agency (the “FHFA”), we have revised our master policy and related endorsements and they have been approved by the GSEs and filed as necessary in jurisdictions where we do business. Effective October 1, 2014, we issued a revised Master Policy to each of our actual and prospective insureds. The new Master Policy, among other things, adopted provisions sought for inclusion by the GSEs in every master policy in use in the industry. While these changes resulted in the modification of a significant number of terms and conditions from our prior policy, we do not believe use of the new Master Policy will have a material impact on the financial condition or results of operations of our U.S. mortgage insurance business.

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

Policy and contract reserve sufficiency analysis

The Insurance Laws of their domiciliary jurisdictions require our U.S. life insurers to conduct annual analyses of the sufficiency of their life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. Our U.S. life insurers submit these opinions annually to their insurance regulatory authorities. Different reserve requirements exist for our U.S. mortgage insurance subsidiaries. See “—Mortgage Insurance Regulation—State regulation—Reserves.”

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

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2014, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 435% and 485% of the company action level as of December 31, 2014 and 2013, respectively.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and signed into law. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations, many of which have taken effect. Federal agencies were given significant discretion in drafting the rules and regulations to implement the Dodd-Frank Act. In addition, this legislation mandated multiple studies and reports for Congress, which could in some cases result in additional legislative or regulatory action.

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of over-the-counter (“OTC”) derivatives markets which requires us to clear certain types of derivative transactions through clearing organizations. We are subject to the clearing requirement which requires us to post highly liquid securities as initial margin and have cash available to meet daily variation margin demands for most of our new interest rate derivative transactions. The need for initial and variation margin requires us to hold additional liquid, lower-yielding securities as well as cash in our investment portfolio. In addition, over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. Certain of our derivative transactions are required to be traded on swap execution facilities, regulated platforms for swap trading. Our derivatives activity is subject to greater transparency due to heightened reporting requirements. As a result of all of these changes which could make trading derivatives more expensive and difficult to execute, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition.

The Dodd-Frank Act also requires many of our swap trading counterparties to register as OTC derivatives dealers. OTC derivatives dealers will be subject to provisions of the Dodd-Frank Act regarding minimum capital and margin posting and collection requirements. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens (some of which are already in effect). These requirements may increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. Such additional obligations on dealers may make it more difficult and costly for us to enter into certain transactions. They may also render certain of our investment strategies impossible or so costly that they will no longer be economical to implement.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires lenders to retain some of the risk associated with mortgage loans that they sell or securitize, unless the mortgage loans are “Qualified Residential Mortgages” or unless the securitization or security is partially or fully exempted. Under regulations promulgated pursuant to the Dodd-Frank Act, loans which meet the definition of “Qualified Mortgages” are also eligible as Qualified Residential Mortgages. The legislation and regulations also prohibit a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. In January 2014, CFPB rules implementing the ability-to-repay and Qualified Mortgage standards contained in the Dodd-Frank Act went into effect. The rules set requirements for how mortgage lenders can demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. We expect the rules to have a positive impact on the credit quality of mortgage loans which may benefit our delinquency rates but the rule may have the negative impact of reducing the number of loans originated and therefore available for the mortgage insurance market. The CFPB may issue additional rules or regulations that affect our U.S. mortgage insurance business and may assert jurisdiction over regulatory or enforcement matters in lieu of or in addition to the existing jurisdiction of other federal or state agencies.

The Dodd-Frank Act also establishes a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, which may include insurance companies, deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. FSOC has adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. We have not currently been designated as systemically significant by FSOC but this determination could change in the future. Insurance company subsidiaries of systemically significant companies would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such a proceeding be commenced against the insurer under state law. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans. Existing and proposed rules regarding heightened prudential standards for systemically significant companies would impose new capital, liquidity, counterparty credit exposure and governance standards, and they would also subject such companies to restrictions on their activities and management if they appear to be at risk of liquidation. There are no exceptions for insurance companies in these regulations, except that in establishing minimum capital requirements for holding companies on a consolidated basis, the Federal Reserve is not required to include insurance activities that are regulated as insurance at the state level, and is expected to develop and adopt rules on capital standards for insurance companies. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations as could a future determination that we or our counterparties are systemically significant.

The Dodd-Frank Act establishes a Federal Insurance Office (“FIO”) within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. In December 2013, FIO issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states, in particular recommending federal standards and oversight regulations for mortgage insurers. If adopted, we cannot predict what effect, if any, such standards and regulations may have on our U.S. mortgage insurance business. Further, in December 2014, FIO delivered its report to Congress describing the global reinsurance market and its critical role in supporting the U.S. insurance system.

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

Changes in tax laws

In December 2014, the President signed the 2014 Tax Increase Prevention Act of 2014 which provided one year retroactive extensions through December 31, 2014 of certain tax benefits to individuals and businesses. Included in the Act was a one-year extension allowing taxpayers whose mortgage debt was forgiven in 2014 to exclude the debt forgiveness from taxable income. Also included in the Tax Increase Prevention Act of 2014 was a provision to allow mortgage insurance premiums as deductible interest for 2014. It is unclear at this time whether these provisions will be extended past 2014 in future legislation. However, we believe that the impact on our U.S. mortgage insurance products will be immaterial regardless of whether or not the provisions are further extended.

In November 2014, the American Business Competitive Act of 2014 was introduced. In general, if enacted, the American Business Competitive Act of 2014 would reduce the corporate tax rate to 25% over 10 years while eliminating certain tax credits and deductions for all businesses. In December 2014, the Republican Staff of the Committee on Finance of the U.S. Senate produced a white paper entitled “Comprehensive Tax Reform for 2015 and Beyond.” Five bipartisan working groups were created to make recommendations for tax reform. At this time, it is unknown what shape either of these legislative initiatives might take and how any final legislation might affect us and our policyholders. However, if there is final legislation that adopts certain proposals that were previously made regarding taxation of insurance products and insurance companies, it could have a negative effect on the attractiveness of our products.

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

The PRA and FCA were created in April 2013, replacing the Financial Services Authority which previously regulated both prudential and conduct of business matters.

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

Further, a U.K. insurer is required to report in its annual returns to the PRA all material related party transactions (e.g., intra-group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

There will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Europe as a result of the implementation of the Solvency II directive. Currently, it is expected to become effective on January 1, 2016. At this stage, it is not possible to predict the impact these changes will have on our operations.

Restrictions on dividend payments

The U.K. Companies Act 2006 prohibits U.K. companies from making a distribution such as a dividend to their stockholders unless they have “profits available for distribution,” the determination of which is based on the company’s audited accumulated realized profits (so far as not previously utilized by distribution) less its accumulated realized losses (so far as not previously written off). In addition, our European mortgage insurance and our lifestyle protection insurance businesses, both of which are regulated by the PRA, have committed to the PRA that they will obtain the prior consent of the PRA before taking any management action that has the effect of extracting capital to any company that is directly or indirectly held or controlled by Genworth Financial through either a dividend, return of capital, preference share, loan or otherwise.

Intervention and enforcement

The PRA and FCA have extensive powers to intervene in the affairs of an insurer or authorized person and have the power, among other things, to enforce and take disciplinary measures in respect of breaches of their respective rules. Such powers include the power to vary or withdraw any authorizations. Furthermore, a new feature of regulation of U.K. insurance companies was introduced in April 2013 when the Financial Services Act 2012 came into effect. This has created new powers for the FCA, PRA and the Bank of England to impose requirements on U.K. parent companies of certain regulated firms. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the new powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate U.K. parent company of an insurer that is not at the head of the ownership chain. How the FCA, PRA and Bank of England will exercise these powers over unregulated holding companies is currently uncertain but the FCA, PRA and HM Treasury have indicated that they will be used rarely and only where the other regulatory tools available to a regulator are ineffective.

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

In recent years, the BMA has adopted new solvency regulations and certain other regulations to enhance its governance and disclosure requirements for insurance companies. The BMA has indicated that such requirements have been proposed in order for Bermuda to achieve consistency with changes being developed by other leading insurance regulators worldwide, and in so doing achieve equivalence with the Solvency II directive. Each of our Bermudian captive insurance companies meet or exceed the new minimum solvency requirements that have been adopted in Bermuda. The BMA continues to refine and adopt various regulations enhancing its governance and disclosure requirements, which requirements have not had a material effect on our Bermudian captive insurance companies’ business, financial condition or results of operations. However, the BMA continues to propose revisions to its solvency, governance and reporting regulations and we cannot be certain of the impact these revisions may have on our Bermudian captive insurance companies or the impact, if any, on our business, financial condition or results of operations. The BMA’s efforts to adopt these revisions are generally proceeding independently of the implementation timeline of the Solvency II directive in Europe.

Mortgage Insurance Regulation

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Genworth Mortgage Insurance Corporation (“GMICO”), our primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of 14.3:1 and 19.3:1 as of December 31, 2014 and 2013, respectively. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to stop writing new business immediately in the state until the insurer re-establishes the required regulatory level of capital or receives a waiver of such requirement from the state’s insurance regulator or, alternatively, until we establish an alternative source of underwriting capacity such as an affiliated insurer which meets state regulatory capital-related requirements and has been approved as an eligible mortgage guaranty insurer by the GSEs.

Historically, when our U.S. mortgage insurance subsidiaries have exceeded the maximum state regulatory risk-to-capital ratio of 25:1, they have operated pursuant to regulatory forbearance (typically in the form of a waiver or the regulatory equivalent thereof) or instead operated through affiliated insurers that met applicable state regulatory requirements and where we had obtained GSE approval of the affiliates as eligible insurers (subject to specified conditions). While it is our expectation that our U.S. mortgage insurance subsidiaries will continue to meet their regulatory capital requirements, should GMICO in the future exceed required risk-to-capital levels, we would pursue required regulatory and GSE forbearance and approvals or pursue approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014, the MGIWG published a revised draft of the previously proposed amendments of the NAIC’s Mortgage Guaranty Insurers Model Act (the “MGI Model”) and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific risk-based capital standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty

Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” At this time we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. Since the loss ratio of our U.S. mortgage insurers exceeded 35% in 2014, the regulator granted us approval to release a portion of the statutory contingency reserve in accordance with prescribed Insurance Laws. As a result, the statutory contingency reserve for our U.S. mortgage insurers was approximately $193 million as of December 31, 2014.

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

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to the U.S. Department of Housing and Urban Development Administration or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible impermissible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required to report HMDA data although, under the laws of several states, mortgage insurers currently are prohibited from discriminating on the basis of certain classifications. Mortgage insurers, through the U.S. Mortgage Insurers Trade Association, voluntarily submit to the Federal Financial Institutions Examinations Council data on loans submitted for insurance like that required for most mortgage lenders under HMDA.

The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the draft capital requirement methodology intended to be effective under the new PMIERs released publicly on July 10, 2014 by the FHFA. These requirements, as currently drafted, contemplate an effective date for compliance 180 days after the final publication date and final publication currently is anticipated to be on or about the end of the first quarter of 2015. In addition, the guidelines permit a transition period, subject to GSE approval, of two years from the publication date to meet the required capital levels. We provided comments on September 8, 2014 pursuant to the public request for input and we will continue to work with the FHFA and GSEs in an effort to have appropriate refinements made before the new guidelines are finalized.

We previously disclosed our estimates of the additional capital required to meet the revised draft PMIERs in their current form and operate our business as being between $500 million and $700 million as of the date the new requirements are anticipated to become effective. Our estimate is based on the revised draft PMIERs, as we understand them, and is subject to change. In this regard, the amount of additional capital that will be required to meet the Net Asset Requirements, as defined in the revised draft PMIERs, and operate our business is dependent upon, among other things, (i) the extent the final PMIERs as ultimately adopted differ materially from the current draft, including with respect to the amount and timing of additional capital requirements and the amount of capital credit provided to various types of assets; (ii) the way the requirements are applied and interpreted by the GSEs and FHFA as and after they are implemented; (iii) the future performance of the U.S. housing market; (iv) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (v) our projected overall financial performance, capital and liquidity levels being as anticipated. As a result, the amount of required capital may vary significantly from the amounts currently anticipated.

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

We currently intend that our U.S. mortgage insurance business will meet the additional capital requirements contained in the revised draft PMIERs by the anticipated effective date. We will seek to utilize the transition period provided for in the draft guidelines if we do not comply by the anticipated effective date (subject to GSE approval).

In September 2014, we received a letter from Fannie Mae in conjunction with the revised draft PMIERs to supplement the existing MI Eligibility Standards. In that letter, our U.S. mortgage insurance subsidiaries and other mortgage insurers in the U.S. mortgage insurance industry are required to, among other things, adhere to specified conditions beyond those contained in the MI Eligibility Standards as set forth in the letter. These new regulatory measures are expected to remain in effect until the PMIERs are finalized and effective. In particular, Fannie Mae is requiring our U.S. mortgage insurance subsidiaries to obtain their written approval prior to taking any of the following actions:

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

On November 6, 2014, OSFI published the final B-21 Residential Mortgage Insurance Underwriting Practices and Procedures Guideline (the “B-21 Guideline”). In the B-21 Guideline, OSFI set out principles that focus on three main areas: governance of the underwriting process, interactions with lenders and internal risk management of the underwriting process. The B-21 Guideline also enhances disclosure requirements intended to support greater transparency, clarity and public confidence in mortgage insurers’ residential mortgage insurance underwriting practices. The implementation deadline of the B-21 Guideline is June 30, 2015 and Genworth Canada expects to be in compliance by this date.

Under PRMHIA and the Insurance Companies Act of Canada, Genworth Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a model developed by OSFI. On June 23, 2013, OSFI communicated that it has commenced an internal process aimed at developing a new capital framework for mortgage insurers expected to be effective in 2017. In the third quarter of 2014, OSFI published an interim MCT guideline for mortgage insurers effective January 1, 2015. This guideline was developed by adjusting the 2015 MCT guideline applicable to property and casualty insurers to reflect the specific characteristics of the mortgage insurance business until the new capital framework for mortgage insurers is developed. The implementation of the interim MCT in 2015 is not expected to have a significant impact on Genworth Canada’s MCT ratio.

The Insurance Companies Act of Canada provides that dividends may only be declared by the board of directors of the Canadian insurer and paid if there are reasonable grounds to believe that the payment of the dividend would not cause the insurer to be in violation of its minimum capital and liquidity requirements. Also, we are required to notify OSFI prior to the dividend payment.

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

APRA also sets minimum capital levels and monitors corporate governance requirements, including the risk management strategy for our Australian mortgage insurance business. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial condition report and an annual report on insurance liabilities by an appointed actuary. APRA also requires us to submit our risk management strategy and reinsurance management strategy, which outlines our use of reinsurance in Australia, annually and more frequently if there are material changes.

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

In addition, APRA determines the capital requirements for ADIs and has reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian internal ratings-based ADIs are determined by their APRA-approved internal ratings-based models, which may or may not allocate capital credit for LMI. We believe that APRA and the internal ratings-based ADIs have not yet finalized internal models for residential mortgage risk, so we do not believe that the internal ratings-based ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance. APRA rules also provide that LMI on a non-performing loan (90 days plus arrears) protects most ADIs from having to increase the regulatory capital on the loan to a risk-weighting of 100%. These regulations include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for ADIs in the event that the mortgage insurer has contractual recourse to the ADI or a member of the ADI’s consolidated group.

In December 2013, the Australian government announced that there would be an inquiry into Australia’s financial system. The Financial System Inquiry (“FSI”) made a number of recommendations, which were released by the Australian government in December 2014. The FSI has recommended, among other things, that capital levels for internal ratings-based ADIs be raised against residential real estate risks and that lenders mortgage insurance be recognized for bank capital credit purposes where appropriate. The FSI has also recommended narrowing the average risk-weight gap between average risk-weights for the internal ratings-based ADIs and other ADIs to help competition. In releasing the FSI’s recommendations, the Australian Treasurer commented that the FSI’s recommendations on bank capital are for APRA and the Reserve Bank of Australia (“RBA”) to be considered as independent regulators.

APRA has the power to impose restrictions on Genworth Australia’s ability to declare and pay dividends based on a number of factors, including the impact on the minimum regulatory capital ratio of our Australian mortgage insurance business.

As a public company that is traded on the Australian Securities Exchange (the “ASX”), Genworth Australia is subject to Australian securities laws and regulation, as well as the reporting requirements of the ASX.

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

Privacy of consumer information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about the companies’ policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services, the Federal Trade Commission and various states regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information, including certain notice requirements in the event of security breaches, and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

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

Employees

As of December 31, 2014, we had approximately 5,300 full-time and part-time employees.

Directors and Executive Officers

See Part III, Item 10 of this Annual Report on Form 10-K for information about our directors and executive officers.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, without charge, on our website, www.genworth.com, as soon as reasonably practicable after we file or furnish such reports with the SEC. The public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our SEC filed or furnished reports are also available, without charge, from Genworth Investor Relations, 6620 West Broad Street, Richmond, VA 23230.

Our website also includes the charters of our Audit Committee, Nominating and Corporate Governance Committee, Risk Committee, and Management Development and Compensation Committee, any key practices of these committees, our Governance Principles, and our company’s code of ethics. Copies of these materials also are available, without charge, from Genworth Investor Relations, at the above address. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our code of ethics and any waiver applicable to any of our directors, executive officers or senior financial officers.

On June 9, 2014, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 30170, College Station, TX 77842-3170. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Relating to All of Our Businesses

We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.

In connection with the release of our results for the fourth quarter of 2014, we announced that we are conducting a thorough review of our portfolio exploring all options to maximize long-term stockholder value and that we are taking proactive measures to leverage our strengths, namely in our Global Mortgage Insurance Division, and rationalize our portfolio, including reducing costs and debt levels. As part of these measures, we are embarking on a multi-step restructuring plan targeting significant cash savings over the next two years. In addition, we are progressing on our plan to sell our lifestyle protection insurance business, which had previously been designated as a non-core business for us. We expect to realize a significant loss on any sale of our lifestyle protection insurance business given its current book value. We are also pursuing and considering other actions. We cannot be sure we will be able to successfully develop and execute strategic plans to effectively address our current business challenges (including with respect to our long-term care insurance business, ratings and capital), including as a result of: (a) our failure to attract buyers for our lifestyle protection insurance business and any other businesses or other assets we may seek to sell, or securities we may seek to issue (if any), in each case, in a timely manner on anticipated terms; (b) our inability to generate required capital; (c) our failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents or anticipated credit or financial strength ratings; (d) our challenges changing or being more costly or difficult to successfully address than we currently anticipate or the benefits achieved being less than we anticipate; (e) our inability to achieve anticipated cost-savings; and (f) adverse tax or accounting charges. In addition, even if we are successful in developing and executing our strategic plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as losses on sale).

We may be unable to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.

We have in the past provided, and currently expect to provide, additional capital to our businesses as necessary (and to the extent we determine it is appropriate to do so) to meet regulatory capital requirements, comply with rating agency requirements, provide capital and liquidity buffers for our businesses to operate and meet unexpected cash flow obligations. We may not be able to fund or raise the required capital as and when required and the amount of capital required may be higher than anticipated. Our inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, could have a material adverse impact on our business, results of operations and financial condition, including causing us to reduce our business levels or be subject to a variety of regulatory actions.

For example, we intend to further increase capital in our U.S. life insurance business in order to (i) address the reduction in capital resulting from the completion of a comprehensive review of our long-term care insurance claim reserves and (ii) enhance our financial strength and flexibility to maintain our commercial presence and provide for unforeseen events or developments. To increase capital in our U.S. life insurance business, we intend, among other things, at least over the near term, not to pay dividends from our life insurance subsidiaries to the holding company, pursue additional long-term care insurance rate actions, seek opportunities to reduce risk in older blocks of our long-term care insurance business, utilize reinsurance, pursue block transactions or other sales and significantly reduce expenses.

In addition, we intend to support the increased capital needs of our U.S. mortgage insurance business resulting from the revised draft PMIERs. To address the increased capital needs of our U.S. mortgage insurance business, we intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company. The implementation of these actions depends on market conditions, third-party approvals or other actions (including approval by regulators), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. For a discussion of factors affecting our estimate of the amount of additional capital that will be required to meet the revised draft PMIERs and operate our business and our ability to utilize reinsurance or similar transactions to satisfy these capital requirements, see “—If we are unable to meet the capital requirements mandated by the PMIERs in the form ultimately adopted because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

Although we do not currently intend to do so, if circumstances change we may decide to issue equity at Genworth Financial, which would be dilutive to our shareholders, or debt at Genworth Financial or Genworth Holdings (including debt convertible into equity of Genworth Financial), which would increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including, market conditions, regulatory considerations, the general availability of credit and particularly, to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our business. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired if our credit or financial strength ratings are negatively impacted.

If our reserves for future policy claims are inadequate as a result of deviations from our estimates and actuarial assumptions or other reasons, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are paid, experience changes or the policy lapses. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions and methodologies we have used in pricing our products and calculating our reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience, including, but not limited to, interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured life expectancy or longevity; insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium increases; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. In addition, we include assumptions for significant anticipated (but not yet filed) future premium rate increases or benefit reductions in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves (except for our New York insurance subsidiary). We may not be able to realize these anticipated rate increases or benefit reductions in the future as a result of our inability to obtain required regulatory approvals or other factors. In this event, we would have to increase our long-term care insurance reserves by amounts that could be material. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (when we have the right to do so) or alternatively by reducing benefits.

We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments (as we have on certain occasions in the past) as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant (as they have been on occasions in the past) and this could materially adversely affect our results of operations and financial condition and may require us to generate or fund additional capital in our businesses.

The prices and expected future profitability of our long-term care insurance, life insurance and some annuity products are based upon expected claims and payment patterns, using assumptions for, among other things, projected interest rates and investment returns, morbidity rates, mortality rates (i.e., likelihood of death of our policyholders and contractholders), persistency, lapses and expenses. The long-term profitability of these products depends upon how our actual experience compares with our pricing and valuation assumptions. For example, if morbidity rates are higher than our pricing assumptions, we could be required to make greater payments and thus establish additional reserves under our long-term care insurance policies than we had projected, and such amounts could be significant. Likewise, if mortality rates are lower than our pricing assumptions, we could be required to make greater payments and thus establish additional reserves under both our long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected. If any of our assumptions are inaccurate, our reserves may be inadequate, which may have a material adverse effect on our results of operations, financial condition and business.

The risk that our lapse experience may differ significantly from our pricing assumptions is significant for our term life insurance policies. These policies generally have a level premium period for a specified period of years (e.g., 10 years to 30 years), after which the premium may increase significantly. The level premium period for a significant portion of our term life insurance policies will end in the next few years and policyholders may lapse with greater frequency than we anticipate in our reserve assumptions. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage at a lower cost), creating adverse selection where less healthy policyholders remain in our portfolio. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. We have somewhat limited experience on which to base both the lapse assumption and the mortality assumption after the end of the level premium period, which increases the uncertainty associated with our assumptions and reserve levels. However, we have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing and locked-in valuation assumptions have been established. For example, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, among other factors, may have a material adverse impact on our future loss trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance, and as a result, our ability to forecast future claim costs for long-term care insurance is more limited than for life insurance.

We recently completed a comprehensive review of our long-term care insurance claim reserves. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. As a result of these changes, we increased our long-term care insurance claim reserves by $604 million, before reinsurance, during the third quarter of 2014.

During the fourth quarter of 2014, we completed our annual loss recognition testing of our long-term care insurance business and made changes to our assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. As a result, we recorded additional long-term care insurance reserves of $731 million, before reinsurance, during the fourth quarter of 2014 on our acquired block. Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, had positive margin which was dependent on the assumptions we made on our ability to successfully implement our in-force management strategy involving premium increases or reduced benefits. In the fourth quarter of 2014, we began including future rate actions in our loss recognition testing in addition to those rate actions that had already been filed and approved or awaiting regulatory approval. Favorable impacts on our margin from rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Our acquired block would not benefit significantly from additional rate actions as it is older. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions would immediately be reflected in net income (loss) as our margin for this block was zero after the reserve increase in the fourth quarter of 2014. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero.

We also perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative, we would need to increase statutory reserves, which would decrease our risk-based capital ratios and we may be required to increase our capital within our U.S. life insurance companies. A need to significantly increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition. The NYDFS, which regulates our New York domiciled insurance subsidiary, has historically not allowed long-term care insurance cash flow testing results to be combined with other products and has required specific adequacy scenarios that are generally more severe than testing required in other states and have a disproportionate impact on our long-term care insurance products. Based on our annual statutory cash flow testing of our long-term care insurance business in 2014, our New York insurance subsidiary recorded $39 million of additional statutory reserves in the fourth quarter of 2014 and will record an aggregate of $156 million of additional statutory reserves over the next four years. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital, could result in a decline in our ratings and/or increased scrutiny by regulators and have a material adverse impact on our results of operations, financial condition and business.”

We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance reserves in the future. Any further changes to our long-term care insurance reserves may have a materially negative impact on our results of operations, financial condition and business.

For additional information on reserves, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Our risk management programs may not be effective in identifying or adequate in controlling or mitigating the risks we face.

We have developed risk management programs that include risk identification, quantification, governance, policies and procedures and seek to appropriately identify, monitor, measure, control, mitigate and report the types of risks to which we are subject. We regularly review our risk management programs and work to update them on an ongoing basis to be consistent with evolving global best market practices. However, our risk management programs may not fully control or mitigate all of the risks we face in our business.

Many of our methods of managing certain financial risks (e.g. credit, market, insurance and underwriting risks) are based on observed historical market behaviors and/or historical, statistically-based models. Historical measures may not accurately predict future exposures, which could be significantly greater than historical measures have indicated. We have also established internal risk limits based upon these historical, statistically-based models and we monitor compliance with these limits. Our internal risk limits may be insufficient and our monitoring may not detect all violations (inadvertent or otherwise) of these limits. Other risk management methods are based on our evaluation of information regarding markets, customers and customer behavior, macroeconomic and environmental conditions, catastrophic occurrences and potential changing paradigms that are publicly available or otherwise accessible to us. This collective information may not always be accurate, complete, up to date or properly considered, interpreted or evaluated in our analyses. Moreover, the models and other parts of our risk management programs we rely on in managing various aspects of our business may prove in practice to be less predictive than we expect for a variety of reasons, including as a result of issues arising in the construction, implementation, interpretation or use of the models or other programs or the use of inaccurate assumptions. The limitations of our models and other parts of our risk management programs may be material, and could lead us to make wrong or sub-optimal decisions in managing our risk and other aspects of our business and this could have a material adverse effect on our results of operations, financial condition and business.

The risks related to our models often increase when we change assumptions or methodologies or add or change to new modeling systems. For example, with respect to our long-term care insurance business, we had an error related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014. In addition, we intend to continue to enhance our modeling capabilities for various of our businesses, including for our long-term care insurance business where we are migrating to a new modeling system in 2015 or later. We believe these enhancements will provide us with access to more timely information, more granular information and better forecasting capabilities. However, during or after the implementation of these enhancements, we may discover errors or other deficiencies in existing models, assumptions and methodologies. Moreover, we will use the additional, more granular and more detailed information in our reserving and other processes, which may cause us to refine or otherwise change existing assumptions and methodologies and associated reserve levels, all of which could have a material adverse impact on business, results of operations and financial condition.

Management of operational, legal, franchise and global regulatory risks requires, among other things, methods to appropriately identify all such key risks, systems to record incidents and policies and procedures designed to detect, record and address all such risks and occurrences. If our risk management framework does not effectively identify, measure and control our risks, we could suffer unexpected losses or be adversely affected and that could have a material adverse effect on our business, results of operations and financial condition.

We employ various strategies, including hedging and reinsurance, to mitigate financial risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, changes in equity markets, credit spread movements, the occurrence of credit and counterparty defaults, currency fluctuations, changes in global housing prices, and changes in mortality, morbidity and lapses. We seek to control these risks by, among other things, entering in reinsurance contracts and derivative instruments. Such contracts and instruments may not always be available to us and subject us to counter party credit risk. Developing effective strategies for dealing with these risks is a complex process, and no strategy can fully insulate us from such risks. The execution of these strategies also introduces operational risks and considerations. See “—Reinsurance may not be available, affordable or adequate to protect us against losses” and “—Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition” for more information about risks inherent in our reinsurance and hedging strategies.

We may choose to retain certain levels of financial risk, even when it is possible to mitigate these risks. The decision to retain certain levels of financial risk is predicated on our belief that the expected future returns that we will realize from retaining the risk, in relation to the level of risk retained, is favorable, but it may turn out that our expectations are incorrect and we incur material costs or suffer other adverse consequences that arise from the retained risk.

Our performance is highly dependent on our ability to manage risks that arise from day-to-day business activities, including underwriting, claims processing, policy administration and servicing, execution of our investment and hedging strategy, actuarial estimates and calculations, financial and tax reporting and other activities, many of which are very complex. We seek to monitor and control our exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes and other mechanisms. However, the occurrence of unforeseen events, or the occurrence of events of a greater magnitude than expected, including those arising from inadequate or ineffective controls, a failure in processes, procedures or systems implemented by us or a failure on the part of employees upon which we rely in this regard, may have a material adverse effect on our financial condition or results of operations.

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

Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.

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

Over the last several years, the ratings of our holding company and several of our insurance companies have been downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur (and has occurred) for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. We may be at risk of additional ratings downgrades in the future, particularly in light of the recent increases to our long-term care insurance reserves. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.

Following the release of our results for each of the third quarter of 2014 (including the increase of our long-term care insurance claim reserves) and the fourth quarter of 2014 (including the increase of our long-term care insurance reserves as a result of loss recognition testing), rating agencies took a variety of adverse ratings actions with respect to Genworth Holdings. On November 6, 2014, Moody’s announced, among other things, that it has placed the credit ratings of Genworth Holdings on review for downgrade. On February 11, 2015, Moody’s announced, among other things, that it had downgraded the credit ratings of Genworth Holdings to “Ba1” from “Baa3.” This action concluded the review for downgrade of Genworth Holding’s credit ratings initiated on November 6, 2014. On November 6, 2014, S&P announced, among other things, that it had lowered the issuer credit and senior unsecured debt ratings of Genworth Holdings to “BB+” from “BBB-” with a negative outlook. On February 18, 2015, S&P announced, among other things, that it that it had lowered the issuer credit and senior unsecured debt ratings on Genworth Holdings to “BB-” from “BB+” with a negative outlook. In December 2014, A.M. Best also placed Genworth Holdings issuer credit rating and existing debt ratings under review with negative credit implications. On February 13, 2015, A.M. Best announced that it downgraded the Genworth Holdings issuer credit rating and existing debt ratings to “bbb-” from “bbb.” The rating agencies also took a variety of adverse ratings actions with respect to the financial strength ratings of certain of our insurance subsidiaries after the announcement of our results for both the third and fourth quarters of 2014. See “Item 1—Business—Financial Strength Ratings” for information regarding these adverse rating actions and the current financial strength ratings of our principal insurance subsidiaries.

The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	reducing new sales of our products;

•	adversely affecting our relationships with distributors, independent sales intermediaries and our dedicated sales specialists, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements (including those providing us with protection against certain foreign currency exchange movement, interest rate fluctuation and equity market risk) or enabling the counterparties to these agreements to exercise their right to terminate all transactions under the agreements;

•	requiring us to provide support in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements;

•	adversely affecting our ability to maintain reinsurance or obtain new reinsurance or obtain it on reasonable pricing and other terms;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;

•	adversely affecting our ability to raise capital;

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets and replace our credit agreement when it expires in 2016; and

•	making it more difficult to execute strategic plans to effectively address our current business challenges.

Following the adverse rating actions after the announcement of our results for the third quarter of 2014, several distributors suspended distribution related to our U.S. Life Insurance Division’s products. Those distributors represented, in aggregate, approximately 18%, 16% and 9%, respectively, of 2014 sales of our linked-benefits, annuities and long-term care insurance products. We expect we will continue to be adversely impacted by recent rating actions. Any further adverse ratings announcements or actions likely would have, or intensify, the adverse impact of the direct or indirect effects discussed above (among others), all of which could have a material adverse impact on our results of operations, financial condition and business.

In addition, the GSEs require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable) under the GSE MI Eligibility Standards. These MI Eligibility Standards provide that if these requirements are not met additional limitations or requirements may be imposed in the case of Fannie Mae or will be imposed in the case of Freddie Mac for eligibility to insure loans purchased by the GSEs. Currently, we do not meet the ratings requirements of the GSE MI Eligibility Standards. In February 2008, the GSEs temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs. The GSEs are reviewing the MI Eligibility Standards and have proposed the revised draft PMIERs as modifications to these standards. In conjunction with that review, and as a condition to us being eligible to continue to insure mortgage loans sold to Fannie Mae prior to the finalization of the PMIERs, Fannie Mae has imposed additional restrictions on us in addition to the existing MI Eligibility Standards. See “Item 1—Business—Regulation—Mortgage Insurance Regulation” for additional information. We cannot be sure those limitations will not have a material adverse impact on our results of operations, financial condition and business. Our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our results of operations and financial condition.

If we are unable to retain, attract and motivate qualified employees and sales representatives our results of operations, financial condition and sales of our products may be adversely impacted.

Our continued success is largely dependent on our ability to retain and attract qualified employees. We face intense competition in retaining and attracting key employees, including actuarial, finance, legal, investment, risk, compliance and other professionals. Additionally, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.

Our ability to retain, attract and motivate experienced and qualified employees has been more challenging in light of our recent financial difficulties and our announced expense reductions, as well as the demands being placed on our employees. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on results of operations, financial condition and business.

Our retention challenges include our independent sales representatives. We rely on independent sales representatives to distribute our insurance products and services to independent brokers, banks, broker-dealers and other third-party distributors. There is strong competition among financial services companies for effective sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial strengths, support services, compensation and product offerings. If we are unable to retain and attract sufficient sales representatives to sell our products, our ability to compete and generate revenues from new sales would be adversely impacted.

An adverse change in our regulatory requirements, including risk-based capital, could result in a decline in our ratings and/or increased scrutiny by regulators and have a material adverse impact on our results of operations, financial condition and business.

Our domestic life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation.

Our domestic mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. The failure of our domestic mortgage insurance subsidiaries to meet their regulatory requirements, in addition to the proposed changes to the GSE MI Eligibility Standards, could limit our ability to write new business. For further discussion of the importance of risk-to-capital requirements to our U.S. mortgage insurance subsidiaries, see “—If we are unable to meet the capital requirements mandated by the PMIERs in the form ultimately adopted because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “—Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.”

Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country. As described under “Item 1—Business—Regulation—U.K. Insurance Regulation—Solvency requirements,” there will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Europe as a result of the introduction of the Solvency II directive, which is expected to become effective on January 1, 2016. Increases in capital requirements as a result of Solvency II may be required and may impact our operating results. Furthermore, as discussed in “Item 1—Business—Regulation—U.K. Insurance Regulation—Intervention and enforcement” above, the PRA, FCA and Bank of England have powers to impose certain requirements on U.K. parent companies of insurers. Moreover, our Canadian regulator, OSFI, released a discussion paper on proposed changes to the Regulatory Capital Framework for Property and Casualty Insurers, and OSFI noted that it has commenced an internal process aimed at developing a new capital framework for mortgage insurers expected to be effective in 2017. At this stage, it is not possible to predict the impact these changes will have on our operations.

An adverse change in our RBC, risk-to-capital ratio or other minimum regulatory requirements also could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries and the credit ratings of Genworth Holdings, which would have an adverse impact on our ability to write and retain business and could cause regulators to take regulatory or supervisory actions with respect to our businesses, all of which could have a material adverse effect on our results of operations, financial condition and business.

As holding companies, we and Genworth Holdings depend on the ability of our respective subsidiaries to pay dividends and make other payments and distributions to each of us and to meet our obligations.

We and Genworth Holdings each act as a holding company for our respective subsidiaries and do not have any significant operations of our own. Dividends from our respective subsidiaries, permitted payments to us under tax sharing and expense reimbursement arrangements with our subsidiaries and proceeds from borrowings are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings and amounts owed to GE under the Tax Matters Agreement. If the cash we receive from our respective subsidiaries pursuant to dividends and tax sharing and expense reimbursement arrangements is insufficient to fund any of these obligations, or if a subsidiary is unable or unwilling for any reason to pay dividends to either of us, we or Genworth Holdings may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity.

The payment of dividends and other distributions by our insurance subsidiaries is dependent on, among other things, the performance of the subsidiaries, is subject to corporate law restrictions, and is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by the insurance subsidiaries (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to policyholders or contractholders. Moreover, as a consequence of our recent adverse financial results, the regulators who have governance over our international mortgage insurance subsidiaries may impose additional restrictions over such subsidiaries using the broad prudential authorities available to the major regulators. Courts typically grant regulators significant deference when considering challenges of an insurance company to a determination by insurance regulators to grant or withhold approvals with respect to dividends and other distributions.

In addition, as a public company that is traded on the TSX, Genworth Canada is subject to securities laws and regulations in each province in Canada, as well as the rules of the TSX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Canada. Although the board of directors of Genworth Canada is composed of a majority of Genworth nominees, under Canadian law each director has an obligation to act honestly and in good faith with a view to the best interests of Genworth Canada. Moreover, as a public company that is traded on the ASX, Genworth Australia and its subsidiaries are subject to Australian securities laws and regulations, as well as the rules of the ASX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Australia. Although the board of directors of Genworth Australia is composed of a majority of Genworth designated directors, under Australian law each director has an obligation to exercise their powers and discharge their duties in good faith in the best interests of Genworth Australia and for a proper purpose. Accordingly, actions taken by Genworth Canada and Genworth Australia and their respective boards of directors (including the payment of dividends to us) are subject to, and may be limited by, the laws, regulations and rules applicable to such entities.

In connection with our plan to increase capital in our U.S. life insurance business, we intend, at least over the near term, not to pay dividends from our life insurance subsidiaries to Genworth Holdings. See “—We may be unable to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.” We expect our international subsidiaries to be the sole source of cash dividends paid to us at least in the near term as we continue to strengthen the capital position of our U.S. life insurance and U.S. mortgage insurance businesses, and therefore our liquidity and capital positions are particularly dependent on the performance of those subsidiaries and their ability to pay dividends to us as anticipated.

Fifty percent of our in-force long-term care insurance business (excluding policies assumed from MetLife Insurance Company USA, a non-affiliate third-party reinsurer) of Genworth Life Insurance Company (“GLIC”), a Delaware insurance company and our indirect wholly-owned subsidiary, is reinsured to Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), a Bermuda insurance company and our indirect wholly-owned subsidiary. Brookfield, a Bermuda insurance company and our indirect wholly-owned subsidiary, has guaranteed BLAIC’s performance of its obligations under that reinsurance agreement. As of December 31, 2014, Brookfield directly or indirectly owns 66.2% of our Australian mortgage insurance subsidiaries, 40.6% of our Canadian mortgage insurance subsidiary and 100% of our lifestyle protection insurance business. As a result of Brookfield’s guarantee, adverse developments in our reinsured long-term care insurance business (including the recent increases in our reserves of that business) have adversely impacted BLAIC’s financial condition, which could, in turn, adversely impact Brookfield’s willingness or ability to pay dividends to Genworth Holdings, including from the dividends it receives and is expected to receive in the future from our Canadian and Australian mortgage insurance businesses. We intend to seek regulatory approvals to effectively unwind the long-term care insurance reinsurance agreement between GLIC and BLAIC and release the related Brookfield guarantee thereof; however, we do not know whether or when the required approvals will be obtained and what conditions, if granted, may be imposed. Our inability to receive dividends related to our Australian and Canadian mortgage insurance businesses from Brookfield as anticipated or the inability of Brookfield to sell or otherwise dispose of shares of the businesses it owns or distribute the proceeds from any such sale to us, would have a material adverse impact on our results of operations, financial condition and business.

An inability to borrow under our credit facility could result in a reduction in our liquidity.

On September 26, 2013, we entered into a credit agreement that provides a $300 million multi-currency revolving credit facility, with a $100 million sublimit for letters of credit, available on a revolving basis until September 26, 2016. Currently there are no borrowings outstanding under the credit facility. Our ability to borrow is subject to compliance with various financial and other covenants and conditions, including that, since June 30, 2013, there has been no event, development or circumstance that had or could reasonably be expected to have a material adverse effect (as defined in the credit agreement). We cannot predict whether we will be able to meet the borrowing conditions in the event we were to need or want to borrow in the future.

Downturns and volatility in global economies and equity and credit markets could materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the global economies in which we operate and conditions in the capital markets we access. Factors such as high unemployment, low consumer spending, low business investment, high government spending, the volatility and strength of the global capital markets, and inflation all affect the business and economic environment and, ultimately, the demand for and terms of our products and results of operations of our business. The recessionary state and the volatility of many economies in the past have fueled uncertainty and downturns in global mortgage markets and have contributed to increased volatility in our business and results of operations. This uncertainty and volatility has impacted, and may impact in the future, the demand for certain financial and insurance products. As a result, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

Rising unemployment or underemployment rates can, for example, negatively impact a borrower’s ability to pay his or her mortgage, thereby increasing the likelihood that we could incur additional losses in our mortgage insurance businesses. We set loss reserves for our mortgage insurance businesses based in part on expected claims and delinquency cure rate patterns. These expectations reflect our assumptions regarding unemployment and underemployment levels. If unemployment levels are higher than those within our loss reserving assumptions, the claims frequency and severity for our mortgage insurance businesses could be higher than we had projected.

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

Interest rates and changes in rates could materially adversely affect our business and profitability.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or credit spreads will reduce our margin or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders. We may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and some contracts have guaranteed minimum interest crediting rates. As a result, historically low interest rates over the last few years have adversely impacted, and may continue to materially adversely impact, our business and profitability.

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Therefore, increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and have, and may further, adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products, as well as increase hedging costs on our in-force block of variable annuity products. A low interest rate environment negatively impacts the sufficiency of our margins on both our DAC and present value of future profits (“PVFP”). If interest rates remain low for a prolonged period, this could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant (such as has been the case with our long-term care insurance business recently). In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support statutory reserves.

In certain products, in particular our long-term care insurance products, the average life of our assets is considerably shorter than the average life of the liabilities. This increases our reinvestment rate risk with respect to the assets. Should interest rates remain low or go lower, this will cause our net investment income to be lower which will negatively impact the profitability of our businesses. In addition, to the extent the assets are of a shorter average life than the liabilities (especially as is the case with our long-term care insurance products), changes in interest rates will impact assets and liabilities differently. As interest rates decline, the net present value of the liabilities will therefore increase more than the net present value of the assets and could require us to hold higher reserves.

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

Declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans. Declining interest rates historically have also contributed to home price appreciation, which may provide borrowers in the United States with the option of cancelling their mortgage insurance coverage earlier than we anticipated when pricing that coverage. These cancellations could have a material adverse effect on the results of our U.S. mortgage insurance business.

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

Increasing interest rates may require us to post additional collateral for derivatives that we hold to mitigate interest rate risk. Posting this collateral could materially adversely affect our financial condition and results of operation by reducing our liquidity and net investment income, to the extent that the additional collateral posting requires us to invest in higher-quality, lower-yielding investments.

See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capital management strategy, we have historically purchased reinsurance from external reinsurers as well as provided internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position and manage risk to within our tolerance level. Some of these reinsurance arrangements are indefinite, but others require periodic renewals. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our recent financial challenges and adverse rating actions may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to meet the capital requirements mandated by the PMIERs in the form ultimately adopted because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition.

We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional clients to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk, however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations. We ceded to UFLIC our in-force structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance assumed from MetLife Insurance Company USA. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation, an indirect subsidiary of GE, has agreed to maintain UFLIC’s RBC above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations.

Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

Fixed maturity, equity and trading securities are reported at fair value on our consolidated balance sheets. They represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Valuations use inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more complex or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2014, fixed maturity securities of $62.4 billion in our investment portfolio represented 80% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations or circumstances that would require us to sell securities which have declined in value.

Our investment portfolio includes investments in securities issued by foreign issuers, including companies from the European Union and Russia. Recently, certain European Union member states and Russia have experienced financial difficulties that have triggered, and in the future may trigger, adverse financial consequences in the United States and international markets. In particular, a number of large European banks hold significant amounts of sovereign financial institution debt of other European nations and could experience difficulties as a result of defaults or declines in the value of such debt. If we determine to reposition or realign portions of the portfolio or otherwise determine to sell certain securities in an unrealized loss position, we will incur an other-than-temporary impairment charge.

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

Further, any concentration of geographic, sector or counterparty exposure in our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities may have adverse effects on our investment portfolio and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region, sector or counterparty may have a greater adverse effect on the investment portfolios to the extent that the portfolios are exposed to such geographic region, sector or counterparty.

Competitors could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, product investment returns, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Our recent financial challenges have adversely and directly impacted the competitiveness of our life, annuity and long-term care insurance businesses, and indirectly adversely impacted our mortgage insurance business. In addition, many competitors offer similar products and use similar distribution channels. The appointment of a receiver to rehabilitate or liquidate or take other adverse regulatory actions against a significant competitor could also negatively impact our businesses if such actions were to impact consumer confidence in industry products and services.

Our reliance on key distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced.

We distribute our products through a wide variety of distribution methods, including through relationships with key distribution partners (including lender customers of our mortgage insurance businesses). These distribution partners are an integral part of our business model. We are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contracts or relationships with us. In addition, timing of key distributor adoption of our new product offerings may impact sales of those products. Some distributors have, and in the future others may, elect to terminate or reduce their distribution relationships with us for a variety of reasons, including as a result of our recent financial challenges (including adverse ratings actions). And in the future, other distributors may terminate or reduce their relationships with us as a result of, among other things, these challenges as well as future adverse developments in our business or adverse rating agency actions or concerns about market-related risks, commission levels or the breadth of our product offerings. As discussed in “Part I—Item 1—Business—International Mortgage Insurance,” our mortgage insurance businesses in Canada and Australia are concentrated in a small number of key distribution partners, which increases our risks and exposure in the event one or more of these partners terminate or reduce their relationship with us. Any termination, reduction or material change in relationship with a key distribution partner could have a material adverse effect on our future sales for one or more products.

Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth.

Our insurance operations are subject to a wide variety of laws and regulations and are extensively regulated. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. Our international operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are domiciled. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to do business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines and other sanctions which could have a material adverse effect on our business. In addition, the nature and extent of regulation of our activities in applicable jurisdictions could materially change causing a material adverse effect on our business.

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

In addition, the Federal Housing Finance Agency, the regulatory body of the FHLBs, began exploring changes to federal regulations in December 2010, augmented by an additional proposed advisory bulletin in 2012 on FHLB lending to insurers. These changes, if enacted, could impact our ability to effectively utilize FHLB products and services. FHLB membership provides a low-cost alternative funding source for our businesses. Changes in these laws and regulations, or in interpretations thereof in the United States, can be made for the benefit of the consumer, or for other reasons, at the expense of the insurer and thus could have a material adverse effect on our financial condition and results of operations.

Regulators in the United States and internationally have developed criteria under which they are subjecting non-bank financial companies, including insurance companies, that are deemed systemically important to higher regulatory capital requirements and stricter prudential standards. Although neither we nor any of our subsidiaries have been designated systemically important, we cannot predict whether we or any of our subsidiaries will be deemed systemically important in the future or how such a designation would impact our business, results of operations, cash flows or financial condition.

Litigation and regulatory investigations or other actions are common in the insurance business and may result in financial losses and harm our reputation.

We face the risk of litigation and regulatory investigations or other actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate.

In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, cancellation or rescission of coverage, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of RESPA or related state anti-inducement laws and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations, from state, federal and international regulators and other authorities. Plaintiffs in class action and other lawsuits against us, as well as regulators, may seek very large or indeterminate amounts, which may remain unknown for substantial periods of time.

We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships and we are currently subject to two shareholder putative class action lawsuits alleging securities law violations.

A substantial legal liability or a significant regulatory action (including uncertainty about the outcome of pending legal and regulatory investigations and actions) against us could have a material adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm and incur significant legal expenses, which could have a material adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor determine, the ultimate outcomes of any pending investigations and legal proceedings, nor to provide reasonable ranges of possible losses other than those that have been disclosed.

For a further discussion of certain current investigations and proceedings in which we are involved, see “Item 3—Legal Proceedings.” We cannot assure you that these investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.

The material weakness in our internal control over financial reporting may adversely impact our company.

As discussed in “Part II—Item 9A—Controls and Procedures,” we have concluded that we did not have adequate controls designed and in place to ensure that we correctly implemented changes made to one of our methodologies as part of our comprehensive long-term care insurance claim reserves review completed in the third quarter of 2014. As a result, we failed to identify a $44 million after-tax calculation error. Although this control deficiency did not result in a material misstatement in the consolidated financial statements, we have concluded a material weakness exists in the controls over the implementation of our long-term care insurance claim reserves assumption and methodology changes because such a misstatement could have occurred. We are currently working to remediate the material weakness.

We currently are targeting to complete the implementation of the control enhancements during 2015. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time. We cannot be sure when we will successfully remediate the material weakness or whether compensating controls will be effective before then in preventing or detecting material errors. The remediation may require substantial time and resources to successfully implement. Moreover, this material weakness and the financial statement errors we have had in the past or may have in the future could cause investors, creditors, distributors, customers, rating agencies, regulators and others to lose confidence in the effectiveness of our internal controls and the accuracy of our financial statements and other information, all of which could have a material adverse impact on our business, results of operations and financial condition.

Our computer systems may fail or be compromised, and unanticipated problems could materially adversely impact our disaster recovery systems and business continuity plans, which could damage our reputation, impair our ability to conduct business effectively and materially adversely affect our financial condition and results of operations.

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

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable information, personal health information and proprietary business information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the inappropriate disclosure of personally identifiable information. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

In addition, unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy, lose or otherwise compromise valuable data. In addition, in the event that a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business.

The occurrence of natural or man-made disasters or a pandemic could materially adversely affect our financial condition and results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations or financial condition.

In July 2010, the Dodd-Frank Act was enacted and signed into law. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations, many of which have taken effect. Federal agencies were given significant discretion in drafting the rules and regulations to implement the Dodd-Frank Act. Although many of those regulations have now been adopted, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

Among other provisions, the Dodd-Frank Act provides for a new framework of regulation of OTC derivatives markets that requires us to clear certain types of transactions through clearing organizations. We are subject to the clearing requirement that requires us to post highly liquid securities as initial margin and have cash available to meet daily variation margin demands for most of our new interest rate derivative transactions. The need for initial and variation margin requires us to hold additional liquid, lower-yielding securities as well as cash in our investment portfolio. In addition, over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. Certain of our derivative transactions are required to be traded on swap execution facilities, regulated platforms for swap trading. Our derivatives activity is subject to greater transparency due to heightened reporting requirements. As a result of all of these changes which could make trading derivatives more expensive or difficult to execute, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition.

The Dodd-Frank Act also requires many of our swap trading counterparties to register as OTC derivatives dealers. OTC derivatives dealers will be subject to provisions of the Dodd-Frank Act regarding minimum capital and margin posting and collection requirements. OTC derivatives dealers are or will be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens (some of which are already in effect). These requirements may increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants such as us in the form of higher fees or less advantageous dealer marks. These additional obligations on dealers may make it more difficult and costly for us to enter into certain transactions. They may also render certain of our investment strategies impossible or so costly that they will no longer be cost-effective to implement.

The applicability of many of these regulations to us will depend to a large extent on whether the FSOC determines that we are systemically significant, in which case we would become subject to supervision by the Federal Reserve Board. FSOC has adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. To date, the FSOC has not identified us as systemically significant. Since we are not affiliated with an insured depository institution, such supervision would probably have its greatest effect on requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters. Systemically significant companies are also required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. Insurance companies that are found to be systemically significant are permitted, in some circumstances, to submit abbreviated versions of such plans.

The Dodd-Frank Act establishes an FIO within the Department of the Treasury to perform various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers that may be designated for more stringent oversight by the FSOC. We have not been designated to receive oversight by the FSOC, but there can be no assurances that it will not happen in the future.

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

Changes in accounting and reporting standards issued by the Financial Accounting Standards Board or other standard-setting bodies and insurance regulators could materially adversely affect our financial condition and results of operations.

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

We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations and financial condition.

We currently utilize significant deferred tax assets to offset income, particularly in our mortgage insurance businesses. The extent to which we can utilize deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

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

We have significant international operations that could be adversely affected by changes in political or economic stability or government policies where we operate.

We have a presence in more than 25 countries around the world. Global economic and regulatory developments could affect our business in many ways. For example, our operations are subject to local laws and regulations, which in many ways are similar to the state laws and regulations outlined above. Many of our international customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products. These changes could have a material adverse effect on our financial condition and results of operations. In addition, compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

Local, regional and global economic conditions, including changes in housing markets, employment levels, government benefit levels, credit markets, trade levels, inflation, recession and currency fluctuations, as discussed above, also could have a material adverse effect on our international businesses. Political changes, some of which may be disruptive, can also interfere with our customers and all of our activities in a particular location. Attempts to mitigate these risks can be costly and are not always successful.

Many European countries which use the euro as a common currency have experienced levels of economic stress. Failure of European officials to resolve the current euro area debt situation may result in significant financial market volatility and instability and negatively influence our business within European countries, as well as other countries around the world.

Our international businesses and operations are subject to the tax laws and regulations, and value added tax and other indirect taxes, in the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation and regulations that could increase the amount of taxes that we pay or impact the sales of our products. An increase to tax rates in the countries in which we operate could have a material adverse effect on our financial condition and results of operations.

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

We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2014 and 2013, approximately 18% and 20%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our international operations into our consolidated financial statements. We currently do not hedge this exposure, other than for dividend and other expected cash payments from our Canadian and Australian mortgage insurance businesses, and, as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

Risks Relating Primarily to Our Long-Term Care Insurance, Life Insurance and Annuities Businesses

We may not be able to increase premiums or reduce benefits on our in-force long-term care insurance policies by enough or quickly enough and the rate actions or reduced benefits currently being implemented and any future rate actions may adversely affect demand for our long-term care insurance products, our reputation in the market, our results of operations and our financial condition.

The success of our strategy for our long-term care insurance business is based on our ability to obtain significant price increases or benefit reductions, as warranted and actuarially justified based on our experience, on our in-force block of long-term care insurance policies and price our new policies appropriately (at significantly higher prices than has historically been the case). The adequacy of our current long-term care insurance reserves also depends significantly on this assumption and our ability to successfully execute our in-force management plan through increased premiums or reduced benefits as anticipated. Although the terms of all of our long-term care insurance policies permit us to increase premiums during the premium-paying period, these increases generally require regulatory approval, which often takes a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the rate stability legislation previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Rate increases by us or our competitors could also adversely affect our reputation in the markets in which we operate, adversely impact our ability to continue to market and sell new long-term care insurance products, make it more difficult for us to obtain future rate increases and adversely impact our ability to retain existing policyholders and agents. Policyholders may be unwilling or unable to pay the increased premiums we will seek to charge. We cannot predict how our policyholders (or potential future policyholders), agents, competitors and regulators may react to any rate increases, nor can we predict if regulators will approve regulated rate increases. If we are not able to increase rates or achieve associated benefit reductions for our in-force long-term care insurance policies to the extent we anticipate, we may be required to establish additional reserves and make greater payments under our long-term care insurance policies than we currently project. We may also be forced to stop selling our long-term care insurance products in markets where we cannot achieve satisfactory rate increases, which will cause a further decrease in our sales. For discussion of risks relating to our reserves, see “—If our reserves for future policy claims are inadequate as a result of deviations from our estimates and actuarial assumptions or other reasons, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.”

In addition, there can be no assurance that the premium levels of our current and future products will be well received by the market, and we may suffer from a decreased demand for our long-term care insurance products. If we are unable to sell our long-term care insurance products at such premium levels, we may not be able to sell them profitably or at all, and our results of operations and financial condition may be materially adversely affected.

If demand fails to increase for our long-term care insurance, life insurance or fixed annuity products, our business and our financial condition and results of operations could be materially adversely affected.

A large percentage of our revenue is derived from sales of long-term care insurance, life insurance and fixed annuity products. In recent years, industry sales of these products have varied; in some years, sales have significantly declined while in other years sales have grown moderately. Several factors can affect demand for these products, including changes in market and economic conditions, risk tolerance of insurers and customers and legislative or regulatory changes. In the past, decisions by insurers to cease offering these products, to raise prices on in-force policies or new policies and/or to introduce new products with higher prices have negatively impacted sales for these products. These actions resulted in decreased purchases of some of these products and have caused some distributors to reduce their sales focus on some of these products. Our success in these businesses depends on our ability to introduce and market products and services that are financially attractive and address our customers’ changing demands. If the market for life insurance, long-term care insurance and fixed annuity products remains flat or does not improve or if we are unable to compete effectively in that market with our product offerings, our financial condition and results of operations could be materially adversely affected. For the impact on sales of these products from recent rating changes, see “—Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”

If we have projected profits in earlier years followed by projected losses in later years (as is currently the case with our long-term care insurance business), we will be required to increase our reserve liabilities over time to offset the projected future losses, which could adversely affect our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. When we conclude that our reserves are insufficient by line of business to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we are required to increase our reserves and incur charges in the period in which we make the determination. We are also required to accrue additional reserves over time when the overall reserve is adequate by line of business, but profits are projected in earlier years followed by losses projected in later years. When this pattern of profits followed by losses exists, and we determine that an additional reserve liability is required, we increase reserves in the years we expect to be profitable by the amounts necessary to offset losses projected in later years.

In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in reserve assumptions do not include assumptions for premium rate increases, which if included in reserves, could reduce or eliminate future projected losses. The amount of future increases in reserves may be significant and this could materially adversely affect our results of operations and financial condition. For example, the results of our loss recognition testing as of December 31, 2014 on our long-term care insurance products, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient. However, the loss recognition testing for our long-term care insurance products, excluding the acquired block, indicated we had projected profits in earlier years benefitting from our in-force rate actions followed by projected losses in the later years given our updated view on claims severity. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through approximately 2030 (before accruing for the additional liability), by the amounts necessary to offset losses in later years. Given there were no profits in our long-term care insurance business in 2014, no accrual was recorded.

For additional information, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

We may face losses if there are deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.

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

For our long-term care insurance and some other health insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in many of our other businesses. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. Some of our long-term care insurance policies have experienced higher persistency than we had assumed, which has resulted in higher claims and an adverse effect on the profitability of that business.

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

Medical advances, such as genetic research and diagnostic imaging, and related legislation could materially adversely affect the financial performance of our life insurance, long-term care insurance and annuity businesses.

Genetic testing research and discovery is advancing at a rapid pace. Though some of this research is focused on identifying the genes associated with rare diseases, much of the research is focused on identifying the genes associated with an increased risk of various diseases such as diabetes, heart disease, cancer and Alzheimer’s disease. Diagnostic testing utilizing various blood panels or imaging techniques may allow clinicians to detect similar diseases during an earlier phase. We believe that if an individual learns through such testing that they are predisposed to a condition that may reduce their life expectancy or increase their chances of requiring long-term care, they potentially will be more likely to purchase our life and long-term care insurance policies or not permit their existing policy to lapse. In contrast, if an individual learns that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they potentially will be less likely to purchase our life and long-term care insurance products, but more likely to purchase certain annuity products and permit their life and long-term care insurance policies to lapse.

Being able to access and use the medical information (including the results of genetic and diagnostic testing) known to our prospective policyholders is important to ensure that an underwriting risk assessment matches the anticipated risk priced into our life and long-term care insurance products, as well as our annuity products. Currently, there are some state level restrictions related to an insurer’s access and use of genetic information, and periodically new genetic testing legislation is being introduced. However, further restrictions on the access and use of such medical information could create a mismatch between an assessed risk and the product pricing. Such a mismatch has the potential to increase product pricing resulting in a decrease in sales and purchasers at increased risk becoming the more likely buyer. The net result of this could cause a deterioration in the risk profile of our portfolio which could lead to payments to our policyholders and contractholders that are materially higher than anticipated.

In addition to earlier diagnosis or knowledge of disease risk, medical advances may also lead to newer forms of preventive care which could improve an individual’s overall health and longevity. If this were to occur, the duration of payments made by us under certain forms of our annuity contracts likely would increase thereby reducing our profitability on those products.

We may not be able to continue to mitigate the impact of Regulations XXX or AXXX and, therefore, we may incur higher operating costs that could have a material adverse effect on our financial condition and results of operations.

We have increased term and universal life insurance statutory reserves in response to Regulations XXX and AXXX and have taken steps to mitigate the impact these regulations have had on our business, including increasing premium rates and implementing reserve funding structures, as well as changing our product offerings. We cannot provide assurance that we will be able to continue to implement actions to mitigate further impacts of Regulations XXX or AXXX on our term and universal life insurance products. Market conditions and regulatory constraints have, at times, limited the capacity of, and impacted pricing for, these reserve funding structures. If capacity were to be limited for a prolonged period of time, our ability to obtain new funding for these structures could be hindered. Additionally, we cannot be sure that there will not be regulatory, tax or other challenges to the actions we have taken to date, which could require us to increase statutory reserves or incur higher operating and/or tax costs.

One way that we and other insurance companies have mitigated the impact of these regulations is through captive reinsurance companies and/or special purpose vehicles. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions, and implemented the framework through AG 48, which requires the ceding company’s actuary who opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The NAIC is also currently developing a model regulation to be implemented by states that is expected to contain the same substantive provisions as the provisions of the adopted AG 48. Further implementation of the framework remains with respect to risk-based capital calculations, financial reporting by captives and other issues. Resolution of these issues, as well as potential additional requirements that could be imposed by individual regulators, could make it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX, and this in turn, could affect our product prices and offerings.

If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, and potential reductions in or discontinuance of new term life insurance sales, all of which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

Risks Relating Primarily to Our Mortgage Insurance Businesses

A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience in mortgage insurance.

Losses in our mortgage insurance businesses generally result from events, such as reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, interest rate levels and home values that reduce a borrower’s ability to continue to make mortgage payments and disproportionate reliance of a local economy on a business sector that experiences a decline. The amount of the loss we suffer, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may also increase our risk of loss.

In the past, the United States in particular experienced an economic slowdown and saw a pronounced weakness in its housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing markets have been reflected in our elevated level of delinquencies. In addition, there has been a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go to foreclosure, our paid claims will increase. Ongoing delays in foreclosure processes could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. If we experience an increase in or the cost of delinquencies that are higher than expected, our financial condition and results of operations could be adversely affected.

Premiums for the significant portion of our international mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies.

A significant portion of our international mortgage insurance risk in-force consists of mortgage loans with high loan-to-value ratios, which typically have claim incidence rates substantially higher than mortgage loans with lower loan-to-value ratios. In Canada and Australia, the risks of having a portfolio with a significant portion of high loan-to-value mortgages are greater than in the United States and Europe because we generally agree to cover 100% of the losses associated with mortgage defaults in those markets, compared to percentages in the United States and Europe that typically range between 10% and 35% of the loan amount. Although mortgage insurance premiums for higher loan-to-value ratio loans generally are higher than for loans with lower loan-to-value ratios, the difference in premium rates may not be sufficient to compensate us for the greater risks associated with mortgage loans bearing higher loan-to-value ratios.

Our international mortgage insurance business is subject to substantial competition from government-owned and government-sponsored enterprises, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Like our U.S. mortgage insurance business, our international mortgage insurance business competes with government-owned and government-sponsored enterprises. In Canada, we compete with CMHC, a Crown corporation owned by the Canadian government. In Europe, these enterprises include public mortgage guarantee facilities in a number of countries. Like government-owned and government-sponsored enterprises in the United States, these competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations. See “—We compete with government-owned and government-sponsored enterprises in our U.S. mortgage insurance business, and this may put us at a competitive disadvantage on pricing and other terms and conditions.”

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

In addition to the general regulatory risks that are described under “—Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth,” we are also affected by various additional regulations relating particularly to our international mortgage insurance operations.

All financial institutions that are federally regulated by OSFI are required to purchase mortgage insurance whenever the amount of a mortgage loan exceeds 80% of the value of the collateral property at the time the loan is made. From time to time, the Canadian government reviews the federal financial services regulatory framework and has in the past examined whether to remove, in whole or in part, the requirement for mortgage insurance on such high loan-to-value mortgages. High loan-to-value mortgage loans constitute a significant part of our portfolio of insured mortgages in Canada, and the removal, in whole or in part, of the regulatory requirement for mortgage insurance for such loans could result in a reduction in the amount of new insurance written by us in Canada in future years. In addition, any increase in the threshold loan-to-value ratio above which mortgage insurance is required could also result in a reduction in the amount of new insurance written by us in Canada in future years. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Over the past several years, the Canadian government implemented a series of revisions to the rules for government guaranteed mortgages aimed at strengthening Canada’s housing finance system and ensuring the long-term stability of the Canadian housing market. These revisions were formalized in amendments to the Government Guarantee Agreement and are now reflected in regulations under PRMHIA.

If the Canadian government were to alter its policy in any manner adverse to us, including by managing its aggregate cap of CAD$300.0 billion on the outstanding principal amount of mortgages insured by private mortgage insurance providers in a manner that is detrimental to private mortgage insurance providers, altering the terms of or terminating its guarantee of the policies of private mortgage insurance providers, including those with Genworth Canada, or varying the treatment of private mortgage insurance in the capital rules, Genworth Canada could lose its ability to compete effectively with CMHC and could effectively be unable to write new business as a private mortgage insurer in Canada. This could have an adverse effect on our ability to offer mortgage insurance products in Canada and could materially adversely affect our financial condition and results of operations. For further discussion of the Government Guarantee Agreement, refer to “Item 1—Business—International Mortgage Insurance—Canada—Government Guarantee.”

APRA regulates all ADIs in Australia and life, general, and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for ADIs. APRA’s current regulations provide for reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer (which include our Australian mortgage insurance companies) for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian internal ratings-based ADIs are determined by their APRA-approved internal ratings-based models, which may or may not allocate capital credit for LMI. We believe that APRA and the internal ratings-based ADIs have not yet finalized internal models for residential mortgage risk, so we do not believe that the internal ratings-based ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance.

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

In December 2010, revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee of the Bank for International Settlements to strengthen regulatory capital, liquidity and other requirements for banks, known as Basel III. Although we believe these revisions could support further use of mortgage insurance as a risk and capital management tool in international markets, their adoption by individual countries internationally and in the United States has not concluded and we cannot be sure that this will be the case. Since the Basel framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be materially adversely affected.

In December 2013, the Australian government announced that there would be an inquiry into Australia’s financial system. The FSI made a number of recommendations, which were released by the Australian government on December 7, 2014. The FSI has recommended, among other things, that capital levels for internal ratings-based ADIs be raised against residential real estate risks and that lenders mortgage insurance be recognized for bank capital credit purposes where appropriate. The FSI has also recommended narrowing the average risk-weight gap between average risk-weights for the internal ratings-based ADIs and other ADIs to help promote competition. In releasing the FSI’s recommendations, the Australian Treasurer commented that the FSI’s recommendations on bank capital are for APRA and the RBA to be considered as independent regulators. The Australian government will consult with industry before making any recommendations. The Australian government, or the regulators, could change the way that ADIs manage residential real estate risk, including changing the incentives to utilize mortgage insurance, damaging our ability to write new business in Australia. As part of the Australian government’s and regulators potential implementation of the FSI’s recommendations, there may be other legal or regulatory changes that could impact our business negatively, including, but not limited to mandating that mortgage insurance and the underlying mortgages become portable between lenders.

If we are unable to meet the capital requirements mandated by the PMIERs in the form ultimately adopted because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

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

The GSEs have the authority to implement new requirements at any time. In June 2013, the FHFA, in its capacity as conservator for the GSEs, announced strategic priorities for the GSEs and indicated that there could be changes to the guidelines contained within the PMIERs. On July 10, 2014, the FHFA released publicly a draft of the revised PMIERs. A 60-day public comment period commenced after publication of the revised draft PMIERs, after which the FHFA and the GSEs continue to review and consider any commentary received before the revised draft PMIERs are finalized. The guidelines contained within the current draft PMIERs contemplate an effective date for compliance 180 days after the final publication date, which is anticipated to be toward the end of the first quarter or beginning of the second quarter of 2015. In addition, the guidelines permit a transition period, subject to GSE approval, of two years from the publication date to meet the revised capital levels.

The amount of additional capital that will be required to meet the Net Asset Requirements, as defined in the revised draft PMIERs, and operate our business is dependent upon, among other things, (i) the extent the final PMIERs as ultimately adopted differ materially from the current draft, including with respect to the amount and timing of additional capital requirements and the amount of capital credit provided to various types of assets; (ii) the way the guidelines are applied and interpreted by the GSEs and FHFA as and after they are implemented; (iii) the future performance of the U.S. housing market; (iv) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business, and (v) our projected overall financial performance, capital and liquidity levels being as anticipated. As a result, the amount of capital required for our U.S. mortgage insurance business may be higher than currently anticipated, which would increase the associated risks. In the absence of a premium increase, the more capital we hold relative to insured loans, the lower our returns will be. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition.

We expect to meet the increased capital needs of our U.S. mortgage insurance business resulting from the revised draft PMIERs. To address these increased capital needs, we intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company. The implementation of these actions depends on market conditions, third-party approvals or other actions (including approval by regulators), and other factors which are outside of our control and therefore, we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. Another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could materially adversely impact our business, shareholders and debtholders.

Although we believe we will be able to increase the capital of our U.S. mortgage insurance business as required so that we will continue to be an eligible mortgage insurer after the final PMIERs are fully effective, there can be no assurance this will be the case. If we are unable to meet the capital requirements mandated by the final PMIERs upon their becoming fully effective because the capital requirements are higher than we currently anticipate or otherwise, or we determine not to or are unable to utilize additional sources of capital to meet them, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.

The elevated levels of paid claims and increases in loss reserves have impacted the statutory capital base of our U.S. mortgage insurance subsidiaries. Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator. GMICO, our primary U.S. mortgage insurance subsidiary, previously had exceeded the maximum risk-to-capital ratio of 25:1 established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, but as of December 31, 2014 and 2013, GMICO’s risk-to-capital ratio was approximately 14.3:1 and 19.3:1, respectively. While it is our expectation that our U.S. mortgage insurance business will continue to meet its regulatory capital requirements, should GMICO in the future exceed required risk-to-capital levels, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

While we believe GMICO has sufficient claims-paying resources currently to meet its claims obligations on existing insurance in-force, we cannot provide assurance that this would always be the case. Furthermore, our estimates of claims-paying resources and claim obligations are based on various assumptions, which include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates uncertain, such that there is a wide range of reasonably possible outcomes. Also, our U.S. mortgage insurance subsidiaries hold certain affiliate assets including, but not limited to, investments in the common stock of Genworth Canada and the European mortgage insurance subsidiary, as well as in preferred stock of GLIC, all of which are included in our reported statutory capital of our U.S. mortgage insurance subsidiaries. The statutory reported value of the Canadian and European mortgage insurance investments is subject to the operating performance of these affiliates as well as changes in foreign exchange rates and mark-to-market valuation on their investment portfolios. These exposures to foreign currency exchange rates are not currently hedged and, hence, the statutory capital of our U.S. mortgage insurance subsidiaries and their statutory risk-to-capital ratio may fluctuate because of variances in future reported values. The statutory reporting value of the GLIC preferred stock may be dependent on, among other factors, GLIC’s dividend-paying capacity. In addition, if the NCDOI decreases or no longer permits the admissibility of all or a portion of these affiliate assets, this could have a material adverse impact on the statutory capital and business of our U.S. mortgage insurance subsidiaries.

In addition to the minimum statutory capital requirements, our U.S. mortgage insurance business is subject to standards by which insurance regulators in a particular state evaluate the financial condition of the insurer. Typically, regulators are required to evaluate specified criteria to determine whether or not a company may be found to be in hazardous financial condition, in which event restrictions on the business may be imposed. Among these criteria are formulas used in assessing trends relating to statutory capital. We can provide no assurance as to whether or when a regulator may make a determination of hazardous financial condition for one or more of our mortgage subsidiaries. Such a determination could likely lead to restrictions or prohibitions on our doing business in that state and could have a material adverse impact on results of operations depending on the number of states involved.

During 2012, the NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014, the MGIWG published a revised draft of the previously proposed amendments of the MGI Model and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific risk-based capital standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” At this time we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations, or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations or financial condition.

Fannie Mae, Freddie Mac and a small number of large mortgage lenders exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business.

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. We believe the mortgages purchased by Fannie Mae and Freddie Mac have increased the market size for flow private mortgage insurance during recent years. However, while Fannie Mae’s and Freddie Mac’s purchase activity increased in recent years, mortgage insurance penetration did not increase proportionately due to a combination of tighter mortgage insurance guidelines and the impact of GSE loan-level pricing on high loan-to-value loans. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could adversely affect the market size for private mortgage insurance. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. As a result, high loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac independently establish eligibility standards for U.S. mortgage insurers. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the United States. Fannie Mae and Freddie Mac are also subject to regulatory oversight by the U.S. Department of Housing and Urban Development Administration and the FHFA.

Under the GSE-based MI Eligibility standards, Fannie Mae and Freddie Mac require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch and Moody’s) of at least “AA-”/“Aa3” (as applicable). These MI Eligibility Standards provide that if these requirements are not met additional limitations or requirements may be imposed in the case of Fannie Mae or will be imposed in the case of Freddie Mac for eligibility to insure loans purchased by the GSEs. In February 2008, Fannie Mae and Freddie Mac temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs. The GSEs are reviewing the MI Eligibility Standards and have proposed the revised draft PMIERs as modifications to these standards. In conjunction with that review, and as a condition to us being eligible to continue to insure mortgage loans sold to Fannie Mae prior to the finalization of the PMIERs, Fannie Mae has imposed additional restrictions on us in addition to the existing MI Eligibility Standards. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business trends and conditions—Trends and conditions affecting our segments—U.S. Mortgage Insurance” for additional information. Any change in the charter provisions of the GSEs or other statutes or regulations relating to their purchase or guarantee activity, as well as to the mortgage insurer eligibility standards, could have a material adverse effect on our financial condition and results of operations.

Increasing consolidation among mortgage lenders, including the recent mergers in the U.S. banking industry, will continue to result in significant customer concentration for U.S. mortgage insurers. As a result of this significant concentration, Fannie Mae, Freddie Mac and the largest mortgage lenders possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Fannie Mae, Freddie Mac and our largest mortgage lending customers, a deterioration in any of these relationships, or the loss of business from any of our key customers, could have a material adverse effect on our financial condition and results of operations.

In addition, if the FHLBs reduce their purchases of mortgage loans, purchase uninsured mortgage loans or use other credit-enhancement products, this could have an adverse effect on our financial condition and results of operations.

In September 2008, the FHFA was appointed conservator of the GSEs. The U.S. Congress continues to examine the role of the GSEs in the U.S. housing market, and the Obama administration also continues to evaluate available options regarding the future status of the GSEs. If legislation is enacted that reduces or eliminates the need for the GSEs to obtain credit enhancement on above 80% loan-to-value loans or that otherwise reduces or eliminates the role of the GSEs in single-family housing finance, the demand for private mortgage insurance in the United States could be significantly reduced. In February 2011, the Obama Administration issued a white paper setting forth various proposals to gradually eliminate Fannie Mae and Freddie Mac. Since that date, members of Congress, various housing experts and others within the industry have also published similar proposals. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect of such a proposal, if so implemented, would have on our business, results of operations or financial condition.

Our claims expenses and loss reserves in our U.S. mortgage insurance business could increase if the rate of defaults on mortgages covered by our mortgage insurance increases, and in some cases we expect that paid claims and loss reserves will increase.

During the financial crisis, we experienced increases in paid claims and loss reserves as a result of a significant increase in delinquencies and foreclosures in certain of our books of business, particularly those of 2005, 2006, 2007 and 2008. This impact was evident in all products across all regions of the country and was particularly evident in our A minus, Alt-A, ARMs and certain 100% loan-to-value products in Florida, California, Arizona and Nevada. In addition, throughout the United States, we experienced an increase in the average loan balance of mortgage loans, including on delinquent loans, as well as a significant decline in home price appreciation in the majority of U.S. markets.

The foregoing factors contributed to an increase in our incurred losses and loss reserves during the financial crisis. While approximately 97% of our primary risk in-force in the United States as of December 31, 2014 is considered prime, based on FICO credit scores of the underlying mortgage loans, continued low or negative home prices, coupled with weakened economic conditions, may cause further increases in our incurred losses and related loss ratios. Our loss experience may increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be materially adversely affected.

In previous years, we experienced higher levels of paid claims and a decline in the level of loan modifications for borrowers of mortgage loans underlying our delinquency population. If the loan modification trend worsens in 2015 beyond our expectations, we would expect further aging of our delinquent loan inventory, which would pressure our loss reserves. Additionally, if levels of unemployment or underemployment increase in 2015, we would expect further increases in delinquencies and foreclosures to cause upward pressure on our paid claims and loss reserves. With respect to home prices, while housing inventory has demonstrated some improvement in recent years, the inventory of available homes generally remains elevated. Since 2012, the level of existing housing inventory, as measured by the number of months it takes to sell a home, has stabilized at a level of less than six months, which is down over that of prior periods. However, a higher-than-usual level of foreclosure-related properties within the domestic housing market inventory still poses a risk to overall home prices. The inventory of homes on the market may rise substantially as vacant properties migrate their way through the foreclosure process. As these homes eventually make their way through an already strained and unpredictable foreclosure cycle and potentially increase an elevated level of inventory of homes available for sale, we expect that home prices may be pressured downward in certain geographic areas depending upon the level and timing of this process. These conditions could result in a material adverse impact on our financial condition and results of operations.

Our premium rates vary with the perceived risk of a claim on the insured loan, which takes into account factors such as the loan-to-value ratio, our long-term historical loss experience, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history and the level of documentation and verification of the borrower’s income and assets. Our ability to properly determine eligibility and accurate pricing for the mortgage insurance we issue is dependent upon our underwriting and other operational routines. These underwriting routines may vary across the jurisdictions in which we do business. Deficiencies in actual practice in this area could have a material adverse impact on our results. We establish renewal premium rates for the life of a mortgage insurance policy upon issuance, and we cannot cancel the policy or adjust the premiums after the policy is issued. As a result, we cannot offset the impact of unanticipated claims with premium increases on policies in-force, and we cannot refuse to renew mortgage insurance coverage. The premiums we agree to charge upon writing a mortgage insurance policy may not adequately compensate us for the risks and costs associated with the coverage we provide for the entire life of that policy.

Certain types of mortgages have higher probabilities of claims. These include Alt-A loans, loans with an initial Interest Only payment option and other non-traditional loans that we have insured in prior years, including A minus loans and 100% loan-to-value products. Alt-A loans are originated under programs in which there are a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate at origination than standard documentation loans. Standard documentation loans include loans with reduced or different documentation requirements that meet specifications of GSE approved or other lender proprietary underwriting systems and other reduced documentation programs with historical and expected delinquency rates at origination consistent with our standard portfolio. The Interest Only payment option allows the borrower flexibility to pay interest only or pay interest and as much principal as desired, during an initial period of time. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. A material portion of our Alt-A and Interest Only loans was written in 2005 through 2007. At the end of 2007, we began to adopt changes to our underwriting guidelines to substantially eliminate new insurance on these loans. However, the new guidelines only affect business written after those guidelines became effective. Business written before the effectiveness of those guidelines was insured in accordance with the guidelines in effect at time of the commitment, even though that business would not meet the new guidelines. We believe that Alt-A and Interest Only loans written prior to the adoption of the new guidelines may pose a higher risk of claims that would have a material adverse impact on our operating results due to features such as deferred amortization of the loan principal on an Interest Only product and Interest Only loans that contain an adjustable interest rate feature and may reset to a rate above the existing rate. If defaults on Alt-A or Interest Only or other non-traditional loans are higher than the assumptions we made in pricing our mortgage insurance on those loans, then we would be required to make greater claims payments than we had projected, which could have a material adverse effect on our financial condition and results of operations.

We cannot be sure of the extent of benefits we will realize from rescissions, curtailments, loan modifications or other similar programs in our U.S. mortgage insurance business in the future.

As part of our loss mitigation efforts, we routinely investigate insured loans and evaluate the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result, we have, and may in the future, rescind coverage on loans that do not meet our guidelines or curtail the amount of claims payable for non-compliance. In the past, we recognized significant benefits from taking action on these investigations and evaluations under our master policy. While we believe these actions are valid and expect additional actions based on future investigations and evaluations, we can give no assurance on the extent to which we may continue to see such rescissions or curtailments. In addition, insured lenders may object to our actions and we continue to have discussions with certain of those lenders regarding their objections to our actions that in the aggregate are material. If disputed by the insured and a legal proceeding were instituted, the validity of our actions would be determined by arbitration or judicial proceedings unless otherwise settled. Further, our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or have their claims curtailed. A variance between ultimate action rates and these estimates could have a material adverse effect on our financial position and results of operations. In the near term, sales could be reduced or eliminated as a result of a dispute with one or more lenders and such disputes could have an adverse effect on our long-term relationships with those lenders that are impacted.

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

Our U.S. mortgage insurance business competes with the FHA and, to a lesser degree, the VA, as well as, certain local- and state-level housing finance agencies. In particular, since 2008 there has been a significant increase in the number of loans insured by the FHA. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, may also compete with our U.S. mortgage insurance business through certain of their risk-sharing insurance programs.

Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations.

Changes in regulations that adversely affect the U.S. mortgage insurance market could affect our operations significantly and could reduce the demand for mortgage insurance.

In addition to the general regulatory risks that are described under “—Our insurance businesses are extensively regulated and changes in regulation may reduce our profitability and limit our growth” and under “—The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations or financial condition,” we are also affected by various additional regulations relating particularly to our U.S. mortgage insurance operations.

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

If Basel III rules are implemented in the United States in their proposed form, the rules could discourage the use of mortgage insurance in the United States. If countries implement Basel III rules in a manner that does not reward lenders for using mortgage insurance as a credit risk mitigant on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be materially adversely affected. The heightened prudential standards for large bank holding companies and systemically significant financial companies that were proposed by the Federal Reserve Board in December 2011 may also increase the usefulness of mortgage insurance if insurance of that kind is treated as reducing counterparty credit exposure. However, if mortgage insurance is used in that way, it will create a new counterparty credit exposure to the issuer of the insurance, which could limit any usefulness it may otherwise have.

Our U.S. mortgage insurance business, as a credit enhancement provider in the residential mortgage lending industry, is also subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the ECOA, the FHA, the Homeowners Protection Act, the FCRA, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees or payments for services not actually performed, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could materially adversely affect the operations and profitability of our U.S. mortgage insurance business.

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

We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:

•	an increase in the level of home mortgage interest rates and a reduction or loss of mortgage interest deductibility for federal income tax purposes;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	an increase in the price of homes relative to income levels;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.

Many of these factors emerged during the recent economic downturn. A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on our financial condition and results of operations.

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 90%, 87% and 91%, respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2014, 2013 and 2012 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask his loan servicer to cancel his mortgage insurance when the principal amount of the mortgage falls below 80% of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy flow persistency rates increased from 46% for the year ended December 31, 2003 to elevated levels of 81%, 81% and 82% for the years ended December 31, 2012, 2013 and 2014, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force and could have a material adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have a material adverse effect if claims generated by such products remain elevated or increase.

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

Potential liabilities in connection with our U.S. contract underwriting services could have a material adverse effect on our financial condition and results of operations.

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

Under the terms of our contract underwriting agreements, we agree to indemnify the lender against losses incurred in the event that we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability. As a result, we assume credit and processing risk in connection with our contract underwriting services. If our reserves for potential claims in connection with our contract underwriting services are inadequate as a result of differences from our estimates and assumptions or other reasons, we may be required to increase our underlying reserves, which could materially adversely affect our results of operations and financial condition.

Other Risks

We have agreed to make payments to GE based on the projected amounts of certain tax savings we expect to realize as a result of our IPO. We will remain obligated to make these payments even if we do not realize the related tax savings and the payments could be accelerated in the event of certain changes in control.

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next 9 years. This fixed obligation, the estimated present value of which was $216 million and $245 million as of December 31, 2014 and 2013, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of our IPO in 2004. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2014 and 2013 was $216 million and $245 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

Our stock price will fluctuate.

Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility since late 2008. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as investor concern about, among other things, some of our products (including long-term care insurance), our operations, reserves, ratings, business prospects, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by, among other issues:

•	our financial performance and condition and future prospects;

•	operating results that vary from the expectations of securities analysts and investors;

•	operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in global financial markets and global economies and general market conditions;

•	rating agency announcements or actions with respect to the ratings of our company and our subsidiaries or our competitors;

•	changes in laws and regulations affecting our business; and

•	market prices for our equity securities.

Stock price volatility and a decrease in our stock price could make it difficult for us to raise equity capital or, if we are able to raise equity capital, could result in substantial dilution to our existing stockholders.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2.	Properties

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,000 square feet. In addition, we lease approximately 260,000 square feet of office space in 12 locations throughout the United States. We also own two buildings outside the United States with approximately 108,000 square feet, and we lease approximately 318,000 square feet in 47 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years. Although some leases have longer terms, no lease has an expiration date beyond 2022. Our aggregate annual rental expense under all leases was $21 million during the year ended December 31, 2014.

We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings

See note 22 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for a description of material pending litigation and regulatory matters affecting us.

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

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

2014	High	Low
First Quarter	$18.26	$14.24
Second Quarter	$18.74	$15.66
Third Quarter	$17.85	$12.64
Fourth Quarter	$14.10	$7.17

2013	High	Low
First Quarter	$10.74	$7.66
Second Quarter	$11.48	$8.98
Third Quarter	$13.79	$11.48
Fourth Quarter	$15.78	$12.48

As of February 12, 2015, we had 297 holders of record of our Class A Common Stock.

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

	2009	2010	2011	2012	2013	2014
Genworth Financial, Inc.	$100.00	$115.77	$57.71	$66.17	$136.83	$74.89
S&P 500 Insurance Index	$100.00	$115.80	$106.21	$126.49	$185.56	$200.94
S&P 500®	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14

Dividends

In November 2008, to enhance our liquidity and capital position in the challenging market environment, our Board of Directors suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors including our receipt of dividends from our operating subsidiaries, our financial condition and results of operations, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. We cannot assure you when, whether or at what level we will resume paying dividends on our common stock.

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

The following table sets forth selected financial information. The selected financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions)	2014	2013	2012	2011	2010
Consolidated Statements of Income Information
Revenues:
Premiums	$5,431	$5,148	$5,041	$5,688	$5,833
Net investment income	3,242	3,271	3,343	3,380	3,266
Net investment gains (losses)	(20)	(37)	27	(195)	(143)
Insurance and investment product fees and other	912	1,021	1,229	1,050	760

Total revenues	9,565	9,403	9,640	9,923	9,716

Benefits and expenses:
Benefits and operating expenses	10,362	7,861	8,558	9,287	9,402
Interest expense	479	492	476	506	457

Total benefits and expenses	10,841	8,353	9,034	9,793	9,859

Income (loss) from continuing operations before income taxes	(1,276)	1,050	606	130	(143)
Provision (benefit) for income taxes	(228)	324	138	(11)	(279)

Income (loss) from continuing operations	(1,048)	726	468	141	136
Income (loss) from discontinued operations, net of taxes (1)	—	(12)	57	36	45

Net income (loss)	(1,048)	714	525	177	181
Less: net income attributable to noncontrolling interests (2)	196	154	200	139	143

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$560	$325	$38	$38

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(2.51)	$1.16	$0.55	$—	$(0.01)

Diluted (3)	$(2.51)	$1.15	$0.54	$—	$(0.01)

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$—	$(0.02)	$0.12	$0.07	$0.09

Diluted (1)	$—	$(0.02)	$0.12	$0.07	$0.09

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(2.51)	$1.13	$0.66	$0.08	$0.08

Diluted (3)	$(2.51)	$1.12	$0.66	$0.08	$0.08

Weighted-average common shares outstanding: (4)
Basic	496.4	493.6	491.6	490.6	489.3

Diluted (3)	496.4	498.7	494.4	493.5	493.9

Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years ended December 31,
(Amounts in millions)	2014	2013	2012	2011	2010
Selected Segment Information
Total revenues:
U.S. Life Insurance	$6,587	$6,330	$6,250	$6,130	$5,786
International Mortgage Insurance	1,240	1,361	1,408	1,507	1,372
U.S. Mortgage Insurance	639	616	676	702	733
International Protection	837	786	822	1,022	1,112
Runoff	275	302	381	525	665
Corporate and Other	(13)	8	103	37	48

Total	$9,565	$9,403	$9,640	$9,923	$9,716

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
U.S. Life Insurance	$(1,405)	$384	$274	$356	$215
International Mortgage Insurance	169	372	349	353	369
U.S. Mortgage Insurance	91	37	(114)	(494)	(578)
International Protection	116	39	(59)	90	73
Runoff	14	49	58	(37)	19
Corporate and Other	(229)	(309)	(240)	(266)	(105)

Total	$(1,244)	$572	$268	$2	$(7)

Consolidated Balance Sheet Information
Total investments	$73,238	$68,613	$74,379	$71,902	$68,433
All other assets (5)	38,120	39,432	38,494	39,779	41,432
Assets associated with discontinued operations (1)	—	—	439	506	517

Total assets	$111,358	$108,045	$113,312	$112,187	$110,382

Policyholder liabilities	$73,987	$70,544	$71,609	$70,363	$69,323
Non-recourse funding obligations	1,996	2,038	2,066	3,256	3,437
Long-term borrowings	4,639	5,161	4,776	4,726	4,952
All other liabilities	13,939	14,682	17,019	17,630	19,079
Liabilities associated with discontinued operations (1)	—	—	61	80	81

Total liabilities	$94,561	$92,425	$95,531	$96,055	$96,872

Accumulated other comprehensive income (loss)	$4,446	$2,542	$5,202	$4,047	$1,506
Noncontrolling interests (2)	$1,874	$1,227	$1,288	$1,110	$1,096
Total stockholders’ equity	$16,797	$15,620	$17,781	$16,132	$13,510

U.S. Statutory Financial Information (6)
Statutory capital and surplus (7)	$5,409	$5,104	$4,489	$4,604	$4,885
Asset valuation reserve	$311	$272	$218	$149	$133

(1)	On August 30, 2013, we sold our wealth management business. This business was accounted for as discontinued operations and its financial position and results of operations were separately reported for all periods presented. Also included in discontinued operations was our tax and advisor unit, GFIS, which was part of our wealth management business until its sale on April 2, 2012. See note 25 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to discontinued operations.
(2)	Noncontrolling interests relate to the IPOs of our Australian and Canadian mortgage insurance businesses. On May 21, 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, completed its initial public offering of 220,000,000 of its ordinary shares. Following completion of the offering, we beneficially own 66.2% of the ordinary shares of Genworth Australia. We completed the IPO of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. We currently hold approximately 57.3% of the outstanding common shares of Genworth Canada on a consolidated basis. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to noncontrolling interests.

(3)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the year ended December 31, 2014, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 5.6 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million. Also, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2010, we used basic weighted-average common shares outstanding in the calculation of diluted loss from continuing operations available to Genworth Financial, Inc.’s common stockholders per share.
(4)	The number of shares used in our calculation of diluted earnings per common share in 2010, 2011, 2012, 2013 and 2014 was affected by stock options, RSUs and SARs and was calculated using the treasury method.
(5)	We have several significant reinsurance transactions with UFLIC, an affiliate of our former parent, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that was included in “all other assets.” For a discussion of this transaction, refer to note 9 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(6)	We derived the U.S. Statutory Financial Information from Annual Statements of our U.S. insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.
(7)	Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Overview

Our business

We are dedicated to helping meet the insurance, retirement and homeownership needs of our customers, with a presence in more than 25 countries. We operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. Under these divisions, there are five operating business segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	U.S. Life Insurance. The revenues in our U.S. Life Insurance segment consist primarily of:

•	net premiums earned on individual and group long-term care insurance, individual term life insurance and single premium immediate annuities with life contingencies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	insurance and investment product fees and other, including surrender charges, mortality and expense risk charges, and other administrative charges.

•	International Mortgage Insurance. The revenues in our International Mortgage Insurance segment consist primarily of:

•	net premiums earned on international mortgage insurance policies; and

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio.

•	U.S. Mortgage Insurance. The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on U.S. mortgage insurance policies and premiums assumed through our inter-segment reinsurance with our international mortgage insurance business;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	International Protection. The revenues in our International Protection segment consist primarily of:

•	net premiums earned on lifestyle protection insurance policies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	insurance and investment product fees and other, primarily third-party administration fees.

•	Runoff. The revenues in our Runoff segment consist primarily of:

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	insurance and investment product fees and other, including mortality and expense risk charges, primarily from variable annuity contracts, and other administrative charges.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of:

•	unallocated net investment income and net investment gains (losses); and

•	insurance and investment product fees from non-core businesses and eliminations of inter-segment transactions.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of DAC and other intangible assets;

•	goodwill impairment charges;

•	interest and other financing expenses; and

•	income taxes.

We allocate corporate expenses to each of our operating segments using various methodologies, including based on the amount of capital allocated to each operating segment.

Management’s discussion and analysis by segment contains selected operating performance measures including “sales” and “insurance in-force” or “risk in-force” which are commonly used in the insurance industry as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) annualized first-year premiums for long-term care and term life insurance products; (2) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (3) 10% of premium deposits for linked-benefits products; (4) new and additional premiums/deposits for fixed annuities; (5) new insurance written for mortgage insurance; and (6) net written premiums for our lifestyle protection insurance business. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums/deposits, premium equivalents, new premiums/deposits, new insurance written and net written premiums to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. Credit market volatility continued into 2014 and credit spreads generally widened for most fixed-income asset classes in the third and fourth quarters of 2014, reversing the trend from the first half of 2014. During 2014, the U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Eastern Europe and the Middle East, as well as the decrease in oil prices experienced in the fourth quarter of 2014.

While the U.S. housing market continues to recover with home affordability above historical levels in certain regions, an increase in mortgage interest rates more broadly may slow the overall housing recovery. Unemployment and underemployment levels in the United States decreased in 2014 and we expect unemployment and underemployment levels in the United States to gradually decrease over time. In Canada, the housing market improved in 2014 driven by continued low interest rates that have maintained affordability as home prices have risen. Canadian employment data has generally been positive in 2014 and we expect job creation to remain steady with unemployment expected to marginally increase in 2015. In Australia, the overall housing market generally improved as modest economic growth and low interest rates persisted. The unemployment rate in Australia increased slightly during 2014 and we expect the unemployment rate to be relatively stable through 2015 as the economy continues to transition away from being commodity focused, impacting investment levels and mix in the economy. The Chinese economy had experienced significant growth over the past decade. This growth slowed during 2013 and into 2014 and the new Chinese administration began to implement economic and credit market reforms. Gross domestic product growth in China in 2014 was significantly lower than growth over the last decade with the slowest growth in the past five years being in 2014. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. Europe remained a challenging region with slow growth or a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy. While certain areas within Europe showed a modest level of improvement during 2014, unemployment was just below record highs and we expect future economic growth in Europe to be modest. Additionally, Germany’s economy could be impacted by the ongoing conflict in the Ukraine and sanctions imposed on Russia, which could negatively impact other European markets. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

The U.S. and international governments, the Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken and continue to take actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on these countries and their markets; however, there can be no assurance as to the future level of impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Investments and derivatives

Investments — credit and investment markets

Weaker global growth forecasts, sharply declining commodity prices and lower yields around the world marked the fourth quarter of 2014. In the United States, we believe mixed economic data and lower inflation expectations led the market to price in a Federal Funds target rate rise later in 2015. In Europe, the European Central Bank suggested it may increase stimulus through expanded asset purchases. A significant disruption affecting nearly all markets was the severe move in oil prices, with Brent crude oil dropping over 40% in the fourth quarter of 2014.

Credit spreads widened for most fixed-income asset classes during the fourth quarter of 2014, particularly in the energy sector where the oil price declines pressured the spreads of both investment grade and high yield issuers. In addition, declines in the price of oil and other commodities caused emerging market fixed-income indices to widen, further exacerbated by a corruption scandal in Brazil and economic sanctions on Russia. Near the end of the fourth quarter of 2014, demand for non-energy related issuers began to differentiate the markets and spreads tightened modestly.

We recorded net other-than-temporary impairments of $9 million during the year ended December 31, 2014 compared to $25 million during the year ended December 31, 2013. We believe low impairments across all asset classes are attributed to prevailing stable macroeconomic conditions and good credit risk management. Declines in interest rates and credit spreads have increased the value of our investments and derivatives, resulting in increases in net unrealized investment gains on securities of $1,583 million and derivatives qualifying as hedges of $751 million in other comprehensive income (loss) for the year ended December 31, 2014. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

Looking ahead, while we view the current credit environment as generally stable and expect corporate defaults to remain relatively low, company-specific spread widening could occur in part from an environment in which companies have strong incentives to increase debt to improve shareholder returns. In addition, we would expect prolonged weakness in oil prices to continue to pressure smaller or highly leveraged energy companies, such as those in Russia. Our energy portfolio is predominantly investment grade. As such, the underlying credits have strong capacity to weather sustained, lower oil prices. We believe the current credit environment provides us with opportunities to invest across a variety of asset classes including expanding into a small allocation of alternative assets, but we anticipate our returns will continue to be pressured primarily because of low interest rates. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Derivatives

Since December 31, 2014, we have taken several actions to mitigate the risk to our derivatives portfolio arising from our counterparties right to terminate their derivatives transactions with us following ratings downgrades. As of February 20, 2015, we have negotiated amendments to master swap agreements governing $6.1 billion notional of our derivatives portfolio, as a result of which the current ratings of Genworth Holdings and our life insurance subsidiaries are at least one-notch above the level at which counterparties could terminate the transactions under those agreements. Since December 31, 2014, we have moved $5.2 billion notional of our derivatives portfolio from bilateral over-the-counter agreements to clearing through the Chicago Mercantile Exchange (“CME”), which has required us to post initial margin of $25 million to the CME through our clearing agent. The customer agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. So far, they have not done so, but may do so in the future. Because our clearing agent serves as a guarantor of our obligations to the CME, the termination provisions in customer agreements are not dependent on ratings. As of February 20, 2015, we continue to have $7.7 billion notional of bilateral over-the-counter derivatives under master swap agreements where the counterparty has the right to terminate all of its transactions with us based on our current ratings but has not done so. With respect to those trades, we are continuing to evaluate if additional actions to modify our master swap agreements or to replace current positions with new transactions are beneficial and possible at this time.

Trends and conditions affecting our segments

U.S. Life Insurance

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, competitor actions, morbidity, mortality, persistency, investment yields, expenses, ability to achieve rate actions, changes in regulations, actions from rating agencies and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features, pricing and commission levels, including the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business positively or negatively.

During the second quarter of 2014, we experienced meaningful increases in adverse claims experience for our long-term care insurance products, resulting in significant deterioration in operating income. During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. As a result of these changes, we increased our long-term care insurance claim reserves by $604 million, before reinsurance, during the third quarter of 2014. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future. Any further changes to our claim reserves may have a materially negative impact on our results of operations, financial condition and business. During the fourth quarter of 2014, we completed our annual loss recognition testing of our long-term care insurance business and made changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. As a result, we recorded additional long-term care insurance reserves of $729 million, net of reinsurance, during the fourth quarter of 2014. In addition, as a result of our annual statutory cash flow testing of our long-term care insurance business in 2014, our New York insurance subsidiary recorded $39 million of additional statutory reserves in the fourth quarter of 2014 and will record an aggregate of $156 million of additional statutory reserves over the next four years. For a discussion of the actions we anticipate taking to address the increased capital needs of our U.S. life insurance business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulated insurance subsidiaries.”

The annual loss ratios of certain of our long-term care insurance policies have been increasing over the past several years. We experience volatility in our loss ratios on a quarterly basis, caused by variances in claim terminations, claim severity and claim counts. Our rate actions may cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our claim reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves, causing volatility in our operating results and loss ratios. Our loss ratio in 2014 was 129%, compared to 66% in 2013, and was significantly impacted by the results of our annual loss recognition testing in the fourth quarter of 2014 and our comprehensive claims review in the third quarter of 2014. The increase in reserves as a result of the reviews increased the loss ratio for our long-term care insurance business by 57 percentage points for the year ended December 31, 2014.

Our long-term care insurance sales decreased 33% during the year ended December 31, 2014 compared to the year ended December 31, 2013 and decreased 21% in the fourth quarter of 2014 from the third quarter of 2014. Our lower sales year over year in part reflected the impact of the overall long-term care insurance industry sales trends which were down in the first nine months of 2014 approximately 25% as compared to the same period last year as companies have left the market over time, have introduced price increases and product changes, as well as from consumer concern tied to industry rate actions. In 2013, we took steps to improve our profit and risk profile with the introduction of a product that included gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. In addition, in the fourth quarter of 2013, we began filing for regulatory approval of a new product which increased premium rates but gave consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. As of December 31, 2014, this new product had been launched in 45 states. In the fourth quarter of 2014, we began filing for regulatory approval of an amended product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates and adjusting coverage options. As of December 31, 2014, this amended product was filed in 38 states through the Interstate Insurance Compact. In 2015, the product either was or will be directly filed in additional states. The decreased sales quarter over quarter were related to the higher pricing on the new product and certain distributors suspending sales of our products as a result of rating agency actions in the fourth quarter of 2014. In support of this product, we are investing in key distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products that we believe will help expand the long-term care insurance market over time and meet broader consumer needs. Given the observed sales trends, and that our investment in key distribution and marketing initiatives are expected only to increase sales over time, and therefore, have not been included in our projections until we experience the benefits of those actions, we recorded a goodwill impairment of $200 million during the third quarter of 2014. During the fourth quarter of 2014, given further uncertainty around sales projections, market realities and potential strategic options, we determined that it was more likely than not that the fair value of our long-term care insurance reporting unit was less than the carrying amount and that our remaining goodwill was not recoverable. As a result, we recorded a goodwill impairment of $154 million in the fourth quarter of 2014, reducing the goodwill balance to zero.

We also manage risk and limit capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. In the first quarter of 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the long-term care insurance product introduced in early 2013. In July 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the long-term care insurance product launched in July 2014. External new business reinsurance levels vary and are dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. In addition, we have a portion of our long-term care insurance business reinsured internally by BLAIC, one of our Bermuda-domiciled captive reinsurance subsidiaries. One of our strategic priorities is to repatriate our long-term care insurance business from BLAIC into GLIC, which would unwind the reinsurance agreement between BLAIC and GLIC and release the related Brookfield guarantee thereof, in 2015. When we implement this (following receipt of required regulatory approvals), there will be no impact on our U.S. GAAP consolidated results of operations and financial condition as the financial impact of this reinsurance eliminates in consolidation, although we would anticipate an adverse impact on GLIC’s risk-based capital ratio, which would depend on the levels of capital in that company and that would transfer from BLAIC at the time.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium increases on, and benefit reductions in, our in-force policies; product refinements; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; maintaining tight expense management; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial resources and analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts have included evaluating the need for significant future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with an expectation of achieving an average premium increase in excess of 50% on three policy series of older generation policies and an average premium increase in excess of 25% on one early series of new generation policies. Subject to regulatory approval, this premium rate increase is expected to generate approximately $250 million to $300 million of additional annual premiums when fully implemented over the next several years. Reserve levels, and thus our expected profitability, have been impacted, and we expect they will continue to be impacted, by policyholder behavior in response to rate increases which could include taking reduced benefits or non-forfeiture options within their policy coverage. The goal of our rate actions is to mitigate losses on the three older generation policy series and help offset higher than priced-for loss ratios due to unfavorable performance and lower lapse rates than expected on one newer generation product, with returns lower than original expectations.

As of December 31, 2014, the initial round of rate actions had been approved in whole or in part in 47 states and six of those states that had not approved the request in whole have approved incremental rate increases in a subsequent round of rate action filings. As of December 31, 2014, our estimate of the net premium increase from these 47 initial state approvals and six subsequent approvals was approximately $200 million to $210 million when fully implemented by 2017. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases ranging between 6% and 13% on more than $800 million in annualized in-force premiums on one of our new generation products. As of December 31, 2014, we have been notified by 30 states of their initial decision, of which 22 states approved all or part of the requested increase. We continue to pursue these rate increases in the states that have either not responded or initially denied our rate increase request. The approval process for in-force rate increases and the amount and timing of the rate increases approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

Continued low interest rates have also put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management and hedging strategies for a portion of our long-term care insurance product cash flows.

Life insurance. Results of our life insurance business are impacted by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, underwriting, distribution and customer service. Shifts in consumer demand, competitors’ actions, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting life insurance policy reserve levels, can also affect our sales levels.

In 2014, mortality experience was favorable to pricing expectations for term life insurance and unfavorable for universal life and term universal life insurance. Overall mortality results in 2014 were unfavorable compared to 2013. In 2013, we experienced favorable mortality results in our universal life, term universal life and term life insurance products as compared to priced for mortality assumptions. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 have entered their post-level guaranteed premium rate period in 2014, we have experienced lower persistency compared to pricing. Due to the relatively small number of policies that have recently entered their post-level guaranteed premium rate period, the impact on our financial statements has not been material. As additional policies enter their post-level guaranteed premium rate period, we would expect DAC amortization to accelerate and premiums to decline and reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions.

Life insurance sales increased 72% during the year ended December 31, 2014 compared to the year ended December 31, 2013 largely attributable to growth of the reintroduced term life insurance products, which we began offering in the fourth quarter of 2012. The business is transitioning to competitive indexed universal life insurance and linked-benefits products, and growth in sales on these products is expected to continue. However, the increase in permanent life product sales is not expected to exceed the moderation of sales in our term life insurance products in the near term. Given reduced overall sales projections and uncertainty in those projections from market realities and potential strategic actions, we determined that it was more likely than not that the fair value of our life insurance reporting unit was less than the carrying amount and that our remaining goodwill was not recoverable. As a result, we recorded goodwill impairments of $495 million during the second half of 2014, reducing the goodwill balance to zero.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium rate guarantees and for certain universal life insurance policies with secondary guarantees, respectively. This increases the capital required to write these products. We have committed funding sources for approximately 95% of our anticipated peak level reserves currently required under Regulations XXX and AXXX. The NAIC adopted revised statutory reserving requirements for new and in-force secondary guarantee universal life business subject to Actuarial Guideline 38 (“AG 38”) provisions, which became effective December 31, 2012. These requirements reflected an agreement reached and developed by a NAIC Joint Working Group which included regulators from several states, including New York. The financial impact related to the revised statutory reserving requirements on our in-force reserves subject to the new guidance was not significant as of December 31, 2012. On September 11, 2013, the New York Department of Financial Services (“NYDFS”) announced that it no longer supported the agreement reached by the NAIC Working Group and that it would require New York licensed companies, including our New York domiciled insurance subsidiary, to use an alternative interpretation of AG 38 for universal life insurance products with secondary guarantees. We finalized our discussions with the NYDFS about its alternative interpretation and recorded $70 million and $80 million of additional statutory reserves as of December 31, 2014 and 2013, respectively.

During 2014, the NAIC adopted a new regulatory framework for the insurance industry’s use of captive life reinsurance subsidiaries, specifically those used to finance Regulations XXX and AG 38 reserves. The framework adopted by the NAIC does not apply to captive life reinsurance subsidiaries effective on or before December 31, 2014 and allows for their continued use prospectively. The framework assumes that Principles Based Reserving (“PBR”) will be adopted and requires captives to hold collateral at a level that approximates PBR. Accordingly, it is unclear if the NAIC will continue to allow the use of captives if PBR is not eventually adopted. If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, and potential reductions in or discontinuance of new term life or universal life with secondary guarantees insurance sales, all of which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

Fixed annuities. Results of our fixed annuities business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, policyholder surrenders, expense and commission levels, new product sales, competitor actions and competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings, relative pricing and our overall ratings.

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

Following adverse rating actions after the announcement of our results for the third quarter 2014, several of our distributors suspended distribution of our products. Those distributors made up approximately 16% of the sales of our fixed annuity products. We expect that we will continue to be adversely impacted by these recent rating actions. In addition, we cannot predict the outcome of pending rating agency reviews and their potential impacts on our fixed annuity sales.

Refinements of product offerings and related pricing, including ongoing evaluation of commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns. Sales of fixed annuities increased $6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in sales was a function of increased penetration in the fixed indexed annuity market, higher overall interest rate environment in 2014 compared to the first nine months of 2013, and relatively low sales in the first half of 2013 due to price competition. Sales of fixed annuities increased $124 million during the fourth quarter of 2014 compared to the third quarter of 2014 mainly as a result of competitors lowering crediting rates, leading to more competitive product positioning for our products.

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

Canada and Australia comprise approximately 99% of our international mortgage insurance primary risk in-force. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. During 2014, many foreign currencies weakened against the U.S. dollar, in particular the Canadian dollar and Australian dollar, which negatively impacted the underlying reported results of our international mortgage insurance business. Any future movement in foreign exchange rates could impact future results.

In Canada, the housing market improved in 2014 driven by continued low interest rates that have maintained affordability as home prices have risen. Canadian employment data has generally been positive in 2014 with the unemployment rate closing the year at 6.6%. We expect job creation to remain steady but modest with unemployment expected to marginally increase in 2015 primarily driven by concerns of decreasing oil prices and its impact to the oil producing provinces of Canada. In response to the recent sharp drop in oil prices, the Bank of Canada decreased the overnight interest rate to 0.75% in January 2015, with the expectation that the low interest rate environment will continue through 2015.

Home sales in Canada increased 5% in 2014, with tight supply continuing to pressure prices in select urban markets with the resale market remaining at or near balanced market conditions. We expect a slight decrease in resale activity as the housing market moderates in 2015, while we expect national home prices to increase slightly during 2015. Going forward, we expect the growth rate of the high loan-to-value market to keep pace with the change in housing resale activity and home price appreciation.

Economic growth as measured by the Canadian gross domestic product is expected to grow by 2.1% in 2015 based on the recent Bank of Canada forecast as released in the Monetary Policy Report in January 2015, down slightly from an estimated 2.4% in 2014. We expect the Canadian gross domestic product growth in 2015 to be fueled by a stronger U.S. economy and a weaker Canadian dollar that benefits exports in Central Canada and British Columbia, offset by the negative impact of lower oil prices. The recent decline in oil prices is an emerging risk due to its potential impact on employment and housing, especially in the provinces of Alberta, Newfoundland and Saskatchewan. We will continue to monitor the impact of oil prices as part of our proactive portfolio risk management strategy.

In the 2013 federal budget, the Canadian government proposed to gradually limit the insurance of low loan-to-value mortgages to only those mortgages that will be used in CMHC securitization programs. In addition, the Canadian government has indicated an intention to prohibit the use of any taxpayer-backed insured mortgage, both high and low loan-to-value, as collateral in securitization vehicles that are not sponsored by CMHC. We anticipate the related legislation will be introduced in 2015. On December 1, 2014, CMHC announced a price increase to its National Housing Act Mortgage-Backed Securities (“NHA MBS”) guarantee fees effective April 1, 2015. Under the NHA MBS Program, CMHC guarantees timely payment of principal and interest to purchasers of the mortgage-backed securities backed by pools of eligible insured mortgages. The NHA MBS fees are paid by lenders in addition to the mortgage insurance premium. Although it is difficult to determine the full impact of these changes at this time, we believe these fees will decrease demand for low loan-to-value mortgage insurance.

On November 6, 2014, OSFI published the B-21 Guideline. In the B-21 Guideline, OSFI set out principles that promote and support sound residential mortgage insurance underwriting. These six principles focus on three main themes: i) governance, development of business objectives and strategy, and oversight; ii) interaction with lenders as part of the underwriting process; and iii) internal underwriting operations and risk management. The B-21 Guideline also enhances disclosure requirements, which will support greater transparency, clarity and public confidence in mortgage insurers’ residential mortgage insurance underwriting practices. Genworth Canada is positioned to comply with the B-21 Guideline by the implementation deadline of June 30, 2015.

In Australia, the overall economy continued to expand during 2014, though at a more modest pace than in prior years, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing activity improved primarily from sustained low interest rates. The unemployment rate was 6.1% at the end of 2014 after reaching a 12 year high in November 2014 of 6.3%. We expect unemployment to be relatively stable through 2015 as the economy continues to transition away from being commodity focused, impacting investment levels and mix in the economy.

The Australian housing market is moving into 2015 with substantial momentum, with home values 7.9% higher than a year ago. The Sydney housing market continues to be the major driver with an annual growth rate of 12%. We expect home prices in 2015 will continue to rise, albeit at subdued levels, due to strong immigration, limited housing supply and the record low interest rates supporting improved affordability.

The Reserve Bank of Australia reduced the official cash rate from 2.50% to 2.25% in February 2015 as Australian economic conditions are somewhat weaker than expected. The Reserve Bank of Australia expect the current reduction to add further support to demand, to foster sustainable growth and inflation outcomes consistent with their targets.

On May 15, 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, priced its IPO of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owns 66.2% of the ordinary shares of Genworth Australia. The third quarter of 2014 was the first full quarter reflecting a minority interest, which reduced net income by 33.8% for portions attributable to third parties.

In December 2013, the Australian Government announced that there would be an inquiry into Australia’s financial system. The FSI made a number of recommendations, which were released by the Australian government in December 2014. The FSI has recommended, among other things, that capital levels for internal ratings-based ADIs be raised against residential real estate risks. The FSI has also recommended narrowing the average risk-weight gap between average risk-weights for the internal ratings-based ADIs and other ADIs to help competition. In releasing the FSI’s recommendations, the Australian Treasurer commented that the FSI’s recommendations on bank capital are for APRA and the Reserve Bank of Australia to consider as independent regulators. At this time, it is difficult to determine the impact of these recommendations.

The overall economic environment in Europe remains fragile as unemployment is hovering just below record highs and we expect future economic growth to be modest. We are seeing a slow resurgence in high loan-to-value lending in our target countries in Europe as lenders begin to slowly retest these markets for the first time since the global financial crisis. As a result of the lingering economic recession, we have seen an elevated number of delinquencies and lower cures in our older books of business, most notably in Ireland, contributing to higher losses over the last few years. However, these books are well seasoned now and as a result we saw a reduction in net new delinquencies on these books during 2014. Even though our newer books of business are less seasoned, they are performing well in comparison to pricing expectations. In the fourth quarter of 2014, lender settlements reduced active delinquencies by approximately 40% and capped our exposure in Ireland to approximately $60 million or about 3% of our total outstanding risk in-force in Europe. Going into 2015, we expect to continue our strategy of only writing new business in Italy, Finland, Germany and the United Kingdom.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations; the inventory of unsold homes; lender modification and other servicing efforts; and resolution of pending or any future litigation, among other items. The impact of prior years’ weakness and uncertainty in the domestic economy, related levels of unemployment and underemployment and resulting increase in foreclosures, the number of borrowers seeking loan modifications and the level of housing inventories with the related impact on home values, all combined to contribute adversely to the performance of our insured portfolio relating to our 2005 through 2008 book years. Going forward, we expect moderate economic growth characterized by ongoing modest improvement in home values coupled with an expectation that unemployment and underemployment levels will continue to gradually decrease over time. Our results are subject to the continued recovery of the U.S. housing market and the extent of the adverse impact of seasonality that we have experienced historically in the second half of the year.

Driven by lower interest rates and a strong refinancing market, the mortgage originations market recovered and strengthened during 2012 and 2013. During this same period, we continued to benefit from an improved private mortgage market penetration rate as the private mortgage insurance industry became more competitive against the FHA alternative that was driven in part by FHA price, risk management and cancelability actions. While mortgage originations were down in the fourth quarter of 2014 as a result of expected seasonal trends and were lower overall compared to the prior year, purchase originations were higher year over year. This increase in the purchase originations market, which resulted in an increase in the private mortgage insurance penetration rate in 2014 over the prior year, was driven in part by a market shift towards higher levels of purchase originations and away from refinancing activities. We continue to believe that, as the mortgage originations market has moved from the higher level of refinancing activities to that of a larger purchase originations market, the private mortgage insurance industry market share has strengthened over time. However, in January 2015, the FHA announced a reduction in annual mortgage insurance premiums charged to borrowers under its mortgage insurance program. This premium cut will make the FHA more competitive in the market and may have a material adverse effect on private mortgage insurers’ ability to sustain market share.

We continue seeing a modest easing of lender credit policy standards for loans that fall within our own credit guidelines. In December 2013, the acting director of the FHFA published a proposal to increase GSE loan fees. In January 2014, the newly appointed director of the FHFA suspended implementation of the proposed increases. FHFA subsequently published a request for input on a series of questions related to GSE fee policy and implementation, to which we responded by way of a comment letter at the FHFA’s request in August 2014. A final rule is still pending. Potential changes stemming from a FHFA review of proposed increases to existing GSE fees could have an impact on mortgage originations and on the competitiveness of private mortgage insurance versus that of FHA insurance.

In late 2013, we announced reduced pricing and expanded underwriting guidelines that are more in line with industry prices and guideline standards, which we believe, notwithstanding recent FHA price reductions, over time may continue to maintain our competitiveness in the mortgage insurance market while maintaining what we believe will be a profitable book of business. As a result, our U.S. mortgage insurance market share has grown approximately two percentage points since the fourth quarter of 2013 driven in part by the impact of favorable pricing changes that went into effect over these periods and the quality of our service offering. During the fourth quarter of 2014, we increased the level of single premium lender-paid new insurance written reflecting our participation in this product market. Future volumes of this insurance product will vary depending upon the evaluation of the underlying risk profile associated with these transactions.

While home affordability is above historical levels in certain regions of the United States, an increase in mortgage interest rates more broadly may slow the overall housing recovery. Meanwhile, we continue to manage the quality of new business through prudent underwriting guidelines, which we modify from time to time when circumstances warrant in a manner we expect will limit the amount of coverage we write on riskier loans. As of December 31, 2014, loans modified through the Home Affordable Refinance Program (“HARP”), accounted for approximately $0.3 billion of insurance in the fourth quarter of 2014, and approximately $18.9 billion of insurance for the inception to date period through December 31, 2014. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The government has recently extended HARP through the year ending December 31, 2016.

On July 10, 2014, the FHFA released publicly a draft of the revised PMIERs. These requirements, as drafted, contemplate an effective date for compliance 180 days after the final publication date and final publication currently is anticipated to be towards the end of the first quarter or beginning of the second quarter of 2015. In addition, the requirements permit a transition period, subject to GSE approval, of two years from the publication date to meet the required capital levels. We provided comments on September 8, 2014 pursuant to the public request for input and we will continue to work with the FHFA and GSEs in an effort to have appropriate refinements made before the new requirements are finalized.

We previously disclosed our estimates of the additional capital required to meet the revised draft PMIERs in their current form and operate our business as being between $500 million and $700 million as of the date the new requirements are anticipated to become effective. Our estimate is based on the revised draft PMIERs, as we understand them, and is subject to change. In this regard, the amount of additional capital that we believe will be required to meet the Net Asset Requirements, as defined in the revised draft PMIERs, and operate our business is dependent upon, among other things, (i) the extent the final PMIERs as ultimately adopted differ materially from the current draft, including with respect to the amount and timing of additional capital requirements and the amount of capital credit provided to various types of assets; (ii) the way the requirements are applied and interpreted by the GSEs and FHFA as and after they are implemented; (iii) the future performance of the U.S. housing market; (iv) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (v) our projected overall financial performance, capital and liquidity levels being as anticipated. As a result, the amount of required capital may vary significantly from the amounts currently anticipated.

We currently believe we have a variety of sources we could utilize to satisfy these capital requirements, and currently intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company, to satisfy them. We have continued to make progress on potential reinsurance transactions. We are awaiting finalization of the PMIERs and ultimate reinsurance transaction terms remain subject to modification. Our use of reinsurance or similar transactions depends upon, among other things, the availability of the markets for these transactions, the costs and other terms of reinsurance or the other transactions, the GSEs’ approach to, and the capital treatment for, these reinsurance or the other transactions, the performance of the U.S. mortgage insurance business, and the absence of unforeseen developments. Another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings.

We currently intend that our U.S. mortgage insurance business will meet the additional capital requirements contained in the revised draft PMIERs by the date such guidelines become effective. We will seek to utilize the transition period provided for in the draft guidelines if we do not comply by the anticipated effective date (subject to GSE approval).

In December 2013, Genworth Holdings issued $400 million of senior notes in anticipation of increased capital requirements then expected to be imposed by the GSEs in connection with the revised draft PMIERs. Following the issuance of the senior notes in December 2013, Genworth Financial contributed $100 million of the proceeds to GMICO, our primary U.S. mortgage insurance subsidiary, with an additional $300 million contributed to Genworth Mortgage Holdings, LLC, a U.S. mortgage holding company. In advance of the release of the draft PMIERs, in May 2014, we contributed the $300 million that was being held at the U.S. mortgage holding company to GMICO.

As of December 31, 2014, reflecting the favorable impact of the above-referenced $300 million capital contribution in May 2014, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 14.3:1, compared with a risk-to-capital ratio of approximately 19.3:1 as of December 31, 2013. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. The NCDOI’s current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirement methodology in the revised draft PMIERs. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses and these foregoing factors are inherently uncertain, require significant judgment and may change significantly over time.

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

In December 2014, Fannie Mae and Freddie Mac announced that they would resume purchases of certain loans with down payments as low as 3%. This change in policy could result in the GSEs purchasing more loans with private mortgage insurance. However, the recent move by the FHA to lower its annual premium may limit the ability of private mortgage insurers to compete in this market. In addition, FHFA issued for comment a proposal to reduce GSE loan limits. Comments on that proposal were due in March 2014, to which we filed a comment letter response and to date the FHFA has not yet issued a final determination. If implemented, lower loan limits could also limit demand for mortgage loans with private mortgage insurance coverage. In October 2014, U.S. federal regulators published a final rule regarding the credit risk retention provision under the Dodd-Frank Act. The revised rules propose to define “qualified residential mortgages” to include low-down-payment mortgage loans, which is consistent with the definition of “qualified mortgages” that is already adopted by the CFPB. We also continue to believe that the mortgage insurance industry level of market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the FHA, the FHFA, U.S. Congress or the U.S. government impacting housing or housing finance policy, underwriting standards, loan limits or related reforms.

While we continue to experience an ongoing decrease in the level of new delinquencies, the performance of our portfolio in recent periods continues to be adversely affected by our 2005 through 2008 book years, although we believe these loans peaked in their delinquency development during the first quarter of 2010. While this amount has declined from prior years, delinquencies for these book years continue as the principal source of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. While foreclosure starts continue at a pace higher than foreclosure start levels in periods before mid-2010, we are seeing a decline in the number of foreclosure starts currently, which we believe is in part a result of the implementation of a new CFPB mortgage servicing rule (the “CFPB Rule”) that requires lenders and servicers to defer foreclosure starts until a borrower is at least 120-days delinquent to permit possible loan modification or workout solutions. We believe the deferral of the foreclosure start date, coupled with the CFPB Rule’s early intervention provisions that require a lender or servicer to utilize good faith efforts to establish live contact with delinquent borrowers and provide written notice of available loss mitigation options, may result in additional loan workout or modification solutions that would ultimately reduce the number of foreclosure actions from these early stage delinquencies. In addition, we have seen differences in performance among loan servicers regarding the ability to modify loans and avoid foreclosure. Moreover, a lengthening of the foreclosure process itself particularly in judicial foreclosure states has led to increased claims expense relative to foreclosures conducted in the pre-financial crisis environment. Depending on how experience evolves going forward, we may need to adjust our reserve frequency or severity assumptions that could either increase or decrease reserves over time as experience from these programs continues to emerge.

Expanded efforts in the mortgage servicing market to modify loans and improved underwriting guidelines and mortgage servicing practices have combined to improve performance of our 2009 through 2014 book years compared with the performance of insured loans from prior book years that remain within our insured loan portfolio. This improved performance level, coupled with the diminished impact of our 2005 through 2008 book years as new delinquencies related to those insured loans continue to moderate, has resulted in ongoing reductions in overall delinquency levels through 2013 and 2014. While we continue to see benefits from loan modification actions on newer delinquencies within our portfolio, loan modification efforts have continued to remain more difficult to complete on the older delinquencies within our delinquent loan population. We have seen the older delinquencies that remain unresolved within our portfolio, particularly those from the 2005 through 2008 book years, continue to age through 2014. Both foreclosures and liquidations remained elevated through the same period, thereby resulting in ongoing elevated levels of loss reserves and claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to meet the debt service on the mortgage loans going forward, we have seen the level of ongoing loan modification actions decline moderately during the period from 2011 through 2014 compared with the levels we experienced during preceding periods. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and because of the continuing aging of delinquencies. However, we further expect the rate at which we modify newly delinquent loans to remain steady as new programs take effect and the overall economy continues improving over time.

Our loss mitigation activities, including those relating to workouts, loan modifications, pre-sales, rescissions, claims administration (including curtailment of claim amounts) and targeted settlements, net of reinstatements or adjustments, resulted in an estimated reduction of expected losses of $342 million and $563 million, respectively, including $265 million and $347 million, respectively, from workouts and loan modifications, during the year ended December 31, 2014 and 2013.

During the four-year period ended December 31, 2014, benefits from loss mitigation activities within our delinquent loan population have shifted from rescission actions that took place in years prior to 2011 to other loan modification activities and reviews of loan servicing and claims administration compliance from which we expect a majority of our loss mitigation benefits to arise going forward. While we expect to continue evaluating compliance of the insured or its loan servicer with respect to its servicing obligations under our master policy for loans insured thereunder and may curtail claim amounts payable based on our evaluations of such compliance, we cannot predict the extent or level at which such claim curtailments will continue.

Although loan servicers continue to pursue a wide range of approaches to execute appropriate loan modifications, government-sponsored programs such as Home Affordable Modification Program (“HAMP”) continue to result in fewer modifications as alternative programs have gained momentum. As a result of lower benefits from these government-sponsored programs, we have experienced higher levels of loss reserves and paid claims. In 2014, the Obama Administration announced that it would extend HAMP through December 31, 2015, and expand borrower eligibility by adjusting certain underwriting requirements. In addition, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP were increased and, for the first time, offered to the GSEs. However, to date, the GSEs are not participating in this program. While the impact of the these program extensions to date has remained positive, there can be no assurance that the increase in the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in ultimately avoiding foreclosure. In addition, while borrowers who benefitted from loan modifications under HAMP were provided mortgage payment relief through substantial interest rate reductions, beginning in the third quarter of 2014, those same borrowers began to experience a gradual interest rate increase of up to 1% a year, known as interest rate resets, until their mortgage interest rate adjusts to the market rate at the time of their loan modification. These interest rate resets are in accordance with the terms and conditions agreed to at the time of the underlying HAMP loan modification. While the government and the mortgage services industry remain committed to working with borrowers under this program, we cannot predict how these HAMP interest rate resets will affect the successes achieved under this program or if the resulting effect of avoiding foreclosure is sustainable over time once the impact of the rate reset process evolves. Depending upon the mix of loss mitigation activity, market trends, employment levels in future periods and other general economic impacts which influence the U.S. residential housing market, we could see additional adverse loss reserve development going forward. We expect the primary source of new loss reserves for expected claims to come from new delinquencies.

We have lender captive reinsurance programs in place in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by GMICO. All of our captive reinsurance arrangements are in runoff with no new books of business being added going forward. However, while we have no plans currently to expand our lender captive reinsurance program, we continue to consider appropriate new third-party reinsurance arrangements as potential available sources of capital for our U.S. mortgage insurance business.

International Protection

Growth and performance of our lifestyle protection insurance business is dependent on economic conditions and other factors, including competitor actions, consumer lending and spending levels, unemployment trends, client account penetration and mortality and morbidity trends. Additionally, the types and mix of our products will vary based on regulatory and consumer acceptance of our products.

Although consumer lending levels in Europe have stabilized, the region remains challenged particularly given concerns regarding various European economies and the lingering effect of the European debt crisis. Unemployment rates in the fourth quarter of 2014 remained at levels experienced since the second quarter of 2014 with regional variation but have declined since the fourth quarter of 2013. In aggregate, European gross domestic product continued to grow in 2014, building on the growth in the second half of 2013 and reversing the negative trend experienced in the first half of 2013.

Net operating income of our lifestyle protection insurance business for the year ended December 31, 2014 decreased from the year ended December 31, 2013 as higher claim reserves, higher commissions and lower net investment income were partially offset by higher premiums in 2014. In the fourth quarter of 2014, our lifestyle protection insurance business reported a net operating loss of $4 million from the negative impact of the strengthening of the U.S. dollar against the Euro and currencies in the United Kingdom, as well as higher reserve strengthening. New claim registrations decreased 14% in the year ended December 31, 2014 from 2013 levels. We could experience higher losses if claim registrations increase, particularly with continued high unemployment in Europe. Our loss ratio for the year ended December 31, 2014 was 28% compared to 25% for the year ended December 31, 2013 as losses increased, partially offset by higher premiums in 2014.

We have strengthened our focus in Europe on key strategic client relationships and are de-emphasizing our distribution with some other distributors, which had failed to achieve desired sales and profitability levels. This focus has enabled us to better serve our strategic clients and promote improved profitability and a lower cost structure. Additionally, we continue to pursue expanding our geographical distribution into Latin America and have secured an agreement with a large insurance partner. We are currently working with this partner to establish product, distribution and servicing capabilities and are now actively selling products in Peru, Colombia and Mexico.

Assuming the economies and lending environment in Europe are stable and do not improve in the near term, we expect our lifestyle protection insurance business to produce only slightly positive earnings in 2015. With our focus on enhanced distribution capabilities in Europe and growth in select new markets, we anticipate these efforts, coupled with sound risk and cost management disciplines, should, over time, improve profitability and help offset the impact of economic or employment pressures as well as lower levels of consumer lending in Europe. However, depending on the economic situation in Europe, we could experience declines in sales and operating results.

Distributor conduct associated with the sale of payment protection insurance products is currently under regulatory scrutiny in Italy. While the outcome of these reviews is unknown at this time and our distributors are not Genworth employees, the outcome could impact how the product is distributed and could have a negative impact on our sales.

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

We have discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. Since then, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to help mitigate impacts related to equity market volatility and interest rate risks, in the future, we may pursue reinsurance opportunities to further mitigate volatility in results and manage capital.

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

Critical Accounting Estimates

The accounting estimates (including sensitivities) discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The sensitivities included in this section involve matters that are also inherently uncertain and involve the exercise of significant judgment in selecting the factors and amounts used in the sensitivities. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected in the sensitivities. For all of these accounting estimates, we caution that future events seldom develop exactly as estimated and management’s best estimates may require adjustment.

Valuation of fixed maturity securities. Our portfolio of fixed maturity securities comprises primarily investment grade securities, which are carried at fair value.

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

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$56,000	$—	$56,000	$—
Broker quotes	1,840	—	—	1,840
Internal models	4,607	—	683	3,924

Total fixed maturity securities	$62,447	$—	$56,683	$5,764

	2013
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$52,451	$—	$52,451	$—
Broker quotes	1,488	—	—	1,488
Internal models	4,690	—	654	4,036

Total fixed maturity securities	$58,629	$—	$53,105	$5,524

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

Deferred acquisition costs. DAC represents costs that are directly related to the successful acquisition of new and renewal insurance policies and investment contracts which are deferred and amortized over the estimated life of the related insurance policies. These costs primarily include commissions in excess of ultimate renewal commissions and underwriting and contract and policy issuance expenses for policies successfully acquired. DAC is subsequently amortized to expense in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products (including term life insurance, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on accepted actuarial methods and reasonable assumptions including related to investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate. Amortization is adjusted each period to reflect actual lapses or terminations. Accordingly, we could experience accelerated amortization of DAC if policies lapse or terminate earlier than originally assumed.

Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including related to interest rates, policyholder persistency or lapses, insured life expectancy or longevity and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2014, 2013 and 2012, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization for this business. For the years ended December 31, 2014, 2013 and 2012, key assumptions were unlocked in our international mortgage insurance business to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2014	2013	2012
U.S. Life Insurance	$4	$21	$(45)
International Mortgage Insurance	—	1	4
Runoff	(9)	1	4

Total	$(5)	$23	$(37)

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term average appreciation assumption of 7.5% to 8.0%. When actual returns vary from the expected 7.5% to 8.0%, we assume a reversion to the expected return over a three-year period.

We review DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. The evaluation of DAC recoverability is subject to inherent uncertainty and requires significant judgment and estimates to determine the present values of future premiums, estimated gross profits and expected losses and expenses of our businesses. As of December 31, 2014, we believe all of our businesses have sufficient future income where the related DAC is recoverable based on our best estimate assumptions.

Continued low interest rates have impacted the margins on our fixed immediate annuity products. As of December 31, 2014 and 2013, we had margin of approximately $31 million and $78 million, respectively, on $6,204 million and $6,526 million, respectively, of net U.S. GAAP liability related to our fixed immediate annuity products. The risks we face include adverse variations in interest rates and/or mortality. As of December 31, 2014 and 2013, we had DAC of $22 million and $28 million, respectively, related to our immediate annuity products. Adverse experience in one or both of these risks could result in the DAC associated with our immediate annuity products being no longer fully recoverable as well as the establishment of additional benefit reserves. As of December 31, 2014, for our immediate annuity products, 50 basis points lower interest rates and 2% lower mortality would result in margin reduction of approximately $23 million and $24 million, respectively. Margin reduction below zero results in a charge to current period earnings. Any favorable variation would result in additional margin in our DAC loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. As of December 31, 2014, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under selected adverse variations in our assumptions. For a discussion of our long-term care insurance margins, see “—Insurance liabilities and reserves—Future policy benefits” below.

For the years ended December 31, 2014 and 2013, there were no charges to income as a result of our DAC loss recognition testing. As part of a life block transaction in the third quarter of 2012, we recorded $39 million of additional DAC amortization to reflect loss recognition on certain term life insurance policies under a reinsurance treaty. See notes 2 and 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

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

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. During the fourth quarter of 2014, the loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency. As a result, we wrote off the entire PVFP balance for our long-term care insurance business of $6 million through amortization with a corresponding change to net unrealized investment gains (losses). The results of the test were primarily driven by changes in our expectations for future severity of claims, including higher utilization of available benefits and lower rates at which claims terminate. As of December 31, 2014, we believe all of our other businesses have sufficient future income where the related PVFP is recoverable based on our best estimate assumptions.

For the years ended December 31, 2013 and 2012, there were no charges to income as a result of our PVFP recoverability testing. See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.

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

As part of our annual goodwill impairment testing, we noted that our long-term care and life insurance reporting units’ fair values were less than their respective book value. If fair value is lower than book value, the reporting unit’s fair value is allocated to assets and liabilities as if the reporting unit had been acquired in a business combination with the amount of goodwill being established representing the “implied goodwill” amount that is recoverable. If this “implied goodwill” exceeds the reporting unit’s recorded goodwill balance, goodwill is deemed recoverable. See below for additional details on the significant assumptions used in our goodwill impairment test for our long-term care and life insurance reporting units.

The key assumptions that impact our evaluation of implied goodwill for our long-term care and life insurance reporting units under our goodwill impairment assessment primarily relate to the valuation of new business. While the valuation of our in-force business is included in the fair value of the reporting unit, the in-force value does not contribute significant, incremental value to support goodwill. Based on a hypothetical acquisition under our goodwill impairment assessment, any difference in our current carrying value and the fair value of our in-force business would be associated with an intangible asset for PVFP and would not create additional implied goodwill. The valuation of new business is determined by utilizing several inputs such as discount rate, expected new business sales for the next 10 years, and expected new business profitability, which is primarily dependent on policyholder behavior assumptions, expected benefit payments, reinsurance, expected investment returns and targeted capital levels. The inclusion of 10 years of new business production is based on our experience of actuarial appraisals for life insurance companies where this is a common assumption. For our long-term care and life insurance reporting units, we utilized discount rates of 14% and 10%, respectively, based on our estimate of the weighted-average cost of capital that a hypothetical market participant would use in assessing the value of the businesses.

For the first half of 2014, overall market sales for the long-term care insurance industry declined approximately 30% as compared to the same period last year. During the third quarter of 2014, we introduced a new long-term care insurance product with higher premiums and lower maximum benefits, and anticipate that it will take time for this new product to gain momentum in our distribution channels. Given these trends, our annual sales projections included in our determination of fair value for our long-term care insurance reporting unit were lower than the prior year’s goodwill testing analysis. Based on the fair value of projected new business for our long-term care insurance reporting unit, we recorded a goodwill impairment of $200 million during the third quarter of 2014, with the remaining goodwill balance of $154 million deemed recoverable as of September 30, 2014 based on our determination of implied goodwill.

During the third quarter of 2014, in connection with our strategic planning process, we revisited our prior strategy of focusing on term life insurance, given the capital-intensive nature of the product and our revised capital plan. We are in the process of transitioning to higher return permanent products, including universal life insurance, indexed universal life insurance and linked-benefit products. Given this transition, our annual sales projections included in the determination of fair value for our life insurance reporting unit were significantly lower than sales levels expected in prior year’s goodwill testing analysis. Based on the fair value of projected new business for our life insurance reporting unit, we recorded a goodwill impairment of $350 million during the third quarter of 2014, with the remaining goodwill balance of $145 million deemed recoverable as of September 30, 2014 based on our determination of implied goodwill.

As a result of current market conditions, decreases in sales projections from negative rating actions taken in the fourth quarter of 2014 and distributor actions and overall uncertainty in those projections from market realities and potential strategic actions, we evaluated the impact of these factors on the fair value of our long-term care and life insurance reporting units in connection with the preparation of financial statements. Additionally, the completion of our loss recognition testing introduced risk of further rating downgrades that would significantly impact our ability to meet sales projections in our long-term care insurance business, as well as our life insurance business, where our primary new business value relates to our long-term care insurance and life linked-benefits product. These potential lower sales, combined with the factors noted above, bring uncertainty around whether a hypothetical market participant would be willing to pay for any new business associated with our long-term care and life insurance reporting units in a current market transaction. After consideration of the items noted above, we determined that it was more likely than not that the fair value of both our long-term care and life insurance reporting units was less than the carrying amount and that our remaining goodwill was not recoverable. As a result, we recorded a goodwill impairment of $154 million in our long-term care insurance business and $145 million in our life insurance business. These impairments reduced the goodwill balances of these businesses to zero. The uncertainty associated with the level and value of new business that a market participant would place on our long-term care and life insurance businesses resulted in the conclusion that the goodwill balances were no longer recoverable.

In the third quarter of 2012, considering current market conditions, including the market environment in Europe, lower trading multiples of European financial services companies and the impact of those conditions on our international protection reporting unit in a market transaction that may require a higher risk premium, we determined the fair value of the reporting unit was below book value and determined the goodwill associated with this reporting unit was not recoverable. Therefore, we recorded a goodwill impairment of $89 million for the write-off of all the goodwill associated with our international protection reporting unit in the third quarter of 2012.

Deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill.

See notes 2 and 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to goodwill.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with U.S. GAAP and industry practice. Many factors can affect these reserves, including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured life expectancy or longevity; insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium increases; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserve levels, results of operations and financial condition.

Insurance reserves differ for long- and short-duration insurance policies. Measurement of reserves for long-duration insurance contracts (such as life insurance, annuities and long-term care insurance products) is based on approved actuarial methods, and includes assumptions about mortality, morbidity, lapses, interest rates and other factors. Short-duration contracts (such as lifestyle protection insurance) are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Future policy benefits

The liability for future policy benefits is equal to the present value of future benefits and expenses, less the present value of expected future net premiums based on assumptions including investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. The liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing using current assumptions based on the manner of acquiring, servicing and measuring the profitability of the insurance contracts. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. Changes in how we manage certain polices could require separate loss recognition testing and could result in future charges to income.

We perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. The results of our loss recognition test for our long-term care insurance products in 2014 were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. Changes to our claim termination rates and benefit utilization rates in our long-term care insurance business decreased our margin by approximately $5.4 billion. We also included an assumption for future anticipated rate actions which increased our margin by approximately $4.9 billion. Our assumption for future anticipated rate actions is based on our best estimate of the rate increases we expect given our claims cost expectations and uses our historical experience from rate increase approvals. In addition, we reviewed other assumptions, particularly related to claim frequency, lapse rates, morbidity, mortality improvement and expenses, and updated these assumptions as appropriate, which had a modestly favorable impact on our margin in the aggregate.

For our acquired block of long-term care insurance, we performed our loss recognition testing as of December 31, 2014 and determined that we had negative margin of $716 million. As a result, we wrote off the remaining PVFP balance of $6 million and increased our future policy benefit reserves by $710 million. The results of the test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. Additionally, our discount rate assumption decreased from 7.65% in 2013 to 7.13% in 2014, mainly due to the additional lower-yielding assets needed to fund the increase in reserves during the year. We will measure future policy benefit reserves on our acquired block of long-term care insurance going forward using updated assumptions that are current as of December 31, 2014. These updated assumptions will be locked-in until such time as another premium deficiency exists. As of December 31, 2014, the liability for future policy benefits associated with our acquired block of long-term care insurance, including additional reserves established in the fourth quarter of 2014, was $2.8 billion.

The results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of $2.3 billion as of December 31, 2014. Our loss recognition testing margin decreased $0.8 billion from December 31, 2013 mainly due to changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. We lowered our assumptions for claim termination rates, most significantly in later-duration claims. We assume a static discount rate that is in line with our current portfolio yield. Our discount rate assumption for our long-term care insurance block, excluding the acquired block, decreased from 5.57% in 2013 to 5.23% in 2014, mainly due to lower-yielding assets needed to fund the increase in reserves during the year. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excluded the benefits of qualifying hedge gains that are not currently amortizing. Our positive margin for our long-term care insurance business, excluding the acquired block, was dependent on the assumptions we made on our ability to successfully implement our in-force management strategy involving premium increases or reduced benefits. In the fourth quarter of 2014, we began including future rate actions in our loss recognition testing in addition to those rate actions that had already been filed and approved or awaiting regulatory approval. As of December 31, 2014, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $16.5 billion.

While we had margin of $2.3 billion on our long-term care insurance block, excluding the acquired block, loss recognition testing for this block indicated we had projected profits in earlier years followed by projected losses in the later years. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through approximately 2030 (before accruing for the additional liability), by the amounts necessary to offset losses in later years. Given there were no profits in our long-term care insurance business in 2014, no accrual was recorded. The present value of projected losses was $1.2 billion as of December 31, 2014.

As of December 31, 2014, the impact on our long-term care insurance loss recognition testing margins for select sensitivities were as follows:

(Amounts in billions)	Acquired Block	Other Block (Excluding the Acquired Block)
2014 loss recognition testing margins	$—	$2.3
Sensitivities on 2014 loss recognition test margin:
5% relative increase in future claims costs	(0.2)	(1.8)
Discount rate decrease of 25 basis points	(0.1)	(1.0)
10% reduction in benefit of future in-force rate actions	—	(0.5)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claims costs do not include any offsetting impacts from potential future rate actions. Any such offset from rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Our acquired block would not benefit significantly from additional rate actions as it is older, and therefore, there is a higher likelihood that adverse changes could result in additional losses on that block.

Any future adverse changes in our assumptions could result in both the DAC associated with our long-term care insurance products being no longer fully recoverable as well as the establishment of additional future policy benefit reserves. Any favorable changes would result in additional margin in our loss recognition test and higher income over the remaining duration of the in-force block. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would be immediately reflected in net income (loss) as our margin for this block was zero after the reserve increase in the fourth quarter of 2014. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero.

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

Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss).

The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2014	2013
Long-term care insurance	$6,216	$4,999
U.S. mortgage insurance	1,180	1,482
International mortgage insurance	308	378
Life insurance	197	188
Lifestyle protection insurance	106	108
Fixed annuities	21	29
Runoff	15	20

Total liability for policy and contract claims	$8,043	$7,204

The liability for policy and contract claims, also known as claim reserves, for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. Our discount rate assumption assumes a static discount rate in-line with our current portfolio yield.

During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. As a result of these changes, we increased our long-term care insurance claim reserves by $604 million, before reinsurance, during the third quarter of 2014. The changes in our assumptions relating to our long-term care insurance claim reserves also informed the review of and changes to assumptions and methodologies used in our fourth quarter of 2014 loss recognition testing, as discussed above.

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

Management reviews quarterly the loss reserves for adequacy, and if indicated, updates the assumptions used for estimating and calculating such reserves based on actual experience and our historical frequency of claim and severity of loss rates that are applied to the current population of delinquencies. Factors considered in establishing loss reserves include claim frequency patterns (reflecting the loss mitigation actions on such claim patterns), the aged category of the delinquency (i.e., age and progression of delinquency to claim) and loan coverage percentage. The establishment of our mortgage insurance loss reserves is subject to inherent uncertainty and requires judgment. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including, but not limited to, a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings and an adverse change in the effectiveness of loss mitigation actions that could result in an increase in the frequency of expected claim rates. Our estimates are also affected by the extent of fraud and misrepresentation that we uncover in the loans that we have insured and the coverage upon which we have consequently rescinded or may rescind going forward. Our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or modified, as well as estimates of the number of loans for which coverage may be reinstated under certain conditions following a rescission action.

In considering the potential sensitivity of the factors underlying management’s best estimate of our U.S. and international mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. Based on our actual experience during the three-year period ended December 31, 2014 in our U.S. mortgage insurance business, a quarterly change of, for example, 3% in the average frequency reserve factor would change the gross reserve amount for such quarter by approximately $64 million for our U.S. mortgage insurance business. Based on our actual experience during 2014 in our international mortgage insurance business, a quarterly change of, for example, $1,000 in the average severity reserve factor combined with a 1% change in the average frequency reserve factor would change the gross reserve amount by approximately $18 million for our international mortgage insurance business based on current exchange rates.

In addition to the sensitivities discussed above, certain books of business in both our U.S. and certain international mortgage insurance businesses have experienced higher losses as a result of the global economic environment. In our U.S. mortgage insurance business, our 2005 through 2008 books of business have been experiencing delinquencies and incurred losses substantially higher than those generated from previous book years we have written. Early loss development patterns from these book years indicate that we would expect a higher level of total losses generated. For example, an increase of 10% in these expected losses over a three-year period ending December 31, 2017 would result in a decrease in after-tax operating results of approximately $22 million. Additional adverse variation could result in additional negative impacts while favorable variations would result in improved margins. Regardless of the ultimate loss development pattern on these books, we expect they will continue to generate significant paid and incurred losses for at least the next two years and thus will continue to have a significant adverse impact on our operating results over these same periods.

In our international mortgage insurance business, we anticipate reduced levels of losses as a result of stable housing markets and economies. However, if housing markets and economies do not remain stable and instead deteriorate, we may experience increased losses. For example, an increase in projected losses for our international mortgage insurance business of between 30% and 40% over the next year would negatively impact after-tax operating results by approximately $40 million to approximately $55 million over this same period based on current foreign exchange rates and leaving other assumptions constant. The potential for either additional adverse loss development or favorable loss development exists that could further impact our business underwriting margins.

Unearned premiums. In our international mortgage insurance business, the majority of our insurance contracts are single premium. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation, if not included in our expected earnings pattern. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical and expected experience. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year based on current pricing and expected pattern of risk emergence. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.

As of December 31, 2014 and 2013, we had $4.0 billion and $4.1 billion, respectively, of unearned premiums, of which $2.7 billion and $2.8 billion, respectively, related to our international mortgage insurance business. We recognize international mortgage insurance unearned premiums over a period of up to 20 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our international mortgage insurance business involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2014, 2013 and 2012, increases to earned premiums in our international mortgage insurance business as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $6 million, $12 million and $36 million, respectively.

Our expected pattern of risk emergence for our international mortgage insurance business is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and expected experience. Loss development emergence and policy cancellation variations could result in an increase or decrease in after-tax operating results depending on the magnitude of variation experienced (assuming other assumptions held constant).

In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $5 million in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $60 million during the first full year, potentially offset by lower reserves due to policies no longer being in force.

The remaining portion of our unearned premiums relates to our lifestyle protection and long-term care insurance businesses where the underlying assumptions are not subject to significant uncertainty. Accordingly, changes in underlying assumptions as to premium recognition we consider being reasonably possible for these businesses would not result in a material impact on our results of operations.

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

As of December 31, 2014, we had a net deferred tax liability of $908 million with a $301 million valuation allowance related to state deferred tax assets, foreign net operating losses and a specific federal separate tax return net operating loss deferred tax asset. We had a consolidated gross deferred tax asset of $1,803 million related to NOL carryforwards of $5,191 million as of December 31, 2014, which, if unused, will expire beginning in 2021. Foreign tax credit carryforwards amounted to $666 million as of December 31, 2014, which, if unused, will begin to expire in 2015.

Deferred taxes on permanently reinvested foreign income. We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that we cannot positively assert that some or all undistributed income will be invested in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2014, U.S. deferred income taxes were not provided on approximately $1,642 million of unremitted foreign income related to our Canadian mortgage insurance business that we considered permanently reinvested. Our Canadian mortgage insurance business held cash and short-term investments of $124 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2014.

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

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Premiums	$5,431	$5,148	$5,041	$283	5%	$107	2%
Net investment income	3,242	3,271	3,343	(29)	(1)%	(72)	(2)%
Net investment gains (losses)	(20)	(37)	27	17	46%	(64)	NM (1)
Insurance and investment product fees and other	912	1,021	1,229	(109)	(11)%	(208)	(17)%

Total revenues	9,565	9,403	9,640	162	2%	(237)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	6,620	4,895	5,378	1,725	35%	(483)	(9)%
Interest credited	737	738	775	(1)	—%	(37)	(5)%
Acquisition and operating expenses, net of deferrals	1,585	1,659	1,594	(74)	(4)%	65	4%
Amortization of deferred acquisition costs and intangibles	571	569	722	2	—%	(153)	(21)%
Goodwill impairment	849	—	89	849	NM (1)	(89)	(100)%
Interest expense	479	492	476	(13)	(3)%	16	3%

Total benefits and expenses	10,841	8,353	9,034	2,488	30%	(681)	(8)%

Income (loss) from continuing operations before income taxes	(1,276)	1,050	606	(2,326)	NM (1)	444	73%
Provision (benefit) for income taxes	(228)	324	138	(552)	(170)%	186	135%

Income (loss) from continuing operations	(1,048)	726	468	(1,774)	NM (1)	258	55%
Income (loss) from discontinued operations, net of taxes	—	(12)	57	12	100%	(69)	(121)%

Net income (loss)	(1,048)	714	525	(1,762)	NM (1)	189	36%
Less: net income attributable to noncontrolling interests	196	154	200	42	27%	(46)	(23)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$560	$325	$(1,804)	NM (1)	$235	72%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

Premiums. Premiums consist primarily of premiums earned on insurance products for long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies, lifestyle protection insurance and mortgage insurance.

•

Our U.S. Life Insurance segment increased $212 million. Our long-term care insurance business increased $127 million largely from $90 million of increased premiums from in-force rate actions, growth of our in-force block from new sales in 2014 and unfavorable adjustments of $14 million in

2013 that did not recur. Our life insurance business increased $38 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement and higher sales in 2014. Our fixed annuities business increased $47 million principally driven by higher sales of our life-contingent products in 2014.

•	Our International Protection segment increased $95 million, including an increase of $7 million attributable to changes in foreign exchange rates, primarily driven by an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting which increased premiums by $56 million. The increase was also attributable to higher volume driven by a new distributor in France, partially offset by lower premiums from our runoff clients in 2014.

•	Our U.S. Mortgage Insurance segment increased $24 million mainly attributable to higher average flow insurance in-force and lower ceded reinsurance premiums in 2014.

•	Our International Mortgage Insurance segment decreased $46 million. Our Canadian mortgage insurance business decreased $45 million primarily driven by a decrease of $37 million attributable to changes in foreign exchange rates and the smaller in-force blocks of business. Other Countries decreased $9 million primarily as a result of lower premiums attributable to lender settlements in 2013 and higher ceded reinsurance premiums in 2014. Our Australian mortgage insurance business increased $8 million primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period. The increase was also attributable to higher premiums resulting from higher policy cancellations and new insurance written, partially offset by a decrease of $31 million attributable to changes in foreign exchange rates and higher ceded reinsurance premiums in 2014.

Net investment income. Net investment income represents the income earned on our investments.

•	Weighted-average investment yields decreased to 4.6% for the year ended December 31, 2014 from 4.7% for the year ended December 31, 2013. The overall weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets, a $14 million unfavorable prepayment speed adjustment on structured securities and $4 million of lower gains related to limited partnerships. These decreases were partially offset by $5 million of higher gains related to bond calls and mortgage loan prepayments in 2014.

•	The year ended December 31, 2014 included a decrease of $22 million attributable to changes in foreign exchange rates.

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

•	We recorded $9 million of net other-than-temporary impairments in 2014 compared to $25 million in 2013. In 2014 and 2013, we recorded $3 million and $4 million, respectively, of impairments related to commercial mortgage loans. Of total impairments in 2014 and 2013, $2 million and $15 million, respectively, related to structured securities, including $1 million and $6 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million in 2014. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $6 million in 2013.

•

Net investment losses related to derivatives of $103 million in 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the IPO of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded net gains of $28 million related to the sale of available-for-sale securities in 2014 compared to net losses of $8 million in 2013. During 2014, we recorded a gain on a previously impaired financial hybrid security that was called by the issuer. During 2014, we recorded $39 million of gains related to trading securities compared to $23 million of losses in 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We recorded $53 million of lower net gains related to securitization entities during 2014 primarily due to lower gains on derivatives, partially offset by gains on trading securities in 2014 compared to losses in 2013. In 2013, we recorded $4 million of net losses related to limited partnerships.

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

•	Corporate and Other activities decreased $46 million mainly attributable to a decrease of $43 million as a result of the sale of our reverse mortgage business on April 1, 2013 and higher losses from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions in 2014.

•	Our U.S. Life Insurance segment decreased $43 million predominantly from our life insurance business related to mortality experience in our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions and a $4 million unfavorable correction in 2014.

•	Our International Mortgage Insurance segment decreased $14 million primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans related to our Australian mortgage insurance business in 2014.

•	Our Runoff segment decreased $7 million mainly attributable to lower average account values in our variable annuity products in 2014.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care insurance, life insurance, accident and health insurance, structured settlements and single premium immediate annuities with life contingencies, lifestyle protection insurance and claim costs incurred related to mortgage insurance products.

•	Our U.S. Life Insurance segment increased $1,845 million. Our long-term care insurance business increased $1,606 million primarily from the completion of our annual loss recognition testing in the fourth quarter of 2014 which resulted in an increase of $729 million of reserves, net of reinsurance, driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. In the third quarter of 2014, we completed a comprehensive review of our claim reserves, which increased claim reserves by $531 million, net of reinsurance. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we also recorded a $67 million unfavorable correction, net of reinsurance, related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement, net of reinsurance, of assumptions for claim termination rates. The increase was also attributable to $15 million of net favorable adjustments in 2013 that did not recur, aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims. These increases were partially offset by reduced benefits of $75 million from in-force rate actions in 2014. Our life insurance business increased $201 million primarily related to unfavorable mortality in 2014 and an unfavorable correction of $49 million in our term life insurance products related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 compared to a $28 million favorable reserve correction in our term universal life insurance product in 2013. The increase was also attributable to a less favorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and the recapture of a reinsurance agreement related to our term life insurance products in 2014. These increases were partially offset by slower reserve growth related to our term universal life insurance reserves and higher lapses of our older term life insurance products in 2014. Our fixed annuities business increased $38 million predominantly attributable to higher sales of our life-contingent products and unfavorable mortality, partially offset by lower interest credited on reserves in 2014.

•	Our International Protection segment increased $43 million, including an increase of $3 million attributable to changes in foreign exchange rates, mainly driven by higher reserves in France from a new distributor and lower favorable claim reserve adjustments, partially offset by a decline in new claim registrations in 2014. The increase was also related to an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting which increased benefits and other changes in policy reserves by $14 million.

•

Our International Mortgage Insurance segment decreased $113 million. Our Australian mortgage insurance business decreased $56 million primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in 2014. Paid claims were also lower as a result of a decrease in both the number of claims and the average claim payment. The year ended December 31, 2014 also included a decrease of $6 million attributable to changes in foreign exchange rates in our Australian mortgage insurance business. Our Canadian mortgage insurance business decreased $37 million primarily from lower new delinquencies as a result of improved performance of our smaller in-force blocks of business and stable economic environment. The year ended

December 31, 2014 included a decrease of $7 million attributable to changes in foreign exchange rates in our Canadian mortgage insurance business. Other Countries decreased $20 million primarily from lender settlements in 2013 and a lower number of new delinquencies, net of cures, in 2014.

•	Our U.S. Mortgage Insurance segment decreased $55 million driven by a decline in new delinquencies, as well as lower reserves on new delinquencies in 2014. These decreases were partially offset by an aggregate increase in our claim reserves in 2014 of $53 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts.

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

•	Corporate and Other activities decreased $84 million primarily as a result of a decrease of $46 million associated with our reverse mortgage business which was sold on April 1, 2013, make-whole expenses of $30 million paid related to the debt redemption in 2013 that did not recur and lower net expenses after allocations to our operating segments in 2014.

•	Our International Mortgage Insurance segment decreased $18 million. Our Australian mortgage insurance business decreased $13 million primarily from a decrease of $7 million attributable to changes in foreign exchange rates and lower operating expenses related to contract fees in 2014. Our Canadian mortgage insurance business decreased $3 million mainly driven by a decrease of $5 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015, partially offset by lower stock-based compensation expense in 2014. Other Countries decreased $2 million primarily from lower operating expenses in 2014 and a $1 million restructuring charge in 2013 that did not recur, partially offset by an increase of $1 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $4 million primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in 2013 that did not recur.

•	Our International Protection segment increased $29 million, including an increase of $5 million attributable to changes in foreign exchange rates, largely from higher commissions of $35 million related to an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower operating expenses in 2014 and a restructuring charge of $3 million in 2013 that did not recur.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our Runoff segment increased $33 million from higher net investment gains and less favorable equity market performance, partially offset by higher net investment losses on embedded derivatives associated with our variable annuity products with GMWBs and $9 million in favorable unlockings in 2014 compared to $1 million in unfavorable unlockings in 2013.

•	Our International Protection segment increased $12 million, including an increase of $1 million attributable to changes in foreign exchange rates, mainly as a result of higher premium volume driven by a new distributor in France in 2014.

•	Our U.S. Life Insurance segment decreased $39 million mainly related to a decrease of $52 million in our life insurance business largely from a less unfavorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and from mortality experience in our universal life insurance products, partially offset by higher lapses in our term life insurance products in 2014. Our long-term care insurance business increased $5 million largely related to the write-off of $6 million of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014. Our fixed annuities business increased $8 million largely from growth of our fixed indexed annuities account values in 2014.

•	Corporate and Other activities decreased $4 million mainly related to higher software allocations to our operating segments in 2014.

Goodwill impairment. Charges for impairment of goodwill are as a result of declines in the fair value of the reporting units. The goodwill impairment charges in 2014 were $354 million in our long-term care insurance business and $495 million in our life insurance business.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our U.S. Life Insurance segment decreased $10 million driven by our life insurance business principally from lower fees related to refinancing the funding of a portion of our life insurance reserves.

•	Corporate and Other activities decreased $4 million mainly driven by the repayment of $485 million of senior notes in June 2014 and the repurchase of $350 million of senior notes in August 2013, partially offset by debt issuances in August and December of 2013.

•	Our International Protection segment increased $4 million as a result of reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in 2014, partially offset by an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting.

Provision (benefit) for income taxes. The effective tax rate decreased to 17.9% for the year ended December 31, 2014 from 30.9% for the year ended December 31, 2013. The decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in 2014 and a charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business, partially offset by a net $108 million benefit in the fourth quarter of 2014 in our lifestyle protection insurance business primarily from an internal debt restructuring related to the planned sale of that business. The year ended December 31, 2014 included a decrease of $15 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase primarily related to the

IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $56 million in 2014. The year ended December 31, 2014 included a decrease of $12 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had a net loss available to Genworth Financial, Inc.’s common stockholders in 2014 compared to net income available to Genworth Financial, Inc.’s common stockholders in 2013 largely driven by losses in our U.S. Life Insurance segment. We increased reserves in our long-term care insurance business by $478 million as a result of our loss recognition testing completed in the fourth quarter of 2014 and by $345 million related to the completion of a review of our claim reserves in the third quarter of 2014. In the fourth quarter of 2014, we recorded a $44 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $28 million favorable refinement of assumptions for claim termination rates. In our long-term care insurance business, we also recorded a $35 million unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option in the third quarter of 2014. We also recorded goodwill impairments of $791 million in our U.S. Life Insurance segment in 2014. As we consider potential business portfolio changes, we recognized a charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business. There was also a decrease of $56 million attributable to the IPO of 33.8% of our Australian mortgage insurance business in 2014. The decrease in 2014 was also attributable to an aggregate increase in our claim reserves in our U.S. mortgage insurance business of $34 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities and a correction of $32 million in our life insurance business related to reserves on a reinsurance transaction. These decreases were partially offset by a net $108 million of tax benefits in the fourth quarter of 2014 in our lifestyle protection insurance business primarily from an internal debt restructuring related to the planned sale of that business and $102 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in 2014. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in the net loss available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2014 was a decrease of $34 million, net of taxes, attributable to changes in foreign exchange rates.

2013 compared to 2012

Premiums

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

Net investment income

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

•	We recorded $25 million of net other-than-temporary impairments in 2013 as compared to $106 million in 2012. Of total impairments in 2013 and 2012, $15 million and $80 million, respectively, related to structured securities, including $6 million and $50 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $6 million in 2013. Impairments related to corporate securities were $20 million in 2012 predominantly attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

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

•	Net losses related to the sale of available-for-sale securities were $8 million in 2013 compared to net gains of $29 million in 2012. During 2013, we recorded $23 million of losses related to trading securities compared to $21 million of gains in 2012 due to higher unrealized losses offsetting gains on sales of securities. We recorded $12 million of lower net gains related to securitization entities during 2013 compared to 2012 primarily due to losses on trading securities in 2013 compared to gains in 2012. In 2013, we recorded $4 million of net losses related to limited partnerships. We also recorded $6 million of contingent consideration adjustments in 2012.

Insurance and investment product fees and other

•	Our U.S. Life Insurance segment decreased $120 million mainly driven by our life insurance business related predominantly to $124 million of gains on the repurchase of notes secured by our non-recourse funding obligations in 2012 that did not recur and from a decrease in our universal life insurance in-force block. These decreases were partially offset by an $8 million favorable unlocking in our universal life insurance products related to interest assumptions in 2013 and an unfavorable valuation adjustment in 2012 that did not recur.

•	Corporate and Other activities decreased $76 million primarily attributable to lower income related to our reverse mortgage business, which was sold on April 1, 2013.

•	Our U.S. Mortgage Insurance segment decreased $21 million principally from a gain related to the termination of an external reinsurance arrangement in 2012.

•	Our Runoff segment increased $9 million mainly attributable to the recapture of a reinsurance agreement related to our corporate-owned life insurance products in 2013, partially offset by lower average account values from outflows of our variable annuity products in 2013.

Benefits and other changes in policy reserves

•	Our U.S. Mortgage Insurance segment decreased $313 million primarily driven by a decline in new delinquencies and improvements in net cures and aging on existing delinquencies in 2013. Overall delinquencies continued to decline from factors such as increased cure rates resulting from improvements in the overall housing market, fewer new delinquencies and ongoing loss mitigation efforts. Reserves for prior year delinquencies benefited $63 million during 2013 from improvements in net cures and aging.

•	Our International Mortgage Insurance segment decreased $199 million, including a decrease of $7 million attributable to changes in foreign exchange rates. Australia decreased $140 million primarily driven by a reserve strengthening of $82 million in the first quarter of 2012 that did not recur and lower new delinquencies in 2013. In 2013, paid claims also decreased as a result of a decrease in both the number of claims and the average claim payment. In Canada, losses decreased $54 million mainly driven by lower new delinquencies, net of cures, and lower paid claims due to a shift in regional mix, with fewer claims from Alberta where the severity on paid claims has been higher than other regions. Higher benefits from loss mitigation activities also contributed to the decrease in losses in 2013. Other Countries decreased $5 million primarily from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in 2013.

•	Our Runoff segment decreased $5 million predominantly from lower GMDB reserves in our variable annuity products due to favorable equity market performance in 2013.

•	Our U.S. Life Insurance segment increased $25 million primarily attributable to an increase of $77 million in our long-term care insurance business primarily from the aging and growth of our in-force block, partially offset by reduced benefits of $76 million from in-force rate actions. Additionally, benefits and changes in reserves in 2013 included $22 million of favorable reserve and other adjustments primarily related to the continuation of a multi-stage system conversion, a $17 million favorable adjustment for the refinement of the methodology for calculating incurred but not reported reserves to more fully reflect product-specific incidence rates and a $24 million unfavorable correction that increased reserves to reflect a benefit for policyholders related to an accumulated benefit option, totaling a net favorable adjustment of $15 million. In 2012, benefits and changes in reserves included $60 million of favorable reserve adjustments primarily related to the continuation of a multi-stage system conversion and an $8 million unfavorable adjustment related to a change in interest rate assumptions on claim reserves. Our life insurance business increased $22 million principally related to higher ceded reinsurance as we initially ceded $209 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction in 2012. This increase was partially offset by a $70 million favorable unlocking in our term universal and universal life insurance products related to mortality and interest assumptions in 2013 compared to a $31 million unfavorable unlocking related to interest assumptions in 2012. The increase was also partially offset by a $28 million favorable reserve correction in our term universal life insurance product, a $7 million favorable adjustment related to a refinement of the incurred but not reported reserve calculation in 2013 and mortality which was favorable to pricing and to the prior year. Our fixed annuities business decreased $74 million largely attributable to lower sales of our life-contingent products and favorable mortality in 2013 compared to 2012.

•	Our International Protection segment increased $9 million, including an increase of $4 million attributable to changes in foreign exchange rates, primarily driven by lower favorable claim reserve adjustments, partially offset by lower paid claims from a decrease in new claim registrations in 2013.

Interest credited

•	Our U.S. Life Insurance segment decreased $24 million mainly related to a decrease in our fixed annuities business primarily from lower crediting rates in a low interest rate environment in 2013.

•	Our Runoff segment decreased $13 million largely related to our institutional products as a result of lower interest paid on our floating rate policyholder liabilities due to a decrease in outstanding liabilities of $1.3 billion in 2013, partially offset by our corporate-owned life insurance products primarily from higher account values in 2013.

Acquisition and operating expenses, net of deferrals

•	Our International Mortgage Insurance segment increased $186 million, including a decrease of $8 million attributable to changes in foreign exchange rates. Canada increased $173 million mainly related to a favorable adjustment of $186 million from the reversal of the accrued liability for exit fees related to the modification of the Government Guarantee Agreement in the fourth quarter of 2012 that did not recur and higher stock-based compensation expense in 2013. Australia increased $11 million primarily from higher operating expenses, including a $6 million charge related to a customer contract in the fourth quarter of 2013, and higher employee compensation and benefit expenses in 2013. Other Countries increased $2 million primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in 2013.

•	Corporate and Other activities decreased $55 million primarily attributable to a decrease of $87 million as a result of the sale of our reverse mortgage business on April 1, 2013. This decrease was partially offset by a $30 million make-whole payment related to the debt redemption in 2013.

•	Our International Protection segment decreased $50 million, including an increase of $9 million attributable to changes in foreign exchange rates, largely from lower profit commissions, lower paid commissions related to a decline in new business and lower operating expenses as a result of an ongoing cost-saving initiative. The decrease was also attributable to $3 million of reduced benefit costs driven by the closure of the U.K. pension plan in 2013. These decreases were partially offset by a restructuring charge of $3 million in 2013.

•	Our U.S. Life Insurance segment decreased $19 million from a decrease of $14 million in our long-term care insurance business predominantly from lower production, partially offset by a $7 million restructuring charge in 2013. Our life insurance business decreased $11 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering these products in the fourth quarter of 2012 and a restructuring charge of $3 million in 2013. Our fixed annuities business increased $6 million largely related to guarantee funds from an accrual of $4 million in 2013 compared to a favorable adjustment of $4 million in 2012 and from a restructuring charge in 2013.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment decreased $93 million. Our life insurance business decreased $101 million primarily from the initial write-off of $142 million of DAC associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the first quarter of 2012 that did not recur. The decrease was also attributable to higher amortization of DAC of $39 million reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012 that did not recur. These decreases were partially offset by a $60 million unfavorable unlocking related to mortality and interest assumptions in our term universal and universal life insurance products in 2013 compared to a $19 million favorable unlocking related to interest assumptions in 2012. Our fixed annuities business decreased $17 million primarily related to higher net investment losses largely driven by lower derivative gains in 2013. Our long-term care insurance business increased $25 million largely from growth of our in-force block, higher amortization of $4 million from an unfavorable adjustment primarily related to the continuation of a multi-stage system conversion and the write-off of computer software included in a restructuring charge in 2013.

•	Our Runoff segment decreased $45 million related to our variable annuity products largely from favorable equity market performance in 2013 and $3 million less of unfavorable unlockings in 2013. These decreases were partially offset by higher net investment gains on embedded derivatives associated with our variable annuity products with GMWBs in 2013.

•	Our International Protection segment decreased $7 million, including an increase of $2 million attributable to changes in foreign exchange rates, mainly as a result of lower premium volume in 2013.

•	Corporate and Other activities decreased $5 million primarily attributable to lower software amortization in 2013.

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

Reconciliation of net income (loss) to net operating income (loss)

We had a net operating loss of $381 million for the year ended December 31, 2014 compared to net operating income of $616 million and $403 million, respectively, for the years ended December 31, 2013 and 2012. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt and gains (losses) on insurance block transactions are also excluded from net operating income (loss) because in our opinion, they are not indicative of overall operating trends. Other non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

In the fourth quarter of 2014, we recorded goodwill impairments of $129 million, net of taxes, in our long-term care insurance business and $145 million, net of taxes, in our life insurance business. In the third quarter of 2014, we recorded goodwill impairments of $167 million, net of taxes, in our long-term care insurance business and $350 million, net of taxes, in our life insurance business. We recorded a goodwill impairment of $86 million, net of taxes, related to our lifestyle protection insurance business in the third quarter of 2012.

The following transactions were excluded from net operating income (loss) for the periods presented as they related to the loss on the early extinguishment of debt. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. In the third quarter of 2013, we paid a make-whole expense of approximately $20 million, net of taxes, related to the early redemption of Genworth Holdings’ 4.95% senior notes that were scheduled to mature in 2015 (the “2015 Notes”). In the fourth quarter of 2012, we repurchased principal of approximately $100 million of Genworth Holdings’ notes that mature in June 2014 for a loss of $4 million, net of taxes. In the fourth quarter of 2012, we also repurchased $20 million of non-recourse funding obligations resulting in a gain of approximately $3 million, net of taxes.

In the third quarter of 2012, we completed a life block transaction resulting in a loss of $6 million, net of taxes. In January 2012, we also completed a life block transaction resulting in a loss of approximately $41 million, net of taxes.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than the following items. There was a $66 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. Although no decisions have been made, we recognized a tax charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business. In addition, in the fourth quarter of 2014, we recognized a net $108 million of tax benefit in our lifestyle protection insurance business primarily from an internal debt restructuring related to the planned sale of that business. Also, in the second quarter of 2013, we recorded a $13 million, net of taxes, expense related to restructuring costs.

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

Adjustments to reconcile net income (loss) attributable to Genworth Financial, Inc.’s common stockholders and net operating income (loss) assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income (loss) to net operating income (loss) for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Net income (loss)	$(1,048)	$714	$525
Less: net income attributable to noncontrolling interests	196	154	200

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(1,244)	560	325
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	4	11	1
Goodwill impairment, net	791	—	86
(Gains) losses on early extinguishment of debt, net	2	20	1
(Gains) losses from life block transactions, net	—	—	47
Tax impact from potential business portfolio changes	66	—	—
Expenses related to restructuring, net	—	13	—
(Income) loss from discontinued operations, net	—	12	(57)

Net operating income (loss)	$(381)	$616	$403

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2014	2013	2012
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(2.51)	$1.16	$0.55

Diluted	$(2.51)	$1.15	$0.54

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(2.51)	$1.13	$0.66

Diluted	$(2.51)	$1.12	$0.66

Net operating income (loss) per common share:
Basic	$(0.77)	$1.25	$0.82

Diluted	$(0.77)	$1.24	$0.82

Weighted-average common shares outstanding:
Basic	496.4	493.6	491.6

Diluted (1)	496.4	498.7	494.4

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss for the year ended December 31, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the year ended December 31, 2014, as the inclusion of shares for stock options, RSUs and SARs of 5.6 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss for the year ended December 31, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million.

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

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

U.S. Life Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance Division. See below for a discussion by segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013			2013 vs. 2012
Net operating income (loss):
U.S. Life Insurance segment:
Long-term care insurance	$(815)	$129	$101	$(944)	NM	(1)	$28	28%
Life insurance	74	173	151	(99)	(57)%		22	15%
Fixed annuities	100	92	82	8	9%		10	12%

Total U.S. Life Insurance segment	(641)	394	334	(1,035)	NM	(1)	60	18%

Total net operating income (loss)	(641)	394	334	(1,035)	NM	(1)	60	18%
Adjustments to net operating income (loss):
Net investment gains (losses), net	27	(1)	(16)	28	NM	(1)	15	94%
Goodwill impairment, net	(791)	—	—	(791)	NM	(1)	—	—%
Gains (losses) on early extinguishment of debt, net	—	—	3	—	—%		(3)	(100)%
Gains (losses) from life block transactions, net	—	—	(47)	—	—%		47	100%
Expenses related to restructuring, net	—	(9)	—	9	100%		(9)	NM (1)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,405)	$384	$274	$(1,789)	NM	(1)	$110	40%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Premiums	$3,169	$2,957	$2,789	$212	7%	$168	6%
Net investment income	2,665	2,621	2,594	44	2%	27	1%
Net investment gains (losses)	41	(3)	(8)	44	NM (1)	5	63%
Insurance and investment product fees and other	712	755	875	(43)	(6)%	(120)	(14)%

Total revenues	6,587	6,330	6,250	257	4%	80	1%

Benefits and expenses:
Benefits and other changes in policy reserves	5,820	3,975	3,950	1,845	46%	25	1%
Interest credited	618	619	643	(1)	—%	(24)	(4)%
Acquisition and operating expenses, net of deferrals	658	658	677	—	—%	(19)	(3)%
Amortization of deferred acquisition costs and intangibles	345	384	477	(39)	(10)%	(93)	(19)%
Goodwill impairment	849	—	—	849	NM (1)	—	—%
Interest expense	87	97	86	(10)	(10)%	11	13%

Total benefits and expenses	8,377	5,733	5,833	2,644	46%	(100)	(2)%

Income (loss) from continuing operations before income taxes	(1,790)	597	417	(2,387)	NM (1)	180	43%
Provision (benefit) for income taxes	(385)	213	143	(598)	NM (1)	70	49%

Income (loss) from continuing operations	(1,405)	384	274	(1,789)	NM (1)	110	40%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net	(27)	1	16	(28)	NM (1)	(15)	(94)%
Goodwill impairment, net	791	—	—	791	NM (1)	—	—%
(Gains) losses on early extinguishment of debt, net	—	—	(3)	—	—%	3	100%
(Gains) losses from life block transactions, net	—	—	47	—	—%	(47)	(100)%
Expenses related to restructuring, net	—	9	—	(9)	(100)%	9	NM (1)

Net operating income (loss)	$(641)	$394	$334	$(1,035)	NM (1)	$60	18%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013			2013 vs. 2012
Net operating income (loss):
Long-term care insurance	$(815)	$129	$101	$(944)	NM	(1)	$28	28%
Life insurance	74	173	151	(99)	(57)%		22	15%
Fixed annuities	100	92	82	8	9%		10	12%

Total net operating income (loss)	$(641)	$394	$334	$(1,035)	NM	(1)	$60	18%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

Net operating income (loss)

•	Our long-term care insurance business had a net operating loss of $815 million in 2014 compared to net operating income of $129 million in 2013. In the fourth quarter of 2014, we completed our annual loss recognition testing which resulted in an increase of $478 million of reserves and amortization of PVFP driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. In the third quarter of 2014, we completed a comprehensive review of our claim reserves, which increased claim reserves by $345 million. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $35 million unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we also recorded a $44 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $28 million favorable refinement of assumptions for claim termination rates. These increases were partially offset by $102 million of increased premiums and reduced benefits from in-force rate actions in 2014.

•	Our life insurance business decreased $99 million principally due to higher mortality experience, an unfavorable reserve correction of $32 million in our term life insurance products related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 compared to an $18 million favorable reserve correction in our term universal life insurance product in 2013. The decrease was also attributable to lower investment income driven largely by unfavorable prepayment speed adjustments on structured securities in 2014 compared to favorable adjustments in 2013. These decreases were partially offset by slower reserve growth in our term universal life insurance reserves and a $12 million unfavorable tax valuation allowance in 2013 that did not recur.

•	Our fixed annuities business increased $8 million primarily related to higher customer account values and lower operating expenses, partially offset by unfavorable mortality in 2014.

Revenues

Premiums

•	Our long-term care insurance business increased $127 million largely from $90 million of increased premiums from in-force rate actions, growth of our in-force block from new sales in 2014 and unfavorable adjustments of $14 million in 2013 that did not recur.

•	Our life insurance business increased $38 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement and higher sales in 2014.

•	Our fixed annuities business increased $47 million principally driven by higher sales of our life-contingent products in 2014.

Net investment income

•	Our long-term care insurance business increased $64 million largely related to higher average invested assets due to growth of our in-force block and a favorable correction of $8 million to investment amortization for preferred stock in 2014. These increases were partially offset by unfavorable prepayment speed adjustments of $5 million on structured securities in 2014 compared to favorable prepayment speed adjustments of $9 million in 2013.

•	Our life insurance business decreased $20 million largely from unfavorable prepayment speed adjustments of $6 million on structured securities in 2014 compared to favorable prepayment speed adjustments of $7 million in 2013 and lower gains of $8 million from limited partnerships.

•	Our fixed annuities business was flat as higher bond calls and mortgage loan prepayments of $7 million and higher gains of $2 million from limited partnerships were offset by unfavorable prepayment speed adjustments of $2 million on structured securities in 2014 compared to favorable prepayment speed adjustments of $6 million in 2013.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Our long-term care insurance business had $8 million of net investment gains in 2014 primarily from derivative gains. Net investment losses of $11 million in 2013 were mainly from impairments and net losses from the sale of investment securities, partially offset by derivative gains.

•	Net investment gains in our life insurance business increased $21 million largely attributable to higher net gains from the sale of investment securities, a gain on a previously impaired financial hybrid security that was called by the issuer and lower impairments in 2014.

•	Net investment losses in our fixed annuities business decreased $4 million predominantly as a result of lower impairments and higher derivative gains, partially offset by higher losses on embedded derivatives related to our fixed indexed annuities and a gain on a call of an investment security in 2013 that did not recur.

Insurance and investment product fees and other. The decrease was primarily attributable to our life insurance business largely related to mortality experience in our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions and a $4 million unfavorable correction in 2014.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $1,606 million. In the fourth quarter of 2014, we completed our annual loss recognition testing which resulted in an increase of $729 million of reserves, net of reinsurance, driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. In the third quarter of 2014, we completed a comprehensive review of our claim reserves, which increased claim reserves by $531 million, net of reinsurance. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we also recorded a $67 million unfavorable correction, net of reinsurance, related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement, net of reinsurance, of assumptions for claim termination rates. The increase was also attributable to $15 million of net favorable adjustments in 2013 that did not recur, aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims. These increases were partially offset by reduced benefits of $75 million from in-force rate actions in 2014.

•	Our life insurance business increased $201 million primarily related to unfavorable mortality in 2014 and an unfavorable correction of $49 million in our term life insurance products related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 compared to a $28 million favorable reserve correction in our term universal life insurance product in 2013. The increase was also attributable to a less favorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and the recapture of a reinsurance agreement related to our term life insurance products in 2014. These increases were partially offset by slower reserve growth related to our term universal life insurance reserves and higher lapses of our older term life insurance products in 2014.

•	Our fixed annuities business increased $38 million predominantly attributable to higher sales of our life-contingent products and unfavorable mortality, partially offset by lower interest credited on reserves in 2014.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $14 million primarily from growth of our in-force block and higher marketing costs, partially offset by a $7 million restructuring charge in 2013 that did not recur and lower production in 2014.

•	Our life insurance business decreased $2 million largely from an unfavorable adjustment to reflect lower deferrals on our term universal life insurance product that we no longer offer, mostly offset by a restructuring charge of $3 million in 2013 that did not recur.

•	Our fixed annuities business decreased $12 million predominantly as a result of a favorable adjustment related to guarantee funds in 2014 and a restructuring charge in 2013 that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $5 million largely related to the write-off of $6 million of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014.

•	Our life insurance business decreased $52 million largely from a less unfavorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and from mortality experience in our universal life insurance products, partially offset by higher lapses in our term life insurance products in 2014.

•	Our fixed annuities business increased $8 million largely from growth of our fixed indexed annuities account values in 2014.

Goodwill impairment. See “Critical Accounting Estimates” for additional information.

•	We recorded goodwill impairments of $354 million in our long-term care insurance business in 2014.

•	We recorded goodwill impairments of $495 million in our life insurance business in 2014.

Interest expense. Interest expense decreased driven by our life insurance business principally from lower fees related to refinancing the funding of a portion of our life insurance reserves.

Provision (benefit) for income taxes. The effective tax rate decreased to 21.5% for the year ended December 31, 2014 from 35.7% for the year ended December 31, 2013. The decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in 2014 and a valuation allowance on a deferred tax asset on a specific separate tax return net operating loss that was no longer expected to be realized in 2013.

2013 compared to 2012

Net operating income

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

Insurance and investment product fees and other. The decrease was principally attributable to our life insurance business related predominantly to $124 million of gains on the repurchase of notes secured by our non-recourse funding obligations in 2012 that did not recur and from a decrease in our universal life insurance in-force block. These decreases were partially offset by an $8 million favorable unlocking in our universal life insurance products related to interest assumptions in 2013 and an unfavorable valuation adjustment in 2012 that did not recur.

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

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $14 million predominantly from lower production, partially offset by a $7 million restructuring charge in 2013.

•	Our life insurance business decreased $11 million largely from lower expenses in our term universal life insurance product that we no longer offer, partially offset by higher expenses in our term life insurance products as we began offering these products in the fourth quarter of 2012 and a restructuring charge of $3 million in 2013.

•	Our fixed annuities business increased $6 million largely related to guarantee funds from an accrual of $4 million in 2013 compared to a favorable adjustment of $4 million in 2012 and from a restructuring charge in 2013.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business increased $25 million largely from growth of our in-force block, higher amortization of $4 million from an unfavorable adjustment primarily related to the continuation of a multi-stage system conversion and the write-off of computer software included in a restructuring charge in 2013.

•	Our life insurance business decreased $101 million primarily from the initial write-off of $142 million of DAC associated with certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the first quarter of 2012 that did not recur. The decrease was also attributable to higher amortization of DAC of $39 million reflecting loss recognition on certain term life insurance policies under a reinsurance treaty as part of a life block transaction in the third quarter of 2012 that did not recur. These decreases were partially offset by a $60 million unfavorable unlocking related to mortality and interest assumptions in our term universal and universal life insurance products in 2013 compared to a $19 million favorable unlocking related to interest assumptions in 2012.

•	Our fixed annuities business decreased $17 million primarily related to lower amortization of DAC attributable to higher net investment losses largely driven by lower derivative gains in 2013.

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

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net earned premiums:
Individual long-term care insurance	$2,234	$2,115	$2,069	$119	6%	$46	2%
Group long-term care insurance	102	94	74	8	9%	20	27%

Total	$2,336	$2,209	$2,143	$127	6%	$66	3%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$90	$134	$221	$(44)	(33)%	$(87)	(39)%
Group long-term care insurance	10	15	20	(5)	(33)%	(5)	(25)%

Total	$100	$149	$241	$(49)	(33)%	$(92)	(38)%

Loss ratio	129%	66%	68%	63%		(2)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2014 compared to 2013

Net earned premiums increased primarily from in-force rate actions of $90 million, growth of our in-force block from new sales in 2014 and net unfavorable adjustments of $14 million in 2013 that did not recur.

Annualized first-year premiums and deposits decreased principally from the impact of the overall long-term care insurance industry, which has experienced decreased sales in 2014 largely the result of companies leaving the market, the introduction of higher prices, product changes and consumer concerns tied to industry rate actions. The decrease was also attributable to higher pricing on the new product introduced in 2014 and certain distributor suspensions driven by rating agency actions in the fourth quarter of 2014.

The loss ratio increased largely as a result of our annual loss recognition testing completed in the fourth quarter of 2014 which resulted in an increase of $729 million in reserves, net of reinsurance, driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. In the third quarter of 2014, we completed a comprehensive review of our claim reserves, which increased claim reserves by $531 million, net of reinsurance. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we also recorded a $67 million unfavorable correction, net of reinsurance, related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement, net of reinsurance, of assumptions for claim termination rates. The increase was also attributable to aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims. These increases were partially offset by $165 million of increased premiums and reduced benefits from in-force rate actions in 2014.

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

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Term and whole life insurance
Net earned premiums	$722	$684	$542	$38	6%	$142	26%
Sales	51	22	1	29	132%	21	NM (1)
Life insurance in-force, net of reinsurance	353,631	336,015	340,394	17,616	5%	(4,379)	(1)%
Life insurance in-force before reinsurance	522,761	523,694	539,317	(933)	—%	(15,623)	(3)%
Term universal life insurance
Net deposits	$269	$280	$280	$(11)	(4)%	$—	—%
Sales	—	1	93	(1)	(100)%	(92)	(99)%
Life insurance in-force, net of reinsurance	128,289	132,293	137,359	(4,004)	(3)%	(5,066)	(4)%
Life insurance in-force before reinsurance	129,296	133,348	138,436	(4,052)	(3)%	(5,088)	(4)%
Universal life insurance
Net deposits	$561	$528	$686	$33	6%	$(158)	(23)%
Sales:
Universal life insurance	31	24	67	7	29%	(43)	(64)%
Linked-benefits	16	10	12	6	60%	(2)	(17)%
Life insurance in-force, net of reinsurance	41,959	43,150	44,129	(1,191)	(3)%	(979)	(2)%
Life insurance in-force before reinsurance	48,570	49,790	50,954	(1,220)	(2)%	(1,164)	(2)%
Total life insurance
Net earned premiums and deposits	$1,552	$1,492	$1,508	$60	4%	$(16)	(1)%
Sales:
Term life insurance	51	22	1	29	132%	21	NM (1)
Term universal life insurance	—	1	93	(1)	(100)%	(92)	(99)%
Universal life insurance	31	24	67	7	29%	(43)	(64)%
Linked-benefits	16	10	12	6	60%	(2)	(17)%
Life insurance in-force, net of reinsurance	523,879	511,458	521,882	12,421	2%	(10,424)	(2)%
Life insurance in-force before reinsurance	700,627	706,832	728,707	(6,205)	(1)%	(21,875)	(3)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

Term and whole life insurance

Net earned premiums increased primarily due to the recapture of a reinsurance agreement related to our term life insurance products in 2014. Sales of our term life insurance product have increased in 2014 from growth of reintroduced term life insurance products that we began offering in the fourth quarter of 2012.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits and sales increased during 2014 primarily from higher sales of our new indexed universal life insurance product and our linked-benefits product consistent with our focus on reducing term life insurance products with higher capital requirements in favor of a broader portfolio of competitive universal life insurance products. Our life insurance in-force decreased primarily from higher lapses of older issued policies, partially offset by an increase in deposits and sales in 2014.

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

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Single Premium Deferred Annuities
Account value, beginning of period	$11,807	$11,038	$10,831	$769	7%	$207	2%
Deposits	1,699	1,634	1,161	65	4%	473	41%
Surrenders, benefits and product charges	(1,383)	(1,176)	(1,285)	(207)	(18)%	109	8%

Net flows	316	458	(124)	(142)	(31)%	582	NM (1)
Interest credited	314	311	331	3	1%	(20)	(6)%

Account value, end of period	$12,437	$11,807	$11,038	$630	5%	$769	7%

Single Premium Immediate Annuities
Account value, beginning of period	$5,837	$6,442	$6,433	$(605)	(9)%	$9	—%
Premiums and deposits	274	307	370	(33)	(11)%	(63)	(17)%
Surrenders, benefits and product charges	(852)	(898)	(929)	46	5%	31	3%

Net flows	(578)	(591)	(559)	13	2%	(32)	(6)%
Interest credited	266	285	305	(19)	(7)%	(20)	(7)%
Effect of accumulated net unrealized investment gains (losses)	238	(299)	263	537	180%	(562)	NM (1)

Account value, end of period	$5,763	$5,837	$6,442	$(74)	(1)%	$(605)	(9)%

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,093	$1,101	$1,107	$(8)	(1)%	$(6)	(1)%
Surrenders, benefits and product charges	(72)	(66)	(64)	(6)	(9)%	(2)	(3)%

Net flows	(72)	(66)	(64)	(6)	(9)%	(2)	(3)%
Interest credited	57	58	58	(1)	(2)%	—	—%

Account value, net of reinsurance, end of period	$1,078	$1,093	$1,101	$(15)	(1)%	$(8)	(1)%

Total premiums from fixed annuities	$111	$64	$104	$47	73%	$(40)	(38)%

Total deposits on fixed annuities	$1,862	$1,877	$1,427	$(15)	(1)%	$450	32%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

Single Premium Deferred Annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders. Sales increased driven by competitive pricing while maintaining targeted returns.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded premiums and deposits, interest credited and net unrealized investment gains. Sales continued to be pressured under current market conditions and from continued low interest rates.

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

Global Mortgage Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division. See below for a discussion by segment.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$170	$170	$234	$—	—%	$(64)	(27)%
Australia	200	228	142	(28)	(12)%	86	61%
Other Countries	(25)	(37)	(34)	12	32%	(3)	(9)%

Total International Mortgage Insurance segment	345	361	342	(16)	(4)%	19	6%

U.S. Mortgage Insurance segment	91	37	(138)	54	146%	175	127%

Total net operating income	436	398	204	38	10%	194	95%
Adjustments to net operating income:
Net investment gains (losses), net	—	12	31	(12)	(100)%	(19)	(61)%
Gains (losses) on early extinguishment of debt, net	(2)	—	—	(2)	NM (1)	—	—%
Tax impact from potential business protfolio changes	(174)	—	—	(174)	NM (1)	—	—%
Expenses related to restructuring, net	—	(1)	—	1	100%	(1)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	260	409	235	(149)	(36)%	174	74%
Add: net income attributable to noncontrolling interests	196	154	200	42	27%	(46)	(23)%

Net income	$456	$563	$435	$(107)	(19)%	$128	29%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Premiums	$950	$996	$1,016	$(46)	(5)%	$(20)	(2)%
Net investment income	303	333	375	(30)	(9)%	(42)	(11)%
Net investment gains (losses)	1	32	16	(31)	(97)%	16	100%
Insurance and investment product fees and other	(14)	—	1	(14)	NM (1)	(1)	(100)%

Total revenues	1,240	1,361	1,408	(121)	(9)%	(47)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	204	317	516	(113)	(36)%	(199)	(39)%
Acquisition and operating expenses, net of deferrals	223	241	55	(18)	(7)%	186	NM (1)
Amortization of deferred acquisition costs and intangibles	59	60	64	(1)	(2)%	(4)	(6)%
Interest expense	31	33	36	(2)	(6)%	(3)	(8)%

Total benefits and expenses	517	651	671	(134)	(21)%	(20)	(3)%

Income from continuing operations before income taxes	723	710	737	13	2%	(27)	(4)%
Provision for income taxes	358	184	188	174	95%	(4)	(2)%

Income from continuing operations	365	526	549	(161)	(31)%	(23)	(4)%
Less: net income attributable to noncontrolling interests	196	154	200	42	27%	(46)	(23)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	169	372	349	(203)	(55)%	23	7%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	—	(12)	(7)	12	100%	(5)	(71)%
(Gains) losses on early extinguishment of debt, net	2	—	—	2	NM (1)	—	—%
Tax impact from potential business portfolio changes	174	—	—	174	NM (1)	—	—%
Expenses related to restructuring, net	—	1	—	(1)	(100)%	1	NM (1)

Net operating income	$345	$361	$342	$(16)	(4)%	$19	6%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net operating income (loss):
Canada	$170	$170	$234	$—	—%	$(64)	(27)%
Australia	200	228	142	(28)	(12)%	86	61%
Other Countries	(25)	(37)	(34)	12	32%	(3)	(9)%

Total net operating income	$345	$361	$342	$(16)	(4)%	$19	6%

2014 compared to 2013

Net operating income

•	Our Canadian mortgage insurance business was flat as lower losses and taxes were offset by a decrease of $13 million attributable to changes in foreign exchange rates and lower premiums in 2014.

•	Our Australian mortgage insurance business decreased $28 million primarily from the IPO of the business in May 2014 which reduced our ownership percentage to 66.2%, resulting in lower net operating income of $55 million, higher taxes and a decrease of $19 million attributable to changes in foreign exchange rates in 2014. These decreases were partially offset by lower losses and higher premiums in 2014.

•	Other Countries’ net operating loss decreased $12 million primarily from lower losses, partially offset by lower premiums and a decrease of $1 million attributable to changes in foreign exchange rates in 2014.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $45 million primarily driven by a decrease of $37 million attributable to changes in foreign exchange rates and the smaller in-force blocks of business.

•	Our Australian mortgage insurance business increased $8 million primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period. The increase was also attributable to higher premiums resulting from higher policy cancellations and new insurance written, partially offset by a decrease of $31 million attributable to changes in foreign exchange rates and higher ceded reinsurance premiums in 2014.

•	Other Countries decreased $9 million primarily as a result of lower premiums attributable to lender settlements in 2013 and higher ceded reinsurance premiums in 2014.

Net investment income. Net investment income decreased $30 million, including a decrease of $23 million attributable to changes in foreign exchange rates. The decrease was also primarily due to lower reinvestment yields in Canada and Australia during 2014.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” The decrease was primarily related to our Canadian mortgage insurance business driven by lower net investment gains related to sales of securities in 2014 and derivative losses largely from hedging non-functional currency transactions.

Insurance and investment product fees and other. The decrease was primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans related to our Australian mortgage insurance business in 2014.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $37 million primarily from lower new delinquencies as a result of improved performance of our smaller in-force blocks of business and a stable economic environment. The year ended December 31, 2014 also included a decrease of $7 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business decreased $56 million primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in 2014. Paid claims were also lower as a result of a decrease in both the number of claims and the average claim payment. The year ended December 31, 2014 also included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Other Countries decreased $20 million primarily from lender settlements in 2013 and a lower number of new delinquencies, net of cures, in 2014.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $3 million mainly driven by a decrease of $5 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015, partially offset by lower stock-based compensation expense in 2014.

•	Our Australian mortgage insurance business decreased $13 million primarily from a decrease of $7 million attributable to changes in foreign exchange rates and lower operating expenses related to contract fees in 2014.

•	Other Countries decreased $2 million primarily from lower operating expenses in 2014 and a $1 million restructuring charge in 2013 that did not recur, partially offset by an increase of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 49.5% for the year ended December 31, 2014 from 25.9% for the year ended December 31, 2013. The increase in the effective tax rate was primarily attributable to a charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business. The year ended December 31, 2014 included a decrease of $15 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $56 million in 2014.

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

•	Other Countries decreased $5 million, including an increase of $1 million attributable to changes in foreign exchange rates, primarily from lower new delinquencies, net of cures, particularly in Ireland, and benefits from ongoing loss mitigation activities in 2013.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business increased $173 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily from a favorable adjustment of $186 million from the reversal of the accrued liability for exit fees related to the modification of the Government Guarantee Agreement in the fourth quarter of 2012 that did not recur and higher stock-based compensation expense in 2013.

•	Our Australian mortgage insurance business increased $11 million, including a decrease of $6 million attributable to changes in foreign exchange rates, primarily from higher operating expenses including a $6 million charge related to a customer contract in the fourth quarter of 2013 and higher employee compensation and benefit expenses in 2013.

•	Other Countries increased $2 million primarily from higher employee compensation and benefit expenses, including a $1 million restructuring charge in 2013.

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

International Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Primary insurance in-force:
Canada	$306,600	$298,000	$303,400	$8,600	3%	$(5,400)	(2)%
Australia	256,000	267,900	295,600	(11,900)	(4)%	(27,700)	(9)%
Other Countries	21,900	26,300	32,200	(4,400)	(17)%	(5,900)	(18)%

Total	$584,500	$592,200	$631,200	$(7,700)	(1)%	$(39,000)	(6)%

Risk in-force:
Canada	$107,300	$104,300	$106,200	$3,000	3%	$(1,900)	(2)%
Australia	89,600	93,800	103,500	(4,200)	(4)%	(9,700)	(9)%
Other Countries (1), (2)	2,500	3,600	4,300	(1,100)	(31)%	(700)	(16)%

Total	$199,400	$201,700	$214,000	$(2,300)	(1)%	$(12,300)	(6)%

New insurance written:
Canada	$38,500	$34,100	$41,100	$4,400	13%	$(7,000)	(17)%
Australia	32,900	34,600	34,900	(1,700)	(5)%	(300)	(1)%
Other Countries	1,800	2,400	1,700	(600)	(25)%	700	41%

Total	$73,200	$71,100	$77,700	$2,100	3%	$(6,600)	(8)%

Net premiums written:
Canada	$583	$499	$548	$84	17%	$(49)	(9)%
Australia	509	519	493	(10)	(2)%	26	5%
Other Countries	19	24	20	(5)	(21)%	4	20%

Total	$1,111	$1,042	$1,061	$69	7%	$(19)	(2)%

(1)	As of December 31, 2014, 2013 and 2012, risk in-force excluded $296 million, $316 million and $213 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.
(2)	Beginning in the fourth quarter of 2014, risk in-force reflects a maximum risk exposure of approximately $60 million with one lender in Ireland as a result of a settlement completed during the fourth quarter of 2014.

2014 compared to 2013

Primary insurance in-force and risk in-force

Our businesses in Australia and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia and Canada. For the years ended December 31, 2014 and 2013, this factor was 35%.

In Canada, primary insurance in-force and risk in-force increased primarily as a result of bulk transactions and flow new insurance written during 2014, partially offset by decreases of $28.6 billion and $10.0 billion, respectively, attributable to changes in foreign exchange rates.

In Australia, primary insurance in-force and risk in-force decreased $24.2 billion and $8.5 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written during 2014.

In Other Countries, primary insurance in-force and risk in-force decreased mainly attributable to a lender settlement in Ireland in the fourth quarter of 2014, which reduced risk in-force by $600 million and decreases of $2.9 billion and $0.3 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written in Canada increased primarily as a result of bulk activity and higher flow new insurance written. The increase in flow new insurance written was driven by a larger mortgage originations market in 2014 and increased market penetration. The year ended December 31, 2014 included a decrease of $2,500 million attributable to changes in foreign exchange rates in Canada.

New insurance written in Australia decreased driven by a change of $2,500 million in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written increased mainly attributable to improved housing market activity as interest rates remained low in 2014.

New insurance written in Other Countries decreased primary as a result of a bulk transaction in 2013 that did not recur.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2014, our unearned premium reserves were $2,723 million, including a decrease of $200 million attributable to changes in foreign exchange rates, compared to $2,815 million as of December 31, 2013. Excluding the effects of foreign exchange, unearned premium reserves were slightly higher as a result of premiums from new business volume.

In Canada, net premiums written increased primarily from higher flow volume attributable to a larger mortgage originations market, bulk activity in 2014 and increased market penetration. In addition, the price increase on high loan-to-value premiums effective May 1, 2014 resulted in higher net premiums written. The year ended December 31, 2014 included a decrease of $39 million attributable to changes in foreign exchange rates in Canada.

In Australia, net premiums written decreased driven by a change of $40 million in foreign exchange rates. Excluding the effects of foreign exchange, net premiums written increased primarily from higher flow average price and volume, partially offset by lower loan-to-value mortgage originations and higher ceded reinsurance premiums in 2014.

In Other Countries, net premiums written decreased primarily from higher ceded reinsurance premiums in the current year.

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

In Other Countries, primary insurance in-force and risk in-force included increases of $900 million and $100 million, respectively, attributable to changes in foreign exchange rates. The decrease in Other Countries was mainly attributable to lender settlements in Ireland.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss ratio:
Canada	20%	25%	33%	(5)%	(8)%
Australia	19%	34%	70%	(15)%	(36)%
Other Countries	83%	115%	122%	(32)%	(7)%
Total	21%	32%	51%	(11)%	(19)%
Expense ratio:
Canada	22%	26%	(7)%	(4)%	33%
Australia	23%	25%	25%	(2)%	—%
Other Countries	186%	158%	185%	28%	(27)%
Total	25%	29%	11%	(4)%	18%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our international mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2014 compared to 2013

Loss ratio

The loss ratio in Canada decreased primarily from lower new delinquencies as a result of improved performance of our smaller in-force blocks of business and a stable economic environment. Partially offsetting this decrease was lower premiums primarily driven by the smaller in-force blocks of business.

The loss ratio in Australia decreased primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in 2014. Paid claims were also lower as a result of a decrease in both the number of claims and the average claim payment.

In Other Countries, the loss ratio decreased primarily from lender settlements in 2013 and a lower number of new delinquencies, net of cures. These decreases were partially offset by lower premiums driven by lender settlements in 2013 and higher ceded reinsurance premiums in 2014.

Expense ratio

In Canada, the expense ratio decreased as higher net premiums written more than offset the impact of higher operating expenses from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015, partially offset by lower stock-based compensation expense in 2014. The early redemption payment of $6 million increased the loss ratio by one percentage point in 2014.

The expense ratio in Australia decreased primarily from lower operating expenses related to contract fees in 2014.

In Other Countries, the expense ratio increased primarily from higher ceded reinsurance premiums in 2014, partially offset by lower operating expenses in 2014 and a $1 million restructuring charge in 2013 that did not recur.

2013 compared to 2012

Loss ratio

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

Expense ratio

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

International mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2014	2013	2012
Canada:
95.01% and above	$37,991	$37,366	$36,229
90.01% to 95.00% (1)	24,836	25,589	25,865
80.01% to 90.00% (1)	15,499	16,256	16,685
80.00% and below (1)	28,999	25,085	27,400

Total	$107,325	$104,296	$106,179

Australia:
95.01% and above	$17,143	$17,901	$18,930
90.01% to 95.00%	22,207	22,139	23,348
80.01% to 90.00%	23,482	24,290	26,651
80.00% and below	26,758	29,425	34,520

Total	$89,590	$93,755	$103,449

Other Countries:
95.01% and above	$534	$593	$737
90.01% to 95.00%	1,217	1,770	2,063
80.01% to 90.00%	617	1,047	1,284
80.00% and below	163	228	250

Total	$2,531	$3,638	$4,334

Total:
95.01% and above	$55,668	$55,860	$55,896
90.01% to 95.00%	48,260	49,498	51,276
80.01% to 90.00%	39,598	41,593	44,620
80.00% and below	55,920	54,738	62,170

Total	$199,446	$201,689	$213,962

(1)	As of December 31, 2013 and 2012, lender paid premiums were utilized in the calculation of the loan-to-value ratio for effective bulk risk in-force loans and should have been excluded. Prior period amounts have been updated to reflect the correction to this calculation.

In Canada, risk in-force in the 80.00% and below category increased primarily as a result of bulk activity in 2014. In Australia, overall risk in-force decreased primarily as a result of changes in foreign exchange rates in 2014. Excluding the effects of foreign exchange, risk in-force increased in Australia primarily as a result of flow new insurance written. In Other Countries, overall risk in-force in all loan-to-value categories decreased primarily as a result of a lender settlement in Ireland in the fourth quarter of 2014, partially offset by new business volume. Risk in-force included a decrease of $18.8 billion attributable to changes in foreign exchange rates as of December 31, 2014.

The following table sets forth selected financial information regarding the risk in-force of our international mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2014	2013	2012
Loan type: (1)
Fixed rate mortgage	$4,157	$4,580	$4,487
Adjustable rate mortgage	195,288	197,109	209,475

Total	$199,445	$201,689	$213,962

Mortgage term:
15 years and under	$108,806	$106,039	$108,336
More than 15 years	90,639	95,650	105,626

Total	$199,445	$201,689	$213,962

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or less is categorized as an adjustable rate mortgage.

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

	2014	2013	2012
Canada:
Primary insured loans in-force	1,673,505	1,527,554	1,502,858
Delinquent loans	1,756	1,830	2,153
Percentage of delinquent loans (delinquency rate)	0.10%	0.12%	0.14%

Flow loan in-force	1,255,050	1,187,753	1,126,468
Flow delinquent loans	1,493	1,591	1,924
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.13%	0.17%

Bulk loans in-force	418,455	339,801	376,390
Bulk delinquent loans (1)	263	239	229
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.07%	0.06%

Australia:
Primary insured loans in-force	1,496,616	1,474,181	1,440,719
Delinquent loans	4,953	4,980	5,851
Percentage of delinquent loans (delinquency rate)	0.33%	0.34%	0.41%

Flow loan in-force	1,378,584	1,350,571	1,311,052
Flow delinquent loans	4,714	4,760	5,567
Percentage of flow delinquent loans (delinquency rate)	0.34%	0.35%	0.42%

Bulk loans in-force	118,032	123,610	129,667
Bulk delinquent loans (1)	239	220	284
Percentage of bulk delinquent loans (delinquency rate)	0.20%	0.18%	0.22%

Other Countries:
Primary insured loans in-force	180,781	193,647	199,914
Delinquent loans	7,806	10,049	12,443
Percentage of delinquent loans (delinquency rate)	4.32%	5.19%	6.22%

Flow loan in-force	109,910	113,616	141,589
Flow delinquent loans	4,591	6,442	8,537
Percentage of flow delinquent loans (delinquency rate)	4.18%	5.67%	6.03%

Bulk loans in-force	70,871	80,031	58,325
Bulk delinquent loans (1)	3,215	3,607	3,906
Percentage of bulk delinquent loans (delinquency rate)	4.54%	4.51%	6.70%

Total:
Primary insured loans in-force	3,350,902	3,195,382	3,143,491
Delinquent loans	14,515	16,859	20,447
Percentage of delinquent loans (delinquency rate)	0.43%	0.53%	0.65%

Flow loan in-force	2,743,544	2,651,940	2,579,109
Flow delinquent loans	10,798	12,793	16,028
Percentage of flow delinquent loans (delinquency rate)	0.39%	0.48%	0.62%

Bulk loans in-force	607,358	543,442	564,382
Bulk delinquent loans (1)	3,717	4,066	4,419
Percentage of bulk delinquent loans (delinquency rate)	0.61%	0.75%	0.78%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,690, 4,030 and 4,395 as of December 31, 2014, 2013 and 2012, respectively.

In Canada, flow loans in-force increased from new policies written and bulk loans in-force increased from bulk activity in 2014.

In Australia, flow loans in-force increased as a result of new policies written, partially offset by policy cancellations in 2014.

In Other Countries, flow loans in-force and flow delinquent loans decreased compared to December 31, 2013 mainly attributable to a lender settlement in Ireland in the fourth quarter of 2014, which resulted in a decrease of 2,634 delinquent loans.

U.S. Mortgage Insurance segment

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Premiums	$578	$554	$549	$24	4%	$5	1%
Net investment income	59	60	68	(1)	(2)%	(8)	(12)%
Net investment gains (losses)	—	—	36	—	—%	(36)	(100)%
Insurance and investment product fees and other	2	2	23	—	—%	(21)	(91)%

Total revenues	639	616	676	23	4%	(60)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	357	412	725	(55)	(13)%	(313)	(43)%
Acquisition and operating expenses, net of deferrals	140	144	143	(4)	(3)%	1	1%
Amortization of deferred acquisition costs and intangibles	7	6	5	1	17%	1	20%

Total benefits and expenses	504	562	873	(58)	(10)%	(311)	(36)%

Income (loss) from continuing operations before income taxes	135	54	(197)	81	150%	251	127%
Provision (benefit) for income taxes	44	17	(83)	27	159%	100	120%

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	91	37	(114)	54	146%	151	132%
Adjustment to income (loss) from continuing available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	—	—	(24)	—	—%	24	100%

Net operating income (loss)	$91	$37	$(138)	$54	146%	$175	127%

2014 compared to 2013

Net operating income

Net operating income increased in 2014 mainly attributable to the decline in new delinquencies, lower reserves on new delinquencies and higher premiums in 2014. Results in 2014 also included an aggregate increase in our claim reserves of $34 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities as well as a net reserve strengthening of $11 million.

Revenues

Premiums increased driven by higher average flow insurance in-force and lower ceded reinsurance premiums in 2014.

Benefits and expenses

Benefits and other changes in policy reserves decreased driven by a decline in new delinquencies, as well as lower reserves on new delinquencies in 2014. These decreases were partially offset by an aggregate increase in our claim reserves in 2014 of $53 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts.

Acquisition and operating expenses, net of deferrals, decreased primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in 2013 that did not recur.

Provision for income taxes. The effective tax rate increased to 32.6% for the year ended December 31, 2014 from 31.5% for the year ended December 31, 2013. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits in relation to pre-tax income and changes in the state tax valuation allowance, partially offset by the non-deductibility of the CFPB settlement in 2013, favorable prior year true ups in 2014 and the loss of foreign tax credits.

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

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Primary insurance in-force	$114,400	$109,300	$110,000	$5,100	5%	$(700)	(1)%
Risk in-force	28,700	27,000	26,400	1,700	6%	600	2%
New insurance written	24,400	22,300	16,400	2,100	9%	5,900	36%
Net premiums written	628	567	554	61	11%	13	2%

2014 compared to 2013

Primary insurance in-force and risk in-force

Primary insurance in-force increased as the result of an increase in flow insurance in-force, which increased from $104.8 billion as of December 31, 2013 to $110.8 billion as of December 31, 2014 as a result of new insurance written and higher persistency in 2014. This increase was partially offset by cancellations and lapses in bulk insurance in-force, which decreased from $4.5 billion as of December 31, 2013 to $3.6 billion as of December 31, 2014. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 82% and 81% for the years ended December 31, 2014 and 2013, respectively.

New insurance written

New insurance written increased primarily driven by an increase in our market share, partially offset by a decline in the mortgage insurance originations market. While mortgage interest rates flattened in 2014, there was a shift from refinance originations to purchase originations.

Net premiums written

Net premiums written increased due to higher average flow insurance in-force and lower ceded reinsurance premiums in 2014.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss ratio	62%	74%	132%	(12)%	(58)%
Expense ratio	23%	27%	27%	(4)%	—%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our U.S. mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2014 compared to 2013

The decrease in the loss ratio was primarily attributable to a decline in new delinquencies, as well as lower reserves on new delinquencies in 2014. These decreases were partially offset by an aggregate increase in our claim reserves in 2014 of $53 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts. The decrease in the loss ratio was also related to an increase in net earned premiums from higher average flow insurance in-force and lower ceded reinsurance premiums in 2014. The charges of $53 million increased the loss ratio by nine percentage points in 2014.

The expense ratio decreased primary from higher net premiums written in 2014.

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

The expense ratio was flat as the settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements was offset by lower operating expenses and higher net premiums written in 2013.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2014	2013	2012
Primary risk in-force lender concentration (by original applicant)	$28,514	$26,775	$26,207
Top 10 lenders	12,306	12,603	12,835
Top 20 lenders	14,322	14,447	14,521

Loan-to-value ratio:
95.01% and above	$6,763	$7,377	$7,238
90.01% to 95.00%	12,008	9,966	9,297
80.01% to 90.00%	9,383	9,032	9,242
80.00% and below	360	400	430

Total	$28,514	$26,775	$26,207

Loan grade:
Prime	$27,262	$25,320	$24,527
A minus and sub-prime	1,252	1,455	1,680

Total	$28,514	$26,775	$26,207

Loan type: (1)
Fixed rate mortgage:
Flow	$27,845	$25,996	$25,293
Bulk	388	432	473
Adjustable rate mortgage:
Flow	267	331	423
Bulk	14	16	18

Total	$28,514	$26,775	$26,207

Type of documentation:
Alt-A: (2)
Flow	$392	$475	$593
Bulk	29	30	35
Standard: (3)
Flow	27,720	25,852	25,123
Bulk	373	418	456

Total	$28,514	$26,775	$26,207

Mortgage term:
15 years and under	$1,072	$1,111	$816
More than 15 years	27,442	25,664	25,391

Total	$28,514	$26,775	$26,207

(1)	For loan type in this table, any loan with an interest rate that is fixed for an initial term of five years or more is categorized as a fixed rate mortgage.
(2)	Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected delinquency rate than standard documentation loans.
(3)	Standard also includes loans with reduced or different documentation requirements that meet specifications of GSE approved underwriting systems with historical and expected delinquency rates consistent with our standard portfolio.

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

	2014	2013	2012
Primary insurance:
Insured loans in-force	630,852	624,236	658,527
Delinquent loans	39,786	51,459	69,239
Percentage of delinquent loans (delinquency rate)	6.31%	8.24%	10.51%

Flow loan in-force	599,206	586,546	595,348
Flow delinquent loans	38,177	49,255	66,340
Percentage of flow delinquent loans (delinquency rate)	6.37%	8.40%	11.14%

Bulk loans in-force	31,646	37,690	63,179
Bulk delinquent loans (1)	1,609	2,204	2,899
Percentage of bulk delinquent loans (delinquency rate)	5.08%	5.85%	4.59%

A minus and sub-prime loans in-force	33,529	39,307	46,631
A minus and sub-prime loans delinquent loans	7,851	10,023	12,817
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	23.42%	25.50%	27.49%

Pool insurance:
Insured loans in-force	8,282	11,354	12,949
Delinquent loans	521	628	721
Percentage of delinquent loans (delinquency rate)	6.29%	5.53%	5.57%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 1,109, 1,491 and 1,415 as of December 31, 2014, 2013 and 2012, respectively.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market. We also have seen a further decline in new delinquencies and lower foreclosure starts in 2014.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of December 31:

	2014
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,849	$76	$426	18%
4 - 11 payments	9,368	238	383	62%
12 payments or more	17,960	751	895	84%

Total	38,177	$1,065	$1,704	63%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	2013
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	13,436	$121	$523	23%
4 - 11 payments	11,854	305	486	63%
12 payments or more	23,965	851	1,178	72%

Total	49,255	$1,277	$2,187	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2014	Percent of total reserves as of December 31, 2014 (1)	Delinquency rate as of December 31,
			2014	2013	2012
By Region:
Southeast (2)	20%	28%	7.89%	11.02%	14.69%
South Central (3)	16	8	4.50%	5.85%	7.71%
Northeast (4)	15	27	10.83%	12.30%	13.32%
Pacific (5)	12	10	4.51%	6.47%	9.72%
North Central (6)	12	10	5.35%	7.39%	9.81%
Great Lakes (7)	10	5	4.48%	6.03%	7.78%
New England (8)	6	5	6.34%	7.74%	9.63%
Mid-Atlantic (9)	5	5	6.32%	8.18%	9.87%
Plains (10)	4	2	4.39%	5.46%	6.62%

Total	100%	100%	6.31%	8.24%	10.51%

(1)	Total reserves were $1,180 million as of December 31, 2014.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of December 31, 2014	Percent of total reserves as of December 31, 2014 (1)	Delinquency rate as of December 31,
			2014	2013	2012
By State:
California	7%	4%	3.09%	4.27%	7.25%
Texas	7%	3%	4.55%	5.68%	6.86%
New York	6%	12%	10.88%	11.90%	11.85%
Florida	6%	19%	12.61%	19.50%	26.24%
Illinois	5%	6%	6.76%	9.67%	14.29%
New Jersey	4%	11%	15.15%	16.76%	19.44%
Pennsylvania	4%	4%	7.78%	9.73%	11.23%
Ohio	4%	2%	5.06%	6.69%	8.03%
Georgia	4%	3%	6.39%	8.48%	11.88%
North Carolina	3%	2%	5.59%	7.43%	9.99%

(1)	Total reserves were $1,180 million as of December 31, 2014.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2014:

(Amounts in millions)	Average rate (1)	Percent of total reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2003 and prior	6.31%	7.2%	$3,237	2.8%	$723	2.5%
2004	5.73%	4.9	2,245	2.0	527	1.8
2005	5.68%	12.0	4,616	4.0	1,231	4.3
2006	5.92%	17.6	7,202	6.3	1,833	6.4
2007	5.84%	37.5	17,356	15.2	4,355	15.3
2008	5.37%	18.1	15,297	13.4	3,868	13.6
2009	4.98%	0.7	2,571	2.2	588	2.1
2010	4.69%	0.6	3,384	2.9	805	2.8
2011	4.50%	0.5	4,570	4.0	1,141	4.0
2012	3.79%	0.4	11,315	9.9	2,843	10.0
2013	3.96%	0.4	19,086	16.7	4,726	16.6
2014	4.39%	0.1	23,566	20.6	5,874	20.6

Total portfolio	4.98%	100.0%	$114,445	100.0%	$28,514	100.0%

(1)	Average rate represents average annual mortgage interest rate.
(2)	Total reserves were $1,180 million as of December 31, 2014.

Typically, claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary U.S. mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims were paid during the first two years after loan origination. However, the pattern of claims frequency can be affected by factors such as deteriorating economic conditions that can result in increasing claims which was the case with our 2005 through 2008 books, but we expect the pattern of claims frequency for our newer books in and after 2009 to return to that of a more traditional claim trend level. Primary insurance written for the period from January 1, 2007 through December 31, 2011 represented 38% of our primary insurance in-force as of December 31, 2014. Historically, traditional primary loans reach their expected peak claim level within a three- to seven-year period. Therefore, the primary loans written during the five-year period ended December 31, 2011, are now within or past their peak claim period. Our A minus and sub-prime loans continue to have earlier incidences of default than our prime loans. Based upon FICO at loan closing, A minus and sub-prime loans represented 4% and 5% of our primary risk in-force as of December 31, 2014 and 2013, respectively.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2014 were $634 million, compared to $899 million and $1,098 million for the years ended December 31, 2013 and 2012, respectively. Pool insurance claims paid were $5 million, $5 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 111%, 102% and 95% for the years ended December 31, 2014, 2013 and 2012, respectively.

Corporate and Other Division

Division results of operations

The following table sets forth the results of operations relating to our Corporate and Other Division. See below for a discussion by segment and Corporate and Other activities.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net operating income (loss):
International Protection segment	$8	$24	$24	$(16)	(67)%	$—	—%
Runoff segment	48	66	46	(18)	(27)%	20	43%
Corporate and Other activities	(232)	(266)	(205)	34	13%	(61)	(30)%

Total net operating loss	(176)	(176)	(135)	—	—%	(41)	(30)%
Adjustments to net operating loss:
Net investment gains (losses), net	(31)	(22)	(16)	(9)	(41)%	(6)	(38)%
Goodwill impairment, net	—	—	(86)	—	—%	86	100%
Gains (losses) on early extinguishment of debt, net	—	(20)	(4)	20	100%	(16)	NM (1)
Tax impact from potential business portfolio changes	108	—	—	108	NM (1)	—	—%
Expenses related to restructuring, net	—	(3)	—	3	100%	(3)	NM (1)
Income (loss) from discontinued operations, net of taxes	—	(12)	57	12	100%	(69)	(121)%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(99)	$(233)	$(184)	$134	58%	$(49)	(27)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Protection segment

Segment results of operations

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Premiums	$731	$636	$682	$95	15%	$(46)	(7)%
Net investment income	101	119	131	(18)	(15)%	(12)	(9)%
Net investment gains (losses)	—	27	6	(27)	(100)%	21	NM (1)
Insurance and investment product fees and other	5	4	3	1	25%	1	33%

Total revenues	837	786	822	51	6%	(36)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	202	159	150	43	27%	9	6%
Acquisition and operating expenses, net of deferrals	462	433	483	29	7%	(50)	(10)%
Amortization of deferred acquisition costs and intangibles	118	106	113	12	11%	(7)	(6)%
Goodwill impairment	—	—	89	—	—%	(89)	(100)%
Interest expense	46	42	45	4	10%	(3)	(7)%

Total benefits and expenses	828	740	880	88	12%	(140)	(16)%

Income (loss) from continuing operations before income taxes	9	46	(58)	(37)	(80)%	104	179%
Provision (benefit) for income taxes	(107)	7	1	(114)	NM (1)	6	NM (1)

Income (loss) from continuing operations	116	39	(59)	77	197%	98	166%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net	—	(18)	(3)	18	100%	(15)	NM (1)
Goodwill impairment, net	—	—	86	—	—%	(86)	(100)%
Tax impact from potential business portfolio changes	(108)	—	—	(108)	NM (1)	—	—%
Expenses related to restructuring, net	—	3	—	(3)	(100)%	3	NM (1)

Net operating income	$8	$24	$24	$(16)	(67)%	$—	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

Net operating income

Net operating income decreased as higher claim reserves, higher commissions and lower net investment income were partially offset by higher premiums in 2014. The year ended December 31, 2014 included a decrease of $1 million attributable to changes in foreign exchange rates.

Revenues

Premiums increased $95 million primarily driven by an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting which increased premiums by $56 million.

The increase was also attributable to higher volume driven by a new distributor in France, partially offset by lower premiums from our runoff clients in 2014. The year ended December 31, 2014 included an increase of $7 million attributable to changes in foreign exchange rates.

Net investment income decreased $18 million principally as a result of an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting. The year ended December 31, 2014 included an increase of $1 million attributable to changes in foreign exchange rates.

Net investment gains decreased $27 million mainly due to higher gains from the sale of investments in 2013.

Benefits and expenses

Benefits and other changes in policy reserves increased mainly driven by higher reserves in France from a new distributor and lower favorable claim reserve adjustments, partially offset by a decline in new claim registrations in 2014. The increase was also related to an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting which increased benefits and other changes in policy reserves by $14 million. The year ended December 31, 2014 included an increase of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased largely from higher commissions of $35 million related to an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower operating expenses in 2014 and a restructuring charge of $3 million in 2013 that did not recur. The year ended December 31, 2014 included an increase of $5 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles increased primarily as a result of higher premium volume driven by a new distributor in France in 2014. The year ended December 31, 2014 included an increase of $1 million attributable to changes in foreign exchange rates.

Interest expense increased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a higher loss position in 2014, partially offset by an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting.

Provision (benefit) for income taxes. The income tax benefit in 2014 was primarily attributable to a net $108 million benefit in the fourth quarter of 2014 primarily from an internal debt restructuring related to the planned sale of our lifestyle protection insurance business.

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

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net premiums written:
Northern Europe	$398	$429	$429	$(31)	(7)%	$—	—%
Southern Europe	341	295	316	46	16%	(21)	(7)%
Structured deals (1)	14	33	122	(19)	(58)%	(89)	(73)%
New markets	41	53	31	(12)	(23)%	22	71%

Pre-deposit accounting basis (1)	794	810	898	(16)	(2)%	(88)	(10)%

Deposit accounting adjustments (1)	85	202	279	(117)	(58)%	(77)	(28)%

Total	$709	$608	$619	$101	17%	$(11)	(2)%

Loss ratio	28%	25%	22%	3%		3%

(1)	Amounts for the year ended December 31, 2013 have been re-presented as a result of classification differences between pre-deposit accounting amounts and deposit accounting adjustments. There was no impact on total net premiums written from the classification changes.

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

2014 compared to 2013

Net premiums written increased primarily driven by an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting. The increase was also driven by growth in France from a new distributor and to sales growth in Germany and Italy. The year ended December 31, 2014 included an increase of $8 million attributable to changes in foreign exchange rates.

The loss ratio increased mainly driven by an amendment to a reinsurance agreement in 2014 that was previously accounted for under the deposit method of accounting, which impacted both benefits and premiums. The increase was also driven by higher reserves in France from a new distributor and lower favorable claim reserve adjustments in 2014.

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

Runoff segment

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Premiums	$3	$5	$5	$(2)	(40)%	$—	—%
Net investment income	129	139	145	(10)	(7)%	(6)	(4)%
Net investment gains (losses)	(66)	(58)	24	(8)	(14)%	(82)	NM (1)
Insurance and investment product fees and other	209	216	207	(7)	(3)%	9	4%

Total revenues	275	302	381	(27)	(9)%	(79)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	37	32	37	5	16%	(5)	(14)%
Interest credited	119	119	132	—	—%	(13)	(10)%
Acquisition and operating expenses, net of deferrals	84	81	79	3	4%	2	3%
Amortization of deferred acquisition costs and intangibles	39	6	51	33	NM (1)	(45)	(88)%
Interest expense	1	2	1	(1)	(50)%	1	100%

Total benefits and expenses	280	240	300	40	17%	(60)	(20)%

Income (loss) from continuing operations before income taxes	(5)	62	81	(67)	(108)%	(19)	(23)%
Provision (benefit) for income taxes	(19)	13	23	(32)	NM (1)	(10)	(43)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	14	49	58	(35)	(71)%	(9)	(16)%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	34	17	(12)	17	100%	29	NM (1)

Net operating income	$48	$66	$46	$(18)	(27)%	$20	43%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

Net operating income

Net operating income decreased primarily related to our variable annuity products largely driven by less favorable equity market performance and lower investment income, partially offset by favorable taxes in 2014.

Revenues

The decrease in net investment income was predominantly driven by lower average invested assets in 2014.

The increase in net investment losses was primarily related to losses on embedded derivatives associated with our variable annuity products with GMWBs in 2014 compared to gains in 2013, partially offset by derivative gains and net gains from the sale of investment securities in 2014 compared to derivative losses and net losses from the sale of investment securities in 2013.

Insurance and investment product fees and other decreased mainly attributable to lower average account values in our variable annuity products in 2014.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in 2014.

Amortization of DAC and intangibles increased related to our variable annuity products primarily from higher net investment gains and less favorable equity market performance, partially offset by higher net investment losses on embedded derivatives associated with our variable annuity products with GMWBs and $9 million in favorable unlockings in 2014 compared to $1 million in unfavorable unlockings in 2013.

Provision (benefit) for income taxes. The effective tax rate was not meaningful for the year ended December 31, 2014. The effective tax rate was 21.0% for the year ended December 31, 2013 and was primarily related to changes in tax favored investment benefits and changes in uncertain tax positions in 2013.

2013 compared to 2012

Net operating income

Net operating income increased primarily related to our variable annuity products from favorable equity market performance in 2013. The increase was also attributable to favorable tax benefits and lower interest credited related to our institutional products in 2013.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased predominantly from lower GMDB reserves in our variable annuity products due to favorable equity market performance in 2013.

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

Runoff selected operating performance measures

Variable annuity products

The following table sets forth selected operating performance measures regarding our variable annuity products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$6,061	$6,141	$6,265	$(80)	(1)%	$(124)	(2)%
Deposits	50	76	85	(26)	(34)%	(9)	(11)%
Surrenders, benefits and product charges	(820)	(754)	(710)	(66)	(9)%	(44)	(6)%

Net flows	(770)	(678)	(625)	(92)	(14)%	(53)	(8)%
Interest credited and investment performance	375	598	501	(223)	(37)%	97	19%

Account value, end of period	$5,666	$6,061	$6,141	$(395)	(7)%	$(80)	(1)%

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,643	$1,662	$1,766	$(19)	(1)%	$(104)	(6)%
Deposits	10	13	13	(3)	(23)%	—	—%
Surrenders, benefits and product charges	(309)	(299)	(326)	(10)	(3)%	27	8%

Net flows	(299)	(286)	(313)	(13)	(5)%	27	9%
Interest credited and investment performance	111	267	209	(156)	(58)%	58	28%

Account value, net of reinsurance, end of period	$1,455	$1,643	$1,662	$(188)	(11)%	$(19)	(1)%

Variable Life Insurance
Account value, beginning of period	$316	$292	$284	$24	8%	$8	3%
Deposits	8	9	9	(1)	(11)%	—	—%
Surrenders, benefits and product charges	(38)	(39)	(39)	1	3%	—	—%

Net flows	(30)	(30)	(30)	—	—%	—	—%
Interest credited and investment performance	27	54	38	(27)	(50)%	16	42%

Account value, end of period	$313	$316	$292	$(3)	(1)%	$24	8%

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

2014 compared to 2013

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased mainly attributable to surrenders outpacing favorable equity market performance during 2014 and interest credited. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing favorable equity market performance during 2014. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

2013 compared to 2012

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

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
GICs, FABNs and Funding Agreements
Account value, beginning of period	$896	$2,153	$2,623	$(1,257)	(58)%	$(470)	(18)%
Deposits	—	—	84	—	—%	(84)	(100)%
Surrenders and benefits	(408)	(1,252)	(630)	844	67%	(622)	(99)%

Net flows	(408)	(1,252)	(546)	844	67%	(706)	(129)%
Interest credited	5	26	73	(21)	(81)%	(47)	(64)%
Foreign currency translation	—	(31)	3	31	100%	(34)	NM (1)

Account value, end of period	$493	$896	$2,153	$(403)	(45)%	$(1,257)	(58)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

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

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Revenues:
Net investment income	$(15)	$(1)	$30	$(14)	NM (1)	$(31)	(103)%
Net investment gains (losses)	4	(35)	(47)	39	111%	12	26%
Insurance and investment product fees and other	(2)	44	120	(46)	(105)%	(76)	(63)%

Total revenues	(13)	8	103	(21)	NM (1)	(95)	(92)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	18	102	157	(84)	(82)%	(55)	(35)%
Amortization of deferred acquisition costs and intangibles	3	7	12	(4)	(57)%	(5)	(42)%
Interest expense	314	318	308	(4)	(1)%	10	3%

Total benefits and expenses	335	427	477	(92)	(22)%	(50)	(10)%

Loss from continuing operations before income taxes	(348)	(419)	(374)	71	17%	(45)	(12)%
Benefit for income taxes	(119)	(110)	(134)	(9)	(8)%	24	18%

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders	(229)	(309)	(240)	80	26%	(69)	(29)%
Adjustments to loss from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(3)	23	31	(26)	(113)%	(8)	(26)%
(Gains) losses on early extinguishment of debt, net	—	20	4	(20)	(100)%	16	NM (1)

Net operating loss	$(232)	$(266)	$(205)	$34	13%	$(61)	(30)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2014 compared to 2013

Net operating loss

We reported a lower net operating loss primarily attributable to higher tax benefits in 2014.

Revenues

Net investment income decreased primarily from the sale of our reverse mortgage business on April 1, 2013 and lower average invested assets in 2014.

We had net investment gains primarily attributable to gains from the sale of investment securities in 2014 compared to losses in 2013, partially offset by derivative losses in 2014 compared to derivative gains in 2013.

Insurance and investment product fees and other decreased $43 million as a result of the sale of our reverse mortgage business on April 1, 2013 and higher losses from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions in 2014.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased $46 million as a result of the sale of our reverse mortgage business on April 1, 2013, make-whole expenses of $30 million paid related to the debt redemption in 2013 that did not recur and lower net expenses after allocations to our operating segments in 2014.

Amortization of deferred acquisition costs and intangibles decreased mainly related to higher software allocations to our operating segments in 2014.

Interest expense decreased largely driven by the repayment of $485 million of senior notes in June 2014 and the repurchase of $350 million of senior notes in August 2013, partially offset by debt issuances in August and December of 2013.

The increase in the income tax benefit was mainly attributable to an adjustment related to non-deductible stock compensation expense resulting from cancellations in the prior year that did not recur.

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

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable	4.6%	$2,631	4.8%	$2,642	4.8%	$2,666	(0.2)%	$(11)	—%	$(24)
Fixed maturity securities—non-taxable	3.5%	12	3.1%	9	2.9%	11	0.4%	3	0.2%	(2)
Commercial mortgage loans	5.6%	333	5.7%	335	5.7%	340	(0.1)%	(2)	—%	(5)
Restricted commercial mortgage loans related to securitization entities (1)	6.6%	14	7.6%	23	8.5%	32	(1.0)%	(9)	(0.9)%	(9)
Equity securities	4.8%	14	4.2%	17	4.4%	19	0.6%	(3)	(0.2)%	(2)
Other invested assets (2)	33.6%	174	24.5%	185	15.9%	206	9.1%	(11)	8.6%	(21)
Restricted other invested assets related to securitization entities (1)	1.3%	5	1.1%	4	0.3%	1	0.2%	1	0.8%	3
Policy loans	8.7%	129	8.1%	129	7.7%	123	0.6%	—	0.4%	6
Cash, cash equivalents and short-term investments	0.5%	24	0.5%	20	0.8%	35	—%	4	(0.3)%	(15)

Gross investment income before expenses and fees	4.7%	3,336	4.8%	3,364	4.9%	3,433	(0.1)%	(28)	(0.1)%	(69)
Expenses and fees	(0.1)%	(94)	(0.1)%	(93)	(0.1)%	(90)	—%	(1)	—%	(3)

Net investment income	4.6%	$3,242	4.7%	$3,271	4.8%	$3,343	(0.1)%	$(29)	(0.1)%	$(72)

Average invested assets and cash		$70,311		$69,145		$69,720		$1,166		$(575)

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $68 million, $80 million and $83 million of net investment income related to reinsurance arrangements accounted for under the deposit method in 2014, 2013 and 2012, respectively.

Yields are based on net investment income as reported under U.S. GAAP and are consistent with how we measure our investment performance for management purposes. Yields are annualized, for interim periods, and are calculated as net investment income as a percentage of average quarterly asset carrying values except for fixed maturity and equity securities, derivatives and derivative counterparty collateral, which exclude unrealized fair value adjustments, and securities lending activity, which is included in other invested assets and is calculated net of the corresponding securities lending liability.

The decrease in overall weighted-average investment yields in 2014 was primarily attributable to lower reinvestment yields on higher average invested assets, $14 million unfavorable prepayment speed adjustment on structured securities and $4 million of lower gains related to limited partnerships. These decreases were partially offset by $5 million of higher gains related to bond calls and mortgage loan prepayments in 2014 compared to 2013. The year ended December 31, 2014 included a decrease of $22 million attributable to changes in foreign exchange rates.

The decrease in overall weighted-average investment yields in 2013 was primarily attributable to lower reinvestment yields and $4 million of lower gains related to limited partnerships, partially offset by higher average invested assets in longer duration products. Net investment income in 2013 also included $11 million of higher bond calls and mortgage loan prepayments compared to 2012.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Available-for-sale securities:
Realized gains	$74	$176	$172
Realized losses	(46)	(184)	(143)

Net realized gains (losses) on available-for-sale securities	28	(8)	29

Impairments:
Total other-than-temporary impairments	(9)	(16)	(62)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(9)	(44)

Net other-than-temporary impairments	(9)	(25)	(106)

Trading securities	39	(23)	21
Commercial mortgage loans	11	4	4
Net gains (losses) related to securitization entities (1)	16	69	81
Derivative instruments	(103)	(49)	4
Contingent consideration adjustment	(2)	—	(6)
Other	—	(5)	—

Net investment gains (losses)	$(20)	$(37)	$27

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2014 compared to 2013

•

We recorded $9 million of net other-than-temporary impairments in 2014 as compared to $25 million in 2013. In 2014 and 2013, we recorded $3 million and $4 million, respectively, of impairments related to commercial mortgage loans. Of total impairments in 2014 and 2013, $2 million and $15 million, respectively, related to structured securities, including $1 million and $6 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million in 2014. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $6 million in 2013.

•	Net investment losses related to derivatives of $103 million in 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the IPO of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded net gains of $28 million related to the sale of available-for-sale securities in 2014 compared to net losses of $8 million in 2013. During 2014, we recorded a gain on a previously impaired financial hybrid security that was called by the issuer. During 2014, we recorded $39 million of gains related to trading securities compared to $23 million of losses in 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We recorded $53 million of lower net gains related to securitization entities during 2014 primarily due to lower gains on derivatives, partially offset by gains on trading securities in 2014 compared to losses in 2013. In 2013, we recorded $4 million of net losses related to limited partnerships.

2013 compared to 2012

•	We recorded $25 million of net other-than-temporary impairments in 2013 as compared to $106 million in 2012. Of total impairments in 2013 and 2012, $15 million and $80 million, respectively, related to structured securities, including $6 million and $50 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $6 million in 2013. Impairments related to corporate securities were $20 million in 2012 predominately attributable to a financial hybrid security related to a bank in the United Kingdom that was downgraded to below investment grade.

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

•	Net losses related to the sale of available-for-sale securities were $8 million in 2013 compared to net gains of $29 million in 2012. During 2013, we recorded $23 million of losses related to trading securities compared to $21 million of gains in 2012 due to higher unrealized losses offsetting gains on sales of securities. We recorded $12 million of lower net gains related to securitization entities during 2013 compared to 2012 primarily due to losses on trading securities in 2013 compared to gains in 2012. In 2013, we recorded $4 million of net losses related to limited partnerships. We also recorded $6 million of contingent consideration adjustments in 2012.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2014		2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$46,636	60%	$44,375	61%
Private	15,811	20	14,254	20
Commercial mortgage loans	6,100	8	5,899	8
Other invested assets	2,296	3	1,686	2
Policy loans	1,501	2	1,434	2
Restricted other invested assets related to securitization entities (1)	411	1	391	1
Equity securities, available-for-sale	282	—	341	—
Restricted commercial mortgage loans related to securitization entities (1)	201	—	233	—
Cash and cash equivalents	4,918	6	4,214	6

Total cash, cash equivalents and invested assets	$78,156	100%	$72,827	100%

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2014, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
Tax-exempt (1)	347	29	—	(14)	—	362
Government—non-U.S. (2)	1,952	156	—	(2)	—	2,106
U.S. corporate (2), (3)	24,251	3,017	20	(88)	—	27,200
Corporate—non-U.S. (2)	14,214	1,015	—	(97)	—	15,132
Residential mortgage-backed (4)	4,881	362	15	(17)	(1)	5,240
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed (4)	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	56,950	5,740	40	(282)	(1)	62,447
Equity securities	253	36	—	(7)	—	282

Total available-for-sale securities	$57,203	$5,776	$40	$(289)	$(1)	$62,729

(1)	Fair value included municipal bonds of $277 million related to special revenue bonds, $80 million related to general obligation bonds and $5 million related to other municipal bonds.
(2)	Fair value included European periphery exposure of $238 million in Ireland, $201 million in Spain, $145 million in Italy and $16 million in Portugal.
(3)	Fair value included municipal bonds of $1,303 million related to special revenue bonds and $546 million related to general obligation bonds.
(4)	Fair value included $56 million collateralized by sub-prime residential mortgage loans and $86 million collateralized by Alt-A residential mortgage loans.

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

Fixed maturity securities increased $3.8 billion principally from higher net unrealized gains attributable to the change in interest rates in 2014 and as purchases exceeded sales and maturities.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $21 million and $44 million as of December 31, 2014 and 2013, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities and trading bonds in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During 2014, we increased our exposure to the peripheral European countries by $9 million to $600 million with unrealized gains of $51 million. As of December 31, 2014, our exposure was diversified with direct exposure to local economies of $239 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $91 million and exposure to multi-national companies where the majority of revenues come from outside of the country of domicile of $270 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$722	393	37%	$—	—
2005	875	225	53%	—	—
2006	802	215	59%	2	1
2007	664	148	68%	—	—
2008	230	51	63%	6	1
2009	—	—	—%	—	—
2010	115	54	44%	—	—
2011	264	53	56%	—	—
2012	647	94	60%	—	—
2013	845	138	64%	—	—
2014	959	150	69%	—	—

Total	$6,123	1,521	59%	$8	2

(1)	Represents weighted-average loan-to-value as of December 31, 2014.

	2013
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$941	486	41%	$—	—
2005	1,025	253	55%	—	—
2006	964	242	62%	32	6
2007	812	157	70%	1	1
2008	237	51	68%	6	1
2009	—	—	—%	—	—
2010	142	63	44%	—	—
2011	273	54	58%	—	—
2012	673	97	63%	—	—
2013	865	138	67%	—	—

Total	$5,932	1,541	59%	$39	8

(1)	Represents weighted-average loan-to-value as of December 31, 2013.

Restricted commercial mortgage loans related to securitization entities

See notes 4 and 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2014		2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,132	49%	$471	28%
Short-term investments	300	13	220	13
Securities lending collateral	289	13	187	11
Limited partnerships	252	11	282	17
Trading securities	241	10	239	14
Derivatives counterparty collateral	—	—	199	12
Other investments	82	4	88	5

Total other invested assets	$2,296	100%	$1,686	100%

Our investments in derivatives increased primarily attributable to changes in the long-term interest rate environment in 2014. Securities lending collateral also increased primarily driven by market demand. Short-term investments increased from net purchases in 2014. Derivatives counterparty collateral decreased as result of the reclassification of cash collateral from other invested assets to cash and cash equivalents in 2014.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	December 31, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(1,965)	$11,961
Inflation indexed swaps	Notional	561	15	(5)	571
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(237)	—

Total cash flow hedges		14,759	15	(2,207)	12,567

Fair value hedges:
Interest rate swaps	Notional	6	—	(6)	—

Total fair value hedges		6	—	(6)	—

Total derivatives designated as hedges		14,765	15	(2,213)	12,567

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	508	(256)	5,074
Interest rate swaps related to securitization entities (1)	Notional	91	—	(14)	77
Credit default swaps	Notional	639	5	(250)	394
Credit default swaps related to securitization entities (1)	Notional	312	—	—	312
Equity index options	Notional	777	1,276	(1,059)	994
Financial futures	Notional	1,260	5,723	(5,652)	1,331
Equity return swaps	Notional	110	231	(233)	108
Foreign currency swaps	Notional	—	104	—	104
Other foreign currency contracts	Notional	487	788	(850)	425

Total derivatives not designated as hedges		8,498	8,635	(8,314)	8,819

Total derivatives		$23,263	$8,650	$(10,527)	$21,386

(1)	See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	December 31, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(3,030)	39,015
Fixed index annuity embedded derivatives	Policies	7,705	6,436	(240)	13,901
Indexed universal life embedded derivatives	Policies	29	394	(2)	421

The decrease in the notional value of derivatives was primarily attributable to a $2.2 billion notional decrease in qualified interest rate swaps and forward bond purchase commitments related to our interest rate hedging strategy associated with our long-term care insurance products and a $0.2 billion notional decrease from matured credit default swaps. The decrease was partially offset by a $0.5 billion notional increase related to hedges of the GMWB liability on our variable annuity products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales.

Consolidated Balance Sheets

Total assets. Total assets increased $3,313 million from $108,045 million as of December 31, 2013 to $111,358 million as of December 31, 2014.

•	Cash, cash equivalents and invested assets increased $5,329 million primarily from an increase of $4,625 million in invested assets and $704 million in cash and cash equivalents. Our fixed maturity securities portfolio increased $3,818 million principally from higher net unrealized gains attributable to the change in interest rates in 2014 and as purchases exceeded sales and maturities. Other invested assets increased $610 million primarily driven by an increase in derivatives largely attributable to changes in the long-term interest rate environment in 2014. Securities lending collateral also increased primarily driven by market demand. Short-term investments increased from net purchases in 2014. These increases in other invested assets were partially offset by a decrease in derivatives counterparty collateral as a result of the reclassification of cash collateral from other invested assets to cash and cash equivalents in 2014.

•	Goodwill decreased $851 million largely as result of goodwill impairments of $354 million in our long-term care insurance business and $495 million in our life insurance business recorded in 2014.

•	Separate account assets decreased $930 million as death and surrender benefits exceeded favorable market performance in 2014.

Total liabilities. Total liabilities increased $2,136 million from $92,425 million as of December 31, 2013 to $94,561 million as of December 31, 2014.

•	Our future policy benefits increased $2,210 million primarily driven by an increase in our long-term care insurance business from the aging and growth of the in-force block. During the fourth quarter of 2014, loss recognition testing indicated that a premium deficiency exists in our acquired block of long-term care insurance business and we increased reserves by $710 million. The results of the test were driven by changes to our assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates.

•	Our policyholder account balances increased $515 million primarily driven by an increase in our fixed annuities from growth of our account values and an increase in our life insurance businesses from aging of our in-force blocks. These increases were partially offset by the continued runoff of our institutional products.

•

Our liability for policy and contract claims increased $839 million primarily driven by our long-term care insurance business largely as a result of a $604 million increase primarily related to the completion of a comprehensive review of our long-term care insurance claim reserves in the third quarter of 2014. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $61 million unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we recorded an $81 million unfavorable correction primarily related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014 as well as a $21 million unfavorable adjustment related to a revised interest rate assumption, partially offset by a $49 million favorable refinement of assumptions for claim termination rates. The remaining increase was attributable to aging and growth of the in-force block. These increases were partially offset by a decrease in our mortgage insurance businesses due to lower delinquencies in 2014.

•	Other liabilities decreased $492 million mainly related to a decrease in derivatives in 2014.

•	Long-term borrowings decreased $522 million largely related to the repayment of $485 million on our senior notes that matured in June 2014. In addition, Genworth Canada issued CAD$160 million of senior notes due in 2024 and used the proceeds to repay CAD$150 million of senior notes that were scheduled to mature in 2015. The remaining change related to changes in foreign exchange rates on our Canadian and Australian debt.

•	Deferred tax liability increased $702 million primarily from an increase in unrealized net investment gains in 2014.

•	Separate account liabilities decreased $930 million as death and surrender benefits exceeded favorable market performance in 2014.

Total stockholders’ equity. Total stockholders’ equity increased $1,177 million from $15,620 million as of December 31, 2013 to $16,797 million as of December 31, 2014.

•	Additional paid-in capital decreased $130 million largely attributable to the IPO of 33.8% of our Australian mortgage insurance business in May 2014.

•	Accumulated other comprehensive income (loss) increased $1,904 million predominantly attributable to higher net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment, partially offset by the strengthening of the U.S. dollar in 2014.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $1,244 million in 2014.

•	Noncontrolling interests increased $647 million predominantly attributable to the IPO of 33.8% of our Australian mortgage insurance business in May 2014.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Net cash from operating activities	$2,438	$1,399	$962
Net cash from investing activities	(1,836)	(580)	(722)
Net cash from financing activities	205	(149)	(1,101)

Net increase (decrease) in cash before foreign exchange effect	$807	$670	$(861)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had higher net cash inflows from operating activities during 2014 compared to 2013 primarily from lower claim payments and cash collateral received from counterparties primarily as a result of the change in the derivative, partially offset by higher tax payments in 2014.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had higher net cash outflows from investing activities during 2014 compared to 2013 from higher purchases in excess of maturities and sales of fixed maturity securities in 2014 and net cash received from the sale of our wealth management and reverse mortgage businesses and higher proceeds from policy loan payoffs in 2013 that did not recur.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had net cash inflows from financing activities during 2014 as deposits exceeded withdrawals of our investment contracts. In addition, the proceeds from the IPO of 33.8% of our Australian mortgage insurance business and issuance of senior notes by Genworth Canada were mostly offset by the repayment of senior notes in 2014. We had net cash outflows from financing activities during 2013 as withdrawals exceeded deposits on our investment contracts from scheduled maturities of our institutional products. See “—Capital resources and financing activities” for further discussion of the uses of proceeds from our long-term debt issuances.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt and equity securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, such as proceeds from the IPO of our Australian mortgage insurance business in May 2014, important current priorities include focusing on our operating businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to reduce our indebtedness over time through repurchases, redemptions and/or repayments at maturity.

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

Genworth Holdings had $953 million and $1,219 million of cash and cash equivalents as of December 31, 2014 and 2013, respectively. Genworth Holdings also held $150 million in U.S. government securities as of December 31, 2014 and 2013.

During the years ended December 31, 2014, 2013 and 2012, Genworth Holdings received cash dividends from its subsidiaries of $630 million, $497 million and $545 million, respectively. Genworth Holdings’ international subsidiaries paid dividends of $630 million, $317 million and $240 million during the years ended December 31, 2014, 2013 and 2012, respectively. Dividends from our international subsidiaries in 2014 included approximately $500 million from the net proceeds of the IPO of our Australian mortgage insurance business. There were no dividends paid to Genworth Holdings by its domestic subsidiaries during the year ended December 31, 2014. Genworth Holdings’ domestic subsidiaries paid dividends of $180 million and $305 million, respectively, during the years ended December 31, 2013 and 2012. We expect our international subsidiaries to be the sole source of cash dividends paid to us at least in the near term as we continue to strengthen the capital position of our U.S. life insurance and U.S. mortgage insurance businesses.

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

Genworth Holdings provided capital support to some of its insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling up to $717 million as of December 31, 2014. We believe Genworth Holdings’ insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•	A capital support agreement of up to $205 million with one of Genworth Holdings’ insurance subsidiaries domiciled in Bermuda relating to an intercompany reinsurance agreement;

•	A capital support agreement of up to $260 million with one of Genworth Holdings’ insurance subsidiaries to fund claims to support its international mortgage insurance business in Mexico;

•	A capital support agreement of up to $100 million, as part of the capital plan for the U.S. mortgage insurance subsidiaries, to be provided to GMICO in the future in the event that certain adverse events occur; and

•	A capital support agreement of up to $67 million, as part of the capital plan for the U.S. mortgage insurance subsidiaries, to guarantee the receipt by GMICO of intercompany payments in the normal course from our subsidiaries by June 30, 2017.

Genworth Holdings provides a limited guarantee to Rivermont Life Insurance Company I (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2014, the fair value of this derivative was $5 million. As of December 31, 2013, the fair value of this derivative was zero.

Genworth Holdings also provides an unlimited guarantee for the benefit of policyholders for the payment of valid claims by a mortgage insurance affiliate located in the United Kingdom. However, based on risk in-force as of December 31, 2014, we believe our mortgage insurance affiliate located in the United Kingdom has sufficient reserves and capital to cover its policyholder obligations.

Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of this obligation was $216 million as of December 31, 2014.

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Financial also provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. Genworth Financial also provides a full and unconditional guarantee of Genworth Holdings’ obligations associated with Rivermont I and the Tax Matters Agreement.

The obligations under Genworth Holdings’ credit agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by Genworth Financial.

We also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $28 million as of December 31, 2014.

Regulated insurance subsidiaries

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $0.5 billion to us in 2015 without obtaining regulatory approval. However, we do not expect our insurance subsidiaries to pay dividends to us in 2015 at this level as they retain capital for growth and to meet capital requirements.

Our international insurance subsidiaries paid dividends of $630 million, $317 million and $240 million during the years ended December 31, 2014, 2013 and 2012, respectively. Our domestic insurance subsidiaries paid dividends of $108 million (none of which were deemed “extraordinary”), $418 million (none of which were deemed “extraordinary”) and $374 million ($175 million of which were deemed “extraordinary”), respectively, during the years ended December 31, 2014, 2013 and 2012.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. In June 2014, one of our U.S. life insurance subsidiaries completed a life reinsurance transaction that generated approximately $90 million in additional unassigned surplus on a U.S. statutory basis. As of December 31, 2014, our total cash, cash equivalents and invested assets were $78.2 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2014.

As of December 31, 2014, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 435% of the company action level as of December 31, 2014.

We intend to further increase capital in our U.S. life insurance business to (i) address the reduction in capital resulting from the completion of a comprehensive review of our long-term care insurance claim reserves and (ii) enhance our financial strength and flexibility to maintain our commercial presence in our businesses and provide for unforeseen events or developments. We intend to increase capital by, among other things, at least over the near term, not paying dividends from our life insurance subsidiaries to the holding company, pursuing additional long-term care insurance rate actions, seeking opportunities to reduce risk in legacy long-term care insurance blocks of business, utilizing reinsurance to increase available capital, pursuing block transactions and significantly reducing expenses.

Fifty percent of our in-force long-term care insurance business (excluding policies assumed from a non-affiliate third-party reinsurer) of GLIC, a Delaware insurance company and our indirect wholly-owned subsidiary, is reinsured to BLAIC, a Bermuda insurance company and our indirect wholly-owned subsidiary. Brookfield, a Bermuda insurance company and our indirect wholly-owned subsidiary, has guaranteed BLAIC’s performance of its obligations under that reinsurance agreement. As of December 31, 2014, Brookfield directly or indirectly owns 66.2% of our Australian mortgage insurance subsidiaries, 40.6% of our Canadian mortgage insurance subsidiary and 100% of our lifestyle protection insurance business. As a result of Brookfield’s guarantee, adverse developments in our reinsured long-term care insurance business (including the recent increases in our reserves of that business) have adversely impacted BLAIC’s financial condition, which could, in turn, adversely impact Brookfield’s willingness or ability to pay dividends to Genworth Holdings.

As of December 31, 2014, one of our wholly-owned life insurance subsidiaries provides security in an aggregate amount of $583 million for the benefit of certain of its wholly-owned life insurance subsidiaries that have issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements.

During 2014, Genworth Canada repurchased 1.9 million shares for CAD$75 million through a Normal Course Issuer Bid (“NCIB”) authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its current level and received $38 million in cash.

In May 2014, our U.S. mortgage holding company contributed $300 million to GMICO, our primary U.S. mortgage insurance subsidiary.

On July 10, 2014, the FHFA released publicly a draft of the revised PMIERs. We currently estimate that the amount of additional capital required to meet these requirements and operate our business will be between $500 million and $700 million. We currently believe we have a variety of sources we could utilize to satisfy these capital requirements, and currently intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company, to satisfy them. For a discussion of the factors that may affect our estimate of the amount of additional capital that may be required to meet the revised draft PMIERs and the availability of reinsurance and other transactions to satisfy these capital requirements, see “—Business trends and conditions—Trends and conditions affecting our segments—U.S. Mortgage Insurance.”

We currently intend that our U.S. mortgage insurance business will meet the additional capital requirements contained in the revised draft PMIERs by the anticipated effective date. We will seek to utilize the transition period provided for in the draft requirements if we do not comply by the anticipated effective date (subject to GSE approval).

During 2013, Genworth Canada repurchased 3.9 million shares for CAD$105 million through a NCIB authorized by its board for up to 4.9 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its then-current level and received $58 million in cash.

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

We repaid $485 million of our 5.75% senior notes that matured in June 2014 with cash on hand.

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

On September 26, 2013, Genworth Holdings entered into a $300 million multi-currency revolving credit facility, which matures in September 2016, with a $100 million sublimit for letters of credit. The proceeds of the loans may be used for working capital and general corporate purposes. As of December 31, 2014 and 2013, there were no amounts outstanding under the credit facility. The obligations under the credit agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by Genworth Financial.

In December 2013, Genworth Holdings issued $400 million aggregate principal amount of senior notes, with an interest rate of 4.80% per year payable semi-annually, and maturing in 2024 (“2024 Notes”). With the net proceeds from the issuance of the 2024 Notes of $397 million and cash on hand, Genworth Financial contributed $100 million of the proceeds to GMICO and an additional $300 million was contributed to a U.S. mortgage holding company to be used to satisfy all or part of the higher capital requirements expected to be imposed by the GSEs as part of the anticipated revisions to the MI Eligibility Standards. In May 2014, the U.S. mortgage holding company contributed the additional $300 million to GMICO.

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

During 2014 and 2013, River Lake Insurance Company, our indirect wholly-owned subsidiary, repaid $26 million and $28 million, respectively, of its total outstanding floating rate subordinated notes due in 2033.

During 2014, River Lake Insurance Company II, our indirect wholly-owned subsidiary, repaid $16 million of its total outstanding floating rate subordinated notes due in 2035.

For further information about our borrowings, refer to note 13 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

We believe existing cash held at Genworth Holdings combined with dividends from subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries and proceeds from borrowings or securities issuances will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We manage liquidity at Genworth Holdings to maintain a minimum balance one and one- half times expected annual debt interest payments plus the additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows. We will evaluate the target level of the excess amount as circumstances warrant. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. These obligations, as of December 31, 2014, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2015	2016-2017	2018-2019	2020 and thereafter
Borrowings and interest (1)	$9,685	$335	$930	$1,132	$7,288
Operating lease obligations	80	26	31	18	5
Other purchase liabilities (2)	74	45	27	2	—
Securities lending and repurchase obligations (3)	852	852	—	—	—
Commercial mortgage loan commitments (4)	128	128	—	—	—
Limited partnership commitments (4)	53	31	19	2	1
Private placement commitments (4)	27	27	—	—	—
Insurance liabilities (5)	108,565	3,655	5,827	4,808	94,275
Tax matters agreement (6)	250	40	89	61	60
Unrecognized tax benefits (7)	49	14	9	5	21

Total contractual obligations	$119,763	$5,153	$6,932	$6,028	$101,650

(1)	Includes payments of principal and interest on our long-term borrowings and non-recourse funding obligations, as described in note 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet due to interest included in the table that is expected to be payable in future years. In addition, the total amount does not include borrowings related to securitization entities. See note 18 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings.
(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2015.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans, interests in limited partnerships and private placement investments.
(5)

Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity, lapse and other assumptions. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheet are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.
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

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2014 and 2013 were $442 million and $461 million, respectively, including $300 million and $314 million, respectively, of securitized assets required to be consolidated.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2014, 2013 or 2012.

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

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. mortgage insurance business, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. Therefore, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. However, as a result of the downturn in the U.S. housing market that began in 2008, delinquencies have remained elevated above historical levels in each of the calendar quarters through 2014. Currently, as the U.S. housing market continues to show signs of stabilization and recovery, delinquency levels have been trending downward and returning to more normal seasonal trends. While the U.S. economy continues recovering, we may see higher than usual delinquencies as the housing market returns to a more normal development pattern long-term. There is also modest delinquency seasonality in our international mortgage insurance business in Australia and Canada. In Australia, we generally experience higher new delinquencies and lower cure rates in the first and second quarters of each calendar year. In Canada, we generally experience modestly higher delinquencies in the winter months.

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

Credit market volatility continued into 2014 and credit spreads generally widened for most fixed-income asset classes in the third and fourth quarters of 2014, reversing the trend from the first half of 2014. Additionally, U.S. Treasury yields remained at historically low levels during 2014. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In 2014 compared to 2013, the U.S. dollar strengthened against currencies in Australia, Canada and the United Kingdom, as well as the Euro. The overall strengthening of the U.S. dollar in 2014 has generally resulted in lower levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2014, of our $12.4 billion deferred annuity products, $1.0 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with no guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $6.8 billion of universal life insurance products as of December 31, 2014, $3.5 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

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

Our life and long-term care insurance products as well as our guaranteed benefits on variable annuities also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life and long-term care insurance products and may increase hedging costs on our in-force block of variable annuity products. A prolonged low interest rate environment may negatively impact the sufficiency of our margins on our DAC and PVFP, which could result in an impairment. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

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

The carrying value of our investment portfolio as of December 31, 2014 and 2013 was $73.2 billion and $68.6 billion, respectively, of which 85% for both periods was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

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

Assuming investment yields remain at the 2014 year end levels and based on our existing policies and investment portfolio as of December 31, 2014, the impact from investing in that lower interest rate environment could reduce our margin of investment income above our interest credited or interest accretion related to our liabilities (“investment margins”) by approximately $30 million, $70 million and $115 million in 2015, 2016 and 2017, respectively, compared to our 2014 investment margins before considering the impact from taxes, noncontrolling interests or DAC and other adjustments. The impact includes additional expected benefits from qualifying interest rate hedges for our U.S. Life Insurance segment. In determining the potential impact, we have included potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust policyholder rates due to guaranteed crediting rates or floors. The above impacts do not contemplate any evaluation of reserve adequacy or unlocking of DAC and primarily relate to our U.S. Life Insurance and International Mortgage Insurance segments. Our U.S. Life Insurance segment represents approximately 55%, 50% and 50% of this impact in 2015, 2016 and 2017, respectively. The impact on our International Mortgage Insurance segment results from the shorter duration of its investment portfolio.

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

Foreign Currency Risk

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S.-denominated securities. As of December 31, 2014 and 2013, approximately 18% and 20%, respectively, of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. We currently do not hedge the translation of operating results for our international operations. For the years ended December 31, 2014, 2013 and 2012, 46%, 70% and 106%, respectively, of our income (loss) from continuing operations, excluding net investment gains (losses), was generated by our international operations. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.4 billion based on our securities positions as of December 31, 2014, as compared to an estimated decrease of $3.9 billion under this model as of December 31, 2013. The increase in the impact of the parallel shift in the yield curve in 2014 was due to the increase in the fair value of our investment portfolio as well as the increase in duration of fixed maturity securities to better align with the liabilities being backed by these investments. Additionally, the results of this parallel shift in the yield curve would cause the fair value of our commercial mortgage loans to decrease by approximately $334 million based on our commercial mortgage loans as of December 31, 2014, as compared to an estimated decrease of $272 million as of December 31, 2013.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $773 million based on our derivatives portfolio as of December 31, 2014, as compared to an estimated decline of $647 million under this model as of December 31, 2013. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of approximately $418 million and would require us to post cash margin related to our futures contracts of $77 million based on our derivatives portfolio as of December 31, 2014. Of the $773 million estimated decrease in fair value on our derivatives portfolio as of December 31, 2014, $104 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2014. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $103 million based on our GMWB embedded derivative liabilities as of December 31, 2014, as compared to an estimated decline of $75 million under this model as of December 31, 2013. As of December 31, 2014, we performed a similar sensitivity analysis on our fixed index annuity embedded derivatives and noted that a 100 basis point increase in interest rates resulted in an increase of $5 million.

The impact on our insurance liabilities is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity, of our variable rate debt were as follows as of December 31, 2014:

(Amounts in millions)	Principal amount	Weighted-average interest rate	Fair value (2)
Maturity: (1)
Non-recourse funding obligations:
River Lake Insurance Company, 2033	$1,005	1.41%	$751
River Lake Insurance Company II, 2035	676	0.95%	513
Rivermont Life Insurance Company I, 2050	315	2.16%	174

Total non-recourse funding obligations	1,996	1.51%	1,438
Floating rate junior notes, 2021 (3)	114	7.49%	119

Total floating rate debt	$2,110		$1,557

(1)	There are no maturities over the next five years.
(2)	The valuation methodology used is based on the then-current coupon, revalued based on the London Interbank Offered Rate rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.
(3)	Subordinated floating rate notes issued in June 2011 by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%.

As of December 31, 2013, the weighted-average interest rate on our non-recourse funding obligations was 1.50% based on $2,038 million of principal. The weighted-average interest rate on subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited was 7.65% based on $125 million of principal as of December 31, 2013.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $19 million based on our equity positions as of December 31, 2014, as compared to an estimated decline of $26 million under this model for the year ended December 31, 2013.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $39 million based on our equity market derivatives as of December 31, 2014, as compared to an estimated increase of $65 million under this model as of December 31, 2013. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $60 million based on our GMWB embedded derivative liabilities as of December 31, 2014, as compared to an estimated increase of $52 million under this model as of December 31, 2013. As of December 31, 2014, we performed a similar sensitivity analysis on our fixed index annuity embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $28 million.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2014, including the results of our international operations financial instruments designated and effective as hedges to identify assets and liabilities denominated in currencies other than their relevant functional currencies. Net unhedged exposures in each currency were then remeasured, generally assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would reduce our results, before taxes and noncontrolling interests, by approximately $69 million under this model for the years ended December 31, 2014 and 2013.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $8 million as of December 31, 2014, as compared to an estimated increase of $31 million under this model for the year ended December 31, 2013. The change in fair value of derivatives may not result in a direct impact to our income as a result of certain derivatives that may be designated as qualifying hedge relationships.

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

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2015

GENWORTH FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	December 31,
	2014	2013
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,447	$58,629
Equity securities available-for-sale, at fair value	282	341
Commercial mortgage loans	6,100	5,899
Restricted commercial mortgage loans related to securitization entities	201	233
Policy loans	1,501	1,434
Other invested assets	2,296	1,686
Restricted other invested assets related to securitization entities, at fair value	411	391

Total investments	73,238	68,613
Cash and cash equivalents	4,918	4,214
Accrued investment income	685	678
Deferred acquisition costs	5,042	5,278
Intangible assets	272	399
Goodwill	16	867
Reinsurance recoverable	17,346	17,219
Other assets	633	639
Separate account assets	9,208	10,138

Total assets	$111,358	$108,045

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$35,915	$33,705
Policyholder account balances	26,043	25,528
Liability for policy and contract claims	8,043	7,204
Unearned premiums	3,986	4,107
Other liabilities ($45 and $50 of other liabilities are related to securitization entities)	3,604	4,096
Borrowings related to securitization entities ($85 and $75 are carried at fair value)	219	242
Non-recourse funding obligations	1,996	2,038
Long-term borrowings	4,639	5,161
Deferred tax liability	908	206
Separate account liabilities	9,208	10,138

Total liabilities	94,561	92,425

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 585 million and 583 million shares issued as of December 31, 2014 and 2013, respectively; 497 million and 495 million shares outstanding as of December 31, 2014 and 2013, respectively	1	1
Additional paid-in capital	11,997	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,431	914
Net unrealized gains (losses) on other-than-temporarily impaired securities	22	12

Net unrealized investment gains (losses)	2,453	926

Derivatives qualifying as hedges	2,070	1,319
Foreign currency translation and other adjustments	(77)	297

Total accumulated other comprehensive income (loss)	4,446	2,542
Retained earnings	1,179	2,423
Treasury stock, at cost (88 million shares as of December 31, 2014 and 2013)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,923	14,393
Noncontrolling interests	1,874	1,227

Total stockholders’ equity	16,797	15,620

Total liabilities and stockholders’ equity	$111,358	$108,045

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2014	2013	2012
Revenues:
Premiums	$5,431	$5,148	$5,041
Net investment income	3,242	3,271	3,343
Net investment gains (losses)	(20)	(37)	27
Insurance and investment product fees and other	912	1,021	1,229

Total revenues	9,565	9,403	9,640

Benefits and expenses:
Benefits and other changes in policy reserves	6,620	4,895	5,378
Interest credited	737	738	775
Acquisition and operating expenses, net of deferrals	1,585	1,659	1,594
Amortization of deferred acquisition costs and intangibles	571	569	722
Goodwill impairment	849	—	89
Interest expense	479	492	476

Total benefits and expenses	10,841	8,353	9,034

Income (loss) from continuing operations before income taxes	(1,276)	1,050	606
Provision (benefit) for income taxes	(228)	324	138

Income (loss) from continuing operations	(1,048)	726	468
Income (loss) from discontinued operations, net of taxes	—	(12)	57

Net income (loss)	(1,048)	714	525
Less: net income attributable to noncontrolling interests	196	154	200

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$560	$325

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(2.51)	$1.16	$0.55

Diluted	$(2.51)	$1.15	$0.54

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(2.51)	$1.13	$0.66

Diluted	$(2.51)	$1.12	$0.66

Weighted-average common shares outstanding:
Basic	496.4	493.6	491.6

Diluted	496.4	498.7	494.4

Supplemental disclosures:
Total other-than-temporary impairments	$(9)	$(16)	$(62)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(9)	(44)

Net other-than-temporary impairments	(9)	(25)	(106)
Other investment gains (losses)	(11)	(12)	133

Total net investment gains (losses)	$(20)	$(37)	$27

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Years ended December 31,
	2014	2013	2012
Net income (loss)	$(1,048)	$714	$525

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,573	(1,817)	1,078
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	66	78
Derivatives qualifying as hedges	751	(590)	(100)
Foreign currency translation and other adjustments	(537)	(442)	126

Total other comprehensive income (loss)	1,797	(2,783)	1,182

Total comprehensive income (loss)	749	(2,069)	1,707
Less: comprehensive income attributable to noncontrolling interests	32	31	227

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$717	$(2,100)	$1,480

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

Initial sale of subsidiary shares to noncontrolling interests	—	(145)	(57)	—	—	(202)	713	511
Repurchase of subsidiary shares	—	—	—	—	—	—	(28)	(28)
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,244)	—	(1,244)	196	(1,048)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,539	—	—	1,539	34	1,573
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	10	—	—	10	—	10
Derivatives qualifying as hedges	—	—	751	—	—	751	—	751
Foreign currency translation and other adjustments	—	—	(339)	—	—	(339)	(198)	(537)

Total comprehensive income (loss)						717	32	749
Dividends to noncontrolling interests	—	—	—	—	—	—	(75)	(75)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	5	20

Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781

Repurchase of subsidiary shares	—	—	—	—	—	—	(43)	(43)
Comprehensive income (loss):
Net income	—	—	—	560	—	560	154	714
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(1,778)	—	—	(1,778)	(39)	(1,817)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	66	—	—	66	—	66
Derivatives qualifying as hedges	—	—	(590)	—	—	(590)	—	(590)
Foreign currency translation and other adjustments	—	—	(358)	—	—	(358)	(84)	(442)

Total comprehensive income (loss)						(2,100)	31	(2,069)
Dividends to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense and exercises and other	—	—	—	—	—	—	3	3

Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

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

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,048)	$714	$525
Less (income) loss from discontinued operations, net of taxes	—	12	(57)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of fixed maturity discounts and premiums and limited partnerships	(97)	(97)	(88)
Net investment (gains) losses	20	37	(27)
Charges assessed to policyholders	(777)	(812)	(801)
Acquisition costs deferred	(473)	(457)	(611)
Amortization of deferred acquisition costs and intangibles	571	569	722
Goodwill impairment	849	—	89
Deferred income taxes	(487)	(79)	82
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	206	(59)	191
Stock-based compensation expense	30	41	26
Change in certain assets and liabilities:
Accrued investment income and other assets	(129)	(43)	(68)
Insurance reserves	3,212	2,256	2,330
Current tax liabilities	(180)	288	(234)
Other liabilities, policy and contract claims and other policy-related balances	741	(1,039)	(1,166)
Cash from operating activities—discontinued operations	—	68	49

Net cash from operating activities	2,438	1,399	962

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	5,364	5,040	5,176
Commercial mortgage loans	765	896	891
Restricted commercial mortgage loans related to securitization entities	32	60	67
Proceeds from sales of investments:
Fixed maturity and equity securities	2,490	4,436	5,735
Purchases and originations of investments:
Fixed maturity and equity securities	(9,492)	(10,805)	(12,322)
Commercial mortgage loans	(967)	(873)	(692)
Other invested assets, net	(40)	89	416
Policy loans, net	12	242	(29)
Proceeds from sale of a subsidiary, net of cash transferred	—	365	77
Cash from investing activities—discontinued operations	—	(30)	(41)

Net cash from investing activities	(1,836)	(580)	(722)

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,993	2,999	2,810
Withdrawals from universal life and investment contracts	(2,588)	(3,269)	(2,781)
Redemption and repurchase of non-recourse funding obligations	(42)	(28)	(1,056)
Proceeds from the issuance of long-term debt	144	793	361
Repayment and repurchase of long-term debt	(621)	(365)	(322)
Repayment of borrowings related to securitization entities	(32)	(108)	(72)
Repurchase of subsidiary shares	(28)	(43)	—
Dividends paid to noncontrolling interests	(75)	(52)	(50)
Proceeds from the sale of subsidiary shares to noncontrolling interests	517	—	—
Other, net	(63)	(73)	54
Cash from financing activities—discontinued operations	—	(3)	(45)

Net cash from financing activities	205	(149)	(1,101)

Effect of exchange rate changes on cash and cash equivalents	(103)	(109)	26

Net change in cash and cash equivalents	704	561	(835)
Cash and cash equivalents at beginning of period	4,214	3,653	4,488

Cash and cash equivalents at end of period	4,918	4,214	3,653
Less cash and cash equivalents of discontinued operations at end of period	—	—	21

Cash and cash equivalents of continuing operations at end of period	$4,918	$4,214	$3,632

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

We have the following operating segments:

•	U.S. Life Insurance. We offer and manage a variety of insurance and fixed annuity products in the United States. Our primary products include long-term care insurance, life insurance and fixed annuities.

•	International Mortgage Insurance. We are a leading provider of mortgage insurance products and related services in Canada and Australia and also participate in select European and other countries. Our products predominantly insure prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We also selectively provide mortgage insurance on a structured, or bulk, basis that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans, also known as flow mortgage insurance. We selectively provide mortgage insurance on a bulk basis with essentially all of our bulk writings being prime-based. Additionally, we offer services, analytical tools and technology that enable lenders to operate efficiently and manage risk.

•	International Protection. We provide payment protection coverages (referred to as lifestyle protection) in multiple European countries and have operations in select other countries. Our lifestyle protection insurance products primarily help consumers meet specified payment obligations should they become unable to pay due to accident, illness, involuntary unemployment, disability or death.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). We no longer offer retail and group variable annuities but continue to service our existing blocks of business.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

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

To estimate the amount of other-than-temporary impairment attributed to credit losses on debt securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, we determine our best estimate of the present value of the cash flows expected to be collected from a security using the effective yield on the security prior to recording any other-than-temporary impairment. If the present value of the discounted cash flows is lower than the amortized cost of the security, the difference between the present value and amortized cost represents the credit loss associated with the security with the remaining difference between fair value and amortized cost recorded as a non-credit other-than-temporary impairment in OCI.

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

While the other-than-temporary impairment model for debt securities generally includes fixed maturity securities, there are certain hybrid securities that are classified as fixed maturity securities where the application of a debt impairment model depends on whether there has been any evidence of deterioration in credit of the issuer, such as a downgrade to below investment grade. Under certain circumstances, evidence of deterioration in credit of the issuer may result in the application of the equity securities impairment model.

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

Years Ended December 31, 2014, 2013 and 2012

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

f) Commercial Mortgage Loans

The carrying value of commercial mortgage loans is stated at original cost, net of principal payments, amortization and allowance for loan losses. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

effective yield basis over the term of the loan. Commercial mortgage loans are considered past due when contractual payments have not been received from the borrower by the required payment date.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

National Association of Insurance Commissioners (“NAIC”), U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of December 31, 2014 and 2013, the fair value of securities loaned under our securities lending program in the United States was $288 million and $191 million, respectively. As of December 31, 2014 and 2013, the fair value of collateral held under our securities lending program in the United States was $289 million and $187 million, respectively, and the offsetting obligation to return collateral of $299 million and $199 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of December 31, 2014 and 2013.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of December 31, 2014 and 2013, the fair value of securities loaned under our securities lending program in Canada was $371 million and $229 million, respectively.

h) Repurchase Agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2014 and 2013, the fair value of securities pledged under the repurchase program was $592 million and $890 million, respectively, and the repurchase obligation of $553 million and $919 million, respectively, was included in other liabilities in the consolidated balance sheets.

i) Cash and Cash Equivalents

Certificates of deposit, money market funds and other time deposits with original maturities of 90 days or less are considered cash equivalents in the consolidated balance sheets and consolidated statements of cash flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are considered short-term investments.

j) Deferred Acquisition Costs

Acquisition costs include costs that are directly related to the successful acquisition of new or renewal insurance contracts. Acquisition costs are deferred and amortized to the extent they are recoverable from future profits.

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions and for contracts issued, certain other costs such as underwriting, medical inspection and issuance

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

expenses. DAC for traditional long-duration insurance contracts, including term life and long-term care insurance, is amortized as a level percentage of premiums based on assumptions, including, investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract is issued. Amortization is adjusted each period to reflect actual lapse or termination rates.

Amortization for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for changes in underlying assumptions relating to future gross profits. Estimates of gross profits for DAC amortization are based on assumptions including interest rates, policyholder persistency or lapses, insured life expectancy or longevity and expenses.

Short-Duration Contracts. Acquisition costs primarily consist of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review our assumptions and test DAC for recoverability at least annually. For deferred annuity and universal life insurance contracts, if the present value of expected future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For traditional long-duration and short-duration contracts, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. See note 6 for additional information related to DAC including loss recognition and recoverability.

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

We regularly review our PVFP assumptions and periodically test PVFP for recoverability similar to our treatment of DAC. See note 7 for additional information related to PVFP including loss recognition and recoverability.

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

Years Ended December 31, 2014, 2013 and 2012

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

The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance and expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions. Additionally, the discount rate used in our discounted cash flow approach is based on management’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows.

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

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

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

The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us was recorded in cash and cash equivalents with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash collateral that is not recognized in our balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2014 and 2013, the fair value of non-cash collateral received was $287 million and $70 million, respectively, and the underlying assets were not sold or re-pledged. Additionally, we have pledged $49 million and $394 million of fixed maturity securities as of December 31, 2014 and 2013, respectively. We have not pledged any cash as collateral to derivative counterparties. Fixed maturity securities that we pledge as collateral remain on our balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

p) Insurance Reserves

Future Policy Benefits

The liability for future policy benefits is equal to the present value of expected benefits and expenses less the present value of expected future net premiums based on assumptions, including, investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, all of which are locked-in at the time the policies are issued or acquired. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used.

The liability for future policy benefits is evaluated at least annually to determine if a premium deficiency exists. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. If the liability for future policy benefits plus the current present value of expected future premiums are less than the current present value of expected future benefits and expenses (including any unamortized DAC), a charge to income is recorded for accelerated DAC amortization and, if necessary, a premium deficiency reserve is established. If a charge is recorded, DAC amortization and the liability for future policy benefits are measured using updated assumptions, which become the new locked-in assumptions utilized going forward unless another premium deficiency charge is recorded. Our estimates of future premiums used in loss recognition testing for our long-term care insurance business include assumptions for significant premium rate increases that have been filed and approved or are anticipated to be approved. Beginning in the fourth quarter of 2014, estimates of future premiums also include significant anticipated (but not yet filed) future rate increases or benefit reductions. These anticipated future increases are based on our best estimate of the rate increases we expect to obtain, considering, among other factors, our historical experience from prior rate increase approvals and based on our best estimate of expected claim costs.

We are also required to accrue additional future policy benefit reserves when the overall reserve is adequate, but profits are projected in earlier years followed by losses projected in later years. When this pattern of profits followed by losses exists, we increase reserves in the profitable years by the amounts necessary to offset losses in later years.

For long-term care insurance products, benefit reductions are treated as partial lapse of coverage with the balance of our future policy benefits and deferred acquisition costs both reduced in proportion to the reduced coverage. For level premium term life insurance products, we floor the liability for future policy benefits on each policy at zero.

Estimates and actuarial assumptions used for establishing the liability for future policy benefits and in loss recognition testing involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have material impacts on our liability for future policy benefits and net

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

income (loss). Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition. The risk that our claims experience may differ significantly from our pricing and valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing and locked-in valuation assumptions have been established.

Policyholder Account Balances

The liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date for investment-type and universal life insurance contracts. We are also required to establish additional benefit reserves for guarantees or product features in addition to the contract value where the additional benefit reserves are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future experience.

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

q) Liability for Policy and Contract Claims

The liability for policy and contract claims, or claim reserves, represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (a) claims that have been reported to the insurer; (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims.

Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss). Estimates and actuarial assumptions used for establishing the liability for policy and contract claims involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have material impacts on our liability for policy and contract claims and net income (loss). Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.

The liability for policy and contract claims for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

that have occurred on or before the end of the respective reporting period. Key assumptions include investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. Both claim termination rates and benefit utilization rates are influenced by, among other things, gender, age at claim, diagnosis, type of care needed, benefit period, and daily benefit amount. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.

The liabilities for our mortgage insurance policies represent our best estimates of the liabilities at the time based on known facts, trends and other external factors, including economic conditions, housing prices and employment rates. For our mortgage insurance policies, reserves for losses and loss adjustment expenses are based on notices of mortgage loan defaults and estimates of defaults that have been incurred but have not been reported by loan servicers, using assumptions of claim rates for loans in default and the average amount paid for loans that result in a claim. As is common accounting practice in the mortgage insurance industry and in accordance with U.S. GAAP, we begin to provide for the ultimate claim payment relating to a potential claim on a defaulted loan when the status of that loan first goes delinquent. Over time, as the status of the underlying delinquent loans move toward foreclosure and the likelihood of the associated claim loss increases, the amount of the loss reserves associated with the potential claims may also increase.

Management considers the liability for policy and contract claims provided to be satisfactory to cover the losses that have occurred. Management monitors actual experience, and where circumstances warrant, will revise its assumptions. The methods of determining such estimates and establishing the reserves are reviewed periodically and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

r) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2014, 2013 and 2012, we updated our premium recognition factors for our international mortgage insurance business. These updates included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2014, 2013 and 2012, adjustments associated with this update resulted in an increase in earned premiums of $6 million, $12 million and $36 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that we cannot positively assert that some or all undistributed income will be invested in the foreseeable future, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

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

Investment Companies

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

Benchmarking Interest Rates Used When Applying Hedge Accounting

In July 2013, we adopted new accounting guidance to provide additional flexibility in the benchmark interest rates used when applying hedge accounting. The new guidance permits the use of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes and removes certain restrictions on being able to apply hedge accounting for similar hedges using different benchmark interest rates. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Testing Indefinite-Lived Intangible Assets For Impairment

On October 1, 2012, we adopted new accounting guidance on testing indefinite-lived intangible assets for impairment. The new guidance permits the use of a qualitative assessment prior to, and potentially instead of, the quantitative impairment test for indefinite-lived intangible assets. The adoption of this accounting guidance did not have an impact on our consolidated financial statements.

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

Repurchase Agreements and Other Agreements

On January 1, 2012, we adopted new accounting guidance related to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removed the requirement to consider a transferor’s ability to fulfill its contractual rights from the criteria used to determine effective control and was effective for us prospectively. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

y) Accounting Pronouncements Not Yet Adopted

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to measuring the financial assets and financial liabilities of a consolidated collateralized financing entity. The guidance is intended to address the accounting for the measurement difference between the fair value of financial assets and the fair value of financial liabilities of a collateralized financing entity. The new guidance provides an alternative whereby a reporting entity could measure the financial assets and financial liabilities of the collateralized financing entity in its consolidated financial statements using the more observable of the fair values. This guidance is effective for us on January 1, 2016, with early adoption permitted as of the beginning of an annual reporting period. We plan to early adopt this new guidance during the first quarter of 2015 and do not expect any impact on our consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The guidance also includes disclosure requirements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

that provide information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for us on January 1, 2017 and early adoption is not permitted. Although insurance contracts are specifically excluded from this new guidance, we have minor services that may be subject to the new revenue recognition guidance. In addition, there is uncertainty whether mortgage insurance and investment contracts are subject to this new guidance, which could result in a significant change in revenue recognition for these contracts. As such, we are still in the process of evaluating the impact, if any, the guidance may have on our consolidated financial statements.

In January 2014, the FASB issued new accounting guidance related to the accounting for investments in affordable housing projects that qualify for the low-income housing tax credit. The new guidance permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax benefits received and recognize the net investment performance as a component of income tax expense (called the proportional amortization method) if certain conditions are met. The new guidance requires use of the equity method or cost method for investments in qualified affordable housing projects not accounted for using the proportional amortization method. This new guidance will be effective for us and we will adopt the guidance on January 1, 2015. We do not expect this new guidance to have a material impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

(Amounts in millions, except per share amounts)	2014	2013	2012
Weighted-average common shares used in basic earnings (loss) per common share calculations	496.4	493.6	491.6
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	5.1	2.8

Weighted-average common shares used in diluted earnings (loss) per common share calculations (1)	496.4	498.7	494.4

Income (loss) from continuing operations:
Income (loss) from continuing operations	$(1,048)	$726	$468
Less: income from continuing operations attributable to noncontrolling interests	196	154	200

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$572	$268

Basic per common share	$(2.51)	$1.16	$0.55

Diluted per common share	$(2.51)	$1.15	$0.54

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$—	$(12)	$57
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$—	$(12)	$57

Basic per common share	$—	$(0.02)	$0.12

Diluted per common share	$—	$(0.02)	$0.12

Net income (loss):
Income (loss) from continuing operations	$(1,048)	$726	$468
Income (loss) from discontinued operations, net of taxes	—	(12)	57

Net income (loss)	(1,048)	714	525
Less: net income attributable to noncontrolling interests	196	154	200

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$560	$325

Basic per common share	$(2.51)	$1.13	$0.66

Diluted per common share	$(2.51)	$1.12	$0.66

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the year ended December 31, 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 5.6 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Fixed maturity securities—taxable	$2,631	$2,642	$2,666
Fixed maturity securities—non-taxable	12	9	11
Commercial mortgage loans	333	335	340
Restricted commercial mortgage loans related to securitization entities (1)	14	23	32
Equity securities	14	17	19
Other invested assets (2)	174	185	206
Restricted other invested assets related to securitization entities (1)	5	4	1
Policy loans	129	129	123
Cash, cash equivalents and short-term investments	24	20	35

Gross investment income before expenses and fees	3,336	3,364	3,433
Expenses and fees	(94)	(93)	(90)

Net investment income	$3,242	$3,271	$3,343

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $8 million, $13 million and $21 million of net investment income related to trading securities for the years ended December 31, 2014, 2013 and 2012, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Available-for-sale securities:
Realized gains	$74	$176	$172
Realized losses	(46)	(184)	(143)

Net realized gains (losses) on available-for-sale securities	28	(8)	29

Impairments:
Total other-than-temporary impairments	(9)	(16)	(62)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	(9)	(44)

Net other-than-temporary impairments	(9)	(25)	(106)

Trading securities	39	(23)	21
Commercial mortgage loans	11	4	4
Net gains (losses) related to securitization entities (1)	16	69	81
Derivative instruments (2)	(103)	(49)	4
Contingent consideration adjustment	(2)	—	(6)
Other	—	(5)	—

Net investment gains (losses)	$(20)	$(37)	$27

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2014, 2013 and 2012 was $873 million, $1,794 million and $1,491 million, respectively, which was approximately 95%, 91% and 92%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Beginning balance	$101	$387	$646
Additions:
Other-than-temporary impairments not previously recognized	1	4	16
Increases related to other-than-temporary impairments previously recognized	1	11	55
Reductions:
Securities sold, paid down or disposed	(20)	(301)	(330)

Ending balance	$83	$101	$387

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2014	2013	2012
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$5,560	$2,346	$6,086
Equity securities	32	23	34
Other invested assets	(2)	(4)	(8)

Subtotal	5,590	2,365	6,112
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(1,656)	(869)	(1,925)
Income taxes, net	(1,372)	(517)	(1,457)

Net unrealized investment gains (losses)	2,562	979	2,730
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	109	53	92

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,453	$926	$2,638

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Beginning balance	$926	$2,638	$1,485
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	3,244	(3,780)	2,318
Adjustment to DAC	(172)	248	(159)
Adjustment to PVFP	(66)	95	(6)
Adjustment to sales inducements	(15)	40	(33)
Adjustment to benefit reserves	(534)	673	(424)
Provision for income taxes	(862)	952	(590)

Change in unrealized gains (losses) on investment securities	1,595	(1,772)	1,106
Reclassification adjustments to net investment (gains) losses, net of taxes of $7, $(12) and $(27)	(12)	21	50

Change in net unrealized investment gains (losses)	1,583	(1,751)	1,156
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	56	(39)	3

Ending balance	$2,453	$926	$2,638

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(d) Fixed Maturity and Equity Securities

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other- than- temporarily impaired	Other- than- temporarily impaired	Not other- than- temporarily impaired	Other- than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
Tax-exempt	347	29	—	(14)	—	362
Government—non-U.S.	1,952	156	—	(2)	—	2,106
U.S. corporate	24,251	3,017	20	(88)	—	27,200
Corporate—non-U.S.	14,214	1,015	—	(97)	—	15,132
Residential mortgage-backed	4,881	362	15	(17)	(1)	5,240
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	56,950	5,740	40	(282)	(1)	62,447
Equity securities	253	36	—	(7)	—	282

Total available-for-sale securities	$57,203	$5,776	$40	$(289)	$(1)	$62,729

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$75	$(1)	10	$75	$(1)	10
Tax-exempt	—	—	—	111	(14)	10	111	(14)	10
Government—non-U.S.	67	(1)	18	22	(1)	4	89	(2)	22
U.S. corporate	1,656	(31)	240	1,359	(57)	210	3,015	(88)	450
Corporate—non-U.S.	1,568	(69)	239	515	(28)	70	2,083	(97)	309
Residential mortgage-backed	180	(1)	24	254	(17)	90	434	(18)	114
Commercial mortgage-backed	163	—	21	362	(9)	49	525	(9)	70
Other asset-backed	1,551	(12)	215	487	(42)	55	2,038	(54)	270

Subtotal, fixed maturity securities	5,185	(114)	757	3,185	(169)	498	8,370	(283)	1,255
Equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,215	$(117)	803	$3,233	$(173)	504	$8,448	$(290)	1,307

% Below cost—fixed maturity securities:
<20% Below cost	$5,148	$(103)	753	$3,054	$(115)	477	$8,202	$(218)	1,230
20%-50% Below cost	37	(11)	4	131	(53)	15	168	(64)	19
>50% Below cost	—	—	—	—	(1)	6	—	(1)	6

Total fixed maturity securities	5,185	(114)	757	3,185	(169)	498	8,370	(283)	1,255

% Below cost—equity securities:
<20% Below cost	26	(2)	40	48	(4)	6	74	(6)	46
20%-50% Below cost	4	(1)	6	—	—	—	4	(1)	6

Total equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,215	$(117)	803	$3,233	$(173)	504	$8,448	$(290)	1,307

Investment grade	$4,623	$(75)	675	$2,936	$(146)	431	$7,559	$(221)	1,106
Below investment grade (2)	592	(42)	128	297	(27)	73	889	(69)	201

Total for securities in an unrealized loss position	$5,215	$(117)	803	$3,233	$(173)	504	$8,448	$(290)	1,307

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to lower credit ratings since acquisition for corporate securities across various industry sectors and an increase in U.S. Treasury yields since these securities were purchased. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 2% as of December 31, 2014.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $115 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “A-” and approximately 86% of the unrealized losses were related to investment grade securities as of December 31, 2014. These unrealized losses were attributable to the lower credit ratings for these securities since acquisition, primarily associated with corporate securities in the finance and insurance and utilities and energy sectors and structured securities, in addition to U.S. government, agencies and government-sponsored enterprises securities resulting from an increase in U.S. Treasury yields since these securities were purchased. The average fair value percentage below cost for these securities was approximately 4% as of December 31, 2014. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of December 31, 2014:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Tax-exempt	$10	$(3)	1%	1	$—	$—	—%	—
U.S. corporate	25	(10)	3	1	—	—	—	—
Structured securities:
Residential mortgage-backed	5	(4)	1	3	—	—	—	—
Other asset-backed	71	(26)	9	4	—	—	—	—

Total structured securities	76	(30)	10	7	—	—	—	—

Total	$111	$(43)	14%	9	$—	$—	—%	—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate	$8	$(2)	1%	1	$—	$—	—%	—
Corporate—non-U.S.	3	(2)	1	1	—	—	—	—
Structured securities:
Residential mortgage-backed	—	—	—	—	—	(1)	—	6
Other asset-backed	9	(6)	2	4	—	—	—	—

Total structured securities	9	(6)	2	4	—	(1)	—	6

Total	$20	$(10)	4%	6	$—	$(1)	—%	6

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Structured Securities

Of the $37 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $1 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of December 31, 2014.

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

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The scheduled maturity distribution of fixed maturity securities as of December 31, 2014 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,307	$2,326
Due after one year through five years	10,858	11,410
Due after five years through ten years	11,888	12,496
Due after ten years	20,717	24,568

Subtotal	45,770	50,800
Residential mortgage-backed	4,881	5,240
Commercial mortgage-backed	2,564	2,702
Other asset-backed	3,735	3,705

Total	$56,950	$62,447

As of December 31, 2014, $6,713 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of December 31, 2014, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 24%, 19% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2014, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2014 and 2013, $49 million and $50 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2014		2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,150	35%	$2,073	35%
Office	1,643	27	1,558	26
Industrial	1,597	26	1,581	27
Apartments	494	8	491	8
Mixed use/other	239	4	229	4

Subtotal	6,123	100%	5,932	100%

Unamortized balance of loan origination fees and costs	(1)		—
Allowance for losses	(22)		(33)

Total	$6,100		$5,899

	2014		2013
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,673	27%	$1,535	26%
Pacific	1,636	27	1,590	27
Middle Atlantic	826	14	828	14
Mountain	536	9	478	8
East North Central	397	7	404	7
West North Central	382	6	377	6
West South Central	268	4	241	4
New England	264	4	337	6
East South Central	141	2	142	2

Subtotal	6,123	100%	5,932	100%

Unamortized balance of loan origination fees and costs	(1)		—
Allowance for losses	(22)		(33)

Total	$6,100		$5,899

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,150	$2,150
Office	—	—	6	6	1,637	1,643
Industrial	—	—	2	2	1,595	1,597
Apartments	—	—	—	—	494	494
Mixed use/other	—	—	—	—	239	239

Total recorded investment	$—	$—	$8	$8	$6,115	$6,123

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	2013
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$10	$10	$2,063	$2,073
Office	—	—	6	6	1,552	1,558
Industrial	2	2	16	20	1,561	1,581
Apartments	—	—	—	—	491	491
Mixed use/other	1	—	—	1	228	229

Total recorded investment	$3	$2	$32	$37	$5,895	$5,932

% of total commercial mortgage loans	—%	—%	1%	1%	99%	100%

As of December 31, 2014 and 2013, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of December 31, 2014 and 2013.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of December 31, 2014 and 2013, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the years ended December 31, 2014 and 2013, we modified or extended 28 and 33 commercial mortgage loans, respectively, with a total carrying value of $254 million and $165 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Allowance for credit losses:
Beginning balance	$33	$42	$51
Charge-offs	(1)	(2)	(2)
Recoveries	—	—	—
Provision	(10)	(7)	(7)

Ending balance	$22	$33	$42

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$22	$33	$42

Recorded investment:
Ending balance	$6,123	$5,932	$5,912

Ending balance of individually impaired loans	$15	$2	$—

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,108	$5,930	$5,912

As of December 31, 2014, we had individually impaired commercial mortgage loans included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million, charge-offs of $1 million and an average recorded investment of $15 million. As of December 31, 2013, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $2 million, an unpaid principal balance of $3 million, charge-offs of $1 million and an average recorded investment of $2 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of December 31:

	2014
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$671	$419	$967	$75	$18	$2,150
Office	383	278	782	164	36	1,643
Industrial	451	285	778	60	23	1,597
Apartments	211	76	199	8	—	494
Mixed use/other	45	43	145	6	—	239

Total recorded investment	$1,761	$1,101	$2,871	$313	$77	$6,123

% of total	29%	18%	47%	5%	1%	100%

Weighted-average debt service coverage ratio	2.27	1.75	1.61	1.02	0.72	1.78

(1)	Included $15 million of impaired loans, $6 million of loans past due and not individually impaired and $56 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 120%.

	2013
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$596	$336	$1,024	$95	$22	$2,073
Office	397	191	716	191	63	1,558
Industrial	430	237	748	146	20	1,581
Apartments	201	86	176	27	1	491
Mixed use/other	71	36	110	12	—	229

Total recorded investment	$1,695	$886	$2,774	$471	$106	$5,932

% of total	28%	15%	47%	8%	2%	100%

Weighted-average debt service coverage ratio	2.14	1.79	1.66	1.03	0.63	1.75

(1)	Included $2 million of impaired loans, $5 million of loans past due and not individually impaired and $99 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 119%.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2014
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$80	$253	$524	$870	$423	$2,150
Office	119	101	247	780	389	1,636
Industrial	158	142	246	706	343	1,595
Apartments	1	48	88	186	171	494
Mixed use/other	6	1	61	135	36	239

Total recorded investment	$364	$545	$1,166	$2,677	$1,362	$6,114

% of total	6%	9%	19%	44%	22%	100%

Weighted-average loan-to-value	77%	64%	64%	59%	45%	59%

	2013
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$106	$314	$374	$779	$399	$1,972
Office	131	181	225	637	376	1,550
Industrial	195	100	270	721	295	1,581
Apartments	3	31	107	187	163	491
Mixed use/other	16	9	32	106	66	229

Total recorded investment	$451	$635	$1,008	$2,430	$1,299	$5,823

% of total	8%	11%	17%	42%	22%	100%

Weighted-average loan-to-value	80%	68%	63%	60%	43%	59%

As of December 31, 2014 and 2013, we had floating rate commercial mortgage loans of $9 million and $109 million, respectively.

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

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		2014	2013		2014	2013
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$639	$121	Other liabilities	$27	$569
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	42	60
Foreign currency swaps	Other invested assets	6	4	Other liabilities	—	2
Forward bond purchase commitments	Other invested assets	—	—	Other liabilities	—	13

Total cash flow hedges		645	125		69	644

Fair value hedges:
Interest rate swaps	Other invested assets	—	1	Other liabilities	—	—

Total fair value hedges		—	1		—	—

Total derivatives designated as hedges		645	126		69	644

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	452	314	Other liabilities	177	6
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	26	16
Credit default swaps	Other invested assets	4	11	Other liabilities	—	—
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	17	32
Foreign currency swaps	Other invested assets	—	—	Other liabilities	7	—
Equity index options	Other invested assets	17	12	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	1	1
Other foreign currency contracts	Other invested assets	14	8	Other liabilities	13	4
GMWB embedded derivatives	Reinsurance recoverable (2)	13	(1)	Policyholder account balances (3)	291	96
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (4)	276	143
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (5)	7	—

Total derivatives not designated as hedges		500	344		815	298

Total derivatives		$1,145	$470		$884	$942

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(5)	Represents the embedded derivatives associated with our indexed universal life liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The fair value of derivative positions presented above was not offset by the respective collateral amounts received or provided under these agreements.

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

(Notional in millions)	Measurement	December 31, 2013	Additions	Maturities/ terminations	December 31, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$13,926	$—	$(1,965)	$11,961
Inflation indexed swaps	Notional	561	15	(5)	571
Foreign currency swaps	Notional	35	—	—	35
Forward bond purchase commitments	Notional	237	—	(237)	—

Total cash flow hedges		14,759	15	(2,207)	12,567

Fair value hedges:
Interest rate swaps	Notional	6	—	(6)	—

Total fair value hedges		6	—	(6)	—

Total derivatives designated as hedges		14,765	15	(2,213)	12,567

Derivatives not designated as hedges
Interest rate swaps	Notional	4,822	508	(256)	5,074
Interest rate swaps related to securitization entities (1)	Notional	91	—	(14)	77
Credit default swaps	Notional	639	5	(250)	394
Credit default swaps related to securitization entities (1)	Notional	312	—	—	312
Equity index options	Notional	777	1,276	(1,059)	994
Financial futures	Notional	1,260	5,723	(5,652)	1,331
Equity return swaps	Notional	110	231	(233)	108
Foreign currency swaps	Notional	—	104	—	104
Other foreign currency contracts	Notional	487	788	(850)	425

Total derivatives not designated as hedges		8,498	8,635	(8,314)	8,819

Total derivatives		$23,263	$8,650	$(10,527)	$21,386

(1)	See note 18 for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2013	Additions	Maturities/ terminations	December 31, 2014
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	42,045	—	(3,030)	39,015
Fixed index annuity embedded derivatives	Policies	7,705	6,436	(240)	13,901
Indexed universal life embedded derivatives	Policies	29	394	(2)	421

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$1,229	$63	Net investment income	$15	Net investment gains (losses)
Interest rate swaps hedging assets	—	2	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(69)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	17	(9)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	4	—	Interest expense	—	Net investment gains (losses)
Forward bond purchase commitments	34	—	Net investment income	—	Net investment gains (losses)

Total	$1,215	$57		$15

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Derivatives qualifying as effective accounting hedges as of January 1	$1,319	$1,909	$2,009
Current period increases (decreases) in fair value, net of deferred taxes of $(427), $305 and $38	788	(561)	(77)
Reclassification to net (income) loss, net of deferred taxes of $20, $16 and $12	(37)	(29)	(23)

Derivatives qualifying as effective accounting hedges as of December 31	$2,070	$1,319	$1,909

The total of derivatives designated as cash flow hedges of $2,070 million, net of taxes, recorded in stockholders’ equity as of December 31, 2014 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $57 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. There were immaterial amounts reclassified to net income (loss) during the years ended December 31, 2014, 2013 and 2012 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2014.

The following table provides information about the pre-tax income (loss) effects of fair value hedges and related hedged items for the year ended December 31, 2013:

	Derivative instrument				Hedged item
(Amounts in millions)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)	Other impacts to net income (loss)	Classification of other impacts to net income (loss)	Gain (loss) recognized in net income (loss)	Classification of gain (losses) recognized in net income (loss)
Interest rate swaps hedging liabilities	$(11)	Net investment gains (losses)	$13	Interest credited	$11	Net investment gains (losses)
Foreign currency swaps	(31)	Net investment gains (losses)	—	Interest credited	31	Net investment gains (losses)

Total	$(42)		$13		$42

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2014	2013	2012	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$1	$(7)	$21	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(9)	9	(4)	Net investment gains (losses)
Credit default swaps	1	14	57	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	19	77	76	Net investment gains (losses)
Equity index options	(31)	(43)	(58)	Net investment gains (losses)
Financial futures	90	(232)	(121)	Net investment gains (losses)
Equity return swaps	5	(33)	(37)	Net investment gains (losses)
Other foreign currency contracts	(4)	6	(19)	Net investment gains (losses)
Foreign currency swaps	(7)	—	—	Net investment gains (losses)
Reinsurance embedded derivatives	—	—	3	Net investment gains (losses)
GMWB embedded derivatives	(147)	277	170	Net investment gains (losses)
Fixed index annuity embedded derivatives	(27)	(18)	(1)	Net investment gains (losses)
Indexed universal life embedded derivatives	(1)	—	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(110)	$50	$87

(1)	See note 18 for additional information related to consolidated securitization entities.

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2014			2013
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,157	$273	$884	$496	$662	$(166)
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,157	273	884	496	662	(166)
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(227)	(227)	—	(286)	(286)	—
Collateral received	(884)	—	(884)	(199)	—	(199)
Collateral pledged	—	(49)	49	—	(394)	394
Over collateralization	1	5	(4)	16	23	(7)

Net amount	$47	$2	$45	$27	$5	$22

(1)	Included $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of December 31, 2014 and 2013.
(2)	Included $6 million and $7 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of December 31, 2014 and 2013, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2014 and 2013, we could have been allowed to claim $47 million and $27 million, respectively, or required to disburse up to $2 million and $5 million, respectively. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	2014			2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	1	—	39	1	—

Total credit default swaps on single name reference entities	$39	$1	$—	$39	$1	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2014			2013
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$1	$—	$100	$3	$—
9% - 12% matures in less than one year (2)	250	2	—	—	—	—
9% - 12% matures after one year through five years (2)	—	—	—	250	5	—
10% - 15% matures in less than one year (3)	—	—	—	250	2	—

Total credit default swap index tranches	350	3	—	600	10	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (4)	12	—	—	12	—	1
Portion backing our interest maturing 2017 (5)	300	—	17	300	—	31

Total customized credit default swap index tranches related to securitization entities	312	—	17	312	—	32

Total credit default swaps on index tranches	$662	$3	$17	$912	$10	$32

(1)	The current attachment/detachment as of December 31, 2014 and 2013 was 7% – 15%.
(2)	The current attachment/detachment as of December 31, 2014 and 2013 was 9% – 12%.
(3)	The current attachment/detachment as of December 31, 2014 and 2013 was 10% – 15%.
(4)	Original notional value was $39 million.
(5)	Original notional value was $300 million.

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Unamortized balance as of January 1	$5,454	$5,460	$5,458
Impact of foreign currency translation	(44)	(12)	9
Costs deferred	473	457	611
Amortization, net of interest accretion	(493)	(451)	(618)

Unamortized balance as of December 31	5,390	5,454	5,460
Accumulated effect of net unrealized investment (gains) losses	(348)	(176)	(424)

Balance as of December 31	$5,042	$5,278	$5,036

We regularly review DAC to determine if it is recoverable from future income. As of December 31, 2014 and 2013, we believe all of our businesses have sufficient future income and therefore the related DAC is

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

recoverable. As part of a life block transaction in the third quarter of 2012, we recorded $39 million of additional DAC amortization to reflect loss recognition on certain term life insurance policies under a reinsurance treaty. As of December 31, 2012, we believed all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

In the first quarter of 2012, we also wrote off $142 million of DAC associated with certain term life insurance policies under a new reinsurance treaty as part of a life block transaction. The write-off was included in amortization, net of interest accretion.

(7) Intangible Assets

The following table presents our intangible assets as of December 31:

	2014		2013
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$1,995	$(1,917)	$2,061	$(1,900)
Capitalized software	736	(604)	704	(545)
Deferred sales inducements to contractholders	209	(153)	195	(123)
Other	55	(49)	54	(47)

Total	$2,995	$(2,723)	$3,014	$(2,615)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2014, 2013 and 2012 was $78 million, $118 million and $104 million, respectively. Amortization expense related to deferred sales inducements of $30 million, $24 million and $29 million, respectively, for the years ended December 31, 2014, 2013 and 2012 was included in benefits and other changes in policy reserves.

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Unamortized balance as of January 1	$246	$297	$339
Interest accreted at 5.89%, 5.52% and 5.66%	14	15	18
Amortization	(31)	(66)	(60)

Unamortized balance as of December 31	229	246	297
Accumulated effect of net unrealized investment (gains) losses	(151)	(85)	(180)

Balance as of December 31	$78	$161	$117

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. During the fourth quarter of 2014, the loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency. As a result, we wrote off the entire PVFP balance for our long-term care insurance business of $6 million through amortization with a corresponding change to net unrealized investment gains (losses). The results of the test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

benefit utilization rates. As of December 31, 2014, we believe all of our other businesses have sufficient future income and therefore the related PVFP is recoverable. For the years ended December 31, 2013 and 2012, there were no charges to income as a result of our PVFP recoverability testing.

The percentage of the December 31, 2014 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2015	9.1%
2016	11.1%
2017	9.5%
2018	7.7%
2019	6.2%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(8) Goodwill And Dispositions

Goodwill

The following is a summary of our goodwill balance by segment and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	U.S. Life Insurance	International Mortgage Insurance	U.S. Mortgage Insurance	International Protection	Runoff	Corporate and Other	Total
Balance as of December 31, 2012:
Gross goodwill	$1,034	$19	$22	$89	$70	$29	$1,263
Accumulated impairment losses	(185)	—	(22)	(89)	(70)	(29)	(395)

Goodwill	849	19	—	—	—	—	868

Foreign exchange translation	—	(1)	—	—	—	—	(1)

Balance as of December 31, 2013:
Gross goodwill	1,034	18	22	89	70	—	1,233
Accumulated impairment losses	(185)	—	(22)	(89)	(70)	—	(366)

Goodwill	849	18	—	—	—	—	867

Impairment losses	(849)	—	—	—	—	—	(849)
Foreign exchange translation	—	(2)	—	—	—	—	(2)

Balance as of December 31, 2014:
Gross goodwill	1,034	16	22	89	70	—	1,231
Accumulated impairment losses	(1,034)	—	(22)	(89)	(70)	—	(1,215)

Goodwill	$—	$16	$—	$—	$—	$—	$16

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Goodwill impairments

During 2014, we recorded goodwill impairments of $849 million in our U.S. Life Insurance segment, including $354 million for our long-term care insurance reporting unit and $495 million for our life insurance reporting unit.

For the first half of 2014, overall market sales for the long-term care insurance industry declined approximately 30% as compared to the same period last year. Given these trends, our annual sales projections included in our determination of fair value for our long-term care insurance reporting unit were lower than the prior year’s goodwill testing analysis. Based on the fair value of projected new business for our long-term care insurance reporting unit, we recorded a goodwill impairment of $200 million during the third quarter of 2014, with the remaining goodwill balance of $154 million deemed recoverable as of September 30, 2014 based on our determination of implied goodwill.

During the third quarter of 2014, in connection with our strategic planning process, we revisited our prior strategy of focusing on term life insurance, given the capital-intensive nature of the product and our revised capital plan. We are in the process of transitioning to higher return permanent products, including universal life insurance, indexed universal life insurance and linked-benefit products. Given this transition, our annual sales projections included in the determination of fair value for our life insurance reporting unit were significantly lower than sales levels expected in prior year’s goodwill testing analysis. Based on the fair value of projected new business for our life insurance reporting unit, we recorded a goodwill impairment of $350 million during the third quarter of 2014, with the remaining goodwill balance of $145 million deemed recoverable as of September 30, 2014 based on our determination of implied goodwill.

During the fourth quarter of 2014 and in connection with the preparation of the financial statements, due to negative actions taken by rating agencies and suspension of sales by certain distributors, we performed an interim goodwill impairment analysis for our long-term care and life insurance businesses. As a result of current market conditions, decreases in sales projections from negative rating actions and overall uncertainty created as a result of the recent long-term care insurance reserve increases, we recorded a goodwill impairment of $154 million in our long-term care insurance business and $145 million in our life insurance business. The goodwill impairments reduced the goodwill balances of these businesses to zero. The current uncertainty associated with the level and value of new business that a market participant would place on our long-term care and life insurance businesses resulted in concluding the goodwill balances were no longer recoverable.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Dispositions

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

As of December 31, 2014, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements issued prior to 2004, substantially all of our in-force blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company USA. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2014 and 2013, we had a reinsurance recoverable of $14,494 million and $14,622 million, respectively, associated with those Reinsurance Transactions.

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

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We had pledged fixed maturity securities and commercial mortgage loans of $8,737 million and $544 million, respectively, as of December 31, 2014 and $7,823 million and $603 million, respectively, as of December 31, 2013 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Under the terms of certain reinsurance agreements that our international insurance subsidiaries have with external parties, we deposited $33 million of assets in an authorized account for the benefit of the external reinsurers. These pledged assets support the reserves and certain expenses in accordance with the reinsurance agreement.

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2014	2013	2012
Direct life insurance in-force	$701,797	$708,271	$730,016
Amounts assumed from other companies	935	1,070	1,148
Amounts ceded to other companies (1)	(393,244)	(313,593)	(331,909)

Net life insurance in-force	$309,488	$395,748	$399,255

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2014	2013	2012	2014	2013	2012
Direct:
Life insurance	$1,241	$1,199	$1,284	$1,257	$1,214	$1,304
Accident and health insurance	3,063	2,944	2,853	3,087	2,945	2,840
Property and casualty insurance	108	97	95	97	85	84
Mortgage insurance	1,814	1,682	1,720	1,588	1,608	1,645

Total direct	6,226	5,922	5,952	6,029	5,852	5,873

Assumed:
Life insurance	45	9	9	39	8	7
Accident and health insurance	568	403	419	559	414	440
Property and casualty insurance	2	—	—	1	—	—
Mortgage insurance	20	19	27	31	33	42

Total assumed	635	431	455	630	455	489

Ceded:
Life insurance	(351)	(342)	(528)	(351)	(343)	(527)
Accident and health insurance	(790)	(735)	(690)	(783)	(725)	(672)
Property and casualty insurance	(3)	—	—	(3)	—	—
Mortgage insurance	(95)	(92)	(132)	(91)	(91)	(122)

Total ceded	(1,239)	(1,169)	(1,350)	(1,228)	(1,159)	(1,321)

Net premiums	$5,622	$5,184	$5,057	$5,431	$5,148	$5,041

Percentage of amount assumed to net				12%	9%	10%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,872 million, $2,645 million and $2,951 million during 2014, 2013 and 2012, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(10) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption	Interest rate assumption	2014	2013
Long-term care insurance contracts	(a)	3.75% - 7.50%	$19,310	$17,023
Structured settlements with life contingencies	(b)	1.50% - 8.00%	9,133	9,267
Annuity contracts with life contingencies	(b)	1.50% - 8.00%	4,470	4,425
Traditional life insurance contracts	(c)	3.00% - 7.50%	2,733	2,736
Supplementary contracts with life contingencies	(b)	1.50% - 8.00%	265	249
Accident and health insurance contracts	(d)	3.50% - 7.00%	4	5

Total future policy benefits			$35,915	$33,705

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table and the 1985 National Nursing Home Study and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table or Annuity 2000 Mortality Table.
(c)	Principally modifications based on company experience of the Society of Actuaries 1965-70 or 1975-80 Select and Ultimate Tables, 1941, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).
(d)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality.

We regularly review our assumptions and perform loss recognition testing at least annually. During the fourth quarter of 2014, loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency. As a result, we wrote off the PVFP balance of $6 million and increased reserves $710 million. The results of the test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. The liability for future policy benefits for our acquired block of long-term care insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this block of business by an amount that could be material to our results of operations and financial condition and liquidity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2014	2013
Annuity contracts	$14,406	$13,730
GICs, funding agreements and FABNs	493	896
Structured settlements without life contingencies	1,828	1,956
Supplementary contracts without life contingencies	742	714
Other	28	34

Total investment contracts	17,497	17,330
Universal life insurance contracts	8,546	8,198

Total policyholder account balances	$26,043	$25,528

Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2014 and 2013, we held $33 million and $70 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We have outstanding funding agreements with the FHLBs and also have letters of credit which have not been drawn upon. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. The amount of funding agreements outstanding with the FHLB was $199 million and $493 million, respectively, as of December 31, 2014 and 2013 which was included in policyholder account balances. We had letters of credit related to the FHLB of $583 million as of December 31, 2014 and 2013. These funding agreements and letters of credit were collateralized by fixed maturity securities with a fair value of $854 million and $1,153 million, respectively, as of December 31, 2014 and 2013.

Certain Non-Traditional Long-Duration Contracts

The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2014	2013
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,877	$3,164
Net amount at risk	$5	$6
Average attained age of contractholders	72	72
Enhanced death benefits (ratchet, rollup) account value	$3,443	$3,853
Net amount at risk	$119	$114
Average attained age of contractholders	73	72
Account values with living benefit guarantees:
GMWBs	$3,675	$4,054
Guaranteed annuitization benefits	$1,362	$1,508

Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

As of December 31, 2014 and 2013, our total liability associated with variable annuity contracts with minimum guarantees was approximately $7,108 million and $7,704 million, respectively. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $55 million and $39 million as of December 31, 2014 and 2013, respectively.

The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2014 and 2013, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $532 million and $467 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.

Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2014	2013 (1)
Balanced funds	$3,848	$4,187
Equity funds	1,639	1,778
Bond funds	707	897
Money market funds	96	98

Total	$6,290	$6,960

(1)	The balances as of December 31, 2013 have been represented as a result of classification changes and to exclude fixed account assets from bond funds.

(11) Liability for Policy and Contract Claims

The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2014	2013
Long-term care insurance	$6,216	$4,999
U.S. mortgage insurance	1,180	1,482
International mortgage insurance	308	378
Life insurance	197	188
Lifestyle protection insurance	106	108
Fixed annuities	21	29
Runoff	15	20

Total liability for policy and contract claims	$8,043	$7,204

The liability for policy and contract claims represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant, and result in increases in reserves by an amount that could be material to our results of operations and financial condition and liquidity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Long-term care insurance

The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2014	2013	2012
Beginning balance as of January 1	$4,999	$4,655	$4,130
Less reinsurance recoverables	(1,707)	(1,574)	(1,387)

Net balance as of January 1	3,292	3,081	2,743

Incurred related to insured events of:
Current year	1,474	1,323	1,271
Prior years	726	3	93

Total incurred	2,200	1,326	1,364

Paid related to insured events of:
Current year	(134)	(131)	(111)
Prior years	(1,263)	(1,160)	(1,068)

Total paid	(1,397)	(1,291)	(1,179)

Interest on liability for policy and contract claims	195	176	153

Net balance as of December 31	4,290	3,292	3,081
Add reinsurance recoverables	1,926	1,707	1,574

Ending balance as of December 31	$6,216	$4,999	$4,655

The liability for policy and contract claims of our long-term care insurance business increased in 2014 largely as a result of the completion of a comprehensive review of our long-term care insurance claim reserves conducted during the third quarter of 2014 which resulted in recording higher reserves of $604 million and an increase in reinsurance recoverable of $73 million. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserves assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. In conducting the review, we increased the population of claims reviewed, utilizing more of our recent data.

During the third quarter of 2014, we also recorded a $61 million unfavorable correction to claim reserves related to a calculation of benefit utilization for policies with a benefit inflation option. This error arose prior to 2011 and was not material to earnings in any interim or annual period. During the fourth quarter of 2014, we recorded an $81 million unfavorable correction to claim reserves primarily related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014 and a $21 million unfavorable adjustment related to a revised interest rate assumption, partially offset by a $49 million favorable refinement of assumptions for claim termination rates. As a result of these items, we also recorded an increase in reinsurance recoverable of $17 million in 2014. The remaining increase was attributable to aging and growth of the in-force block. These impacts related to insured events for prior years.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

In 2013, the increase in the liability for policy and contract claims of our long-term care insurance business was predominantly related to growth and aging of the in-force block.

In 2012, the increase in the liability for policy and contract claims and the increase in prior year claim reserves of our long-term care insurance business was mostly driven by growth and aging of the in-force block, an increase in severity and duration of claims associated with observed loss development and higher average reserve costs on new claims.

U.S. mortgage insurance

The following table sets forth changes in the liability for policy and contract claims for our U.S. mortgage insurance business for the dates indicated:

(Amounts in millions)	2014	2013	2012
Beginning balance as of January 1	$1,482	$2,009	$2,488
Less reinsurance recoverables	(44)	(80)	(178)

Net balance as of January 1	1,438	1,929	2,310

Incurred related to insured events of:
Current year	328	476	717
Prior years	29	(63)	7

Total incurred	357	413	724

Paid related to insured events of:
Current year	(21)	(45)	(92)
Prior years	(618)	(859)	(1,013)

Total paid	(639)	(904)	(1,105)

Net balance as of December 31	1,156	1,438	1,929
Add reinsurance recoverables	24	44	80

Ending balance as of December 31	$1,180	$1,482	$2,009

The liability for policy and contract claims of our U.S. mortgage insurance business decreased in 2014 predominantly from a decline in new delinquencies, as well as lower reserves on new delinquencies, partially offset by an aggregate increase in our claim reserves in 2014 in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities. These settlements related to insured events for prior years.

In 2013, the liability for policy and contract claims of our U.S. mortgage insurance business decreased due to lower new delinquencies and improvements in net cures and aging on existing delinquencies in 2013. We also decreased prior year claim reserves related to our U.S. mortgage insurance business in 2013 primarily from improvements in net cures.

In 2012, the liability for policy and contract claims of our U.S. mortgage insurance business decreased due to lower new delinquencies in 2012, increased loss mitigation efforts and a reserve strengthening in 2011 that did not recur, partially offset by the continued aging of delinquencies.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(12) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2014 and 2013, we recorded a liability related to these benefits of $13 million.

In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated benefit obligation liabilities of these plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2014 and 2013, we recorded a liability related to these plans of $71 million and $38 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. The increase in the liability was largely driven by a decrease in the discount rate assumption in 2014. In 2014, we recognized a decrease of $34 million in OCI related to these plans. In 2013, we recognized an increase of $23 million in OCI related to these plans and also recognized a $4 million gain for the closure of the U.K. pension plan to future service accruals.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits will be limited to associates who are within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2014 and 2013, the accumulated postretirement benefit obligation associated with these benefits was $90 million and $79 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2014, we recognized a decrease of $10 million in OCI. In 2013, we recognized an increase of $11 million in OCI and also recognized a $1 million gain related to reduced benefit costs driven by fewer participants due to the sale of our wealth management and reverse mortgage businesses and from an expense reduction plan announced in June 2013.

Our cost associated with our pension, retiree health and life insurance benefit plans was $21 million, $22 million and $28 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 6% of the employee’s pay. Employees hired on or after January 1, 2011 will not vest immediately in Genworth matching contributions but will fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2014 and 2013 in relation to this plan option was $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. Our cost associated with these plans was $16 million, $17 million and $20 million for the years ended December 31, 2014, 2013 and 2012, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our long-term care insurance is provided through our group long-term care insurance business. The premiums recorded by these businesses related to these benefits were insignificant during 2014, 2013 and 2012.

(13) Borrowings and Other Financings

(a) Short-Term Borrowings

Commercial Paper Facility

In the second quarter of 2013, we terminated our $1.0 billion commercial paper program. There was no amount outstanding under the commercial paper program when terminated and none outstanding since February 2009.

Revolving Credit Facility

In September 2013, Genworth Financial and Genworth Holdings entered into a Credit Agreement (the “Credit Agreement”) which provides Genworth Holdings with a $300 million multi-currency revolving credit facility, with a $100 million sublimit for letters of credit. The credit facility is available on a revolving basis until September 26, 2016, unless the commitments are terminated earlier either at the request of Genworth Holdings or by the lenders as a result of any event of default. On no more than two occasions during the term of the facility, Genworth Holdings may request each lender to extend the maturity date of its commitment for an additional one-year period. Genworth Holdings’ request will be granted if lenders (including any new lenders replacing non-consenting lenders) holding more than 50% of the commitments consent to the requested extension(s). The proceeds of the loans may be used for working capital and general corporate purposes. As of December 31, 2014 and 2013, there was no amount outstanding under the credit facility. The obligations under the Credit Agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by Genworth Financial.

Any borrowings under the revolving credit facility will bear interest at a rate per annum equal to, at the option of Genworth Holdings, (i) a rate based on the greater of JPMorgan Chase Bank N.A.’s prime rate, the federal funds rate and the one-month adjusted London interbank offered rate from time to time, or (ii) with respect to euro currency borrowings, a rate based on the London interbank offered rate from time to time, plus in each case a margin that fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Group to Genworth Holdings’ senior unsecured long-term indebtedness for borrowed money that is not guaranteed by any other person other than Genworth Financial or subject to any other credit enhancement. Genworth Holdings will also pay a commitment fee at a rate that varies with Genworth Holdings’ senior unsecured long-term indebtedness ratings and that is calculated on the average daily unused amount of the commitments, payable quarterly in arrears.

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include negative covenants limiting the ability of Genworth Holdings and its subsidiaries, to: (1) create liens other than permitted liens; (2) in the case of Genworth Holdings and Genworth Life Insurance Company (“GLIC”), merge into or consolidate with any other person or permit any person to merge into or consolidate with them unless Genworth Holdings or GLIC, as applicable, is the surviving person; (3) sell, transfer, lease, or otherwise dispose of all or substantially all of the assets of Genworth Holdings and its

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

subsidiaries, taken as a whole, and the equity interest in or assets of GLIC, subject to certain excluded transactions; (4) enter into certain transactions with affiliates; and (5) enter into certain restrictive agreements. In addition, Genworth Financial agrees not to permit Priority Indebtedness (as defined in the Credit Agreement) to exceed 7.5% of its consolidated total capitalization (as defined in the Credit Agreement) as of the end of any fiscal quarter ending on and after September 30, 2013.

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

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2014	2013
Genworth Holdings
5.75% Senior Notes, due 2014	$—	$485
8.625% Senior Notes, due 2016	300	300
6.52% Senior Notes, due 2018	600	600
7.70% Senior Notes, due 2020	400	400
7.20% Senior Notes, due 2021	399	399
7.625% Senior Notes, due 2021	758	759
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Suboridinated Notes, due 2066	598	598
Canada
4.59% Senior Notes, due 2015	—	141
5.68% Senior Notes, due 2020	236	258
4.24% Senior Notes, due 2024	138	—
Australia
Floating Rate Junior Notes, due 2021	114	125

Total	$4,639	$5,161

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Genworth Holdings

Long-Term Senior Notes

As of December 31, 2014, Genworth Holdings had outstanding eight series of fixed rate senior notes with varying interest rates between 4.80% and 8.625% and maturity dates between 2016 and 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. We have the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

We repaid $485 million of our 5.75% senior notes due 2014 issued in June 2004 (the “2014 Notes”) in June 2014 from cash on hand.

In December 2013, Genworth Holdings issued $400 million aggregate principal amount of senior notes, with an interest rate of 4.80% per year payable semi-annually, and maturing in 2024 (“2024 Notes”). The net proceeds of $397 million from the issuance of the 2024 Notes, together with cash on hand at Genworth Financial, were used to contribute $100 million to Genworth Mortgage Insurance Corporation (“GMICO”), our primary U.S. mortgage insurance subsidiary, and an additional $300 million was contributed to a U.S. mortgage holding company to be used to satisfy all or part of the higher capital requirements expected to be imposed by the government-sponsored enterprises (“GSEs”) as part of the anticipated revisions to their asset-and capital-related requirements. In May 2014, our U.S. mortgage holding company contributed the additional $300 million to GMICO.

In August 2013, Genworth Holdings issued $400 million aggregate principal amount of 4.90% senior notes due 2023 (the “2023 Notes”). The net proceeds of $396 million from the issuance of the 2023 Notes, together with cash on hand at Genworth Holdings, were used to redeem all $346 million of the remaining outstanding aggregate principal amount of Genworth Holdings’ 4.95% senior notes due 2015 (the “2015 Notes”) and pay accrued and unpaid interest on such notes and pay a make-whole payment of approximately $30 million pre-tax.

During 2013, Genworth Holdings repurchased $15 million aggregate principal amount of the 2014 Notes, and paid accrued and unpaid interest thereon. In June 2013, Genworth Holdings repurchased $4 million aggregate principal amount of the 2015 Notes, and paid accrued and unpaid interest thereon.

During the fourth quarter of 2012, we completed a tender offer for up to $100 million of 2014 Notes. As a result of this tender offer, we repurchased principal of approximately $100 million of these notes, plus accrued interest on the notes repurchased, for a pre-tax loss of $6 million.

In March 2011, we issued $400 million of 7.625% senior notes due 2021 (the “2021 Notes”) and in March 2012, we issued an additional $350 million aggregate principal amount of the 2021 Notes. The 2021 Notes issued in March 2012 were issued at a public offering price of 103% of principal amount, with a yield to maturity of 7.184%. The net proceeds of $358 million from the issuance of these 2021 Notes were used for general corporate purposes, including increasing liquidity at the Genworth Holdings level.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

In June 2012, we repaid $222 million of our 5.65% senior notes due 2012 at their maturity.

Long-Term Junior Subordinated Notes

As of December 31, 2014, Genworth Holdings had outstanding fixed-to-floating rate junior notes having an aggregate principal amount of $598 million, with an annual interest rate equal to 6.15% payable semi-annually, until November 15, 2016, at which point the annual interest rate will be equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.

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

The 2066 Notes will be subordinated to all existing and future senior, subordinated and junior subordinated debt of Genworth Holdings, except for any future debt that by its terms is not superior in right of payment, and will be effectively subordinated to all liabilities of our subsidiaries. Genworth Financial provides a full and unconditional guarantee to the trustee of the 2066 Notes and the holders of the 2066 Notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding 2066 Notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the 2066 Notes indenture in respect of the 2066 Notes.

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

Canada

As of December 31, 2014, our indirect majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”), had outstanding two series of fixed rate senior notes with interest rates of 5.68% and 4.24% and maturity dates of 2020 and 2024, respectively. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time.

In April 2014, Genworth Canada issued CAD$160 million aggregate principal amount of 4.24% senior notes (the “2024 Canada Notes”). The net proceeds of the offering of the 2024 Canada Notes were used to redeem, in full, the CAD$150 million outstanding principal on its existing 4.59% senior notes due 2015. In conjunction with the redemption, Genworth Canada made an early redemption payment to existing noteholders of approximately CAD$7 million and accrued interest of approximately CAD$2 million in the second quarter of 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Australia

As of December 31, 2014, our indirect majority-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, had outstanding subordinated floating rate notes due 2021 (the “2021 Australia Notes”) with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75%. Genworth Financial Mortgage Insurance Pty Limited issued AUD$140 million aggregate principal amount of the 2021 Australia Notes in June 2011. The net proceeds of the offering were used for general corporate purposes.

(c) Non-Recourse Funding Obligations

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2014	2013
River Lake Insurance Company (a), due 2033	$570	$570
River Lake Insurance Company (b), due 2033	435	461
River Lake Insurance Company II (a), due 2035	192	192
River Lake Insurance Company II (b), due 2035	484	500
Rivermont Life Insurance Company I (a), due 2050	315	315

Total	$1,996	$2,038

(a)	Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

These surplus notes bear a floating rate of interest and have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third-party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than the River Lake and Rivermont Insurance Companies, as applicable, the direct issuers of the notes. We have provided a limited guarantee to Rivermont Life Insurance Company (“Rivermont I”), where under adverse interest rate, mortality or lapse scenarios (or combination thereof), we may be required to provide additional funds to Rivermont I. Genworth Life and Annuity Insurance Company, our wholly-owned subsidiary, has agreed to indemnify the issuers and the third-party insurer for certain limited costs related to the issuance of these obligations.

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

During 2014 and 2013, River Lake Insurance Company, our indirect wholly-owned subsidiary, repaid $26 million and $28 million, respectively, of its total outstanding floating rate subordinated notes due in 2033.

During 2014, River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, repaid $16 million of its total outstanding floating rate subordinated notes due in 2035.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

In December 2012, we acquired $20 million of non-recourse funding obligations issued by River Lake II, resulting in a U.S. GAAP pre-tax gain of $4 million. We accounted for these transactions as redemptions of our non-recourse funding obligations.

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

The weighted-average interest rates on the non-recourse funding obligations as of December 31, 2014 and 2013 were 1.51% and 1.50%, respectively.

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes) and non-recourse funding obligations by maturity were as follows as of December 31, 2014:

(Amounts in millions)	Amount
2015	$—
2016	300
2017	—
2018	600
2019 and thereafter (1)	5,735

Total	$6,635

(1)	Repayment of $2.0 billion of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through cash flows from operations.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(14) Income Taxes

Income (loss) from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Domestic	$(2,008)	$294	$(73)
Foreign	732	756	679

Income (loss) from continuing operations before income taxes	$(1,276)	$1,050	$606

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Current federal income taxes	$(3)	$(18)	$(68)
Deferred federal income taxes	(443)	160	36

Total federal income taxes	(446)	142	(32)

Current state income taxes	4	(1)	(16)
Deferred state income taxes	(4)	(9)	(9)

Total state income taxes	—	(10)	(25)

Current foreign income taxes	258	422	138
Deferred foreign income taxes	(40)	(230)	57

Total foreign income taxes	218	192	195

Total provision (benefit) for income taxes	$(228)	$324	$138

Our current income tax receivable was $30 million as of December 31, 2014 and our current income tax payable was $132 million as of December 31, 2013.

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in millions)	2014		2013		2012
Pre-tax income (loss)	$(1,276)		$1,050		$606

Statutory U.S. federal income tax rate	(447)	35.0%	368	35.0%	212	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	—	—	(2)	(0.2)	(16)	(2.7)
Benefit on tax favored investments	(18)	1.4	(18)	(1.7)	(9)	(1.4)
Effect of foreign operations	(69)	5.4	(75)	(7.1)	(66)	(10.9)
Change in indefinite reinvestment assertion	66	(5.2)	—	—	—	—
Interest on uncertain tax positions	(2)	0.1	(1)	(0.1)	(3)	(0.6)
Non-deductible expenses	4	(0.3)	2	0.2	3	0.5
Non-deductible goodwill	245	(19.2)	—	—	19	3.1
Valuation allowance	(6)	0.5	16	1.5	—	—
Stock-based compensation	4	(0.3)	25	2.4	—	—
Other, net	(5)	0.5	9	0.9	(2)	(0.2)

Effective rate	$(228)	17.9%	$324	30.9%	$138	22.8%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

For the year ended December 31, 2014, the decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in 2014 and a charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business, partially offset by a net $108 million benefit in the fourth quarter of 2014 in our lifestyle protection insurance business primarily from an internal debt restructuring related to the planned sale of that business.

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

The components of the net deferred income tax liability were as follows as of December 31:

(Amounts in millions)	2014	2013
Assets:
Foreign tax credit carryforwards	$666	$432
Accrued commission and general expenses	219	339
State income taxes	275	278
Net operating loss carryforwards	1,803	1,762
Net unrealized losses on derivatives	—	160
Other	37	41

Gross deferred income tax assets	3,000	3,012
Valuation allowance	(301)	(312)

Total deferred income tax assets	2,699	2,700

Liabilities:
Investments	$100	$140
Net unrealized gains on investment securities	1,283	454
Net unrealized gains on derivatives	222	—
Insurance reserves	544	1,034
DAC	1,095	1,130
PVFP and other intangibles	5	53
Investment in foreign subsidiaries	310	13
Other	48	82

Total deferred income tax liabilities	3,607	2,906

Net deferred income tax liability	$908	$206

The above valuation allowances of $301 million and $312 million, respectively, related to state deferred tax assets, foreign net operating losses and a specific federal separate tax return net operating loss deferred tax asset as of December 31, 2014 and 2013, respectively. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. The net decrease in the valuation allowance during 2014 related to changes in judgments regarding the future realization of deferred tax assets. Based on our analysis, we believe it is more likely than not that the results of future operations and the implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

NOL carryforwards amounted to $5,191 million as of December 31, 2014, and, if unused, will expire beginning in 2021. Of this amount, $24 million will result in a benefit recorded in APIC when realized. Foreign tax credit carryforwards amounted to $666 million as of December 31, 2014, and, if unused will begin to expire in 2015.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. As of December 31, 2014 and 2013, we have recorded in our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $599 million. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next 9 years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $13 million, $15 million and $17 million for the years ended December 31, 2014, 2013 and 2012, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2014 and 2013, we have recorded the estimated present value of our remaining obligation to GE of $216 million and $245 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

In 2014, we increased our deferred tax liability by $6 million, with an offset to additional paid-in capital related to an unsupported tax balance that arose prior to our IPO. In 2013, we increased our deferred tax liability by $17 million, with an offset to additional paid-in capital related to an unsupported tax balance that arose prior to our IPO. In 2012, we decreased our deferred tax liability by $36 million with an offset to additional paid-in capital related to an unsupported tax balance that arose prior to our IPO.

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2014, amounted to approximately $1,642 million related to our Canadian mortgage insurance business. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the United States due to the inherent complexities associated with any hypothetical calculation. We will record deferred taxes in the period in which we are no longer able to assert unremitted earnings of foreign operations are permanently reinvested. Our Canadian mortgage insurance business held cash and short-term investments of $124 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2014	2013	2012
Balance as of January 1	$41	$55	$226
Tax positions related to the current period:
Gross additions	7	3	14
Gross reductions	(3)	—	—
Tax positions related to the prior years:
Gross additions	17	4	—
Gross reductions	(13)	(21)	(131)
Settlements	—	—	(54)

Balance as of December 31	$49	$41	$55

The total amount of unrecognized tax benefits was $49 million as of December 31, 2014, of which $44 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $3 million, $1 million and $5 million, respectively, of benefits related to interest and penalties during 2014, 2013 and 2012. We had no interest and penalties accrued as of December 31, 2014. We had approximately $3 million of interest and penalties accrued as of December 31, 2013.

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

We believe it is reasonably possible that in 2015 as a result of our open audits and appeals, up to approximately $14 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain insurance tax attributes in the United States and in foreign jurisdictions.

(15) Supplemental Cash Flow Information

Net cash paid for taxes was $439 million, $146 million and $287 million and cash paid for interest was $437 million, $453 million and $465 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We recorded stock-based compensation expense under the Omnibus Incentive Plans of $22 million, $30 million and $23 million, respectively, for the years ended December 31, 2014, 2013 and 2012. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

The following table contains the stock option and SAR weighted-average grant date fair value information and related valuation assumptions for the years ended December 31:

	Stock Options and SARs
	2014	2013		2012
	Black-Scholes Model	Black-Scholes Model	Monte-Carlo Simulation (1)	Black-Scholes Model
Awards granted (in thousands)	2,960	3,404	1,200	5,085
Maximum share value at exercise of SARs	$75.00	$75.00	$75.00	$75.00
Fair value per options and SARs	$3.05	$2.53	$5.88	$2.34
Valuation assumptions:
Expected term (years)	6.0	5.9	NA	6.0
Expected volatility	100.2%	100.7%	102.5%	100.7%
Expected dividend yield	0.5%	0.5%	0.5%	0.5%
Risk-free interest rate	1.9%	1.1%	1.1%	1.1%

(1)	For purposes of determining the fair value of 1.2 million shares of performance-accelerated SARs that were issued in January 2013, we used a Monte-Carlo Simulation technique. Monte-Carlo Simulation is a method used to simulate future stock price movements in order to determine the fair value due to unique vesting and exercising provisions. The performance-accelerated SARs have a derived service period of one year on average and have a grant price of $7.90. The performance-accelerated SARs vest on the third anniversary of the grant date but are subject to earlier vesting on or after the one year anniversary of the grant date based on the closing price of our Class A Common Stock exceeding certain specified amounts ($12.00, $16.00 and $20.00, respectively) for 45 consecutive trading days. Based on the closing price of our Class A Common Stock, the first tranche at $12.00 vested in January 2014 and the second tranche at $16.00 vested in June 2014.

During 2014 and 2013, we granted SARs with exercise prices ranging from $14.30 to $17.89 and $7.90 to $9.06, respectively. These SARs have a feature that places a cap on the amount of gain that can be recognized upon exercise of the SARs. Specifically, if the price of our Class A Common Stock reaches $75.00, any vested portion of the SAR will be automatically exercised. We did not grant stock options during 2014, 2013 or 2012. The SAR grant price equaled the closing market prices of our Class A Common Stock on the date of the grant and the awards have an exercise term of 10 years. The SARs granted in 2014, 2013 and 2012 have average vesting periods of four years in annual increments commencing on the first anniversary of the grant date. Additionally, during 2014 and 2013, we issued RSUs with average restriction periods of four years and a fair value of $9.19 to $17.89 and $7.90 to $15.40, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date. In 2014, we granted 343,000 performance stock units (“PSUs”) with fair values ranging from $15.23 to $17.89. During 2014, 39,000 PSUs were forfeited due to an executive employee leaving the company prior to the achievement of certain performance goals. The PSUs may be earned over a three year period based upon the achievement of certain performance goals related to our 2016 annual operating return on equity and book value per share. The PSUs will be payable in Genworth Class A Common Stock in March 2017 provided we have attained or exceeded threshold levels related to the performance goals.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The two performance goals operate independently and each determine 50% of the potential number of shares to be paid out. If the respective threshold levels have not been achieved by December 31, 2016, no payout will occur and all related expenses recorded to date will be reversed. The PSUs were granted at market price as of the grant date.

The following table summarizes stock option activity as of December 31, 2014 and 2013:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2013	6,109	$11.77
Granted	—	$—
Exercised	(1,440)	$6.20
Forfeited	(359)	$17.26
Expired	—	$—

Balance as of January 1, 2014	4,310	$13.17
Granted	—	$—
Exercised	(921)	$8.10
Forfeited	(885)	$19.32
Expired	—	$—

Balance as of December 31, 2014	2,504	$12.86

Exercisable as of December 31, 2014	2,501	$12.86

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Outstanding			Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price	Shares in thousands	Average life (1)	Average exercise price
$2.00 - $2.46 (2)	394	4.07	$2.44	394	4.07	$2.44
$7.36 - $7.80	547	2.42	$7.80	547	2.42	$7.80
$9.10 - $14.18	1,228	4.87	$14.15	1,225	4.86	$14.15
$14.92 - $22.80	123	3.26	$21.96	123	3.26	$21.96
$30.52 - $34.13	212	1.40	$32.56	212	1.40	$32.55

	2,504		$12.86	2,501		$12.86

(1)	Average contractual life remaining in years.
(2)	These shares have an aggregate intrinsic value of $2 million each for total options outstanding and exercisable options.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table summarizes the status of our other equity-based awards as of December 31, 2014 and 2013:

	RSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2013	2,280	$12.97	690	$8.74	10,359	$4.44
Granted	2,018	$9.27	98	$12.17	4,604	$3.40
Exercised	(985)	$14.75	(209)	$4.73	(1,618)	$5.97
Terminated	(426)	$10.01	—	$—	(980)	$2.91

Balance as of January 1, 2014	2,887	$10.21	579	$9.43	12,365	$4.00
Granted	1,226	$15.00	113	$12.98	2,960	$3.05
Exercised	(938)	$10.06	(58)	$6.65	(1,353)	$3.88
Terminated	(262)	$12.16	—	$—	(1,905)	$5.23

Balance as of December 31, 2014	2,913	$12.09	634	$9.96	12,067	$3.62

As of December 31, 2014 and 2013, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $35 million and $30 million, respectively. This expense is expected to be recognized over a weighted-average period of two years.

There was $20 million and $19 million in cash received from stock options exercised in 2014 and 2013, respectively. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $11 million and $10 million as of December 31, 2014 and 2013, respectively.

In connection with the IPO of Genworth Canada in July 2009, our indirect subsidiary, Genworth Canada, granted stock options and other equity-based awards to its Canadian employees. The following table summarizes the status of Genworth Canada’s stock option activity and other equity-based awards as of December 31, 2014 and 2013:

	Stock options	RSUs & PSUs	DSUs	Executive deferred stock units (“EDSUs”)
(Shares and Awards in thousands)	Shares subject to option	Number of awards	Number of awards	Number of awards
Balance as of January 1, 2013	1,027	143	34	—
Granted	100	106	11	20
Exercised	(91)	(66)	—	—
Terminated	(49)	(6)	—	—

Balance as of January 1, 2014	987	177	45	20
Granted	114	93	9	1
Exercised	(93)	(67)	—	—
Terminated	(6)	—	—	—

Balance as of December 31, 2014	1,002	203	54	21

As of December 31, 2014 and 2013, all of the stock options, RSUs, PSUs and DSUs, were vested. As of December 31, 2014 and 2013, all of the EDSUs outstanding were unvested. The EDSUs were introduced in 2013 as part of a share-based compensation plan intended for executive level employees entitling them to receive an

GENWORTH FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

amount equal to the fair value of Genworth Canada stock. For the years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation expense of $6 million, $11 million and $3 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we estimated total unrecognized expense of $3 million, $3 million and $1 million, respectively, related to these awards.

In connection with the IPO of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) in May 2014, our indirect subsidiary, Genworth Australia, granted stock options and other equity-based awards to its Australian employees. As of December 31, 2014, Genworth Australia had outstanding 2,803,025 of restricted share rights, of which 99,250 shares were vested and 2,703,775 shares were unvested. During 2014, 4,901 shares were exercised. For the year ended December 31, 2014, we recorded stock-based compensation expense of $2 million and we estimated total unrecognized expense of $5 million related to these awards.

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

Years Ended December 31, 2014, 2013 and 2012

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2014
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,100	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans (2)		(1)	201	228	—	—	228
Other invested assets		(1)	374	385	—	300	85
Liabilities:
Long-term borrowings (3)		(1)	4,639	4,300	—	4,181	119
Non-recourse funding obligations (3)		(1)	1,996	1,438	—	—	1,438
Borrowings related to securitization entities (2)		(1)	134	146	—	146	—
Investment contracts		(1)	17,497	18,023	—	7	18,016
Other firm commitments:
Commitments to fund limited partnerships	53		—	—	—	—	—
Ordinary course of business lending commitments	155		—	—	—	—	—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

We utilize certain third-party data providers when determining fair value. We consider information obtained from third-party pricing services (“pricing services”) as well as third-party broker provided prices, or broker quotes, in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received, including an understanding of the assumptions and inputs utilized to determine the appropriate fair value. For pricing services, we analyze the prices provided by our primary pricing services to other readily available pricing services and perform a detailed review of the assumptions and inputs from each pricing service to determine the appropriate fair value when pricing differences exceed certain thresholds. We also evaluate changes in fair value that are greater than 10% each month to further aid in our review of the accuracy of fair value measurements and our understanding of changes in fair value, with more detailed reviews performed by the asset managers responsible

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

for the related asset class associated with the security being reviewed. A pricing committee provides additional oversight and guidance in the evaluation and review of the pricing methodologies used to value our investment portfolio.

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

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of December 31, 2014 and 2013, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $74 million and $46 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,000	$—	$5,996	$4
Tax-exempt	362	—	362	—
Government—non-U.S.	2,106	—	2,099	7
U.S. corporate	27,200	—	24,752	2,448
Corporate—non-U.S.	15,132	—	13,327	1,805
Residential mortgage-backed	5,240	—	5,165	75
Commercial mortgage-backed	2,702	—	2,697	5
Other asset-backed	3,705	—	2,285	1,420

Total fixed maturity securities	62,447	—	56,683	5,764

Equity securities	282	244	4	34

Other invested assets:
Trading securities	241	—	241	—
Derivative assets:
Interest rate swaps	1,091	—	1,091	—
Foreign currency swaps	6	—	6	—
Credit default swaps	4	—	1	3
Equity index options	17	—	—	17
Other foreign currency contracts	14	—	14	—

Total derivative assets	1,132	—	1,112	20

Securities lending collateral	289	—	289	—

Total other invested assets	1,662	—	1,642	20

Restricted other invested assets related to securitization entities (1)	411	—	181	230
Reinsurance recoverable (2)	13	—	—	13
Separate account assets	9,208	9,208	—	—

Total assets	$74,023	$9,452	$58,510	$6,061

Liabilities
Policyholder account balances:
GMWB embedded derivatives (3)	$291	$—	$—	$291
Fixed index annuity embedded derivatives	276	—	—	276
Indexed universal life embedded derivatives	7	—	—	7

Total policyholder account balances	574	—	—	574

Derivative liabilities:
Interest rate swaps	204	—	204	—
Interest rate swaps related to securitization entities (1)	26	—	26	—
Inflation indexed swaps	42	—	42	—
Foreign currency swaps	7	—	7	—
Credit default swaps related to securitization entities (1)	17	—	—	17
Equity return swaps	1	—	1	—
Other foreign currency contracts	13	—	13	—

Total derivative liabilities	310	—	293	17

Borrowings related to securitization entities (1)	85	—	—	85

Total liabilities	$969	$—	$293	$676

(1)	See note 18 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

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

Years Ended December 31, 2014, 2013 and 2012

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
Government—non-U.S.	23	—	—	3	—	—	(2)	—	(17)	7	—
U.S. corporate (1)	2,400	27	57	211	(60)	—	(253)	272	(206)	2,448	12
Corporate—non-U.S.	1,819	4	9	282	(123)	—	(222)	97	(61)	1,805	2
Residential mortgage-backed	105	—	(3)	16	(23)	—	(13)	24	(31)	75	—
Commercial mortgage-backed	6	—	2	—	—	—	(2)	7	(8)	5	—
Other asset-backed (1)	1,166	5	(3)	298	(15)	—	(181)	244	(94)	1,420	1

Total fixed maturity securities	5,524	36	62	810	(221)	—	(674)	644	(417)	5,764	15

Equity securities	78	—	—	1	(38)	—	—	—	(7)	34	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	(31)	—	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(7)	—	—	3	—
Equity index options	12	(31)	—	36	—	—	—	—	—	17	(28)
Other foreign currency contracts	3	(2)	—	—	(1)	—	—	—	—	—	—

Total derivative assets	25	(33)	—	36	(1)	—	(7)	—	—	20	(28)

Total other invested assets	59	(33)	—	36	(1)	—	(10)	—	(31)	20	(28)

Restricted other invested assets related to securitization entities (2)	211	19	—	—	—	—	—	—	—	230	18
Reinsurance recoverable (3)	(1)	11	—	—	—	3	—	—	—	13	11

Total Level 3 assets	$5,871	$33	$62	$847	$(260)	$3	$(684)	$644	$(455)	$6,061	$16

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(Amounts in millions)	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2013	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
Government—non-U.S.	9	—	1	—	—	—	(3)	16	—	23	—
U.S. corporate (1)	2,683	18	(15)	178	(151)	—	(349)	195	(159)	2,400	13
Corporate—non-U.S. (1)	1,983	4	(24)	120	(33)	—	(220)	76	(87)	1,819	2
Residential mortgage-backed	157	(9)	7	—	(8)	—	(29)	14	(27)	105	—
Commercial mortgage-backed	35	(5)	(1)	—	—	—	(32)	11	(2)	6	(4)
Other asset-backed (1)	864	4	10	200	(49)	—	(89)	246	(20)	1,166	4

Total fixed maturity securities	5,740	12	(22)	498	(241)	—	(726)	558	(295)	5,524	15

Equity securities	99	2	—	1	(24)	—	—	—	—	78	—

Other invested assets:
Trading securities	76	7	—	—	(40)	—	(9)	—	—	34	2
Derivative assets:
Interest rate swaps	2	(1)	—	—	—	—	(1)	—	—	—	(1)
Credit default swaps	7	12	—	—	—	—	(9)	—	—	10	6
Equity index options	25	(43)	—	39	—	—	(9)	—	—	12	(40)
Other foreign currency contracts	—	(1)	—	4	—	—	—	—	—	3	(1)

Total derivative assets	34	(33)	—	43	—	—	(19)	—	—	25	(36)

Total other invested assets	110	(26)	—	43	(40)	—	(28)	—	—	59	(34)

Restricted other invested assets related to securitization entities (2)	194	(1)	—	19	—	—	(20)	19	—	211	(1)
Other assets (3)	9	—	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (4)	10	(14)	—	—	—	3	—	—	—	(1)	(14)

Total Level 3 assets	$6,162	$(27)	$(22)	$561	$(305)	$3	$(783)	$577	$(295)	$5,871	$(34)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	Represents contingent receivables associated with recent business dispositions.
(4)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(Amounts in millions)	Beginning balance as of January 1, 2012	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2012	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$13	$—	$—	$—	$—	$—	$—	$9	$(13)	$9	$—
Government—non-U.S.	10	—	—	—	—	—	(1)	—	—	9	—
U.S. corporate (1)	2,511	12	118	147	(122)	—	(214)	726	(495)	2,683	14
Corporate—non-U.S. (1)	1,284	3	92	269	(29)	—	(186)	711	(161)	1,983	2
Residential mortgage-backed (1)	95	(7)	14	20	(17)	—	(31)	86	(3)	157	(7)
Commercial mortgage-backed	39	(2)	5	—	(1)	—	(2)	3	(7)	35	(1)
Other asset-backed (1)	271	(2)	45	350	(46)	—	(94)	369	(29)	864	2

Total fixed maturity securities	4,223	4	274	786	(215)	—	(528)	1,904	(708)	5,740	10

Equity securities	98	1	(2)	10	(8)	—	—	—	—	99	—

Other invested assets:
Trading securities	264	13	—	24	(72)	—	(125)	4	(32)	76	15
Derivative assets:
Interest rate swaps	5	—	—	—	—	—	(3)	—	—	2	—
Credit default swaps	—	12	—	—	—	—	(5)	—	—	7	12
Equity index options	39	(59)	—	55	—	—	(10)	—	—	25	(42)
Other foreign currency contracts	9	(11)	—	3	—	—	(1)	—	—	—	(11)

Total derivative assets	53	(58)	—	58	—	—	(19)	—	—	34	(41)

Total other invested assets	317	(45)	—	82	(72)	—	(144)	4	(32)	110	(26)

Restricted other invested assets related to securitization entities (2)	176	18	—	100	(100)	—	—	—	—	194	13
Other assets (3)	—	(7)	—	—	—	16	—	—	—	9	(7)
Reinsurance recoverable (4)	16	(9)	—	—	—	3	—	—	—	10	(9)

Total Level 3 assets	$4,830	$(38)	$272	$978	$(395)	$19	$(672)	$1,908	$(740)	$6,162	$(19)

(1)	The transfers into and out of Level 3 were primarily related to private fixed rate U.S. corporate and private fixed rate corporate—non-U.S. securities and resulted from a change in the observability of the additional premium to the public bond spread to adjust for the liquidity and other features of our private placements and resulted in unobservable inputs having a significant impact on certain valuations for transfers in or no longer having significant impact on certain valuations for transfers out. During the second quarter of 2012, we began classifying private securities without an external rating as Level 3, which resulted in a significant number of securities being transferred into Level 3. The transfers into Level 3 for structured securities primarily related to securities that were recently purchased and initially classified as Level 2 based on market data that existed at the time of purchase and subsequent valuation included significant unobservable inputs.
(2)	See note 18 for additional information related to consolidated securitization entities.
(3)	Represents contingent receivables associated with recent business dispositions.
(4)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$43	$35	$32
Net investment gains (losses)	(10)	(62)	(70)

Total	$33	$(27)	$(38)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$19	$33	$25
Net investment gains (losses)	(3)	(67)	(44)

Total	$16	$(34)	$(19)

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$158	$—	$—	$—	$37	$—	$—	$—	$291	$160
Fixed index annuity embedded derivatives	143	27	—	—	—	108	(2)	—	—	276	27
Indexed universal life embedded derivatives	—	1	—	—	—	6	—	—	—	7	1

Total policyholder account balances	239	186	—	—	—	151	(2)	—	—	574	188

Derivative liabilities:
Credit default swaps related to securitization entities (2)	32	(19)	—	4	—	—	—	—	—	17	(19)
Other foreign currency contracts	1	1	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	33	(18)	—	4	(2)	—	—	—	—	17	(19)

Borrowings related to securitization entities (2)	75	9	—	—	—	1	—	—	—	85	9

Total Level 3 liabilities	$347	$177	$—	$4	$(2)	$152	$(2)	$—	$—	$676	$178

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 18 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(Amounts in millions)	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2013	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(291)	$—	$—	$—	$37	$—	$—	$—	$96	$(289)
Fixed index annuity embedded derivatives	27	18	—	—	—	98	—	—	—	143	18

Total policyholder account balances	377	(273)	—	—	—	135	—	—	—	239	(271)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities (2)	104	(77)	—	5	—	—	—	—	—	32	(77)
Equity index options	—	1	—	—	—	—	(1)	—	—	—	1
Other foreign currency contracts	—	(2)	—	3	—	—	—	—	—	1	(2)

Total derivative liabilities	105	(79)	—	8	—	—	(1)	—	—	33	(79)

Borrowings related to securitization entities (2)	62	13	—	—	—	—	—	—	—	75	13

Total Level 3 liabilities	$544	$(339)	$—	$8	$—	$135	$(1)	$—	$—	$347	$(337)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 18 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(Amounts in millions)	Beginning balance as of January 1, 2012	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2012	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI

Policyholder account balances:
GMWB embedded derivatives (1)	$492	$(179)	$—	$—	$—	$37	$—	$—	$—	$350	$(175)
Fixed index annuity embedded derivatives	4	1	—	—	—	22	—	—	—	27	1

Total policyholder account balances	496	(178)	—	—	—	59	—	—	—	377	(174)

Derivative liabilities:
Credit default swaps	57	(43)	—	2	—	—	(15)	—	—	1	(40)
Credit default swaps related to securitization entities (2)	177	(76)	—	3	—	—	—	—	—	104	(76)

Total derivative liabilities	234	(119)	—	5	—	—	(15)	—	—	105	(116)

Borrowings related to securitization entities (2)	48	14	—	—	—	—	—	—	—	62	14

Total Level 3 liabilities	$778	$(283)	$—	$5	$—	$59	$(15)	$—	$—	$544	$(276)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 18 for additional information related to consolidated securitization entities.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—
Net investment (gains) losses	177	(339)	(283)

Total	$177	$(339)	$(283)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	178	(337)	(276)

Total	$178	$(337)	$(276)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Issuances presented for GMWB embedded derivative liabilities are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance. Issuances for fixed index annuity and indexed universal life embedded derivative liabilities represent the amount of the premium received that is attributed to the value of the embedded derivative. Settlements of embedded derivatives are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income) loss” in the tables presented above.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2014:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range (weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Internal models	$2,234	Credit spreads	76bps -463bps (197bps)
Corporate—non-U.S.	Internal models	1,588	Credit spreads	81bps - 808bps (178bps)
Derivative assets:
Credit default swaps (1)	Discounted cash flows	3	Credit spreads	—bps - 25bps (7bps)
Equity index options	Discounted cash flows	17	Equity index volatility	14% - 23% (20%)
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	— % - 98%
			Lapse rate	— % - 15%
			Non-performance risk (credit spreads)	40bps - 85bps (70bps)
GMWB embedded derivatives (2)	Stochastic cash flow model	291	Equity index volatility	17% - 24% (21%)
Fixed index annuity embedded derivatives	Option budget method	276	Expected future interest credited	— % - 3% (2%)
Indexed universal life embedded derivatives	Option budget method	7	Expected future interest credited	3% - 9% (6%)

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table summarizes the total securitized assets as of December 31:

(Amounts in millions)	2014	2013
Receivables secured by:
Other assets	$142	$147

Total securitized assets not required to be consolidated	142	147

Total securitized assets required to be consolidated	300	314

Total securitized assets	$442	$461

We do not have any additional exposure or guarantees associated with these securitization entities.

There has been no new asset securitization activity in 2014 or 2013.

(b) Securitization and Variable Interest Entities Required To Be Consolidated

For VIEs related to asset securitization transactions, we consolidate two securitization entities as a result of our involvement in the entities’ design or having certain decision making ability regarding the assets held by the securitization entity. These securitization entities were designed to have significant limitations on the types of assets owned and the types and extent of permitted activities and decision making rights. The two securitization entities that are consolidated comprise one securitization entity backed by commercial mortgage loans and one backed by residual interests in certain policy loan securitization entities.

For the commercial mortgage loan securitization entity, our primary economic interest represents the excess interest of the commercial mortgage loans and the subordinated notes of the securitization entity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of December 31:

(Amounts in millions)	2014	2013
Assets
Investments:
Restricted commercial mortgage loans	$201	$233
Restricted other invested assets:
Trading securities	411	391

Total restricted other invested assets	411	391

Total investments	612	624
Cash and cash equivalents	1	1
Accrued investment income	1	1

Total assets	$614	$626

Liabilities
Other liabilities:
Derivative liabilities	$43	$48
Other liabilities	2	2

Total other liabilities	45	50
Borrowings related to securitization entities	219	242

Total liabilities	$264	$292

The assets and other instruments held by the securitization entities are restricted and can only be used to fulfill the obligations of the securitization entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Revenues:
Net investment income:
Restricted commercial mortgage loans	$14	$23	$29
Restricted other invested assets	5	4	4

Total net investment income	19	27	33

Net investment gains (losses):
Trading securities	15	(4)	23
Derivatives	10	86	72
Borrowings related to securitization entities recorded at fair value	(9)	(13)	(14)

Total net investment gains (losses)	16	69	81

Other income	—	—	1

Total revenues	35	96	115

Expenses:
Interest expense	10	16	21
Acquisition and operating expenses	—	—	1

Total expenses	10	16	22

Income before income taxes	25	80	93
Provision for income taxes	9	27	33

Net income	$16	$53	$60

(c) Borrowings Related To Consolidated Securitization Entities

Borrowings related to securitization entities were as follows as of December 31:

	2014			2013
(Amounts in millions)	Principal amount		Carrying value	Principal amount		Carrying value
GFCM LLC, due 2035, 5.2541%	$21		$21	$54		$54
GFCM LLC, due 2035, 5.7426%	113		113	113		113
Marvel Finance 2007-4 LLC, due 2017 (1), (2)	12		12	12		12
Genworth Special Purpose Five, LLC, due 2040 (1), (2)	NA	(3)	73	NA	(3)	63

Total	$146		$219	$179		$242

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Carrying value represents fair value as a result of electing fair value option for these liabilities.
(3)	Principal amount not applicable. Notional balance was $115 million as of December 31, 2014 and 2013.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(19) Insurance Subsidiary Financial Information and Regulatory Matters

Dividends

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $0.5 billion to us in 2015 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $0.5 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2015 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of December 31, 2014, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.4 billion and $14.5 billion, respectively. There are no regulatory restrictions on the ability of Genworth Financial to pay dividends. Our Board of Directors has suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Our domestic insurance subsidiaries paid dividends of $108 million (none of which were deemed “extraordinary”), $418 million (none of which were deemed “extraordinary”) and $374 million ($175 million of which were deemed “extraordinary”) during 2014, 2013 and 2012, respectively. Our international insurance subsidiaries paid dividends of $630 million, $317 million and $240 million during 2014, 2013 and 2012, respectively.

U.S. domiciled insurance subsidiaries—statutory financial information

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities. Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income (loss) and stockholders’ equity.

Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”), River Lake Insurance Company IX (“River Lake IX”), River Lake Insurance Company X ((“River Lake X”), together with River Lake VI, River Lake VII, River Lake VIII and River Lake IX, the “SPFCs”) and Genworth Life Insurance Company of New York (“GLICNY”). The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted practices will remain in effect for so long as we maintain the SPFCs. The permitted practices were as follows:

•	River Lake IX and River Lake X were granted a permitted accounting practice from the state of Vermont to carry its excess of loss reinsurance agreement with Brookfield Life and Annuity Insurance Company, and Hannover Life Reassurance Company Of America, respectively, as an admitted asset.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

The impact of these permitted practices on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was $365 million and $450 million as of December 31, 2014 and 2013, respectively. If they had not used a permitted practice, no regulatory event would have been triggered.

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries:

	Years ended December 31,
(Amounts in millions)	2014	2013	2012
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$(179)	$359	$378
Mortgage insurance subsidiaries	198	85	(137)

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	19	444	241
Captive life insurance subsidiaries	(281)	(102)	(478)

Combined statutory net income (loss)	$(262)	$342	$(237)

	As of December 31,
(Amounts in millions)	2014	2013
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,560	$2,777
Mortgage insurance subsidiaries	1,792	1,226

Combined statutory capital and surplus	$4,352	$4,003

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by a third-party letter of credit or excess of loss reinsurance treaties with third parties. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income (loss) are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,057 million and $1,101 million as of December 31, 2014 and 2013, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake VI, River Lake VII, River Lake VIII, River Lake IX and River Lake X, include surplus notes (non-recourse funding obligations) as further described in note 13.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2014 and 2013, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 435% and 485% of the company action level as of December 31, 2014 and 2013, respectively.

In 2012, the NAIC adopted revised statutory reserving requirements for new and in-force secondary guarantee universal life business subject to Actuarial Guideline 38 (more commonly known as “AG 38”) provisions, effective December 31, 2012. These requirements reflected an agreement reached and developed by a NAIC Joint Working Group which included regulators from several states, including New York. The financial impact related to the revised statutory reserving requirements on our in-force reserves subject to the new guidance was not significant as of December 31, 2012. On September 11, 2013, the New York Department of Financial Services (the “NYDFS”) announced that it no longer supported the agreement reached by the NAIC Working Group and that it would require New York licensed companies to use an alternative interpretation of AG 38 for universal life insurance products with secondary guarantees. In December 2014, we finalized our discussions with the NYDFS about its alternative interpretation and recorded $70 million and $80 million of additional statutory reserves as of December 31, 2014 and 2013, respectively.

In addition, as a result of our annual statutory cash flow testing of our long-term care insurance business in 2014, our New York insurance subsidiary recorded $39 million of additional statutory reserves in the fourth quarter of 2014 and will record an aggregate of $156 million of additional statutory reserves over the next four years.

For regulatory purposes, our U.S. mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) 10 years. The statutory contingency reserves for our U.S. mortgage insurance subsidiaries were approximately $193 million and $59 million, respectively, as of December 31, 2014 and 2013 and, were included in the table above containing combined statutory capital and surplus balances.

Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Fifteen other states maintain similar risk-to-capital requirements.

As of December 31, 2014, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 14.3:1, compared with a risk-to-capital ratio of approximately 19.3:1 as of December 31, 2013. In December 2013, Genworth Holdings issued $400 million senior notes in anticipation of increased capital requirements expected to be imposed by the GSEs in connection with the revised private mortgage insurance eligibility requirements (“PMIERs”). Following the issuance of the senior notes in December 2013, Genworth Financial contributed $100 million of the proceeds to GMICO, our primary U.S. mortgage insurance subsidiary, and contributed $300 million to Genworth Mortgage Holdings, LLC, a U.S. mortgage insurance holding company. In May 2014, Genworth Mortgage Holdings, LLC contributed the $300 million to GMICO.

The NCDOI’s current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirement methodology that is in the revised draft PMIERs. GMICO’s ongoing risk-to-capital

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses and these foregoing factors are inherently uncertain, require significant judgment and may change significantly over time.

On July 10, 2014, the Federal Housing Finance Agency (the “FHFA”) released publicly a draft of the revised PMIERs. These requirements, as drafted, contemplate an effective date for compliance 180 days after the final publication date and final publication currently is anticipated to be towards the end of the first quarter or beginning of the second quarter of 2015. In addition, the requirements permit a transition period, subject to GSE approval, of two years from the publication date to meet the required capital levels. We provided comments on September 8, 2014 pursuant to the public request for input and we will continue to work with the FHFA and GSEs in an effort to have appropriate refinements made before the new requirements are finalized.

The amount of additional capital that we believe will be required to meet the Net Asset Requirements, as defined in the revised draft PMIERs, and operate our business is dependent upon, among other things, (i) the extent the final PMIERs as ultimately adopted differ materially from the current draft, including with respect to the amount and timing of additional capital requirements and the amount of capital credit provided to various types of assets; (ii) the way the requirements are applied and interpreted by the GSEs and FHFA as and after they are implemented; (iii) the future performance of the U.S. housing market; (iv) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (v) our projected overall financial performance, capital and liquidity levels being as anticipated.

We currently believe we have a variety of sources we could utilize to satisfy these capital requirements and currently intend to utilize primarily reinsurance (or similar) transactions, together with cash available at the holding company, to satisfy them. Our use of reinsurance or similar transactions depends upon, among other things, the availability of the markets for these transactions, the costs and other terms of reinsurance or the other transactions, the GSEs’ approach to, and the capital treatment for, these reinsurance or the other transactions, the performance of the U.S. mortgage insurance business, and the absence of unforeseen developments. Another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings.

We currently intend that our U.S. mortgage insurance business will meet the additional capital requirements contained in the revised draft PMIERs by the anticipated effective date. We will seek to utilize the transition period provided for in the draft guidelines if we do not comply by the anticipated effective date (subject to GSE approval).

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

International insurance subsidiaries—statutory financial information

Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. As of December 31, 2014 and 2013, combined local statutory capital and surplus for our international insurance subsidiaries was $6,968 million and $8,248 million, respectively. Combined local statutory net income (loss) for our international insurance subsidiaries was $(65) million, $605 million and $1,190 million for the years ended December 31, 2014, 2013 and 2012, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries had combined surplus levels that exceeded local solvency requirements by $2,506 million and $3,435 million as of December 31, 2014 and 2013, respectively.

Our international insurance subsidiaries do not have any material accounting practices that differ from local regulatory requirements other than one of our insurance subsidiaries domiciled in Bermuda, which was granted approval from the Bermuda Monetary Authority to record a parental guarantee as statutory capital related to an internal reinsurance agreement. The amount recorded as statutory capital is equal to the excess of NAIC statutory reserves less the economic reserves up to the amount of the guarantee resulting in an increase in statutory capital of $205 million and $359 million as of December 31, 2014 and 2013, respectively.

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

Guarantees of obligations

In addition to the guarantees discussed in notes 18 and 22, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the Rivermont I guarantee, were $28 million and $30 million as of December 31, 2014 and 2013, respectively. We provide a limited guarantee to Rivermont I, an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2014, the fair value of this derivative was $5 million. As of December 31, 2013, the fair value of this derivative was zero. We also provide an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our mortgage insurance subsidiary located in the United Kingdom. However, based on risk in-force as of December 31, 2014, we believe our U.K. mortgage insurance subsidiary has sufficient reserves and capital to cover its policyholder obligations.

Fifty percent of our in-force long-term care insurance business (excluding policies assumed from a non-affiliate third-party reinsurer) of GLIC, a Delaware insurance company and our indirect wholly-owned subsidiary, is reinsured to Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), a Bermuda insurance company and our indirect wholly-owned subsidiary. Brookfield Life Assurance Company Limited (“Brookfield”), a Bermuda insurance company and our indirect wholly-owned subsidiary, has guaranteed BLAIC’s performance of its obligations under that reinsurance agreement. As of December 31, 2014, Brookfield directly or indirectly owns 66.2% of our Australian mortgage insurance subsidiaries, 40.6% of our Canadian

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

mortgage insurance subsidiary and 100% of our lifestyle protection insurance business. As a result of Brookfield’s guarantee, adverse developments in our reinsured long-term care insurance business (including the recent increases in our reserves of that business) have adversely impacted BLAIC’s financial condition, which could, in turn, adversely impact Brookfield’s willingness or ability to pay dividends to Genworth Holdings.

(20) Segment Information

(a) Operating Segment Information

We operate through three divisions: U.S. Life Insurance, Global Mortgage Insurance and Corporate and Other. Under these divisions, there are five operating business segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities. Our operating business segments are as follows: (1) U.S. Life Insurance, which includes our long-term care insurance, life insurance and fixed annuities businesses; (2) International Mortgage Insurance, which includes mortgage insurance-related products and services; (3) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; (4) International Protection, which includes our lifestyle protection insurance business; and (5) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

In the fourth quarter of 2014, we recorded goodwill impairments of $129 million, net of taxes, in our long-term care insurance business and $145 million, net of taxes, in our life insurance business. In the third quarter of 2014, we recorded goodwill impairments of $167 million, net of taxes, in our long-term care insurance business and $350 million, net of taxes, in our life insurance business. We recorded a goodwill impairment of $86 million, net of taxes, related to our lifestyle protection insurance business in the third quarter of 2012.

The following transactions were excluded from net operating income (loss) for the periods presented as they related to the gain or loss on the early extinguishment of debt. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. In the third quarter of 2013, we paid a make-whole expense of approximately $20 million, net of taxes, related to the early redemption of Genworth Holdings’ 2015 Notes. In the fourth quarter of 2012, we repurchased principal of approximately $100 million of Genworth Holdings’ notes that were scheduled to mature in June 2014 for a loss of $4 million, net of taxes. In the fourth quarter of 2012, we also repurchased $20 million of non-recourse funding obligations resulting in a gain of approximately $3 million, net of taxes.

In the third quarter of 2012, we completed a life block transaction resulting in a loss of $6 million, net of taxes. In January 2012, we also completed a life block transaction resulting in a loss of approximately $41 million, net of taxes.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than the following items. There was $66 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. Although no decisions have been made, we recognized a tax charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business. In addition, in the fourth quarter of 2014, we recognized a net $108 million of tax benefit in our lifestyle protection insurance business primarily from an internal debt restructuring related to the planned sale of that business. Also, in the second quarter of 2013, we recorded a $13 million, net of taxes, expense related to restructuring costs.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2014	U.S. Life Insurance	International Mortgage Insurance	U.S. Mortgage Insurance	International Protection	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$3,169	$950	$578	$731	$3	$—	$5,431
Net investment income	2,665	303	59	101	129	(15)	3,242
Net investment gains (losses)	41	1	—	—	(66)	4	(20)
Insurance and investment product fees and other	712	(14)	2	5	209	(2)	912

Total revenues	6,587	1,240	639	837	275	(13)	9,565

Benefits and other changes in policy reserves	5,820	204	357	202	37	—	6,620
Interest credited	618	—	—	—	119	—	737
Acquisition and operating expenses, net of deferrals	658	223	140	462	84	18	1,585
Amortization of deferred acquisition costs and intangibles	345	59	7	118	39	3	571
Goodwill impairment	849	—	—	—	—	—	849
Interest expense	87	31	—	46	1	314	479

Total benefits and expenses	8,377	517	504	828	280	335	10,841

Income (loss) from continuing operations before income taxes	(1,790)	723	135	9	(5)	(348)	(1,276)
Provision (benefit) for income taxes	(385)	358	44	(107)	(19)	(119)	(228)

Income (loss) from continuing operations	(1,405)	365	91	116	14	(229)	(1,048)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	—	—

Net income (loss)	(1,405)	365	91	116	14	(229)	(1,048)
Less: net income attributable to noncontrolling interests	—	196	—	—	—	—	196

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,405)	$169	$91	$116	$14	$(229)	$(1,244)

Total assets	$82,906	$8,815	$2,324	$1,833	$12,971	$2,509	$111,358

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

		International	U.S.
2013	U.S. Life Insurance	Mortgage Insurance	Mortgage Insurance	International Protection	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$2,957	$996	$554	$636	$5	$—	$5,148
Net investment income	2,621	333	60	119	139	(1)	3,271
Net investment gains (losses)	(3)	32	—	27	(58)	(35)	(37)
Insurance and investment product fees and other	755	—	2	4	216	44	1,021

Total revenues	6,330	1,361	616	786	302	8	9,403

Benefits and other changes in policy reserves	3,975	317	412	159	32	—	4,895
Interest credited	619	—	—	—	119	—	738
Acquisition and operating expenses, net of deferrals	658	241	144	433	81	102	1,659
Amortization of deferred acquisition costs and intangibles	384	60	6	106	6	7	569
Interest expense	97	33	—	42	2	318	492

Total benefits and expenses	5,733	651	562	740	240	427	8,353

Income (loss) from continuing operations before income taxes	597	710	54	46	62	(419)	1,050
Provision (benefit) for income taxes	213	184	17	7	13	(110)	324

Income (loss) from continuing operations	384	526	37	39	49	(309)	726
Loss from discontinued operations, net of taxes	—	—	—	—	—	(12)	(12)

Net income (loss)	384	526	37	39	49	(321)	714
Less: net income attributable to noncontrolling interests	—	154	—	—	—	—	154

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$384	$372	$37	$39	$49	$(321)	$560

Total assets	$77,261	$9,194	$2,361	$2,061	$14,062	$3,106	$108,045

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

		International	U.S.
2012	U.S. Life Insurance	Mortgage Insurance	Mortgage Insurance	International Protection	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$2,789	$1,016	$549	$682	$5	$—	$5,041
Net investment income	2,594	375	68	131	145	30	3,343
Net investment gains (losses)	(8)	16	36	6	24	(47)	27
Insurance and investment product fees and other	875	1	23	3	207	120	1,229

Total revenues	6,250	1,408	676	822	381	103	9,640

Benefits and other changes in policy reserves	3,950	516	725	150	37	—	5,378
Interest credited	643	—	—	—	132	—	775
Acquisition and operating expenses, net of deferrals	677	55	143	483	79	157	1,594
Amortization of deferred acquisition costs and intangibles	477	64	5	113	51	12	722
Goodwill impairment	—	—	—	89	—	—	89
Interest expense	86	36	—	45	1	308	476

Total benefits and expenses	5,833	671	873	880	300	477	9,034

Income (loss) from continuing operations before income taxes	417	737	(197)	(58)	81	(374)	606
Provision (benefit) for income taxes	143	188	(83)	1	23	(134)	138

Income (loss) from continuing operations	274	549	(114)	(59)	58	(240)	468
Income from discontinued operations, net of taxes	—	—	—	—	—	57	57

Net income (loss)	274	549	(114)	(59)	58	(183)	525
Less: net income attributable to noncontrolling interests	—	200	—	—	—	—	200

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$274	$349	$(114)	$(59)	$58	$(183)	$325

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Revenues:
U.S. Life Insurance segment:
Long-term care insurance	$3,523	$3,316	$3,207
Life insurance	1,981	1,982	1,926
Fixed annuities	1,083	1,032	1,117

U.S. Life Insurance segment’s revenues	6,587	6,330	6,250

International Mortgage Insurance segment:
Canada	669	760	786
Australia	537	555	567
Other Countries	34	46	55

International Mortgage Insurance segment’s revenues	1,240	1,361	1,408

U.S. Mortgage Insurance segment’s revenues	639	616	676

International Protection segment’s revenues	837	786	822

Runoff segment’s revenues	275	302	381

Corporate and Other’s revenues	(13)	8	103

Total revenues	$9,565	$9,403	$9,640

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(c) Net Operating Income (Loss)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2014	2013	2012
U.S. Life Insurance segment:
Long-term care insurance	$(815)	$129	$101
Life insurance	74	173	151
Fixed annuities	100	92	82

U.S. Life Insurance segment’s net operating income (loss)	(641)	394	334

International Mortgage Insurance segment:
Canada	170	170	234
Australia	200	228	142
Other Countries	(25)	(37)	(34)

International Mortgage Insurance segment’s net operating income	345	361	342

U.S. Mortgage Insurance segment’s net operating income (loss)	91	37	(138)

International Protection segment’s net operating income	8	24	24

Runoff segment’s net operating income	48	66	46

Corporate and Other’s net operating loss	(232)	(266)	(205)

Net operating income (loss)	(381)	616	403
Net investment gains (losses), net	(4)	(11)	(1)
Goodwill impairment, net	(791)	—	(86)
Gains (losses) on early extinguishment of debt, net	(2)	(20)	(1)
Gains (losses) from life block transactions, net	—	—	(47)
Tax impact from potential business portfolio changes	(66)	—	—
Expenses related to restructuring, net	—	(13)	—
Income (loss) from discontinued operations, net of taxes	—	(12)	57

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(1,244)	560	325
Add: net income attributable to noncontrolling interests	196	154	200

Net income (loss)	$(1,048)	$714	$525

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(d) Geographic Segment Information

We conduct our operations in the following geographic regions: (1) United States (2) Canada (3) Australia and (4) Other Countries.

The following is a summary of geographic region activity as of or for the years ended December 31:

2014
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total
Total revenues	$7,488	$669	$537	$871	$9,565

Income (loss) from continuing operations	$(1,529)	$307	$83	$91	$(1,048)

Net income (loss)	$(1,529)	$307	$83	$91	$(1,048)

Total assets	$100,710	$4,922	$3,495	$2,231	$111,358

2013
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total
Total revenues	$7,256	$760	$555	$832	$9,403

Income from continuing operations	$161	$336	$227	$2	$726

Net income	$149	$336	$227	$2	$714

Total assets	$96,790	$5,313	$3,419	$2,523	$108,045

2012
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total
Total revenues	$7,410	$786	$567	$877	$9,640

Income (loss) from continuing operations	$(22)	$439	$140	$(89)	$468

Net income (loss)	$35	$439	$140	$(89)	$525

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(21) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2014 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$2,322	$2,415	$2,404	$2,424

Total benefits and expenses (1)	$2,016	$2,102	$3,376	$3,347

Income (loss) from continuing operations (2)	$219	$228	$(787)	$(708)

Net income (loss) (2)	$219	$228	$(787)	$(708)

Net income attributable to noncontrolling interests	$35	$52	$57	$52

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (2)	$184	$176	$(844)	$(760)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.37	$0.35	$(1.70)	$(1.53)

Diluted	$0.37	$0.35	$(1.70)	$(1.53)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.37	$0.35	$(1.70)	$(1.53)

Diluted	$0.37	$0.35	$(1.70)	$(1.53)

Weighted-average common shares outstanding:
Basic	495.8	496.6	496.6	496.7
Diluted (3)	502.7	503.6	496.6	496.7

(1)	During the fourth quarter of 2014, we completed our annual loss recognition testing of our long-term care insurance business which resulted in additional expenses of $735 million. During the fourth quarter of 2014, we also recorded goodwill impairments of $299 million in our U.S. Life Insurance segment. In the fourth quarter of 2014, we recorded a correction of $49 million in our life insurance business related to reserves on a reinsurance transaction. Our long-term care insurance claim reserves also increased in the fourth quarter of 2014 as a result of a $67 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement of assumptions for claim termination rates.
(2)	During the fourth quarter of 2014, we completed our annual loss recognition testing of our long-term care insurance business which resulted in additional charges of $478 million, net of taxes. During the fourth quarter of 2014, we also recorded goodwill impairments of $274 million, net of taxes, in our U.S. Life Insurance segment. There was a $66 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. As we consider potential business portfolio changes, we recognized a charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business. In addition, in the fourth quarter of 2014, we recognized a net $108 million of tax benefits in our lifestyle protection insurance business primarily from an internal debt restructuring related to the planned sale of that business. We recorded a correction of $32 million, net of taxes, in our life insurance business related to reserves on a reinsurance transaction in the fourth quarter of 2014. Our long-term care insurance claim reserves also increased in the fourth quarter of 2014 as a result of a $44 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $28 million favorable refinement of assumptions for claim termination rates.
(3)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2014 and December 31, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2014 and December 31, 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 5.4 million and 3.2 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2014 and December 31, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million and 499.9 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

In August 2014, Genworth Financial, Inc., its current chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al, was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. We intend to vigorously defend this action.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint. On February 2, 2015, the plaintiffs filed a memorandum of law in opposition to our motion to dismiss. We intend to vigorously defend this action.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Those cases are captioned as follows: Samp, et al. v. JPMorgan Chase Bank, N.A., et al., United States District Court for the Central District of California; White, et al., v. The PNC Financial Services Group, Inc., et al., United States District Court for the Eastern District of Pennsylvania; Menichino, et al. v. Citibank NA, et al., United States District Court for the Western District of Pennsylvania; McCarn, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of California; Manners, et al., v. Fifth Third Bank, et al., United States District Court for the Western District of Pennsylvania; Riddle, et al. v. Bank of America Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York; Barlee, et al. v. First Horizon National Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the Middle District of Pennsylvania; Orange, et al. v. Wachovia Bank, N.A., et al., United States District Court for the Central District of California; Hill et al. v. Flagstar Bank, FSB, et al., United States District Court for the Eastern District of Pennsylvania; and Moriba Ba, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of Pennsylvania. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a mortgage lender through captive reinsurance arrangements received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA and unjustly enriched the defendants for which plaintiffs seek declaratory relief and unspecified monetary damages, including restitution. The McCarn case was dismissed by the court with prejudice as to our subsidiary and certain other defendants on November 9, 2012. On July 3, 2012, the Rulison case was voluntarily dismissed by the plaintiffs. The Barlee case was dismissed by the court with prejudice as to our subsidiary and certain other defendants on February 27, 2013. The Manners case was dismissed by voluntary stipulation in March 2013. In early May 2013, the Samp and Orange cases were dismissed with prejudice as to our subsidiary. Plaintiffs appealed both of those dismissals, but have since withdrawn those appeals. The White case was dismissed by the court without prejudice on June 20, 2013, and on July 5, 2013 plaintiffs filed a second amended complaint again naming our U.S. mortgage insurance subsidiary as a defendant. The Menichino case was dismissed by the court without prejudice as to our subsidiary and certain other defendants on July 19, 2013. Plaintiffs filed a second amended complaint again naming our U.S. mortgage insurance subsidiary as a defendant and we moved to dismiss the second amended complaint. In the Riddle, Hill, Ba and Cunningham cases, the defendants’ motions to dismiss were denied, but the court in the Riddle, Hill and Cunningham cases limited discovery to issues surrounding whether the case should be dismissed on statute of limitations grounds. In the Hill case, on December 17, 2013, we moved for summary judgment dismissing the complaint. The court granted our motion, and in July 2014, the Hill plaintiffs filed a notice of appeal with the Third Circuit Court of Appeals. In the Riddle case, in late November 2013, the United States District Court for the Eastern District of Pennsylvania granted our motion for summary judgment dismissing the case. Plaintiffs appealed the dismissal. In October 2014, the Third Circuit Court of Appeals upheld the dismissal of the Riddle action. On January 30, 2015, our U.S. mortgage insurance subsidiary and all named plantiffs in the cases still pending as of such date entered into a settlement agreement that we expect will result in the dismissal of all actions as to our subsidiary. This settlement will not have any impact on our financial position or results of operations.

In December 2009, one of our former non-insurance subsidiaries, one of the former subsidiary’s officers and Genworth Financial, Inc. (now known as Genworth Holdings, Inc.) were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc. et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our former subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary damages and other relief. In response to our motion

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

to dismiss the complaint in its entirety, the court granted the motion to dismiss the state law fiduciary duty claim and denied the motion to dismiss the remaining federal claims. The District Court denied plaintiffs’ motion to certify a class on April 15, 2014. On April 29, 2014, plaintiffs filed a motion with the Second Circuit Court of Appeals for permission to appeal the District Court’s denial of their motion to certify a class, which we opposed. On July 9, 2014, the Second Circuit Court of Appeals denied plaintiffs’ motion. We will continue to vigorously defend this action.

In April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices, which settlement took effect in the second quarter of 2014. As a result, the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices were dismissed in the third quarter of 2014. In October 2014, the parties executed a definitive settlement agreement to settle all remaining claims in the arbitrations. Implementation of the settlement to resolve the remaining claims was subject to the consent of the GSEs. The settlement provides that our U.S. mortgage insurance subsidiaries will remit a portion of the previously curtailed claim amounts to Bank of America, N.A. and will agree to certain limits on future curtailment activity for loans that are part of the settlement. The consents of the GSEs were obtained in January 2015, and therefore, the parties will move to dismiss all remaining matters in the arbitration.

In addition to the negotiated settlement with Bank of America, N.A. discussed above, we have resolved a matter involving a second servicer’s dispute with us on loss mitigation. This second dispute did not involve any formal legal proceeding, as is the case with other discussions we have had from time to time with other lenders and servicers over disputed loss mitigation activities. During the third quarter of 2014, we recorded an aggregate increase in our claim reserves for our U.S. mortgage insurance business of $53 million principally to provide for the anticipated financial impact in connection with the settlement of the Bank of America, N.A. arbitration, as well as the second dispute, both of which were settled for amounts which in the aggregate were included within the claim reserve mentioned above.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. Except as disclosed above, we also are not able to provide an estimate or range of reasonably possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

(b) Commitments

As of December 31, 2014, we were committed to fund $53 million in limited partnership investments, $128 million in U.S. commercial mortgage loan investments and $27 million in private placement investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

(23) Changes In Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	1,595	788	(537)	1,846
Amounts reclassified from (to) OCI	(12)	(37)	—	(49)

Current period OCI	1,583	751	(537)	1,797

Balances as of December 31, 2014 before noncontrolling interests	2,509	2,070	(240)	4,339
Less: change in OCI attributable to noncontrolling interests	56	—	(163)	(107)

Balances as of December 31, 2014	$2,453	$2,070	$(77)	$4,446

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(1,772)	(561)	(442)	(2,775)
Amounts reclassified from (to) OCI	21	(29)	—	(8)

Current period OCI	(1,751)	(590)	(442)	(2,783)

Balances as of December 31, 2013 before noncontrolling interests	887	1,319	213	2,419
Less: change in OCI attributable to noncontrolling interests	(39)	—	(84)	(123)

Balances as of December 31, 2013	$926	$1,319	$297	$2,542

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2012	$1,485	$2,009	$553	$4,047
OCI before reclassifications	1,106	(77)	126	1,155
Amounts reclassified from (to) OCI	50	(23)	—	27

Current period OCI	1,156	(100)	126	1,182

Balances as of December 31, 2012 before noncontrolling interests	2,641	1,909	679	5,229
Less: change in OCI attributable to noncontrolling interests	3	—	24	27

Balances as of December 31, 2012	$2,638	$1,909	$655	$5,202

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $37 million, $6 million and $26 million, respectively, net of taxes of $14 million, $1 million and $15 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2014, 2013 and 2012. Amount also included taxes of $(10) million, $39 million and $58 million, respectively, related to foreign currency translation adjustments as of December 31, 2014, 2013 and 2012.

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2014	2013	2012
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(19)	$33	$77	Net investment (gains) losses
Provision for income taxes	7	(12)	(27)	Provision for income taxes

Total	$(12)	$21	$50

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(63)	$(47)	$(40)	Net investment income
Interest rate swaps hedging assets	(2)	(1)	(2)	Net investment (gains) losses
Interest rate swaps hedging liabilities	(1)	(2)	(2)	Interest expense
Inflation indexed swaps	9	5	9	Net investment income
Provision for income taxes	20	16	12	Provision for income taxes

Total	$(37)	$(29)	$(23)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(24) Noncontrolling Interests

Canada

In July 2009, Genworth Canada, our indirect subsidiary, completed the IPO of its common shares and Brookfield Life Assurance Company Limited (“Brookfield”), our indirect wholly-owned subsidiary, beneficially owned 57.5% of the common shares of Genworth Canada.

We currently hold approximately 57.3% of the outstanding common shares of Genworth Canada on a consolidated basis. In addition, Brookfield has the right, exercisable at its discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. Brookfield also has a right of first refusal with respect to the transfer of these common shares of Genworth Canada by our U.S. mortgage insurance companies.

During 2014, Genworth Canada repurchased 1.9 million shares for CAD$75 million through a Normal Course Issuer Bid (“NCIB”) authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its current level and received $38 million in cash.

During 2013, Genworth Canada repurchased 3.9 million shares for CAD$105 million through a NCIB authorized by its board for up to 4.9 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its then-current level and received $58 million in cash.

In 2014, 2013 and 2012, dividends of $69 million, $52 million and $50 million, respectively, were paid to the noncontrolling interests of Genworth Canada.

Australia

On May 15, 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, priced its initial public offering of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owns 66.2% of the ordinary shares of Genworth Australia.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of the changes in ownership interests and the effect on stockholders’ equity as a result of the initial public offering of Genworth Australia was as follows for the year ended December 31:

(Amounts in millions)	2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(1,244)
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Australia shares to noncontrolling interests	(145)

Net transfers to noncontrolling interests	(145)

Change from net loss available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(1,389)

In 2014, dividends of $6 million were paid to the noncontrolling interests of Genworth Australia.

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

Summary operating results of discontinued operations were as follows for the years ended December 31:

(Amounts in millions)	2013	2012
Revenues	$211	$387

Income (loss) before income taxes	$(5)	$110
Provision for income taxes	7	53

Income (loss) from discontinued operations, net of taxes	$(12)	$57

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2014 and 2013 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2014, 2013 and 2012.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the condensed consolidating balance sheet information as of December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$150	$62,497	$(200)	$62,447
Equity securities available-for-sale, at fair value	—	—	282	—	282
Commercial mortgage loans	—	—	6,100	—	6,100
Restricted commercial mortgage loans related to securitization entities	—	—	201	—	201
Policy loans	—	—	1,501	—	1,501
Other invested assets	—	14	2,287	(5)	2,296
Restricted other invested assets related to securitization entities, at fair value	—	—	411	—	411
Investments in subsidiaries	14,895	15,003	—	(29,898)	—

Total investments	14,895	15,167	73,279	(30,103)	73,238
Cash and cash equivalents	—	953	3,965	—	4,918
Accrued investment income	—	—	689	(4)	685
Deferred acquisition costs	—	—	5,042	—	5,042
Intangible assets	—	—	272	—	272
Goodwill	—	—	16	—	16
Reinsurance recoverable	—	—	17,346	—	17,346
Other assets	2	207	425	(1)	633
Intercompany notes receivable	9	267	395	(671)	—
Separate account assets	—	—	9,208	—	9,208

Total assets	$14,906	$16,594	$110,637	$(30,779)	$111,358

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$35,915	$—	$35,915
Policyholder account balances	—	—	26,043	—	26,043
Liability for policy and contract claims	—	—	8,043	—	8,043
Unearned premiums	—	—	3,986	—	3,986
Other liabilities	3	251	3,361	(11)	3,604
Intercompany notes payable	—	604	267	(871)	—
Borrowings related to securitization entities	—	—	219	—	219
Non-recourse funding obligations	—	—	1,996	—	1,996
Long-term borrowings	—	4,151	488	—	4,639
Deferred tax liability	(20)	(970)	1,898	—	908
Separate account liabilities	—	—	9,208	—	9,208

Total liabilities	(17)	4,036	91,424	(882)	94,561

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,997	9,162	17,080	(26,242)	11,997
Accumulated other comprehensive income (loss)	4,446	4,449	4,459	(8,908)	4,446
Retained earnings	1,179	(1,053)	(4,205)	5,258	1,179
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,923	12,558	17,334	(29,892)	14,923
Noncontrolling interests	—	—	1,879	(5)	1,874

Total stockholders’ equity	14,923	12,558	19,213	(29,897)	16,797

Total liabilities and stockholders’ equity	$14,906	$16,594	$110,637	$(30,779)	$111,358

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the condensed consolidating income statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$5,431	$—	$5,431
Net investment income	(2)	—	3,259	(15)	3,242
Net investment gains (losses)	—	4	(24)	—	(20)
Insurance and investment product fees and other	—	(4)	917	(1)	912

Total revenues	(2)	—	9,583	(16)	9,565

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	6,620	—	6,620
Interest credited	—	—	737	—	737
Acquisition and operating expenses, net of deferrals	21	—	1,564	—	1,585
Amortization of deferred acquisition costs and intangibles	—	—	571	—	571
Goodwill impairment	—	—	849	—	849
Interest expense	—	321	174	(16)	479

Total benefits and expenses	21	321	10,515	(16)	10,841

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(23)	(321)	(932)	—	(1,276)
Provision (benefit) for income taxes	(8)	(112)	(104)	(4)	(228)
Equity in income (loss) of subsidiaries	(1,229)	(1,147)	—	2,376	—

Income (loss) from continuing operations	(1,244)	(1,356)	(828)	2,380	(1,048)
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	(1,244)	(1,356)	(828)	2,380	(1,048)
Less: net income attributable to noncontrolling interests	—	—	196	—	196

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$(1,356)	$(1,024)	$2,380	$(1,244)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the condensed consolidating income statement information for the year ended December 31, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$5,041	$—	$5,041
Net investment income	—	1	3,357	(15)	3,343
Net investment gains (losses)	—	(29)	56	—	27
Insurance and investment product fees and other	—	(1)	1,234	(4)	1,229

Total revenues	—	(29)	9,688	(19)	9,640

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,378	—	5,378
Interest credited	—	—	775	—	775
Acquisition and operating expenses, net of deferrals	7	8	1,579	—	1,594
Amortization of deferred acquisition costs and intangibles	—	—	722	—	722
Goodwill impairment	—	—	89	—	89
Interest expense	—	315	179	(18)	476

Total benefits and expenses	7	323	8,722	(18)	9,034

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(7)	(352)	966	(1)	606
Provision (benefit) for income taxes	(3)	(110)	251	—	138
Equity in income (loss) of subsidiaries	329	636	(38)	(927)	—

Income from continuing operations	325	394	677	(928)	468
Income from discontinued operations, net of taxes	—	—	57	—	57

Net income	325	394	734	(928)	525
Less: net income attributable to noncontrolling interests	—	—	200	—	200

Net income available to Genworth Financial, Inc.’s common stockholders	$325	$394	$534	$(928)	$325

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,244)	$(1,356)	$(828)	$2,380	$(1,048)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,539	1,510	1,573	(3,049)	1,573
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	11	10	(21)	10
Derivatives qualifying as hedges	751	751	794	(1,545)	751
Foreign currency translation and other adjustments	(339)	(273)	(537)	612	(537)

Total other comprehensive income (loss)	1,961	1,999	1,840	(4,003)	1,797

Total comprehensive income (loss)	717	643	1,012	(1,623)	749
Less: comprehensive income attributable to noncontrolling interests	—	—	32	—	32

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$717	$643	$980	$(1,623)	$717

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$560	$540	$1,017	$(1,403)	$714
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,778)	(1,733)	(1,817)	3,511	(1,817)
Net unrealized gains (losses) on other-than- temporarily impaired securities	66	65	66	(131)	66
Derivatives qualifying as hedges	(590)	(590)	(615)	1,205	(590)
Foreign currency translation and other adjustments	(358)	(335)	(442)	693	(442)

Total other comprehensive income (loss)	(2,660)	(2,593)	(2,808)	5,278	(2,783)

Total comprehensive income (loss)	(2,100)	(2,053)	(1,791)	3,875	(2,069)
Less: comprehensive income attributable to noncontrolling interests	—	—	31	—	31

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(2,100)	$(2,053)	$(1,822)	$3,875	$(2,100)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,244)	$(1,356)	$(828)	$2,380	$(1,048)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	1,229	1,147	—	(2,376)	—
Dividends from subsidiaries	—	630	(630)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(97)	—	(97)
Net investment losses (gains)	—	(4)	24	—	20
Charges assessed to policyholders	—	—	(777)	—	(777)
Acquisition costs deferred	—	—	(473)	—	(473)
Amortization of deferred acquisition costs and intangibles	—	—	571	—	571
Goodwill impairment	—	—	849	—	849
Deferred income taxes	4	(146)	(341)	(4)	(487)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	1	205	—	206
Stock-based compensation expense	21	—	9	—	30
Change in certain assets and liabilities:
Accrued investment income and other assets	(4)	(9)	(117)	1	(129)
Insurance reserves	—	—	3,212	—	3,212
Current tax liabilities	(2)	(77)	(101)	—	(180)
Other liabilities, policy and contract claims and other policy-related balances	11	91	645	(6)	741

Net cash from operating activities	15	277	2,151	(5)	2,438

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	5,214	—	5,364
Commercial mortgage loans	—	—	765	—	765
Restricted commercial mortgage loans related to securitization entities	—	—	32	—	32
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,490	—	2,490
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(9,342)	—	(9,492)
Commercial mortgage loans	—	—	(967)	—	(967)
Other invested assets, net	—	—	(45)	5	(40)
Policy loans, net	—	—	12	—	12
Intercompany notes receivable	(1)	(19)	(2)	22	—
Capital contributions to subsidiaries	(12)	—	12	—	—

Net cash from investing activities	(13)	(19)	(1,831)	27	(1,836)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,993	—	2,993
Withdrawals from universal life and investment contracts	—	—	(2,588)	—	(2,588)
Redemption and repurchase of non-recourse funding obligations	—	—	(42)	—	(42)
Proceeds from the issuance of long-term debt	—	—	144	—	144
Repayment and repurchase of long-term debt	—	(485)	(136)	—	(621)
Repayment of borrowings related to securitization entities	—	—	(32)	—	(32)
Proceeds from intercompany notes payable	—	3	19	(22)	—
Repurchase of subsidiary shares	—	—	(28)	—	(28)
Dividends paid to noncontrolling interests	—	—	(75)	—	(75)
Dividends paid to parent	—	—	—	—	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	517	—	517
Other, net	(2)	(42)	(19)	—	(63)

Net cash from financing activities	(2)	(524)	753	(22)	205

Effect of exchange rate changes on cash and cash equivalents	—	—	(103)	—	(103)

Net change in cash and cash equivalents	—	(266)	970	—	704
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	$—	$953	$3,965	$—	$4,918

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$560	$540	$1,017	$(1,403)	$714
Less (income) loss from discontinued operations, net of taxes	—	29	(17)	—	12
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings from subsidiaries	(607)	(796)	—	1,403	—
Dividends from subsidiaries	535	376	(497)	(414)	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(97)	—	(97)
Net investment losses (gains)	—	(6)	43	—	37
Charges assessed to policyholders	—	—	(812)	—	(812)
Acquisition costs deferred	—	—	(457)	—	(457)
Amortization of deferred acquisition costs and intangibles	—	—	569	—	569
Deferred income taxes	24	(138)	35	—	(79)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	1	(60)	—	(59)
Stock-based compensation expense	26	—	15	—	41
Change in certain assets and liabilities:
Accrued investment income and other assets	2	67	(112)	—	(43)
Insurance reserves	—	—	2,256	—	2,256
Current tax liabilities	3	45	240	—	288
Other liabilities, policy and contract claims and other policy-related balances	(4)	(11)	(1,024)	—	(1,039)
Cash from operating activities—discontinued operations	—	—	68	—	68

Net cash from operating activities	539	107	1,167	(414)	1,399

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	5,040	—	5,040
Commercial mortgage loans	—	—	896	—	896
Restricted commercial mortgage loans related to securitization entities	—	—	60	—	60
Proceeds from sales of investments:
Fixed maturity and equity securities	—	150	4,286	—	4,436
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(10,655)	—	(10,805)
Commercial mortgage loans	—	—	(873)	—	(873)
Other invested assets, net	—	—	89	—	89
Policy loans, net	—	—	242	—	242
Intercompany notes receivable	(8)	(3)	95	(84)	—
Capital contributions to subsidiaries	(531)	(1)	532	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	425	(60)	—	365
Cash from investing activities—discontinued operations	—	(30)	—	—	(30)

Net cash from investing activities	(539)	391	(348)	(84)	(580)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,999	—	2,999
Withdrawals from universal life and investment contracts	—	—	(3,269)	—	(3,269)
Redemption and repurchase of non-recourse funding obligations	—	—	(28)	—	(28)
Proceeds from the issuance of long-term debt	—	793	—	—	793
Repayment and repurchase of long-term debt	—	(365)	—	—	(365)
Repayment of borrowings related to securitization entities	—	—	(108)	—	(108)
Proceeds from intercompany notes payable	—	(87)	3	84	—
Repurchase of subsidiary shares	—	—	(43)	—	(43)
Dividends paid to noncontrolling interests	—	—	(52)	—	(52)
Dividends paid to parent	—	(414)	—	414	—
Other, net	—	(49)	(24)	—	(73)
Cash from financing activities—discontinued operations	—	—	(3)	—	(3)

Net cash from financing activities	—	(122)	(525)	498	(149)
Effect of exchange rate changes on cash and cash equivalents	—	—	(109)	—	(109)

Net change in cash and cash equivalents	—	376	185	—	561
Cash and cash equivalents at beginning of period	—	843	2,810	—	3,653

Cash and cash equivalents at end of period	—	1,219	2,995	—	4,214
Less cash and cash equivalents of discontinued operations at end of period	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period	$—	$1,219	$2,995	$—	$4,214

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2012:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$325	$394	$734	$(928)	$525
Less income from discontinued operations, net of taxes	—	—	(57)	—	(57)
Adjustments to reconcile net income to net cash from operating activities:
Equity in (income) loss from subsidiaries	(329)	(636)	38	927	—
Dividends from subsidiaries	—	545	(545)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(88)	—	(88)
Net investment losses (gains)	—	29	(56)	—	(27)
Charges assessed to policyholders	—	—	(801)	—	(801)
Acquisition costs deferred	—	—	(611)	—	(611)
Amortization of deferred acquisition costs and intangibles	—	—	722	—	722
Goodwill impairment	—	—	89	—	89
Deferred income taxes	(3)	(274)	359	—	82
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	(27)	218	—	191
Stock-based compensation expense	7	16	3	—	26
Change in certain assets and liabilities:
Accrued investment income and other assets	—	53	(122)	1	(68)
Insurance reserves	—	—	2,330	—	2,330
Current tax liabilities	—	(43)	(191)	—	(234)
Other liabilities, policy and contract claims and other policy-related balances	—	10	(1,181)	5	(1,166)
Cash from operating activities—discontinued operations	—	—	49	—	49

Net cash from operating activities	—	67	890	5	962

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	5,176	—	5,176
Commercial mortgage loans	—	—	891	—	891
Restricted commercial mortgage loans related to securitization entities	—	—	67	—	67
Proceeds from sales of investments:
Fixed maturity and equity securities	—	10	5,725	—	5,735
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(12,172)	—	(12,322)
Commercial mortgage loans	—	—	(692)	—	(692)
Other invested assets, net	—	30	391	(5)	416
Policy loans, net	—	—	(29)	—	(29)
Intercompany notes receivable	—	(31)	(58)	89	—
Capital contributions to subsidiaries	—	(20)	20	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	—	77	—	77
Cash from investing activities—discontinued operations	—	(18)	(23)	—	(41)

Net cash from investing activities	—	(179)	(627)	84	(722)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,810	—	2,810
Withdrawals from universal life and investment contracts	—	—	(2,781)	—	(2,781)
Redemption and repurchase of non-recourse funding obligations	—	—	(1,056)	—	(1,056)
Proceeds from the issuance of long-term debt	—	361	—	—	361
Repayment and repurchase of long-term debt	—	(322)	—	—	(322)
Repayment of borrowings related to securitization entities	—	—	(72)	—	(72)
Proceeds from intercompany notes payable	—	58	31	(89)	—
Dividends paid to noncontrolling interests	—	—	(50)	—	(50)
Other, net	—	(49)	103	—	54
Cash from financing activities—discontinued operations	—	—	(45)	—	(45)

Net cash from financing activities	—	48	(1,060)	(89)	(1,101)
Effect of exchange rate changes on cash and cash equivalents	—	—	26	—	26

Net change in cash and cash equivalents	—	(64)	(771)	—	(835)
Cash and cash equivalents at beginning of period	—	907	3,581	—	4,488

Cash and cash equivalents at end of period	—	843	2,810	—	3,653
Less cash and cash equivalents of discontinued operations at end of period	—	—	21	—	21

Cash and cash equivalents of continuing operations at end of period	$—	$843	$2,789	$—	$3,632

For information on significant restrictions on dividends by, or loans or advances from, subsidiaries of Genworth Financial and Genworth Holdings, and the restricted net assets of those subsidiaries, see note 19.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of March 2, 2015, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2015

Schedule I

Genworth Financial, Inc.

Summary of Investments—Other Than Investments in Related Parties

(Amounts in millions)

As of December 31, 2014, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$5,006	$6,000	$6,000
Tax-exempt	347	362	362
Government—non-U.S.	1,952	2,106	2,106
Public utilities	3,551	4,167	4,167
All other corporate bonds	46,094	49,812	49,812

Total fixed maturity securities	56,950	62,447	62,447
Equity securities	253	282	282
Commercial mortgage loans	6,100	xxxxx	6,100
Restricted commercial mortgage loans related to securitization entities	201	xxxxx	201
Policy loans	1,501	xxxxx	1,501
Other invested assets (1)	1,132	xxxxx	2,296
Restricted other invested assets related to securitization entities	411	xxxxx	411

Total investments	$66,548	xxxxx	$73,238

(1)	The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2014	2013
Assets
Investments in subsidiaries	$14,895	$14,358
Deferred tax asset	20	26
Other assets	2	7
Intercompany notes receivable	9	8

Total assets	$14,926	$14,399

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$3	$6

Total liabilities	3	6

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,997	12,127

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,431	914
Net unrealized gains (losses) on other-than-temporarily impaired securities	22	12

Net unrealized investment gains (losses)	2,453	926

Derivatives qualifying as hedges	2,070	1,319
Foreign currency translation and other adjustments	(77)	297

Total accumulated other comprehensive income (loss)	4,446	2,542
Retained earnings	1,179	2,423
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,923	14,393

Total liabilities and stockholders’ equity	$14,926	$14,399

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$(2)	$(1)	$—

Total revenues	(2)	(1)	—

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	21	33	7

Total benefits and expenses	21	33	7

Loss before income taxes and equity in income (loss) of subsidiaries	(23)	(34)	(7)
Provision (benefit) from income taxes	(8)	13	(3)
Equity in income (loss) of subsidiaries	(1,229)	607	329

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$560	$325

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Comprehensive Income

(Amounts in millions)

	Years ended December 31,
	2014	2013	2012
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$560	$325

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,539	(1,778)	1,075
Net unrealized gains (losses) on other-than-temporarily impaired securities	10	66	78
Derivatives qualifying as hedges	751	(590)	(100)
Foreign currency translation and other adjustments	(339)	(358)	102

Total other comprehensive income (loss)	1,961	(2,660)	1,155

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$717	$(2,100)	$1,480

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$560	$325
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to net cash from operating activities:
Equity in (income) loss from subsidiaries	1,229	(607)	(329)
Dividends from subsidiaries	—	535	—
Deferred income taxes	4	24	(3)
Stock-based compensation expense	21	26	7
Change in certain assets and liabilities:
Accrued investment income and other assets	(4)	2	—
Current tax liabilities	(2)	3	—
Other liabilities and other policy-related balances	11	(4)	—

Net cash from operating activities	15	539	—

Cash flows from investing activities:
Intercompany notes receivable	(1)	(8)	—
Capital contribution paid to subsidiaries	(12)	(531)	—

Net cash from investing activities	(13)	(539)	—

Cash flows from financing activities:
Other, net	(2)	—	—

Net cash from financing activities	(2)	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2014, 2013 and 2012

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

The financial information contained herein has been prepared as if the reorganization occurred on January 1, 2012.

Genworth Financial is a holding company whose subsidiaries provide long-term care, life and mortgage insurance, as well as annuities and other investment products.

(2) Commitments

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Financial also provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. Genworth Financial also provides a full and unconditional guarantee of Genworth Holdings’ obligations associated with Rivermont Insurance Company and the Tax Matters Agreement.

The obligations under Genworth Holdings’ credit agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by Genworth Financial.

(3) Income Taxes

As of December 31, 2014 and 2013, Genworth Financial had a deferred tax asset of $20 million and $26 million, respectively, primarily comprised of share-based compensation. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes. Genworth Financial’s current income tax receivable was $3 million as of December 31, 2014 and current income tax payable was $6 million as of December 31, 2013. Net cash received for taxes was $23 million and $5 million for the years ended December 31, 2014 and 2013, respectively.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2014
U.S. Life Insurance	$4,390	$35,911	$22,874	$6,434	$639
International Mortgage Insurance	150	—	—	308	2,723
U.S. Mortgage Insurance	16	—	—	1,180	178
International Protection	193	—	11	106	439
Runoff	293	4	3,158	15	7
Corporate and Other	—	—	—	—	—

Total	$5,042	$35,915	$26,043	$8,043	$3,986

December 31, 2013
U.S. Life Insurance	$4,537	$33,700	$22,210	$5,216	$632
International Mortgage Insurance	152	—	—	378	2,815
U.S. Mortgage Insurance	12	—	—	1,482	129
International Protection	243	—	16	108	522
Runoff	334	5	3,302	20	9
Corporate and Other	—	—	—	—	—

Total	$5,278	$33,705	$25,528	$7,204	$4,107

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2014
U.S. Life Insurance	$3,169	$2,665	$6,438	$291	$1,648	$3,172
International Mortgage Insurance	950	303	204	50	263	1,111
U.S. Mortgage Insurance	578	59	357	5	142	628
International Protection	731	101	202	110	516	709
Runoff	3	129	156	37	87	2
Corporate and Other	—	(15)	—	—	335	—

Total	$5,431	$3,242	$7,357	$493	$2,991	$5,622

December 31, 2013
U.S. Life Insurance	$2,957	$2,621	$4,594	$298	$841	$2,963
International Mortgage Insurance	996	333	317	48	286	1,042
U.S. Mortgage Insurance	554	60	412	4	146	567
International Protection	636	119	159	97	484	608
Runoff	5	139	151	4	85	4
Corporate and Other	—	(1)	—	—	427	—

Total	$5,148	$3,271	$5,633	$451	$2,269	$5,184

December 31, 2012
U.S. Life Insurance	$2,789	$2,594	$4,593	$410	$830	$2,818
International Mortgage Insurance	1,016	375	516	52	103	1,061
U.S. Mortgage Insurance	549	68	725	3	145	554
International Protection	682	131	150	106	624	619
Runoff	5	145	169	47	84	5
Corporate and Other	—	30	—	—	477	—

Total	$5,041	$3,343	$6,153	$618	$2,263	$5,057

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, solely because of the material weakness in our internal control over financial reporting described below.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, solely because of a material weakness in our internal control over financial reporting described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Inadequate Controls Over Implementation of Changes to One of Our Methodologies

We did not have adequate controls designed and in place to ensure that we correctly implemented changes made to one of the methodologies as part of our comprehensive long-term care insurance claim reserves review completed in the third quarter of 2014. Specifically, the design of our control relating to the review of the implementation of claim reserve assumption and methodology changes (the “review control”) was not modified in light of the complex nature and volume of changes required to our claim reserves system in order to implement all the assumption and methodology changes we made as part of the third quarter review. As a result, we failed to identify a $44 million after-tax calculation error. This amount was corrected in the fourth quarter of 2014 prior to issuing our consolidated financial statements. The control deficiency related to the claim reserve changes made in the third quarter, and did not result in a material misstatement in the consolidated financial statements; however, we have concluded a material weakness exists in the controls over the implementation of our long-term care insurance claim reserves assumption and methodology changes because such a misstatement could have occurred.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

We are currently working to remediate the material weakness. We have reviewed the design of our current “review control” over implementation of assumption and methodology changes to our long-term care insurance claim reserves to determine appropriate improvements and implement enhanced procedures. As part of these enhanced procedures, our actuarial team responsibilities will be separated to provide that one team will develop and implement all significant assumption and methodology changes to the long-term care insurance claim reserves while another team will determine the nature and scope of the review required as a result of the changes, and then execute the review process.

In addition, the scope of the “review control” over the implementation of assumption and methodology changes to our claim reserves will be expanded to include testing of our claim reserves calculation, on an individual claim basis, from the point at which the claim record is included in our policy administration system through the point at which our reserve is reported in our consolidated financial statements. These control enhancements are intended to ensure that assumption and methodology changes to the long-term care insurance claim reserves function as intended.

We believe these measures will remediate the control deficiency identified above and will strengthen our internal control over financial reporting for the calculation of our long-term care insurance claim reserves. We currently are targeting to complete the implementation of the control enhancements during 2015. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

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

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to a control over the Company’s implementation of assumption and methodology changes for long-term care insurance claim reserves has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Genworth Financial, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken or to be taken after December 31, 2014, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2015

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2014

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Thomas J. McInerney	58	President and Chief Executive Officer, Director
Martin P. Klein	55	Executive Vice President and Chief Financial Officer
Ward E. Bobitz	50	Executive Vice President and General Counsel
Lori M. Evangel	52	Executive Vice President and Chief Risk Officer
Michael S. Laming	63	Executive Vice President—Human Resources
Scott J. McKay	53	Executive Vice President—Chief Information Officer
Kevin D. Schneider	53	Executive Vice President—Genworth
Daniel J. Sheehan IV	49	Executive Vice President—Chief Investment Officer
William H. Bolinder	71	Director, member of Nominating and Corporate Governance and Risk Committees
G. Kent Conrad	66	Director, member of Nominating and Corporate Governance and Risk Committees
Melina E. Higgins	47	Director, member of Nominating and Corporate Governance and Risk Committees
Nancy J. Karch	67	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Christine B. Mead	59	Director, member of Audit and Management Development and Compensation Committees
David M. Moffett	63	Director, member of Nominating and Corporate Governance and Risk Committees
Thomas E. Moloney	71	Director, member of Audit and Risk Committees
James A. Parke	69	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	71	Non-Executive Chairman of the Board, member of Audit and Management Development and Compensation Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Thomas J. McInerney has been our President and Chief Executive Officer and a director since January 2013. He has also been responsible for the U.S. Life Insurance Division since July 2014. Before joining our company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. Prior to that, Mr. McInerney spent 30 years working with ING Groep NV and Aetna Inc. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer for ING’s insurance and investment management businesses worldwide. From April 2006 to October 2009, he was the Chairman and Chief Executive Officer of ING Americas and a member of ING Groep’s Executive Board, where he led ING’s pension, retirement services, insurance and investment management businesses in the United States, Canada and seven countries in Latin America. From October 2001 to April 2006, he was the Chief Executive Officer of ING U.S. Financial Services, and from December 2000 to October 2001, he was Chief Executive Officer of ING U.S. Worksite Financial Services. In 2000, ING Groep acquired Aetna Financial Services, for which Mr. McInerney served as President from August 1997 to December 2000. Prior to that, he served in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney is a member of the Board of the American Council of Life Insurers, and has been active with the Financial Services Roundtable (“FSR”), having served on FSR’s board and Chief Executive Officer Committee. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

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

Ward E. Bobitz has been our Executive Vice President and General Counsel since January 2015. Prior to that, he served as a Vice President and Assistant Secretary, responsible for corporate transactions and regulatory matters, since the completion of our IPO in May 2004. Prior to the IPO, he served as a Vice President and Assistant Secretary of GE Financial Assurance Holdings, Inc. (“GEFAHI”) since October 1997. From September 1993 to October 1997, Mr. Bobitz was with the law firm of LeBoeuf, Lamb, Greene, and MacRae. Mr. Bobitz received a B.A. in Economics from Columbia University and a J.D. from the University of Michigan Law School. He is a member of the New York Bar and the Virginia Bar.

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

Scott J. McKay has been our Executive Vice President—Chief Information Officer since January 2015. Prior thereto, he served as our Senior Vice President—Chief Information Officer since January 2009 and leader of Business and Product Strategy for the U.S. Life Insurance segment since March 2013. He had served as our Senior Vice President—Operations & Quality and Chief Information Officer from August 2004 to December 2008. Prior thereto, he was Senior Vice President—Operations & Quality since the completion of our IPO in May 2004 to August 2004. Prior to the IPO, he was the Senior Vice President, Operations & Quality of GEFAHI since December 2002. From July 1993 to December 2002, Mr. McKay served in various information technology related positions at GEFAHI’s subsidiaries, including Chief Technology Officer, and Chief Information Officer of Federal Home Life Assurance Company. Prior thereto, he was Officer and Director of Applications for United Pacific Life Insurance Company from July 1992 to July 1993, and an IT consultant for Sycomm Systems and Data Executives, Inc. from January 1985 to July 1992. Mr. McKay received a B.S. in Computer Science from West Chester University of Pennsylvania.

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

Nancy J. Karch has served as a member of our board of directors since October 2005. Ms. Karch was a Senior Partner of McKinsey & Company, an independent consulting firm, from 1988 until her retirement in 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She has served as a director of Kimberly-Clark Corp. since June 2010, Kate Spade & Company (formerly Fifth & Pacific Companies, Inc. and Liz Claiborne, Inc.) since January 2000 and became the non-executive Chairman of the Board in May 2013, and MasterCard Incorporated since January 2007. She also previously served as a director of CEB (The Corporate Executive Board, Inc.) from October 2001 until January 2015. Ms. Karch is also on the board of the Northern Westchester Hospital and North Shore-LIJ Health System, both not-for-profit organizations. Ms. Karch received a B.A. in Mathematics from Cornell University, an M.S. in Mathematics from Northeastern University and an M.B.A. from Harvard Business School.

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

David M. Moffett has served as a member of our board of directors since December 2012. Mr. Moffett was the Chief Executive Officer and a director of the Federal Home Loan Mortgage Corporation from September 2008 until his retirement in March 2009. Prior to this position, Mr. Moffett served as a Senior Advisor with the Carlyle Group LLC from May 2007 to September 2008. Mr. Moffett also served as the Vice Chairman and Chief Financial Officer of U.S. Bancorp from 2001 to 2007, after its merger with Firstar Corporation, having previously served as Vice Chairman and Chief Financial Officer of Firstar Corporation from 1998 to 2001 and as Chief Financial Officer of StarBanc Corporation, a predecessor to Firstar Corporation, from 1993 to 1998. Mr. Moffett has served as a director of eBay Inc. since July 2007 (serving as Lead Director since May 2014) and CIT Group Inc. since July 2010. He also previously served on the boards of directors of MBIA Inc. from May

2007 to September 2008, The E.W. Scripps Company from May 2007 to September 2008 and Building Materials Holding Corporation from May 2006 to November 2008. Mr. Moffett also serves as a trustee on the boards of Columbia Fund Series Trust I and Columbia Funds Variable Insurance Trust, overseeing approximately 52 funds within the Columbia Funds mutual fund complex. He also serves as a trustee for the University of Oklahoma Foundation. Mr. Moffett holds a B.A. degree in Economics from the University of Oklahoma and an M.B.A. degree from Southern Methodist University.

Thomas E. Moloney has served as a member of our board of directors since October 2009. Mr. Moloney served as the interim Chief Financial Officer of MSC—Medical Services Company (“MSC”) from December 2007 to March 2008. He retired as the Senior Executive Vice President and Chief Financial Officer of John Hancock Financial Services, Inc. in December 2004. He had served in this position since 1992. Mr. Moloney served in various roles at John Hancock Financial Services, Inc. during his tenure from 1965 to 1992, including Vice President, Controller, and Senior Accountant. Mr. Moloney has served as a director of SeaWorld Entertainment, Inc. since January 2015. He also previously served as a director of MSC from 2005 to 2012 (MSC was acquired in 2012 and ceased to be a public company in 2008). Mr. Moloney is on the boards of Nashoba Learning Group and the Boston Children’s Museum (past Chairperson), both non-profit organizations. Mr. Moloney received a B.A. in Accounting from Bentley University and holds an Executive Masters Professional Director Certification from the Corporate Directors Group.

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

James S. Riepe has served as a member of our board of directors since March 2006 and was appointed Non-Executive Chairman of the Board in May 2012, having previously been appointed as Lead Director in February 2009. Mr. Riepe is a retired Vice Chairman and a Senior Advisor at T. Rowe Price Group, Inc. Mr. Riepe served as the Vice Chairman of T. Rowe Price Group, Inc. from 1997 until his retirement in December 2005. Prior to joining T. Rowe Price Group, Inc. in 1981, Mr. Riepe was an Executive Vice President of the Vanguard Group. He has served as a director of LPL Financial Holdings Inc. since February 2008. Mr. Riepe also previously served on the boards of directors of The NASDAQ OMX Group, Inc. from May 2003 to May 2014, T. Rowe Price Group, Inc. from 1981 to 2006 and 57 T. Rowe Price registered investment companies (mutual funds) until his retirement in 2006. He is a member of the University of Pennsylvania’s Board of Trustees. Mr. Riepe received a B.S. in Industrial Management, an M.B.A. and an Honorary Doctor of Laws degree from the University of Pennsylvania.

From time to time, we or our subsidiaries are subject to court orders, judgments or decrees enjoining us or the subsidiaries from engaging in certain business practices, and sometimes such orders, judgments or decrees are also applicable to our affiliates, officers, employees and certain other related parties, including certain of our executive officers.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents filed as part of this report.

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

2.2	Offer Management Agreement, dated as of April 23, 2014, among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

Number	Description

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.6	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2008)

4.8	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 8, 2009)

4.9	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2010)

4.10	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2010)

4.11	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

4.12	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.13	Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2013)

Number	Description

4.14	Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

10.1	Credit Agreement, dated as of September 26, 2013, among Genworth Financial, Inc., as guarantor, Genworth Holdings, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Bank PLC and Bank of America, N.A., as co-syndication agents, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA and UBS Securities LLC, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch Pierce Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on September 27, 2013)

10.2	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.2.1	Amendment No.1 to Master Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2013)

10.3	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.3.1	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3.4	Amending Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Mortgage Holdings, LLC, Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina, Genworth Financial International Holdings, Inc., Genworth Residential Mortgage Assurance Corporation and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.3.5	Assignment and Assumption Agreement for Shareholder Agreement, dated July 11, 2014, among Genworth MI Canada Inc., Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.4	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Company Australia Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.5	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.6	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.6.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

10.7	Canadian Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed on June 7, 2004)

10.8	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed on June 7, 2004)

10.9	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K field on June 7, 2004)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

Number	Description

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.14	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.14.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.15	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.15.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.16.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.17.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

Number	Description

10.18.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.18.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.19	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.19.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.19.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.19.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.24	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.25	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.26	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.27	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

Number	Description

10.27.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (filed herewith)

10.28	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.29	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

10.30§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.30.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.31§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.33§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.34.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.34.2§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.3§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.34.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

Number	Description

10.35§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.35.1§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.35.2§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.35.3§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.35.4§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.35.5§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35.6§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.36§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.37§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.38§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.38.1§	Amendment to the Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.39§	Genworth Financial, Inc. 2011 Change of Control Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.39.1§	Amendment to the Genworth Financial, Inc. 2011 Change of Control Plan (incorporated by reference to Exhibit 10.35.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.40§	Genworth Financial, Inc. 2014 Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2014)

10.41§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012)

10.41.1§	First Amendment to the Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

Number	Description

10.42§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012)

10.42.1§	First Amendment to the Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.43§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.44§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.45§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.45.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.45.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.46§	Director Compensation Summary (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.47§	Annuity Contribution Arrangement with Leon E. Roday (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009)

10.48§	Separation Agreement and Release, dated November 8, 2013, between Genworth Financial, Inc. and Patrick B. Kelleher (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.49§	Genworth Financial, Inc. 2012 Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2012)

10.50§	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 1, 2012)

10.51§	Genworth Financial, Inc. 2015 Key Employee Severance Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 18, 2014)

10.52§	Separation Agreement and Release, dated July 24, 2014, between Genworth Financial, Inc. and James Boyle (filed herewith)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Martin P. Klein (filed herewith)

Number	Description

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: March 2, 2015

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 2, 2015

/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ Martin P. Klein Martin P. Klein	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kelly L. Groh Kelly L. Groh	Vice President and Controller (Principal Accounting Officer)

* William H. Bolinder	Director

* G. Kent Conrad	Director

* Nancy J. Karch	Director

* Melina E. Higgins	Director

* Christine B. Mead	Director

* David M. Moffett	Director

* Thomas E. Moloney	Director

* James A. Parke	Director

* James S. Riepe	Director

*By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact