Form 10-Q
period 2015-03-31
GENWORTH FINANCIAL INC
filed 2015-04-29
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2015, 497,388,632 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,942	$62,447
Equity securities available-for-sale, at fair value	306	282
Commercial mortgage loans	6,149	6,100
Restricted commercial mortgage loans related to securitization entities	188	201
Policy loans	1,506	1,501
Other invested assets	2,723	2,296
Restricted other invested assets related to securitization entities, at fair value	411	411

Total investments	74,225	73,238
Cash and cash equivalents	5,158	4,918
Accrued investment income	735	685
Deferred acquisition costs	4,918	5,042
Intangible assets	227	272
Goodwill	15	16
Reinsurance recoverable	17,339	17,346
Other assets	650	633
Separate account assets	9,064	9,208

Total assets	$112,331	$111,358

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$36,488	$35,915
Policyholder account balances	26,146	26,043
Liability for policy and contract claims	8,030	8,043
Unearned premiums	3,731	3,986
Other liabilities ($38 and $45 of other liabilities are related to securitization entities)	3,899	3,604
Borrowings related to securitization entities ($81 and $85 are at fair value)	205	219
Non-recourse funding obligations	1,983	1,996
Long-term borrowings	4,601	4,639
Deferred tax liability	1,103	908
Separate account liabilities	9,064	9,208

Total liabilities	95,250	94,561

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 586 million and 585 million shares issued as of March 31, 2015 and December 31, 2014, respectively; 497 million shares outstanding as of March 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	11,998	11,997

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,724	2,431
Net unrealized gains (losses) on other-than-temporarily impaired securities	24	22

Net unrealized investment gains (losses)	2,748	2,453

Derivatives qualifying as hedges	2,247	2,070
Foreign currency translation and other adjustments	(303)	(77)

Total accumulated other comprehensive income (loss)	4,692	4,446
Retained earnings	1,333	1,179
Treasury stock, at cost (88 million shares as of March 31, 2015 and December 31, 2014)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,324	14,923
Noncontrolling interests	1,757	1,874

Total stockholders’ equity	17,081	16,797

Total liabilities and stockholders’ equity	$112,331	$111,358

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Revenues:
Premiums	$1,323	$1,307
Net investment income	803	805
Net investment gains (losses)	(16)	(17)
Insurance and investment product fees and other	225	227

Total revenues	2,335	2,322

Benefits and expenses:
Benefits and other changes in policy reserves	1,243	1,194
Interest credited	180	183
Acquisition and operating expenses, net of deferrals	380	378
Amortization of deferred acquisition costs and intangibles	121	134
Interest expense	116	127

Total benefits and expenses	2,040	2,016

Income before income taxes	295	306
Provision for income taxes	91	87

Net income	204	219
Less: net income attributable to noncontrolling interests	50	35

Net income available to Genworth Financial, Inc.’s common stockholders	$154	$184

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.31	$0.37

Diluted	$0.31	$0.37

Weighted-average common shares outstanding:
Basic	497.0	495.8

Diluted	498.9	502.7

Supplemental disclosures:
Total other-than-temporary impairments	$(3)	$(1)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(3)	(1)
Other investments gains (losses)	(13)	(16)

Total net investment gains (losses)	$(16)	$(17)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net income	$204	$219
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	323	706
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	6
Derivatives qualifying as hedges	177	219
Foreign currency translation and other adjustments	(370)	(21)

Total other comprehensive income (loss)	132	910

Total comprehensive income (loss)	336	1,129
Less: comprehensive income attributable to noncontrolling interests	(64)	4

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$400	$1,125

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

						Total
						Genworth
			Accumulated			Financial,
		Additional	other		Treasury	Inc.’s		Total
	Common	paid-in	comprehensive	Retained	stock, at	stockholders’	Noncontrolling	stockholders’
	stock	capital	income (loss)	earnings	cost	equity	interests	equity
Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Comprehensive income (loss):
Net income	—	—	—	154	—	154	50	204
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	293	—	—	293	30	323
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	2	—	—	2	—	2
Derivatives qualifying as hedges	—	—	177	—	—	177	—	177
Foreign currency translation and other adjustments	—	—	(226)	—	—	(226)	(144)	(370)

Total comprehensive income (loss)						400	(64)	336
Dividends to noncontrolling interests	—	—	—	—	—	—	(54)	(54)
Stock-based compensation expense and exercises and other	—	1	—	—	—	1	1	2

Balances as of March 31, 2015	$1	$11,998	$4,692	$1,333	$(2,700)	$15,324	$1,757	$17,081

Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

Comprehensive income (loss):
Net income	—	—	—	184	—	184	35	219
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	692	—	—	692	14	706
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	6	—	—	6	—	6
Derivatives qualifying as hedges	—	—	219	—	—	219	—	219
Foreign currency translation and other adjustments	—	—	24	—	—	24	(45)	(21)

Total comprehensive income (loss)						1,125	4	1,129
Dividends to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Stock-based compensation expense and exercises and other	—	(3)	—	—	—	(3)	1	(2)

Balances as of March 31, 2014	$1	$12,124	$3,483	$2,607	$(2,700)	$15,515	$1,219	$16,734

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$204	$219
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(17)	(28)
Net investment losses (gains)	16	17
Charges assessed to policyholders	(196)	(187)
Acquisition costs deferred	(110)	(119)
Amortization of deferred acquisition costs and intangibles	121	134
Deferred income taxes	39	17
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	18	26
Stock-based compensation expense	(2)	8
Change in certain assets and liabilities:
Accrued investment income and other assets	(75)	(109)
Insurance reserves	614	550
Current tax liabilities	(3)	(182)
Other liabilities, policy and contract claims and other policy-related balances	15	(285)

Net cash from operating activities	624	61

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,153	1,135
Commercial mortgage loans	198	139
Restricted commercial mortgage loans related to securitization entities	13	7
Proceeds from sales of investments:
Fixed maturity and equity securities	420	708
Purchases and originations of investments:
Fixed maturity and equity securities	(1,839)	(2,172)
Commercial mortgage loans	(247)	(132)
Other invested assets, net	(64)	111

Net cash from investing activities	(366)	(204)

Cash flows from financing activities:
Deposits to universal life and investment contracts	630	814
Withdrawals from universal life and investment contracts	(527)	(505)
Redemption of non-recourse funding obligations	(13)	(8)
Repayment of borrowings related to securitization entities	(11)	(7)
Dividends paid to noncontrolling interests	(54)	(13)
Other, net	10	(12)

Net cash from financing activities	35	269

Effect of exchange rate changes on cash and cash equivalents	(53)	20

Net change in cash and cash equivalents	240	146
Cash and cash equivalents at beginning of period	4,918	4,214

Cash and cash equivalents at end of period	$5,158	$4,360

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

The accompanying unaudited condensed financial statements include on a consolidated basis the accounts of Genworth Financial and the affiliate companies in which it holds a majority voting interest or where it is the primary beneficiary of a variable interest entity (“VIE”). All intercompany accounts and transactions have been eliminated in consolidation.

References to “Genworth,” the “Company,” “we” or “our” in the accompanying consolidated financial statements and these notes thereto are, unless the context otherwise requires, to Genworth Financial on a consolidated basis.

We have the following operating segments:

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2014 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounting Changes

a) Accounting Pronouncements Recently Adopted

On January 1, 2015, we early adopted new accounting guidance related to measuring the financial assets and financial liabilities of a consolidated collateralized financing entity. The guidance addresses the accounting for the measurement difference between the fair value of financial assets and the fair value of financial liabilities of a collateralized financing entity. The new guidance provides an alternative whereby a reporting entity could measure the financial assets and financial liabilities of the collateralized financing entity in its consolidated financial statements using the more observable of the fair values. There was no impact on our consolidated financial statements.

On January 1, 2015, we adopted new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financings. The new guidance changed the accounting for repurchase-to-maturity transactions and repurchase financing such that they were consistent with secured borrowing accounting. In addition, the guidance requires new disclosures for all repurchase agreements and securities lending transactions which will be effective in the second quarter of 2015. We do not have repurchase-to-maturity transactions, but have repurchase agreements and securities lending transactions that will be subject to additional disclosures. This new guidance did not have an impact on our consolidated financial statements but will impact our disclosures in the second quarter of 2015.

On January 1, 2015, we adopted new accounting guidance related to the accounting for investments in affordable housing projects that qualify for the low-income housing tax credit. The new guidance permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax benefits received and recognize the net investment performance as a component of income tax expense (called the proportional amortization method) if certain conditions are met. The new guidance requires use of the equity method or cost method for investments in qualified affordable housing projects not accounted for using the proportional amortization method. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2015, we early adopted new accounting guidance related to the accounting for share-based payment awards when the terms of an award provide that a performance target can be achieved after the requisite service period. The guidance requires that such performance targets should not be reflected in estimating the grant-date fair value of an award, and that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. We have a performance stock unit plan where awards for employees who are retirement eligible can vest on a pro-rata basis upon retirement even if retirement occurs before the performance target is achieved. There was no impact on our consolidated financial statements.

b) Accounting Pronouncement Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for us on January 1, 2016, with early adoption permitted, and is required to be applied on a retrospective basis. We are still in the process of evaluating the impact the guidance will have on our consolidated financial statements.

In February 2015, the FASB issued new accounting guidance related to consolidation. This guidance primarily impacts limited partnerships and similar legal entities, evaluation of fees paid to a decision maker as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination and certain investment funds. This guidance is effective for us on January 1, 2016, with early adoption permitted. We are in the process of determining the impact on our consolidated financial statements.

(3) Earnings Per Share

Basic and diluted earnings per share are calculated by dividing each income category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2015	2014
Weighted-average shares used in basic earnings per common share calculations	497.0	495.8
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	1.9	6.9

Weighted-average shares used in diluted earnings per common share calculations	498.9	502.7

Net income:
Net income	$204	$219
Less: net income attributable to noncontrolling interests	50	35

Net income available to Genworth Financial, Inc.’s common stockholders	$154	$184

Basic per common share	$0.31	$0.37

Diluted per common share	$0.31	$0.37

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2015	2014
Fixed maturity securities—taxable	$639	$648
Fixed maturity securities—non-taxable	3	3
Commercial mortgage loans	85	83
Restricted commercial mortgage loans related to securitization entities	4	4
Equity securities	4	4
Other invested assets	55	50
Restricted other invested assets related to securitization entities	1	1
Policy loans	33	31
Cash, cash equivalents and short-term investments	3	5

Gross investment income before expenses and fees	827	829
Expenses and fees	(24)	(24)

Net investment income	$803	$805

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2015	2014
Available-for-sale securities:
Realized gains	$15	$7
Realized losses	(12)	(23)

Net realized gains (losses) on available-for-sale securities	3	(16)

Impairments:
Total other-than-temporary impairments	(3)	(1)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(3)	(1)

Trading securities	6	12
Commercial mortgage loans	2	3
Net gains (losses) related to securitization entities	8	6
Derivative instruments (1)	(32)	(21)

Net investment gains (losses)	$(16)	$(17)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2015 and 2014 was $140 million and $265 million, respectively, which was approximately 93% and 92%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the three months ended March 31:

(Amounts in millions)	2015	2014
Beginning balance	$83	$101
Reductions:
Securities sold, paid down or disposed	(5)	(2)

Ending balance	$78	$99

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2015	December 31, 2014
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$6,500	$5,560
Equity securities	35	32
Other invested assets	(2)	(2)

Subtotal	6,533	5,590
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(2,112)	(1,656)
Income taxes, net	(1,534)	(1,372)

Net unrealized investment gains (losses)	2,887	2,562
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	139	109

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,748	$2,453

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2015	2014
Beginning balance	$2,453	$926
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	943	1,431
Adjustment to deferred acquisition costs	(98)	(99)
Adjustment to present value of future profits	(20)	(52)
Adjustment to sales inducements	(15)	(13)
Adjustment to benefit reserves	(323)	(188)
Provision for income taxes	(162)	(378)

Change in unrealized gains (losses) on investment securities	325	701
Reclassification adjustments to net investment (gains) losses, net of taxes of $— and $(6)	—	11

Change in net unrealized investment gains (losses)	325	712
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	30	14

Ending balance	$2,748	$1,624

(d) Fixed Maturity and Equity Securities

As of March 31, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,985	$1,147	$—	$—	$—	$6,132
Tax-exempt	348	29	—	(16)	—	361
Government—non-U.S.	1,829	180	—	(1)	—	2,008
U.S. corporate	24,526	3,395	22	(43)	—	27,900
Corporate—non-U.S.	13,791	1,177	1	(83)	—	14,886
Residential mortgage-backed	4,746	414	15	(11)	(1)	5,163
Commercial mortgage-backed	2,508	180	5	(3)	—	2,690
Other asset-backed	3,813	29	1	(41)	—	3,802

Total fixed maturity securities	56,546	6,551	44	(198)	(1)	62,942
Equity securities	280	29	—	(3)	—	306

Total available-for-sale securities	$56,826	$6,580	$44	$(201)	$(1)	$63,248

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
	Amortized	Not other-than-	Other-than-	Not other-than-	Other-than-
	cost or	temporarily	temporarily	temporarily	temporarily	Fair
(Amounts in millions)	cost	impaired	impaired	impaired	impaired	value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
Tax-exempt	347	29	—	(14)	—	362
Government—non-U.S.	1,952	156	—	(2)	—	2,106
U.S. corporate	24,251	3,017	20	(88)	—	27,200
Corporate—non-U.S.	14,214	1,015	—	(97)	—	15,132
Residential mortgage-backed	4,881	362	15	(17)	(1)	5,240
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	56,950	5,740	40	(282)	(1)	62,447
Equity securities	253	36	—	(7)	—	282

Total available-for-sale securities	$57,203	$5,776	$40	$(289)	$(1)	$62,729

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2015:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses (1)	securities	value	losses (1)	securities
Description of Securities
Fixed maturity securities:
Tax-exempt	$—	$—	—	$109	$(16)	10	$109	$(16)	10
Government—non-U.S.	50	(1)	18	—	—	—	50	(1)	18
U.S. corporate	1,178	(19)	174	468	(24)	66	1,646	(43)	240
Corporate—non-U.S.	1,024	(68)	172	249	(15)	39	1,273	(83)	211
Residential mortgage-backed	—	—	—	129	(12)	76	129	(12)	76
Commercial mortgage-backed	87	(1)	14	99	(2)	20	186	(3)	34
Other asset-backed	823	(4)	116	432	(37)	51	1,255	(41)	167

Subtotal, fixed maturity securities	3,162	(93)	494	1,486	(106)	262	4,648	(199)	756
Equity securities	68	(3)	64	—	—	—	68	(3)	64

Total for securities in an unrealized loss position	$3,230	$(96)	558	$1,486	$(106)	262	$4,716	$(202)	820

% Below cost—fixed maturity securities:
<20% Below cost	$3,089	$(66)	483	$1,369	$(55)	242	$4,458	$(121)	725
20%-50% Below cost	73	(27)	11	117	(50)	14	190	(77)	25
>50% Below cost	—	—	—	—	(1)	6	—	(1)	6

Total fixed maturity securities	3,162	(93)	494	1,486	(106)	262	4,648	(199)	756

% Below cost—equity securities:
<20% Below cost	64	(2)	58	—	—	—	64	(2)	58
20%-50% Below cost	4	(1)	6	—	—	—	4	(1)	6

Total equity securities	68	(3)	64	—	—	—	68	(3)	64

Total for securities in an unrealized loss position	$3,230	$(96)	558	$1,486	$(106)	262	$4,716	$(202)	820

Investment grade	$2,766	$(59)	445	$1,292	$(85)	204	$4,058	$(144)	649
Below investment grade (2)	464	(37)	113	194	(21)	58	658	(58)	171

Total for securities in an unrealized loss position	$3,230	$(96)	558	$1,486	$(106)	262	$4,716	$(202)	820

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the table above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to volatility in the utilities and energy sector, which resulted in a decline in the value of our corporate securities since acquisition. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 3% as of March 31, 2015.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $55 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB+” and approximately 75% of the unrealized losses were related to investment grade securities as of March 31, 2015. These unrealized losses were predominantly attributable to corporate securities and municipal securities including fixed rate securities purchased in a lower rate environment and variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 4% as of March 31, 2015. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of March 31, 2015:

	Investment Grade
	20% to 50%				Greater than 50%
			% of total				% of total
		Gross	gross			Gross	gross
	Fair	unrealized	unrealized	Number of	Fair	unrealized	unrealized	Number of
(Dollar amounts in millions)	value	losses	losses	securities	value	losses	losses	securities
Fixed maturity securities:
Tax-exempt	$9	$(3)	1%	1	$—	$—	—%	—
U.S. corporate	26	(10)	5	1	—	—	—	—
Structured securities:
Residential mortgage-backed	5	(4)	2	4	—	—	—	—
Other asset-backed	68	(26)	13	4	—	—	—	—

Total structured securities	73	(30)	15	8	—	—	—	—

Total	$108	$(43)	21%	10	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
			% of total				% of total
		Gross	gross			Gross	gross
	Fair	unrealized	unrealized	Number of	Fair	unrealized	unrealized	Number of
(Dollar amounts in millions)	value	losses	losses	securities	value	losses	losses	securities
Fixed maturity securities:
Structured securities:
Residential mortgage-backed	$1	$(1)	—%	3	$—	$(1)	—%	6
Other asset-backed	8	(6)	3	1	—	—	—	—

Total structured securities	9	(7)	3	4	—	(1)	—	6

Total	$9	$(7)	3%	4	$—	$(1)	—%	6

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Structured Securities

Of the $38 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $1 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of March 31, 2015.

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

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2014:

	Less than 12 months			12 months or more			Total
		Gross			Gross			Gross
	Fair	unrealized	Number of	Fair	unrealized	Number of	Fair	unrealized	Number of
(Dollar amounts in millions)	value	losses	securities	value	losses (1)	securities	value	losses (1)	securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$75	$(1)	10	$75	$(1)	10
Tax-exempt	—	—	—	111	(14)	10	111	(14)	10
Government—non-U.S.	67	(1)	18	22	(1)	4	89	(2)	22
U.S. corporate	1,656	(31)	240	1,359	(57)	210	3,015	(88)	450
Corporate—non-U.S.	1,568	(69)	239	515	(28)	70	2,083	(97)	309
Residential mortgage-backed	180	(1)	24	254	(17)	90	434	(18)	114
Commercial mortgage-backed	163	—	21	362	(9)	49	525	(9)	70
Other asset-backed	1,551	(12)	215	487	(42)	55	2,038	(54)	270

Subtotal, fixed maturity securities	5,185	(114)	757	3,185	(169)	498	8,370	(283)	1,255
Equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,215	$(117)	803	$3,233	$(173)	504	$8,448	$(290)	1,307

% Below cost—fixed maturity securities:
<20% Below cost	$5,148	$(103)	753	$3,054	$(115)	477	$8,202	$(218)	1,230
20%-50% Below cost	37	(11)	4	131	(53)	15	168	(64)	19
>50% Below cost	—	—	—	—	(1)	6	—	(1)	6

Total fixed maturity securities	5,185	(114)	757	3,185	(169)	498	8,370	(283)	1,255

% Below cost—equity securities:
<20% Below cost	26	(2)	40	48	(4)	6	74	(6)	46
20%-50% Below cost	4	(1)	6	—	—	—	4	(1)	6

Total equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,215	$(117)	803	$3,233	$(173)	504	$8,448	$(290)	1,307

Investment grade	$4,623	$(75)	675	$2,936	$(146)	431	$7,559	$(221)	1,106
Below investment grade (2)	592	(42)	128	297	(27)	73	889	(69)	201

Total for securities in an unrealized loss position	$5,215	$(117)	803	$3,233	$(173)	504	$8,448	$(290)	1,307

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2015 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	cost or	Fair
(Amounts in millions)	cost	value
Due one year or less	$2,060	$2,077
Due after one year through five years	10,913	11,552
Due after five years through ten years	11,584	12,343
Due after ten years	20,922	25,315

Subtotal	45,479	51,287
Residential mortgage-backed	4,746	5,163
Commercial mortgage-backed	2,508	2,690
Other asset-backed	3,813	3,802

Total	$56,546	$62,942

As of March 31, 2015, $7,229 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2015, securities issued by utilities and energy, finance and insurance, and consumer—non-cyclical industry groups represented approximately 25%, 19% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of March 31, 2015, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2015		December 31, 2014
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Property type:
Retail	$2,193	36%	$2,150	35%
Office	1,660	27	1,643	27
Industrial	1,553	25	1,597	26
Apartments	494	8	494	8
Mixed use/other	270	4	239	4

Subtotal	6,170	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(1)		(1)
Allowance for losses	(20)		(22)

Total	$6,149		$6,100

	March 31, 2015		December 31, 2014
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Geographic region:
South Atlantic	$1,677	27%	$1,673	27%
Pacific	1,616	26	1,636	27
Middle Atlantic	837	14	826	14
Mountain	557	9	536	9
East North Central	390	6	397	7
West North Central	385	6	382	6
West South Central	275	5	268	4
New England	267	4	264	4
East South Central	166	3	141	2

Subtotal	6,170	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(1)		(1)
Allowance for losses	(20)		(22)

Total	$6,149		$6,100

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2015
	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total

(Amounts in millions)
Property type:
Retail	$—	$—	$—	$—	$2,193	$2,193
Office	—	—	3	3	1,657	1,660
Industrial	—	—	2	2	1,551	1,553
Apartments	—	—	—	—	494	494
Mixed use/other	—	—	—	—	270	270

Total recorded investment	$—	$—	$5	$5	$6,165	$6,170

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total

Property type:
Retail	$—	$—	$—	$—	$2,150	$2,150
Office	—	—	6	6	1,637	1,643
Industrial	—	—	2	2	1,595	1,597
Apartments	—	—	—	—	494	494
Mixed use/other	—	—	—	—	239	239

Total recorded investment	$—	$—	$8	$8	$6,115	$6,123

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of March 31, 2015 and December 31, 2014, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of March 31, 2015 and December 31, 2014.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of March 31, 2015, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the three months ended March 31, 2015 and the year ended December 31, 2014, we modified or extended 3 and 28 commercial mortgage loans, respectively, with a total carrying value of $48 million and $254 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2015	2014
Allowance for credit losses:
Beginning balance	$22	$33
Charge-offs	(3)	(1)
Recoveries	—	—
Provision	1	(2)

Ending balance	$20	$30

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$20	$30

Recorded investment:
Ending balance	$6,170	$5,924

Ending balance of individually impaired loans	$18	$17

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,152	$5,907

As of March 31, 2015, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $3 million, an unpaid principal balance of $6 million and charge-offs of $3 million. As of March 31, 2015 and December 31, 2014, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million and charge-offs of $1 million, which were recorded in the first quarter of 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2015
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total

Property type:
Retail	$715	$428	$958	$74	$18	$2,193
Office	464	261	798	116	21	1,660
Industrial	426	282	766	56	23	1,553
Apartments	215	74	197	8	—	494
Mixed use/other	59	36	169	6	—	270

Total recorded investment	$1,879	$1,081	$2,888	$260	$62	$6,170

% of total	30%	18%	47%	4%	1%	100%

Weighted-average debt service coverage ratio	2.14	1.76	1.61	0.98	0.56	1.76

(1)	Included $15 million of impaired loans and $47 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 118%.

	December 31, 2014
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total

Property type:
Retail	$671	$419	$967	$75	$18	$2,150
Office	383	278	782	164	36	1,643
Industrial	451	285	778	60	23	1,597
Apartments	211	76	199	8	—	494
Mixed use/other	45	43	145	6	—	239

Total recorded investment	$1,761	$1,101	$2,871	$313	$77	$6,123

% of total	29%	18%	47%	5%	1%	100%

Weighted-average debt service coverage ratio	2.27	1.75	1.61	1.02	0.72	1.78

(1)	Included $15 million of impaired loans, $6 million of loans past due and not individually impaired and $56 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 120%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2015
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$76	$248	$553	$901	$415	$2,193
Office	115	94	298	768	378	1,653
Industrial	160	143	240	675	333	1,551
Apartments	1	48	91	185	169	494
Mixed use/other	6	1	86	137	40	270

Total recorded investment	$358	$534	$1,268	$2,666	$1,335	$6,161

% of total	6%	9%	20%	43%	22%	100%

Weighted-average loan-to-value	75%	63%	60%	60%	44%	58%

	December 31, 2014
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total

Property type:
Retail	$80	$253	$524	$870	$423	$2,150
Office	119	101	247	780	389	1,636
Industrial	158	142	246	706	343	1,595
Apartments	1	48	88	186	171	494
Mixed use/other	6	1	61	135	36	239

Total recorded investment	$364	$545	$1,166	$2,677	$1,362	$6,114

% of total	6%	9%	19%	44%	22%	100%

Weighted-average loan-to-value	77%	64%	64%	59%	45%	59%

As of March 31, 2015 and December 31, 2014, we had floating rate commercial mortgage loans of $9 million.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities and whereby the changes in fair value are recorded in current period income (loss). The trading securities comprise asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables.

(5) Derivative Instruments

Our business activities routinely deal with fluctuations in interest rates, equity prices, currency exchange rates and other asset and liability prices. We use derivative instruments to mitigate or reduce certain of these risks. We have established policies for managing each of these risks, including prohibitions on derivatives market-making and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	March 31, 2015	December 31, 2014	Balance sheet classification	March 31, 2015	December 31, 2014

Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$948	$639	Other liabilities	$45	$27
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	31	42
Foreign currency swaps	Other invested assets	9	6	Other liabilities	—	—

Total cash flow hedges		957	645		76	69

Total derivatives designated as hedges		957	645		76	69

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	492	452	Other liabilities	224	177
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	29	26
Foreign currency swaps	Other invested assets	—	—	Other liabilities	15	7
Credit default swaps	Other invested assets	3	4	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	10	17
Equity index options	Other invested assets	15	17	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	—	Other liabilities	6	1
Other foreign currency contracts	Other invested assets	17	14	Other liabilities	24	13
GMWB embedded derivatives	Reinsurance recoverable (1)	14	13	Policyholder account balances (2)	316	291
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	300	276
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	7	7

Total derivatives not designated as hedges		541	500		931	815

Total derivatives		$1,498	$1,145		$1,007	$884

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	March 31, 2015

Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(6)	$11,955
Inflation indexed swaps	Notional	571	1	(10)	562
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	1	(16)	12,552

Total derivatives designated as hedges		12,567	1	(16)	12,552

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	250	(392)	4,932
Interest rate swaps related to securitization entities	Notional	77	—	(4)	73
Credit default swaps	Notional	394	—	—	394
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	994	212	(201)	1,005
Financial futures	Notional	1,331	1,465	(1,433)	1,363
Equity return swaps	Notional	108	127	(103)	132
Foreign currency swaps	Notional	104	4	—	108
Other foreign currency contracts	Notional	425	104	(129)	400

Total derivatives not designated as hedges		8,819	2,162	(2,262)	8,719

Total derivatives		$21,386	$2,163	$(2,278)	$21,271

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	March 31, 2015

Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(784)	38,231
Fixed index annuity embedded derivatives	Policies	13,901	1,179	(82)	14,998
Indexed universal life embedded derivatives	Policies	421	127	(2)	546

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

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$306	$19	Net investment income	$4	Net investment gains (losses)
Interest rate swaps hedging liabilities	(18)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	11	9	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)

Total	$302	$28		$4

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income

Interest rate swaps hedging assets	$357	$15	Net investment income	$4	Net investment gains (losses)
Interest rate swaps hedging liabilities	(20)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(3)	(1)	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	18	—	Net investment income	—	Net investment gains (losses)

Total	$352	$14		$4

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2015	2014
Derivatives qualifying as effective accounting hedges as of January 1	$2,070	$1,319
Current period increases (decreases) in fair value, net of deferred taxes of $(107) and $(124)	195	228
Reclassification to net (income), net of deferred taxes of $10 and $5	(18)	(9)

Derivatives qualifying as effective accounting hedges as of March 31	$2,247	$1,538

The total of derivatives designated as cash flow hedges of $2,247 million, net of taxes, recorded in stockholders’ equity as of March 31, 2015 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $59 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. There were immaterial amounts reclassified to net income during the three months ended March 31, 2015 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income effects of fair value hedges and related hedged items for the three months ended March 31, 2015 and 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized in net income
(Amounts in millions)	2015	2014
Interest rate swaps	$8	$(3)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(3)	(3)	Net investment gains (losses)
Credit default swaps	1	—	Net investment gains (losses)
Credit default swaps related to securitization entities	8	7	Net investment gains (losses)
Equity index options	(10)	(7)	Net investment gains (losses)
Financial futures	7	27	Net investment gains (losses)
Equity return swaps	(9)	(1)	Net investment gains (losses)
Other foreign currency contracts	(1)	(9)	Net investment gains (losses)
Foreign currency swaps	(10)	—	Net investment gains (losses)
GMWB embedded derivatives	(16)	(31)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(7)	(1)	Net investment gains (losses)
Indexed universal life embedded derivatives	1	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(31)	$(21)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2015			December 31, 2014
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,526	$369	$1,157	$1,157	$273	$884
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,526	369	1,157	1,157	273	884
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(289)	(289)	—	(227)	(227)	—
Collateral received	(1,088)	—	(1,088)	(884)	—	(884)
Collateral pledged	—	(205)	205	—	(49)	49
Over collateralization	2	125	(123)	1	5	(4)

Net amount	$151	$—	$151	$47	$2	$45

(1)	Included $42 million and $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of March 31, 2015 and December 31, 2014, respectively.
(2)	Included $24 million and $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of March 31, 2015 and December 31, 2014, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of March 31, 2015 and December 31, 2014, we could have been allowed to claim $151 million and $47 million, respectively, or required to disburse up to $2 million as of December 31, 2014. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2015			December 31, 2014
	Notional			Notional
(Amounts in millions)	value	Assets	Liabilities	value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	1	—	39	1	—

Total credit default swaps on single name reference entities	$39	$1	$—	$39	$1	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2015			December 31, 2014
	Notional			Notional
(Amounts in millions)	value	Assets	Liabilities	value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$1	$—	$100	$1	$—
9% - 12% matures in less than one year (2)	250	1	—	250	2	—

Total credit default swap index tranches	350	2	—	350	3	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (3)	12	—	—	12	—	—
Portion backing our interest maturing 2017 (4)	300	—	10	300	—	17

Total customized credit default swap index tranches related to securitization entities	312	—	10	312	—	17

Total credit default swaps on index tranches	$662	$2	$10	$662	$3	$17

(1)	The current attachment/detachment as of March 31, 2015 and December 31, 2014 was 7% – 15%.
(2)	The current attachment/detachment as of March 31, 2015 and December 31, 2014 was 9% – 12%.
(3)	Original notional value was $39 million.
(4)	Original notional value was $300 million.

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2015
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,149	$6,588	$—	$—	$6,588
Restricted commercial mortgage loans		(1)	188	213	—	—	213
Other invested assets		(1)	484	487	—	412	75
Liabilities:
Long-term borrowings		(1)	4,601	4,422	—	4,312	110
Non-recourse funding obligations		(1)	1,983	1,435	—	—	1,435
Borrowings related to securitization entities		(1)	124	133	—	133	—
Investment contracts		(1)	17,514	18,597	—	7	18,590
Other firm commitments:
Commitments to fund limited partnerships	71		—	—	—	—	—
Ordinary course of business lending commitments	49		—	—	—	—	—

	December 31, 2014
(Amounts in millions)	Notional amount		Carrying amount	Fair value
				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,100	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans		(1)	201	228	—	—	228
Other invested assets		(1)	374	385	—	300	85
Liabilities:
Long-term borrowings		(1)	4,639	4,300	—	4,181	119
Non-recourse funding obligations		(1)	1,996	1,438	—	—	1,438
Borrowings related to securitization entities		(1)	134	146	—	146	—
Investment contracts		(1)	17,497	18,023	—	7	18,016
Other firm commitments:
Commitments to fund limited partnerships	53		—	—	—	—	—
Ordinary course of business lending commitments	155		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For private fixed maturity securities, we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction and value all private fixed maturity securities at par that have less than 12 months to maturity. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. To evaluate the reasonableness of the internal model, we review a sample of private fixed maturity securities each month. In that review we compare the modeled prices to the prices of similar public securities in conjunction with analysis on current market indicators. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating and public bond spread as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities.

For broker quotes, we consider the valuation methodology utilized by the third party and analyze a sample each month to assess reasonableness given then current market conditions. Additionally, for broker quotes on certain structured securities, we validate prices received against other publicly available pricing sources. As the valuation typically includes significant unobservable inputs, we classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.

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

Securities lending collateral

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2015 and December 31, 2014, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $81 million and $74 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets and liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,132	$—	$6,129	$3
Tax-exempt	361	—	361	—
Government—non-U.S.	2,008	—	2,002	6
U.S. corporate	27,900	—	25,422	2,478
Corporate—non-U.S.	14,886	—	13,109	1,777
Residential mortgage-backed	5,163	—	5,094	69
Commercial mortgage-backed	2,690	—	2,686	4
Other asset-backed	3,802	—	2,346	1,456

Total fixed maturity securities	62,942	—	57,149	5,793

Equity securities	306	269	3	34

Other invested assets:
Trading securities	218	—	218	—
Derivative assets:
Interest rate swaps	1,440	—	1,440	—
Foreign currency swaps	9	—	9	—
Credit default swaps	3	—	1	2
Equity index options	15	—	—	15
Other foreign currency contracts	17	—	17	—

Total derivative assets	1,484	—	1,467	17

Securities lending collateral	323	—	323	—

Total other invested assets	2,025	—	2,008	17

Restricted other invested assets related to securitization entities	411	—	181	230
Reinsurance recoverable (1)	14	—	—	14
Separate account assets	9,064	9,064	—	—

Total assets	$74,762	$9,333	$59,341	$6,088

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$316	$—	$—	$316
Fixed index annuity embedded derivatives	300	—	—	300
Indexed universal life embedded derivatives	7	—	—	7

Total policyholder account balances	623	—	—	623

Derivative liabilities:
Interest rate swaps	269	—	269	—
Interest rate swaps related to securitization entities	29	—	29	—
Inflation indexed swaps	31	—	31	—
Foreign currency swaps	15	—	15	—
Credit default swaps related to securitization entities	10	—	—	10
Equity return swaps	6	—	6	—
Other foreign currency contracts	24	—	24	—

Total derivative liabilities	384	—	374	10

Borrowings related to securitization entities	81	—	—	81

Total liabilities	$1,088	$—	$374	$714

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,000	$—	$5,996	$4
Tax-exempt	362	—	362	—
Government—non-U.S.	2,106	—	2,099	7
U.S. corporate	27,200	—	24,752	2,448
Corporate—non-U.S.	15,132	—	13,327	1,805
Residential mortgage-backed	5,240	—	5,165	75
Commercial mortgage-backed	2,702	—	2,697	5
Other asset-backed	3,705	—	2,285	1,420

Total fixed maturity securities	62,447	—	56,683	5,764

Equity securities	282	244	4	34

Other invested assets:
Trading securities	241	—	241	—
Derivative assets:
Interest rate swaps	1,091	—	1,091	—
Foreign currency swaps	6	—	6	—
Credit default swaps	4	—	1	3
Equity index options	17	—	—	17
Other foreign currency contracts	14	—	14	—

Total derivative assets	1,132	—	1,112	20

Securities lending collateral	289	—	289	—

Total other invested assets	1,662	—	1,642	20

Restricted other invested assets related to securitization entities	411	—	181	230
Reinsurance recoverable (1)	13	—	—	13
Separate account assets	9,208	9,208	—	—

Total assets	$74,023	$9,452	$58,510	$6,061

Liabilities
Policyholder account balances:
GMWB embedded derivatives (2)	$291	$—	$—	$291
Fixed index annuity embedded derivatives	276	—	—	276
Indexed universal life embedded derivatives	7	—	—	7

Total policyholder account balances	574	—	—	574

Derivative liabilities:
Interest rate swaps	204	—	204	—
Interest rate swaps related to securitization entities	26	—	26	—
Inflation indexed swaps	42	—	42	—
Foreign currency swaps	7	—	7	—
Credit default swaps related to securitization entities	17	—	—	17
Equity return swaps	1	—	1	—
Other foreign currency contracts	13	—	13	—

Total derivative liabilities	310	—	293	17

Borrowings related to securitization entities	85	—	—	85

Total liabilities	$969	$—	$293	$676

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2015	Total realized and								Ending balance as of March 31, 2015	Total gains (losses) included in net income attributable to assets still held
		unrealized gains
		(losses)
		Included in						Transfer	Transfer
		net	Included					into	out of
(Amounts in millions)		income	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
Government—non-U.S.	7	—	—	—	—	—	(1)	—	—	6	—
U.S. corporate	2,448	8	41	47	—	—	(52)	—	(14)	2,478	—
Corporate—non-U.S.	1,805	—	21	7	(9)	—	(46)	—	(1)	1,777	—
Residential mortgage-backed	75	—	(2)	—	—	—	(3)	—	(1)	69	—
Commercial mortgage- backed	5	—	—	—	—	—	—	—	(1)	4	—
Other asset-backed (1)	1,420	1	13	38	—	—	(11)	33	(38)	1,456	(1)

Total fixed maturity securities	5,764	9	73	92	(9)	—	(114)	33	(55)	5,793	(1)

Equity securities	34	—	—	1	(1)	—	—	—	—	34	—

Other invested assets:
Derivative assets:
Credit default swaps	3	—	—	—	—	—	(1)	—	—	2	—
Equity index options	17	(10)	—	8	—	—	—	—	—	15	(8)

Total derivative assets	20	(10)	—	8	—	—	(1)	—	—	17	(8)

Total other invested assets	20	(10)	—	8	—	—	(1)	—	—	17	(8)

Restricted other invested assets related to securitization entities	230	—	—	—	—	—	—	—	—	230	—
Reinsurance recoverable (2)	13	1	—	—	—	—	—	—	—	14	1

Total Level 3 assets	$6,061	$—	$73	$101	$(10)	$—	$(115)	$33	$(55)	$6,088	$(8)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2014									Ending balance as of March 31, 2014	Total gains (losses) included in net income attributable to assets still held
		Total realized and
		unrealized gains
		(losses)
		Included						Transfer	Transfer
		in net	Included					into	out of
(Amounts in millions)		income	in OCI	Purchases	Sales	Issuances	Settlements	Level 3	Level 3
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
Government—non-U.S.	23	—	—	2	—	—	(1)	—	—	24	—
U.S. corporate (1)	2,400	5	29	90	—	—	(42)	14	(128)	2,368	5
Corporate—non-U.S. (1)	1,819	1	9	36	—	—	(35)	—	(32)	1,798	1
Residential mortgage-backed	105	—	1	—	(23)	—	(3)	13	—	93	—
Commercial mortgage-backed	6	—	2	—	—	—	(1)	6	—	13	—
Other asset-backed (1)	1,166	1	(4)	16	(5)	—	(37)	36	(20)	1,153	1

Total fixed maturity securities	5,524	7	37	144	(28)	—	(120)	69	(180)	5,453	7

Equity securities	78	—	—	—	—	—	—	—	—	78	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	—	31	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(2)	—	—	8	—
Equity index options	12	(7)	—	6	—	—	—	—	—	11	(7)
Other foreign currency contracts	3	(2)	—	—	—	—	—	—	—	1	(2)

Total derivative assets	25	(9)	—	6	—	—	(2)	—	—	20	(9)

Total other invested assets	59	(9)	—	6	—	—	(5)	—	—	51	(9)

Restricted other invested assets related to securitization entities	211	7	—	—	—	—	—	—	—	218	7
Reinsurance recoverable (2)	(1)	2	—	—	—	1	—	—	—	2	2

Total Level 3 assets	$5,871	$7	$37	$150	$(28)	$1	$(125)	$69	$(180)	$5,802	$7

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2015	2014
Total realized and unrealized gains (losses) included in net income:
Net investment income	$11	$8
Net investment gains (losses)	(11)	(1)

Total	$—	$7

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$—	$8
Net investment gains (losses)	(8)	(1)

Total	$(8)	$7

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2015	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$17	$—	$—	$—	$8	$—	$—	$—	$316	$20
Fixed index annuity embedded derivatives	276	7	—	—	—	19	(2)	—	—	300	7
Indexed universal life embedded derivatives	7	(1)	—	—	—	1	—	—	—	7	—

Total policyholder account balances	574	23	—	—	—	28	(2)	—	—	623	27

Derivative liabilities:
Credit default swaps related to securitization entities	17	(8)	—	1	—	—	—	—	—	10	(8)

Total derivative liabilities	17	(8)	—	1	—	—	—	—	—	10	(8)

Borrowings related to securitization entities	85	(4)	—	—	—	—	—	—	—	81	(4)

Total Level 3 liabilities	$676	$11	$—	$1	$—	$28	$(2)	$—	$—	$714	$15

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of March 31, 2014	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements

Policyholder account balances:
GMWB embedded derivatives (1)	$96	$33	$—	$—	$—	$9	$—	$—	$—	$138	$34
Fixed index annuity embedded derivatives	143	2	—	—	—	36	(1)	—	—	180	2

Total policyholder account balances	239	35	—	—	—	45	(1)	—	—	318	36

Derivative liabilities:
Credit default swaps related to securitization entities	32	(7)	—	—	—	—	—	—	—	25	(7)
Other foreign currency contracts	1	1	—	—	—	—	—	—	—	2	1

Total derivative liabilities	33	(6)	—	—	—	—	—	—	—	27	(6)

Borrowings related to securitization entities	75	4	—	—	—	—	—	—	—	79	4

Total Level 3 liabilities	$347	$33	$—	$—	$—	$45	$(1)	$—	$—	$424	$34

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2015	2014
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	11	33

Total	$11	$33

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	15	34

Total	$15	$34

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

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2015:

				Range
(Amounts in millions)	Valuation technique	Fair value	Unobservable input	(weighted-average)
Assets
Fixed maturity securities:
U.S. corporate	Internal models	$2,264	Credit spreads	60bps - 368bps (155bps)
Corporate—non-U.S.	Internal models	1,589	Credit spreads	67bps - 808bps (170bps)
Derivative assets:
Credit default swaps	Discounted cash flows	2	Credit spreads	8bps - 10bps (9bps)
Equity index options	Discounted cash flows	15	Equity index volatility	13% - 24% (21%)
Liabilities
Policyholder account balances:
			Withdrawal utilization rate	— % - 98%
			Lapse rate	— % - 15%
			Non-performance risk
			(credit spreads)	50bps - 85bps (79bps)
GMWB embedded derivatives (1)	Stochastic cash flow model	316	Equity index volatility	15% - 24% (21%)
Fixed index annuity embedded derivatives	Option budget method	300	Expected future interest credited	— % - 2% (2%)
Indexed universal life embedded derivatives	Option budget method	7	Expected future interest credited	3% - 8% (5%)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

In August 2014, Genworth Financial, Inc., its current chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al, was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On March 9, 2015, plaintiffs filed a memorandum of law in opposition to our motion to dismiss. On March 24, 2015, we filed our reply memorandum of law in further support of our motion to dismiss. The Court heard argument on our motion to dismiss the complaint on April 28, 2015. We intend to vigorously defend this lawsuit.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint, which motion was fully briefed as of March 4, 2015. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We intend to vigorously defend this action.

Beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Those cases are captioned as follows: Samp, et al. v. JPMorgan Chase Bank, N.A., et al., United States District Court for the Central District of California; White, et al., v. The PNC Financial Services Group, Inc., et al., United States District Court for the Eastern District of Pennsylvania; Menichino, et al. v. Citibank NA, et al., United States District Court for the Western District of Pennsylvania; McCarn, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of California; Manners, et al., v. Fifth Third Bank, et al., United States District Court for the Western District of Pennsylvania; Riddle, et al. v. Bank of America Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York; Barlee, et al. v. First Horizon National Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the Middle District of Pennsylvania; Orange, et al. v. Wachovia Bank, N.A., et al., United States District Court for the Central District of California; Hill et al. v. Flagstar Bank, FSB, et al., United States District Court for the Eastern District of Pennsylvania; and Moriba Ba, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of Pennsylvania. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a mortgage lender through captive reinsurance arrangements received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA and unjustly enriched the defendants for which plaintiffs seek declaratory relief and unspecified monetary damages, including restitution. The McCarn case was dismissed by the court with prejudice as to our subsidiary and certain other defendants on November 9, 2012. On July 3, 2012, the Rulison case was voluntarily dismissed by the plaintiffs. The Barlee case was dismissed by the court with prejudice as to our subsidiary and certain other defendants on February 27, 2013. The Manners case was dismissed by voluntary stipulation in March 2013. In early May 2013, the Samp and Orange cases were dismissed with prejudice as to our subsidiary. Plaintiffs appealed both of those dismissals, but have since withdrawn those appeals. The White case was dismissed by the court without prejudice on June 20, 2013, and on July 5, 2013 plaintiffs filed a second amended complaint again naming our U.S. mortgage insurance subsidiary as a defendant. The Menichino case was dismissed by the court without prejudice as to our subsidiary and certain other defendants on July 19, 2013. Plaintiffs filed a second amended complaint again naming our U.S. mortgage insurance subsidiary as a defendant and we moved to dismiss the second amended complaint. In the Riddle, Hill, Ba and Cunningham cases, the defendants’ motions to dismiss were denied, but the court in the Riddle, Hill and Cunningham cases limited discovery to issues surrounding whether the case should be dismissed on statute of limitations grounds. In the Hill case, on December 17, 2013, we moved for summary judgment dismissing the complaint. The court granted our motion, and in July 2014, the Hill plaintiffs filed a notice of appeal with the Third Circuit Court of Appeals. In the Riddle case, in late November 2013, the United States

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

District Court for the Eastern District of Pennsylvania granted our motion for summary judgment dismissing the case. Plaintiffs appealed the dismissal. In October 2014, the Third Circuit Court of Appeals upheld the dismissal of the Riddle action. On January 30, 2015, our U.S. mortgage insurance subsidiary and all named plantiffs in the cases still pending as of such date entered into a settlement agreement that has resulted in the dismissal of all actions as to our subsidiary. This settlement had no impact on our financial position or results of operations.

In December 2009, one of our former non-insurance subsidiaries, one of the former subsidiary’s officers and Genworth Financial, Inc. (now known as Genworth Holdings, Inc.) were named in a putative class action lawsuit captioned Michael J. Goodman and Linda Brown v. Genworth Financial Wealth Management, Inc. et al., in the United States District Court for the Eastern District of New York. Plaintiffs allege securities law and other violations involving the selection of mutual funds by our former subsidiary on behalf of certain of its Private Client Group clients. The lawsuit seeks unspecified monetary damages and other relief. In response to our motion to dismiss the complaint in its entirety, the court granted the motion to dismiss the state law fiduciary duty claim and denied the motion to dismiss the remaining federal claims. The District Court denied plaintiffs’ motion to certify a class on April 15, 2014. On April 29, 2014, plaintiffs filed a motion with the Second Circuit Court of Appeals for permission to appeal the District Court’s denial of their motion to certify a class, which we opposed. On July 9, 2014, the Second Circuit Court of Appeals denied plaintiffs’ motion. Pursuant to a joint stipulation of the parties, on March 20, 2015, the United States District Court for the Eastern District of New York entered a final order dismissing with prejudice all claims against the defendants.

In April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices, which settlement took effect in the second quarter of 2014. As a result, the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices were dismissed in the third quarter of 2014. In October 2014, the parties executed a definitive settlement agreement to settle all remaining claims in the arbitrations. Implementation of the settlement to resolve the remaining claims was subject to the consent of the government-sponsored enterprises (the “GSEs”). The settlement provides that our U.S. mortgage insurance subsidiaries will remit a portion of the previously curtailed claim amounts to Bank of America, N.A. and will agree to certain limits on future curtailment activity for loans that are part of the settlement. The consents of the GSEs were obtained in January 2015, and therefore, the parties have moved to dismiss all remaining matters in the arbitration. We expect such dismissal actions to occur in the second half of 2015.

In addition to the negotiated settlement with Bank of America, N.A. discussed above, we have resolved a matter involving a second servicer’s dispute with us on loss mitigation. This second dispute did not involve any formal legal proceeding, as is the case with other discussions we have had from time to time with other lenders and servicers over disputed loss mitigation activities. During the third quarter of 2014, we recorded an aggregate increase in our claim reserves for our U.S. mortgage insurance business of $53 million principally to provide for the anticipated financial impact in connection with the settlement of the Bank of America, N.A. arbitration, as well as the second dispute, both of which were settled for amounts which in the aggregate were included within the claim reserve increase mentioned above.

At this time, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(b) Commitments

As of March 31, 2015, we were committed to fund $71 million in limited partnership investments and $49 million in U.S. commercial mortgage loan investments.

(8) Segment Information

We operate through three divisions: Global Mortgage Insurance, U.S. Life Insurance and Corporate and Other. Under these divisions, there are five operating business segments. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities. Our operating business segments are as follows: (1) International Mortgage Insurance, which includes mortgage insurance-related products and services; (2) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; (3) U.S. Life Insurance, which includes our long-term care insurance, life insurance and fixed annuities businesses; (4) International Protection, which includes our lifestyle protection insurance business; and (5) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

We also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including discontinued operations.

In the first quarter of 2015, we revised how we allocate our consolidated provision for income taxes to our operating segments to simplify our process and reflect how our chief operating decision maker is evaluating segment performance. Our revised methodology applies a specific tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign income. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities. Previously, we calculated a unique income tax provision for each segment based on quarterly changes to tax attributes and implications of transactions specific to each product within the segment.

The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. Prior year amounts have not been re-presented to reflect this revised presentation and are, therefore, not comparable to the current year provision for income taxes by segment. However, we do not believe that the previous methodology would have resulted in a materially different segment-level provision for income taxes.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of “net operating income (loss).” We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

In the first quarter of 2015, we modified our definition to explicitly state that restructuring costs, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). There were no restructuring costs in the periods presented.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2015	2014
Revenues:
International Mortgage Insurance segment:
Canada	$136	$168
Australia	118	131
Other Countries	7	9

International Mortgage Insurance segment’s revenues	261	308

U.S. Mortgage Insurance segment’s revenues	170	155

U.S. Life Insurance segment:
Long-term care insurance	905	856
Life insurance	487	480
Fixed annuities	233	257

U.S. Life Insurance segment’s revenues	1,625	1,593

International Protection segment’s revenues	202	207

Runoff segment’s revenues	74	73

Corporate and Other’s revenues	3	(14)

Total revenues	$2,335	$2,322

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income for our segments and Corporate and Other activities and a reconciliation of net operating income for our segments and Corporate and Other activities to net income for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2015	2014
International Mortgage Insurance segment:
Canada	$40	$41
Australia	30	62
Other Countries	(6)	(4)

International Mortgage Insurance segment’s net operating income	64	99

U.S. Mortgage Insurance segment’s net operating income	52	33

U.S. Life Insurance segment:
Long-term care insurance	10	46
Life insurance	40	21
Fixed annuities	31	27

U.S. Life Insurance segment’s net operating income	81	94

International Protection segment’s net operating income	—	7

Runoff segment’s net operating income	11	12

Corporate and Other’s net operating loss	(52)	(51)

Net operating income	156	194
Net investment gains (losses), net	(2)	(10)

Net income available to Genworth Financial, Inc.’s common stockholders	154	184
Add: net income attributable to noncontrolling interests	50	35

Net income	$204	$219

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2015	2014
Assets:
International Mortgage Insurance	$8,198	$8,815
U.S. Mortgage Insurance	2,367	2,324
U.S. Life Insurance	84,209	82,906
International Protection	1,657	1,833
Runoff	12,884	12,971
Corporate and Other	3,016	2,509

Total assets	$112,331	$111,358

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

	Net		Foreign
	unrealized		currency
	investment	Derivatives	translation
	gains	qualifying as	and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	325	195	(370)	150
Amounts reclassified from (to) OCI	—	(18)	—	(18)

Current period OCI	325	177	(370)	132

Balances as of March 31, 2015 before noncontrolling interests	2,778	2,247	(447)	4,578

Less: change in OCI attributable to noncontrolling interests	30	—	(144)	(114)

Balances as of March 31, 2015	$2,748	$2,247	$(303)	$4,692

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

	Net		Foreign
	unrealized		currency
	investment	Derivatives	translation
	gains	qualifying as	and other
(Amounts in millions)	(losses) (1)	hedges (2)	adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	701	228	(21)	908
Amounts reclassified from (to) OCI	11	(9)	—	2

Current period OCI	712	219	(21)	910

Balances as of March 31, 2014 before noncontrolling interests	1,638	1,538	276	3,452

Less: change in OCI attributable to noncontrolling interests	14	—	(45)	(31)

Balances as of March 31, 2014	$1,624	$1,538	$321	$3,483

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $32 million and $6 million, respectively, net of taxes of $14 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2015 and 2014. Amount also included taxes of $(91) million and $33 million, respectively, related to foreign currency translation adjustments as of March 31, 2015 and 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss) Three months ended March 31,		Affected line item in the consolidated statements of income
(Amounts in millions)	2015	2014
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$—	$17	Net investment (gains) losses
Provision for income taxes	—	(6)	Provision for income taxes

Total	$—	$11

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(19)	$(15)	Net investment income
Inflation indexed swaps	(9)	1	Net investment income
Provision for income taxes	10	5	Provision for income taxes

Total	$(18)	$(9)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

(10) Condensed Consolidating Financial Information

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2015 and December 31, 2014, the condensed consolidating income statement

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

information and the condensed consolidating comprehensive income statement information for the three months ended March 31, 2015 and 2014 and the condensed consolidating cash flow statement information for the three months ended March 31, 2015 and 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of March 31, 2015:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$151	$62,991	$(200)	$62,942
Equity securities available-for-sale, at fair value	—	—	306	—	306
Commercial mortgage loans	—	—	6,149	—	6,149
Restricted commercial mortgage loans related to securitization entities	—	—	188	—	188
Policy loans	—	—	1,506	—	1,506
Other invested assets	—	118	2,620	(15)	2,723
Restricted other invested assets related to securitization entities, at fair value	—	—	411	—	411
Investments in subsidiaries	15,291	15,334	—	(30,625)	—

Total investments	15,291	15,603	74,171	(30,840)	74,225

Cash and cash equivalents	—	820	4,338	—	5,158
Accrued investment income	—	—	742	(7)	735
Deferred acquisition costs	—	—	4,918	—	4,918
Intangible assets	—	—	227	—	227
Goodwill	—	—	15	—	15
Reinsurance recoverable	—	—	17,339	—	17,339
Other assets	—	281	370	(1)	650
Intercompany notes receivable	7	277	357	(641)	—
Separate account assets	—	—	9,064	—	9,064

Total assets	$15,298	$16,981	$111,541	$(31,489)	$112,331

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$36,488	$—	$36,488
Policyholder account balances	—	—	26,146	—	26,146
Liability for policy and contract claims	—	—	8,030	—	8,030
Unearned premiums	—	—	3,731	—	3,731
Other liabilities	(2)	352	3,573	(24)	3,899
Intercompany notes payable	—	564	277	(841)	—
Borrowings related to securitization entities	—	—	205	—	205
Non-recourse funding obligations	—	—	1,983	—	1,983
Long-term borrowings	—	4,151	450	—	4,601
Deferred tax liability	(24)	(1,016)	2,143	—	1,103
Separate account liabilities	—	—	9,064	—	9,064

Total liabilities	(26)	4,051	92,090	(865)	95,250

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,998	9,162	17,104	(26,266)	11,998
Accumulated other comprehensive income (loss)	4,692	4,733	4,717	(9,450)	4,692
Retained earnings	1,333	(965)	(4,132)	5,097	1,333
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,324	12,930	17,689	(30,619)	15,324
Noncontrolling interests	—	—	1,762	(5)	1,757

Total stockholders’ equity	15,324	12,930	19,451	(30,624)	17,081

Total liabilities and stockholders’ equity	$15,298	$16,981	$111,541	$(31,489)	$112,331

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of December 31, 2014:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$150	$62,497	$(200)	$62,447
Equity securities available-for-sale, at fair value	—	—	282	—	282
Commercial mortgage loans	—	—	6,100	—	6,100
Restricted commercial mortgage loans related to securitization entities	—	—	201	—	201
Policy loans	—	—	1,501	—	1,501
Other invested assets	—	14	2,287	(5)	2,296
Restricted other invested assets related to securitization entities, at fair value	—	—	411	—	411
Investments in subsidiaries	14,895	15,003	—	(29,898)	—

Total investments	14,895	15,167	73,279	(30,103)	73,238

Cash and cash equivalents	—	953	3,965	—	4,918
Accrued investment income	—	—	689	(4)	685
Deferred acquisition costs	—	—	5,042	—	5,042
Intangible assets	—	—	272	—	272
Goodwill	—	—	16	—	16
Reinsurance recoverable	—	—	17,346	—	17,346
Other assets	2	207	425	(1)	633
Intercompany notes receivable	9	267	395	(671)	—
Separate account assets	—	—	9,208	—	9,208

Total assets	$14,906	$16,594	$110,637	$(30,779)	$111,358

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$35,915	$—	$35,915
Policyholder account balances	—	—	26,043	—	26,043
Liability for policy and contract claims	—	—	8,043	—	8,043
Unearned premiums	—	—	3,986	—	3,986
Other liabilities	3	251	3,361	(11)	3,604
Intercompany notes payable	—	604	267	(871)	—
Borrowings related to securitization entities	—	—	219	—	219
Non-recourse funding obligations	—	—	1,996	—	1,996
Long-term borrowings	—	4,151	488	—	4,639
Deferred tax liability	(20)	(970)	1,898	—	908
Separate account liabilities	—	—	9,208	—	9,208

Total liabilities	(17)	4,036	91,424	(882)	94,561

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,997	9,162	17,080	(26,242)	11,997
Accumulated other comprehensive income (loss)	4,446	4,449	4,459	(8,908)	4,446
Retained earnings	1,179	(1,053)	(4,205)	5,258	1,179
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,923	12,558	17,334	(29,892)	14,923
Noncontrolling interests	—	—	1,879	(5)	1,874

Total stockholders’ equity	14,923	12,558	19,213	(29,897)	16,797

Total liabilities and stockholders’ equity	$14,906	$16,594	$110,637	$(30,779)	$111,358

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2015:

	Parent		All Other
(Amounts in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,323	$—	$1,323
Net investment income	—	—	807	(4)	803
Net investment gains (losses)	—	3	(19)	—	(16)
Insurance and investment product fees and other	—	(9)	234	—	225

Total revenues	—	(6)	2,345	(4)	2,335

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,243	—	1,243
Interest credited	—	—	180	—	180
Acquisition and operating expenses, net of deferrals	5	1	374	—	380
Amortization of deferred acquisition costs and intangibles	—	—	121	—	121
Interest expense	—	77	43	(4)	116

Total benefits and expenses	5	78	1,961	(4)	2,040

Income (loss) before income taxes and equity in income of subsidiaries	(5)	(84)	384	—	295
Provision (benefit) for income taxes	(9)	(29)	129	—	91
Equity in income of subsidiaries	150	143	—	(293)	—

Net income	154	88	255	(293)	204
Less: net income attributable to noncontrolling interests	—	—	50	—	50

Net income available to Genworth Financial, Inc.’s common stockholders	$154	$88	$205	$(293)	$154

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated

Revenues:
Premiums	$—	$—	$1,307	$—	$1,307
Net investment income	—	—	809	(4)	805
Net investment gains (losses)	—	(4)	(13)	—	(17)
Insurance and investment product fees and other	—	—	227	—	227

Total revenues	—	(4)	2,330	(4)	2,322

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,194	—	1,194
Interest credited	—	—	183	—	183
Acquisition and operating expenses, net of deferrals	7	—	371	—	378
Amortization of deferred acquisition costs and intangibles	—	—	134	—	134
Interest expense	—	84	47	(4)	127

Total benefits and expenses	7	84	1,929	(4)	2,016

Income (loss) before income taxes and equity in income of subsidiaries	(7)	(88)	401	—	306
Provision (benefit) for income taxes	10	(46)	123	—	87
Equity in income of subsidiaries	201	202	—	(403)	—

Net income	184	160	278	(403)	219
Less: net income attributable to noncontrolling interests	—	—	35	—	35

Net income available to Genworth Financial, Inc.’s common stockholders	$184	$160	$243	$(403)	$184

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated

Net income	$154	$88	$255	$(293)	$204
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	293	275	323	(568)	323
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	2	2	(4)	2
Derivatives qualifying as hedges	177	177	189	(366)	177
Foreign currency translation and other adjustments	(226)	(170)	(370)	396	(370)

Total other comprehensive income (loss)	246	284	144	(542)	132

Total comprehensive income (loss)	400	372	399	(835)	336
Less: comprehensive income attributable to noncontrolling interests	—	—	(64)	—	(64)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$400	$372	$463	$(835)	$400

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated

Net income	$184	$160	$278	$(403)	$219
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	692	675	707	(1,368)	706
Net unrealized gains (losses) on other-than-temporarily impaired securities	6	6	6	(12)	6
Derivatives qualifying as hedges	219	219	232	(451)	219
Foreign currency translation and other adjustments	24	40	(21)	(64)	(21)

Total other comprehensive income (loss)	941	940	924	(1,895)	910

Total comprehensive income (loss)	1,125	1,100	1,202	(2,298)	1,129
Less: comprehensive income attributable to noncontrolling interests	—	—	4	—	4

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,125	$1,100	$1,198	$(2,298)	$1,125

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$154	$88	$255	$(293)	$204
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(150)	(143)	—	293	—
Dividends from subsidiaries	—	132	(132)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(17)	—	(17)
Net investment losses (gains)	—	(3)	19	—	16
Charges assessed to policyholders	—	—	(196)	—	(196)
Acquisition costs deferred	—	—	(110)	—	(110)
Amortization of deferred acquisition costs and intangibles	—	—	121	—	121
Deferred income taxes	(5)	(40)	84	—	39
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	9	9	—	18
Stock-based compensation expense	2	—	(4)	—	(2)
Change in certain assets and liabilities:
Accrued investment income and other assets	2	(7)	(73)	3	(75)
Insurance reserves	—	—	614	—	614
Current tax liabilities	(4)	66	(65)	—	(3)
Other liabilities, policy and contract claims and other policy-related balances	—	(60)	88	(13)	15

Net cash from operating activities	(1)	42	593	(10)	624

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,153	—	1,153
Commercial mortgage loans	—	—	198	—	198
Restricted commercial mortgage loans related to securitization entities	—	—	13	—	13
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	420	—	420
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(1,839)	—	(1,839)
Commercial mortgage loans	—	—	(247)	—	(247)
Other invested assets, net	—	(100)	26	10	(64)
Intercompany notes receivable	2	(10)	38	(30)	—
Capital contributions to subsidiaries	—	(25)	25	—	—

Net cash from investing activities	2	(135)	(213)	(20)	(366)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	630	—	630
Withdrawals from universal life and investment contracts	—	—	(527)	—	(527)
Redemption of non-recourse funding obligations	—	—	(13)	—	(13)
Repayment of borrowings related to securitization entities	—	—	(11)	—	(11)
Dividends paid to noncontrolling interests	—	—	(54)	—	(54)
Proceeds from intercompany notes payable	—	(40)	10	30	—
Other, net	(1)	—	11	—	10

Net cash from financing activities	(1)	(40)	46	30	35

Effect of exchange rate changes on cash and cash equivalents	—	—	(53)	—	(53)

Net change in cash and cash equivalents	—	(133)	373	—	240
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	$—	$820	$4,338	$—	$5,158

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$184	$160	$278	$(403)	$219
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(201)	(202)	—	403	—
Dividends from subsidiaries	—	31	(31)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(28)	—	(28)
Net investment losses (gains)	—	4	13	—	17
Charges assessed to policyholders	—	—	(187)	—	(187)
Acquisition costs deferred	—	—	(119)	—	(119)
Amortization of deferred acquisition costs and intangibles	—	—	134	—	134
Deferred income taxes	11	(84)	90	—	17
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	1	25	—	26
Stock-based compensation expense	5	—	3	—	8
Change in certain assets and liabilities:
Accrued investment income and other assets	3	50	(158)	(4)	(109)
Insurance reserves	—	—	550	—	550
Current tax liabilities	4	16	(202)	—	(182)
Other liabilities, policy and contract claims and other policy-related balances	(10)	—	(279)	4	(285)

Net cash from operating activities	(4)	(24)	89	—	61

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,135	—	1,135
Commercial mortgage loans	—	—	139	—	139
Restricted commercial mortgage loans related to securitization entities	—	—	7	—	7
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	708	—	708
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,172)	—	(2,172)
Commercial mortgage loans	—	—	(132)	—	(132)
Other invested assets, net	—	—	111	—	111
Intercompany notes receivable	6	(11)	61	(56)	—

Net cash from investing activities	6	(11)	(143)	(56)	(204)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	814	—	814
Withdrawals from universal life and investment contracts	—	—	(505)	—	(505)
Redemption of non-recourse funding obligations	—	—	(8)	—	(8)
Repayment of borrowings related to securitization entities	—	—	(7)	—	(7)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)
Proceeds from intercompany notes payable	—	(66)	10	56	—
Other, net	(2)	—	(10)	—	(12)

Net cash from financing activities	(2)	(66)	281	56	269

Effect of exchange rate changes on cash and cash equivalents	—	—	20	—	20

Net change in cash and cash equivalents	—	(101)	247	—	146
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	$—	$1,118	$3,242	$—	$4,360

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $0.5 billion to us in 2015 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $0.5 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2015 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of March 31, 2015, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.8 billion and $14.9 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2014 Annual Report on Form 10-K.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	Risks relating to all of our businesses, including:

(i) inability to successfully develop and execute strategic plans to effectively address our current business challenges (including with respect to our long-term care insurance business, ratings and capital), including as a result of failure to attract buyers for our lifestyle protection insurance business and any other businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner on anticipated terms; inability to generate required capital; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; adverse tax or accounting charges; (ii) inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required; (iii) inadequate reserves and the need to increase reserves, including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews (including as a result of our actual experience differing significantly from our assumptions); (iv) ineffective or inadequate risk management in identifying, controlling or mitigating risks; weaknesses in, or ineffective, internal controls; (v) recent or future adverse rating agency actions, including with respect to rating downgrades or potential downgrades, being placed on negative outlook or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; (vi) inability to retain, attract and motivate qualified employees and independent sales representatives, particularly in the light of our recent business challenges; (vii) adverse change in regulatory requirements, including risk-based capital; (viii) dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions (including the unwillingness or inability of the subsidiary that indirectly owns most of the interests in our Australian and Canadian mortgage insurance businesses to pay the dividends that it receives from those businesses as a result of the impact on its financial condition of its guarantee of certain long-term care insurance related reinsurance arrangements); (ix) inability to borrow under our credit facility; (x) downturns and volatility in global economies and equity and credit markets; (xi) interest rates and changes in rates; (xii) availability, affordability and adequacy of reinsurance to protect us against losses; (xiii) defaults by counterparties to reinsurance arrangements or derivative instruments; (xiv) changes in valuation of fixed maturity, equity and trading securities; (xv) defaults or other events impacting the value of our fixed maturity securities portfolio; (xvi) defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; (xvii) competition; (xviii) reliance on, and loss of, key distribution relationships; (xix) extensive regulation of our businesses and changes in applicable laws and regulations; (xx) litigation and regulatory investigations or other actions (including the two shareholder putative class action lawsuits alleging securities law violations filed against us in 2014); (xxi) the material weakness in our internal control over financial reporting; (xxii) failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, our confidential information; (xxiii) occurrence of natural or man-made disasters or a pandemic; (xxiv) impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); (xxv) changes in accounting and reporting standards; (xxvi) impairments of or valuation allowances against our deferred tax assets; (xxvii) accelerated amortization of deferred acquisition costs and present value of future profits (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); (xxviii) political and economic instability or changes in government policies; and (xxix) fluctuations in foreign currency exchange rates and international securities markets;

•	Risks relating primarily to our mortgage insurance businesses, including:

(i) deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; (ii) premiums for the significant portion of our international mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; (iii) competition in our international and U.S. mortgage insurance businesses, including from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; (iv) changes in regulations adversely affecting our international operations; (v) inability to meet the private mortgage insurance eligibility requirements (“PMIERs”) on the contemplated timetable with the contemplated funding; (vi) inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; (vii) the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; (viii) increases in U.S. mortgage insurance default rates; (ix) inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our U.S. mortgage insurance business; (x) problems associated with foreclosure process defects in the United States that may defer claim payments; (xi) competition with GSEs may put us at a disadvantage on pricing and other terms and conditions; (xii) adverse changes in regulations affecting our U.S. mortgage insurance business; (xiii) decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; (xiv) increases in the use of alternatives to private mortgage insurance in the United States and reductions in the level of coverage selected; and (xv) potential liabilities in connection with our U.S. contract underwriting services;

•	Risks relating primarily to our long-term care insurance, life insurance and annuities businesses, including:

(i) our inability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, and charge higher premiums on new policies, in each case, as currently anticipated (including the future increases assumed in connection with the completion of our margin reviews in the fourth quarter of 2014) and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums); our inability to reflect future premium increases and other management actions in our margin calculation as anticipated; (ii) failure to sufficiently increase demand for our long-term care insurance, life insurance and fixed annuity products; (iii) adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); (iv) deviations from our persistency assumptions used to price and establish reserves for our insurance policies and annuity contracts; (v) medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us; and (vi) inability to continue to implement actions to mitigate the impact of statutory reserve requirements;

•	Other risks, including:

(i) the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and (ii) provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	Risks relating to our common stock, including:

(i) the continued suspension of payment of dividends; and (ii) stock price fluctuations.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are dedicated to helping meet the homeownership, insurance and retirement needs of our customers, with a presence in more than 25 countries. We operate through three divisions: Global Mortgage Insurance, U.S. Life Insurance and Corporate and Other. Under these divisions, there are five operating business segments. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Corporate and Other Division includes the International Protection and Runoff segments and Corporate and Other activities. We have the following operating segments:

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

Strategic Update

As previously disclosed, in the fourth quarter of 2014, we commenced a review of a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we are considering, among other factors, the level of, and restrictions contained in, our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance and prospects of our businesses.

We continue to make progress on our review of strategic options in order to position us for the future and are actively engaged in three areas: (1) strengthening our mortgage insurance businesses and the capital, earnings and sales of our long-term care insurance business; (2) simplifying our business portfolio with a focus on our life insurance and annuity businesses and our Australian mortgage insurance business; and (3) increasing our financial strength and flexibility through initiatives such as a multi-step restructuring plan targeting cash savings in excess of $100 million over the next two years as well as reducing holding company debt levels. In addition, we continue to pursue the planned sale of our lifestyle protection insurance business, which had previously been designated as a non-core business for us. We are reviewing a broad range of strategic options that we believe will, if completed, improve our ability to reduce holding company debt levels, increase capital buffers in our long-term care insurance business, support capital needs of our U.S. mortgage insurance business, improve operating returns and maintain targeted levels of holding company cash.

In addition, as disclosed on April 17, 2015, we estimate our U.S. mortgage insurance business will require additional capital of $500 million to $700 million to be fully compliant with the final PMIERs by the effective date of December 31, 2015. We intend to take the necessary steps so that our U.S. mortgage insurance business will comply with the final PMIERs by the effective date. The outcome of the review of our strategic options and the implementation of any decisions based on the review, in combination with our assessment of reinsurance cost and capacity, among other factors, will determine the mix of reinsurance and holding company cash we will use to meet the capital requirements of the final PMIERs.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. During 2014 and into the first quarter of 2015, the U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Eastern Europe and the Middle East and slow growth in China, as well as continued decreases in oil prices.

While the U.S. housing market continues to recover with home affordability above historical levels in certain regions, an increase in mortgage interest rates more broadly in the future may slow the overall housing recovery. Unemployment and underemployment levels in the United States decreased in 2014 and through the first quarter of 2015 and we expect unemployment and underemployment levels in the United States to gradually continue to decrease over time. In Canada, the housing market improved in 2014 and during the first quarter of 2015 driven by continued low interest rates that have maintained affordability as home prices increased. The Canadian unemployment rate increased slightly in the first quarter of 2015 and we expect job creation to remain steady but modest with unemployment expected to marginally increase in 2015 over 2014 levels. In Australia, the overall housing market generally improved as modest economic growth and low interest rates persisted. The unemployment rate in Australia at the end of the first quarter of 2015 remained consistent with the end of 2014 and we expect the unemployment rate to be relatively stable through 2015 as the economy continues to transition away from being commodity focused, impacting investment levels and mix in the economy. The Chinese economy had experienced significant growth over the past decade. This growth slowed during 2013 and into 2014 and the new Chinese administration began to implement economic and credit market reforms. Gross domestic product growth in China in 2014 and the first quarter of 2015 was significantly lower than growth over the last decade with the slowest growth in the past five years being in the first quarter of 2015. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. Europe remained a challenging region with slow growth or a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy. While certain areas within Europe showed a modest level of improvement during 2014 and into 2015 with consumer lending levels stabilizing, we expect future economic growth in Europe to be modest. Additionally, Germany’s economy could be impacted by the ongoing conflict in the Ukraine and sanctions imposed on Russia, which could negatively impact other European markets. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

The U.S. and international governments, the Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken and continue to take actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on these countries and their markets; however, there can be no assurance as to the future impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Investments and derivatives

Investments—credit and investment markets

Global yields declined in the first quarter of 2015 following official rate cuts by several foreign central banks coupled with the launch of quantitative easing by the European Central Bank. Mixed economic data in the United States led the bond market to price in a Federal Funds target rate rise later in 2015. Moreover, the Federal Reserve Open Market Committee lowered its median forward fund rate projections. The U.S. dollar continued to strengthen against most major foreign currencies, a trend which began in mid-2014. Oil and metal prices were volatile, but began to stabilize by the end of the first quarter of 2015.

There was little change in the credit spreads for most fixed-income asset classes during the first quarter of 2015, although the high yield and emerging markets sectors displayed heightened volatility caused by oil price fluctuations. Energy sector spreads tightened later in the first quarter of 2015 as oil prices stabilized.

Declines in interest rates and credit spreads have increased the value of our investments and derivatives, resulting in increases in net unrealized investment gains on securities of $325 million and derivatives qualifying as hedges of $177 million in other comprehensive income (loss) for the three months ended March 31, 2015. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

Looking ahead, we view the current credit environment as generally stable and expect corporate defaults to remain relatively low. Prolonged weakness in oil prices could continue to pressure smaller or highly leveraged energy companies, such as those in Russia, and some emerging market companies. We have an energy portfolio of $4.7 billion, or 5.8% of invested assets, with 92% of these securities rated investment grade and 8% rated in the “BB” rating category. Our energy portfolio consists of securities in gas pipelines, integrated energy, independent energy, oil field services and refining companies. While we will likely see downgrades in this sector, we currently believe our energy portfolio is well-positioned and we would expect a minimal capital impact on our U.S. life insurance subsidiaries.

We believe the current credit environment provides us with opportunities to invest across a variety of asset classes including expanding into a small allocation of alternative assets, but we anticipate our returns will continue to be pressured primarily because of low interest rates. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Derivatives

We have taken several actions to mitigate the risk to our derivatives portfolio arising from our counterparties right to terminate their derivatives transactions with us following ratings downgrades. As of March 31, 2015, we have negotiated amendments to master swap agreements governing $6.2 billion notional of our derivatives portfolio, as a result of which the current ratings of Genworth Holdings and our life insurance subsidiaries are at least one-notch above the level at which counterparties could terminate the transactions under those agreements. As of March 31, 2015, we have moved $8.4 billion notional of our derivatives portfolio from bilateral over-the-counter agreements to clearing through the Chicago Mercantile Exchange (“CME”), which has required us to post initial margin of $105 million to CME through our clearing agents. The customer agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. So far, they have not done so, but may do so in the future. Because our clearing agent serves as a guarantor of our obligations to the CME, the termination provisions in customer agreements are not dependent on ratings. As of March 31, 2015, we continue to have $4.8 billion notional of bilateral over-the-counter derivatives under master swap agreements where the counterparty has the right to terminate all of its transactions with us based on our current ratings but has not done so. With respect to those agreements, we are continuing to evaluate if additional actions to modify our master swap agreements or to replace current positions with new transactions are beneficial and possible at this time.

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

Canada and Australia comprise approximately 99% of our international mortgage insurance primary risk in-force. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. During 2014 and continuing into the first quarter of 2015, the U.S. dollar strengthened against many foreign currencies, in particular the Canadian dollar and Australian dollar, which negatively impacted the underlying reported results of our international mortgage insurance business. Any future movement in foreign exchange rates could impact future results.

Canada. In Canada, the housing market improved in 2014 and into the first quarter of 2015 driven by continued low interest rates that maintained affordability as home prices increased. The unemployment rate increased slightly in the first quarter of 2015 closing at 6.8% after ending at 6.6% in 2014. We expect job creation to remain steady but modest with unemployment expected to marginally increase as we progress through 2015 primarily driven by concerns of decreasing oil prices and its impact to the oil producing provinces of Canada. In response to the recent sharp drop in oil prices, the Bank of Canada decreased the overnight interest rate to 0.75% in January 2015, with the expectation that the low interest rate environment will continue through 2015.

Home sales in Canada increased 5% in 2014, with tight supply continuing to pressure prices in select urban markets with the resale market remaining at or near balanced market conditions. We expect a slight increase in resale activity as the housing market moderates in 2015 and we expect national home prices to increase slightly as we progress through 2015. Going forward, we expect the growth rate of the high loan-to-value market to keep pace with the change in housing resale activity and home price appreciation.

According to the Bank of Canada, economic growth as measured by the Canadian gross domestic product stalled in the first quarter of 2015, but the Bank of Canada still expects growth of 1.9% for 2015. We expect the Canadian gross domestic product growth in 2015 to be fueled by a stronger U.S. economy and a weaker Canadian dollar that benefits exports in Central Canada and British Columbia, offset by the negative impact of lower oil prices. The recent decline in oil prices is an emerging risk due to its potential impact on employment and housing, especially in the provinces of Alberta, Newfoundland and Saskatchewan. We will continue to monitor the impact of oil prices as part of our proactive portfolio risk management strategy.

In the 2013 federal budget, the Canadian government proposed to gradually limit the insurance of low loan-to-value mortgages to only those mortgages that will be used in the Canada Mortgage and Housing Corporation (“CMHC”) securitization programs. In addition, the Canadian government has indicated an intention to prohibit the use of any taxpayer-backed insured mortgage, both high and low loan-to-value, as collateral in securitization vehicles that are not sponsored by CMHC. We anticipate the related legislation will be introduced in 2015. On December 1, 2014, CMHC announced a price increase to its National Housing Act Mortgage-Backed Securities (“NHA MBS”) guarantee fees effective April 1, 2015. Under the NHA MBS Program, CMHC guarantees timely payment of principal and interest to purchasers of the mortgage-backed securities backed by pools of eligible insured mortgages. The NHA MBS fees are paid by lenders in addition to the mortgage insurance premium. Although it is difficult to determine the full impact of these changes at this time, we believe the changes will decrease demand for low loan-to-value mortgage insurance.

On April 2, 2015, CMHC announced that as a result of its annual review of its insurance products and capital requirements it is increasing mortgage insurance premiums by 15% for homebuyers with less than a 10%

down payment effective June 1, 2015. Genworth MI Canada Inc. (“Genworth Canada”) announced subsequently that it will also increase price by 15% for homebuyers with less than a 10% down payment effective June 1, 2015, which currently represents about 65% of its new insurance written.

On November 6, 2014, the Office of the Superintendent of Financial Institutions (“OSFI”) published the final B-21 Residential Mortgage Insurance Underwriting Practices and Procedures Guideline (the “B-21 Guideline”). In the B-21 Guideline, OSFI sets out principles that promote and support sound residential mortgage insurance underwriting. These six principles focus on three main themes: i) governance, development of business objectives and strategy, and oversight; ii) interaction with lenders as part of the underwriting process; and iii) internal underwriting operations and risk management. The B-21 Guideline also enhances disclosure requirements, which will support greater transparency, clarity and public confidence in mortgage insurers’ residential mortgage insurance underwriting practices. Genworth Canada is positioned to comply with the B-21 Guideline by the implementation deadline of June 30, 2015.

Australia. In Australia, the overall economy continued to expand during 2014 and into the first quarter of 2015, though at a more modest pace than in prior years, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing activity improved primarily from sustained low interest rates. We experienced higher new delinquencies and lower cures in Australia, which was consistent with normal seasonal variation we would expect in the first quarter. The unemployment rate was 6.1% at the end of the first quarter 2015 after reaching a 12 year high of 6.3% in 2014. We expect unemployment to be relatively stable or to move modestly upward as we progress through 2015 as the economy continues to transition away from being commodity focused, impacting investment levels and mix in the economy.

The Australian housing market continued to improve into the first quarter of 2015, with home values 7.4% higher than a year ago. The Sydney housing market continues to be the major driver with an annual growth rate of 13.9%. We expect home prices in 2015 will continue to rise, albeit at subdued levels, due to strong immigration, limited housing supply and the record low interest rates supporting improved affordability.

The Reserve Bank of Australia reduced the official cash rate from 2.50% to 2.25% in February 2015 as Australian economic conditions are somewhat weaker than expected. The Reserve Bank of Australia expect the current reduction to add further support to demand, to foster sustainable growth and inflation outcomes consistent with their targets.

In December 2013, the Australian government announced that there would be an inquiry into Australia’s financial system. The Financial System Inquiry (“FSI”) made a number of recommendations, which were released by the Australian government in December 2014. The FSI has recommended, among other things, that capital levels for internal ratings-based authorized deposit-taking institutions (“ADIs”) be raised against residential real estate risks. The FSI has also recommended narrowing the average risk-weight gap between average risk-weights for the internal ratings-based ADIs and other ADIs to help competition. In releasing the FSI’s recommendations, the Australian Treasurer commented that the FSI’s recommendations on bank capital are for the Australian Prudential Regulation Authority and the Reserve Bank of Australia to consider as independent regulators. At this time, it is difficult to determine the impact of these recommendations.

In February 2015, one of our three largest customers in Australia notified us that it was terminating its relationship with respect to new business effective May 2015. For the year ended December 31, 2014, this customer represented 10% and 14% of new insurance written and gross written premiums, respectively. The term of the current supply and service contract with our largest customer expires on December 31, 2016, unless it is terminated earlier in certain circumstances, including, among other things, a downgrade of the financial strength rating of our principal mortgage insurance subsidiary in Australia by Standard & Poor’s Financial Services, LLC (“S&P”) to below “A-” (subject to certain exceptions). The term of the current supply and service contract with our next remaining largest customer in Australia expires on September 30, 2015. This contract may be terminated by either party by giving 90 days’ written notice. We are responding to the customer’s “request for proposal” to bid on the contract renewal.

Other Countries. The overall economic environment in Europe remains fragile as unemployment is just below record highs and we expect future economic growth to be modest. We are seeing a slow resurgence in high loan-to-value lending in our target countries in Europe as lenders begin to slowly reenter these markets for the first time since the global financial crisis. As a result of the lingering economic recession, we have seen an elevated number of delinquencies and lower cures in our older books of business, most notably in Ireland, contributing to higher losses over the last few years. However, these books are well seasoned now and as a result we saw a reduction in net new delinquencies on these books during 2014 and into the first quarter of 2015. Even though our newer books of business are less seasoned, they are performing well in comparison to pricing expectations. In the fourth quarter of 2014, lender settlements reduced active delinquencies by approximately 40% and capped our exposure in Ireland to approximately $60 million or about 3% of our total outstanding risk in-force in Europe. As we progress through 2015, we expect to continue our strategy of writing new business in Italy, Finland, Germany and the United Kingdom.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations; the inventory of unsold homes; lender modification and other servicing efforts; and resolution of pending or any future litigation, among other items. The impact of prior years’ weakness and uncertainty in the domestic economy, related levels of unemployment and underemployment and resulting increase in foreclosures, the number of borrowers seeking loan modifications and the level of housing inventories with the related impact on home values, all combined to contribute adversely to the performance of our insured portfolio relating to our 2005 through 2008 book years. Going forward, we expect moderate economic growth characterized by ongoing modest improvement in home values along with a gradual decrease over time in unemployment and underemployment levels. Our results are subject to the continued recovery of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

We believe that the level of private mortgage insurance industry market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the Federal Housing Administration (the “FHA”), the Federal Housing Finance Agency (the “FHFA”), U.S. Congress or the U.S. government impacting housing or housing finance policy. Over time, these actions have included announced changes, or potential changes to, underwriting standards, FHA pricing, GSE guaranty fees and loan limits and low-down-payment programs available through the FHA or GSEs. In this regard, several actions have taken place recently. As previously disclosed, in October 2014, U.S. federal regulators published a final rule regarding the credit risk retention provision under the Dodd-Frank Act. The revised rules propose to define “qualified residential mortgages” to include low-down-payment mortgage loans, which is consistent with the definition of “qualified mortgages” that is already adopted by the Consumer Financial Protection Bureau (“CFPB”). These rules have had a limited impact on our business. In December 2014, Fannie Mae and Freddie Mac announced that they would resume purchases of certain loans with down payments as low as 3%. This change in policy could result in the GSEs purchasing more loans with private mortgage insurance. In January 2015, the FHA announced a reduction in annual mortgage insurance premiums charged to borrowers. This premium cut makes the FHA more competitive relative to private mortgage insurance and may have a material adverse effect on private mortgage insurers’ ability to sustain market share. Lastly, on April 17, 2015, the FHFA issued a final decision regarding changes to existing GSE fees. These changes have not increased the base GSE guaranty fees at this time and instead change loan-level price adjustments on loans by eliminating existing adverse market charges. At the same time, the GSEs are applying targeted and small fee adjustments to a subset of GSE loans. These adjustments include small fee increases for certain loans in the GSE upfront loan-to-value ratio and credit score pricing grid and for certain loans with risk-layering attributes, including, cash-out refinancing loans, investment property loans, loans with secondary financing and jumbo conforming loans. Currently, we believe these changes to GSE fees and loan-level price adjustments will not have a material impact on mortgage originations or the competitiveness of private mortgage insurance versus that of FHA insurance.

In addition to the actions described above, in December 2013, the FHFA issued for comment a proposal to reduce GSE loan limits. We filed a comment letter in March 2014 in response to that proposal and to date the FHFA has not yet issued a final determination. If implemented, lower loan limits could also limit demand for mortgage loans with private mortgage insurance coverage.

Mortgage originations were down in the first quarter of 2015 as a result of expected seasonal trends, purchase origination levels were higher in the quarter year over year. In addition, mortgage originations from refinancing activities were higher in the first quarter of 2015 as a result of a decrease in mortgage interest rates during the period. These lower mortgage interest rates are expected to increase gradually throughout 2015, and as a result, we would expect refinancing activities to return to levels below those we experienced in the first quarter of 2015. Accordingly, we continue to believe that, as the mortgage originations market moves from the higher level of refinancing activities to that of a larger purchase originations market, the private mortgage insurance industry market share will continue to strengthen over time. As of the end of the first quarter of 2015, our U.S. mortgage insurance market share has grown more than two percentage points since the fourth quarter of 2013 driven in part by the impact of more competitive pricing changes that went into effect over these periods. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. Since the fourth quarter of 2014 and through the first quarter of 2015, we have increased our single premium lender paid new insurance written reflecting our selective participation in this market. Future volumes of this product will vary depending on the evaluation of the risk return profile of these transactions.

On April 17, 2015, the final PMIERs were publicly released by the GSEs in conjunction with the FHFA. PMIERs will be used by the GSEs to approve private mortgage insurers that provide mortgage insurance on loans acquired by them.

The final PMIERs lowered the level of required capital from that contained in the draft requirements, particularly on books of business written prior to the second half of 2012. The final requirements also altered the calculation of the expected benefit available under captive reinsurance treaties thereby reducing the amount of available assets eligible to meet the capital levels under PMIERs. Based on our interpretation of the final PMIERs, we estimate our U.S mortgage insurance business will require $500 million to $700 million of additional capital as calculated under the PMIERs to be fully compliant by the effective date of December 31, 2015. This estimate is based on a number of factors including our view of the ongoing performance of our U.S. mortgage insurance business reflecting assumed market size and other dynamics, the results of planned internal restructuring within our U.S. mortgage insurance business and current affiliate asset valuations under the PMIERs. Additionally, our current estimate reflects reductions in affiliate asset valuation due to changes since our prior estimate in market value, currency fluctuations and the final form of the PMIERs compared to the draft. We intend to take necessary steps so that our U.S. mortgage insurance business will comply with the final PMIERs by the effective date of December 31, 2015. For a discussion of factors affecting our estimate of the amount of additional capital that will be required to meet the final PMIERs and operate our business and our ability to utilize reinsurance or similar transactions to satisfy these capital requirements, see “Part II—Item 1A—Risk Factors—If we are unable to meet the capital requirements mandated by the PMIERs because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

As of March 31, 2015, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 13.8:1, compared with a risk-to-capital ratio of approximately 14.3:1 as of December 31, 2014. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. The NCDOI’s current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirement methodology in the final PMIERs. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, as well as the amount of policy lapses and the amount of additional capital that is generated within the business or capital support (if any) that we provide. Our estimate of the amount and timing of future losses and these foregoing factors are inherently uncertain, require significant judgment and may change significantly over time.

The National Association of Insurance Commissioners (the “NAIC”) is reviewing the current Mortgage Guaranty Model Act, including minimum capital and surplus requirements for mortgage insurers through the Mortgage Guaranty Insurance Working Group (the “MGIWG”). The MGIWG has not established a date by which it must make proposals to change such requirements. However, as we learn more specific information about these NAIC activities, we continue to assess the potential impact, if any, that these new requirements may have on our U.S. mortgage insurance business and evaluate the options potentially available to meet any legislative or regulatory measures adopted as a result of the NAIC recommendations.

While we continue to experience an ongoing decrease in the level of new delinquencies, the performance of our portfolio in recent periods continues to be adversely affected by our 2005 through 2008 book years. This amount has declined from prior years, but delinquencies for these book years continue as the principal source of new delinquencies reported to us. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. Foreclosure starts continue at a pace higher than foreclosure start levels in periods before mid-2010, and we continue seeing a decline in the number of foreclosure starts currently. We believe this decline is in part a result of the implementation of a CFPB mortgage servicing rule (the “CFPB Rule”) that requires lenders and servicers to defer foreclosure starts until a borrower is at least 120-days delinquent to permit possible loan modification or workout solutions, but we also expect the foreclosure timeline to lengthen as a result of recent actions by the GSEs that have extended the allowable period over which certain foreclosure actions by lenders and servicers may occur. We believe the deferral of the foreclosure start date, coupled with GSE foreclosure timeline extension guidelines and the CFPB Rule’s early intervention provisions that require a lender or servicer to utilize good faith efforts to establish live contact with delinquent borrowers and provide written notice of available loss mitigation options, may result in additional loan workout or modification solutions that would ultimately reduce the number of foreclosure actions from these early stage delinquencies. In addition, we have seen differences in performance among loan servicers regarding the ability to modify loans and avoid foreclosure. Moreover, a lengthening of the foreclosure process itself from the GSE foreclosure timeline extensions and particularly those in judicial foreclosure states has led and is expected to continue to lead to increased claims expense relative to foreclosures conducted in the pre-financial crisis environment. Depending on how experience evolves going forward, we may need to adjust our reserve frequency or severity assumptions that could either increase or decrease reserves over time as experience from these programs continues to emerge.

Improved underwriting guidelines and mortgage servicing practices as well as expanded efforts in the mortgage servicing market to modify loans have combined to improve performance of our 2009 through 2014 book years, including our 2015 insured book thus far in the current year, compared with the performance of insured loans from prior older book years that remain within our insured loan portfolio. This improved performance level, coupled with the diminished impact of our 2005 through 2008 book years as new delinquencies related to those insured loans continue to moderate, has resulted in ongoing reductions in overall delinquency levels through 2014 and the first quarter of 2015. While we continue to see benefits from loan modification actions on newer delinquencies within our portfolio, loan modification efforts have continued to remain more difficult to complete on the older delinquencies within our delinquent loan population. We have seen the older delinquencies that remain unresolved within our portfolio, particularly those from the 2005 through 2008 book years, continue to age through the first quarter of 2015. While both foreclosure and liquidation activity levels remained elevated through this same period, the ongoing lengthening of the foreclosure process as discussed above continues to result in ongoing elevated levels of loss reserves and claims, as well as higher levels of expenses associated with those claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to meet the debt service on the mortgage loans going forward, we have seen the level of ongoing loan modification actions decline moderately during the period from 2011 through the first quarter of 2015 compared with the levels we experienced during preceding periods. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and because of the continuing aging of delinquencies. However, we further expect the rate at which we modify newly delinquent loans to remain steady as new programs take effect and the overall economy and housing market continues improving over time.

As of March 31, 2015, loans modified through the Home Affordable Refinance Program (“HARP”), accounted for approximately $0.3 billion of insurance in the first quarter of 2015, and approximately $18.7 billion of insurance from inception (March 2009) through March 31, 2015. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The government has recently extended HARP through the year ending December 31, 2016.

In 2014, the Obama Administration announced that it would extend the Home Affordable Modification Program (“HAMP”) through December 31, 2015, and expand borrower eligibility by adjusting certain underwriting requirements. Also in 2014, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP were increased and, for the first time, offered to the GSEs. However, to date, the GSEs are not participating in this program. While the impact of the these program extensions to date has remained positive, there can be no assurance that the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in ultimately avoiding foreclosure. While the government and the mortgage services industry remain committed to working with borrowers under this program, we cannot predict how successes achieved under this program or if the resulting effect of avoiding foreclosure is sustainable over time.

We have lender captive reinsurance programs in place in which we share portions of our premiums associated with flow insurance written on loans originated or purchased by lenders with captive insurance entities of these lenders in exchange for an agreed upon level of loss coverage above a specified attachment point. We have exhausted certain captive reinsurance tiers for our 2004 through 2008 book years based on loss development trends. While we continue to receive cash benefits from these captive arrangements at the time of claim payment, the level of benefit is expected to continue to decline going forward due to exhaustion of reinsurance as more reinsurers satisfy their contractual obligations such that remaining risk is borne by our U.S. mortgage insurance business. All of our captive reinsurance arrangements are in runoff with no new books of business being added going forward. However, while we have no plans currently to expand our lender captive reinsurance program, we continue to consider appropriate new third-party reinsurance arrangements as potential available sources of capital for our U.S. mortgage insurance business.

U.S. Life Insurance

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, competitor actions, morbidity, mortality, persistency, investment yields, expenses, ability to achieve rate actions, changes in regulations and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features, pricing and commission levels, actions by rating agencies and the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business positively or negatively.

During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. The changes made to our claim reserve assumptions and methodologies in the third quarter of 2014 also informed the review of and changes to assumptions and methodologies used in our fourth quarter of 2014 loss recognition testing, which indicated that a premium deficiency existed for our acquired block of long-term care insurance. As a result, we have updated our future policy benefit reserve assumptions on our acquired block of long-term care insurance as of December 31, 2014. These updated assumptions will be locked-in until such time as another premium deficiency exists. While our loss recognition testing in the fourth quarter of 2014 for our long-term care insurance block, excluding the acquired block, indicated that block had positive margin, it also indicated we had projected profits in earlier years followed by projected losses in later years. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years by the amounts necessary to offset losses in later years. Given our updated assumptions and methodologies discussed above, we are currently establishing higher claim reserves on new claims, which decrease earnings in the period in which the higher reserves are recorded. As a result, we expect earnings of our long-term care insurance business to be modest in 2015 with some variability period to period. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business.

We experience volatility in our loss ratios caused by variances in claim terminations, claim severity and claim counts. Our rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our claim reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio was 173% in the third quarter of 2014 reflecting changes to our assumptions and methodologies relating to our claim reserves as part of the comprehensive review of our long-term care insurance reserves. Our loss ratio was 200% in the fourth quarter of 2014 reflecting the results of our annual loss recognition testing, which impacted our acquired block. As a result, our loss ratio for the year ended December 31, 2014 was 129% and the increase in reserves as a result of the reviews increased the loss ratio for our long-term care insurance business by 57 percentages points in 2014. Our loss ratio was 72% for the three months ended March 31, 2015 reflecting our updated claims assumptions emerging from our review of claim reserves as well as our updated assumptions on our acquired block in 2014 as compared to 63% for the three months ended March 31, 2014.

Our long-term care insurance sales decreased 50% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and decreased 52% in the first quarter of 2015 from the fourth quarter of 2014. Our lower sales year over year in part reflected the impact of the overall long-term care insurance industry sales trends which were down approximately 22% in 2014 as compared to 2013 as companies have left the market over time and have introduced price increases, product changes, as well as from consumer concern tied to industry rate actions. In 2013, we took steps to improve our profit and risk profile with the introduction of a product that included gender distinct pricing for single applicants and blood and lab underwriting requirements for all applicants. In 2013, we launched a product which increased premium rates but gave consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. In the fourth quarter of 2014, we began filing for regulatory approval of an amended product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates and adjusting coverage options. As of March 31, 2015, this amended product was filed in 37 states. The decreased sales quarter over quarter and year over year were related to the higher pricing on the new product and certain distributors suspending sales of our products as a result of recent rating agency actions. In support of this product, we are investing in key distribution and marketing initiatives to increase long-term care insurance sales.

In addition, we are evaluating market trends and sales and investing in the development of products that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. In the first quarter of 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the long-term care insurance product introduced in early 2013. In July 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the long-term care insurance product launched in July 2014. External new business reinsurance levels vary and are dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. In addition, we have a portion of our long-term care insurance business reinsured internally by Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), one of our Bermuda-domiciled captive reinsurance subsidiaries. One of our strategic priorities is to repatriate our long-term care insurance business from BLAIC into Genworth Life Insurance Company (“GLIC”), a Delaware insurance company and our indirect wholly-owned subsidiary, which would unwind the reinsurance agreement between BLAIC and GLIC and release the related Brookfield Life Assurance Company Limited guarantee thereof, in 2015. When we implement this (following receipt of required regulatory approvals), there will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the financial impact of this reinsurance eliminates in consolidation, although we would anticipate an adverse impact on GLIC’s risk-based capital ratio, which would depend on the levels of capital in that company and that would transfer from BLAIC at the time.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts have included evaluating the need for significant future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases with an expectation of achieving an average premium increase in excess of 50% on three policy series of older generation policies and an average premium increase in excess of 25% on one early series of new generation policies. Subject to regulatory approval, this premium rate increase is expected to generate approximately $250 million to $300 million of additional annual premiums when fully implemented over the next several years. Reserve levels, and thus our expected profitability, have been impacted, and we expect they will continue to be impacted, by policyholder behavior in response to premium rate increases which could include taking reduced benefits or non-forfeiture options. The goal of our rate actions already implemented, as well as future rate actions, is to mitigate losses on the three older generation policy series and help offset higher than priced-for loss ratios due to unfavorable performance and lower lapse rates than expected on newer generation products, with returns lower than original expectations. As of April 28, 2015, the initial round of rate actions had been approved in whole or in part in 47 states and 18 of those states that had not approved the request in whole have approved incremental rate increases in a subsequent round of rate action filings. As of April 28, 2015, our estimate of the net premium increase from these 47 initial state approvals and 18 subsequent approvals was approximately $255 million to $270 million, which achieves our goal of $250 million to $300 million of annual premiums when fully implemented by 2017. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases ranging between 6% and 13% on more than $800 million in annualized in-force premiums on one of our new generation products. As of March 31, 2015, we have been notified by 31 states of their initial decision, of which 24 states approved all or part of the requested increase. We continue to pursue these rate increases in the states that have either not responded or initially denied our rate increase request. We have in the past, and will continue to consider in the future, suspending sales in states where we are unable to obtain satisfactory rates and rate increases on in-force policies as we did in Massachusetts, New Hampshire and Vermont in prior years. The approval process for in-force rate increases and the amount and timing of the rate increases approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete.

Continued low interest rates have also put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management and hedging strategies for a portion of our long-term care insurance product cash flows.

Life insurance. Results of our life insurance business are impacted by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, underwriting, actions by rating agencies, distribution and customer service. Shifts in consumer demand, competitors’ actions, relative pricing, return on capital or reinsurance decisions and other factors, such as regulatory matters affecting life insurance policy reserve levels, can also affect our sales levels.

In 2014, mortality experience was favorable to pricing expectations for term life insurance and unfavorable for universal life and term universal life insurance, but experience fluctuated from quarter to quarter. In the first quarter of 2015, mortality experience was favorable for our term life and term universal life insurance products but unfavorable for our universal life insurance products. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 have entered their post-level guaranteed premium rate period in 2014, we have experienced lower persistency compared to pricing. Due to the relatively small number of policies that have recently entered their post-level guaranteed premium rate period, the impact on our financial statements has not been material. As additional policies enter their post-level guaranteed premium rate period, we would expect amortization of deferred acquisition costs to accelerate and premiums to decline and reduce profitability in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions.

Life insurance sales decreased 19% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 largely attributable to the moderation of sales of the reintroduced term life insurance products, which we began offering in the fourth quarter of 2012. The business is transitioning to competitive indexed universal life insurance and linked-benefits products, and growth in sales on these products is expected to continue. However, the increase in permanent life product sales is not expected to exceed the moderation of sales in our term life insurance products in the near term.

During 2014, the NAIC adopted a new regulatory framework for the insurance industry’s use of captive life reinsurance subsidiaries, specifically those used to finance Regulations XXX and Actuarial Guideline 38 reserves. The framework adopted by the NAIC does not apply to captive life reinsurance subsidiaries effective on or before December 31, 2014 and allows for their continued use prospectively. The framework assumes that Principles Based Reserving (“PBR”) will be adopted and requires captives to hold collateral at a level that approximates PBR. Accordingly, it is unclear if the NAIC will continue to allow the use of captives if PBR is not eventually adopted. If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, and potential reductions in or discontinuance of new term life or universal life with secondary guarantees insurance sales, all of which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

Fixed annuities. Results of our fixed annuities business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, new product sales, competitor actions and competitiveness of our offerings. Our competitive position within many of our distribution channels and our ability to grow this business depends on many factors, including product offerings, relative pricing and our overall ratings.

In fixed annuities, sales may fluctuate as a result of consumer demand, actions by rating agencies, competitor actions, changes in interest rates, credit spreads, relative pricing, return on capital decisions and our approach to managing risk. We monitor and change prices and crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. We have targeted distributors and producers and maintained sales capabilities that align with our strategy. We expect to continue to manage these distribution relationships while selectively adding or shifting towards other product offerings, including fixed indexed annuities. Equity market performance and volatility could result in additional gains or losses, although associated hedging activities are expected to mitigate these impacts. Refinements of product offerings and related pricing, including ongoing evaluation of commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns.

Sales of fixed annuities decreased 34% during the first quarter of 2015 compared to the fourth quarter of 2014 as a result of lower interest rates and distributor actions. Following adverse rating actions after the announcement of our results for the third and fourth quarters of 2014, several of our distributors suspended distribution of our products. Those distributors made up approximately 30% of sales of our fixed annuity products for the year ended December 31, 2014. We expect that we will continue to be adversely impacted by these recent rating actions. In addition, we cannot predict the outcome of pending rating agency reviews and their potential impacts on our fixed annuity sales. To date, we have not observed any significant change in consumer behavior on our in-force contracts as a result of our rating downgrades.

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

Although consumer lending levels in Europe have stabilized, the region remains challenged particularly given concerns regarding various European economies and the lingering effect of the European debt crisis. Unemployment rates in the first quarter of 2015 remained at levels experienced since the second quarter of 2014 with regional variation. In aggregate, European gross domestic product continued to grow modestly in 2014 and into 2015, building on the growth in the second half of 2013.

Net operating income of our lifestyle protection insurance business for the three months ended March 31, 2015 decreased from the three months ended March 31, 2014 as higher commissions and claim reserves were partially offset by higher premiums in the current year. New claim registrations decreased 10% during the three months ended March 31, 2015 from 2014 levels. We could experience higher losses if claim registrations increase, particularly with continued high unemployment in Europe. Our loss ratio for the three months ended March 31, 2015 was 28% compared to 26% for the three months ended March 31, 2014 as losses increased, partially offset by higher premiums in the current year.

We have strengthened our focus in Europe on key strategic client relationships and are de-emphasizing our distribution with some other distributors, which had failed to achieve desired sales and profitability levels. This focus has enabled us to better serve our strategic clients and promote improved profitability and a lower cost structure. Additionally, we continue to pursue expanding our geographical distribution into Latin America and China and have secured agreements with a large insurance partner and a finance company. We are currently working with this partner to establish product, distribution and servicing capabilities and are now actively selling products in Peru, Colombia and Mexico.

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

Distributor conduct associated with the sale of payment protection insurance products is currently under regulatory scrutiny in Italy. While the results of these reviews are unknown at this time and our distributors are not Genworth employees, the outcome could impact how our product is distributed and could have a negative impact on our sales.

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

Financial Strength Ratings

There were no downgrades of the financial strength ratings of our insurance subsidiaries during the first quarter of 2015 other than the downgrades previously disclosed in our Annual Report on Form 10-K filed on March 2, 2015.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$1,323	$1,307	$16	1%
Net investment income	803	805	(2)	—%
Net investment gains (losses)	(16)	(17)	1	6%
Insurance and investment product fees and other	225	227	(2)	(1)%

Total revenues	2,335	2,322	13	1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,243	1,194	49	4%
Interest credited	180	183	(3)	(2)%
Acquisition and operating expenses, net of deferrals	380	378	2	1%
Amortization of deferred acquisition costs and intangibles	121	134	(13)	(10)%
Interest expense	116	127	(11)	(9)%

Total benefits and expenses	2,040	2,016	24	1%

Income before income taxes	295	306	(11)	(4)%
Provision for income taxes	91	87	4	5%

Net income	204	219	(15)	(7)%
Less: net income attributable to noncontrolling interests	50	35	15	43%

Net income available to Genworth Financial, Inc.’s common stockholders	$154	$184	$(30)	(16)%

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies and lifestyle protection insurance.

•	Our U.S. Life Insurance segment increased $19 million. Our long-term care insurance business increased $24 million largely from $22 million of higher premiums from in-force rate actions in the current year. Our life insurance business decreased $4 million primarily related to our term life insurance products driven largely by higher ceded reinsurance in the current year.

•	Our U.S. Mortgage Insurance segment increased $13 million mainly attributable to higher average flow insurance in-force in the current year.

•	Our International Protection segment increased $5 million driven by an amendment to a reinsurance agreement in the second quarter of 2014 that was previously accounted for under the deposit method of accounting which increased premiums by $32 million and higher volume driven by growth. These increases were partially offset by lower premiums from our runoff clients and a favorable adjustment of $4 million in the prior year related to German premium taxes that did not recur. The three months ended March 31, 2015 also included a decrease of $32 million attributable to changes in foreign exchange rates.

•	Our International Mortgage Insurance segment decreased $20 million primarily from a decrease of $24 million attributable to changes in foreign exchange rates. In Canada, premiums decreased $11 million driven by a decrease of $13 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, premiums in Canada increased primarily from the seasoning of our in-force blocks of business. In Australia, premiums decreased $8 million primarily from a decrease of $10 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, premiums in Australia increased as a result of the seasoning of our in-force block of business, partially offset by lower flow volume in the current year.

Net investment income. Net investment income represents the income earned on our investments. Annualized weighted-average investment yields were 4.5% and 4.6% for the three months ended March 31, 2015 and 2014, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year. The three months ended March 31, 2015 included a decrease of $10 million attributable to changes in foreign exchange rates.

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

•	We recorded net other-than-temporary impairments of $3 million and $1 million during the three months ended March 31, 2015 and 2014, respectively, related to commercial mortgage loans.

•	Net investment losses related to derivatives of $32 million during the three months ended March 31, 2015 were primarily associated with losses related to derivatives used to hedge foreign currency risk associated with assets held. In addition, there were guaranteed minimum withdrawal benefit (“GMWB”) losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded net gains of $3 million related to the sale of available-for-sale securities during the three months ended March 31, 2015 compared to net losses of $16 million during the three months ended March 31, 2014. We also recorded $6 million of lower net gains related to trading securities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

•	Our International Mortgage Insurance segment decreased $5 million primarily due to non-functional currency transactions attributable to remeasurement and repayment of intercompany loans related to our Australian mortgage insurance business in the current year.

•	Our Runoff segment decreased $4 million mainly attributable to lower account values in our variable annuity products in the current year.

•	Corporate and Other activities decreased $2 million attributable to losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our U.S. Life Insurance segment increased $9 million predominantly from our life insurance business largely related to our universal life insurance products driven by less unfavorable mortality experience and a decrease in our in-force block in the current year.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of claim costs incurred related to mortgage insurance products and benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care, life and accident and health insurance, structured settlements and single premium immediate annuities with life contingencies and lifestyle protection insurance.

•	Our U.S. Life Insurance segment increased $61 million. Our long-term care insurance business increased $102 million principally attributable to aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims. The increase in our long-term care insurance business was also attributable to a less favorable impact from reduced benefits related to in-force rate actions of $20 million in the current year. The current year also included net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance. These increases were partially offset by favorable mortality on existing claims. Our life insurance business decreased $31 million primarily related to our term life insurance products from favorable mortality, higher ceded reinsurance and lower reserves on older in-force blocks in the current year. Our fixed annuities business decreased $10 million largely attributable to favorable mortality in the current year.

•	Our International Protection segment increased $5 million primarily attributable to an amendment to a reinsurance agreement in the second quarter of 2014 that was previously accounted for under the deposit method of accounting which increased benefits and other changes in policy reserves by $10 million. This increase was partially offset by a decline in new claim registrations in the current year. The three months ended March 31, 2015 also included a decrease of $9 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $13 million primarily from lower reserves on new delinquencies and a continued decline in delinquencies from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts. The prior year also included a net reserve strengthening of $17 million that did not recur. These decreases were partially offset by a lower number of cures on existing delinquencies in the current year.

•	Our International Mortgage Insurance segment decreased $3 million primarily from a decrease of $5 million attributable to changes in foreign exchange rates. In Australia, losses decreased $3 million, including a decrease of $1 million attributable to changes in foreign exchange rates, primarily driven by a favorable adjustment in the current year of $7 million related to the expected recovery of claims paid in prior periods and lower paid claims as a result of a decrease in both the number of claims paid and the average claim payment. These decreases were partially offset by an increase from aging of existing delinquencies and a lower cure rate from decreased borrower sales in the current year. In Canada, losses decreased $1 million due to a decrease of $3 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from a higher average reserve per delinquency related to certain regions, partially offset by lower new delinquencies, net of cures, in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $4 million related to our fixed annuities business driven by lower crediting rates in the current year.

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

•	Our International Protection segment increased $8 million due to higher commissions of $22 million related to an amendment to a reinsurance agreement in the second quarter of 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower profit commissions and operating expenses in the current year. The three months ended March 31, 2015 also included a decrease of $20 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $4 million primarily from a write-off of software and higher premium taxes mainly attributable to higher production in the current year.

•	Our International Mortgage Insurance segment decreased $7 million, including a decrease of $4 million attributable to changes in foreign exchange rates. Our Canadian mortgage insurance business decreased $9 million mainly driven by lower stock-based compensation expense in the current year. Our Australian mortgage insurance business increased $3 million primarily from higher operating expenses related to contract fees and higher employee compensation and benefit expenses in the current year.

•	Corporate and Other activities decreased $4 million largely driven by lower net expenses after allocations to our operating segments in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•	Our Runoff segment decreased $6 million principally from favorable equity market performance in the current year.

•	Our International Protection segment decreased $4 million attributable to changes in foreign exchange rates.

•	Our U.S. Life Insurance segment decreased $2 million. Our fixed annuities business decreased $6 million largely attributable to higher net investment losses in the current year. Our life insurance business increased $4 million largely from higher lapses in our term life insurance products in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Corporate and Other activities decreased $8 million largely driven by the repayment of $485 million of senior notes in June 2014.

•	Our International Protection segment decreased $6 million mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position and a decrease of $2 million attributable to changes in foreign exchange rates in the current year.

•	Our U.S. Life Insurance segment increased $4 million driven by our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves in the current year.

Provision for income taxes. The effective tax rate increased to 30.9% for the three months ended March 31, 2015 from 28.4% for the three months ended March 31, 2014. The increase in the effective tax rate was primarily attributable to a release of the valuation allowance and more favorable true up adjustments in the prior year, both of which decreased the effective tax rate in that period. These increases were partially offset by lower taxed foreign income and stock-based compensation, as well as higher benefits from tax favored investments in the current year. The prior year included a change in uncertain tax positions which increased the effective tax rate in that period. The three months ended March 31, 2015 included a decrease of $5 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The increase primarily related to the initial public offering (“IPO”) of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $21 million in the current year. The three months ended March 31, 2015 included a decrease of $6 million attributable to changes in foreign exchange rates.

Net income available to Genworth Financial, Inc.’s common stockholders. We had lower net income available to Genworth Financial, Inc.’s common stockholders in the current year primarily driven by a decrease of $21 million attributable to the IPO of 33.8% of our Australian mortgage insurance business in May 2014. The decrease was also attributable to higher benefits and other changes in policy reserves in our long-term care insurance business and higher taxes in the current year. These decreases were partially offset higher premiums and lower interest expense in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” Included in net income available to Genworth Financial, Inc.’s common stockholders for the three months ended March 31, 2015 was a decrease of $8 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income

Net operating income for the three months ended March 31, 2015 and 2014 was $156 million and $194 million, respectively. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

In the first quarter of 2015, we modified our definition to explicitly state that restructuring costs, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). There were no restructuring costs in the periods presented.

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

The following table includes a reconciliation of net income to net operating income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2015	2014
Net income	$204	219
Less: net income attributable to noncontrolling interests	50	35

Net income available to Genworth Financial, Inc.’s common stockholders	154	184
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	2	10

Net operating income	$156	$194

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2015	2014
Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.31	$0.37

Diluted	$0.31	$0.37

Net operating income per common share:
Basic	$0.31	$0.39

Diluted	$0.31	$0.39

Weighted-average common shares outstanding:
Basic	497.0	495.8

Diluted	498.9	502.7

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income. See note 8 in our consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net operating income of our segments and Corporate and Other activities to net income available to Genworth Financial, Inc.’s common stockholders.

In the first quarter of 2015, we revised how we allocate our consolidated provision for income taxes to our operating segments to simplify our process and reflect how our chief operating decision maker is evaluating segment performance. Our revised methodology applies a specific tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign income. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities. Previously, we calculated a unique income tax provision for each segment based on quarterly changes to tax attributes and implications of transactions specific to each product within the segment.

The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. Prior year amounts have not been re-presented to reflect this revised presentation and are, therefore, not comparable to the current year provision for income taxes by segment. However, we do not believe that the previous methodology would have resulted in a materially different segment-level provision for income taxes.

Beginning in the first quarter of 2015, the effective tax rates disclosed herein are calculated using whole dollars. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers.

Management’s discussion and analysis by segment contains selected operating performance measures including “sales” and “insurance in-force” or “risk in-force” which are commonly used in the insurance industry as measures of operating performance.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) new insurance written for mortgage insurance; (2) annualized first-year premiums for long-term care and term life insurance products; (3) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (4) 10% of premium deposits for linked-benefits products; (5) new and additional premiums/deposits for fixed annuities; and (6) net premiums written for our lifestyle protection insurance business. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider new insurance written, annualized first-year premiums/deposits, premium equivalents, new premiums/deposits and net premiums written to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports insurance in-force and risk in-force. Insurance in-force for our international mortgage, U.S. mortgage and life insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For risk in-force in our international mortgage insurance business, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. We consider insurance in-force and risk in-force to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.

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

Global Mortgage Insurance Division

Division results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our Global Mortgage Insurance Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$40	$41	$(1)	(2)%
Australia	30	62	(32)	(52)%
Other Countries	(6)	(4)	(2)	(50)%

International Mortgage Insurance segment	64	99	(35)	(35)%

U.S. Mortgage Insurance segment	52	33	19	58%

Total net operating income	116	132	(16)	(12)%
Adjustment to net operating income:
Net investment gains (losses), net	(6)	(1)	(5)	NM (1)

Net income available to Genworth’s common
stockholders	110	131	(21)	(16)%
Add: net income attributable to noncontrolling interests	50	35	15	43%

Net income	$160	$166	$(6)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$215	$235	$(20)	(9)%
Net investment income	66	74	(8)	(11)%
Net investment gains (losses)	(17)	(3)	(14)	NM (1)
Insurance and investment product fees and other	(3)	2	(5)	NM (1)

Total revenues	261	308	(47)	(15)%

Benefits and expenses:
Benefits and other changes in policy reserves	44	47	(3)	(6)%
Acquisition and operating expenses, net of deferrals	42	49	(7)	(14)%
Amortization of deferred acquisition costs and intangibles	14	15	(1)	(7)%
Interest expense	7	8	(1)	(13)%

Total benefits and expenses	107	119	(12)	(10)%

Income before income taxes	154	189	(35)	(19)%
Provision for income taxes	46	56	(10)	(18)%

Net income	108	133	(25)	(19)%
Less: net income attributable to noncontrolling interests	50	35	15	43%

Net income available to Genworth Financial, Inc.’s common stockholders	58	98	(40)	(41)%
Adjustment to net income available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	6	1	5	NM (1)

Net operating income	$64	$99	$(35)	(35)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
Canada	$40	$41	$(1)	(2)%
Australia	30	62	(32)	(52)%
Other Countries	(6)	(4)	(2)	(50)%

Total net operating income	$64	$99	$(35)	(35)%

Net operating income

•	Our Canadian mortgage insurance business decreased $1 million from a decrease of $4 million attributable to changes in foreign exchange rates during the three months ended March 31, 2015. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from lower operating expenses and taxes in the current year.

•	Our Australian mortgage insurance business decreased $32 million primarily from the IPO of the business in May 2014 which reduced our ownership percentage to 66.2%, resulting in lower net operating income of $21 million and higher operating expenses in the current year. The three months ended March 31, 2015 also included a decrease of $4 million attributable to changes in foreign exchange rates.

•	Other Countries’ net operating loss increased $2 million primarily from higher losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $11 million driven by a decrease of $13 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from the seasoning of our in-force blocks of business.

•	Our Australian mortgage insurance business decreased $8 million primarily from a decrease of $10 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased as a result of the seasoning of our in-force block of business, partially offset by a decrease in premiums from new business from lower flow volume in the current year.

Net investment income. Net investment income decreased $8 million primarily from a decrease of $7 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” Net investment gains (losses) decreased $14 million primarily related to our Canadian mortgage insurance business driven by derivative losses largely from hedging non-functional currency transactions, partially offset by higher net investment gains related to sales of securities in the current year. The three months ended March 31, 2015 also included an increase of $1 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other. Insurance and investment product fees and other decreased $5 million primarily due to non-functional currency transactions attributable to remeasurement and repayment of intercompany loans related to our Australian mortgage insurance business in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $1 million due to a decrease of $3 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from a higher average reserve per delinquency related to certain regions, partially offset by lower new delinquencies, net of cures, in the current year.

•

Our Australian mortgage insurance business decreased $3 million primarily driven by a favorable adjustment in the current year of $7 million related to the expected recovery of claims paid in prior periods and lower paid claims as a result of a decrease in both the number of claims paid and the average claim payment. These decreases were partially offset by an increase from aging of existing delinquencies and a lower cure rate from decreased borrower sales in the current year. The three months ended March 31, 2015 also included a decrease of $1 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $9 million mainly driven by lower stock-based compensation expense in the current year. The three months ended March 31, 2015 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business increased $3 million primarily from higher operating expenses related to contract fees and higher employee compensation and benefit expenses in the current year. The three months ended March 31, 2015 also included a decrease of $3 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 28.9% for the three months ended March 31, 2015 from 29.6% for the three months ended March 31, 2014. The decrease in the effective tax rate was primarily attributable to prior year true ups. The three months ended March 31, 2015 included a decrease of $5 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $21 million in the current year. The three months ended March 31, 2015 included a decrease of $6 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Primary insurance in-force:
Canada	$288,800	$291,900	$(3,100)	(1)%
Australia	240,900	281,000	(40,100)	(14)%
Other Countries	19,800	26,200	(6,400)	(24)%

Total	$549,500	$599,100	$(49,600)	(8)%

Risk in-force:
Canada	$101,100	$102,200	$(1,100)	(1)%
Australia	84,300	98,300	(14,000)	(14)%
Other Countries (1)	2,300	3,700	(1,400)	(38)%

Total	$187,700	$204,200	$(16,500)	(8)%

New insurance written:
Canada	$8,300	$5,800	$2,500	43%
Australia	5,800	7,800	(2,000)	(26)%
Other Countries	600	400	200	50%

Total	$14,700	$14,000	$700	5%

Net premiums written:
Canada	$109	$77	$32	42%
Australia	87	126	(39)	(31)%
Other Countries	6	6	—	—%

Total	$202	$209	$(7)	(3)%

(1)	Risk in-force as of March 31, 2015 and 2014 excluded $271 million and $282 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.

Primary insurance in-force and risk in-force

Our businesses in Australia and Canada currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Australia and Canada. For the three months ended March 31, 2015 and 2014, this factor was 35%.

In Canada, primary insurance in-force and risk in-force decreased $42.2 billion and $14.8 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk activity.

In Australia, primary insurance in-force and risk in-force decreased $52.1 billion and $18.2 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written.

In Other Countries, primary insurance in-force and risk in-force decreased mainly attributable to a lender settlement in Ireland in the fourth quarter of 2014, which reduced risk in-force by $600 million and decreases of $5.2 billion and $0.6 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written in Canada increased primarily as a result of bulk activity and higher flow new insurance written. The increase in flow new insurance written was primarily driven by higher market penetration and a larger mortgage originations market. The three months ended March 31, 2015 included a decrease of $800 million attributable to changes in foreign exchange rates.

New insurance written in Australia decreased mainly attributable to a smaller mortgage insurance originations market in the current year. The three months ended March 31, 2015 included a decrease of $700 million attributable to changes in foreign exchange rates.

New insurance written in Other Countries increased primary as a result of a bulk transaction in Mexico in the current year. The three months ended March 31, 2015 included a decrease of $100 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2015, our unearned premium reserves were $2,502 million, including a decrease of $400 million attributable to changes in foreign exchange rates, compared to $2,772 million as of March 31, 2014. Excluding the effects of foreign exchange, unearned premium reserves were slightly higher as a result of premiums from new business volume.

In Canada, net premiums written increased primarily from higher flow volume attributable to higher market penetration and a larger mortgage originations market and from bulk activity in the current year. In addition, the price increase on high loan-to-value premiums effective May 1, 2014 resulted in higher net premiums written. The three months ended March 31, 2015 included a decrease of $11 million attributable to changes in foreign exchange rates in Canada.

In Australia, net premiums written decreased primarily from lower flow volume in the current year. The three months ended March 31, 2015 included a decrease of $10 million attributable to changes in foreign exchange rates in Australia.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2015	2014	2015 vs. 2014
Loss ratio:
Canada	22%	20%	2%
Australia	15%	17%	(2)%
Other Countries	81%	55%	26%
Total	21%	20%	1%

Expense ratio:
Canada	20%	39%	(19)%
Australia	31%	20%	11%
Other Countries	132%	142%	(10)%
Total	28%	30%	(2)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

Loss ratio

The loss ratio in Canada increased primarily from a higher average reserve per delinquency related to certain regions, partially offset by lower new delinquencies, net of cures, in the current year.

The loss ratio in Australia decreased primarily driven by a favorable adjustment in the current year of $7 million related to the expected recovery of claims paid in prior periods, which decreased the loss ratio by nine points, and lower paid claims as a result of a decrease in both the number of claims paid and the average claim payment. These decreases were partially offset by an increase from aging of existing delinquencies and a lower cure rate from decreased borrower sales in the current year.

In Other Countries, the loss ratio increased primarily from an increase in loss reserves for prior year delinquencies in the current year.

Expense ratio

In Canada, the expense ratio decreased from a lower stock-based compensation expense and higher net premiums written in the current year.

The expense ratio in Australia increased primarily from higher operating expenses related to contract fees, higher employee compensation and benefit expenses and lower net premiums written in the current year.

In Other Countries, the expense ratio decreased slightly primarily from lower operating expenses in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
Canada:
Primary insured loans in-force	1,704,483	1,673,505	1,549,650
Delinquent loans	1,792	1,756	1,860
Percentage of delinquent loans (delinquency rate)	0.11%	0.10%	0.12%

Flow loan in-force	1,266,626	1,255,050	1,197,083
Flow delinquent loans	1,532	1,493	1,634
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.12%	0.14%

Bulk loans in-force	437,857	418,455	352,567
Bulk delinquent loans	260	263	226
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.06%

Australia:
Primary insured loans in-force	1,498,197	1,496,616	1,477,063
Delinquent loans	5,378	4,953	5,070
Percentage of delinquent loans (delinquency rate)	0.36%	0.33%	0.34%

Flow loan in-force	1,382,156	1,378,584	1,355,635
Flow delinquent loans	5,112	4,714	4,813
Percentage of flow delinquent loans (delinquency rate)	0.37%	0.34%	0.36%

Bulk loans in-force	116,041	118,032	121,428
Bulk delinquent loans	266	239	257
Percentage of bulk delinquent loans (delinquency rate)	0.23%	0.20%	0.21%

Other Countries:
Primary insured loans in-force	194,434	180,781	190,955
Delinquent loans	7,978	7,806	9,988
Percentage of delinquent loans (delinquency rate)	4.10%	4.32%	5.23%

Flow loan in-force	109,970	109,910	113,483
Flow delinquent loans	4,652	4,591	6,599
Percentage of flow delinquent loans (delinquency rate)	4.23%	4.18%	5.82%

Bulk loans in-force	84,464	70,871	77,472
Bulk delinquent loans	3,326	3,215	3,389
Percentage of bulk delinquent loans (delinquency rate)	3.94%	4.54%	4.37%

Total:
Primary insured loans in-force	3,397,114	3,350,902	3,217,668
Delinquent loans	15,148	14,515	16,918
Percentage of delinquent loans (delinquency rate)	0.45%	0.43%	0.53%

Flow loan in-force	2,758,752	2,743,544	2,666,201
Flow delinquent loans	11,296	10,798	13,046
Percentage of flow delinquent loans (delinquency rate)	0.41%	0.39%	0.49%

Bulk loans in-force	638,362	607,358	551,467
Bulk delinquent loans (1)	3,852	3,717	3,872
Percentage of bulk delinquent loans (delinquency rate)	0.60%	0.61%	0.70%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,821 as of March 31, 2015, 3,690 as of December 31, 2014 and 3,842 as of March 31, 2014.

In Canada, flow loans in-force increased from new policies written and bulk loans in-force increased from bulk activity.

In Australia, flow loans in-force increased as a result of new policies written and flow delinquent loans increased as new delinquencies more than offset cures and paid claims. Bulk loans in-force decreased due to cancellations in the current year.

In Other Countries, flow loans in-force and flow delinquent loans decreased compared to March 31, 2014 mainly attributable to a lender settlement in Ireland in the fourth quarter of 2014, which resulted in a decrease of 2,634 delinquent loans. Bulk loans in-force increased from a bulk transaction in Mexico in the current year.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$150	$137	$13	9%
Net investment income	19	18	1	6%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	1	—	1	NM (1)

Total revenues	170	155	15	10%

Benefits and expenses:
Benefits and other changes in policy reserves	50	63	(13)	(21)%
Acquisition and operating expenses, net of deferrals	37	33	4	12%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%

Total benefits and expenses	89	98	(9)	(9)%

Income before income taxes	81	57	24	42%
Provision for income taxes	29	24	5	21%

Net income	52	33	19	58%
Adjustment to net income:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$52	$33	$19	58%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

The increase in net operating income was mainly attributable to higher premiums from higher average flow insurance in-force and lower reserves on new delinquencies and a decline in the number of new delinquencies, partially offset by lower cures on existing delinquencies in the current year.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by lower reserves on new delinquencies and a continued decline in delinquencies from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts. The prior year also included a net reserve strengthening of $17 million that did not recur. These decreases were partially offset by a lower number of cures on existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from a write-off of software and higher premium taxes mainly attributable to higher production in the current year.

Provision for income taxes. The effective tax rate decreased to 35.7% for the three months ended March 31, 2015 from 42.1% for the three months ended March 31, 2014. The decrease in the effective tax rate was primarily attributable to changes in the state tax valuation allowance and the loss of foreign credits in the prior year, both of which increased the effective tax rate in the prior year. These decreases were partially offset by higher state taxes and lower benefits from tax favored investments in the current year.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Primary insurance in-force	$115,200	$109,100	$6,100	6%
Risk in-force	28,900	27,000	1,900	7%
New insurance written	6,300	3,900	2,400	62%
Net premiums written	170	144	26	18%

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of the increase of $7.0 billion in flow insurance in-force, which increased from $104.9 billion as of March 31, 2014 to $111.9 billion as of March 31, 2015 as a result of new insurance written during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.9 billion in bulk insurance in-force, which decreased from $4.2 billion as of March 31, 2014 to $3.3 billion as of March 31, 2015 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 81% and 85% for the three months ended March 31, 2015 and 2014, respectively.

New insurance written

New insurance written increased in the current year primarily driven by an increase in both our market share and the mortgage insurance originations market. Mortgage refinance originations also increased as a result of lower interest rates during the current year.

Net premiums written

Net premiums written increased due to higher new insurance written and average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2015	2014	2015 vs. 2014
Loss ratio	33%	46%	(13)%
Expense ratio	23%	24%	(1)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The decrease in the loss ratio was primarily driven by lower reserves on new delinquencies and a continued decline in delinquencies from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts. The prior year also included a net reserve strengthening of $17 million that did not recur. These decreases were partially offset by lower number of cures on existing delinquencies in the current year.

The decrease in the expense ratio was primarily from higher net premiums written, partially offset by a write-off of software and higher premium taxes mainly attributable to higher production in the current year

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
Primary insurance:
Insured loans in-force	631,591	630,852	618,442
Delinquent loans	35,665	39,786	45,861
Percentage of delinquent loans (delinquency rate)	5.65%	6.31%	7.42%

Flow loan in-force	601,472	599,206	582,553
Flow delinquent loans	34,220	38,177	43,733
Percentage of flow delinquent loans (delinquency rate)	5.69%	6.37%	7.51%

Bulk loans in-force	30,119	31,646	35,889
Bulk delinquent loans (1)	1,445	1,609	2,128
Percentage of bulk delinquent loans (delinquency rate)	4.80%	5.08%	5.93%

A minus and sub-prime loans in-force	33,805	33,529	37,714
A minus and sub-prime loans delinquent loans	7,019	7,851	8,789
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	20.76%	23.42%	23.30%

Pool insurance:
Insured loans in-force	7,979	8,282	10,710
Delinquent loans	468	521	575
Percentage of delinquent loans (delinquency rate)	5.87%	6.29%	5.37%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 984 as of March 31, 2015, 1,109 as of December 31, 2014 and 1,434 as of March 31, 2014.

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

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,895	$57	$360	16%
4-11 payments	8,792	223	361	62%
12 payments or more	16,533	712	825	86%

Total	34,220	$992	$1,546	64%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2014
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,849	$76	$426	18%
4-11 payments	9,368	238	383	62%
12 payments or more	17,960	751	895	84%

Total	38,177	$1,065	$1,704	63%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of March 31, 2015	Percent of total reserves as of March 31, 2015 (1)	Delinquency rate

			March 31, 2015	December 31, 2014	March 31, 2014

By Region:
Southeast (2)	20%	26%	6.92%	7.89%	9.85%
South Central (3)	16	7	4.03%	4.50%	5.10%
Northeast (4)	15	30	10.04%	10.83%	11.60%
Pacific (5)	12	10	4.03%	4.51%	5.77%
North Central (6)	12	9	4.72%	5.35%	6.59%
Great Lakes (7)	10	5	3.96%	4.48%	5.33%
New England (8)	6	6	5.75%	6.34%	7.15%
Mid-Atlantic (9)	5	5	5.71%	6.32%	7.32%
Plains (10)	4	2	3.88%	4.39%	4.76%

Total	100%	100%	5.65%	6.31%	7.42%

(1)	Total reserves were $1,087 million as of March 31, 2015.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of March 31, 2015	Percent of total reserves as of March 31, 2015 (1)	Delinquency rate

			March 31, 2015	December 31, 2014	March 31, 2014

By State:
California	7%	3%	2.75%	3.09%	3.78%
Texas	7%	3%	3.97%	4.55%	4.89%
New York	6%	14%	10.11%	10.88%	11.34%
Florida	6%	17%	10.87%	12.61%	17.49%
Illinois	5%	6%	5.98%	6.76%	8.73%
New Jersey	4%	12%	14.40%	15.15%	16.27%
Pennsylvania	4%	4%	6.94%	7.78%	8.67%
Ohio	4%	2%	4.61%	5.06%	6.01%
Georgia	4%	3%	5.60%	6.39%	7.37%
North Carolina	3%	2%	5.20%	5.59%	6.58%

(1)	Total reserves were $1,087 million as of March 31, 2015.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2015:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.09%	12.2%	$5,110	4.4%	$1,164	4.0%
2005	5.66%	12.3	4,378	3.8	1,173	4.1
2006	5.90%	17.7	6,919	6.0	1,765	6.1
2007	5.82%	36.9	16,817	14.6	4,223	14.7
2008	5.35%	17.8	14,748	12.8	3,732	12.9
2009	4.96%	0.7	2,372	2.1	545	1.9
2010	4.69%	0.6	3,129	2.7	750	2.6
2011	4.51%	0.5	4,224	3.7	1,061	3.7
2012	3.80%	0.5	10,533	9.1	2,672	9.3
2013	3.97%	0.5	18,003	15.6	4,497	15.6
2014	4.39%	0.3	22,690	19.7	5,669	19.7
2015	4.08%	—	6,320	5.5	1,551	5.4

Total portfolio	4.93%	100.0%	$115,243	100.0%	$28,802	100.0%

(1)	Total reserves were $1,087 million as of March 31, 2015.

U.S. Life Insurance Division

Division results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our U.S. Life Insurance Division. See below for a discussion by segment.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income:
U.S. Life Insurance segment:
Long-term care insurance	$10	$46	$(36)	(78)%
Life insurance	40	21	19	90%
Fixed annuities	31	27	4	15%

U.S. Life Insurance segment	81	94	(13)	(14)%

Total net operating income	81	94	(13)	(14)%
Adjustment to net operating income:
Net investment gains (losses), net	(1)	1	(2)	(200)%

Net income available to Genworth Financial, Inc.’s common stockholders	$80	$95	$(15)	(16)%

U.S. Life Insurance segment

Segment results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$778	$759	$19	3%
Net investment income	671	660	11	2%
Net investment gains (losses)	(4)	3	(7)	NM (1)
Insurance and investment product fees and other	180	171	9	5%

Total revenues	1,625	1,593	32	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,091	1,030	61	6%
Interest credited	150	154	(4)	(3)%
Acquisition and operating expenses, net of deferrals	163	161	2	1%
Amortization of deferred acquisition costs and intangibles	73	75	(2)	(3)%
Interest expense	25	21	4	19%

Total benefits and expenses	1,502	1,441	61	4%

Income before income taxes	123	152	(29)	(19)%
Provision for income taxes	43	57	(14)	(25)%

Net income	80	95	(15)	(16)%
Adjustment to net income:
Net investment (gains) losses, net	1	(1)	2	200%

Net operating income	$81	$94	$(13)	(14)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income:
Long-term care insurance	$10	$46	$(36)	(78)%
Life insurance	40	21	19	90%
Fixed annuities	31	27	4	15%

Total net operating income	$81	$94	$(13)	(14)%

Net operating income

•	Our long-term care insurance business decreased $36 million largely as a result of higher severity and frequency on new claims and higher benefits paid on existing claims, partially offset by higher investment income in the current year. The current year also included net unfavorable adjustments of $7 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance.

•	Our life insurance business increased $19 million principally from favorable mortality in the current year.

•	Our fixed annuities business increased $4 million primarily related to favorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $24 million largely from $22 million of increased premiums from in-force rate actions in the current year.

•	Our life insurance business decreased $4 million primarily related to our term life insurance products driven primarily by higher ceded reinsurance in the current year.

Net investment income

•	Our long-term care insurance business increased $23 million largely from higher average invested assets due to growth of our in-force block, favorable prepayment speed adjustments on structured securities and higher gains of $3 million from bond calls and mortgage loan prepayments, partially offset by lower reinvestment yields and an $8 million favorable correction to investment amortization for preferred stock in the prior year that did not recur.

•	Our fixed annuities business decreased $11 million largely due to lower reinvestment yields and lower gains of $3 million from limited partnerships, partially offset by higher average invested assets in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment gains in our long-term care insurance business increased $3 million predominantly from derivative gains, partially offset by net investment losses from the sale of investment securities.

•	Net investment gains in our life insurance business increased $2 million predominantly from higher net investment gains from the sale of investment securities.

•	In the current year, net investment losses of $10 million in our fixed annuities business were principally related to losses on embedded derivatives related to our fixed indexed annuities and net investment losses from the sale of investment securities, partially offset by derivative gains. Net investment gains of $2 million in the prior year were primarily related to derivative gains, partially offset by losses on embedded derivatives related to our fixed indexed annuities.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business largely related to our universal life insurance products driven by less unfavorable mortality experience and a decrease in our in-force block in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $102 million principally from aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims. The increase was also attributable to a less favorable impact from reduced benefits related to in-force rate actions of $20 million in the current year. The current year also included net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance. These increases were partially offset by favorable mortality on existing claims.

•	Our life insurance business decreased $31 million primarily related to our term life insurance products largely from favorable mortality, higher ceded reinsurance and lower reserves on older in-force blocks in the current year.

•	Our fixed annuities business decreased $10 million largely attributable to favorable mortality in the current year.

Interest credited. The decrease in interest credited was related to our fixed annuities business driven by lower crediting rates in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business increased $4 million largely from higher lapses in our term life insurance products in the current year.

•	Our fixed annuities business decreased $6 million largely attributable to higher net investment losses in the current year.

Interest expense. Interest expense increased driven by our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves in the current year.

Provision for income taxes. The effective tax rate decreased to 35.3% for the three months ended March 31, 2015 from 37.5% for the three months ended March 31, 2014. The decrease in the effective tax rate was primarily attributable to favorable state taxes compared to the prior year and unfavorable tax adjustments recorded in the prior year.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net earned premiums:
Individual long-term care insurance	$561	$539	$22	4%
Group long-term care insurance	28	26	2	8%

Total	$589	$565	$24	4%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$10	$21	$(11)	(52)%
Group long-term care insurance	1	1	—	—%

Annualized first-year premiums and deposits	$11	$22	$(11)	(50)%

Loss ratio	72%	63%	9%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased mainly attributable to $22 million of increased premiums from in-force rate actions in the current year.

Annualized first-year premiums and deposits decreased principally from higher pricing on the product introduced in 2014 and certain distributor suspensions driven by rating agency actions in the fourth quarter of 2014.

The loss ratio increased for the three months ended March 31, 2015 largely from aging and growth of the in-force block and higher severity and frequency on new claims. The current year also included net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance. These increases were partially offset by favorable mortality on existing claims.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Term and whole life insurance
Net earned premiums	$179	$183	$(4)	(2)%
Sales	9	13	(4)	(31)%
Life insurance in-force, net of reinsurance	315,478	338,372	(22,894)	(7)%
Life insurance in-force before reinsurance	520,749	523,925	(3,176)	(1)%
Term universal life insurance
Net deposits	$66	$69	$(3)	(4)%
Life insurance in-force, net of reinsurance	127,508	131,256	(3,748)	(3)%
Life insurance in-force before reinsurance	128,498	132,294	(3,796)	(3)%
Universal life insurance
Net deposits	$141	$128	$13	10%
Sales:
Universal life insurance	4	6	(2)	(33)%
Linked-benefits	4	2	2	100%
Life insurance in-force, net of reinsurance	41,576	42,814	(1,238)	(3)%
Life insurance in-force before reinsurance	48,133	49,418	(1,285)	(3)%
Total life insurance
Net earned premiums and deposits	$386	$380	$6	2%
Sales:
Term life insurance	9	13	(4)	(31)%
Universal life insurance	4	6	(2)	(33)%
Linked-benefits	4	2	2	100%
Life insurance in-force, net of reinsurance	484,562	512,442	(27,880)	(5)%
Life insurance in-force before reinsurance	697,380	705,637	(8,257)	(1)%

Term and whole life insurance

Net earned premiums decreased primarily due to higher ceded reinsurance in the current year. Sales of our term life insurance product have decreased predominantly related to our focus on shifting to a broader portfolio of competitive universal life insurance products. The decrease in life insurance in-force was predominantly related to a reinsurance transaction in the current year.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits increased primarily related to higher production of our linked-benefits product in the current year. Our life insurance in-force decreased primarily from higher lapses of older issued policies, partially offset by an increase in deposits in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2015	2014
Single Premium Deferred Annuities
Account value, beginning of period	$12,437	$11,807
Deposits	310	496
Surrenders, benefits and product charges (1)	(352)	(313)

Net flows	(42)	183
Interest credited and investment performance (1)	82	80

Account value, end of period	$12,477	$12,070

Single Premium Immediate Annuities
Account value, beginning of period	$5,763	$5,837
Premiums and deposits	40	49
Surrenders, benefits and product charges	(211)	(215)

Net flows	(171)	(166)
Interest credited	64	68
Effect of accumulated net unrealized investment gains (losses)	69	136

Account value, end of period	$5,725	$5,875

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,078	$1,093
Surrenders, benefits and product charges	(15)	(15)

Net flows	(15)	(15)
Interest credited	14	14

Account value, net of reinsurance, end of period	$1,077	$1,092

Total premiums from fixed annuities	$10	$11

Total deposits from fixed annuities	$340	$534

(1)	Amounts for prior periods have been re-presented as a result of classification differences between surrenders, benefits and product charges and interest credited and investment performance. There was no impact on total account value, end of the period from the classification changes.

Single Premium Deferred Annuities

Account value of our single premium deferred annuities increased as deposits and interest credited and investment performance outpaced surrenders. Sales declined primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded premiums and deposits, interest credited and net unrealized investment gains. Sales declined primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

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

Corporate and Other Division

Division results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our Corporate and Other Division. See below for a discussion by segment and Corporate and Other activities.

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
International Protection segment	$—	$7	$(7)	(100)%
Runoff segment	11	12	(1)	(8)%
Corporate and Other activities	(52)	(51)	(1)	(2)%

Total net operating loss	(41)	(32)	(9)	(28)%
Adjustment to net operating loss:
Net investment gains (losses), net	5	(10)	15	150%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(36)	$(42)	$6	14%

International Protection segment

Segment results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$180	$175	$5	3%
Net investment income	22	30	(8)	(27)%
Net investment gains (losses)	—	1	(1)	(100)%
Insurance and investment product fees and other	—	1	(1)	(100)%

Total revenues	202	207	(5)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	51	46	5	11%
Acquisition and operating expenses, net of deferrals	117	109	8	7%
Amortization of deferred acquisition costs and intangibles	26	30	(4)	(13)%
Interest expense	9	15	(6)	(40)%

Total benefits and expenses	203	200	3	2%

Income before income taxes	(1)	7	(8)	(114)%
Benefit for income taxes	(1)	(1)	—	—%

Net income	—	8	(8)	(100)%
Adjustment to net income:
Net investment (gains) losses, net	—	(1)	1	100%

Net operating income	$—	$7	$(7)	(100)%

Net operating income

Net operating income decreased primarily from higher commissions and claim reserves, partially offset by higher premiums in the current year.

Revenues

Premiums increased $5 million primarily driven by an amendment to a reinsurance agreement in the second quarter of 2014 that was previously accounted for under the deposit method of accounting which increased premiums by $32 million and higher volume driven by growth. These increases were partially offset by lower premiums from our runoff clients and a favorable adjustment of $4 million in the prior year related to German premium taxes that did not recur. The three months ended March 31, 2015 included a decrease of $32 million attributable to changes in foreign exchange rates.

Net investment income decreased principally attributable to reinsurance agreements accounted for under the deposit method of accounting as certain of these arrangements were in a lower gain position in the current year. The three months ended March 31, 2015 included a decrease of $3 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily driven by $10 million related to an amendment to a reinsurance agreement in the second quarter of 2014 that was previously accounted for under the deposit method of accounting, partially offset by a decline in new claim registrations in the current year. The three months ended March 31, 2015 included a decrease of $9 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased largely from higher commissions of $22 million related to an amendment to a reinsurance agreement in the second quarter of 2014 that was previously accounted for under the deposit method of accounting. This increase was partially offset by lower profit commissions and lower operating expenses in the current year. The three months ended March 31, 2015 included a decrease of $20 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles decreased during the three months ended March 31, 2015 from a decrease of $4 million attributable to changes in foreign exchange rates.

Interest expense decreased mainly due to reinsurance arrangements accounted for under the deposit method of accounting as certain of these arrangements were in a lower loss position in the current year. The three months ended March 31, 2015 included a decrease of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 35.0% for the three months ended March 31, 2015 from (14.3)% for the three months ended March 31, 2014. The increase in effective tax rate was primarily attributable to a favorable tax adjustment in the prior year, partially offset by lower foreign income in the current year.

International Protection selected operating performance measures

The following table sets forth selected operating performance measures regarding our International Protection segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net Premiums Written:
Northern Europe	$82	$115	$(33)	(29)%
Southern Europe	100	108	(8)	(7)%
Structured Deals (1)	58	1	57	NM (2)
New Markets	6	11	(5)	(45)%

Pre-deposit accounting basis (1)	246	235	11	5%

Deposit accounting adjustments (1)	53	39	14	36%

Total	$193	$196	$(3)	(2)%

Loss ratio	28%	26%	2%

(1)	Amounts for prior period has been re-presented as a result of classification differences between pre-deposit accounting amounts and deposit accounting adjustments. There was no impact on total net premiums written from the classification changes.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums.

Net premiums written decreased during the three months ended March 31, 2015 including a decrease of $36 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net premiums written increased primarily from an amendment to a reinsurance agreement in second quarter of 2014 that was previously accounted for under the deposit method of accounting and from growth in France, Italy and Germany in the current year. These increases were partially offset by lower premiums from our runoff clients and a favorable adjustment related to German premium taxes in the prior year that did not recur.

The loss ratio increased driven mainly by an amendment to a reinsurance agreement in second quarter of 2014 that was previously accounted for under the deposit method of accounting, which impacted both benefits and premiums. The increase was also driven by a decrease in premiums from our runoff clients and a favorable adjustment related to German premium taxes in the prior year, partially offset by higher premium volume driven by growth.

Runoff segment

Segment results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$—	$1	$(1)	(100)%
Net investment income	31	32	(1)	(3)%
Net investment gains (losses)	(6)	(13)	7	54%
Insurance and investment product fees and other	49	53	(4)	(8)%

Total revenues	74	73	1	1%

Benefits and expenses:
Benefits and other changes in policy reserves	7	8	(1)	(13)%
Interest credited	30	29	1	3%
Acquisition and operating expenses, net of deferrals	19	20	(1)	(5)%
Amortization of deferred acquisition costs and intangibles	5	11	(6)	(55)%

Total benefits and expenses	61	68	(7)	(10)%

Income before income taxes	13	5	8	160%
Provision for income taxes	3	—	3	NM (1)

Net income	10	5	5	100%
Adjustment to net income:
Net investment (gains) losses, net	1	7	(6)	(86)%

Net operating income	$11	$12	$(1)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased marginally as less favorable taxes were mostly offset by favorable equity market performance in the current year.

Revenues

The net investment losses decreased primarily related to lower net losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year. The decrease was also attributable to net investment gains from the sale of investment securities in the current year compared to net investment losses in the prior year, partially offset by lower derivative gains in the current year.

Insurance and investment product fees and other decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Amortization of deferred acquisition costs and intangibles related to our variable annuity products decreased principally from favorable equity market performance in the current year.

Provision for income taxes. The effective tax rate increased to 26.0% for the three months ended March 31, 2015 from zero for the three months ended March 31, 2014. The increase in the effective tax rate was primarily driven by a change in valuation allowance in the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2015	2014
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$5,666	$6,061
Deposits	9	16
Surrenders, benefits and product charges	(190)	(198)

Net flows	(181)	(182)
Interest credited and investment performance	110	111

Account value, end of period	$5,595	$5,990

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,455	$1,643
Deposits	2	3
Surrenders, benefits and product charges	(75)	(78)

Net flows	(73)	(75)
Interest credited and investment performance	40	30

Account value, net of reinsurance, end of period	$1,422	$1,598

Variable Life Insurance
Account value, beginning of period	$313	$316
Deposits	2	2
Surrenders, benefits and product charges	(8)	(11)

Net flows	(6)	(9)
Interest credited and investment performance	9	6

Account value, end of period	$316	$313

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased primarily related to surrenders outpacing favorable equity market performance and interest credited. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2015	2014
GICs, FABNs and Funding Agreements
Account value, beginning of period	$493	$896
Surrenders and benefits	(3)	(7)

Net flows	(3)	(7)
Interest credited	1	2

Account value, end of period	$491	$891

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. We consider the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Net investment income	$(6)	$(9)	$3	33%
Net investment gains (losses)	11	(5)	16	NM (1)
Insurance and investment product fees and other	(2)	—	(2)	NM (1)

Total revenues	3	(14)	17	121%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	2	6	(4)	(67)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	75	83	(8)	(10)%

Total benefits and expenses	78	90	(12)	(13)%

Loss before income taxes	(75)	(104)	29	28%
Provision (benefit) for income taxes	(29)	(49)	20	41%

Net loss	(46)	(55)	9	16%
Adjustment to net loss:
Net investment (gains) losses, net	(6)	4	(10)	NM (1)

Net operating loss	$(52)	$(51)	$(1)	(2)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss increased slightly as lower tax benefits were mostly offset by lower interest expense and higher allocated expenses in the current year.

Revenues

Net investment income increased primarily from higher average invested assets in the current year.

We had net investment gains in the current year mainly from derivative gains and gains from the sale of investment securities. We had net investment losses in the prior year from losses from derivative losses, partially offset by gains from the sale of investment securities.

Insurance and investment product fees and other decreased as a result of losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased primarily attributable to lower net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the repayment of $485 million of senior notes in June 2014.

The income tax benefit decreased primarily attributable to additional tax expense required to offset tax benefits reported by our operating segments and stock-based compensation, partially offset by higher taxed foreign income allocated to our operating segments in the current year.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
(Amounts in millions)	2015		2014		2015 vs. 2014
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.5%	$639	4.6%	$648	(0.1)%	$(9)
Fixed maturity securities—non-taxable	3.5%	3	3.7%	3	(0.2)%	—
Commercial mortgage loans	5.6%	85	5.6%	83	—%	2
Restricted commercial mortgage loans related to securitization entities	8.2%	4	7.0%	4	1.2%	—
Equity securities	6.0%	4	5.1%	4	0.9%	—
Other invested assets (1)	48.7%	55	36.5%	50	12.2%	5
Restricted other invested assets related to securitization entities	1.0%	1	1.0%	1	—%	—
Policy loans	8.8%	33	8.6%	31	0.2%	2
Cash, cash equivalents and short-term investments	0.2%	3	0.4%	5	(0.2)%	(2)

Gross investment income before expenses and fees	4.6%	827	4.7%	829	(0.1)%	(2)
Expenses and fees	(0.1)%	(24)	(0.1)%	(24)	—%	—

Net investment income	4.5%	$803	4.6%	$805	(0.1)%	$(2)

Average invested assets and cash		$71,126		$69,739		$1,387

(1)	Included in other invested assets was $15 million and $21 million of net investment income related to reinsurance arrangements accounted for under the deposit method during the three months ended March 31, 2015 and 2014, respectively.

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

For the three months ended March 31, 2015, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year. The three months ended March 31, 2015 included a decrease of $10 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2015	2014
Available-for-sale securities:
Realized gains	$15	$7
Realized losses	(12)	(23)

Net realized gains (losses) on available-for-sale securities	3	(16)

Impairments:
Total other-than-temporary impairments	(3)	(1)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(3)	(1)

Trading securities	6	12
Commercial mortgage loans	2	3
Net gains (losses) related to securitization entities	8	6
Derivative instruments	(32)	(21)

Net investment gains (losses)	$(16)	$(17)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

•	We recorded net other-than-temporary impairments of $3 million and $1 million during the three months ended March 31, 2015 and 2014, respectively, related to commercial mortgage loans.

•	Net investment losses related to derivatives of $32 million during the three months ended March 31, 2015 were primarily associated with losses related to derivatives used to hedge foreign currency risk associated with assets held. In addition, there were GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded net gains of $3 million related to the sale of available-for-sale securities during the three months ended March 31, 2015 compared to net losses of $16 million during the three months ended March 31, 2014. We also recorded $6 million of lower net gains related to trading securities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$47,046	59%	$46,636	60%
Private	15,896	20	15,811	20
Commercial mortgage loans	6,149	8	6,100	8
Other invested assets	2,723	3	2,296	3
Policy loans	1,506	2	1,501	2
Restricted other invested assets related to securitization entities	411	1	411	1
Equity securities, available-for-sale	306	—	282	—
Restricted commercial mortgage loans related to securitization entities	188	—	201	—
Cash and cash equivalents	5,158	7	4,918	6

Total cash, cash equivalents and invested assets	$79,383	100%	$78,156	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2015, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4,985	$1,147	$—	$—	$—	$6,132
Tax-exempt (1)	348	29	—	(16)	—	361
Government—non-U.S. (2)	1,829	180	—	(1)	—	2,008
U.S. corporate (2), (3)	24,526	3,395	22	(43)	—	27,900
Corporate—non-U.S. (2)	13,791	1,177	1	(83)	—	14,886
Residential mortgage-backed (4)	4,746	414	15	(11)	(1)	5,163
Commercial mortgage-backed	2,508	180	5	(3)	—	2,690
Other asset-backed (4)	3,813	29	1	(41)	—	3,802

Total fixed maturity securities	56,546	6,551	44	(198)	(1)	62,942
Equity securities	280	29	—	(3)	—	306

Total available-for-sale securities	$56,826	$6,580	$44	$(201)	$(1)	$63,248

(1)	Fair value included municipal bonds of $281 million related to special revenue bonds and $80 million related to general obligation bonds.
(2)	Fair value included European periphery exposure of $401 million in Ireland, $192 million in Spain, $146 million in Italy and $16 million in Portugal.
(3)	Fair value included municipal bonds of $1,388 million related to special revenue bonds and $591 million related to general obligation bonds.
(4)	Fair value included $83 million collateralized by Alt-A residential mortgage loans and $52 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $495 million principally from higher net unrealized gains attributable to changes in interest rates in the current year and as purchases exceeded sales and maturities.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $17 million and $21 million as of March 31, 2015 and December 31, 2014, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities and trading bonds in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the three months ended March 31, 2015, our exposure to the peripheral European countries increased by $155 million to $755 million with unrealized gains of $75 million. Our exposure as of March 31, 2015 was diversified with direct exposure to local economies of $238 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $85 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $432 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$681	377	36%	$—	—
2005	808	209	50%	—	—
2006	769	207	57%	2	1
2007	633	144	61%	—	—
2008	226	51	62%	6	1
2009	—	—	—%	—	—
2010	112	52	44%	—	—
2011	259	52	55%	—	—
2012	643	94	60%	—	—
2013	839	138	63%	—	—
2014	954	150	68%	—	—
2015	246	31	71%	—	—

Total	$6,170	1,505	58%	$8	2

(1)	Represents weighted-average loan-to-value as of March 31, 2015.

	December 31, 2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$722	393	37%	$—	—
2005	875	225	53%	—	—
2006	802	215	59%	2	1
2007	664	148	68%	—	—
2008	230	51	63%	6	1
2009	—	—	—%	—	—
2010	115	54	44%	—	—
2011	264	53	56%	—	—
2012	647	94	60%	—	—
2013	845	138	64%	—	—
2014	959	150	69%	—	—

Total	$6,123	1,521	59%	$8	2

(1)	Represents weighted-average loan-to-value as of December 31, 2014.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,484	54%	$1,132	49%
Short-term investments	412	15	300	13
Securities lending collateral	323	12	289	13
Trading securities	218	8	241	10
Limited partnerships	215	8	252	11
Other investments	71	3	82	4

Total other invested assets	$2,723	100%	$2,296	100%

Our investments in derivatives increased primarily attributable to changes in the long-term interest rate environment in the current year. Short-term investments increased from higher net purchases in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	March 31, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(6)	$11,955
Inflation indexed swaps	Notional	571	1	(10)	562
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	1	(16)	12,552

Total derivatives designated as hedges		12,567	1	(16)	12,552

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	250	(392)	4,932
Interest rate swaps related to securitization entities	Notional	77	—	(4)	73
Credit default swaps	Notional	394	—	—	394
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	994	212	(201)	1,005
Financial futures	Notional	1,331	1,465	(1,433)	1,363
Equity return swaps	Notional	108	127	(103)	132
Foreign currency swaps	Notional	104	4	—	108
Other foreign currency contracts	Notional	425	104	(129)	400

Total derivatives not designated as hedges		8,819	2,162	(2,262)	8,719

Total derivatives		$21,386	$2,163	$(2,278)	$21,271

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	March 31, 2015
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(784)	38,231
Fixed index annuity embedded derivatives	Policies	13,901	1,179	(82)	14,998
Indexed universal life embedded derivatives	Policies	421	127	(2)	546

The decrease in the notional value of derivatives was primarily attributable to our non-qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales in the current year.

Consolidated Balance Sheets

Total assets. Total assets increased $973 million from $111,358 million as of December 31, 2014 to $112,331 million as of March 31, 2015.

•	Cash, cash equivalents and invested assets increased $1,227 million primarily from an increase of $987 million in invested assets and $240 million in cash and cash equivalents. Our fixed maturity securities portfolio increased $495 million principally attributable to higher unrealized gains attributable to changes in interest rates in the current year and as purchases exceeded sales and maturities. Other invested assets increased $427 million primarily driven by an increase in derivatives largely attributable to changes in the long-term interest rate environment and net purchases of short-term investments in the current year.

•	Deferred acquisition costs decreased $124 million primarily from lower production in the current year.

•	Separate account assets decreased $144 million as death and surrender benefits exceeded favorable market performance in the current year.

Total liabilities. Total liabilities increased $689 million from $94,561 million as of December 31, 2014 to $95,250 million as of March 31, 2015.

•	Our future policy benefits increased $573 million primarily driven by an increase in our long-term care insurance business from the aging and growth of the in-force block.

•	Our unearned premiums decreased $255 million primarily driven by our international mortgage insurance business largely attributable to changes in foreign exchange rates in the current year.

•	Other liabilities increased $295 million mainly related to an increase in derivatives in the current year.

•	Deferred tax liability increased $195 million primarily from an increase in unrealized net investment gains in the current year.

•	Separate account liabilities decreased $144 million as death and surrender benefits exceeded favorable market performance in the current year.

Total stockholders’ equity. Total stockholders’ equity increased $284 million from $16,797 million as of December 31, 2014 to $17,081 million as of March 31, 2015.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $154 million in the current year.

•	Accumulated other comprehensive income (loss) increased $246 million predominantly attributable to higher net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment in the current year. These increases were partially offset by decreases in foreign currency translation related to the continued strengthening of the U.S. dollar in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2015	2014
Net cash from operating activities	$624	$61
Net cash from investing activities	(366)	(204)
Net cash from financing activities	35	269

Net decrease in cash before foreign exchange effect	$293	$126

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. We had higher cash inflows from operating activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 mainly from cash collateral received from counterparties primarily as a result of the change in the derivative and lower tax payments in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. We had higher cash outflows from investing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily from net purchases of short-term investments in the current year compared to net maturities and sales of short-term investments in the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had lower cash inflows from financing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily from lower deposits to our investment contracts and from cash dividends paid to noncontrolling interests related to our Australian mortgage insurance business during the current year.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the applicable securities loaned. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of March 31, 2015 and December 31, 2014, the fair value of securities loaned under our securities lending program in the United States was $323 million and $288 million, respectively. As of March 31, 2015 and December 31, 2014, the fair value of collateral held under our securities lending program in the United States was $323 million and $289 million, respectively, and the offsetting obligation to return collateral of $334 million and $299 million, respectively, was included in other liabilities in our consolidated balance sheets. We did not have any non-cash collateral provided by the borrower in our securities lending program in the United States as of March 31, 2015 and December 31, 2014.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral as cash collateral is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by S&P. As of March 31, 2015 and December 31, 2014, the fair value of securities loaned under our securities lending program in Canada was $345 million and $371 million, respectively.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty and us against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2015 and December 31, 2014, the fair value of securities pledged under the repurchase program was $531 million and $592 million, respectively, and the repurchase obligation of $503 million and $553 million, respectively, was included in other liabilities in our consolidated balance sheets.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt and equity securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our operating businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to reduce our indebtedness over time through repurchases, redemptions and/or repayments at maturity.

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

Genworth Holdings had $820 million and $953 million of cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, cash and cash equivalents of Genworth Holdings included $70 million of restricted cash. Genworth Holdings also held $250 million and $150 million in U.S. government securities as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, we received dividends from our international subsidiaries of $132 million. We also made capital contributions to one of our life subsidiaries of $25 million during the three months ended March 31, 2015.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain long-term care insurance and life insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2015, our total cash, cash equivalents and invested assets were $79.4 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2015.

As disclosed on April 17, 2015, we estimate our U.S. mortgage insurance business will require additional capital of $500 million to $700 million to be fully compliant with the final PMIERs by the effective date of December 31, 2015. We intend to take the necessary steps so that our U.S. mortgage insurance business will comply with the final PMIERs by the effective date. The outcome of the review of our strategic options and the implementation of any decisions based on the review, in combination with our assessment of reinsurance cost and capacity, among other things, will determine the mix of reinsurance and holding company cash we will use to meet the capital requirements of the final PMIERs.

In April 2015, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time over the next 12 months, up to an aggregate of 4.7 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

In April 2015, we received regulatory approval for the potential issuance of up to AUD$250 million of subordinated notes from our Australian mortgage insurance business. A decision to issue these notes has not yet been made and will be subject to business and market conditions.

Capital resources and financing activities

We believe existing cash held at Genworth Holdings combined with dividends from subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries and proceeds from borrowings or securities issuances will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We manage liquidity at Genworth Holdings to maintain a minimum balance one and one-half times expected annual debt interest payments plus the additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows. We will evaluate the target level of the excess amount as circumstances warrant. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business.

Contractual obligations and commercial commitments

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2014 Annual Report on Form 10-K filed on March 2, 2015.

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2015 or 2014.

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our consolidated financial statements under “Item 1—Financial Statements.”

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

During the first quarter of 2015, there was little change in the credit spreads for most fixed-income asset classes and U.S. Treasury yields remained at historically low levels. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the first quarter of 2015, the U.S. dollar strengthened against currencies in Australia, Canada and the United Kingdom, as well as the Euro. The overall strengthening of the U.S. dollar in the first quarter of 2015 generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely as a result of a material weakness in our internal control over financial reporting as disclosed in our 2014 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2014 was also present as of March 31, 2015 as we are working to implement enhanced control procedures and plan to complete them during 2015.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our 2014 Annual Report on Form 10-K, we did not have adequate controls designed and in place to ensure that we correctly implemented changes made to one of our methodologies as part of our comprehensive long-term care insurance claim reserves review completed in the third quarter of 2014.

Remediation Status

We are currently working to remediate this material weakness and have created a project team to lead the remediation efforts. To date, we have developed a detailed timeline and project plan for remediation and we have already separated our actuarial team responsibilities to provide that, beginning in the second quarter of 2015, one team develops and implements all significant assumption and methodology changes to our long-term care insurance claim reserves while another team determines the nature and scope of the review required as a result of the changes, and then executes the review process. In addition, we have begun re-designing the “review control” over the implementation of assumption and methodology changes to our claim reserves to include testing of our claim reserves calculation, on an individual claim basis, from the point at which the claim record is included in our policy administration system through the point at which our reserve is reported in our consolidated financial statements. These control enhancements are intended to ensure that assumption and methodology changes to our long-term care insurance claim reserves function as intended.

We believe these measures will remediate the control deficiency identified above and will strengthen our internal control over financial reporting for the calculation of our long-term care insurance claim reserves. We are working to implement these enhanced control procedures and plan to complete them during 2015. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2015

During the three months ended March 31, 2015, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 7 in our consolidated financial statements under “Part I—Financial Information—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2014 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2015.

We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.

In connection with the release of our results for the fourth quarter of 2014, we announced that we are conducting a thorough review of our portfolio exploring all options to maximize long-term stockholder value. We continue to make progress on our review of strategic options in order to position us for the future and are actively engaged in three areas: (1) strengthening our mortgage insurance businesses and the capital, earnings and sales of our long-term care insurance business; (2) simplifying our business portfolio with a focus on our life insurance and annuity businesses and our Australian mortgage insurance business; and (3) increasing our financial strength and flexibility through initiatives such as a multi-step restructuring plan targeting cash savings in excess of $100 million over the next two years as well as reducing holding company debt levels. In addition, we continue to pursue the planned sale of our lifestyle protection insurance business, which had previously been designated as a non-core business for us. We expect to realize a significant loss on any sale of our lifestyle protection insurance business given its current book value. We cannot be sure we will be able to successfully develop and execute these strategic plans to effectively address our current business challenges (including with respect to our long-term care insurance business, ratings and capital), including as a result of: (a) our failure to attract buyers for our lifestyle protection insurance business and any other businesses or other assets we may seek to sell, or securities we may seek to issue (if any), in each case, in a timely manner on anticipated, or otherwise acceptable terms; (b) our inability to generate required capital; (c) our failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents or anticipated credit or financial strength ratings; (d) our challenges changing or being more costly or difficult to successfully address than we currently anticipate or the benefits achieved being less than we anticipate; (e) our inability to achieve anticipated cost-savings; and (f) adverse tax or accounting charges. In addition, even if we are successful in developing and executing our strategic plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as losses on sale).

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

In addition, we intend to support the increased capital needs of our U.S. mortgage insurance business resulting from the final PMIERs. To address the increased capital needs of our U.S. mortgage insurance business, we intend to utilize reinsurance transactions, together with cash available at the holding company. The outcome of our review of strategic options that we are currently undergoing and the implementation of any decisions based on the review, in combination with our assessment of reinsurance cost and capacity, among other factors, will determine the mix of reinsurance and holding company cash we will use to meet the final PMIERs. The implementation of reinsurance transactions depends on market conditions, third-party approvals or other actions (including approval by regulators), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. For a discussion of risks related to our strategic plans, see “—We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.” For a discussion of factors affecting our estimate of the amount of additional capital that will be required to meet the final PMIERs and operate our business and our ability to utilize reinsurance or similar transactions to satisfy these capital requirements, see “—If we are unable to meet the capital requirements mandated by the PMIERs because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

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

Following the release of our results for each of the third quarter of 2014 (including the increase of our long-term care insurance claim reserves) and the fourth quarter of 2014 (including the increase of our long-term care insurance reserves as a result of loss recognition testing), rating agencies took a variety of adverse ratings actions with respect to Genworth Holdings. On November 6, 2014, Moody’s Investors Service, Inc. (“Moody’s) announced, among other things, that it has placed the credit ratings of Genworth Holdings on review for downgrade. On February 11, 2015, Moody’s announced, among other things, that it had downgraded the credit ratings of Genworth Holdings to “Ba1” from “Baa3.” This action concluded the review for downgrade of Genworth Holding’s credit ratings initiated on November 6, 2014. On November 6, 2014, S&P announced, among other things, that it had lowered the issuer credit and senior unsecured debt ratings of Genworth Holdings to “BB+” from “BBB-” with a negative outlook. On February 18, 2015, S&P announced, among other things, that it that it had lowered the issuer credit and senior unsecured debt ratings on Genworth Holdings to “BB-” from “BB+” with a negative outlook. In December 2014, A.M. Best Company, Inc. (“A.M. Best”) also placed Genworth Holdings issuer credit rating and existing debt ratings under review with negative credit implications. On February 13, 2015, A.M. Best announced that it downgraded the Genworth Holdings issuer credit rating and existing debt ratings to “bbb-” from “bbb.” The rating agencies also took a variety of adverse ratings actions with respect to the financial strength ratings of certain of our insurance subsidiaries after the announcement of our results for both the third and fourth quarters of 2014.

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

Following the adverse rating actions after the announcement of our results for the third and fourth quarters of 2014, several distributors suspended distribution related to our U.S. Life Insurance Division’s products. Those distributors represented, in aggregate, approximately 30%, 20% and 11%, respectively, of sales of our annuities, linked-benefits and long-term care insurance products for the year ended December 31, 2014. We expect we will continue to be adversely impacted by recent rating actions. Any further adverse ratings announcements or actions likely would have, or intensify, the adverse impact of the direct or indirect effects discussed above (among others), all of which could have a material adverse impact on our results of operations, financial condition and business.

In addition, the GSEs require maintenance of a financial strength rating by at least two out of three listed rating agencies (S&P, Fitch Ratings and Moody’s) of at least “AA-”/“Aa3” (as applicable) under the GSE MI Eligibility Standards. These MI Eligibility Standards provide that if these requirements are not met additional limitations or requirements may be imposed in the case of Fannie Mae or will be imposed in the case of Freddie Mac for eligibility to insure loans purchased by the GSEs. Currently, we do not meet the ratings requirements of the GSE MI Eligibility Standards. In February 2008, the GSEs temporarily suspended their ratings requirements for top tier mortgage insurers, subject to submission of an acceptable remediation plan. We have submitted remediation plans to both GSEs. On April 17, 2015, the GSEs in conjunction with FHFA publicly released the final PMIERs with an effective date of December 31, 2015. Eligible mortgage insurers will be required to meet the financial and other standards established by the final PMIERs including obtaining a rating from a rating agency approved by the respective GSE. This ratings change under the final PMIERs will replace the existing ratings requirements of the GSE MI Eligibility Standards. Prior to the effective date of the final PMIERs and any transition period we may avail ourselves of, as a condition to us being eligible to continue to insure mortgage loans sold to Fannie Mae, Fannie Mae has imposed additional restrictions on us in addition to the existing MI Eligibility Standards. See “Item 1—Business—Regulation—Mortgage Insurance Regulation” in our 2014 Annual Report on Form 10-K for additional information. We cannot be sure those limitations will not have a material adverse impact on our results of operations, financial condition and business. Our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer, would have a materially adverse effect on our results of operations and financial condition.

If we are unable to meet the capital requirements mandated by the PMIERs because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

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

The GSEs publicly released the final PMIERs on April 17, 2015 with an effective date of December 31, 2015. The amount of additional capital that will be required to meet the Minimum Required Assets, as defined in the final PMIERs, and operate our business is dependent upon, among other things: (i) the way the PMIERs are applied and interpreted by the GSEs and FHFA as and after they are implemented; (ii) the future performance of the U.S. housing market; (iii) our generating and having expected U.S. mortgage insurance business earnings, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; (iv) our ability to complete, in a timely manner, certain internal restructuring steps within our U.S. mortgage insurance business, some of which require GSE and/or regulatory approvals; and (v) our projected overall financial performance, capital and liquidity levels being as anticipated. As a result, the amount of capital required for our U.S. mortgage insurance business may be higher than currently anticipated, which would increase the associated risks. In the absence of a premium increase, the more capital we hold relative to insured loans, the lower our returns will be. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition.

Our ability to meet the additional capital requirements is subject to the foregoing factors and also dependent upon, among other things: (i) our ability to complete reinsurance transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators), and other factors which are outside of our control; (ii) our ability to successfully develop and execute strategic options currently under review and the timing and terms of implementation, which may be subject to market conditions, third-party approvals (including approval by regulators) and other actions and factors that are outside of our control; (iii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the additional capital requirements that are not satisfied through reinsurance transactions; and (iv) the approval by the GSEs of our application to meet the financial requirements by the conclusion of the transition period, if such application is pursued by us. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could materially adversely impact our business, shareholders and debtholders.

Although we believe we will be able to increase the capital of our U.S. mortgage insurance business as required on or before the effective date so that we will continue to be an eligible mortgage insurer after the final PMIERs are fully effective, there can be no assurance this will be the case. If we are unable to meet the capital requirements mandated by the PMIERs upon their becoming fully effective because the capital requirements are higher than we currently anticipate or otherwise or we determine not to or are unable to generate or utilize additional sources of capital to meet them, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Item 6.	Exhibits

Number	Description

10.1	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: April 29, 2015

	By:	/s/ Kelly L. Groh
Kelly L. Groh
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)