Form 10-Q
period 2015-06-30
GENWORTH FINANCIAL INC
filed 2015-08-05
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 497,419,100 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,568	$61,276
Equity securities available-for-sale, at fair value	299	275
Commercial mortgage loans	6,175	6,100
Restricted commercial mortgage loans related to securitization entities	181	201
Policy loans	1,584	1,501
Other invested assets	2,191	2,244
Restricted other invested assets related to securitization entities, at fair value	410	411

Total investments	71,408	72,008
Cash and cash equivalents	4,100	4,716
Accrued investment income	615	664
Deferred acquisition costs	4,896	4,849
Intangible assets	286	250
Goodwill	15	16
Reinsurance recoverable	17,297	17,314
Other assets	625	524
Separate account assets	8,702	9,208
Assets held for sale related to discontinued operations	1,220	1,809

Total assets	$109,164	$111,358

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$36,298	$35,915
Policyholder account balances	25,987	26,032
Liability for policy and contract claims	7,990	7,937
Unearned premiums	3,431	3,547
Other liabilities ($34 and $45 of other liabilities are related to securitization entities)	3,136	3,282
Borrowings related to securitization entities ($84 and $85 are at fair value)	199	219
Non-recourse funding obligations	1,967	1,996
Long-term borrowings	4,607	4,639
Deferred tax liability	258	858
Separate account liabilities	8,702	9,208
Liabilities held for sale related to discontinued operations	862	928

Total liabilities	93,437	94,561

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 586 million and 585 million shares issued as of June 30, 2015 and December 31, 2014, respectively; 497 million shares outstanding as of June 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	11,940	11,997

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,606	2,431
Net unrealized gains (losses) on other-than-temporarily impaired securities	22	22

Net unrealized investment gains (losses)	1,628	2,453

Derivatives qualifying as hedges	1,913	2,070
Foreign currency translation and other adjustments	(232)	(77)

Total accumulated other comprehensive income (loss)	3,309	4,446
Retained earnings	1,140	1,179
Treasury stock, at cost (88 million shares as of June 30, 2015 and December 31, 2014)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,690	14,923
Noncontrolling interests	2,037	1,874

Total stockholders’ equity	15,727	16,797

Total liabilities and stockholders’ equity	$109,164	$111,358

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Premiums	$1,134	$1,144	$2,277	$2,276
Net investment income	793	791	1,574	1,567
Net investment gains (losses)	8	34	(8)	16
Insurance and investment product fees and other	222	225	449	451

Total revenues	2,157	2,194	4,292	4,310

Benefits and expenses:
Benefits and other changes in policy reserves	1,232	1,200	2,424	2,348
Interest credited	181	184	361	367
Acquisition and operating expenses, net of deferrals	295	282	562	555
Amortization of deferred acquisition costs and intangibles	101	108	196	212
Interest expense	103	112	210	223

Total benefits and expenses	1,912	1,886	3,753	3,705

Income from continuing operations before income taxes	245	308	539	605
Provision for income taxes	70	84	161	171

Income from continuing operations	175	224	378	434
Income (loss) from discontinued operations, net of taxes	(314)	4	(313)	13

Net income (loss)	(139)	228	65	447
Less: net income attributable to noncontrolling interests	54	52	104	87

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$176	$(39)	$360

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.24	$0.35	$0.55	$0.70

Diluted	$0.24	$0.34	$0.55	$0.69

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.39)	$0.35	$(0.08)	$0.73

Diluted	$(0.39)	$0.35	$(0.08)	$0.72

Weighted-average common shares outstanding:
Basic	497.4	496.6	497.2	496.2

Diluted	499.3	503.6	499.1	503.2

Supplemental disclosures:
Total other-than-temporary impairments	$—	$(2)	$(3)	$(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(2)	(3)	(3)
Other investments gains (losses)	8	36	(5)	19

Total net investment gains (losses)	$8	$34	$(8)	$16

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(139)	$228	$65	$447

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,138)	533	(815)	1,239
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	1	—	7
Derivatives qualifying as hedges	(334)	114	(157)	333
Foreign currency translation and other adjustments	53	148	(317)	127

Total other comprehensive income (loss)	(1,421)	796	(1,289)	1,706

Total comprehensive income (loss)	(1,560)	1,024	(1,224)	2,153
Less: comprehensive income (loss) attributable to noncontrolling interests	40	113	(24)	117

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,600)	$911	$(1,200)	$2,036

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Additional sale of subsidiary shares to noncontrolling interests	—	(65)	24	—	—	(41)	267	226
Repurchase of subsidiary shares	—	—	—	—	—	—	(17)	(17)
Comprehensive income (loss):
Net income (loss)	—	—	—	(39)	—	(39)	104	65
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(811)	—	—	(811)	(4)	(815)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	—	—	—	—	—	—
Derivatives qualifying as hedges	—	—	(157)	—	—	(157)	—	(157)
Foreign currency translation and other adjustments	—	—	(193)	—	—	(193)	(124)	(317)

Total comprehensive income (loss)						(1,200)	(24)	(1,224)
Dividends to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Stock-based compensation expense and exercises and other	—	8	—	—	—	8	3	11

Balances as of June 30, 2015	$1	$11,940	$3,309	$1,140	$(2,700)	$13,690	$2,037	$15,727

Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

Initial sale of subsidiary shares to noncontrolling interests	—	(145)	(57)	—	—	(202)	713	511
Comprehensive income (loss):
Net income	—	—	—	360	—	360	87	447
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,217	—	—	1,217	22	1,239
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	7	—	—	7	—	7
Derivatives qualifying as hedges	—	—	333	—	—	333	—	333
Foreign currency translation and other adjustments	—	—	119	—	—	119	8	127

Total comprehensive income (loss)						2,036	117	2,153
Dividends to noncontrolling interests	—	—	—	—	—	—	(27)	(27)
Stock-based compensation expense and exercises and other	—	4	—	—	—	4	3	7

Balances as of June 30, 2014	$1	$11,986	$4,161	$2,783	$(2,700)	$16,231	$2,033	$18,264

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$65	$447
Less (income) loss from discontinued operations, net of taxes	313	(13)
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(49)	(76)
Net investment losses (gains)	8	(16)
Charges assessed to policyholders	(393)	(376)
Acquisition costs deferred	(155)	(183)
Amortization of deferred acquisition costs and intangibles	196	212
Deferred income taxes	103	42
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(193)	79
Stock-based compensation expense	8	14
Change in certain assets and liabilities:
Accrued investment income and other assets	(51)	(65)
Insurance reserves	866	793
Current tax liabilities	(91)	(182)
Other liabilities, policy and contract claims and other policy-related balances	(97)	(100)
Cash from operating activities—discontinued operations	(19)	2

Net cash from operating activities	511	578

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,395	2,479
Commercial mortgage loans	436	262
Restricted commercial mortgage loans related to securitization entities	21	17
Proceeds from sales of investments:
Fixed maturity and equity securities	821	1,180
Purchases and originations of investments:
Fixed maturity and equity securities	(4,397)	(4,715)
Commercial mortgage loans	(514)	(347)
Other invested assets, net	(39)	190
Policy loans, net	3	4
Cash from investing activities—discontinued operations	13	(8)

Net cash from investing activities	(1,261)	(938)

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,142	1,548
Withdrawals from universal life and investment contracts	(1,079)	(1,270)
Redemption of non-recourse funding obligations	(30)	(14)
Proceeds from issuance of long-term debt	—	144
Repayment and repurchase of long-term debt	—	(621)
Repayment of borrowings related to securitization entities	(19)	(17)
Proceeds from sale of subsidiary shares to noncontrolling interests	226	519
Repurchase of subsidiary shares	(17)	—
Dividends paid to noncontrolling interests	(66)	(27)
Other, net	9	(19)
Cash from financing activities—discontinued operations	(39)	(13)

Net cash from financing activities	127	230

Effect of exchange rate changes on cash and cash equivalents (includes $(3) and $2 related to discontinued operations	(41)	54

Net change in cash and cash equivalents	(664)	(76)
Cash and cash equivalents at beginning of period	4,918	4,214

Cash and cash equivalents at end of period	4,254	4,138
Less cash and cash equivalents of discontinued operations at end of period	154	254

Cash and cash equivalents of continuing operations at end of period	$4,100	$3,884

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

References to “Genworth,” the “Company,” “we” or “our” in the accompanying condensed consolidated financial statements and these notes thereto are, unless the context otherwise requires, to Genworth Financial on a consolidated basis.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2015, our Board of Directors approved a transaction to sell our lifestyle protection insurance business, which had previously been designated as a non-core business. Because the business is available for immediate sale and the sale is anticipated to occur during the next 12 months and certain other criteria were met, the held-for-sale criteria was satisfied during the second quarter of 2015. As a result, we recorded an estimated loss to reduce the carrying value of the business to the fair value less pension settlement costs and closing costs. Our lifestyle protection insurance business, previously the only business in the International Protection segment, has been reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 12 for additional information.

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

We have revised our condensed consolidated statement of cash flows previously reported in our Quarterly Report on Form 10-Q for the six months ended June 30, 2014 to reflect a correction related to the calculation of the change in reinsurance recoverable that impacted the lines “insurance reserves” and “other liabilities, policy and contract claims and other policy-related balances.” As a result, the change in insurance reserves decreased by $311 million and the change in other liabilities, policy and contract claims and other policy-related balances increased by $311 million. The revisions had no impact on net cash flows from operating activities or the total change in cash and cash equivalents within our condensed consolidated statement of cash flows. Additionally, there was no impact on our unaudited condensed consolidated balance sheet or unaudited condensed consolidated statement of income.

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

On January 1, 2015, we adopted new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financings. The new guidance changed the accounting for repurchase-to-maturity transactions and repurchase financing such that they were consistent with secured borrowing accounting. In addition, the guidance required new disclosures for all repurchase agreements and securities

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

lending transactions which were effective beginning in the second quarter of 2015. We do not have repurchase-to-maturity transactions, but have repurchase agreements and securities lending transactions that are subject to additional disclosures. This new guidance did not have an impact on our consolidated financial statements but did impact our disclosures.

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

b) Accounting Pronouncement Not Yet Adopted

In May 2015, the Financial Accounting Standards Board (the “FASB”) issued new disclosure requirements for short-duration insurance contracts. The new guidance requires additional disclosures on short-duration policy and contract claims liabilities for incurred and paid claims development, unpaid claims and claims frequency. These new disclosures will be effective for us on December 31, 2016 with early adoption permitted and will only impact our disclosures.

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for us on January 1, 2016, with early adoption permitted, and is required to be applied on a retrospective basis. We are still in the process of evaluating the impact the guidance will have on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2015	2014	2015	2014
Weighted-average shares used in basic earnings per common share calculations	497.4	496.6	497.2	496.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	1.9	7.0	1.9	7.0

Weighted-average shares used in diluted earnings per common share calculations	499.3	503.6	499.1	503.2

Income from continuing operations:
Income from continuing operations	$175	$224	$378	$434
Less: income from continuing operations attributable to noncontrolling interests	54	52	104	87

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$121	$172	$274	$347

Basic per common share	$0.24	$0.35	$0.55	$0.70

Diluted per common share	$0.24	$0.34	$0.55	$0.69

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(314)	$4	$(313)	$13
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(314)	$4	$(313)	$13

Basic per common share	$(0.63)	$0.01	$(0.63)	$0.03

Diluted per common share	$(0.63)	$0.01	$(0.63)	$0.03

Net income (loss):
Income from continuing operations	$175	$224	$378	$434
Income (loss) from discontinued operations, net of taxes	(314)	4	(313)	13

Net income (loss)	(139)	228	65	447
Less: net income attributable to noncontrolling interests	54	52	104	87

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$176	$(39)	$360

Basic per common share	$(0.39)	$0.35	$(0.08)	$0.73

Diluted per common share	$(0.39)	$0.35	$(0.08)	$0.72

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Fixed maturity securities—taxable	$645	$658	$1,277	$1,297
Fixed maturity securities—non-taxable	3	3	6	6
Commercial mortgage loans	83	81	168	164
Restricted commercial mortgage loans related to securitization entities	3	4	7	8
Equity securities	4	4	8	8
Other invested assets	37	25	77	54
Restricted other invested assets related to securitization entities	1	1	2	2
Policy loans	35	32	68	63
Cash, cash equivalents and short-term investments	4	7	7	12

Gross investment income before expenses and fees	815	815	1,620	1,614
Expenses and fees	(22)	(24)	(46)	(47)

Net investment income	$793	$791	$1,574	$1,567

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Available-for-sale securities:
Realized gains	$20	$38	$35	$44
Realized losses	(6)	(14)	(18)	(37)

Net realized gains (losses) on available-for-sale securities	14	24	17	7

Impairments:
Total other-than-temporary impairments	—	(2)	(3)	(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(2)	(3)	(3)

Trading securities	(16)	8	(10)	20
Commercial mortgage loans	2	3	4	6
Net gains (losses) related to securitization entities	2	9	10	15
Derivative instruments (1)	6	(7)	(26)	(28)
Other	—	(1)	—	(1)

Net investment gains (losses)	$8	$34	$(8)	$16

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2015 and 2014 was $144 million and $241 million, respectively, which was approximately 96% and 94%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2015 and 2014 was $284 million and $506 million, respectively, which was approximately 94% and 93%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Beginning balance	$78	$99	$83	$101
Additions:
Other-than-temporary impairments not previously recognized	—	1	—	1
Reductions:
Securities sold, paid down or disposed	(3)	(5)	(8)	(7)

Ending balance	$75	$95	$75	$95

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2015	December 31, 2014
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,102	$5,560
Equity securities	12	32
Other invested assets	(1)	(2)

Subtotal	4,113	5,590
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,445)	(1,656)
Income taxes, net	(921)	(1,372)

Net unrealized investment gains (losses)	1,747	2,562
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	119	109

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,628	$2,453

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2015	2014
Beginning balance	$2,748	$1,624
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(2,406)	1,193
Adjustment to deferred acquisition costs	168	(96)
Adjustment to present value of future profits	70	(39)
Adjustment to sales inducements	18	(15)
Adjustment to benefit reserves	411	(200)
Provision for income taxes	608	(295)

Change in unrealized gains (losses) on investment securities	(1,131)	548
Reclassification adjustments to net investment (gains) losses, net of taxes of $5 and $8	(9)	(14)

Change in net unrealized investment gains (losses)	(1,140)	534
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(20)	30

Ending balance	$1,628	$2,128

	As of or for the six months ended June 30,
(Amounts in millions)	2015	2014
Beginning balance	$2,453	$926
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(1,463)	2,624
Adjustment to deferred acquisition costs	70	(195)
Adjustment to present value of future profits	50	(91)
Adjustment to sales inducements	3	(28)
Adjustment to benefit reserves	88	(388)
Provision for income taxes	446	(673)

Change in unrealized gains (losses) on investment securities	(806)	1,249
Reclassification adjustments to net investment (gains) losses, net of taxes of $5 and $2	(9)	(3)

Change in net unrealized investment gains (losses)	(815)	1,246
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	10	44

Ending balance	$1,628	$2,128

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,041	$729	$—	$(49)	$—	$5,721
State and political subdivision	2,259	168	—	(38)	—	2,389
Non-U.S. government	1,841	132	—	(3)	—	1,970
U.S. corporate:
Utilities	3,359	399	—	(24)	—	3,734
Energy	2,666	210	—	(26)	—	2,850
Finance and insurance	5,245	414	19	(42)	—	5,636
Consumer—non-cyclical	3,623	385	—	(26)	—	3,982
Technology and communications	2,276	147	—	(23)	—	2,400
Industrial	1,222	79	—	(19)	—	1,282
Capital goods	1,843	206	—	(12)	—	2,037
Consumer—cyclical	1,734	114	—	(14)	—	1,834
Transportation	940	88	—	(11)	—	1,017
Other	355	25	—	(1)	—	379

Total U.S. corporate	23,263	2,067	19	(198)	—	25,151

Non-U.S. corporate:
Utilities	873	44	—	(4)	—	913
Energy	1,868	136	—	(30)	—	1,974
Finance and insurance	2,738	177	1	(6)	—	2,910
Consumer—non-cyclical	782	32	—	(14)	—	800
Technology and communications	1,018	49	—	(10)	—	1,057
Industrial	1,171	49	—	(25)	—	1,195
Capital goods	629	27	—	(9)	—	647
Consumer—cyclical	588	15	—	(1)	—	602
Transportation	561	61	—	(2)	—	620
Other	2,866	223	—	(10)	—	3,079

Total non-U.S. corporate	13,094	813	1	(111)	—	13,797

Residential mortgage-backed	4,759	333	12	(18)	(1)	5,085
Commercial mortgage-backed	2,473	118	4	(13)	—	2,582
Other asset-backed	3,887	24	1	(39)	—	3,873

Total fixed maturity securities	56,617	4,384	37	(469)	(1)	60,568
Equity securities	299	8	—	(8)	—	299

Total available-for-sale securities	$56,916	$4,392	$37	$(477)	$(1)	$60,867

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
State and political subdivision	2,013	236	—	(27)	—	2,222
Non-U.S. government	1,778	144	—	(2)	—	1,920
U.S. corporate:
Utilities	3,292	577	—	(5)	—	3,864
Energy	2,498	265	—	(21)	—	2,742
Finance and insurance	5,109	537	20	(13)	—	5,653
Consumer—non-cyclical	3,489	538	—	(8)	—	4,019
Technology and communications	2,112	217	—	(4)	—	2,325
Industrial	1,195	100	—	(8)	—	1,287
Capital goods	1,748	263	—	(5)	—	2,006
Consumer—cyclical	1,750	158	—	(8)	—	1,900
Transportation	929	114	—	(4)	—	1,039
Other	370	31	—	—	—	401

Total U.S. corporate	22,492	2,800	20	(76)	—	25,236

Non-U.S. corporate:
Utilities	867	48	—	(2)	—	913
Energy	1,925	163	—	(38)	—	2,050
Finance and insurance	2,812	203	—	(3)	—	3,012
Consumer—non-cyclical	780	41	—	(9)	—	812
Technology and communications	999	71	—	(4)	—	1,066
Industrial	1,178	65	—	(18)	—	1,225
Capital goods	605	31	—	(5)	—	631
Consumer—cyclical	535	14	—	—	—	549
Transportation	525	70	—	(1)	—	594
Other	3,169	257	—	(15)	—	3,411

Total non-U.S. corporate	13,395	963	—	(95)	—	14,263

Residential mortgage-backed	4,871	362	13	(17)	(1)	5,228
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	55,854	5,666	38	(281)	(1)	61,276
Equity securities	250	32	—	(7)	—	275

Total available-for-sale securities	$56,104	$5,698	$38	$(288)	$(1)	$61,551

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2015:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$1,026	$(49)	29	$—	$—	—	$1,026	$(49)	29
State and political subdivision	554	(21)	103	160	(17)	—	714	(38)	103
Non-U.S. government	213	(3)	31	—	—	17	213	(3)	48
U.S. corporate	4,497	(170)	617	443	(28)	61	4,940	(198)	678
Non-U.S. corporate	2,181	(87)	308	260	(24)	39	2,441	(111)	347
Residential mortgage-backed	520	(9)	59	118	(10)	70	638	(19)	129
Commercial mortgage-backed	501	(11)	73	74	(2)	16	575	(13)	89
Other asset-backed	846	(3)	132	388	(36)	48	1,234	(39)	180

Subtotal, fixed maturity securities	10,338	(353)	1,352	1,443	(117)	251	11,781	(470)	1,603
Equity securities	176	(7)	63	21	(1)	3	197	(8)	66

Total for securities in an unrealized loss position	$10,514	$(360)	1,415	$1,464	$(118)	254	$11,978	$(478)	1,669

% Below cost—fixed maturity securities:
<20% Below cost	$10,306	$(343)	1,348	$1,343	$(75)	232	$11,649	$(418)	1,580
20%-50% Below cost	32	(10)	4	100	(41)	13	132	(51)	17
>50% Below cost	—	—	—	—	(1)	6	—	(1)	6

Total fixed maturity securities	10,338	(353)	1,352	1,443	(117)	251	11,781	(470)	1,603

% Below cost—equity securities:
<20% Below cost	176	(7)	63	21	(1)	3	197	(8)	66

Total equity securities	176	(7)	63	21	(1)	3	197	(8)	66

Total for securities in an unrealized loss position	$10,514	$(360)	1,415	$1,464	$(118)	254	$11,978	$(478)	1,669

Investment grade	$9,888	$(326)	1,294	$1,267	$(92)	196	$11,155	$(418)	1,490
Below investment grade (2)	626	(34)	121	197	(26)	58	823	(60)	179

Total for securities in an unrealized loss position	$10,514	$(360)	1,415	$1,464	$(118)	254	$11,978	$(478)	1,669

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2015:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$434	$(23)	63	$18	$(1)	5	$452	$(24)	68
Energy	646	(20)	91	73	(6)	11	719	(26)	102
Finance and insurance	1,033	(34)	142	110	(8)	13	1,143	(42)	155
Consumer—non-cyclical	590	(23)	76	82	(3)	11	672	(26)	87
Technology and communications	618	(23)	83	—	—	—	618	(23)	83
Industrial	298	(15)	43	48	(4)	8	346	(19)	51
Capital goods	306	(10)	42	26	(2)	4	332	(12)	46
Consumer—cyclical	375	(11)	47	64	(3)	7	439	(14)	54
Transportation	159	(10)	25	22	(1)	2	181	(11)	27
Other	38	(1)	5	—	—	—	38	(1)	5

Subtotal, U.S. corporate securities	4,497	(170)	617	443	(28)	61	4,940	(198)	678

Non-U.S. corporate:
Utilities	90	(2)	15	25	(2)	3	115	(4)	18
Energy	483	(28)	62	22	(2)	6	505	(30)	68
Finance and insurance	384	(5)	60	18	(1)	3	402	(6)	63
Consumer—non-cyclical	219	(12)	22	33	(2)	3	252	(14)	25
Technology and communications	188	(7)	27	32	(3)	5	220	(10)	32
Industrial	303	(15)	37	104	(10)	14	407	(25)	51
Capital goods	140	(6)	24	11	(3)	2	151	(9)	26
Consumer—cyclical	65	(1)	10	—	—	—	65	(1)	10
Transportation	115	(2)	15	—	—	—	115	(2)	15
Other	194	(9)	36	15	(1)	3	209	(10)	39

Subtotal, non-U.S. corporate securities	2,181	(87)	308	260	(24)	39	2,441	(111)	347

Total for corporate securities in an unrealized loss position	$6,678	$(257)	925	$703	$(52)	100	$7,381	$(309)	1,025

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to the increase in interest rates, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 3% as of June 30, 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $75 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB+” and approximately 78% of the unrealized losses were related to investment grade securities as of June 30, 2015. These unrealized losses were predominantly attributable to corporate securities and municipal securities including fixed rate securities purchased in a lower rate environment and variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 5% as of June 30, 2015. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of June 30, 2015:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivision	$8	$(4)	1%	1	$—	$—	—%	—
Non-U.S. corporate:
Industrial	4	(2)	1	1	—	—	—	—
Capital goods	7	(2)	—	1	—	—	—	—

Total non-U.S. corporate	11	(4)	1	2	—	—	—	—

Structured securities:
Other asset-backed	68	(25)	5	4	—	—	—	—

Total structured securities	68	(25)	5	4	—	—	—	—

Total	$87	$(33)	7%	7	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
Non-U.S. corporate—capital goods	$4	$(1)	—%	1	$—	$—	—%	—
Structured securities:
Residential mortgage-backed	1	(1)	—	4	—	(1)	—	6
Other asset-backed	8	(6)	1	1	—	—	—	—

Total structured securities	9	(7)	1	5	—	(1)	—	6

Total	$13	$(8)	1%	6	$—	$(1)	—%	6

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

Structured Securities

Of the $33 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, $1 million related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

While we consider the length of time each security had been in an unrealized loss position, the extent of the unrealized loss position and any significant declines in fair value subsequent to the balance sheet date in our evaluation of impairment for each of these individual securities, the primary factor in our evaluation of impairment is the expected performance for each of these securities. Our evaluation of expected performance is based on the historical performance of the associated securitization trust as well as the historical performance of the underlying collateral. Our examination of the historical performance of the securitization trust included consideration of the following factors for each class of securities issued by the trust: (i) the payment history, including failure to make scheduled payments; (ii) current payment status; (iii) current and historical outstanding balances; (iv) current levels of subordination and losses incurred to date; and (v) characteristics of the underlying collateral. Our examination of the historical performance of the underlying collateral included: (i) historical default rates, delinquency rates, voluntary and involuntary prepayments and severity of losses, including recent trends in this information; (ii) current payment status; (iii) loan to collateral value ratios, as applicable; (iv) vintage; and (v) other underlying characteristics such as current financial condition.

We use our assessment of the historical performance of both the securitization trust and the underlying collateral for each security, along with third-party sources, when available, to develop our best estimate of cash flows expected to be collected. These estimates reflect projections for future delinquencies, prepayments, defaults and losses for the assets that collateralize the securitization trust and are used to determine the expected cash flows for our security, based on the payment structure of the trust. Our projection of expected cash flows is primarily based on the expected performance of the underlying assets that collateralize the securitization trust and is not directly impacted by the rating of our security. While we consider the rating of the security as an indicator of the financial condition of the issuer, this factor does not have a significant impact on our expected cash flows for each security. In limited circumstances, our expected cash flows include expected payments from reliable financial guarantors where we believe the financial guarantor will have sufficient assets to pay claims under the financial guarantee when the cash flows from the securitization trust are not sufficient to make scheduled payments. We then discount the expected cash flows using the effective yield of each security to determine the present value of expected cash flows.

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of June 30, 2015.

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

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$75	$(1)	10	$75	$(1)	10
State and political subdivision	9	—	7	267	(27)	45	276	(27)	52
Non-U.S. government	64	(1)	15	22	(1)	4	86	(2)	19
U.S. corporate	1,646	(33)	233	1,201	(43)	174	2,847	(76)	407
Non-U.S. corporate	1,529	(67)	230	504	(28)	67	2,033	(95)	297
Residential mortgage-backed	180	(1)	24	249	(17)	87	429	(18)	111
Commercial mortgage-backed	163	—	21	362	(9)	49	525	(9)	70
Other asset-backed	1,551	(12)	215	487	(42)	55	2,038	(54)	270

Subtotal, fixed maturity securities	5,142	(114)	745	3,167	(168)	491	8,309	(282)	1,236
Equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,172	$(117)	791	$3,215	$(172)	497	$8,387	$(289)	1,288

% Below cost—fixed maturity securities:
<20% Below cost	$5,105	$(103)	741	$3,036	$(114)	470	$8,141	$(217)	1,211
20%-50% Below cost	37	(11)	4	131	(53)	15	168	(64)	19
>50% Below cost	—	—	—	—	(1)	6	—	(1)	6

Total fixed maturity securities	5,142	(114)	745	3,167	(168)	491	8,309	(282)	1,236

% Below cost—equity securities:
<20% Below cost	26	(2)	40	48	(4)	6	74	(6)	46
20%-50% Below cost	4	(1)	6	—	—	—	4	(1)	6

Total equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,172	$(117)	791	$3,215	$(172)	497	$8,387	$(289)	1,288

Investment grade	$4,581	$(75)	664	$2,918	$(145)	424	$7,499	$(220)	1,088
Below investment grade (2)	591	(42)	127	297	(27)	73	888	(69)	200

Total for securities in an unrealized loss position	$5,172	$(117)	791	$3,215	$(172)	497	$8,387	$(289)	1,288

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$55	$—	10	$164	$(5)	23	$219	$(5)	33
Energy	404	(16)	56	96	(5)	15	500	(21)	71
Finance and insurance	401	(3)	57	257	(10)	35	658	(13)	92
Consumer—non-cyclical	165	(3)	21	182	(5)	32	347	(8)	53
Technology and communications	181	(3)	27	97	(1)	15	278	(4)	42
Industrial	151	(4)	21	80	(4)	11	231	(8)	32
Capital goods	85	—	13	122	(5)	18	207	(5)	31
Consumer—cyclical	132	(2)	17	139	(6)	18	271	(8)	35
Transportation	52	(2)	9	57	(2)	6	109	(4)	15
Other	20	—	2	7	—	1	27	—	3

Subtotal, U.S. corporate securities	1,646	(33)	233	1,201	(43)	174	2,847	(76)	407

Non-U.S. corporate:
Utilities	80	—	14	43	(2)	5	123	(2)	19
Energy	449	(33)	60	58	(5)	13	507	(38)	73
Finance and insurance	261	(2)	41	29	(1)	6	290	(3)	47
Consumer—non-cyclical	142	(6)	13	83	(3)	9	225	(9)	22
Technology and communications	88	(2)	18	81	(2)	8	169	(4)	26
Industrial	218	(9)	31	116	(9)	15	334	(18)	46
Capital goods	68	(2)	10	38	(3)	4	106	(5)	14
Consumer—cyclical	10	—	3	—	—	—	10	—	3
Transportation	34	—	7	14	(1)	1	48	(1)	8
Other	179	(13)	33	42	(2)	6	221	(15)	39

Subtotal, non-U.S. corporate securities	1,529	(67)	230	504	(28)	67	2,033	(95)	297

Total for corporate securities in an unrealized loss position	$3,175	$(100)	463	$1,705	$(71)	241	$4,880	$(171)	704

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2015 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,050	$2,069
Due after one year through five years	10,541	11,069
Due after five years through ten years	11,771	12,212
Due after ten years	21,136	23,678

Subtotal	45,498	49,028
Residential mortgage-backed	4,759	5,085
Commercial mortgage-backed	2,473	2,582
Other asset-backed	3,887	3,873

Total	$56,617	$60,568

As of June 30, 2015, $7,376 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2015, securities issued by finance and insurance, energy, utilities and consumer—non-cyclical industry groups represented approximately 22%, 13%, 12% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of June 30, 2015, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,154	35%	$2,150	35%
Office	1,726	28	1,643	27
Industrial	1,578	25	1,597	26
Apartments	471	8	494	8
Mixed use/other	265	4	239	4

Subtotal	6,194	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(1)		(1)
Allowance for losses	(18)		(22)

Total	$6,175		$6,100

	June 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
South Atlantic	$1,609	26%	$1,673	27%
Pacific	1,608	26	1,636	27
Middle Atlantic	878	14	826	14
Mountain	574	9	536	9
West North Central	403	7	382	6
East North Central	399	6	397	7
West South Central	289	5	268	4
New England	272	4	264	4
East South Central	162	3	141	2

Subtotal	6,194	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(1)		(1)
Allowance for losses	(18)		(22)

Total	$6,175		$6,100

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2015
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$1	$—	$—	$1	$2,153	$2,154
Office	6	—	3	9	1,717	1,726
Industrial	—	—	—	—	1,578	1,578
Apartments	—	—	—	—	471	471
Mixed use/other	—	—	—	—	265	265

Total recorded investment	$7	$—	$3	$10	$6,184	$6,194

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,150	$2,150
Office	—	—	6	6	1,637	1,643
Industrial	—	—	2	2	1,595	1,597
Apartments	—	—	—	—	494	494
Mixed use/other	—	—	—	—	239	239

Total recorded investment	$—	$—	$8	$8	$6,115	$6,123

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of June 30, 2015 and December 31, 2014, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of June 30, 2015 and December 31, 2014.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of June 30, 2015, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the six months ended June 30, 2015 and the year ended December 31, 2014, we modified or extended 7 and 28 commercial mortgage loans, respectively, with a total carrying value of $73 million and $254 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Allowance for credit losses:
Beginning balance	$20	$30	$22	$33
Charge-offs	—	—	(3)	(1)
Recoveries	—	—	—	—
Provision	(2)	(3)	(1)	(5)

Ending balance	$18	$27	$18	$27

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$18	$27	$18	$27

Recorded investment:
Ending balance	$6,194	$6,013	$6,194	$6,013

Ending balance of individually impaired loans	$18	$17	$18	$17

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,176	$5,996	$6,176	$5,996

As of June 30, 2015, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $3 million, an unpaid principal balance of $6 million and charge-offs of $3 million. As of June 30, 2015 and December 31, 2014, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million and charge-offs of $1 million, which were recorded in the first quarter of 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2015
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$713	$415	$942	$66	$18	$2,154
Office	451	302	848	99	26	1,726
Industrial	402	295	803	76	2	1,578
Apartments	188	78	197	8	—	471
Mixed use/other	55	38	166	6	—	265

Total recorded investment	$1,809	$1,128	$2,956	$255	$46	$6,194

% of total	29%	18%	48%	4%	1%	100%

Weighted-average debt service coverage ratio	2.13	1.77	1.62	0.91	0.79	1.76

(1)	Included $46 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 122%.

	December 31, 2014
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$671	$419	$967	$75	$18	$2,150
Office	383	278	782	164	36	1,643
Industrial	451	285	778	60	23	1,597
Apartments	211	76	199	8	—	494
Mixed use/other	45	43	145	6	—	239

Total recorded investment	$1,761	$1,101	$2,871	$313	$77	$6,123

% of total	29%	18%	47%	5%	1%	100%

Weighted-average debt service coverage ratio	2.27	1.75	1.61	1.02	0.72	1.78

(1)	Included $15 million of impaired loans, $6 million of loans past due and not individually impaired and $56 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 120%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2015
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$71	$237	$551	$890	$405	$2,154
Office	105	88	299	849	378	1,719
Industrial	155	137	229	704	353	1,578
Apartments	1	44	85	195	146	471
Mixed use/other	6	1	85	137	36	265

Total recorded investment	$338	$507	$1,249	$2,775	$1,318	$6,187

% of total	5%	8%	20%	45%	22%	100%

Weighted-average loan-to-value	73%	63%	60%	60%	45%	58%

	December 31, 2014
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$80	$253	$524	$870	$423	$2,150
Office	119	101	247	780	389	1,636
Industrial	158	142	246	706	343	1,595
Apartments	1	48	88	186	171	494
Mixed use/other	6	1	61	135	36	239

Total recorded investment	$364	$545	$1,166	$2,677	$1,362	$6,114

% of total	6%	9%	19%	44%	22%	100%

Weighted-average loan-to-value	77%	64%	64%	59%	45%	59%

As of June 30, 2015 and December 31, 2014, we had floating rate commercial mortgage loans of $7 million and $9 million, respectively.

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

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value

(Amounts in millions)	Balance sheet classification	June 30, 2015	December 31, 2014	Balance sheet classification	June 30, 2015	December 31, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$423	$639	Other liabilities	$20	$27
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	46	42
Foreign currency swaps	Other invested assets	8	6	Other liabilities	—	—

Total cash flow hedges		431	645		66	69

Total derivatives designated as hedges		431	645		66	69

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	396	452	Other liabilities	141	177
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	26	26
Foreign currency swaps	Other invested assets	—	—	Other liabilities	14	7
Credit default swaps	Other invested assets	2	4	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	8	17
Equity index options	Other invested assets	12	17	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	4	—	Other liabilities	—	1
Other foreign currency contracts	Other invested assets	14	14	Other liabilities	20	13
GMWB embedded derivatives	Reinsurance recoverable (1)	10	13	Policyholder account balances (2)	255	291
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	322	276
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	9	7

Total derivatives not designated as hedges		438	500		795	815

Total derivatives		$869	$1,145		$861	$884

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	June 30, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(24)	$11,937
Inflation indexed swaps	Notional	571	7	(10)	568
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	7	(34)	12,540

Total derivatives designated as hedges		12,567	7	(34)	12,540

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	500	(642)	4,932
Interest rate swaps related to securitization entities	Notional	77	—	(6)	71
Credit default swaps	Notional	394	—	(250)	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	994	324	(308)	1,010
Financial futures	Notional	1,331	2,788	(2,876)	1,243
Equity return swaps	Notional	108	166	(133)	141
Foreign currency swaps	Notional	104	14	—	118
Other foreign currency contracts	Notional	425	685	(645)	465

Total derivatives not designated as hedges		8,819	4,477	(4,860)	8,436

Total derivatives		$21,386	$4,484	$(4,894)	$20,976

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	June 30, 2015
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(1,531)	37,484
Fixed index annuity embedded derivatives	Policies	13,901	2,066	(199)	15,768
Indexed universal life embedded derivatives	Policies	421	296	(8)	709

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(515)	$20	Net investment income	$(7)	Net investment gains (losses)
Interest rate swaps hedging liabilities	27	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(14)	(6)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$(503)	$14		$(7)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$215	$13	Net investment income	$3	Net investment gains (losses)
Interest rate swaps hedging liabilities	(14)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(27)	(7)	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	10	—	Net investment income	—	Net investment gains (losses)

Total	$184	$7		$3

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(209)	$39	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	9	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(3)	3	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)

Total	$(201)	$42		$(3)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$572	$28	Net investment income	$7	Net investment gains (losses)
Interest rate swaps hedging liabilities	(34)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(30)	(8)	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	28	—	Net investment income	—	Net investment gains (losses)

Total	$536	$21		$7

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2015	2014
Derivatives qualifying as effective accounting hedges as of April 1	$2,247	$1,538
Current period increases (decreases) in fair value, net of deferred taxes of $178 and $(65)	(325)	119
Reclassification to net (income) loss, net of deferred taxes of $5 and $2	(9)	(5)

Derivatives qualifying as effective accounting hedges as of June 30	$1,913	$1,652

	Six months ended June 30,
(Amounts in millions)	2015	2014
Derivatives qualifying as effective accounting hedges as of January 1	$2,070	$1,319
Current period increases (decreases) in fair value, net of deferred taxes of $71 and $(189)	(130)	347
Reclassification to net (income) loss, net of deferred taxes of $15 and $7	(27)	(14)

Derivatives qualifying as effective accounting hedges as of June 30	$1,913	$1,652

The total of derivatives designated as cash flow hedges of $1,913 million, net of taxes, recorded in stockholders’ equity as of June 30, 2015 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $65 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. There were immaterial amounts reclassified to net income (loss) during the six months ended June 30, 2015 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the three and six months ended June 30, 2015 and 2014.

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

The following tables provide the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2015	2014
Interest rate swaps	$(9)	$(2)	Net investment gains (losses)
Interest rate swaps related to securitization entities	3	(3)	Net investment gains (losses)
Credit default swaps related to securitization entities	3	11	Net investment gains (losses)
Equity index options	(7)	(11)	Net investment gains (losses)
Financial futures	(38)	17	Net investment gains (losses)
Equity return swaps	1	(4)	Net investment gains (losses)
Other foreign currency contracts	7	(2)	Net investment gains (losses)
Foreign currency swaps	2	1	Net investment gains (losses)
GMWB embedded derivatives	65	2	Net investment gains (losses)
Fixed index annuity embedded derivatives	(10)	(11)	Net investment gains (losses)
Indexed universal life embedded derivatives	2	—	Net investment gains (losses)

Total derivatives not designated as hedges	$19	$(2)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2015	2014
Interest rate swaps	$(1)	$(5)	Net investment gains (losses)
Interest rate swaps related to securitization entities	—	(6)	Net investment gains (losses)
Credit default swaps	1	—	Net investment gains (losses)
Credit default swaps related to securitization entities	11	18	Net investment gains (losses)
Equity index options	(17)	(18)	Net investment gains (losses)
Financial futures	(31)	44	Net investment gains (losses)
Equity return swaps	(8)	(5)	Net investment gains (losses)
Other foreign currency contracts	6	(11)	Net investment gains (losses)
Foreign currency swaps	(8)	1	Net investment gains (losses)
GMWB embedded derivatives	49	(29)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(17)	(12)	Net investment gains (losses)
Indexed universal life embedded derivatives	3	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(12)	$(23)

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2015			December 31, 2014
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$882	$246	$636	$1,157	$273	$884
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	882	246	636	1,157	273	884
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(201)	(201)	—	(227)	(227)	—
Collateral received	(554)	—	(554)	(884)	—	(884)
Collateral pledged	—	(388)	388	—	(49)	49
Over collateralization	2	343	(341)	1	5	(4)

Net amount	$129	$—	$129	$47	$2	$45

(1)	Included $23 million and $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of June 30, 2015 and December 31, 2014, respectively.
(2)	Included $5 million and $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of June 30, 2015 and December 31, 2014, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of June 30, 2015 and December 31, 2014, we could have been allowed to claim $129 million and $47 million, respectively, or required to disburse up to $2 million as of December 31, 2014. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2015			December 31, 2014
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	1	—	39	1	—

Total credit default swaps on single name reference entities	$39	$1	$—	$39	$1	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2015			December 31, 2014
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$1	$—	$100	$1	$—
9% - 12% matures in less than one year (2)	—	—	—	250	2	—

Total credit default swap index tranches	100	1	—	350	3	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (3)	12	—	—	12	—	—
Portion backing our interest maturing 2017 (4)	300	—	8	300	—	17

Total customized credit default swap index tranches related to securitization entities	312	—	8	312	—	17

Total credit default swaps on index tranches	$412	$1	$8	$662	$3	$17

(1)	The current attachment/detachment as of June 30, 2015 and December 31, 2014 was 7% - 15%.
(2)	The current attachment/detachment as of December 31, 2014 was 9% - 12%.
(3)	Original notional value was $39 million.
(4)	Original notional value was $300 million.

(6) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying condensed consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents, investment securities, separate accounts, securities held as collateral and derivative instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2015
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,175	$6,511	$—	$—	$6,511
Restricted commercial mortgage loans		(1)	181	203	—	—	203
Other invested assets		(1)	434	435	—	359	76
Liabilities:
Long-term borrowings		(1)	4,607	4,426	—	4,315	111
Non-recourse funding obligations		(1)	1,967	1,423	—	—	1,423
Borrowings related to securitization entities		(1)	115	125	—	125	—
Investment contracts		(1)	17,297	18,044	—	7	18,037
Other firm commitments:
Commitments to fund limited partnerships	80		—	—	—	—	—
Ordinary course of business lending commitments	198		—	—	—	—	—

	December 31, 2014
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,100	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans		(1)	201	228	—	—	228
Other invested assets		(1)	348	359	—	274	85
Liabilities:
Long-term borrowings		(1)	4,639	4,300	—	4,181	119
Non-recourse funding obligations		(1)	1,996	1,438	—	—	1,438
Borrowings related to securitization entities		(1)	134	146	—	146	—
Investment contracts		(1)	17,486	18,012	—	7	18,005
Other firm commitments:
Commitments to fund limited partnerships	53		—	—	—	—	—
Ordinary course of business lending commitments	155		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed maturity, equity and trading securities

The fair value of fixed maturity, equity and trading securities are estimated primarily based on information derived from third-party pricing services (“pricing services”), internal models and/or third-party broker provided prices (“broker quotes”), which use a market approach, income approach or a combination of the market and income approach depending on the type of instrument and availability of information. In general, a market approach is utilized if there is readily available and relevant market activity for an individual security. In certain cases where market information is not available for a specific security but is available for similar securities, a security is valued using that market information for similar securities, which is also a market approach. When market information is not available for a specific security or is available but such information is less relevant or reliable, an income approach or a combination of a market and income approach is utilized. For securities with optionality, such as call or prepayment features (including mortgage-backed or asset-backed securities), an income approach may be used. In addition, a combination of the results from market and income approaches may be used to estimate fair value. These valuation techniques may change from period to period, based on the relevance and availability of market data.

We utilize certain third-party data providers when determining fair value. We consider information obtained from pricing services as well as broker quotes in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received, including an understanding of the assumptions and inputs utilized to determine the appropriate fair value. For pricing services, we analyze the prices provided by our primary pricing services to other readily available pricing services and perform a detailed review of the assumptions and inputs from each pricing service to determine the appropriate fair value when pricing differences exceed certain thresholds. We also evaluate changes in fair value that are greater than 10% each month to further aid in our review of the accuracy of fair value measurements and our understanding of changes in fair value, with more detailed reviews performed by the asset managers responsible for the related asset class associated with the security being reviewed. A pricing committee provides additional oversight and guidance in the evaluation and review of the pricing methodologies used to value our investment portfolio.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs, which would result in the valuation being classified as Level 3.

For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction and value all private fixed maturity securities at par that have less than 12 months to maturity. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. To evaluate the reasonableness of the internal model, we review a sample of private fixed maturity securities each month. In that review we compare the modeled prices to the prices of similar public securities in conjunction with analysis on current market indicators. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating and public bond spread as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities.

For broker quotes, we consider the valuation methodology utilized by the third party and analyze a sample each month to assess reasonableness given then-current market conditions. Additionally, for broker quotes on certain structured securities, we validate prices received against other publicly available pricing sources. Broker quotes are typically based on an income approach given the lack of available market data. As the valuation typically includes significant unobservable inputs, we classify the securities where fair value is based on our consideration of broker quotes as Level 3 measurements.

For remaining securities priced using internal models, we determine fair value using an income approach. We maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

A summary of the inputs used for our fixed maturity, equity and trading securities based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.

Level 1 measurements

Equity securities. The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.

Level 2 measurements

Fixed maturity securities

•

U.S. government, agencies and government-sponsored enterprises, state and political subdivision, non-U.S. government, and all sectors of U.S. corporate and non-U.S. corporate. The primary inputs to the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Private fixed maturity securities valued using an internal model use market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer.

•	Residential mortgage-backed, commercial mortgage-backed and other asset-backed. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon and weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt-service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads.

Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.

Level 3 measurements

Fixed maturity securities

•	U.S. government, agencies and government-sponsored enterprises, state and political subdivision, non-U.S. government, and all sectors of U.S. corporate and non-U.S. corporate. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain securities are valued using broker quotes where the underlying inputs are unobservable. Certain private fixed maturity securities valued using an internal model uses market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may also apply certain price caps in the valuation of private fixed maturity securities as a result of our valuation being higher than what we would receive in a market transaction where the price cap represents an unobservable input.

•	Residential mortgage-backed, commercial mortgage-backed and other asset-backed. The primary inputs to the valuation include broker quotes or use internal models where the primary inputs to the valuation are similar to the inputs used for Level 2 measurements but where the inputs cannot be corroborated with market data of similar securities.

Equity securities. The primary inputs to the valuation include broker quotes where the underlying inputs are unobservable and for internal models, structure of the security and issuer rating.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2015 and December 31, 2014, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $65 million and $74 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,721	$—	$5,718	$3
State and political subdivision	2,389	—	2,349	40
Non-U.S. government	1,970	—	1,965	5
U.S. corporate:
Utilities	3,734	—	3,286	448
Energy	2,850	—	2,581	269
Finance and insurance	5,636	—	5,007	629
Consumer—non-cyclical	3,982	—	3,874	108
Technology and communications	2,400	—	2,367	33
Industrial	1,282	—	1,246	36
Capital goods	2,037	—	1,872	165
Consumer—cyclical	1,834	—	1,538	296
Transportation	1,017	—	896	121
Other	379	—	213	166

Total U.S. corporate	25,151	—	22,880	2,271

Non-U.S. corporate:
Utilities	913	—	587	326
Energy	1,974	—	1,669	305
Finance and insurance	2,910	—	2,692	218
Consumer—non-cyclical	800	—	631	169
Technology and communications	1,057	—	1,015	42
Industrial	1,195	—	1,070	125
Capital goods	647	—	410	237
Consumer—cyclical	602	—	529	73
Transportation	620	—	466	154
Other	3,079	—	3,004	75

Total non-U.S. corporate	13,797	—	12,073	1,724

Residential mortgage-backed	5,085	—	4,953	132
Commercial mortgage-backed	2,582	—	2,557	25
Other asset-backed	3,873	—	2,513	1,360

Total fixed maturity securities	60,568	—	55,008	5,560

Equity securities	299	255	3	41

Other invested assets:
Trading securities	368	—	368	—
Derivative assets:
Interest rate swaps	819	—	819	—
Foreign currency swaps	8	—	8	—
Credit default swaps	2	—	1	1
Equity index options	12	—	—	12
Equity return swaps	4	—	4	—
Other foreign currency contracts	14	—	14	—

Total derivative assets	859	—	846	13

Securities lending collateral	337	—	337	—

Total other invested assets	1,564	—	1,551	13

Restricted other invested assets related to securitization entities	410	—	180	230
Reinsurance recoverable (1)	10	—	—	10
Separate account assets	8,702	8,702	—	—

Total assets	$71,553	$8,957	$56,742	$5,854

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,000	$—	$5,996	$4
State and political subdivision	2,222	—	2,192	30
Non-U.S. government	1,920	—	1,913	7
U.S. corporate:
Utilities	3,864	—	3,420	444
Energy	2,742	—	2,457	285
Finance and insurance	5,653	—	5,037	616
Consumer—non-cyclical	4,019	—	3,879	140
Technology and communications	2,325	—	2,280	45
Industrial	1,287	—	1,251	36
Capital goods	2,006	—	1,840	166
Consumer—cyclical	1,900	—	1,537	363
Transportation	1,039	—	886	153
Other	401	—	230	171

Total U.S. corporate	25,236	—	22,817	2,419

Non-U.S. corporate:
Utilities	913	—	585	328
Energy	2,050	—	1,726	324
Finance and insurance	3,012	—	2,791	221
Consumer—non-cyclical	812	—	615	197
Technology and communications	1,066	—	1,024	42
Industrial	1,225	—	1,094	131
Capital goods	631	—	394	237
Consumer—cyclical	549	—	460	89
Transportation	594	—	440	154
Other	3,411	—	3,330	81

Total non-U.S. corporate	14,263	—	12,459	1,804

Residential mortgage-backed	5,228	—	5,163	65
Commercial mortgage-backed	2,702	—	2,697	5
Other asset-backed	3,705	—	2,285	1,420

Total fixed maturity securities	61,276	—	55,522	5,754

Equity securities	275	237	4	34

Other invested assets:
Trading securities	241	—	241	—
Derivative assets:
Interest rate swaps	1,091	—	1,091	—
Foreign currency swaps	6	—	6	—
Credit default swaps	4	—	1	3
Equity index options	17	—	—	17
Other foreign currency contracts	14	—	14	—

Total derivative assets	1,132	—	1,112	20

Securities lending collateral	289	—	289	—

Total other invested assets	1,662	—	1,642	20

Restricted other invested assets related to securitization entities	411	—	181	230
Reinsurance recoverable (1)	13	—	—	13
Separate account assets	9,208	9,208	—	—

Total assets	$72,845	$9,445	$57,349	$6,051

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2015	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and political subdivision	30	—	10	—	—	—	—	—	—	40	—
Non-U.S. government	6	—	(1)	—	—	—	—	—	—	5	—
U.S. corporate:
Utilities	462	—	(16)	—	—	—	—	2	—	448	—
Energy	280	—	(7)	4	(4)	—	(4)	—	—	269	—
Finance and insurance	637	3	(37)	8	—	—	(7)	47	(22)	629	3
Consumer—non-cyclical	117	1	(3)	—	—	—	(7)	—	—	108	—
Technology and communications	47	1	(5)	—	—	—	—	—	(10)	33	1
Industrial	37	—	(1)	—	—	—	—	—	—	36	—
Capital goods	167	—	(2)	1	(1)	—	—	—	—	165	—
Consumer—cyclical	367	—	(6)	9	—	—	(7)	—	(67)	296	—
Transportation	161	—	(4)	—	—	—	(27)	—	(9)	121	—
Other	173	—	(4)	—	—	—	(3)	—	—	166	—

Total U.S. corporate	2,448	5	(85)	22	(5)	—	(55)	49	(108)	2,271	4

Non-U.S. corporate:
Utilities	332	—	(6)	—	—	—	—	—	—	326	—
Energy	307	—	5	—	—	—	(7)	—	—	305	—
Finance and insurance	226	1	(10)	6	—	—	(1)	—	(4)	218	1
Consumer—non-cyclical	172	—	(3)	—	—	—	—	—	—	169	—
Technology and communications	43	—	—	—	—	—	—	—	(1)	42	—
Industrial	127	—	(2)	—	—	—	—	—	—	125	—
Capital goods	242	—	(5)	—	—	—	—	—	—	237	—
Consumer—cyclical	90	—	(1)	—	—	—	—	—	(16)	73	—
Transportation	157	—	(3)	—	—	—	—	—	—	154	—
Other	83	—	4	—	—	—	(11)	—	(1)	75	—

Total non-U.S. corporate	1,779	1	(21)	6	—	—	(19)	—	(22)	1,724	1

Residential mortgage-backed	61	—	2	31	—	—	(3)	41	—	132	—
Commercial mortgage-backed	4	—	—	9	—	—	(1)	13	—	25	—
Other asset-backed	1,456	3	3	57	(8)	—	(173)	31	(9)	1,360	—

Total fixed maturity securities	5,787	9	(92)	125	(13)	—	(251)	134	(139)	5,560	5

Equity securities	34	—	—	—	—	—	—	7	—	41	—

Other invested assets:
Derivative assets:
Credit default swaps	2	—	—	—	—	—	(1)	—	—	1	—
Equity index options	15	(7)	—	4	—	—	—	—	—	12	(5)

Total derivative assets	17	(7)	—	4	—	—	(1)	—	—	13	(5)

Total other invested assets	17	(7)	—	4	—	—	(1)	—	—	13	(5)

Restricted other invested assets related to securitization entities	230	—	—	—	—	—	—	—	—	230	—
Reinsurance recoverable (2)	14	(5)	—	—	—	1	—	—	—	10	(5)

Total Level 3 assets	$6,082	$(3)	$(92)	$129	$(13)	$1	$(252)	$141	$(139)	$5,854	$(5)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2014	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
State and political subdivision	28	—	—	5	—	—	—	—	—	33	1
Non-U.S. government	24	—	—	1	—	—	—	—	—	25	—
U.S. corporate:
Utilities	371	—	6	12	—	—	(2)	5	(1)	391	—
Energy	262	—	5	—	—	—	(1)	—	(14)	252	—
Finance and insurance	458	4	7	9	—	—	(2)	58	(21)	513	4
Consumer—non-cyclical	224	(2)	6	—	(38)	—	(26)	10	—	174	—
Technology and communications	62	2	2	—	—	—	(1)	—	—	65	2
Industrial	49	2	—	—	—	—	(15)	—	—	36	—
Capital goods	140	—	3	—	—	—	—	14	—	157	—
Consumer—cyclical	397	—	3	21	(1)	—	(4)	—	—	416	—
Transportation	165	—	2	—	—	—	(4)	—	—	163	—
Other	212	—	6	8	—	—	(3)	—	—	223	—

Total U.S. corporate	2,340	6	40	50	(39)	—	(58)	87	(36)	2,390	6

Non-U.S. corporate:
Utilities	262	—	5	30	—	—	—	—	—	297	—
Energy	312	—	5	—	—	—	(23)	—	—	294	—
Finance and insurance	183	1	21	86	(41)	—	—	14	—	264	1
Consumer—non-cyclical	245	—	3	—	—	—	(22)	—	—	226	—
Technology and communications	58	—	—	—	—	—	—	—	—	58	—
Industrial	142	—	2	—	—	—	—	—	—	144	—
Capital goods	288	—	(1)	—	(35)	—	(10)	—	—	242	—
Consumer—cyclical	82	—	2	6	—	—	—	—	—	90	—
Transportation	153	—	1	11	—	—	—	—	—	165	—
Other	72	—	1	—	—	—	—	—	—	73	—

Total non-U.S. corporate	1,797	1	39	133	(76)	—	(55)	14	—	1,853	1

Residential mortgage-backed	92	—	1	—	—	—	(1)	—	(31)	61	—
Commercial mortgage-backed	13	—	1	—	—	—	(1)	—	(8)	5	—
Other asset-backed	1,153	2	11	195	—	—	(41)	22	(74)	1,268	—

Total fixed maturity securities	5,451	9	92	384	(115)	—	(156)	123	(149)	5,639	8

Equity securities	78	—	—	—	(11)	—	—	—	—	67	—

Other invested assets:
Trading securities	31	—	—	—	—	—	—	—	—	31	—
Derivative assets:
Credit default swaps	8	—	—	—	—	—	(2)	—	—	6	—
Equity index options	11	(11)	—	4	—	—	—	—	—	4	(11)
Other foreign currency contracts	1	—	—	—	(1)	—	—	—	—	—	—

Total derivative assets	20	(11)	—	4	(1)	—	(2)	—	—	10	(11)

Total other invested assets	51	(11)	—	4	(1)	—	(2)	—	—	41	(11)

Restricted other invested assets related to securitization entities	218	6	—	—	—	—	—	—	—	224	6
Reinsurance recoverable (2)	2	—	—	—	—	1	—	—	—	3	—

Total Level 3 assets	$5,800	$4	$92	$388	$(127)	$1	$(158)	$123	$(149)	$5,974	$3

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivision	30	1	9	5	—	—	—	—	(5)	40	1
Non-U.S. government	7	—	(1)	—	—	—	(1)	—	—	5	—
U.S. corporate:
Utilities	444	—	(10)	15	—	—	(2)	2	(1)	448	—
Energy	285	—	(4)	4	(4)	—	(4)	—	(8)	269	—
Finance and insurance	616	8	(22)	28	—	—	(25)	47	(23)	629	7
Consumer—non-cyclical	140	2	1	—	—	—	(35)	—	—	108	—
Technology and communications	45	1	(3)	—	—	—	—	—	(10)	33	1
Industrial	36	—	—	—	—	—	—	—	—	36	—
Capital goods	166	—	(1)	1	(1)	—	—	—	—	165	—
Consumer—cyclical	363	—	(1)	9	—	—	(8)	—	(67)	296	—
Transportation	153	1	(2)	7	—	—	(29)	—	(9)	121	1
Other	171	1	(2)	—	—	—	(4)	—	—	166	1

Total U.S. corporate	2,419	13	(44)	64	(5)	—	(107)	49	(118)	2,271	10

Non-U.S. corporate:
Utilities	328	—	(2)	—	—	—	—	—	—	326	—
Energy	324	(1)	(2)	—	(9)	—	(7)	—	—	305	(1)
Finance and insurance	221	2	(4)	6	—	—	(3)	—	(4)	218	2
Consumer—non-cyclical	197	—	2	—	—	—	(30)	—	—	169	—
Technology and communications	42	—	—	—	—	—	—	1	(1)	42	—
Industrial	131	—	—	7	—	—	(14)	1	—	125	—
Capital goods	237	—	—	—	—	—	—	—	—	237	—
Consumer—cyclical	89	—	1	—	—	—	—	—	(17)	73	—
Transportation	154	—	—	—	—	—	—	—	—	154	—
Other	81	—	5	—	—	—	(11)	1	(1)	75	—

Total non-U.S. corporate	1,804	1	—	13	(9)	—	(65)	3	(23)	1,724	1

Residential mortgage-backed	65	—	—	31	—	—	(5)	41	—	132	—
Commercial mortgage-backed	5	—	—	9	—	—	(1)	13	(1)	25	—
Other asset-backed	1,420	3	17	95	(8)	—	(184)	64	(47)	1,360	—

Total fixed maturity securities	5,754	18	(19)	217	(22)	—	(364)	170	(194)	5,560	12

Equity securities	34	—	—	1	(1)	—	—	7	—	41	—

Other invested assets:
Derivative assets:
Credit default swaps	3	—	—	—	—	—	(2)	—	—	1	—
Equity index options	17	(17)	—	12	—	—	—	—	—	12	(13)

Total derivative assets	20	(17)	—	12	—	—	(2)	—	—	13	(13)

Total other invested assets	20	(17)	—	12	—	—	(2)	—	—	13	(13)

Restricted other invested assets related to securitization entities	230	—	—	—	—	—	—	—	—	230	—
Reinsurance recoverable (2)	13	(4)	—	—	—	1	—	—	—	10	(4)

Total Level 3 assets	$6,051	$(3)	$(19)	$230	$(23)	$1	$(366)	$177	$(194)	$5,854	$(5)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)								Ending balance as of June 30, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
State and political subdivision	27	1	—	5	—	—	—	—	—	33	1
Non-U.S. government	23	—	—	3	—	—	(1)	—	—	25	—
U.S. corporate:
Utilities	420	—	6	12	—	—	(5)	5	(47)	391	—
Energy	281	—	3	—	—	—	(1)	14	(45)	252	—
Finance and insurance	433	7	26	31	—	—	(5)	58	(37)	513	7
Consumer—non-cyclical	224	(2)	7	—	(38)	—	(27)	10	—	174	(2)
Technology and communications	60	2	3	—	—	—	—	—	—	65	2
Industrial	24	2	2	27	—	—	(16)	—	(3)	36	2
Capital goods	139	—	4	—	—	—	—	14	—	157	—
Consumer—cyclical	386	—	4	62	(1)	—	(35)	—	—	416	—
Transportation	196	1	5	—	—	—	(7)	—	(32)	163	1
Other	210	—	9	8	—	—	(4)	—	—	223	1

Total U.S. corporate	2,373	10	69	140	(39)	—	(100)	101	(164)	2,390	11

Non-U.S. corporate:
Utilities	260	—	7	30	—	—	—	—	—	297	—
Energy	320	—	6	—	—	—	(22)	—	(10)	294	—
Finance and insurance	181	2	27	86	(42)	—	(5)	15	—	264	2
Consumer—non-cyclical	212	—	1	35	—	—	(22)	—	—	226	—
Technology and communications	58	—	—	—	—	—	—	—	—	58	—
Industrial	151	—	3	—	—	—	—	—	(10)	144	—
Capital goods	299	—	—	—	(35)	—	(10)	—	(12)	242	—
Consumer—cyclical	96	—	2	5	—	—	(13)	—	—	90	—
Transportation	153	—	1	11	—	—	—	—	—	165	—
Other	89	—	1	—	—	—	(17)	—	—	73	—

Total non-U.S. corporate	1,819	2	48	167	(77)	—	(89)	15	(32)	1,853	2

Residential mortgage-backed	104	—	2	—	(23)	—	(4)	13	(31)	61	—
Commercial mortgage-backed	6	—	3	—	—	—	(2)	6	(8)	5	—
Other asset-backed	1,166	3	7	211	(5)	—	(78)	58	(94)	1,268	1

Total fixed maturity securities	5,523	16	129	526	(144)	—	(275)	193	(329)	5,639	15

Equity securities	78	—	—	—	(11)	—	—	—	—	67	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	—	31	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(4)	—	—	6	—
Equity index options	12	(18)	—	10	—	—	—	—	—	4	(18)
Other foreign currency contracts	3	(2)	—	—	(1)	—	—	—	—	—	—

Total derivative assets	25	(20)	—	10	(1)	—	(4)	—	—	10	(18)

Total other invested assets	59	(20)	—	10	(1)	—	(7)	—	—	41	(18)

Restricted other invested assets related to securitization entities	211	13	—	—	—	—	—	—	—	224	13
Reinsurance recoverable (2)	(1)	2	—	—	—	2	—	—	—	3	2

Total Level 3 assets	$5,870	$11	$129	$536	$(156)	$2	$(282)	$193	$(329)	$5,974	$12

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$10	$13	$21	$21
Net investment gains (losses)	(13)	(9)	(24)	(10)

Total	$(3)	$4	$(3)	$11

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$6	$9	$15	$17
Net investment gains (losses)	(11)	(6)	(20)	(5)

Total	$(5)	$3	$(5)	$12

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$255	$—	$—	$255
Fixed index annuity embedded derivatives	322	—	—	322
Indexed universal life embedded derivatives	9	—	—	9

Total policyholder account balances	586	—	—	586

Derivative liabilities:
Interest rate swaps	161	—	161	—
Interest rate swaps related to securitization entities	26	—	26	—
Inflation indexed swaps	46	—	46	—
Foreign currency swaps	14	—	14	—
Credit default swaps related to securitization entities	8	—	—	8
Other foreign currency contracts	20	—	20	—

Total derivative liabilities	275	—	267	8

Borrowings related to securitization entities	84	—	—	84

Total liabilities	$945	$—	$267	$678

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$—	$—	$291
Fixed index annuity embedded derivatives	276	—	—	276
Indexed universal life embedded derivatives	7	—	—	7

Total policyholder account balances	574	—	—	574

Derivative liabilities:
Interest rate swaps	204	—	204	—
Interest rate swaps related to securitization entities	26	—	26	—
Inflation indexed swaps	42	—	42	—
Foreign currency swaps	7	—	7	—
Credit default swaps related to securitization entities	17	—	—	17
Equity return swaps	1	—	1	—
Other foreign currency contracts	13	—	13	—

Total derivative liabilities	310	—	293	17

Borrowings related to securitization entities	85	—	—	85

Total liabilities	$969	$—	$293	$676

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of April 1, 2015	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$316	$(70)	$—	$—	$—	$9	$—	$—	$—	$255	$(69)
Fixed index annuity embedded derivatives	300	10	—	—	—	14	(2)	—	—	322	10
Indexed universal life embedded derivatives	7	(2)	—	—	—	4	—	—	—	9	(2)

Total policyholder account balances	623	(62)	—	—	—	27	(2)	—	—	586	(61)

Derivative liabilities:
Credit default swaps related to securitization entities	10	(3)	—	1	—	—	—	—	—	8	(3)

Total derivative liabilities	10	(3)	—	1	—	—	—	—	—	8	(3)

Borrowings related to securitization entities	81	2	—	—	—	1	—	—	—	84	2

Total Level 3 liabilities	$714	$(63)	$—	$1	$—	$28	$(2)	$—	$—	$678	$(62)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of April 1, 2014	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$138	$(2)	$—	$—	$—	$10	$—	$—	$—	$146	$(1)
Fixed index annuity embedded derivatives	180	10	—	—	—	29	—	—	—	219	10
Indexed universal life embedded derivatives	—	—	—	—	—	2	—	—	—	2	—

Total policyholder account balances	318	8	—	—	—	41	—	—	—	367	9

Derivative liabilities:
Credit default swaps related to securitization entities	25	(11)	—	2	—	—	—	—	—	16	(11)
Other foreign currency contracts	2	—	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	27	(11)	—	2	(2)	—	—	—	—	16	(11)

Borrowings related to securitization entities	79	4	—	—	—	—	—	—	—	83	4

Total Level 3 liabilities	$424	$1	$—	$2	$(2)	$41	$—	$—	$—	$466	$2

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses								Ending balance as of June 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$(53)	$—	$—	$—	$17	$—	$—	$—	$255	$(49)
Fixed index annuity embedded derivatives	276	17	—	—	—	33	(4)	—	—	322	17
Indexed universal life embedded derivatives	7	(3)	—	—	—	5	—	—	—	9	(3)

Total policyholder account balances	574	(39)	—	—	—	55	(4)	—	—	586	(35)

Derivative liabilities:
Credit default swaps related to securitization entities	17	(11)	—	2	—	—	—	—	—	8	(11)

Total derivative liabilities	17	(11)	—	2	—	—	—	—	—	8	(11)

Borrowings related to securitization entities	85	(2)	—	—	—	1	—	—	—	84	(2)

Total Level 3 liabilities	$676	$(52)	$—	$2	$—	$56	$(4)	$—	$—	$678	$(48)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses						Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$31	$—	$—	$—	$19	$—	$—	$—	$146	$33
Fixed index annuity embedded derivatives	143	12	—	—	—	65	(1)	—	—	219	12
Indexed universal life embedded derivatives	—	—	—	—	—	2	—	—	—	2	—

Total policyholder account balances	239	43	—	—	—	86	(1)	—	—	367	45

Derivative liabilities:
Credit default swaps related to securitization entities	32	(18)	—	2	—	—	—	—	—	16	(18)
Other foreign currency contracts	1	1	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	33	(17)	—	2	(2)	—	—	—	—	16	(18)

Borrowings related to securitization entities	75	8	—	—	—	—	—	—	—	83	8

Total Level 3 liabilities	$347	$34	$—	$2	$(2)	$86	$(1)	$—	$—	$466	$35

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(63)	1	(52)	34

Total	$(63)	$1	$(52)	$34

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(62)	2	(48)	35

Total	$(62)	$2	$(48)	$35

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2015:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$419	Credit spreads	85bps - 225bps	160bps
Energy	Internal models	169	Credit spreads	118bps - 304bps	163bps
Finance and insurance	Internal models	558	Credit spreads	73bps - 518bps	238bps
Consumer—non-cyclical	Internal models	108	Credit spreads	99bps - 324bps	188bps
Technology and communications	Internal models	33	Credit spreads	408bps	Not applicable
Industrial	Internal models	36	Credit spreads	167bps - 183bps	173bps
Capital goods	Internal models	145	Credit spreads	99bps - 317bps	180bps
Consumer—cyclical	Internal models	278	Credit spreads	66bps - 267bps	170bps
Transportation	Internal models	108	Credit spreads	61bps - 312bps	180bps
Other	Internal models	166	Credit spreads	73bps - 304bps	169bps

Total U.S. corporate	Internal models	$2,020	Credit spreads	61bps - 518bps	192bps

Non-U.S. corporate:
Utilities	Internal models	$326	Credit spreads	85bps - 178bps	131bps
Energy	Internal models	187	Credit spreads	114bps - 325bps	191bps
Finance and insurance	Internal models	199	Credit spreads	99bps - 182bps	135bps
Consumer—non-cyclical	Internal models	155	Credit spreads	66bps - 249bps	157bps
Technology and communications	Internal models	42	Credit spreads	124bps - 219bps	177bps
Industrial	Internal models	124	Credit spreads	99bps - 221bps	185bps
Capital goods	Internal models	203	Credit spreads	124bps - 249bps	174bps
Consumer—cyclical	Internal models	73	Credit spreads	140bps - 219bps	172bps
Transportation	Internal models	154	Credit spreads	99bps - 219bps	154bps
Other	Internal models	58	Credit spreads	219bps - 625bps	341bps

Total non-U.S. corporate	Internal models	$1,521	Credit spreads	66bps - 625bps	165bps

Derivative assets:
Credit default swaps	Discounted cash flows	$1	Credit spreads	8bps	Not applicable

Equity index options	Discounted cash flows	$12	Equity index volatility	14% - 24%	21%

Policyholder account balances:
			Withdrawal utilization rate	— % - 98%	Not applicable
			Lapse rate	— % - 15%	Not applicable
			Non-performance risk (credit spreads)	40bps - 85bps	70bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$255	Equity index volatility	16% - 24%	21%

Fixed index annuity embedded derivatives	Option budget method	$322	Expected future interest credited	— % - 3%	2%

Indexed universal life embedded derivatives	Option budget method	$9	Expected future interest credited	3% - 9%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

In August 2014, Genworth Financial, Inc., its current chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al, was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On March 9, 2015, plaintiffs filed a memorandum of law in opposition to our motion to dismiss. On March 24, 2015, we filed our reply memorandum of law in further support of our motion to dismiss. The Court heard argument on our motion to dismiss the complaint on April 28, 2015. On May 1, 2015, the court denied the motion to dismiss. We intend to vigorously defend this lawsuit.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint, which motion was fully briefed as of March 4, 2015. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. We intend to vigorously defend this action.

Beginning in December 2011 and continuing through January 2013, one of our U.S. mortgage insurance subsidiaries was named along with several other mortgage insurance participants and mortgage lenders as a defendant in twelve putative class action lawsuits alleging that certain “captive reinsurance arrangements” were in violation of RESPA. Those cases are captioned as follows: Samp, et al. v. JPMorgan Chase Bank, N.A., et al., United States District Court for the Central District of California; White, et al., v. The PNC Financial Services Group, Inc., et al., United States District Court for the Eastern District of Pennsylvania; Menichino, et al. v. Citibank NA, et al., United States District Court for the Western District of Pennsylvania; McCarn, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of California; Manners, et al., v. Fifth Third Bank, et al., United States District Court for the Western District of Pennsylvania; Riddle, et al. v. Bank of America Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Rulison et al. v. ABN AMRO Mortgage Group, Inc. et al., United States District Court for the Southern District of New York; Barlee, et al. v. First Horizon National Corporation, et al., United States District Court for the Eastern District of Pennsylvania; Cunningham, et al. v. M&T Bank Corp., et al., United States District Court for the Middle District of Pennsylvania; Orange, et al. v. Wachovia Bank, N.A., et al., United States District Court for the Central District of California; Hill et al. v. Flagstar Bank, FSB, et al., United States District Court for the Eastern District of Pennsylvania; and Moriba Ba, et al. v. HSBC USA, Inc., et al., United States District Court for the Eastern District of Pennsylvania. Plaintiffs allege that “captive reinsurance arrangements” with providers of private mortgage insurance whereby a mortgage lender through captive reinsurance arrangements received a portion of the borrowers’ private mortgage insurance premiums were in violation of RESPA and unjustly enriched the defendants for which plaintiffs seek declaratory relief and unspecified monetary damages, including restitution. The McCarn case was dismissed by the court with prejudice as to our subsidiary and certain other defendants on November 9, 2012. On July 3, 2012, the Rulison case was voluntarily dismissed by the plaintiffs. The Barlee case was dismissed by the court with prejudice as to our subsidiary and certain other defendants on February 27, 2013. The Manners case was dismissed by voluntary stipulation in March 2013. In early May 2013, the Samp and Orange cases were dismissed with prejudice as to our subsidiary. Plaintiffs appealed both of those dismissals, but have since withdrawn those appeals. The White case was dismissed by the court without prejudice on June 20, 2013, and on July 5, 2013 plaintiffs filed a second amended complaint again naming our U.S. mortgage insurance subsidiary as a defendant. The Menichino case was dismissed by the court without prejudice as to our subsidiary and certain other defendants on July 19, 2013. Plaintiffs filed a second amended complaint again naming our U.S. mortgage insurance subsidiary as a defendant and we moved to dismiss the second amended complaint. In the Riddle, Hill, Ba and Cunningham cases, the defendants’ motions to dismiss were denied, but the court in the Riddle, Hill and Cunningham cases limited discovery to issues surrounding whether the case should be dismissed on statute of limitations grounds. In the Hill case, on December 17, 2013, we moved for summary judgment

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

dismissing the complaint. The court granted our motion, and in July 2014, the Hill plaintiffs filed a notice of appeal with the Third Circuit Court of Appeals. In the Riddle case, in late November 2013, the United States District Court for the Eastern District of Pennsylvania granted our motion for summary judgment dismissing the case. Plaintiffs appealed the dismissal. In October 2014, the Third Circuit Court of Appeals upheld the dismissal of the Riddle action. On January 30, 2015, our U.S. mortgage insurance subsidiary and all named plaintiffs in the cases still pending as of such date entered into a settlement agreement that has resulted in the dismissal of all actions as to our subsidiary. This settlement had no impact on our financial position or results of operations.

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

In April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices, which settlement took effect in the second quarter of 2014. As a result, the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices were dismissed in the third quarter of 2014. In October 2014, the parties executed a definitive settlement agreement to settle all remaining claims in the arbitrations. Implementation of the settlement to resolve the remaining claims was subject to the consent of the government-sponsored enterprises (the “GSEs”). The settlement provides that our U.S. mortgage insurance subsidiaries will remit a portion of the previously curtailed claim amounts to Bank of America, N.A. and will agree to certain limits on future curtailment activity for loans that are part of the settlement. The consents of the GSEs were obtained in January 2015, and therefore, the parties have moved to dismiss all remaining matters in the arbitration. We expect such dismissals to occur in the second half of 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In early 2006 as part of an industry-wide review, one of our U.S. mortgage insurance subsidiaries received an administrative subpoena from the Minnesota Department of Commerce, which has jurisdiction over insurance matters, with respect to our reinsurance arrangements, including captive reinsurance transactions with lender-affiliated reinsurers. Since 2006, the Minnesota Department of Commerce has periodically requested additional information. In June 2015, we entered into a Consent Order with the Minnesota Department of Commerce pursuant to the terms and conditions of which we agreed to pay a civil penalty of $90,000 and agreed not to enter into any new captive reinsurance transactions from a lender-affiliated reinsurer or to obtain reinsurance under an existing captive reinsurance transaction from a lender-affiliated reinsurer on any new mortgage transactions after the date of the Consent Order for a period of 10 years. Pursuant to the Consent Order, we were discharged from all potential liability that has or might have been asserted by the Minnesota Department of Commerce based on our captive mortgage reinsurance policies or practices, to the extent such practices occurred prior to the date of the Consent Order. Inquiries from other regulatory bodies with respect to the same subject matter have been resolved or dormant for a number of years.

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

(b) Commitments

As of June 30, 2015, we were committed to fund $80 million in limited partnership investments, $105 million in U.S. commercial mortgage loan investments and $93 million in private placement investments.

(8) Borrowings and Other Financings

(a) Long-Term Junior Subordinated Notes

Subsequent to the end of the second quarter of 2015, on July 3, 2015, our indirect majority-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$200 million of subordinated floating rate notes due 2025 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes.

(b) Repurchase agreements and securities lending activity

Repurchase agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the parties against

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

credit exposure. Cash received is invested in fixed maturity securities. As of June 30, 2015 and December 31, 2014, the fair value of securities pledged under the repurchase program was $445 million and $592 million, respectively, and the repurchase obligation of $440 million and $553 million, respectively, was included in other liabilities in the consolidated balance sheets.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners (“NAIC”), U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of June 30, 2015 and December 31, 2014, the fair value of securities loaned under our securities lending program in the United States was $334 million and $288 million, respectively. As of June 30, 2015 and December 31, 2014, the fair value of collateral held under our securities lending program in the United States was $337 million and $289 million, respectively, and the offsetting obligation to return collateral of $346 million and $299 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of June 30, 2015 and December 31, 2014.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of June 30, 2015 and December 31, 2014, the fair value of securities loaned under our securities lending program in Canada was $346 million and $371 million, respectively.

Risks associated with repurchase agreements and securities lending programs

Our repurchase agreement and securities lending programs expose us to liquidity risk if we did not have enough cash or collateral readily available to return to the counterparty when required to do so under the agreements. We manage this risk by regularly monitoring our available sources of cash and collateral to ensure we can meet short-term liquidity demands under normal and stressed scenarios.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We are also exposed to credit risk in the event of default of our counterparties or changes in collateral values. This risk is significantly reduced because our programs require over collateralization and collateral exposures are trued up on a daily basis. We manage this risk by using multiple counterparties and ensuring that changes in required collateral are monitored and adjusted daily. We also monitor the creditworthiness, including credit ratings, of our counterparties on a regular basis.

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of the dates indicated:

	June 30, 2015
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$110	$74	$256	$440
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	43	—	—	—	43
Non-U.S. government	45	—	—	—	45
U.S. corporate	45	—	—	—	45
Non-U.S. corporate	208	—	—	—	208

Subtotal, fixed maturity securities	341	—	—	—	341

Equity securities	5	—	—	—	5

Total securities lending	346	—	—	—	346

Total repurchase agreements and securities lending	$346	$110	$74	$256	$786

	December 31, 2014
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$129	$123	$301	$553
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	36	—	—	—	36
Non-U.S. government	32	—	—	—	32
U.S. corporate	66	—	—	—	66
Non-U.S. corporate	163	—	—	—	163

Subtotal, fixed maturity securities	297	—	—	—	297

Equity securities	2	—	—	—	2

Total securities lending	299	—	—	—	299

Total repurchase agreements and securities lending	$299	$129	$123	$301	$852

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Segment Information

We operate through three divisions: Global Mortgage Insurance, U.S. Life Insurance and Corporate and Other. Under these divisions, there are four operating business segments. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Corporate and Other Division includes the Runoff segment and Corporate and Other activities. Our operating business segments are as follows: (1) International Mortgage Insurance, which includes mortgage insurance-related products and services; (2) U.S. Mortgage Insurance, which includes mortgage insurance-related products and services; (3) U.S. Life Insurance, which includes our long-term care insurance, life insurance and fixed annuities businesses; and (4) Runoff, which includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, FABNs and GICs.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the first quarter of 2015, we modified our definition to explicitly state that restructuring costs, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). In the second quarter of 2015, we recorded a $2 million after-tax expense related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.

In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth MI Canada Inc.’s (“Genworth Canada”) notes that were scheduled to mature in 2015. This transaction was excluded from net operating income (loss) for the periods presented as it related to the loss on the early extinguishment of debt.

Adjustments to reconcile net income attributable to Genworth Financial, Inc.’s common stockholders and net operating income assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for deferred acquisition costs and other intangible amortization and certain benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Revenues:
International Mortgage Insurance segment:
Canada	$169	$180	$305	$348
Australia	120	134	238	265
Other Countries	6	6	13	15

International Mortgage Insurance segment’s revenues	295	320	556	628

U.S. Mortgage Insurance segment’s revenues	166	156	336	311

U.S. Life Insurance segment:
Long-term care insurance	915	872	1,820	1,728
Life insurance	477	504	964	984
Fixed annuities	229	257	462	514

U.S. Life Insurance segment’s revenues	1,621	1,633	3,246	3,226

Runoff segment’s revenues	82	89	156	162

Corporate and Other’s revenues	(7)	(4)	(2)	(17)

Total revenues	$2,157	$2,194	$4,292	$4,310

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income for our segments and Corporate and Other activities and a reconciliation of net operating income for our segments and Corporate and Other activities to net income (loss) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
International Mortgage Insurance segment:
Canada	$37	$47	$77	$88
Australia	29	57	59	119
Other Countries	(5)	(7)	(11)	(11)

International Mortgage Insurance segment’s net operating income	61	97	125	196

U.S. Mortgage Insurance segment’s net operating income	49	39	101	72

U.S. Life Insurance segment:
Long-term care insurance	10	6	20	52
Life insurance	22	39	62	60
Fixed annuities	25	24	56	51

U.S. Life Insurance segment’s net operating income	57	69	138	163

Runoff segment’s net operating income	9	15	20	27

Corporate and Other’s net operating loss	(57)	(66)	(111)	(118)

Net operating income	119	154	273	340
Net investment gains (losses), net	4	20	3	9
Gains (losses) on early extinguishment of debt, net	—	(2)	—	(2)
Expenses related to restructuring, net	(2)	—	(2)	—
Income (loss) from discontinued operations, net of taxes	(314)	4	(313)	13

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(193)	176	(39)	360
Add: net income attributable to noncontrolling interests	54	52	104	87

Net income (loss)	$(139)	$228	$65	$447

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2015	December 31, 2014
Assets:
International Mortgage Insurance	$8,483	$8,815
U.S. Mortgage Insurance	2,341	2,324
U.S. Life Insurance	81,934	82,906
Runoff	12,499	12,971
Corporate and Other	2,687	2,533

Segment assets from continuing operations	107,944	109,549
Assets held for sale related to discontinued operations	1,220	1,809

Total assets	$109,164	$111,358

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2015	$2,748	$2,247	$(303)	$4,692
OCI before reclassifications	(1,131)	(325)	53	(1,403)
Amounts reclassified from (to) OCI	(9)	(9)	—	(18)

Current period OCI	(1,140)	(334)	53	(1,421)

Balances as of June 30, 2015 before noncontrolling interests	1,608	1,913	(250)	3,271

Less: change in OCI attributable to noncontrolling interests	(20)	—	(18)	(38)

Balances as of June 30, 2015	$1,628	$1,913	$(232)	$3,309

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2014	$1,624	$1,538	$321	$3,483
OCI before reclassifications	548	119	148	815
Amounts reclassified from (to) OCI	(14)	(5)	—	(19)

Current period OCI	534	114	148	796

Balances as of June 30, 2014 before noncontrolling interests	2,158	1,652	469	4,279

Less: change in OCI attributable to noncontrolling interests	30	—	88	118

Balances as of June 30, 2014	$2,128	$1,652	$381	$4,161

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	(806)	(130)	(317)	(1,253)
Amounts reclassified from (to) OCI	(9)	(27)	—	(36)

Current period OCI	(815)	(157)	(317)	(1,289)

Balances as of June 30, 2015 before noncontrolling interests	1,638	1,913	(394)	3,157

Less: change in OCI attributable to noncontrolling interests	10	—	(162)	(152)

Balances as of June 30, 2015	$1,628	$1,913	$(232)	$3,309

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	1,249	347	127	1,723
Amounts reclassified from (to) OCI	(3)	(14)	—	(17)

Current period OCI	1,246	333	127	1,706

Balances as of June 30, 2014 before noncontrolling interests	2,172	1,652	424	4,248

Less: change in OCI attributable to noncontrolling interests	44	—	43	87

Balances as of June 30, 2014	$2,128	$1,652	$381	$4,161

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $32 million and $6 million, respectively, net of taxes of $14 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2015 and 2014. Amount also included taxes of $(47) million and $35 million, respectively, related to foreign currency translation adjustments as of June 30, 2015 and 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(14)	$(22)	$(14)	$(5)	Net investment (gains) losses
Provision for income taxes	5	8	5	2	Provision for income taxes

Total	$(9)	$(14)	$(9)	$(3)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(20)	$(13)	$(39)	$(28)	Net investment income
Interest rate swaps hedging liabilities	—	(1)	—	(1)	Interest expense
Inflation indexed swaps	6	7	(3)	8	Net investment income
Provision for income taxes	5	2	15	7	Provision for income taxes

Total	$(9)	$(5)	$(27)	$(14)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

(11) Noncontrolling Interests

Canada

In April 2015, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may purchase from time to time over the next 12 months, up to an aggregate of 4.7 million of its issued and outstanding common shares. In May 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through the NCIB. We participated in the NCIB in order to maintain our overall ownership percentage at 57.3% and received $23 million in cash.

Australia

On May 15, 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, priced its initial public offering of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owned 66.2% of the ordinary shares of Genworth Australia. The net proceeds of the offering were used by Genworth Australia to repay a portion of certain intercompany funding arrangements with our subsidiaries and those funds were then distributed to Genworth Holdings. The gross proceeds of the offering (before payment of fees and expenses) were approximately $541 million. Fees and expenses in connection with the offering were approximately $27 million, including approximately $3 million paid in 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 11, 2015, Brookfield Life Assurance Company Limited and Genworth Financial International Holdings, Inc. (as partners), our wholly-owned subsidiaries, sold 92,300,000 of their shares in Genworth Australia at AUD$3.08 per ordinary share. The offering closed on May 15, 2015. Following completion of the offering, Genworth Financial beneficially owns 52.0% of the ordinary shares of Genworth Australia. The majority of the net proceeds of the offering were distributed to Genworth Holdings. The net proceeds of the offering were approximately $226 million.

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of these changes in ownership interests and the effect on stockholders’ equity was as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$176	$(39)	$360
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Australia to noncontrolling interests	—	(145)	—	(145)
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Australia to noncontrolling interests	(65)	—	(65)	—

Net transfers to noncontrolling interests	(65)	(145)	(65)	(145)

Change from net income (loss) available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(258)	$31	$(104)	$215

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Discontinued Operations

As discussed in note 1, our lifestyle protection insurance business is reported as discontinued operations. The assets and liabilities held for sale related to discontinued operations for this business have been segregated in our consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$1,104	$1,171
Equity securities available-for-sale, at fair value	7	7
Other invested assets	24	52

Total investments	1,135	1,230
Cash and cash equivalents	154	202
Accrued investment income	20	21
Deferred acquisition costs	176	193
Intangible assets	21	22
Reinsurance recoverable	35	32
Other assets	137	109

Assets held for sale related to discontinued operations	1,678	1,809
Fair value less pension settlement costs and closing costs impairment	(458)	—

Total assets held for sale related to discontinued operations	$1,220	$1,809

Liabilities
Policyholder account balances	$10	$11
Liability for policy and contract claims	108	106
Unearned premiums	420	439
Other liabilities	294	322
Deferred tax liability	30	50

Liabilities held for sale related to discontinued operations	$862	$928

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities held for sale related to discontinued operations.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Revenues:
Premiums	$168	$199	$348	$373
Net investment income	20	21	42	50
Net investment gains (losses)	—	—	—	1
Insurance and investment product fees and other	2	2	—	3

Total revenues	190	222	390	427

Benefits and expenses:
Benefits and other changes in policy reserves	53	56	104	102
Acquisition and operating expenses, net of deferrals	105	122	218	227
Amortization of deferred acquisition costs and intangibles	24	30	50	60
Interest expense	6	9	15	24

Total benefits and expenses	188	217	387	413

Income (loss) before income taxes and loss on sale	2	5	3	14
Provision for income taxes	10	1	10	1

Income (loss) before loss on sale	(8)	4	(7)	13
Loss on sale, net of taxes	(306)	—	(306)	—

Income (loss) from discontinued operations, net of taxes	$(314)	$4	$(313)	$13

During the three months ended June 30, 2015, in connection with our plan to sell our lifestyle protection insurance business, we recorded an estimated after-tax loss of approximately $306 million, net of taxes of $152 million. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an impairment of $458 million to record the carrying value of the business at its fair value, which is based on estimated proceeds less $146 million of pension settlement costs and closing costs.

On July 22, 2015, we entered into exclusive negotiations with AXA S.A. after receiving an irrevocable offer to purchase our lifestyle protection insurance business. We expect to accept the offer and execute an associated purchase agreement upon completion of the French works council consultation process. The sale price is expected to be €475 million, or approximately $510 million. The sale price and estimated net loss will be adjusted for changes in stockholders’ equity and other items since December 31, 2014 and are subject to change between now and closing. Net proceeds from the transaction, net of pension settlement costs and closing costs, are estimated to be approximately $400 million. The sale is expected to close by the end of 2015 and is subject to other customary conditions, including requisite regulatory approvals.

(13) Condensed Consolidating Financial Information

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2015 and December 31, 2014, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and six months ended June 30, 2015 and 2014 and the condensed consolidating cash flow statement information for the six months ended June 30, 2015 and 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$151	$60,617	$(200)	$60,568
Equity securities available-for-sale, at fair value	—	—	299	—	299
Commercial mortgage loans	—	—	6,175	—	6,175
Restricted commercial mortgage loans related to securitization entities	—	—	181	—	181
Policy loans	—	—	1,584	—	1,584
Other invested assets	—	114	2,082	(5)	2,191
Restricted other invested assets related to securitization entities, at fair value	—	—	410	—	410
Investments in subsidiaries	13,709	13,469	—	(27,178)	—

Total investments	13,709	13,734	71,348	(27,383)	71,408

Cash and cash equivalents	—	905	3,195	—	4,100
Accrued investment income	—	—	619	(4)	615
Deferred acquisition costs	—	—	4,896	—	4,896
Intangible assets	—	—	286	—	286
Goodwill	—	—	15	—	15
Reinsurance recoverable	—	—	17,297	—	17,297
Other assets	2	255	369	(1)	625
Intercompany notes receivable	3	281	385	(669)	—
Separate account assets	—	—	8,702	—	8,702
Assets held for sale related to discontinued operations	—	—	1,220	—	1,220

Total assets	$13,714	$15,175	$108,332	$(28,057)	$109,164

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$36,298	$—	$36,298
Policyholder account balances	—	—	25,987	—	25,987
Liability for policy and contract claims	—	—	7,990	—	7,990
Unearned premiums	—	—	3,431	—	3,431
Other liabilities	3	194	2,950	(11)	3,136
Intercompany notes payable	—	589	280	(869)	—
Borrowings related to securitization entities	—	—	199	—	199
Non-recourse funding obligations	—	—	1,967	—	1,967
Long-term borrowings	—	4,151	456	—	4,607
Deferred tax liability	15	(1,059)	1,302	—	258
Separate account liabilities	—	—	8,702	—	8,702
Liabilities held for sale related to discontinued operations	6	—	856	—	862

Total liabilities	24	3,875	90,418	(880)	93,437

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,940	9,098	17,041	(26,139)	11,940
Accumulated other comprehensive income (loss)	3,309	3,360	3,317	(6,677)	3,309
Retained earnings	1,140	(1,158)	(4,486)	5,644	1,140
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,690	11,300	15,872	(27,172)	13,690
Noncontrolling interests	—	—	2,042	(5)	2,037

Total stockholders’ equity	13,690	11,300	17,914	(27,177)	15,727

Total liabilities and stockholders’ equity	$13,714	$15,175	$108,332	$(28,057)	$109,164

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$150	$61,326	$(200)	$61,276
Equity securities available-for-sale, at fair value	—	—	275	—	275
Commercial mortgage loans	—	—	6,100	—	6,100
Restricted commercial mortgage loans related to securitization entities	—	—	201	—	201
Policy loans	—	—	1,501	—	1,501
Other invested assets	—	14	2,235	(5)	2,244
Restricted other invested assets related to securitization entities, at fair value	—	—	411	—	411
Investments in subsidiaries	14,895	15,003	—	(29,898)	—

Total investments	14,895	15,167	72,049	(30,103)	72,008

Cash and cash equivalents	—	953	3,763	—	4,716
Accrued investment income	—	—	668	(4)	664
Deferred acquisition costs	—	—	4,849	—	4,849
Intangible assets	—	—	250	—	250
Goodwill	—	—	16	—	16
Reinsurance recoverable	—	—	17,314	—	17,314
Other assets	2	207	316	(1)	524
Intercompany notes receivable	9	267	395	(671)	—
Separate account assets	—	—	9,208	—	9,208
Assets held for sale related to discontinued operations	—	—	1,809	—	1,809

Total assets	$14,906	$16,594	$110,637	$(30,779)	$111,358

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$35,915	$—	$35,915
Policyholder account balances	—	—	26,032	—	26,032
Liability for policy and contract claims	—	—	7,937	—	7,937
Unearned premiums	—	—	3,547	—	3,547
Other liabilities	3	251	3,039	(11)	3,282
Intercompany notes payable	—	604	267	(871)	—
Borrowings related to securitization entities	—	—	219	—	219
Non-recourse funding obligations	—	—	1,996	—	1,996
Long-term borrowings	—	4,151	488	—	4,639
Deferred tax liability	(20)	(970)	1,848	—	858
Separate account liabilities	—	—	9,208	—	9,208
Liabilities held for sale related to discontinued operations	—	—	928	—	928

Total liabilities	(17)	4,036	91,424	(882)	94,561

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,997	9,162	17,080	(26,242)	11,997
Accumulated other comprehensive income (loss)	4,446	4,449	4,459	(8,908)	4,446
Retained earnings	1,179	(1,053)	(4,205)	5,258	1,179
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,923	12,558	17,334	(29,892)	14,923
Noncontrolling interests	—	—	1,879	(5)	1,874

Total stockholders’ equity	14,923	12,558	19,213	(29,897)	16,797

Total liabilities and stockholders’ equity	$14,906	$16,594	$110,637	$(30,779)	$111,358

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,134	$—	$1,134
Net investment income	(1)	1	796	(3)	793
Net investment gains (losses)	—	13	(5)	—	8
Insurance and investment product fees and other	—	(11)	234	(1)	222

Total revenues	(1)	3	2,159	(4)	2,157

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,232	—	1,232
Interest credited	—	—	181	—	181
Acquisition and operating expenses, net of deferrals	9	—	286	—	295
Amortization of deferred acquisition costs and intangibles	—	—	101	—	101
Interest expense	—	77	30	(4)	103

Total benefits and expenses	9	77	1,830	(4)	1,912

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(10)	(74)	329	—	245
Provision (benefit) for income taxes	42	(73)	101	—	70
Equity in income (loss) of subsidiaries	(135)	(192)	—	327	—

Income (loss) from continuing operations	(187)	(193)	228	327	175
Loss from discontinued operations, net of taxes	(6)	—	(308)	—	(314)

Net income (loss)	(193)	(193)	(80)	327	(139)
Less: net income attributable to noncontrolling interests	—	—	54	—	54

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$(193)	$(134)	$327	$(193)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,144	$—	$1,144
Net investment income	—	—	794	(3)	791
Net investment gains (losses)	—	(5)	39	—	34
Insurance and investment product fees and other	—	(3)	229	(1)	225

Total revenues	—	(8)	2,206	(4)	2,194

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,200	—	1,200
Interest credited	—	—	184	—	184
Acquisition and operating expenses, net of deferrals	3	—	279	—	282
Amortization of deferred acquisition costs and intangibles	—	—	108	—	108
Interest expense	—	83	33	(4)	112

Total benefits and expenses	3	83	1,804	(4)	1,886

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(3)	(91)	402	—	308
Provision (benefit) for income taxes	(5)	(18)	111	(4)	84
Equity in income of subsidiaries	174	194	—	(368)	—

Income from continuing operations	176	121	291	(364)	224
Income from discontinued operations, net of taxes	—	—	4	—	4

Net income	176	121	295	(364)	228
Less: net income attributable to noncontrolling interests	—	—	52	—	52

Net income available to Genworth Financial, Inc.’s common stockholders	$176	$121	$243	$(364)	$176

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,277	$—	$2,277
Net investment income	(1)	1	1,581	(7)	1,574
Net investment gains (losses)	—	16	(24)	—	(8)
Insurance and investment product fees and other	—	(20)	470	(1)	449

Total revenues	(1)	(3)	4,304	(8)	4,292

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,424	—	2,424
Interest credited	—	—	361	—	361
Acquisition and operating expenses, net of deferrals	14	1	547	—	562
Amortization of deferred acquisition costs and intangibles	—	—	196	—	196
Interest expense	—	154	64	(8)	210

Total benefits and expenses	14	155	3,592	(8)	3,753

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(15)	(158)	712	—	539
Provision (benefit) for income taxes	33	(102)	230	—	161
Equity in income (loss) of subsidiaries	15	(49)	—	34	—

Income (loss) from continuing operations	(33)	(105)	482	34	378
Loss from discontinued operations, net of taxes	(6)	—	(307)	—	(313)

Net income (loss)	(39)	(105)	175	34	65
Less: net income attributable to noncontrolling interests	—	—	104	—	104

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(39)	$(105)	$71	$34	$(39)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,276	$—	$2,276
Net investment income	—	—	1,574	(7)	1,567
Net investment gains (losses)	—	(9)	25	—	16
Insurance and investment product fees and other	—	(3)	455	(1)	451

Total revenues	—	(12)	4,330	(8)	4,310

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,348	—	2,348
Interest credited	—	—	367	—	367
Acquisition and operating expenses, net of deferrals	10	—	545	—	555
Amortization of deferred acquisition costs and intangibles	—	—	212	—	212
Interest expense	—	167	64	(8)	223

Total benefits and expenses	10	167	3,536	(8)	3,705

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(10)	(179)	794	—	605
Provision (benefit) for income taxes	5	(64)	234	(4)	171
Equity in income of subsidiaries	375	396	—	(771)	—

Income from continuing operations	360	281	560	(767)	434
Income from discontinued operations, net of taxes	—	—	13	—	13

Net income	360	281	573	(767)	447
Less: net income attributable to noncontrolling interests	—	—	87	—	87

Net income available to Genworth Financial, Inc.’s common stockholders	$360	$281	$486	$(767)	$360

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(193)	$(193)	$(80)	$327	$(139)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,104)	(1,082)	(1,137)	2,185	(1,138)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(2)	(2)	4	(2)
Derivatives qualifying as hedges	(334)	(334)	(352)	686	(334)
Foreign currency translation and other adjustments	33	21	53	(54)	53

Total other comprehensive income (loss)	(1,407)	(1,397)	(1,438)	2,821	(1,421)

Total comprehensive income (loss)	(1,600)	(1,590)	(1,518)	3,148	(1,560)
Less: comprehensive income attributable to noncontrolling interests	—	—	40	—	40

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,600)	$(1,590)	$(1,558)	$3,148	$(1,600)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$176	$121	$295	$(364)	$228
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	525	514	531	(1,037)	533
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	1	(2)	1
Derivatives qualifying as hedges	114	114	123	(237)	114
Foreign currency translation and other adjustments	95	80	148	(175)	148

Total other comprehensive income (loss)	735	709	803	(1,451)	796

Total comprehensive income (loss)	911	830	1,098	(1,815)	1,024
Less: comprehensive income attributable to noncontrolling interests	—	—	113	—	113

Total comprehensive income (loss)available to Genworth Financial, Inc.’s common stockholders	$911	$830	$985	$(1,815)	$911

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(39)	$(105)	$175	$34	$65
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(811)	(807)	(814)	1,617	(815)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	—	—	—
Derivatives qualifying as hedges	(157)	(157)	(163)	320	(157)
Foreign currency translation and other adjustments	(193)	(149)	(317)	342	(317)

Total other comprehensive income (loss)	(1,161)	(1,113)	(1,294)	2,279	(1,289)

Total comprehensive income (loss)	(1,200)	(1,218)	(1,119)	2,313	(1,224)
Less: comprehensive income attributable to noncontrolling interests	—	—	(24)	—	(24)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,200)	$(1,218)	$(1,095)	$2,313	$(1,200)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$360	$281	$573	$(767)	$447
Other comprehensive income (loss):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,217	1,189	1,238	(2,405)	1,239
Net unrealized gains (losses) on other-than-temporarily impaired securities	7	7	7	(14)	7
Derivatives qualifying as hedges	333	333	355	(688)	333
Foreign currency translation and other adjustments	119	120	127	(239)	127

Total other comprehensive income (loss)	1,676	1,649	1,727	(3,346)	1,706

Total comprehensive income (loss)	2,036	1,930	2,300	(4,113)	2,153
Less: comprehensive income attributable to noncontrolling interests	—	—	117	—	117

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$2,036	$1,930	$2,183	$(4,113)	$2,036

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(39)	$(105)	$175	$34	$65
Less loss from discontinued operations, net of taxes	6	—	307	—	313
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	(15)	49	—	(34)	—
Dividends from subsidiaries	—	352	(352)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(49)	—	(49)
Net investment losses (gains)	—	(16)	24	—	8
Charges assessed to policyholders	—	—	(393)	—	(393)
Acquisition costs deferred	—	—	(155)	—	(155)
Amortization of deferred acquisition costs and intangibles	—	—	196	—	196
Deferred income taxes	35	(93)	161	—	103
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	16	(209)	—	(193)
Stock-based compensation expense	9	—	(1)	—	8
Change in certain assets and liabilities:
Accrued investment income and other assets	—	(83)	32	—	(51)
Insurance reserves	—	—	866	—	866
Current tax liabilities	—	(35)	(56)	—	(91)
Other liabilities, policy and contract claims and other policy-related balances	—	41	(138)	—	(97)
Cash from operating activities—discontinued operations	—	—	(19)	—	(19)

Net cash from operating activities	(4)	126	389	—	511

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,395	—	2,395
Commercial mortgage loans	—	—	436	—	436
Restricted commercial mortgage loans related to securitization entities	—	—	21	—	21
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	821	—	821
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,397)	—	(4,397)
Commercial mortgage loans	—	—	(514)	—	(514)
Other invested assets, net	—	(100)	61	—	(39)
Policy loans, net	—	—	3	—	3
Intercompany notes receivable	6	(14)	10	(2)	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Cash from investing activities—discontinued operations	—	—	13	—	13

Net cash from investing activities	6	(139)	(1,126)	(2)	(1,261)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,142	—	1,142
Withdrawals from universal life and investment contracts	—	—	(1,079)	—	(1,079)
Redemption of non-recourse funding obligations	—	—	(30)	—	(30)
Repayment of borrowings related to securitization entities	—	—	(19)	—	(19)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	226	—	226
Repurchase of subsidiary shares	—	—	(17)	—	(17)
Dividends paid to noncontrolling interests	—	—	(66)	—	(66)
Proceeds from intercompany notes payable	—	(15)	13	2	—
Other, net	(2)	(20)	31	—	9
Cash from financing activities—discontinued operations	—	—	(39)	—	(39)

Net cash from financing activities	(2)	(35)	162	2	127

Effect of exchange rate changes on cash and cash equivalents	—	—	(41)	—	(41)

Net change in cash and cash equivalents	—	(48)	(616)	—	(664)
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	905	3,349	—	4,254
Less cash and cash equivalents of discontinued operations at end of period	—	—	154	—	154

Cash and cash equivalents of continuing operations at end of period	$—	$905	$3,195	$—	$4,100

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$360	$281	$573	$(767)	$447
Less income from discontinued operations, net of taxes	—	—	(13)	—	(13)
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(375)	(396)	—	771	—
Dividends from subsidiaries	—	563	(563)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(76)	—	(76)
Net investment losses (gains)	—	9	(25)	—	(16)
Charges assessed to policyholders	—	—	(376)	—	(376)
Acquisition costs deferred	—	—	(183)	—	(183)
Amortization of deferred acquisition costs and intangibles	—	—	212	—	212
Deferred income taxes	10	(117)	153	(4)	42
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	79	—	79
Stock-based compensation expense	10	—	4	—	14
Change in certain assets and liabilities:
Accrued investment income and other assets	(3)	59	(121)	—	(65)
Insurance reserves	—	—	793	—	793
Current tax liabilities	(12)	(19)	(151)	—	(182)
Other liabilities, policy and contract claims and other policy-related balances	13	27	(140)	—	(100)
Cash from operating activities—discontinued operations	—	—	2	—	2

Net cash from operating activities	3	407	168	—	578

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,479	—	2,479
Commercial mortgage loans	—	—	262	—	262
Restricted commercial mortgage loans related to securitization entities	—	—	17	—	17
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,180	—	1,180
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,715)	—	(4,715)
Commercial mortgage loans	—	—	(347)	—	(347)
Other invested assets, net	—	—	190	—	190
Policy loans, net	—	—	4	—	4
Intercompany notes receivable	8	(12)	28	(24)	—
Capital contributions to subsidiaries	(12)	—	12	—	—
Cash from investing activities—discontinued operations	—		(8)	—	(8)

Net cash from investing activities	(4)	(12)	(898)	(24)	(938)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,548	—	1,548
Withdrawals from universal life and investment contracts	—	—	(1,270)	—	(1,270)
Redemption of non-recourse funding obligations	—	—	(14)	—	(14)
Proceeds from the issuance of long-term debt	—	—	144	—	144
Repayment and repurchase of long-term debt	—	(485)	(136)	—	(621)
Repayment of borrowings related to securitization entities	—	—	(17)	—	(17)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	519	—	519
Dividends paid to noncontrolling interests	—	—	(27)	—	(27)
Proceeds from intercompany notes payable	3	(35)	8	24	—
Other, net	(2)	(21)	4	—	(19)
Cash from financing activities—discontinued operations	—	—	(13)	—	(13)

Net cash from financing activities	1	(541)	746	24	230

Effect of exchange rate changes on cash and cash equivalents	—	—	54	—	54

Net change in cash and cash equivalents	—	(146)	70	—	(76)
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	—	1,073	3,065	—	4,138
Less cash and cash equivalents of discontinued operations at end of period	—	—	254	—	254

Cash and cash equivalents from continuing operations at end of period	$—	$1,073	$2,811	$—	$3,884

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $0.5 billion to us in 2015 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $0.5 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2015 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of June 30, 2015, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $13.2 billion and $13.1 billion, respectively.

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

(i) inability to successfully develop and execute strategic plans to effectively address our current business challenges (including with respect to our long-term care insurance business, ratings and capital), including as a result of our inability to complete the planned sale of our lifestyle protection insurance business at all or on the terms anticipated and failure to attract buyers for any other businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner on anticipated terms; inability to generate required capital; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to successfully develop more targeted product features and benefits, strengthen relationships with producers or achieve anticipated cost-savings in a timely manner; adverse tax or accounting charges; (ii) inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required; (iii) inadequate reserves and the need to increase reserves, including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews (including as a result of our actual experience differing significantly from our assumptions); (iv) ineffective or inadequate risk management in identifying, controlling or mitigating risks; weaknesses in, or ineffective, internal controls; (v) recent or future adverse rating agency actions, including with respect to rating downgrades or potential downgrades, being placed on negative outlook or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; (vi) inability to retain, attract and motivate qualified employees and independent sales representatives, particularly in the light of our recent business challenges; (vii) adverse change in regulatory requirements, including risk-based capital; (viii) dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions (including the unwillingness or inability of the subsidiary that indirectly owns most of the interests in our Australian and Canadian mortgage insurance businesses to pay the dividends that it receives from those businesses as a result of the impact on its financial condition of its guarantee of certain long-term care insurance related reinsurance arrangements); (ix) inability to borrow under our credit facility; (x) downturns and volatility in global economies and equity and credit markets; (xi) interest rates and changes in rates; (xii) availability, affordability and adequacy of reinsurance to protect us against losses; (xiii) defaults by counterparties to reinsurance arrangements or derivative instruments; (xiv) changes in valuation of fixed maturity, equity and trading securities; (xv) defaults or other events impacting the value of our fixed maturity securities portfolio; (xvi) defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; (xvii) competition; (xviii) reliance on, and loss of, key distribution relationships; (xix) extensive regulation of our businesses and changes in applicable laws and regulations; (xx) litigation and regulatory investigations or other actions (including the two shareholder putative class action lawsuits alleging securities law violations filed against us in 2014); (xxi) the material weakness in our internal control over financial reporting; (xxii) failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, our confidential information; (xxiii) occurrence of natural or man-made disasters or a pandemic; (xxiv) impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); (xxv) changes in accounting and reporting standards; (xxvi) impairments of or valuation allowances against our deferred tax assets; (xxvii) accelerated amortization of deferred acquisition costs and present value of future profits (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); (xxviii) political and economic instability or changes in government policies; and (xxix) fluctuations in foreign currency exchange rates and international securities markets;

•	Risks relating primarily to our mortgage insurance businesses, including:

(i) deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; (ii) premiums for the significant portion of our international mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; (iii) competition in our international and U.S. mortgage insurance businesses, including from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; (iv) changes in regulations adversely affecting our international operations; (v) inability to meet or maintain the private mortgage insurer eligibility requirements (“PMIERs”) on the contemplated timetable with the contemplated funding; (vi) inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; (vii) the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; (viii) increases in U.S. mortgage insurance default rates; (ix) inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our U.S. mortgage insurance business; (x) problems associated with foreclosure process defects in the United States that may defer claim payments; (xi) competition with GSEs may put us at a disadvantage on pricing and other terms and conditions; (xii) adverse changes in regulations affecting our U.S. mortgage insurance business; (xiii) decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations in the United States; (xiv) increases in the use of alternatives to private mortgage insurance in the United States and reductions in the level of coverage selected; and (xv) potential liabilities in connection with our U.S. contract underwriting services;

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

Overview

Our business

We are dedicated to helping meet the homeownership, insurance and retirement needs of our customers, with a presence in more than 25 countries. We operate through three divisions: Global Mortgage Insurance, U.S. Life Insurance and Corporate and Other. Under these divisions, there are four operating business segments. The Global Mortgage Insurance Division includes the International Mortgage Insurance and U.S. Mortgage Insurance segments. The U.S. Life Insurance Division includes the U.S. Life Insurance segment. The Corporate and Other Division includes the Runoff segment and Corporate and Other activities. We have the following operating segments:

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

We also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings, Inc. (“Genworth Holdings”) level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other non-core businesses that are managed outside of our operating segments, including discontinued operations.

In June 2015, our Board of Directors approved a transaction to sell our lifestyle protection insurance business, which had previously been designated as a non-core business. Because the business is available for immediate sale and the sale is anticipated to occur during the next 12 months and certain other criteria were met, the held-for-sale criteria was satisfied during the second quarter of 2015. As a result, we recorded an estimated loss to reduce the carrying value of the business to the fair value less pension settlement costs and closing costs. Our lifestyle protection insurance business, previously the only business in the International Protection segment, has been reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 12 in our consolidated financial statements under “Item 1—Financial Statements” for additional information.

Strategic Update

In connection with the release of our results in the fourth quarter of 2014, we announced that we had commenced a review of a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we considered, among other factors, the level of and restrictions contained in our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance and prospects of our businesses.

As we move forward, we continue to make progress on our strategic objectives in order to position us for the future and are actively engaged in three areas: (1) strengthening our mortgage insurance businesses and the capital, earnings and sales of our long-term care insurance business; (2) simplifying our businesses with a focus on increasing the value of our life insurance and annuities businesses through more targeted products and deeper producer relationships; repatriating our Brookfield Life and Annuity Insurance Company Limited (“BLAIC”) long-term care insurance business; and assessing our ownership of our Australian mortgage insurance business; and (3) increasing our financial strength and flexibility through initiatives such as a multi-step restructuring plan targeting cash savings in excess of $100 million by the end of 2016 as well as reducing holding company debt levels.

We are making progress in 2015 with the following transactions. In May 2015, we sold an additional 14.2% of our Australian mortgage insurance business, which reduced our ownership percentage to 52.0% and generated net proceeds of $226 million. In addition, we announced that we have entered into exclusive negotiations with AXA S.A. after receiving an irrevocable offer to purchase our lifestyle protection insurance business, which had previously been designated as a non-core business for us. The planned sale of this business is estimated to be completed by the end of 2015 and generate approximately $400 million of net proceeds that we expect to have available for debt reduction or for compliance with PMIERs, if needed.

In addition, we have previously disclosed that our U.S. mortgage insurance business would require additional capital of $500 million to $700 million to be fully compliant with the final PMIERs by the effective date of December 31, 2015. As of June 30, 2015, we believe our U.S. mortgage insurance business would be compliant with the PMIERs capital requirements when giving effect to (i) a series of transactions that have been subsequently executed to generate approximately $500 million of additional PMIERs capital credit and (ii) the completion of a planned internal restructuring, the implementation of which is subject to regulatory approval. In July 2015, we executed the following transactions: (i) two excess of loss reinsurance transactions with a panel of reinsurers, both effective July 1, 2015, that are expected to provide approximately $300 million of PMIERs credit as of December

31, 2015; and (ii) an intercompany sale of the U.S. mortgage insurance business’ ownership interest in affiliated preferred securities in exchange for approximately $200 million of cash from Genworth Holdings that resulted in a corresponding increase in available assets under the PMIERs capital requirements. One of the reinsurance transactions has been approved by the GSEs while the second transaction is pending final GSE approval. We will look to execute future capital transactions over the remainder of 2015 that provide a prudent level of financial flexibility in excess of the PMIERs capital requirements, including additional reinsurance transactions and contributions of holding company cash.

We are committed to position our U.S. mortgage and Canadian mortgage insurance businesses for growth by ensuring they are appropriately positioned to write profitable new business at attractive returns. In our long-term care insurance business, we intend to, among other things, pursue additional long-term care insurance rate actions, seek opportunities to reduce risk in older blocks of our long-term care insurance business and utilize reinsurance. In-force premium rate actions continue to be our most important objective for this business and we are actively working with regulators on this front. We also seek to enhance our financial strength and flexibility over time to maintain our commercial presence in order to increase sales.

As part of our review of strategic options, we have now completed our evaluation of options to sell all or part of our life insurance and annuities businesses and have determined that a large scale transaction (including a legal entity sale) is not in the best interests of shareholders, after considering, among other things, financial and ratings interdependencies across our businesses. However, we may pursue a couple of targeted smaller block transactions to improve our regulatory capital. Our focus on increasing the value of our life insurance and annuities businesses will include pursuing new business opportunities to address the financial challenges of the aging population by offering more targeted product features and benefits and strengthening relationships with those producers who are focused on the same challenges. At the same time, we plan to evaluate an appropriately sized cost structure to support these businesses. For a discussion of risks related to our strategic plans, see “Part II—Item 1A—Risk Factors—We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.”

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. During 2014 and into the first half of 2015, the U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Eastern Europe and the Middle East and slow growth in China, as well as continued decreases in oil prices.

While the U.S. housing market continues to recover with home affordability above historical levels in certain regions, an increase in mortgage interest rates more broadly in the future may slow the overall housing recovery. Unemployment and underemployment levels in the United States decreased in 2014 and through the first half of 2015 and we expect unemployment and underemployment levels in the United States to gradually continue to decrease over time. In Canada, the housing market improved in 2014 and during the first half of 2015 driven by continued low interest rates that have maintained affordability as home prices increased. The Canadian unemployment rate at the end of the second quarter of 2015 remained consistent with the first quarter of 2015 but increased compared to the end of 2014. We expect unemployment in Canada to marginally increase as we progress through the remainder of 2015 primarily driven by concerns of decreasing oil prices and its impact to the oil producing provinces of Canada. In Australia, the overall housing market continued to improve as modest economic growth and low interest rates persisted. The unemployment rate in Australia at the end of the second quarter of 2015 decreased compared to the end of 2014 and we expect the unemployment rate to be relatively stable or to move modestly upward through the remainder of 2015 as the economy continues to transition away from being commodity focused, impacting investment levels. The Chinese economy had experienced significant growth over the past decade. This growth slowed during 2013 and into 2014 and the new Chinese administration began to implement economic and credit market reforms. Gross domestic product growth in China in 2014 and the first half of 2015 was significantly lower than growth over the last decade with the slowest growth in the past five years being in the second quarter of 2015. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. Europe remained a challenging region, despite early signs of modest improvement and increases in confidence with slow growth or, in some countries a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy. The overall economic environment in Europe remains fragile given concerns over debt repayment issues in Greece and unemployment, which in many countries remains just below record highs. As a result, we expect future economic growth to be modest in Europe. Additionally, Germany’s economy could be impacted by the ongoing conflict in the Ukraine and sanctions imposed on Russia, which could negatively impact other European markets. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

Investments and derivatives

Investments—credit and investment markets

Global yields rose in the second quarter of 2015 following a re-pricing of German government bond yields and stronger growth prospects for the United States and Europe. The Federal Reserve Open Market Committee left open the possibility of a rate hike this year, but emphasized the gradual nature of the upcoming tightening cycle. Oil prices rose during the second quarter of 2015 while most metals traded lower on concerns around slowing growth in China.

Credit spreads generally widened during the second quarter of 2015, pressured by significant corporate bond supply driven by merger and acquisition financings and share buybacks. Below investment grade and emerging market bond spreads were supported by recovering energy prices and positive supply-demand dynamics; however, weaker commodity prices later in the second quarter of 2015 pressured the metals and mining sector.

Increases in interest rates and credit spreads have decreased the value of our investments and derivatives, resulting in decreases in net unrealized investment gains on securities of $815 million and derivatives qualifying as hedges of $157 million in each case included in other comprehensive income (loss) for the six months ended June 30, 2015. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

Looking ahead, we view the current credit environment as generally stable and expect corporate defaults to remain relatively low. Prolonged weakness in oil and other commodity prices could continue to pressure smaller or highly leveraged companies, and some emerging market companies. Our energy portfolio is predominantly investment grade. While we will likely continue to see downgrades in this sector, we currently believe our energy portfolio is well-positioned and we would expect a minimal capital impact on our U.S. life insurance subsidiaries.

We believe the current credit environment provides us with opportunities to invest across a variety of asset classes including expanding into a small allocation of alternative assets, but we anticipate our returns will continue to be pressured primarily because of low interest rates. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Derivatives

We have taken several actions to mitigate the risk to our derivatives portfolio arising from our counterparties right to terminate their derivatives transactions with us following ratings downgrades. As of June 30, 2015, we have negotiated amendments to master swap agreements governing $7.9 billion notional of our derivatives portfolio, as a result of which the current ratings of Genworth Holdings and our life insurance subsidiaries are at least one-notch above the level at which counterparties could terminate the transactions under those agreements. As of June 30, 2015, we have moved $8.5 billion notional of our derivatives portfolio from bilateral over-the-counter agreements to clearing through the Chicago Mercantile Exchange (“CME”), which has required us to post initial margin of $117 million to CME through our clearing agents. The customer agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. So far, they have not done so, but may do so in the future. Because our clearing agent serves as a guarantor of our obligations to the CME, the termination provisions in customer agreements are not dependent on ratings. As of June 30, 2015, we continue to have $2.6 billion notional of bilateral over-the-counter derivatives under master swap agreements where the counterparty has the right to terminate all of its transactions with us based on our current ratings but has not done so. With respect to those agreements, we are continuing to evaluate if additional actions to modify our master swap agreements or to replace current positions with new transactions are beneficial and possible at this time.

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

Canada and Australia comprise approximately 99% of our international mortgage insurance primary risk in-force. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. During 2014 and continuing into the first half of 2015, the U.S. dollar strengthened against many foreign currencies, in particular the Canadian dollar and Australian dollar, which negatively impacted the results of our international mortgage insurance business as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

Canada. In Canada, the housing market improved in 2014 and into the first half of 2015 driven by continued low interest rates that maintained affordability as home prices increased. Job creation was steady in the second quarter of 2015 with the June 2015 unemployment rate at 6.8% after ending at 6.7% in 2014. We expect unemployment to marginally increase as we progress through the remainder of 2015 primarily driven by concerns of decreasing oil prices and its impact to the oil producing provinces of Canada. In response to the sharp drop in oil prices, the Bank of Canada decreased the overnight interest rate to 0.75% in January 2015. In response to slow economic growth, the overnight interest rate was reduced by another 0.25% in July 2015 to 0.50% with the expectation that the low interest rate environment will continue through 2015 and into 2016.

Home sales in Canada increased 5% in 2014, with tight supply continuing to pressure prices in select urban markets with the resale market remaining at or near balanced market conditions. We expect a slight increase in resale activity as the housing market moderates and we expect national home prices to increase slightly as we progress through the remainder of 2015. Going forward, we expect the growth rate of the high loan-to-value market to keep pace with the change in housing resale activity and home price appreciation.

According to the Bank of Canada, economic growth as measured by the Canadian gross domestic product decreased by approximately 0.6% in the first quarter of 2015 primarily due to the effects of lower oil prices. However, the Bank of Canada still expects growth of 1.1% for 2015. We expect the growth of the Canadian gross domestic product in 2015 to be fueled by increasing non-energy exports and business investments, a stronger U.S. economy and a weaker Canadian dollar that benefits exports in Central Canada and British Columbia, offset by the negative impact of lower oil prices. The continuing low oil prices is an emerging risk due to its potential impact on employment and housing, especially in the provinces of Alberta, Newfoundland and Saskatchewan. We will continue to monitor the impact of oil prices as part of our proactive portfolio risk management strategy.

On April 1, 2015, the Canada Mortgage and Housing Corporation (“CMHC”) implemented a price increase to its National Housing Act Mortgage-Backed Securities (“NHA MBS”) guarantee fees. Under the NHA MBS Program, CMHC guarantees timely payment of principal and interest to purchasers of the mortgage-backed securities backed by pools of eligible insured mortgages. The NHA MBS guarantee fees are paid by lenders in addition to the mortgage insurance premium. On June 3, 2015, the Canadian government published regulations that prohibit the substitution of mortgages in insured pools after May 15, 2015 and limit the mortgage insurer’s commitment period to no more than one year. Subsequently, on June 6, 2015, the Canadian government published draft regulations to implement the prohibition that was announced in its 2013 budget to limit portfolio insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. Genworth MI Canada Inc. (“Genworth Canada”) anticipates the regulations will become effective on January 1, 2016. Although it is difficult to determine the full impact of these changes at this time, we believe the changes will decrease demand for low loan-to-value mortgage insurance.

On April 2, 2015, CMHC announced that as a result of its annual review of its insurance products and capital requirements it is increasing mortgage insurance premiums by 15% for homebuyers with less than a 10% down payment effective June 1, 2015. Genworth Canada announced subsequently that it will also increase its price by 15% for homebuyers with less than a 10% down payment effective June 1, 2015, which currently represents about 65% of its new insurance written. The impact from the price increase on gross written premium for the second quarter of 2015 was minimal but we expect it will gradually increase over the remainder of the year.

On November 6, 2014, the Office of the Superintendent of Financial Institutions (“OSFI”) published the final B-21 Residential Mortgage Insurance Underwriting Practices and Procedures Guideline (the “B-21 Guideline”). In the B-21 Guideline, OSFI sets out principles that promote and support sound residential mortgage insurance underwriting. These six principles focus on three main themes: i) governance, development of business objectives and strategy, and oversight; ii) interaction with lenders as part of the underwriting process; and iii) internal underwriting operations and risk management. The B-21 Guideline also enhances disclosure requirements, which will support greater transparency, clarity and public confidence in mortgage insurers’ residential mortgage insurance underwriting practices. Genworth Canada is in compliance with the B-21 Guideline which was effective June 30, 2015.

Australia. In Australia, the overall economy continued to expand during 2014 and into the first half of 2015, though at a more modest pace than in prior years, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing activity improved primarily from sustained low interest rates which were reduced another 0.25% to 2% by the Reserve Bank of Australia in May 2015. The Reserve Bank of Australia expects the current interest rate reduction to add further support to demand, to foster growth and inflation outcomes consistent with their targets. The unemployment rate was 6.0% at the end of the second quarter of 2015 after reaching a 12 year high of 6.3% in 2014. We expect unemployment to be relatively stable or to move modestly upward as we progress through the remainder of 2015 as the economy continues to transition away from being commodity focused, impacting investment levels. We experienced higher new delinquencies and higher cures in Australia, which was consistent with normal seasonal variation we would expect in the second quarter. We also noted increases in delinquencies within certain mining-related areas within Queensland and Western Australia that we continue to closely monitor to assess whether the increases relate to slightly higher seasonality or are the result of adverse economic impacts in these areas.

The Australian housing market continued to improve into the first half of 2015, with home values on average 9.8% higher than a year ago. The Sydney housing market continues to be the major driver with an annual growth rate of 16.2%. We expect home price appreciation to moderate during the remainder of 2015 still supported by limited housing supply and record low interest rates driving improved affordability.

In December 2013, the Australian government announced that there would be an inquiry into Australia’s financial system. The Financial System Inquiry (“FSI”) made a number of recommendations, which were released by the Australian government in December 2014. The FSI has recommended, among other things, that capital levels for internal ratings-based (“IRB”) authorized deposit-taking institutions (“ADIs”) be raised against residential real estate risks. The FSI has also recommended narrowing the average risk-weight gap between average risk-weights for the IRB ADIs and other ADIs to help competition. In releasing the FSI’s recommendations, the Australian Treasurer commented that the FSI’s recommendations on bank capital are for the Australian Prudential Regulation Authority (“APRA”) and the Reserve Bank of Australia to consider as independent regulators. In signaling a response to the FSI’s recommendations, on July 13, 2015, APRA released a study comparing the capital position of the Australian IRB banks against a group of international peers, commenting that the IRB banks will need to increase their capital ratios by at least 200 basis points relative to their position in June 2014 to strengthen their position relative to international peers. This was an information paper with no requirements or timing. However, on July 20, 2015, APRA released a press release announcing that for the IRB banks, the average risk-weight on Australian residential mortgage exposures will increase from approximately 16% to at least 25%, which will come into effect on July 1, 2016. Given the recent release of this increase and the lack of additional details at this stage, we and other market participants are still assessing potential impacts and we have therefore not yet determined whether this regulatory change, or the other FSI recommendations, will have any impact on our Australian mortgage insurance business.

In February 2015, one of our three largest customers in Australia notified us that it was terminating its relationship with respect to new business effective May 2015. For the year ended December 31, 2014, this customer represented 10% and 14% of new insurance written and gross written premiums, respectively. The term of the current supply and service contract with our largest customer expires on December 31, 2016, unless it is terminated earlier in certain circumstances, including, among other things, a downgrade of the financial strength rating of our principal mortgage insurance subsidiary in Australia by Standard & Poor’s Financial Services, LLC (“S&P”) to below “A-” (subject to certain exceptions). The term of the current supply and service contract with our next remaining largest customer in Australia was originally set to expire on September 30, 2015 but was extended during the second quarter of 2015 to November 2017 with a 12-month extension option at the customer’s discretion.

On May 11, 2015, Brookfield Life Assurance Company Limited and Genworth Financial International Holdings, Inc. (as partners), our wholly-owned subsidiaries, sold 92,300,000 of their shares in Genworth Mortgage Insurance Australia Limited at AUD$3.08 per ordinary share. Following completion of this offering, our ownership percentage decreased from 66.2% to 52.0% in May 2015.

Other Countries. The overall economic environment in Europe remains fragile given concerns over debt repayment issues in Greece and unemployment which in many countries remains just below record highs. As a result, we expect future economic growth to be modest. We are seeing a slow resurgence in high loan-to-value lending in our target countries in Europe as lenders begin to slowly re-enter these markets for the first time since the global financial crisis. As a result of the lingering economic recession, we have seen an elevated number of delinquencies and lower cures in our older books of business, most notably in Ireland, contributing to higher losses over the last few years. However, these books are well seasoned now and as a result we saw a reduction in net new delinquencies on these books during 2014 and into the first half of 2015. Even though our newer books of business are less seasoned, they are performing well in comparison to pricing expectations. In the fourth quarter of 2014, lender settlements reduced active delinquencies by approximately 40% and capped our exposure in Ireland to approximately $60 million or about 3% of our total outstanding risk in-force in Europe. As we progress through 2015, we expect to continue our strategy of writing new business in Italy, Finland, Germany and the United Kingdom.

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

We believe that the level of private mortgage insurance industry market penetration and eventual market size will continue to be affected by any actions taken by the GSEs, the Federal Housing Administration (the “FHA”), the Federal Housing Finance Agency (the “FHFA”), U.S. Congress or the U.S. government impacting housing or housing finance policy. Over time, these actions have included announced changes, or potential changes to, underwriting standards, FHA pricing, GSE guaranty fees and loan limits and low-down-payment programs available through the FHA or GSEs. In this regard, several actions have taken place recently. In December 2014, Fannie Mae and Freddie Mac announced that they would resume purchases of certain loans with down payments as low as 3%. The market share of loans with 3% downpayments purchased by the GSEs with private mortgage insurance increased following the effective date of this change in policy in early 2015. In January 2015, the FHA announced a reduction in annual mortgage insurance premiums charged to borrowers. This premium cut makes the FHA more competitive relative to private mortgage insurance, but to date, it has not had a material adverse effect on private mortgage insurers’ ability to sustain market share. Lastly, on April 17, 2015, the FHFA issued a final decision regarding changes to existing GSE fees. These changes did not increase the base GSE guaranty fees and only modestly lowered the amount of certain loan-level price adjustment fees charged by the GSEs. These changes have not had, and are not expected to have, a material impact on mortgage originations or the competitiveness of private mortgage insurance versus that of FHA insurance.

In addition to the actions described above, in December 2013, the FHFA issued for comment a proposal to reduce GSE loan limits. We filed a comment letter in March 2014 in response to that proposal. To date the FHFA has not yet issued a final determination regarding loan limits. If implemented, lower loan limits could limit demand for mortgage loans with private mortgage insurance coverage.

On April 17, 2015, the final PMIERs were publicly released by the GSEs in conjunction with the FHFA. PMIERs will be used by the GSEs to approve private mortgage insurers that provide mortgage insurance on loans acquired by them. Based on our interpretation of the final PMIERs, we have estimated our U.S mortgage insurance business would require $500 million to $700 million of additional capital as calculated under the PMIERs to be fully compliant by the effective date of December 31, 2015. As of June 30, 2015, we believe our U.S mortgage insurance business would be compliant with the PMIERs capital requirements when giving effect to (i) a series of transactions that have been subsequently executed to generate approximately $500 million of additional PMIERs capital credit and (ii) the completion of a planned internal restructuring, the implementation of which is subject to regulatory approval. In July 2015, we executed the following transactions: (i) two excess of loss reinsurance transactions with a panel of reinsurers, both effective July 1, 2015, that are expected to provide approximately $300 million of PMIERs credit as of December 31, 2015; and (ii) an intercompany sale of the U.S. mortgage insurance business’ ownership interest in affiliated preferred securities in exchange for approximately $200 million of cash from Genworth Holdings that resulted in a corresponding increase in available assets under the PMIERs capital requirements. One of the reinsurance transactions has been approved by the GSEs while the second transaction is pending final GSE approval. Our assessment is based on a number of factors including our view of the ongoing performance of our U.S. mortgage insurance business reflecting assumed market size and other dynamics, the completion of a planned internal restructuring within our U.S. mortgage insurance business and current affiliate asset valuations under the PMIERs. Additionally, our current estimate reflects an increase in affiliate asset valuation due to changes since our prior estimate in market value and currency fluctuations. Our U.S. mortgage insurance business may execute future capital transactions over the remainder of 2015 that provide a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash. For a discussion of factors affecting our estimate of the amount of additional capital that will be required to meet the final PMIERs and operate our business and our ability to utilize reinsurance or similar transactions to satisfy these capital requirements, see “Part II—Item 1A—Risk Factors—If we are unable to meet the capital requirements mandated by the PMIERs because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

On June 30, 2015, the GSEs in conjunction with the FHFA published revisions to the final PMIERs that included the addition of a factor (multiplier) to be applied to loans with lender paid insurance for business written on or after January 1, 2016 to calculate the risk-based required asset amount. We offer single premium lender paid insurance to lenders on a negotiated transaction basis. We participate in this market selectively based upon our evaluation of the risk return profile of these transactions. We are evaluating the impact of the application of this factor to loans insured after January 1, 2016.

Also in June 2015, the Wisconsin Department of Insurance sent mortgage insurers a letter inquiring about, among other things, their discounted lender paid mortgage insurance practices. If the percentage of our business written as single premium lender paid insurance increases compared to our borrower paid insurance, all other things being equal, our weighted-average returns will be lower.

As of June 30, 2015, Genworth Mortgage Insurance Corporation’s (“GMICO”) risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 13.5:1, compared with a risk-to-capital ratio of approximately 13.8:1 as of March 31, 2015 and 14.3:1 as of December 31, 2014. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. The NCDOI’s current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirement methodology in the final PMIERs. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, the amount of additional capital that is generated within the business or capital support (if any) that we provide and changes in the value of affiliate assets. Our estimate of the amount and timing of future losses and these foregoing factors are inherently uncertain, require significant judgment and may change significantly over time. In July 2015, GMICO’s sale of its ownership interest in affiliated preferred securities to Genworth Holdings had no impact on GMICO’s risk-to-capital ratio as of June 30, 2015; however, it does benefit our progress in complying with the final PMIERs by the effective date as noted above. In addition, as a result of this sale, our U.S. mortgage insurance subsidiaries will no longer receive dividends from these preferred securities; however, there will be no impact on consolidated results as the dividends will be paid to Genworth Holdings going forward.

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

Mortgage originations were up in the second quarter of 2015 as a result of normal seasonal trends and an increase in purchases by first time homebuyers. Mortgage originations from refinancing activities were down in the second quarter of 2015 as a result of higher mortgage interest rates during the period. Mortgage interest rates are expected to increase gradually throughout 2015, and as a result, we would expect refinancing activities to continue to decrease, but to remain at levels above those experienced in the prior year. Accordingly, we continue to believe that, as the mortgage originations market moves from the higher level of refinancing activities to a larger purchase originations market, the private mortgage insurance industry market share will continue to strengthen over time. Our U.S. mortgage insurance estimated market share remained unchanged in the second quarter of 2015. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. The amount of single premium lender paid new insurance written decreased in the second quarter reflecting our selective participation in this market. Future volumes of this product will vary depending on our evaluation of the risk return profile of these transactions.

Our level of new delinquencies continues to decrease primarily due to the seasoning of our 2005 through 2008 book years. However, delinquencies from those book years continue to be the principal source of new delinquencies reported to us and our portfolio continues to be adversely affected by those delinquencies. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. Beginning in 2014, the pace of foreclosure starts began to slow. We believe this decline may in part be a result of the implementation of a Consumer Finance Protection Bureau (“CFPB”) mortgage servicing rule (the “CFPB Rule”) that requires lenders and servicers to defer foreclosure starts until a borrower is at least 120-days delinquent to permit possible loan modification or workout solutions and as a result in improvements in the housing market and overall economy. It is possible the foreclosure timeline will lengthen as a result of recent actions by the GSEs that have extended the allowable period over which certain foreclosure actions by lenders and servicers may occur. We believe the deferral of the foreclosure start date, coupled with GSE foreclosure timeline extension guidelines and the CFPB Rule’s early intervention provisions that require a lender or servicer to utilize good faith efforts to establish live contact with delinquent borrowers and provide written notice of available loss mitigation options, may result in additional loan workout or modification solutions that would ultimately reduce the number of foreclosure actions from these early stage delinquencies. In addition, we have seen differences in performance among loan servicers regarding the ability to modify loans and avoid foreclosure. Moreover, a lengthening of the foreclosure process itself from the GSE foreclosure timeline extensions and extended timelines in judicial foreclosure states has led and is expected to continue to lead to increased claims expense relative to foreclosures conducted in the pre-financial crisis environment. Depending on how experience evolves going forward, we may need to adjust our reserve frequency or severity assumptions, which could either increase or decrease reserves over time as experience from these programs continues to emerge.

Improved underwriting guidelines and mortgage servicing practices as well as expanded efforts in the mortgage servicing market to modify loans and improvements in the overall economy and housing market have combined to improve performance of our 2009 through 2015 book years compared with the performance of insured loans from prior older book years that remain in our insured loan portfolio. This improved performance level, coupled with the diminished impact of our 2005 through 2008 book years as new delinquencies related to those insured loans continue to moderate, has resulted in ongoing reductions in overall delinquency levels through 2014 and the second quarter of 2015. However, our 2009 through 2012 book years are experiencing higher prepayment rates driven by lower interest rates in 2015 relative to the time of origination. While we continue to see benefits from loan modification actions on newer delinquencies within our portfolio, loan modification efforts have continued to remain more difficult to complete on the older delinquencies within our delinquent loan population. We have seen the older delinquencies that remain unresolved within our portfolio, particularly those from the 2005 through 2008 book years, continue to age through the second quarter of 2015. While both foreclosure and liquidation activity levels remained elevated through this same period, the ongoing lengthening of the foreclosure process as discussed above continues to result in ongoing elevated levels of loss reserves and claims, as well as higher levels of expenses associated with those claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to meet the debt service on the mortgage loans going forward, we have seen the level of ongoing loan modification actions decline moderately during the period from 2011 through the second quarter of 2015 compared with the levels we experienced during preceding periods. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and because of the continuing aging of delinquencies. However, we further expect the rate at which we modify newly delinquent loans to remain steady as new programs such as the GSEs streamlined modification program take effect and the overall economy and housing market continues improving over time.

Loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $0.2 billion of additional insurance in-force in the second quarter of 2015. As of June 30, 2015, loans modified through HARP accounted for approximately $18.3 billion of insurance in-force, with $17.1 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through the year ending December 31, 2016. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

In 2014, the Obama Administration announced that it would extend the Home Affordable Modification Program (“HAMP”) through December 31, 2015 (and the Administration subsequently further extended the program through December 31, 2016), and expand borrower eligibility by adjusting certain underwriting requirements. Also in 2014, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP were increased and, for the first time, offered to the GSEs. However, to date, the GSEs are not participating in this program. While the impact of the these program extensions to date has remained positive, there can be no assurance that the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in ultimately avoiding foreclosure. In addition, beginning in the third quarter of 2014, borrowers who received a HAMP modification began to experience a gradual interest rate increase of up to 1% per year (referred to as interest rate resets), until such time as their mortgage interest rate reaches the market interest rate at the time the loan was modified. While the government and the mortgage services industry remain committed to working with borrowers under this program, we cannot predict whether these interest rate resets will have a material adverse impact on the performance of loans that have received HAMP modifications or if the resulting effect of avoiding foreclosure is sustainable over time.

U.S. Life Insurance

Long-term care insurance. Results of our long-term care insurance business are influenced by sales, competitor actions, morbidity, mortality, persistency, investment yields, expenses, ability to achieve rate actions, changes in regulations and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features, pricing and commission levels, actions by rating agencies and the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business either positively or negatively.

During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. The changes made to our claim reserve assumptions and methodologies in the third quarter of 2014 also informed the review of and changes to assumptions and methodologies used in our fourth quarter of 2014 loss recognition testing, which indicated that a premium deficiency existed for our acquired block of long-term care insurance. As a result, we have updated our future policy benefit reserve assumptions on our acquired block of long-term care insurance as of December 31, 2014. These updated assumptions will be locked-in until such time as another premium deficiency exists. While our loss recognition testing in the fourth quarter of 2014 for our long-term care insurance block, excluding the acquired block, indicated that block had positive margin of $2.3 billion, it also indicated we had projected profits in earlier years followed by projected losses totaling a present value of $1.2 billion in later years. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years by the amounts necessary to offset losses in later years. Given our updated assumptions and methodologies discussed above, we are currently establishing higher claim reserves on new claims, which decrease earnings in the period in which the higher reserves are recorded. As a result, we expect earnings of our long-term care insurance business to be modest in 2015 with some variability period to period. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business.

We experience volatility in our loss ratios caused by variances in claim terminations, claim severity and claim counts. Our rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our claim reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio was 173% in the third quarter of 2014 reflecting changes to our assumptions and methodologies relating to our claim reserves as part of the comprehensive review of our long-term care insurance reserves. Our loss ratio was 200% in the fourth quarter of 2014 reflecting the results of our annual loss recognition testing, which impacted our acquired block. As a result, our loss ratio for the year ended December 31, 2014 was 129% and the increase in reserves as a result of the reviews increased the loss ratio for our long-term care insurance business by 57 percentage points in 2014. Our loss ratio was 73% for the six months ended June 30, 2015 reflecting our updated claims assumptions emerging from our review of claim reserves as well as our updated assumptions on our acquired block in 2014 as compared to 68% for the six months ended June 30, 2014.

Our long-term care insurance sales decreased 58% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and decreased 18% in the second quarter of 2015 from the first quarter of 2015. Sales decreased due to 2014 product changes that increased premium rates, competing industry product solutions and certain distributors suspending sales of our products as a result of market uncertainty about the outcome of our strategic review, rating agency actions and our 2014 financial results. The overall long-term care insurance industry sales trends were down approximately 18% in the first quarter of 2015 as compared to the same period in 2014 as companies have left the market over time and have introduced price increases, product changes, as well as from consumer concern tied to industry rate actions. In 2014, we launched a product which increased premium rates but gave consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. In the fourth quarter of 2014, we began filing for regulatory approval of an amended product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates and adjusting coverage options. As of June 30, 2015, this amended product had been filed in 45 states and approved in 37 states, and was launched in 35 states on July 20, 2015. In support of this product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. In the first quarter of 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the long-term care insurance product introduced in early 2013. In July 2014, we executed an external reinsurance agreement reinsuring 20% of all sales of the long-term care insurance product launched in July 2014. External new business reinsurance levels vary and are dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. In addition, we have a portion of our long-term care insurance business reinsured internally by BLAIC, one of our Bermuda-domiciled captive reinsurance subsidiaries. One of our strategic priorities is to repatriate our BLAIC long-term care insurance business. The timing of the repatriation is expected to occur in 2016 or later. If we implement the repatriation (following receipt of required regulatory approvals), there will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the financial impact of this reinsurance eliminates in consolidation, although there could be an adverse impact on Genworth Life Insurance Company’s risk-based capital ratio, depending on the specifics and timing of a transaction.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; investing in care coordination capabilities and service offerings; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases on three policy series of older generation policies and on one early series of new generation policies. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases on a second series of our new generation products. We continue to pursue these rate increases in the states that have either not responded, initially denied our rate increase request, or did not approve the full requested increase initially. The goal of our rate actions already implemented, as well as future rate actions, is to mitigate losses on our older generation policy series and help offset higher than priced-for loss ratios due to unfavorable performance and lower lapse rates than expected on newer generation products, with returns lower than original expectations. In addition to premium increases received, reserve levels, and thus our profitability, have been impacted, and we expect they will continue to be impacted, by policyholder behavior in response to premium rate increases which could include taking reduced benefits or non-forfeiture options. For all of these rate action filings, we received 10 filing approvals from 8 additional states in the second quarter of 2015, representing a weighted-average increase of 37% on $336 million in annualized in-force premiums. This compares to 11 approvals from 9 states in the first quarter of 2015, with a weighted-average increase of 19% on $172 million in in-force premiums. We also submitted 16 new filings in 11 states in the second quarter of 2015, representing $111 million in in-force premiums, and two filings in the first quarter of 2015, representing $29 million in in-force premiums. These approvals are in line with our overall assumptions used in our 2014 margin testing. We have suspended sales in the past, and will consider taking similar actions in the future, in states where we are unable to obtain satisfactory rate increases on in-force policies as we did in Massachusetts, New Hampshire and Vermont in prior years. The approval process for in-force rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are therefore expected to be realized over time.

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

In 2014, mortality experience was favorable to pricing expectations for term life insurance and unfavorable for universal life and term universal life insurance, but experience fluctuated from quarter to quarter. In the first half of 2015, mortality experience was favorable for our term life and term universal life insurance products but unfavorable for our universal life insurance products. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. In the future, as additional 10, 15 and 20 year level premium period blocks enter their post-level guaranteed premium rate period, we would expect amortization of deferred acquisition costs to accelerate, premiums to decline and mortality to worsen and reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10-year and 15-year business written in 1999 and 2000.

Life insurance sales decreased 32% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and decreased 12% in the second quarter of 2015 from the first quarter of 2015. The decrease in our sales was largely attributable to the moderation of sales of the reintroduced term life insurance products, which we began offering in the fourth quarter of 2012. While we continue to focus on our term life insurance products, we also offer indexed universal life insurance and linked-benefits products to create a balanced portfolio in our life insurance business in order to produce continued growth and appropriate returns. However, we do not expect the sales of our permanent life products to exceed the reduction of sales of our term life insurance products in the near term.

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

A portion of our life insurance reserves are financed through captive reinsurance structures. The financing cost of certain captive reinsurance structures is determined in part by the financial strength ratings of our principal life insurance subsidiaries. Moody’s Investors Service, Inc. (“Moody’s”) downgraded our principal life insurance subsidiaries on February 11, 2015, which increased the cost of financing for a portion of our captive-financed reserves by approximately $4 million per quarter. We are actively pursuing strategies to partially mitigate the negative impact of the increased financing cost through the use of reinsurance or the refinancing of existing reinsurance.

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

Sales of fixed annuities decreased 42% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and decreased 31% in the second quarter of 2015 from the first quarter of 2015. The decrease was largely as a result of lower interest rates and distributor actions. Following adverse rating actions after the announcement of our results for the third and fourth quarters of 2014, several of our distributors suspended distribution of our products. Those distributors made up approximately 30% of sales of our fixed annuity products for the year ended December 31, 2014. We expect that we will continue to be adversely impacted by these recent rating actions. In addition, we cannot predict the outcome of pending rating agency reviews and their potential impacts on our fixed annuity sales. To date, we have not observed any significant change in consumer behavior on our in-force contracts as a result of our rating downgrades.

The Department of Labor has re-issued a proposed fiduciary standard rule for qualified plans that would, as presently proposed, include fixed annuities within its scope. It could make the sale of fixed annuities to qualified plans less attractive to distributors and thus have a negative impact on our ability to grow or maintain current levels of sales in this market.

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

Financial Strength Ratings

There were no changes of the financial strength ratings of our insurance subsidiaries during the six months ended June 30, 2015 other than the downgrades previously disclosed in our Annual Report on Form 10-K filed on March 2, 2015.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$1,134	$1,144	$(10)	(1)%
Net investment income	793	791	2	—%
Net investment gains (losses)	8	34	(26)	(76)%
Insurance and investment product fees and other	222	225	(3)	(1)%

Total revenues	2,157	2,194	(37)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,232	1,200	32	3%
Interest credited	181	184	(3)	(2)%
Acquisition and operating expenses, net of deferrals	295	282	13	5%
Amortization of deferred acquisition costs and intangibles	101	108	(7)	(6)%
Interest expense	103	112	(9)	(8)%

Total benefits and expenses	1,912	1,886	26	1%

Income from continuing operations before income taxes	245	308	(63)	(20)%
Provision for income taxes	70	84	(14)	(17)%

Income from continuing operations	175	224	(49)	(22)%
Income (loss) from discontinued operations, net of taxes	(314)	4	(318)	NM (1)

Net income (loss)	(139)	228	(367)	(161)%
Less: net income attributable to noncontrolling interests	54	52	2	4%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$176	$(369)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our International Mortgage Insurance segment decreased $26 million primarily from a decrease of $32 million attributable to changes in foreign exchange rates. In Canada, premiums decreased $12 million driven by a decrease of $14 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, premiums in Canada increased primarily from the seasoning of our in-force blocks of business in the current year. In Australia, premiums decreased $12 million primarily from a decrease of $17 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased attributable to the seasoning of our in-force blocks of business and higher premiums resulting from policy cancellations in the current year.

•	Our U.S. Mortgage Insurance segment increased $9 million mainly attributable to higher average flow insurance in-force in the current year.

•	Our U.S. Life Insurance segment increased $7 million. Our long-term care insurance business increased $20 million largely from $18 million of higher premiums from in-force rate actions in the current year. Our fixed annuities business decreased $11 million primarily related to lower sales of our life-contingent products in the current year.

Net investment income. Net investment income represents the income earned on our investments.

•	Annualized weighted-average investment yields were 4.5% and 4.6% for the three months ended June 30, 2015 and 2014, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year, partially offset by $10 million of higher gains related to bond calls and mortgage loan prepayments and $7 million of higher gains related to limited partnerships in the current year.

•	The three months ended June 30, 2015 included a decrease of $10 million attributable to changes in foreign exchange rates.

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

•	We did not record any impairments during the three months ended June 30, 2015. We recorded net other-than-temporary impairments of $2 million during the three months ended June 30, 2014. Of total impairments during the three months ended June 30, 2014, $1 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $1 million related to commercial mortgage loans.

•	Net investment gains related to derivatives of $6 million during the three months ended June 30, 2015 were primarily associated with gains related to derivatives used to hedge foreign currency risk associated with assets held and expected dividend payments from certain foreign subsidiaries. In addition, there were guaranteed minimum withdrawal benefit (“GMWB”) gains. These gains were partially offset by losses related to fixed index annuity embedded derivatives and ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates.

Net investment losses related to derivatives of $7 million during the three months ended June 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries, as well as losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk of assets held and proceeds from the initial public offering (“IPO”) of our Australian mortgage insurance business. In addition, there were gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates.

•	We recorded $16 million of losses related to trading securities during the three months ended June 30, 2015 compared to $8 million of gains during the three months ended June 30, 2014 due to unrealized losses resulting from changes in the long-term interest rate environment in the current year. We recorded lower net gains of $10 million related to the sale of available-for-sale securities during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We recorded $7 million of lower net gains related to securitization entities during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily related to losses on trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives in the current year.

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

•	Corporate and Other activities decreased $11 million attributable to losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our Runoff segment decreased $3 million mainly attributable to lower account values in our variable annuity products in the current year.

•	Our U.S. Life Insurance segment increased $7 million predominantly from our life insurance business largely related to our universal life insurance products as a result of the aging of our in-force block and a $4 million unfavorable correction in the prior year that did not recur, partially offset by a decrease in our term universal life insurance in-force block.

•	Our International Mortgage Insurance segment increased $5 million primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on partial payments of intercompany loans related to our Australian mortgage insurance business in the prior year that did not recur.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of claim costs incurred related to mortgage insurance products and benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care, life and accident and health insurance, structured settlements and single premium immediate annuities with life contingencies.

•	Our U.S. Life Insurance segment increased $35 million. Our long-term care insurance business increased $45 million principally from aging and growth of the in-force block and higher severity and frequency on new claims. The increase was also attributable to a less favorable impact from reduced benefits related to in-force rate actions of $21 million and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations in the current year. Our life insurance business increased $9 million primarily related to our universal life insurance products largely from unfavorable mortality. This increase was partially offset by a decrease in our term life insurance products primarily from higher lapses of our older term life insurance products, partially offset by growth of our new term life insurance products in the current year. Our fixed annuities business decreased $19 million largely attributable to lower sales of our life-contingent products, lower interest credited on reserves and favorable mortality in the current year.

•	Our Runoff segment increased $5 million primarily attributable to unfavorable mortality and an increase in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to unfavorable equity market performance in the current year.

•	Our International Mortgage Insurance segment increased $4 million, including a decrease of $7 million attributable to changes in foreign exchange rates. In Canada, losses increased $6 million, including a decrease of $2 million attributable to changes in foreign exchange rates, primarily from a higher average reserve per delinquency related to higher expenses in certain regions and a higher number of new delinquencies, net of cures, in the current year. In Australia, losses increased $1 million, including a decrease of $5 million attributable to changes in foreign exchange rates, driven by a higher number of new delinquencies, lower net cures and aging of existing delinquencies in the current year. Other countries decreased $3 million primarily in Ireland driven by lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014.

•	Our U.S. Mortgage Insurance segment decreased $12 million primarily driven by a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $5 million primarily related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

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

•	Our U.S. Life Insurance segment increased $11 million. Our life insurance business increased $7 million largely from higher net commissions due to lower deferral rates on older in-force blocks and an unfavorable premium tax adjustment in the current year. Our fixed annuities business increased $3 million largely attributable to a favorable adjustment related to guarantee funds in the prior year that did not recur.

•	Our U.S. Mortgage Insurance segment increased $4 million primarily from higher employee compensation expense from growth in sales in the current year.

•	Our International Mortgage Insurance segment decreased $3 million, including a decrease of $7 million attributable to changes in foreign exchange rates. Our Canadian mortgage insurance business decreased $6 million mainly driven by an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur and a decrease of $2 million attributable to changes in foreign exchange rates. Partially offsetting this decrease was higher stock-based compensation expense in the current year. Our Australian mortgage insurance business increased $2 million, including a decrease of $4 million attributable to changes in foreign exchange rates, primarily from higher operating expenses related to contract fees and changes to deferral rates in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software. Our U.S. Life Insurance segment decreased $6 million. Our fixed annuities business decreased $4 million largely attributable to higher net investment losses in the current year. Our long-term care insurance business decreased $3 million largely related to the write-off of present value of future profits in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which resulted in lower amortization in the current year.

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

Provision for income taxes. The effective tax rate increased to 28.5% for the three months ended June 30, 2015 from 27.3% for the three months ended June 30, 2014. The increase in the effective tax rate was primarily attributable to decreased tax benefits on lower taxed foreign income and tax favored investments, partially offset by favorable prior year true ups and decreased stock compensation expense. The three months ended June 30, 2015 included a decrease of $8 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0%. The three months ended June 30, 2015 included a decrease of $8 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had a net loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net income available to Genworth Financial, Inc.’s common stockholders in the prior year. The loss in the current year was primarily driven by a $314 million loss related to our discontinued operations. We also had higher benefits and other changes in policy reserves in our long-term care insurance business in the current year. These decreases were partially offset by lower interest expense in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” The net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended June 30, 2015 reflected an overall decrease of $12 million, net of taxes, attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$2,277	$2,276	$1	—%
Net investment income	1,574	1,567	7	—%
Net investment gains (losses)	(8)	16	(24)	(150)%
Insurance and investment product fees and other	449	451	(2)	—%

Total revenues	4,292	4,310	(18)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	2,424	2,348	76	3%
Interest credited	361	367	(6)	(2)%
Acquisition and operating expenses, net of deferrals	562	555	7	1%
Amortization of deferred acquisition costs and intangibles	196	212	(16)	(8)%
Interest expense	210	223	(13)	(6)%

Total benefits and expenses	3,753	3,705	48	1%

Income from continuing operations before income taxes	539	605	(66)	(11)%
Provision for income taxes	161	171	(10)	(6)%

Income from continuing operations	378	434	(56)	(13)%
Income (loss) from discontinued operations, net of taxes	(313)	13	(326)	NM (1)

Net income	65	447	(382)	(85)%
Less: net income attributable to noncontrolling interests	104	87	17	20%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(39)	$360	$(399)	(111)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our U.S. Life Insurance segment increased $26 million. Our long-term care insurance business increased $44 million largely from $40 million of increased premiums from in-force rate actions in the current year. Our fixed annuities business decreased $12 million principally from lower sales of our life-contingent products in the current year. Our life insurance business decreased $6 million primarily related to lapse experience and lower production in the current year.

•	Our U.S. Mortgage Insurance segment increased $22 million mainly attributable to higher average flow insurance in-force in the current year.

•	Our International Mortgage Insurance segment decreased $46 million primarily from a decrease of $56 million attributable to changes in foreign exchange rates in the current year. Our Canadian mortgage insurance business decreased $23 million driven by a decrease of $27 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from the seasoning of our in-force blocks of business in the current year. Our Australian mortgage insurance business decreased $20 million primarily from a decrease of $27 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased as a result of the seasoning of our in-force blocks of business and higher premiums resulting from policy cancellations, partially offset by a decrease in premiums from lower flow volume and higher ceded reinsurance premiums in the current year.

Net investment income

•	Annualized weighted-average investment yields were 4.5% and 4.6% for the six months ended June 30, 2015 and 2014, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year, partially offset by $14 million of higher gains related to bond calls and mortgage loan prepayments and $3 million of higher gains related to limited partnerships in the current year.

•	The six months ended June 30, 2015 included a decrease of $17 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	We recorded $3 million of net other-than-temporary impairments during the six months ended June 30, 2015 and 2014. During the six months ended June 30, 2015 and 2014, we recorded impairments of $3 million and $2 million, respectively, related to commercial mortgage loans. Of total impairments during the six months ended June 30, 2014, $1 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities.

•	Net investment losses related to derivatives of $26 million during the six months ended June 30, 2015 were primarily associated with losses related to derivatives used to hedge foreign currency risk associated with assets held. In addition, there were GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation and losses related to fixed annuity embedded derivatives. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded $10 million of losses related to trading securities during the six months ended June 30, 2015 compared to $20 million of gains during the six months ended June 30, 2014 resulting from changes in the long-term interest rate environment. We recorded higher net gains of $10 million related to the sale of available-for-sale securities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We recorded $5 million of lower net gains related to securitization entities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily related to losses on trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives.

Insurance and investment product fees and other

•	Corporate and Other activities decreased $11 million mainly as a result of losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our Runoff segment decreased $7 million attributable to lower account values in our variable annuity products in the current year.

•	Our U.S. Life Insurance segment increased $16 million predominantly from our life insurance business largely related to our universal life insurance products driven by higher income from certain older in-force policies and a $4 million unfavorable correction in the prior year that did not recur. These increases were partially offset by a decrease in our term universal life insurance product predominantly related to higher terminations in the current year.

Benefits and other changes in policy reserves

•	Our U.S. Life Insurance segment increased $96 million. Our long-term care insurance business increased $147 million principally from aging and growth of the in-force block and higher severity and frequency on new claims. The increase was also attributable to a less favorable impact from reduced benefits related to in-force rate actions of $41 million and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year. In the first quarter of 2015, we also recorded net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance. These increases were partially offset by net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations recorded in the second quarter of 2015. Our fixed annuities business decreased $29 million predominantly from lower sales of our life-contingent products, favorable mortality and lower interest credited on reserves in the current year. Our life insurance business decreased $22 million primarily related to our term life insurance products largely from favorable mortality, higher ceded reinsurance, lower reserves on older in-force blocks and higher lapses in the current year. These decreases were partially offset by unfavorable mortality in our universal life insurance products in the current year.

•	Our Runoff segment increased $4 million primarily attributable to unfavorable mortality and an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

•

Our International Mortgage Insurance segment increased $1 million, including a decrease of $12 million attributable to changes in foreign exchange rates. Our Canadian mortgage insurance business increased $5 million, including a decrease of $5 million attributable to changes in foreign exchange rates, primarily from a higher average reserve per delinquency related to higher expenses in certain regions, partially offset by a modest decrease in new delinquencies, net of cures, in the current year. Our Australian mortgage insurance business decreased $2 million mainly driven by a decrease of $6 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased primarily from aging of existing delinquencies and higher new delinquencies, net of cures, in the current year. Partially offsetting these increases was a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods.

•	Our U.S. Mortgage Insurance segment decreased $25 million primarily driven by a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions in the current year. The prior year also included a net reserve strengthening of $17 million that did not recur. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

Interest credited. Our U.S. Life Insurance segment decreased $9 million mainly related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

Acquisition and operating expenses, net of deferrals

•	Our U.S. Life Insurance segment increased $13 million. Our life insurance business increased $8 million largely from higher net commissions due to lower deferral rates on older in-force blocks in the current year. Our long-term care insurance business increased $3 million predominantly from higher marketing costs, partially offset by lower production in the current year. Our fixed annuities business increased $2 million largely attributable to a favorable adjustment related to guarantee funds in the prior year that did not recur.

•	Our U.S. Mortgage Insurance segment increased $8 million primarily from higher employee compensation expense from growth in sales, a write-off of software and higher premium taxes mainly attributable to higher production in the current year.

•	Our International Mortgage Insurance segment decreased $10 million primarily from a decrease of $11 million attributable to changes in foreign exchange rates in the current year. Our Canadian mortgage insurance business decreased $15 million, including a decrease of $3 million attributable to changes in foreign exchange rates, mainly driven by an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The decrease was also attributable to lower stock-based compensation expense in the current year. Our Australian mortgage insurance business increased $5 million, including a decrease of $7 million attributable to changes in foreign exchange rates, primarily from higher operating expenses related to contract fees and changes to deferral rates in the current year.

•	Corporate and Other activities decreased $4 million primarily as a result of lower net expenses after allocations to our operating segments in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment decreased $8 million. Our fixed annuities business decreased $10 million largely attributable to higher net investment losses in the current year. Our long-term care insurance business decreased $3 million largely related to the write-off of present value of future profits in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which resulted in lower amortization in the current year. Our life insurance business increased $5 million largely from higher lapses in our term life insurance products in the current year.

•	Our Runoff segment decreased $6 million related to our variable annuity products principally from less favorable equity market performance in the current year.

Interest expense

•	Corporate and Other activities decreased $15 million largely driven by the repayment of $485 million of senior notes in June 2014.

•	Our U.S. Life Insurance segment increased $5 million as a result of our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves in the current year.

Provision for income taxes. The effective tax rate increased to 29.8% for the six months ended June 30, 2015 from 28.3% for the six months ended June 30, 2014. The increase in the effective tax rate was primarily attributable to decreased tax benefits on lower taxed foreign income, prior year favorable tax adjustments and changes in valuation allowances, partially offset by favorable prior year true ups related to lower taxed foreign income and decreased stock compensation expense. The six months ended June 30, 2015 included a decrease of $13 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0% in the current year. The six months ended June 30, 2015 included a decrease of $14 million attributable to changes in foreign exchange rates.

Net income (loss) available to Genworth Financial, Inc.’s common stockholders. We had a net loss available to Genworth Financial, Inc.’s common stockholders in the current year compared to net income available to Genworth Financial, Inc.’s common stockholders in the prior year. The loss in the current year was primarily driven by a $313 million loss related to our discontinued operations. In addition, we had higher benefits and other changes in reserves in our long-term care insurance business in the current year, which was partially offset by overall lower amortization of deferred acquisition costs and intangibles and interest expense in the current year. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” The net loss available to Genworth Financial, Inc.’s common stockholders for the six months ended June 30, 2015 reflected an overall decrease of $20 million, net of taxes, attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income

Net operating income for the three months ended June 30, 2015 was $119 million compared to $154 million for the three months ended June 30, 2014. Net operating income for the six months ended June 30, 2015 was $273 million compared to $340 million for the six months ended June 30, 2014. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

In the first quarter of 2015, we modified our definition to explicitly state that restructuring costs, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). In the second quarter of 2015, we recorded a $2 million after-tax expense related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.

In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. This transaction was excluded from net operating income (loss) for the periods presented as it related to the loss on the early extinguishment of debt.

The following table includes a reconciliation of net income (loss) to net operating income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Net income (loss)	$(139)	$228	$65	$447
Less: net income attributable to noncontrolling interests	54	52	104	87

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	(193)	176	(39)	360
Adjustments to net income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(4)	(20)	(3)	(9)
(Gains) losses on early extinguishment of debt, net	—	2	—	2
Expenses related to restructuring, net	2	—	2	—
(Income) loss from discontinued operations, net of taxes	314	(4)	313	(13)

Net operating income	$119	$154	$273	$340

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2015	2014	2015	2014
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.24	$0.35	$0.55	$0.70

Diluted	$0.24	$0.34	$0.55	$0.69

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.39)	$0.35	$(0.08)	$0.73

Diluted	$(0.39)	$0.35	$(0.08)	$0.72

Net operating income per common share:
Basic	$0.24	$0.31	$0.55	$0.68

Diluted	$0.24	$0.31	$0.55	$0.68

Weighted-average common shares outstanding:
Basic	497.4	496.6	497.2	496.2

Diluted	499.3	503.6	499.1	503.2

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income. See note 9 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net operating income of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refer to: (1) new insurance written for mortgage insurance; (2) annualized first-year premiums for long-term care and term life insurance products; (3) annualized first-year deposits plus 5% of excess deposits for universal and term universal life insurance products; (4) 10% of premium deposits for linked-benefits products; and (5) new and additional premiums/deposits for fixed annuities. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider new insurance written, annualized first-year premiums/deposits, premium equivalents and new premiums/deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

Management also regularly monitors and reports a loss ratio for our businesses. For our mortgage insurance businesses, the loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For our long-term care insurance business, the loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums. We consider the loss ratio to be a measure of underwriting performance in these businesses and helps to enhance the understanding of the operating performance of our businesses.

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

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$37	$47	$(10)	(21)%	$77	$88	$(11)	(13)%
Australia	29	57	(28)	(49)%	59	119	(60)	(50)%
Other Countries	(5)	(7)	2	29%	(11)	(11)	—	—%

International Mortgage Insurance segment	61	97	(36)	(37)%	125	196	(71)	(36)%

U.S. Mortgage Insurance segment	49	39	10	26%	101	72	29	40%

Total net operating income	110	136	(26)	(19)%	226	268	(42)	(16)%
Adjustments to net operating income:
Net investment gains (losses), net	7	4	3	75%	1	3	(2)	(67)%
Gains (losses) on early extinguishment of debt, net	—	(2)	2	100%	—	(2)	2	100%

Net income available to Genworth Financial, Inc.’s common stockholders	$117	$138	$(21)	(15)%	$227	$269	$(42)	(16)%

International Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$211	$237	$(26)	(11)%
Net investment income	63	75	(12)	(16)%
Net investment gains (losses)	20	12	8	67%
Insurance and investment product fees and other	1	(4)	5	125%

Total revenues	295	320	(25)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	49	45	4	9%
Acquisition and operating expenses, net of deferrals	56	59	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	14	15	(1)	(7)%
Interest expense	6	8	(2)	(25)%

Total benefits and expenses	125	127	(2)	(2)%

Income from continuing operations before income taxes	170	193	(23)	(12)%
Provision for income taxes	48	42	6	14%

Income from continuing operations	122	151	(29)	(19)%
Less: net income attributable to noncontrolling interests	54	52	2	4%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	68	99	(31)	(31)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(7)	(4)	(3)	(75)%
(Gains) losses on early extinguishment of debt, net	—	2	(2)	(100)%

Net operating income	$61	$97	$(36)	(37)%

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
Canada	$37	$47	$(10)	(21)%
Australia	29	57	(28)	(49)%
Other Countries	(5)	(7)	2	29%

Total net operating income	$61	$97	$(36)	(37)%

Net operating income

•	Our Canadian mortgage insurance business decreased $10 million primarily from higher losses, partially offset by lower operating expenses in the current year. The three months ended June 30, 2015 also included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business decreased $28 million primarily from higher taxes and losses in the current year. The decrease was also attributable to the IPO of this business in May 2014, which reduced our ownership percentage to 66.2%. In May 2015, we sold additional shares of this business, which further reduced our ownership percentage to 52.0%. The three months ended June 30, 2015 also included a decrease of $5 million attributable to changes in foreign exchange rates.

•	Other Countries’ net operating loss decreased $2 million primarily from lower losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $12 million driven by a decrease of $14 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from the seasoning of our in-force blocks of business in the current year.

•	Our Australian mortgage insurance business decreased $12 million primarily from a decrease of $17 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased as a result of the seasoning of our in-force blocks of business and higher premiums resulting from policy cancellations in the current year.

Net investment income. Net investment income decreased $12 million primarily from a decrease of $10 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” Net investment gains (losses) increased $8 million primarily related to our Canadian mortgage insurance business driven by higher net investment gains related to sales of securities and derivative gains largely from hedging non-functional currency transactions in the current year. The three months ended June 30, 2015 also included a decrease of $3 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other. Insurance and investment product fees and other increased $5 million primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on partial payments of intercompany loans related to our Australian mortgage insurance business in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business increased $6 million primarily from a higher average reserve per delinquency related to higher expenses in certain regions and a higher number of new delinquencies, net of cures, in the current year. The three months ended June 30, 2015 also included a decrease of $2 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business increased $1 million primarily driven by a higher number of new delinquencies, lower net cures and aging of existing delinquencies in the current year. The three months ended June 30, 2015 also included a decrease of $5 million attributable to changes in foreign exchange rates.

•	Other countries decreased $3 million primarily in Ireland driven by lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $6 million mainly driven by an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. Partially offsetting this decrease was higher stock-based compensation expense in the current year. The three months ended June 30, 2015 included a decrease of $2 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business increased $2 million primarily from higher operating expenses related to contract fees and changes to deferral rates in the current year. The three months ended June 30, 2015 also included a decrease of $4 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 29.3% for the three months ended June 30, 2015 from 21.8% for the three months ended June 30, 2014. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The three months ended June 30, 2015 included a decrease of $8 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0% in the current year. The three months ended June 30, 2015 included a decrease of $8 million attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$426	$472	$(46)	(10)%
Net investment income	129	149	(20)	(13)%
Net investment gains (losses)	3	9	(6)	(67)%
Insurance and investment product fees and other	(2)	(2)	—	—%

Total revenues	556	628	(72)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	93	92	1	1%
Acquisition and operating expenses, net of deferrals	98	108	(10)	(9)%
Amortization of deferred acquisition costs and intangibles	28	30	(2)	(7)%
Interest expense	13	16	(3)	(19)%

Total benefits and expenses	232	246	(14)	(6)%

Income from continuing operations before income taxes	324	382	(58)	(15)%
Provision for income taxes	94	98	(4)	(4)%

Income from continuing operations	230	284	(54)	(19)%
Less: net income attributable to noncontrolling interests	104	87	17	20%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	126	197	(71)	(36)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(1)	(3)	2	67%
(Gains) losses on early extinguishment of debt, net	—	2	(2)	(100)%

Net operating income	$125	$196	$(71)	(36)%

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
Canada	$77	$88	$(11)	(13)%
Australia	59	119	(60)	(50)%
Other Countries	(11)	(11)	—	—%

Total net operating income	$125	$196	$(71)	(36)%

Net operating income

•	Our Canadian mortgage insurance business decreased $11 million primarily from a decrease of $10 million attributable to changes in foreign exchange rates during the six months ended June 30, 2015. The decrease was also attributable to higher losses and lower net investment income, partially offset by lower operating expenses in the current year.

•	Our Australian mortgage insurance business decreased $60 million primarily driven by the IPO of this business in May 2014, which reduced our ownership percentage to 66.2%. In May 2015, we sold additional shares of this business, which further reduced our ownership percentage to 52.0%. The decrease was also attributable to higher taxes and operating expenses in the current year. The six months ended June 30, 2015 also included a decrease of $9 million attributable to changes in foreign exchange rates.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $23 million driven by a decrease of $27 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from the seasoning of our in-force blocks of business in the current year.

•	Our Australian mortgage insurance business decreased $20 million primarily from a decrease of $27 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased as a result of the seasoning of our in-force blocks of business and higher premiums resulting from policy cancellations, partially offset by a decrease in premiums from lower flow volume and higher ceded reinsurance premiums in the current year.

Net investment income. Net investment income decreased $20 million primarily from a decrease of $17 million attributable to changes in foreign exchange rates. The decrease was also attributable to lower reinvestment yields primarily related to our Canadian mortgage insurance business.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” Net investment gains (losses) decreased $6 million primarily related to our Canadian mortgage insurance business driven by derivative losses largely from hedging non-functional currency transactions, partially offset by higher net investment gains related to sales of securities in the current year. The six months ended June 30, 2015 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business increased $5 million primarily from a higher average reserve per delinquency related to higher expenses in certain regions, partially offset by a modest decrease in new delinquencies, net of cures, in the current year. The six months ended June 30, 2015 also included a decrease of $5 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business decreased $2 million driven by a decrease of $6 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased primarily from aging of existing delinquencies and higher new delinquencies, net of cures, in the current year. Partially offsetting these increases was a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $15 million mainly driven by an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The decrease was also attributable to lower stock-based compensation expense in the current year. The six months ended June 30, 2015 included a decrease of $3 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business increased $5 million primarily from higher operating expenses related to contract fees and changes to deferral rates in the current year. The six months ended June 30, 2015 also included a decrease of $7 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 29.1% for the six months ended June 30, 2015 from 25.7% for the six months ended June 30, 2014. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The six months ended June 30, 2015 included a decrease of $13 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0% in the current year. The six months ended June 30, 2015 included a decrease of $14 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Primary insurance in-force:
Canada	$300,900	$314,500	$(13,600)	(4)%
Australia	243,800	288,500	(44,700)	(15)%
Other Countries	20,500	26,000	(5,500)	(21)%

Total	$565,200	$629,000	$(63,800)	(10)%

Risk in-force:
Canada	$105,300	$110,100	$(4,800)	(4)%
Australia	85,300	101,000	(15,700)	(16)%
Other Countries (1)	2,300	3,600	(1,300)	(36)%

Total	$192,900	$214,700	$(21,800)	(10)%

(1)	Risk in-force as of June 30, 2015 and 2014 excluded $300 million and $298 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
New insurance written:
Canada	$8,700	$12,500	$(3,800)	(30)%	$17,000	$18,300	$(1,300)	(7)%
Australia	8,200	7,900	300	4%	14,000	15,700	(1,700)	(11)%
Other Countries	500	500	—	—%	1,100	900	200	22%

Total	$17,400	$20,900	$(3,500)	(17)%	$32,100	$34,900	$(2,800)	(8)%

Net premiums written:
Canada	$166	$146	$20	14%	$275	$223	$52	23%
Australia	107	125	(18)	(14)%	194	251	(57)	(23)%
Other Countries	6	1	5	NM (1)	12	7	5	71%

Total	$279	$272	$7	3%	$481	$481	$—	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and six months ended June 30, 2015 and 2014, this factor was 35%.

In Canada, primary insurance in-force and risk in-force decreased $13.6 billion and $4.8 billion, respectively, as a result of decreases of $51.5 billion and $18.0 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk activity.

In Australia, primary insurance in-force and risk in-force decreased $44.7 billion and $15.7 billion, respectively, driven by decreases of $54.4 billion and $19.1 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written and bulk activity.

In Other Countries, primary insurance in-force and risk in-force decreased $5.5 billion and $1.3 billion, respectively, mainly from decreases of $4.4 billion and $0.5 billion, respectively, attributable to changes in foreign exchange rates and a lender settlement in Ireland in the fourth quarter of 2014, which reduced risk in-force by $600 million.

New insurance written

For the three months ended June 30, 2015, new insurance written in Canada decreased primarily as a result of lower bulk activity, partially offset by higher flow new insurance written from higher market penetration and a larger originations market in the current year. The three months ended June 30, 2015 included a decrease of $1.1 billion attributable to changes in foreign exchange rates in Canada. For the six months ended June 30, 2015, new insurance written in Canada decreased driven by a decrease of $1.9 billion attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written increased as a result of higher flow new insurance written, higher market penetration and a larger originations market, partially offset by lower bulk activity in the current year.

For the three months ended June 30, 2015, new insurance written in Australia increased mainly attributable to bulk activity in the current year. The three months ended June 30, 2015 included a decrease of $1.5 billion attributable to changes in foreign exchange rates in Australia. For the six months ended June 30, 2015, new insurance written in Australia decreased driven by a decrease of $2.2 billion attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written increased mainly attributable to bulk activity, partially offset by lower flow volume in the current year.

New insurance written in Other Countries increased for the six months ended June 30, 2015 primary as a result of higher flow volume from new lenders and a bulk transaction in Mexico in the current year. The three and six months ended June 30, 2015 included decreases of $100 million and $200 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2015, our unearned premium reserves were $2,602 million, including a decrease of $500 million attributable to changes in foreign exchange rates, compared to $2,887 million as of June 30, 2014.

In Canada, net premiums written increased during the three and six months ended June 30, 2015 primarily from higher flow volume attributable to higher market penetration and a larger originations market in the current year. In addition, the price increase on high loan-to-value premiums effective May 1, 2014 resulted in higher net premiums written. The three and six months ended June 30, 2015 included decreases of $21 million and $32 million, respectively, attributable to changes in foreign exchange rates in Canada.

In Australia, net premiums written decreased during the three months ended June 30, 2015 driven by a decrease of $20 million attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net premiums written increased from bulk activity, partially offset by lower flow volume and average price in the current year. Net premiums written decreased during the six months ended June 30, 2015 primarily from lower flow volume and average price due to changes in loan-to-value mix, partially offset by bulk activity in the current year. The six months ended June 30, 2015 included a decrease of $30 million attributable to changes in foreign exchange rates in Australia.

In Other Countries, net premiums written increased during the three and six months ended June 30, 2015 primarily from lower ceded reinsurance premiums in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Loss ratio:
Canada	17%	12%	5%	19%	16%	3%
Australia	28%	23%	5%	22%	20%	2%
Other Countries	43%	90%	(47)%	63%	71%	(8)%
Total	23%	19%	4%	22%	20%	2%
Expense ratio:
Canada	19%	26%	(7)%	19%	30%	(11)%
Australia	28%	23%	5%	29%	21%	8%
Other Countries	135%	NM (1)	NM (2)	134%	277%	(143)%
Total	25%	28%	(3)%	26%	29%	(3)%

(1)	We define “NM” as not meaningful for percentages greater than 500%.
(2)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

Loss ratio

The loss ratio in Canada for the three months ended June 30, 2015 increased primarily from a higher average reserve per delinquency related to higher expenses in certain regions and a higher number of new delinquencies, net of cures, in the current year. The loss ratio in Canada for the six months ended June 30, 2015 increased primarily from a higher average reserve per delinquency related to higher expenses in certain regions, partially offset by a modest decrease in new delinquencies, net of cures, in the current year.

For the three months ended June 30, 2015, the loss ratio in Australia increased primarily driven by a higher number of new delinquencies, lower net cures and aging of existing delinquencies in the current year. For the six months ended June 30, 2015, the loss ratio in Australia increased primarily from aging of existing delinquencies and higher new delinquencies, net of cures, in the current year. Partially offsetting these increases was a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods.

In Other Countries, the loss ratio decreased for the three and six months ended June 30, 2015 primarily in Ireland from lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014.

Expense ratio

In Canada, the expense ratio decreased during the three months ended June 30, 2015 from higher net premiums written, partially offset by higher stock-based compensation expense in the current year. The expense ratio decreased during the six months ended June 30, 2015 primarily from lower stock-based compensation expense and higher net premiums written in the current year. The prior year also included an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. Excluding the early redemption payment of $6 million, the expense ratio for the three and six months ended June 30, 2014 would have been 21% and 27%, respectively.

The expense ratio in Australia increased for the three and six months ended June 30, 2015 primarily from higher operating expenses related to contract fees and changes to deferral rates and lower net premiums written in the current year.

In Other Countries, the expense ratio decreased for the three and six months ended June 30, 2015 primarily from higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
Canada:
Primary insured loans in-force	1,737,083	1,673,505	1,602,928
Delinquent loans	1,666	1,756	1,703
Percentage of delinquent loans (delinquency rate)	0.10%	0.10%	0.11%

Flow loans in-force	1,287,744	1,255,050	1,213,846
Flow delinquent loans	1,435	1,493	1,493
Percentage of flow delinquent loans (delinquency rate)	0.11%	0.12%	0.12%

Bulk loans in-force	449,339	418,455	389,082
Bulk delinquent loans	231	263	210
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.06%	0.05%

Australia:
Primary insured loans in-force	1,481,755	1,496,616	1,481,201
Delinquent loans	5,900	4,953	5,405
Percentage of delinquent loans (delinquency rate)	0.40%	0.33%	0.36%

Flow loans in-force	1,364,653	1,378,584	1,362,236
Flow delinquent loans	5,623	4,714	5,125
Percentage of flow delinquent loans (delinquency rate)	0.41%	0.34%	0.38%

Bulk loans in-force	117,102	118,032	118,965
Bulk delinquent loans	277	239	280
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.20%	0.24%

Other Countries:
Primary insured loans in-force	192,632	180,781	188,034
Delinquent loans	7,822	7,806	10,065
Percentage of delinquent loans (delinquency rate)	4.06%	4.32%	5.35%

Flow loans in-force	110,960	109,910	112,715
Flow delinquent loans	4,738	4,591	6,750
Percentage of flow delinquent loans (delinquency rate)	4.27%	4.18%	5.99%

Bulk loans in-force	81,672	70,871	75,319
Bulk delinquent loans	3,084	3,215	3,315
Percentage of bulk delinquent loans (delinquency rate)	3.78%	4.54%	4.40%

Total:
Primary insured loans in-force	3,411,470	3,350,902	3,272,163
Delinquent loans	15,388	14,515	17,173
Percentage of delinquent loans (delinquency rate)	0.45%	0.43%	0.52%

Flow loans in-force	2,763,357	2,743,544	2,688,797
Flow delinquent loans	11,796	10,798	13,368
Percentage of flow delinquent loans (delinquency rate)	0.43%	0.39%	0.50%

Bulk loans in-force	648,113	607,358	583,366
Bulk delinquent loans (1)	3,592	3,717	3,805
Percentage of bulk delinquent loans (delinquency rate)	0.55%	0.61%	0.65%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,569 as of June 30, 2015, 3,690 as of December 31, 2014 and 3,778 as of June 30, 2014.

In Canada, flow loans in-force increased from new policies written and bulk loans in-force increased from bulk activity.

In Australia, flow loans in-force decreased from December 31, 2014 as a result of cancellations in the current year. Flow delinquent loans increased as new delinquencies more than offset cures and paid claims.

In Other Countries, flow loans in-force and flow delinquent loans decreased compared to June 30, 2014 mainly attributable to a lender settlement in Ireland in the fourth quarter of 2014, which resulted in a decrease of 2,634 delinquent loans. Bulk loans in-force increased from a bulk transaction in Mexico in the current year.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$153	$144	$9	6%
Net investment income	13	11	2	18%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	—	1	(1)	(100)%

Total revenues	166	156	10	6%

Benefits and expenses:
Benefits and other changes in policy reserves	50	62	(12)	(19)%
Acquisition and operating expenses, net of deferrals	38	34	4	12%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%

Total benefits and expenses	90	98	(8)	(8)%

Income from continuing operations before income taxes	76	58	18	31%
Provision for income taxes	27	19	8	42%

Income from continuing operations	49	39	10	26%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$49	$39	$10	26%

Net operating income

Net operating income increased mainly attributable to a continued decline in new delinquencies, lower reserves on new delinquencies and higher premiums from higher average flow insurance in-force in the current year.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force in the current year.

Net investment income increased primarily from slightly higher reinvestment yields as a result of holding lower cash balances in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher employee compensation expense from growth in sales in the current year.

Provision for income taxes. The effective tax rate increased to 35.7% for the three months ended June 30, 2015 from 32.8% for the three months ended June 30, 2014. The increase in the effective tax rate was primarily attributable to decreases in tax favored investment benefits, partially offset by the loss of foreign tax credits in the prior year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$303	$281	$22	8%
Net investment income	32	29	3	10%
Net investment gains (losses)	—	—	—	—%
Insurance and investment product fees and other	1	1	—	—%

Total revenues	336	311	25	8%

Benefits and expenses:
Benefits and other changes in policy reserves	100	125	(25)	(20)%
Acquisition and operating expenses, net of deferrals	75	67	8	12%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%

Total benefits and expenses	179	196	(17)	(9)%

Income from continuing operations before income taxes	157	115	42	37%
Provision for income taxes	56	43	13	30%

Income from continuing operations	101	72	29	40%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$101	$72	$29	40%

Net operating income

Net operating income increased mainly attributable to a continued decline in new delinquencies, lower reserves on new delinquencies and higher premiums from higher average flow insurance in-force, partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year. The prior year also included a net reserve strengthening of $11 million and unfavorable tax adjustments of $6 million that did not recur.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force in the current year.

Net investment income increased primarily from higher reinvestment yields as a result of holding lower cash balances in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions in the current year. The prior year also included a net reserve strengthening of $17 million that did not recur. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher employee compensation expense from growth in sales, a write-off of software and higher premium taxes mainly attributable to higher production in the current year.

Provision for income taxes. The effective tax rate decreased to 35.7% for the six months ended June 30, 2015 from 37.4% for the six months ended June 30, 2014. The decrease in the effective tax rate was primarily attributable to changes in the state tax valuation allowance, the loss of foreign tax credits, and state income tax true ups in the prior year, partially offset by decreases in tax favored investment benefits.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Primary insurance in-force	$117,100	$110,500	$6,600	6%
Risk in-force	29,500	27,500	2,000	7%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
New insurance written	$8,200	$6,100	$2,100	34%	14,500	$10,000	$4,500	45%
Net premiums written	170	151	19	13%	340	295	45	15%

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of the increase of $7.5 billion in flow insurance in-force, which increased from $106.5 billion as of June 30, 2014 to $114.0 billion as of June 30, 2015 as a result of new insurance written during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.9 billion in bulk insurance in-force, which decreased from $4.0 billion as of June 30, 2014 to $3.1 billion as of June 30, 2015 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 79% and 84% for the six months ended June 30, 2015 and 2014, respectively.

New insurance written

For the three and six months ended June 30, 2015, new insurance written increased primarily driven by an increase in the mortgage insurance originations market. The current year included a higher concentration of single premium lender paid business reflecting our selective participation in the market. Mortgage refinance originations also increased as a result of lower interest rates during the current year.

Net premiums written

Net premiums written for the three and six months ended June 30, 2015 increased due to higher new insurance written from an increase in the mortgage insurance originations market and average flow insurance in-force in the current year. New insurance written includes a higher concentration of single premium lender paid business in the current year reflecting our selective participation in the market.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Loss ratio	33%	43%	(10)%	33%	45%	(12)%
Expense ratio	23%	23%	—%	23%	24%	(1)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three months ended June 30, 2015 decreased primarily driven by a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions in the current year. The loss ratio also decreased due to an increase in net earned premiums mainly attributable to higher average flow insurance in-force in the current year.

The loss ratio for the six months ended June 30, 2015 decreased primarily driven by a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions in the current year. The prior year also included a net reserve strengthening of $17 million that did not recur. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year. The loss ratio also decreased due to an increase in net earned premiums mainly attributable to higher average flow insurance in-force in the current year.

The expense ratio for the six months ended June 30, 2015 decreased from higher net premiums written, partially offset by higher employee compensation expense from growth in sales, a write-off of software and higher premium taxes mainly attributable to higher production in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
Primary insurance:
Insured loans in-force	636,640	630,852	620,415
Delinquent loans	33,199	39,786	42,605
Percentage of delinquent loans (delinquency rate)	5.21%	6.31%	6.87%

Flow loan in-force	608,615	599,206	585,719
Flow delinquent loans	31,876	38,177	40,897
Percentage of flow delinquent loans (delinquency rate)	5.24%	6.37%	6.98%

Bulk loans in-force	28,025	31,646	34,696
Bulk delinquent loans (1)	1,323	1,609	1,708
Percentage of bulk delinquent loans (delinquency rate)	4.72%	5.08%	4.92%

A minus and sub-prime loans in-force	31,051	33,529	36,219
A minus and sub-prime loans delinquent loans	6,530	7,851	8,238
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	21.03%	23.42%	22.74%

Pool insurance:
Insured loans in-force	7,709	8,282	10,336
Delinquent loans	447	521	546
Percentage of delinquent loans (delinquency rate)	5.80%	6.29%	5.28%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 908 as of June 30, 2015, 1,109 as of December 31, 2014 and 1,147 as of June 30, 2014.

Total delinquencies related to our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,071	$58	$364	16%
4 - 11 payments	7,590	195	313	62%
12 payments or more	15,215	656	756	87%

Total	31,876	$909	$1,433	63%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2014
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,849	$76	$426	18%
4 - 11 payments	9,368	238	383	62%
12 payments or more	17,960	751	895	84%

Total	38,177	$1,065	$1,704	63%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of June 30, 2015	Percent of total reserves as of June 30, 2015 (1)	Delinquency rate
			June 30, 2015	December 31, 2014	June 30, 2014

By Region:
Southeast (2)	20%	25%	6.19%	7.89%	9.01%
South Central (3)	16	7	3.81%	4.50%	4.73%
Northeast (4)	14	31	9.61%	10.83%	11.17%
Pacific (5)	12	9	3.55%	4.51%	5.28%
North Central (6)	12	9	4.30%	5.35%	5.89%
Great Lakes (7)	10	6	3.70%	4.48%	4.90%
New England (8)	6	6	5.30%	6.34%	6.69%
Mid-Atlantic (9)	6	5	5.33%	6.32%	6.79%
Plains (10)	4	2	3.67%	4.39%	4.50%

Total	100%	100%	5.21%	6.31%	6.87%

(1)	Total reserves were $996 million as of June 30, 2015.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2015	Percent of total reserves as of June 30, 2015 (1)	Delinquency rate
			June 30, 2015	December 31, 2014	June 30, 2014
By State:
California	7%	3%	2.46%	3.09%	3.42%
Texas	7%	3%	3.79%	4.55%	4.66%
New York	6%	15%	9.72%	10.88%	11.11%
Florida	6%	16%	9.15%	12.61%	15.71%
Illinois	5%	6%	5.34%	6.76%	7.82%
Pennsylvania	4%	4%	6.57%	7.78%	8.25%
New Jersey	4%	12%	13.83%	15.15%	15.45%
Ohio	4%	2%	4.43%	5.06%	5.44%
Georgia	4%	3%	5.20%	6.39%	6.76%
Michigan	3%	1%	2.70%	3.38%	3.76%

(1)	Total reserves were $996 million as of June 30, 2015.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2015:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.08%	12.2%	$4,724	4.0%	$1,073	3.7%
2005	5.67%	12.2	4,063	3.5	1,098	3.7
2006	5.89%	17.4	6,593	5.6	1,686	5.7
2007	5.80%	37.0	16,202	13.8	4,072	13.9
2008	5.33%	17.8	14,065	12.0	3,561	12.1
2009	4.96%	0.7	2,157	1.8	498	1.7
2010	4.69%	0.6	2,786	2.4	679	2.3
2011	4.52%	0.5	3,817	3.3	965	3.3
2012	3.81%	0.5	9,711	8.3	2,485	8.5
2013	3.98%	0.6	16,812	14.4	4,237	14.4
2014	4.39%	0.5	21,815	18.6	5,467	18.6
2015	4.04%	—	14,395	12.3	3,565	12.1

Total portfolio	4.87%	100.0%	$117,140	100.0%	$29,386	100.0%

(1)	Total reserves were $996 million as of June 30, 2015.

U.S. Life Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net operating income:
U.S. Life Insurance segment:
Long-term care insurance	$10	$6	$4	67%	$20	$52	$(32)	(62)%
Life insurance	22	39	(17)	(44)%	62	60	2	3%
Fixed annuities	25	24	1	4%	56	51	5	10%

U.S. Life Insurance segment	57	69	(12)	(17)%	138	163	(25)	(15)%

Total net operating income	57	69	(12)	(17)%	138	163	(25)	(15)%
Adjustments to net operating income:
Net investment gains (losses), net	(2)	17	(19)	(112)%	(3)	18	(21)	(117)%
Expenses related to restructuring, net	(1)	—	(1)	NM (1)	(1)	—	(1)	NM (1)

Net income available to Genworth Financial, Inc.’s common stockholders	$54	$86	$(32)	(37)%	$134	$181	$(47)	(26)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$769	$762	$7	1%
Net investment income	677	671	6	1%
Net investment gains (losses)	(7)	25	(32)	(128)%
Insurance and investment product fees and other	182	175	7	4%

Total revenues	1,621	1,633	(12)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,122	1,087	35	3%
Interest credited	150	155	(5)	(3)%
Acquisition and operating expenses, net of deferrals	167	156	11	7%
Amortization of deferred acquisition costs and intangibles	75	81	(6)	(7)%
Interest expense	22	21	1	5%

Total benefits and expenses	1,536	1,500	36	2%

Income from continuing operations before income taxes	85	133	(48)	(36)%
Provision for income taxes	31	47	(16)	(34)%

Income from continuing operations	54	86	(32)	(37)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	2	(17)	19	112%
Expenses related to restructuring, net	1	—	1	NM (1)

Net operating income	$57	$69	$(12)	(17)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income:
Long-term care insurance	$10	$6	$4	67%
Life insurance	22	39	(17)	(44)%
Fixed annuities	25	24	1	4%

Total net operating income	$57	$69	$(12)	(17)%

Net operating income

•	Our long-term care insurance business increased $4 million largely as a result of net favorable adjustments of $12 million primarily reflecting corrections to our reserve calculations, partially offset by higher severity and frequency on new claims in the current year. The increase was also partially offset by $5 million of incremental reserves in connection with an accrual for profits followed by losses in the current year.

•	Our life insurance business decreased $17 million principally from unfavorable mortality in our universal life insurance products and lower investment income in the current year.

•	Our fixed annuities business increased $1 million primarily related to favorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $20 million largely from $18 million of increased premiums from in-force rate actions in the current year.

•	Our fixed annuities business decreased $11 million principally related to lower sales of our life-contingent products in the current year.

Net investment income

•	Our long-term care insurance business increased $28 million largely from higher average invested assets due to growth of our in-force block and higher gains of $6 million from bond calls and mortgage loan prepayments, partially offset by lower reinvestment yields in the current year.

•	Our life insurance business decreased $10 million largely from a $4 million unfavorable prepayment speed adjustment on structured securities in the current year compared to a $3 million favorable prepayment speed adjustment in the prior year and from lower reinvestment yields in the current year.

•	Our fixed annuities business decreased $12 million largely due to lower reinvestment yields and a decrease in average invested assets, partially offset by higher gains of $3 million from bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	In the current year, net investment losses of $3 million in our long-term care insurance business were largely related to derivative losses. Net investment gains of $3 million in the prior year were primarily related to net gains from the sale of investment securities and derivative gains.

•	Net investment gains in our life insurance business decreased $20 million predominantly from lower net investment gains from the sale of investment securities.

•	Net investment losses in our fixed annuities business increased $6 million largely from lower derivative gains in the current year.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business largely related to our universal life insurance products as a result of the aging of our in-force block and a $4 million unfavorable correction in the prior year that did not recur. These increases were partially offset by a decrease in our term universal life insurance in-force block.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $45 million principally from aging and growth of the in-force block and higher severity and frequency on new claims. The increase was also attributable to a less favorable impact from reduced benefits related to in-force rate actions of $21 million and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations in the current year.

•	Our life insurance business increased $9 million primarily related to our universal life insurance products largely from unfavorable mortality. This increase was partially offset by a decrease in our term life insurance products primarily from higher lapses of our older term life insurance products, partially offset by growth of our new term life insurance products in the current year.

•	Our fixed annuities business decreased $19 million largely attributable to lower sales of our life-contingent products, lower interest credited on reserves and favorable mortality in the current year.

Interest credited. The decrease was primarily related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

Acquisition and operating expenses, net of deferrals

•	Our life insurance business increased $7 million largely from higher net commissions due to lower deferral rates on older in-force blocks and an unfavorable premium tax adjustment in the current year.

•	Our fixed annuities business increased $3 million largely attributable to a favorable adjustment related to guarantee funds in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $3 million largely related to the write-off of present value of future profits in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which resulted in lower amortization in the current year.

•	Our fixed annuities business decreased $4 million largely attributable to higher net investment losses in the current year.

Provision for income taxes. The effective tax rate was 35.3% for the three months ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$1,547	$1,521	$26	2%
Net investment income	1,348	1,331	17	1%
Net investment gains (losses)	(11)	28	(39)	(139)%
Insurance and investment product fees and other	362	346	16	5%

Total revenues	3,246	3,226	20	1%

Benefits and expenses:
Benefits and other changes in policy reserves	2,213	2,117	96	5%
Interest credited	300	309	(9)	(3)%
Acquisition and operating expenses, net of deferrals	330	317	13	4%
Amortization of deferred acquisition costs and intangibles	148	156	(8)	(5)%
Interest expense	47	42	5	12%

Total benefits and expenses	3,038	2,941	97	3%

Income from continuing operations before income taxes	208	285	(77)	(27)%
Provision for income taxes	74	104	(30)	(29)%

Income from continuing operations	134	181	(47)	(26)%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	3	(18)	21	117%
Expenses related to restructuring, net	1	—	1	NM (1)

Net operating income	$138	$163	$(25)	(15)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income:
Long-term care insurance	$20	$52	$(32)	(62)%
Life insurance	62	60	2	3%
Fixed annuities	56	51	5	10%

Total net operating income	$138	$163	$(25)	(15)%

Net operating income

•

Our long-term care insurance business decreased $32 million largely as a result of higher severity and frequency on new claims in the current year. In the first quarter of 2015, we also recorded net unfavorable adjustments of $7 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance. These increases were partially offset by net favorable adjustments of $12 million primarily reflecting corrections to our reserve calculations recorded in the second quarter of 2015.

•	Our life insurance business increased $2 million principally from favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal life insurance products and lower investment income in the current year.

•	Our fixed annuities business increased $5 million primarily related to favorable mortality, partially offset by lower investment income in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $44 million largely from $40 million of increased premiums from in-force rate actions in the current year.

•	Our life insurance business decreased $6 million primarily related to lapse experience and lower production in the current year.

•	Our fixed annuities business decreased $12 million principally from lower sales of our life-contingent products in the current year.

Net investment income

•	Our long-term care insurance business increased $51 million largely from higher average invested assets due to growth of our in-force block and higher gains of $9 million from bond calls and mortgage loan prepayments, partially offset by lower reinvestment yields and an $8 million favorable correction to investment amortization for preferred stock in the prior year that did not recur.

•	Our life insurance business decreased $11 million largely from lower reinvestment yields in the current year.

•	Our fixed annuities business decreased $23 million largely due to lower reinvestment yields and $4 million of lower gains from limited partnerships, partially offset by higher gains of $3 million from bond calls and mortgage loan prepayments the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	In the current year, derivative gains were offset by net investment losses from the sale of investment securities in our long-term care insurance business. Net investment gains of $3 million in the prior year were primarily related to derivative gains and net investment gains from the sale of investment securities.

•	Net investment gains in our life insurance business decreased $18 million predominantly from lower net investment gains from the sale of investment securities in the current year.

•	In the current year, net investment losses of $17 million in our fixed annuities business were principally related to losses on embedded derivatives related to our fixed indexed annuities, net investment losses from the sale of investment securities and impairments, partially offset by derivative gains. Net investment gains of $1 million in the prior year were primarily related to derivative gains, mostly offset by losses on embedded derivatives related to our fixed indexed annuities.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business largely related to our universal life insurance products driven by higher income from certain older in-force policies and a $4 million unfavorable correction in the prior year that did not recur. These increases were partially offset by a decrease in our term universal life insurance product predominantly related to higher terminations in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $147 million principally from aging and growth of the in-force block and higher severity and frequency on new claims. The increase was also attributable to a less favorable impact from reduced benefits related to in-force rate actions of $41 million and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year. In the first quarter of 2015, we also recorded net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance. These increases were partially offset by net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations recorded in the second quarter of 2015.

•	Our life insurance business decreased $22 million primarily related to our term life insurance products largely from favorable mortality, higher ceded reinsurance, lower reserves on older in-force blocks and higher lapses in the current year. These decreases were partially offset by unfavorable mortality in our universal life insurance products in the current year.

•	Our fixed annuities business decreased $29 million predominantly attributable to lower sales of our life-contingent products, favorable mortality and lower interest credited on reserves in the current year.

Interest credited. The decrease was mainly related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $3 million predominantly from higher marketing costs, partially offset by lower production in the current year.

•	Our life insurance business increased $8 million largely from higher net commissions due to lower deferral rates on older in-force blocks in the current year.

•	Our fixed annuities business increased $2 million largely attributable to a favorable adjustment related to guarantee funds in the prior year that did not recur.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $3 million largely related to the write-off of present value of future profits in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which resulted in lower amortization in the current year.

•	Our life insurance business increased $5 million largely from higher lapses in our term life insurance products in the current year.

•	Our fixed annuities business decreased $10 million largely attributable to higher net investment losses in the current year.

Interest expense. Interest expense increased driven by our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves in the current year.

Provision for income taxes. The effective tax rate decreased to 35.3% for the six months ended June 30, 2015 from 36.5% for the six months ended June 30, 2014. The decrease in the effective tax rate was primarily attributable to state income taxes.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net earned premiums:
Individual long-term care insurance	$571	$553	$18	3%	$1,132	$1,092	$40	4%
Group long-term care insurance	26	24	2	8%	54	50	4	8%

Total	$597	$577	$20	3%	$1,186	$1,142	$44	4%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$8	$24	$(16)	(67)%	$18	$45	$(27)	(60)%
Group long-term care insurance	1	2	(1)	(50)%	2	3	(1)	(33)%

Total	$9	$26	$(17)	(65)%	$20	$48	$(28)	(58)%

Loss ratio	73%	73%	—%		73%	68%	5%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and six months ended June 30, 2015 mainly attributable to increased premiums from in-force rate actions of $18 million and $40 million, respectively, in the current year.

Annualized first-year premiums and deposits decreased principally from higher pricing on the product launched in 2014 and certain distributor suspensions driven by rating agency actions in the fourth quarter of 2014.

The loss ratio was flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as higher severity and frequency on new claims and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses was offset by net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations in the current year.

The loss ratio increased for the six months ended June 30, 2015 largely from higher severity and frequency on new claims and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year. In the first quarter of 2015, we also recorded net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance. These increases were partially offset by net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations recorded in the second quarter of 2015.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Term and whole life insurance
Net earned premiums	$169	$171	$(2)	(1)%	$348	$354	$(6)	(2)%
Sales	9	14	(5)	(36)%	18	27	(9)	(33)%
Term universal life insurance
Net deposits	$68	$70	$(2)	(3)%	$134	$139	$(5)	(4)%
Universal life insurance
Net deposits	$121	$140	$(19)	(14)%	$262	$268	$(6)	(2)%
Sales:
Universal life insurance	4	7	(3)	(43)%	8	13	(5)	(38)%
Linked-benefits	2	5	(3)	(60)%	6	7	(1)	(14)%
Total life insurance
Net earned premiums and deposits	$358	$381	$(23)	(6)%	$744	$761	$(17)	(2)%
Sales:
Term life insurance	9	14	(5)	(36)%	18	27	(9)	(33)%
Universal life insurance	4	7	(3)	(43)%	8	13	(5)	(38)%
Linked-benefits	2	5	(3)	(60)%	6	7	(1)	(14)%

	As of June 30,		Percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Term and whole life insurance
Life insurance in-force, net of reinsurance	$314,901	$341,383	(8)%
Life insurance in-force before reinsurance	517,852	524,743	(1)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$126,687	$130,270	(3)%
Life insurance in-force before reinsurance	127,657	131,296	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$41,108	$42,454	(3)%
Life insurance in-force before reinsurance	47,588	49,004	(3)%
Total life insurance
Life insurance in-force, net of reinsurance	$482,696	$514,107	(6)%
Life insurance in-force before reinsurance	693,097	705,043	(2)%

Term and whole life insurance

Net earned premiums decreased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the runoff of the older in-force block and lower production in the current year. Sales of our term life insurance product have decreased predominantly related to our focus on shifting to a broader portfolio of competitive universal life insurance products. The decrease in life insurance in-force was principally related to a reinsurance transaction and higher lapses in the current year.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased primarily related to the suspension of certain product sales following the rating agency actions in the fourth quarter of 2014. Our life insurance in-force decreased primarily from higher lapses of older issued policies and lower deposits in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Single Premium Deferred Annuities
Account value, beginning of period	$12,477	$12,070	$12,437	$11,807
Deposits	214	404	524	900
Surrenders, benefits and product charges(1)	(357)	(331)	(709)	(644)

Net flows	(143)	73	(185)	256
Interest credited and investment performance(1)	84	90	166	170

Account value, end of period	$12,418	$12,233	$12,418	$12,233

Single Premium Immediate Annuities
Account value, beginning of period	$5,725	$5,875	$5,763	$5,837
Premiums and deposits	36	59	76	108
Surrenders, benefits and product charges	(198)	(213)	(409)	(428)

Net flows	(162)	(154)	(333)	(320)
Interest credited	63	67	127	135
Effect of accumulated net unrealized investment gains (losses)	(184)	103	(115)	239

Account value, end of period	$5,442	$5,891	$5,442	$5,891

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,077	$1,092	$1,078	$1,093
Surrenders, benefits and product charges	(18)	(21)	(33)	(36)

Net flows	(18)	(21)	(33)	(36)
Interest credited	15	14	29	28

Account value, net of reinsurance, end of period	$1,074	$1,085	$1,074	$1,085

Total premiums from fixed annuities	$3	$14	$13	$25

Total deposits from fixed annuities	$247	$449	$587	$983

(1)	Amounts for prior periods have been re-presented as a result of classification differences between surrenders, benefits and product charges and interest credited and investment performance. There was no impact on total account value, end of the period from the classification changes.

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased compared to March 31, 2015 and December 31, 2014 as surrenders and benefits outpaced deposits and interest credited and investment performance. Sales declined primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased compared to March 31, 2015 and December 31, 2014 as surrenders and net unrealized investment losses exceeded premiums and deposits and interest credited. Sales declined primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

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

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net operating income (loss):
Runoff segment	$9	$15	$(6)	(40)%	$20	$27	$(7)	(26)%
Corporate and Other activities	(57)	(66)	9	14%	(111)	(118)	7	6%

Total net operating loss	(48)	(51)	3	6%	(91)	(91)	—	—%
Adjustments to net operating loss:
Net investment gains (losses), net	(1)	(1)	—	—%	5	(12)	17	142%
Expenses from restructuring, net	(1)	—	(1)	NM (1)	(1)	—	(1)	NM (1)
Income (loss) from discontinued operations, net of taxes	(314)	4	(318)	NM (1)	(313)	13	(326)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	$(364)	$(48)	$(316)	NM (1)	$(400)	$(90)	$(310)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Runoff segment

Segment results of operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$1	$1	$—	—%
Net investment income	40	33	7	21%
Net investment gains (losses)	(8)	3	(11)	NM (1)
Insurance and investment product fees and other	49	52	(3)	(6)%

Total revenues	82	89	(7)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	11	6	5	83%
Interest credited	31	29	2	7%
Acquisition and operating expenses, net of deferrals	21	20	1	5%
Amortization of deferred acquisition costs and intangibles	10	10	—	—%
Interest expense	1	1	—	—%

Total benefits and expenses	74	66	8	12%

Income from continuing operations before income taxes	8	23	(15)	(65)%
Provision for income taxes	2	5	(3)	(60)%

Income from continuing operations	6	18	(12)	(67)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	3	(3)	6	200%

Net operating income	$9	$15	$(6)	(40)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased primarily related to our variable annuity products largely driven by unfavorable equity market performance and unfavorable mortality in the current year.

Revenues

Net investment income increased primarily due to $5 million of higher gains from limited partnership in the current year.

Net investment losses in the current year were largely from derivative losses and net investment losses from the sale of investment securities, partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year. Net investment gains in the prior year were principally from derivative gains.

Insurance and investment product fees and other decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to unfavorable mortality and an increase in our GMDB reserves in our variable annuity products due to unfavorable equity market performance in the current year.

Provision for income taxes. The effective tax rate decreased to 19.3% for the three months ended June 30, 2015 from 21.7% for the three months ended June 30, 2014. The decrease in the effective tax rate was primarily attributable to benefits from tax favored investments.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$1	$2	$(1)	(50)%
Net investment income	71	65	6	9%
Net investment gains (losses)	(14)	(10)	(4)	(40)%
Insurance and investment product fees and other	98	105	(7)	(7)%

Total revenues	156	162	(6)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	18	14	4	29%
Interest credited	61	58	3	5%
Acquisition and operating expenses, net of deferrals	40	40	—	—%
Amortization of deferred acquisition costs and intangibles	15	21	(6)	(29)%
Interest expense	1	1	—	—%

Total benefits and expenses	135	134	1	1%

Income from continuing operations before income taxes	21	28	(7)	(25)%
Provision for income taxes	5	5	—	—%

Income from continuing operations	16	23	(7)	(30)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	4	4	—	—%

Net operating income	$20	$27	$(7)	(26)%

Net operating income

Net operating income decreased primarily related to our variable annuity products largely driven by less favorable equity market performance and unfavorable mortality in the current year.

Revenues

Net investment income increased primarily due to $5 million of higher gains from limited partnership in the current year.

Net investment losses increased primarily related to derivative losses in the current year compared to derivative gains in the prior year. The increase was also attributable to higher net investment losses from the sale of investment securities. These increases were partially offset by gains on embedded derivatives associated with our variable annuity products with GMWBs in the current year compared to losses in the prior year.

Insurance and investment product fees and other decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to unfavorable mortality and an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products principally from less favorable equity market performance in the current year.

Provision for income taxes. The effective tax rate increased to 23.5% for the six months ended June 30, 2015 from 17.9% for the six months ended June 30, 2014. The increase in the effective tax rate was primarily attributable to a change in the valuation allowance in the prior year and a decrease in tax favored investment benefits in the current year compared to the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$5,595	$5,990	$5,666	$6,061
Deposits	10	13	19	29
Surrenders, benefits and product charges	(194)	(210)	(384)	(408)

Net flows	(184)	(197)	(365)	(379)
Interest credited and investment performance	(70)	191	40	302

Account value, end of period	$5,341	$5,984	$5,341	$5,984

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,422	$1,598	$1,455	$1,643
Deposits	5	4	7	7
Surrenders, benefits and product charges	(66)	(80)	(141)	(158)

Net flows	(61)	(76)	(134)	(151)
Interest credited and investment performance	10	61	50	91

Account value, net of reinsurance, end of period	$1,371	$1,583	$1,371	$1,583

Variable Life Insurance
Account value, beginning of period	$316	$313	$313	$316
Deposits	2	2	4	4
Surrenders, benefits and product charges	(14)	(8)	(22)	(19)

Net flows	(12)	(6)	(18)	(15)
Interest credited and investment performance	5	10	14	16

Account value, end of period	$309	$317	$309	$317

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

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to March 31, 2015 primarily related to surrenders and less favorable equity market performance in the second quarter of 2015. The decrease in account value compared to December 31, 2014 was mainly attributable to surrenders outpacing favorable equity market performance during the first half of 2015 and interest credited. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value compared to March 31, 2015 and December 31, 2014 was primarily the result of surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
GICs, FABNs and Funding Agreements
Account value, beginning of period	$491	$891	$493	$896
Surrenders and benefits	(1)	(225)	(4)	(232)

Net flows	(1)	(225)	(4)	(232)
Interest credited	1	1	2	3

Account value, end of period	$491	$667	$491	$667

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. We consider the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Net investment income	$—	$1	$(1)	(100)%
Net investment gains (losses)	3	(6)	9	150%
Insurance and investment product fees and other	(10)	1	(11)	NM (1)

Total revenues	(7)	(4)	(3)	(75)%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	13	13	—	—%
Interest expense	74	82	(8)	(10)%

Total benefits and expenses	87	95	(8)	(8)%

Loss from continuing operations before income taxes	(94)	(99)	5	5%
Provision (benefit) for income taxes	(38)	(29)	(9)	(31)%

Loss from continuing operations	(56)	(70)	14	20%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	(2)	4	(6)	(150)%
Expenses related to restructuring, net	1	—	1	NM (1)

Net operating loss	$(57)	$(66)	$9	14%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss decreased as a result of higher tax benefits and lower interest expense, partially offset by losses in the current year from non-functional currency transactions.

Revenues

Net investment gains in the current year were mainly from derivative gains, partially offset by losses from the sale of investment securities. Net investment losses in the prior year were driven by derivative losses, partially offset by gains from the sale of investment securities.

Insurance and investment product fees and other decreased mainly as a result of losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Interest expense decreased largely driven by the repayment of $485 million of senior notes in June 2014.

The income tax benefit increased primarily attributable to favorable prior year true ups in the current year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Net investment income	$(6)	$(7)	$1	14%
Net investment gains (losses)	14	(11)	25	NM (1)
Insurance and investment product fees and other	(10)	1	(11)	NM (1)

Total revenues	(2)	(17)	15	88%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	19	23	(4)	(17)%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	149	164	(15)	(9)%

Total benefits and expenses	169	188	(19)	(10)%

Loss from continuing operations before income taxes	(171)	(205)	34	17%
Benefit for income taxes	(68)	(79)	11	14%

Loss from continuing operations	(103)	(126)	23	18%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	(9)	8	(17)	NM (1)
Expenses related to restructuring, net	1	—	1	NM (1)

Net operating loss	$(111)	$(118)	$7	6%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss decreased primarily attributable to lower interest expense, partially offset by losses in the current year from non-functional currency transactions.

Revenues

Net investment gains in the current year were mainly from derivative gains, partially offset by losses from the sale of investment securities. Net investment losses in the prior year were driven by derivative losses, partially offset by gains from the sale of investment securities.

Insurance and investment product fees and other decreased mainly as a result of losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased from lower net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the repayment of $485 million of senior notes in June 2014.

The income tax benefit decreased primarily attributable to additional tax expense required to offset tax benefits reported by the business segments in the current year and favorable state and federal true ups in the prior year, partially offset by a decrease in the expense related to stock compensation compared to the prior year.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
(Amounts in millions)	2015		2014		2015 vs. 2014
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$645	4.8%	$658	(0.2)%	$(13)
Fixed maturity securities—non-taxable	3.5%	3	3.5%	3	—%	—
Commercial mortgage loans	5.4%	83	5.5%	81	(0.1)%	2
Restricted commercial mortgage loans related to securitization entities	7.2%	3	6.7%	4	0.5%	(1)
Equity securities	5.6%	4	5.5%	4	0.1%	—
Other invested assets	29.8%	37	19.2%	25	10.6%	12
Restricted other invested assets related to securitization entities	1.0%	1	1.0%	1	—%	—
Policy loans	9.1%	35	8.7%	32	0.4%	3
Cash, cash equivalents and short-term investments	0.3%	4	0.7%	7	(0.4)%	(3)

Gross investment income before expenses and fees	4.6%	815	4.7%	815	(0.1)%	—
Expenses and fees	(0.1)%	(22)	(0.1)%	(24)	—%	2

Net investment income	4.5%	$793	4.6%	$791	(0.1)%	$2

Average invested assets and cash		$70,082		$68,554		$1,528

	Six months ended June 30,				Increase (decrease)
	2015		2014		2015 vs. 2014
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,277	4.7%	$1,297	(0.1)%	$(20)
Fixed maturity securities—non-taxable	3.5%	6	3.6%	6	(0.1)%	—
Commercial mortgage loans	5.5%	168	5.5%	164	—%	4
Restricted commercial mortgage loans related to securitization entities	7.4%	7	7.1%	8	0.3%	(1)
Equity securities	5.8%	8	5.4%	8	0.4%	—
Other invested assets	31.4%	77	20.2%	54	11.2%	23
Restricted other invested assets related to securitization entities	1.0%	2	1.0%	2	—%	—
Policy loans	8.9%	68	8.6%	63	0.3%	5
Cash, cash equivalents and short-term investments	0.3%	7	0.6%	12	(0.3)%	(5)

Gross investment income before expenses and fees	4.6%	1,620	4.7%	1,614	(0.1)%	6
Expenses and fees	(0.1)%	(46)	(0.1)%	(47)	—%	1

Net investment income	4.5%	$1,574	4.6%	$1,567	(0.1)%	$7

Average invested assets and cash		$69,987		$68,361		$1,626

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

For the three months ended June 30, 2015, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year. These decreases were partially offset by $10 million of higher gains related to bond calls and mortgage loan prepayments and $7 million of higher gains related to limited partnerships in the current year. The three months ended June 30, 2015 included a decrease of $10 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2015, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year. These decreases were partially offset by $14 million of higher gains related to bond calls and mortgage loan prepayments and $3 million of higher gains related to limited partnerships in the current year. The six months ended June 30, 2015 included a decrease of $17 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2015	2014	2015	2014
Available-for-sale securities:
Realized gains	$20	$38	$35	$44
Realized losses	(6)	(14)	(18)	(37)

Net realized gains (losses) on available-for-sale securities	14	24	17	7

Impairments:
Total other-than-temporary impairments	—	(2)	(3)	(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	—	(2)	(3)	(3)

Trading securities	(16)	8	(10)	20
Commercial mortgage loans	2	3	4	6
Net gains (losses) related to securitization entities	2	9	10	15
Derivative instruments	6	(7)	(26)	(28)
Other	—	(1)	—	(1)

Net investment gains (losses)	$8	$34	$(8)	$16

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

•	We did not record any impairments during the three months ended June 30, 2015. We recorded $2 million of net other-than-temporary impairments during the three months ended June 30, 2014. Of total impairments during the three months ended June 30, 2014, $1 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $1 million related to commercial mortgage loans.

•

Net investment gains related to derivatives of $6 million during the three months ended June 30, 2015 were primarily associated with gains related to derivatives used to hedge foreign currency risk associated with assets held and expected dividend payments from certain foreign subsidiaries. In addition, there were GMWB gains. These gains were partially offset by losses related to fixed index annuity embedded derivatives and ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to an increase in long-term interest rates.

Net investment losses related to derivatives of $7 million during the three months ended June 30, 2014 were primarily associated with GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries, as well as losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk of assets held and proceeds from the IPO of our Australian mortgage insurance business. In addition, there were gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates.

•	We recorded $16 million of losses related to trading securities during the three months ended June 30, 2015 compared to $8 million of gains during the three months ended June 30, 2014 due to unrealized losses resulting from changes in the long-term interest rate environment in the current year. We recorded lower net gains of $10 million related to the sale of available-for-sale securities during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We recorded $7 million of lower net gains related to securitization entities during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily related to losses on trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives in the current year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

•	We recorded $3 million of net other-than-temporary impairments during the six months ended June 30, 2015 and 2014. During the six months ended June 30, 2015 and 2014, we recorded impairments of $3 million and $2 million, respectively, related to commercial mortgage loans. Of total impairments during the six months ended 2014, $1 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities.

•	Net investment losses related to derivatives of $26 million during the six months ended June 30, 2015 were primarily associated with losses related to derivatives used to hedge foreign currency risk associated with assets held. In addition, there were GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation and losses related to fixed annuity embedded derivatives. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•

We recorded $10 million of losses related to trading securities during the six months ended June 30, 2015 compared to $20 million of gains during the six months ended June 30, 2014 resulting from changes in the long-term interest rate environment. We recorded higher net gains of $10 million related to the sale of available-for-sale securities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We recorded $5 million of lower net gains related to securitization entities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily related to losses on trading securities in the current year compared to gains in the prior year, partially offset by higher gains on derivatives.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,178	60%	$46,044	60%
Private	15,390	20	15,232	20
Commercial mortgage loans	6,175	8	6,100	8
Other invested assets	2,191	3	2,244	3
Policy loans	1,584	2	1,501	2
Restricted other invested assets related to securitization entities	410	1	411	1
Equity securities, available-for-sale	299	1	275	—
Restricted commercial mortgage loans related to securitization entities	181	—	201	—
Cash and cash equivalents	4,100	5	4,716	6

Total cash, cash equivalents and invested assets	$75,508	100%	$76,724	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2015, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,041	$729	$—	$(49)	$—	$5,721
State and political subdivision	2,259	168	—	(38)	—	2,389
Non-U.S. government (1)	1,841	132	—	(3)	—	1,970
U.S. corporate:
Utilities	3,359	399	—	(24)	—	3,734
Energy	2,666	210	—	(26)	—	2,850
Finance and insurance	5,245	414	19	(42)	—	5,636
Consumer—non-cyclical	3,623	385	—	(26)	—	3,982
Technology and communications	2,276	147	—	(23)	—	2,400
Industrial	1,222	79	—	(19)	—	1,282
Capital goods	1,843	206	—	(12)	—	2,037
Consumer—cyclical	1,734	114	—	(14)	—	1,834
Transportation	940	88	—	(11)	—	1,017
Other	355	25	—	(1)	—	379

Total U.S. corporate (1)	23,263	2,067	19	(198)	—	25,151

Non-U.S. corporate:
Utilities	873	44	—	(4)	—	913
Energy	1,868	136	—	(30)	—	1,974
Finance and insurance	2,738	177	1	(6)	—	2,910
Consumer—non-cyclical	782	32	—	(14)	—	800
Technology and communications	1,018	49	—	(10)	—	1,057
Industrial	1,171	49	—	(25)	—	1,195
Capital goods	629	27	—	(9)	—	647
Consumer—cyclical	588	15	—	(1)	—	602
Transportation	561	61	—	(2)	—	620
Other	2,866	223	—	(10)	—	3,079

Total non-U.S. corporate (1)	13,094	813	1	(111)	—	13,797

Residential mortgage-backed (2)	4,759	333	12	(18)	(1)	5,085
Commercial mortgage-backed	2,473	118	4	(13)	—	2,582
Other asset-backed (2)	3,887	24	1	(39)	—	3,873

Total fixed maturity securities	56,617	4,384	37	(469)	(1)	60,568
Equity securities	299	8	—	(8)	—	299

Total available-for-sale securities	$56,916	$4,392	$37	$(477)	$(1)	$60,867

(1)	Fair value included European periphery exposure of $403 million in Ireland, $185 million in Spain, $116 million in Italy and $15 million in Portugal.
(2)	Fair value included $78 million collateralized by Alt-A residential mortgage loans and $49 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
State and political subdivision	2,013	236	—	(27)	—	2,222
Non-U.S. government (1)	1,778	144	—	(2)	—	1,920
U.S. corporate:
Utilities	3,292	577	—	(5)	—	3,864
Energy	2,498	265	—	(21)	—	2,742
Finance and insurance	5,109	537	20	(13)	—	5,653
Consumer—non-cyclical	3,489	538	—	(8)	—	4,019
Technology and communications	2,112	217	—	(4)	—	2,325
Industrial	1,195	100	—	(8)	—	1,287
Capital goods	1,748	263	—	(5)	—	2,006
Consumer—cyclical	1,750	158	—	(8)	—	1,900
Transportation	929	114	—	(4)	—	1,039
Other	370	31	—	—	—	401

Total U.S. corporate (1)	22,492	2,800	20	(76)	—	25,236

Non-U.S. corporate:
Utilities	867	48	—	(2)	—	913
Energy	1,925	163	—	(38)	—	2,050
Finance and insurance	2,812	203	—	(3)	—	3,012
Consumer—non-cyclical	780	41	—	(9)	—	812
Technology and communications	999	71	—	(4)	—	1,066
Industrial	1,178	65	—	(18)	—	1,225
Capital goods	605	31	—	(5)	—	631
Consumer—cyclical	535	14	—	—	—	549
Transportation	525	70	—	(1)	—	594
Other	3,169	257	—	(15)	—	3,411

Total non-U.S. corporate (1)	13,395	963	—	(95)	—	14,263

Residential mortgage-backed (2)	4,871	362	13	(17)	(1)	5,228
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed (2)	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	55,854	5,666	38	(281)	(1)	61,276
Equity securities	250	32	—	(7)	—	275

Total available-for-sale securities	$56,104	$5,698	$38	$(288)	$(1)	$61,551

(1)	Fair value included European periphery exposure of $230 million in Ireland, $172 million in Spain, $118 million in Italy and $16 million in Portugal.
(2)	Fair value included $56 million collateralized by sub-prime residential mortgage loans and $86 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities decreased $708 million principally from lower net unrealized gains attributable to changes in interest rates in the current year, partially offset by purchases exceeding sales and maturities.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $24 million and $21 million as of June 30, 2015 and December 31, 2014, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the six months ended June 30, 2015, our exposure to the peripheral European countries increased by $183 million to $719 million with unrealized gains of $38 million. Our exposure as of June 30, 2015 was diversified with direct exposure to local economies of $201 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $106 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $412 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$636	357	36%	$—	—
2005	704	182	50%	1	1
2006	741	200	56%	—	—
2007	599	136	60%	—	—
2008	224	51	62%	12	2
2009	—	—	—%	—	—
2010	106	47	44%	—	—
2011	257	52	55%	—	—
2012	635	93	60%	—	—
2013	834	138	63%	—	—
2014	948	150	68%	—	—
2015	510	69	68%	—	—

Total	$6,194	1,475	58%	$13	3

(1)	Represents weighted-average loan-to-value as of June 30, 2015.

	December 31, 2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$722	393	37%	$—	—
2005	875	225	53%	—	—
2006	802	215	59%	2	1
2007	664	148	68%	—	—
2008	230	51	63%	6	1
2009	—	—	—%	—	—
2010	115	54	44%	—	—
2011	264	53	56%	—	—
2012	647	94	60%	—	—
2013	845	138	64%	—	—
2014	959	150	69%	—	—

Total	$6,123	1,521	59%	$8	2

(1)	Represents weighted-average loan-to-value as of December 31, 2014.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$859	39%	$1,132	51%
Trading securities	368	17	241	11
Short-term investments	359	17	274	12
Securities lending collateral	337	15	289	13
Limited partnerships	216	10	252	11
Other investments	52	2	56	2

Total other invested assets	$2,191	100%	$2,244	100%

Derivatives decreased primarily attributable to changes in the long-term interest rate environment in the current year. Trading securities and short-term investments increased from higher net purchases in the current year.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	June 30, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(24)	$11,937
Inflation indexed swaps	Notional	571	7	(10)	568
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	7	(34)	12,540

Total derivatives designated as hedges		12,567	7	(34)	12,540

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	500	(642)	4,932
Interest rate swaps related to securitization entities	Notional	77	—	(6)	71
Credit default swaps	Notional	394	—	(250)	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	994	324	(308)	1,010
Financial futures	Notional	1,331	2,788	(2,876)	1,243
Equity return swaps	Notional	108	166	(133)	141
Foreign currency swaps	Notional	104	14	—	118
Other foreign currency contracts	Notional	425	685	(645)	465

Total derivatives not designated as hedges		8,819	4,477	(4,860)	8,436

Total derivatives		$21,386	$4,484	$(4,894)	$20,976

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	June 30, 2015
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(1,531)	37,484
Fixed index annuity embedded derivatives	Policies	13,901	2,066	(199)	15,768
Indexed universal life embedded derivatives	Policies	421	296	(8)	709

The decrease in the notional value of derivatives was primarily attributable to a decrease in credit default swaps from maturity and from a decrease in our non-qualified interest rate swaps related to our interest rate hedging strategy associated with our long-term care insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales in the current year.

Consolidated Balance Sheets

Total assets. Total assets decreased $2,194 million from $111,358 million as of December 31, 2014 to $109,164 million as of June 30, 2015.

•	Cash, cash equivalents and invested assets decreased $1,216 million primarily from a decrease of $616 million in cash and cash equivalents and $600 million in invested assets. Our fixed maturity securities portfolio decreased $708 million principally attributable to lower net unrealized gains attributable to changes in interest rates in the current year, partially offset by purchases exceeding sales and maturities.

•	Other assets increased $101 million primarily from due from broker receivable attributable to the timing of investment trades in the current year.

•	Separate account assets decreased $506 million as death and surrender benefits exceeded favorable market performance in the current year.

Total liabilities. Total liabilities decreased $1,124 million from $94,561 million as of December 31, 2014 to $93,437 million as of June 30, 2015.

•	Future policy benefits increased $383 million primarily driven by an increase of $730 million in our long-term care insurance business largely from the aging and growth of the in-force block, partially offset by a decrease of $312 million in our fixed annuities business mainly from lower production in the current year.

•	Unearned premiums decreased $116 million primarily driven by our international mortgage insurance business largely attributable to changes in foreign exchange rates in the current year.

•	Other liabilities decreased $146 million mainly related to foreign tax payments as well as decreases related to our repurchase agreement program and derivative counterparty collateral in the current year. These decreases were partially offset by an increase in the due to broker payable attributable to the timing of investment trades in the current year.

•	Deferred tax liability decreased $600 million primarily from a decrease in unrealized net investment gains in the current year.

•	Separate account liabilities decreased $506 million as death and surrender benefits exceeded favorable market performance in the current year.

Total stockholders’ equity. Total stockholders’ equity decreased $1,070 million from $16,797 million as of December 31, 2014 to $15,727 million as of June 30, 2015.

•	Additional paid-in capital decreased $57 million largely attributable to the additional sale of our shares of our Australian mortgage insurance business in May 2015, which reduced our ownership percentage from 66.2% to 52.0%.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $39 million during the six months ended June 30, 2015.

•	Accumulated other comprehensive income (loss) decreased $1,137 million predominantly attributable to lower net unrealized investment gains and derivatives qualifying as hedges mainly related to changes in the long-term interest rate environment in the current year. Foreign currency translation also decreased related to the strengthening of the U.S. dollar in the current year.

•	Noncontrolling interests increased $163 million predominately attributable to the additional sale of our shares of our Australian mortgage insurance business in May 2015, which reduced our ownership percentage from 66.2% to 52.0%.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2015	2014
Net cash from operating activities	$511	$578
Net cash from investing activities	(1,261)	(938)
Net cash from financing activities	127	230

Net decrease in cash before foreign exchange effect	$(623)	$(130)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Cash inflows from operating activities in the current year decreased compared to the prior year primarily from purchases of trading securities in the current year compared to sales of trading securities in the prior year and a decrease in cash collateral received from counterparties primarily as a result of the change in derivatives, partially offset by lower tax payments in the current year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Cash outflows from investing activities in the current year increased compared to the prior year from net purchases of short-term investments in the current year compared to net maturities and sales of short-term investments in the prior year as well as higher purchases in excess of maturities and sales of fixed maturity securities in the current year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. Cash inflows from financing activities in the current year decreased compared to the prior year primarily from lower deposits to our investment contracts. In 2015, the proceeds from the sale of additional shares of our Australian mortgage insurance business in May 2015 were partially offset by higher cash dividends paid to noncontrolling interests related to our Australian mortgage insurance business. In 2014, the proceeds from the IPO of 33.8% of our Australian mortgage insurance business and the issuance of senior notes by Genworth Canada were mostly offset by the repayment of senior notes in that year.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary. See note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our securities lending program.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. See note 8 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our repurchase program.

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

Genworth Holdings had $904 million and $953 million of cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, cash and cash equivalents of Genworth Holdings included approximately $70 million of restricted cash. Genworth Holdings also held $250 million and $150 million in U.S. government securities as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015, we received dividends from our international subsidiaries of $352 million, of which $220 million was received in the second quarter of 2015. Dividends in the second quarter of 2015 included $173 million of proceeds from the sale of additional shares in our Australian mortgage insurance business in May 2015 and we expect approximately $50 million of the remaining proceeds to be distributed to Genworth Holdings through payments made under tax sharing agreements in the third quarter of 2015. We also made capital contributions to one of our life subsidiaries of $25 million during the six months ended June 30, 2015.

In July 2015, Genworth Holdings purchased for approximately $200 million preferred shares of one of our life insurance subsidiaries that were previously held by our U.S. mortgage insurance subsidiaries in order to assist those subsidiaries with their progress in complying with the final PMIERs by the effective date.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2015, our total cash, cash equivalents and invested assets were $75.5 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 32% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2015.

We have previously disclosed that we would need additional capital of $500 million to $700 million to be fully compliant with the final PMIERs by the effective date of December 31, 2015. In July 2015, GMICO took several actions to raise additional capital including the sale of its ownership interest in affiliated preferred securities to Genworth Holdings in exchange for approximately $200 million cash. In July 2015, GMICO also executed two reinsurance transactions, one of which is still subject to GSE approval. After giving effect to these transactions which generated approximately $500 million of additional PMIERs capital credit and completion of a planned internal restructuring, the implementation of which is subject to regulatory approval, we believe our U.S. mortgage insurance business would be compliant with the final PMIERs capital requirements as of June 30, 2015. We intend to continue to further increase capital levels at GMICO throughout the remainder of the year, through additional reinsurance transactions and contributions of holding company cash, to provide appropriate flexibility in excess of the specific PMIERs capital requirements.

In April 2015, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may purchase from time to time over the next 12 months, up to an aggregate of 4.7 million of its issued and outstanding common shares. In May 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through the NCIB. We participated in the NCIB in order to maintain our overall ownership percentage at 57.3% and received $23 million in cash.

Subsequent to the end of the second quarter of 2015, on July 3, 2015, our indirect majority-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$200 million of subordinated floating rate notes due 2025 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the six months ended June 30, 2015 or 2014.

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

During the first quarter of 2015, there was little change in the credit spreads for most fixed-income asset classes; however, in the second quarter of 2015, credit spreads generally widened. In 2015, U.S. Treasury yields remained at historically low levels. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the second quarter of 2015, the U.S. dollar strengthened against currencies in Australia, Canada and the United Kingdom, as well as the Euro compared to the second quarter of 2014 but weakened compared to the first quarter of 2015. The overall strengthening of the U.S. dollar in the second quarter of 2015 generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely as a result of a material weakness in our internal control over financial reporting as disclosed in our 2014 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2014 was also present as of June 30, 2015 as we are working to implement enhanced control procedures and plan to complete and test them during 2015.

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

Remediation Status

We are currently working to remediate this material weakness and are executing on our detailed project plan for remediation. We have separated our actuarial team responsibilities to provide that one team develops and implements all significant assumption and methodology changes to our long-term care insurance claim reserves while another team determines the nature and scope of the review required as a result of the changes, and then executes the review process. In addition, we have re-designed the “review control” over the implementation of assumption and methodology changes to our claim reserves. The re-designed control includes testing of our claim reserves calculation, on an individual claim basis, from the point at which the claim record is included in our policy administration system through the point at which the reserve is reported in our consolidated financial statements. We are currently testing the design of our changes to actuarial team responsibilities and the re-designed “review control.” These control enhancements are intended to ensure that assumption and methodology changes to our long-term care insurance claim reserves function as intended.

We believe these measures will remediate the control deficiency identified above and will strengthen our internal control over financial reporting for the calculation of our long-term care insurance claim reserves. We will test the ongoing operating effectiveness of the enhanced controls and plan to complete our testing during 2015. We will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2015

During the three months ended June 30, 2015, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the internal control changes described above.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 7 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2014 Annual Report on Form 10-K, as updated in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2015.

We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.

In connection with the release of our results for the fourth quarter of 2014, we announced that we had commenced a review of a broad range of strategic options to maximize long-term stockholder value. We continue to pursue our strategic options with a focus in three areas: (1) strengthening our mortgage insurance businesses and the capital, earnings and sales of our long-term care insurance business; (2) simplifying our businesses with a focus on increasing the value of our life insurance and annuities businesses through more targeted products and deeper producer relationships; repatriating our BLAIC long-term care insurance business; and assessing our ownership of our Australian mortgage insurance business; and (3) increasing our financial strength and flexibility through initiatives such as a multi-step restructuring plan targeting cash savings in excess of $100 million by the end of 2016 as well as reducing holding company debt levels. In addition, we announced the planned sale of our lifestyle protection insurance business, which had previously been designated as a non-core business for us. We reported a significant loss on the sale of our lifestyle protection insurance business given its book value prior to recording the anticipated sale. We cannot be sure we will be able to successfully develop and execute on any of our strategic plans to effectively address our current business challenges (including with respect to our long-term care insurance business, ratings and capital), including as a result of: (a) our inability to complete the planned sale of our lifestyle protection insurance business at all or on terms anticipated and failure to attract buyers for any other businesses or other assets we may seek to sell, or securities we may seek to issue (if any), in each case, in a timely manner on anticipated, or otherwise acceptable terms; (b) our inability to generate required capital; (c) our failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents or anticipated credit or financial strength ratings; (d) our challenges changing or being more costly or difficult to successfully address than we currently anticipate or the benefits achieved being less than we anticipate; (e) our inability to successfully develop more targeted product features and benefits, strengthen relationships with producers or achieve anticipated cost-savings; and (f) adverse tax or accounting charges. The sale of our lifestyle protection insurance business remains subject to certain closing conditions, including regulatory approvals, and we cannot predict with certainty whether or when this transaction will close or the impact that foreign exchange fluctuations or any purchase price adjustments will have on anticipated proceeds. In addition, even if we are successful in developing and executing our strategic plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as losses on sale, including any significant losses on a further sell down of our ownership interest in our Australian mortgage insurance business or reinsuring specific blocks within our life insurance and annuity businesses).

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

For example, we intend to further increase capital in our U.S. life insurance business over time in order to (i) address the reduction in capital resulting from the completion of a comprehensive review of our long-term care insurance claim reserves and (ii) enhance our financial strength and flexibility to maintain our commercial presence and provide for unforeseen events or developments. To increase capital in our U.S. life insurance business, we intend, among other things, at least over the near term, not to pay dividends from our life insurance subsidiaries to the holding company, pursue additional long-term care insurance rate actions, seek opportunities to reduce risk in older blocks of our long-term care insurance business, utilize reinsurance, pursue targeted smaller block transactions or other sales and significantly reduce expenses.

In addition, we intend to support the increased capital needs of our U.S. mortgage insurance business resulting from the final PMIERs. As of June 30, 2015, we believe our U.S. mortgage insurance business would be compliant with the PMIERs capital requirements when giving effect to (i) a series of transactions that have been subsequently executed to generate approximately $500 million of additional PMIERs capital credit, and (ii) the completion of a planned internal restructuring. Our U.S. mortgage insurance business may execute future capital transactions over the remainder of 2015 that provide a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash. The completion of one of our recently announced reinsurance transactions, the implementation of any additional reinsurance transactions and the implementation of the internal reorganization all depend on market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. For a discussion of risks related to our strategic plans, see “—We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.” For a discussion of factors affecting our estimate of the amount of additional capital that will be required to meet the final PMIERs and operate our business and our ability to utilize reinsurance or similar transactions to satisfy these capital requirements, see “—If we are unable to meet the capital requirements mandated by the PMIERs because the capital requirements are higher than we currently anticipate or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

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

Private mortgage insurers must satisfy the Mortgage Insurance Eligibility Standards (“MI Eligibility Standards”). Each GSE’s Congressional charter generally prohibits it from purchasing or guaranteeing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage, which is in excess of 80% of the value of the property securing the mortgage, is protected against default by lender recourse, participation or by a qualified insurer. In furtherance of their respective charter requirements, each GSE has adopted MI Eligibility Standards to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for purchase or guarantee of high loan-to-value mortgages.

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

Our ability to meet the additional capital requirements is subject to the foregoing factors and also dependent upon, among other things: (i) our ability to complete reinsurance transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors which are outside of our control; (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the additional capital requirements that are not satisfied through reinsurance transactions; and (iii) the approval by the GSEs of our application to meet the financial requirements by the conclusion of the transition period, if such application is pursued by us. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could materially adversely impact our business, shareholders and debtholders.

Although we believe we will have sufficient capital in our U.S. mortgage insurance business as required on or before the effective date so that we will continue to be an eligible mortgage insurer after the final PMIERs are fully effective, there can be no assurance this will continue to be the case. If we are unable to maintain the capital requirements mandated by the PMIERs upon their becoming fully effective because the capital requirements are higher than we currently anticipate or otherwise or we determine not to or are unable to generate or utilize additional sources of capital to meet them, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Item 6.	Exhibits

Number	Description

10.1	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

10.2	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Martin P. Klein

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Martin P. Klein

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: August 5, 2015

	By:	/s/ Kelly L. Groh
Kelly L. Groh Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)