Form 10-Q
period 2015-09-30
GENWORTH FINANCIAL INC
filed 2015-10-30
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, 497,464,957 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,851	$61,276
Equity securities available-for-sale, at fair value	273	275
Commercial mortgage loans	6,133	6,100
Restricted commercial mortgage loans related to securitization entities	175	201
Policy loans	1,567	1,501
Other invested assets	2,773	2,244
Restricted other invested assets related to securitization entities, at fair value	412	411

Total investments	72,184	72,008
Cash and cash equivalents	3,666	4,716
Accrued investment income	685	664
Deferred acquisition costs	4,437	4,849
Intangible assets	284	250
Goodwill	14	16
Reinsurance recoverable	17,276	17,314
Other assets	577	524
Separate account assets	7,893	9,208
Assets held for sale related to discontinued operations	1,206	1,809

Total assets	$108,222	$111,358

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$36,472	$35,915
Policyholder account balances	26,000	26,032
Liability for policy and contract claims	8,065	7,937
Unearned premiums	3,340	3,547
Other liabilities ($42 and $45 of other liabilities are related to securitization entities)	3,241	3,282
Borrowings related to securitization entities ($80 and $85 are at fair value)	188	219
Non-recourse funding obligations	1,951	1,996
Long-term borrowings	4,601	4,639
Deferred tax liability	201	858
Separate account liabilities	7,893	9,208
Liabilities held for sale related to discontinued operations	854	928

Total liabilities	92,806	94,561

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 586 million and 585 million shares issued as of September 30, 2015 and December 31, 2014, respectively; 497 million shares outstanding as of September 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	11,944	11,997

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,709	2,431
Net unrealized gains (losses) on other-than-temporarily impaired securities	22	22

Net unrealized investment gains (losses)	1,731	2,453

Derivatives qualifying as hedges	2,130	2,070
Foreign currency translation and other adjustments	(383)	(77)

Total accumulated other comprehensive income (loss)	3,478	4,446
Retained earnings	856	1,179
Treasury stock, at cost (88 million shares as of September 30, 2015 and December 31, 2014)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,579	14,923
Noncontrolling interests	1,837	1,874

Total stockholders’ equity	15,416	16,797

Total liabilities and stockholders’ equity	$108,222	$111,358

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Premiums	$1,145	$1,210	$3,422	$3,486
Net investment income	783	778	2,357	2,345
Net investment gains (losses)	(51)	(27)	(59)	(11)
Insurance and investment product fees and other	223	229	672	680

Total revenues	2,100	2,190	6,392	6,500

Benefits and expenses:
Benefits and other changes in policy reserves	1,290	1,934	3,714	4,282
Interest credited	179	185	540	552
Acquisition and operating expenses, net of deferrals	314	284	876	839
Amortization of deferred acquisition costs and intangibles	563	113	759	325
Goodwill impairment	—	550	—	550
Interest expense	105	104	315	327

Total benefits and expenses	2,451	3,170	6,204	6,875

Income (loss) from continuing operations before income taxes	(351)	(980)	188	(375)
Provision (benefit) for income taxes	(134)	(187)	27	(16)

Income (loss) from continuing operations	(217)	(793)	161	(359)
Income (loss) from discontinued operations, net of taxes	(21)	6	(334)	19

Net loss	(238)	(787)	(173)	(340)
Less: net income attributable to noncontrolling interests	46	57	150	144

Net loss available to Genworth Financial, Inc.’s common stockholders	$(284)	$(844)	$(323)	$(484)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.53)	$(1.71)	$0.02	$(1.01)

Diluted	$(0.53)	$(1.71)	$0.02	$(1.01)

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.57)	$(1.70)	$(0.65)	$(0.98)

Diluted	$(0.57)	$(1.70)	$(0.65)	$(0.98)

Weighted-average common shares outstanding:
Basic	497.4	496.6	497.3	496.4

Diluted	497.4	496.6	499.0	496.4

Supplemental disclosures:
Total other-than-temporary impairments	$(10)	$(13)	$(13)	$(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	1	7	1	7

Net other-than-temporary impairments	(9)	(6)	(12)	(9)
Other investments gains (losses)	(42)	(21)	(47)	(2)

Total net investment gains (losses)	$(51)	$(27)	$(59)	$(11)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(238)	$(787)	$(173)	$(340)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	87	(68)	(728)	1,171
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	1	—	8
Derivatives qualifying as hedges	217	101	60	434
Foreign currency translation and other adjustments	(302)	(379)	(619)	(252)

Total other comprehensive income (loss)	2	(345)	(1,287)	1,361

Total comprehensive income (loss)	(236)	(1,132)	(1,460)	1,021
Less: comprehensive income (loss) attributable to noncontrolling interests	(121)	(61)	(145)	56

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(115)	$(1,071)	$(1,315)	$965

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Additional sale of subsidiary shares to noncontrolling interests	—	(65)	24	—	—	(41)	267	226
Repurchase of subsidiary shares	—	—	—	—	—	—	(17)	(17)
Comprehensive income (loss):
Net income (loss)	—	—	—	(323)	—	(323)	150	(173)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	(708)	—	—	(708)	(20)	(728)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	—	—	—	—	—	—
Derivatives qualifying as hedges	—	—	60	—	—	60	—	60
Foreign currency translation and other adjustments	—	—	(344)	—	—	(344)	(275)	(619)

Total comprehensive income (loss)						(1,315)	(145)	(1,460)
Dividends to noncontrolling interests	—	—	—	—	—	—	(145)	(145)
Stock-based compensation expense and exercises and other	—	12	—	—	—	12	3	15

Balances as of September 30, 2015	$1	$11,944	$3,478	$856	$(2,700)	$13,579	$1,837	$15,416

Balances as of December 31, 2013	$1	$12,127	$2,542	$2,423	$(2,700)	$14,393	$1,227	$15,620

Initial sale of subsidiary shares to noncontrolling interests	—	(145)	(57)	—	—	(202)	713	511
Comprehensive income (loss):
Net income (loss)	—	—	—	(484)	—	(484)	144	(340)
Net unrealized gains (losses) on securities not other-than-temporarily impaired	—	—	1,155	—	—	1,155	16	1,171
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	8	—	—	8	—	8
Derivatives qualifying as hedges	—	—	434	—	—	434	—	434
Foreign currency translation and other adjustments	—	—	(148)	—	—	(148)	(104)	(252)

Total comprehensive income (loss)						965	56	1,021
Dividends to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Stock-based compensation expense and exercises and other	—	9	—	—	—	9	6	15

Balances as of September 30, 2014	$1	$11,991	$3,934	$1,939	$(2,700)	$15,165	$1,956	$17,121

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(173)	$(340)
Less (income) loss from discontinued operations, net of taxes	334	(19)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(80)	(97)
Net investment losses (gains)	59	11
Charges assessed to policyholders	(586)	(580)
Acquisition costs deferred	(226)	(282)
Amortization of deferred acquisition costs and intangibles	759	325
Goodwill impairment	—	550
Deferred income taxes	(117)	(186)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(247)	110
Stock-based compensation expense	14	19
Change in certain assets and liabilities:
Accrued investment income and other assets	(133)	(175)
Insurance reserves	1,270	1,260
Current tax liabilities	(71)	(185)
Other liabilities, policy and contract claims and other policy-related balances	352	731
Cash from operating activities—discontinued operations	3	(2)

Net cash from operating activities	1,158	1,140

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	3,389	3,638
Commercial mortgage loans	640	528
Restricted commercial mortgage loans related to securitization entities	27	24
Proceeds from sales of investments:
Fixed maturity and equity securities	1,333	1,651
Purchases and originations of investments:
Fixed maturity and equity securities	(6,836)	(7,202)
Commercial mortgage loans	(678)	(709)
Other invested assets, net	(39)	104
Policy loans, net	23	11
Cash from investing activities—discontinued operations	(22)	(48)

Net cash from investing activities	(2,163)	(2,003)

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,693	2,201
Withdrawals from universal life and investment contracts	(1,677)	(1,950)
Redemption of non-recourse funding obligations	(45)	(28)
Proceeds from issuance of long-term debt	150	144
Repayment and repurchase of long-term debt	(120)	(621)
Repayment of borrowings related to securitization entities	(26)	(24)
Proceeds from sale of subsidiary shares to noncontrolling interests	226	517
Repurchase of subsidiary shares	(17)	—
Dividends paid to noncontrolling interests	(145)	(46)
Other, net	(25)	(19)
Cash from financing activities—discontinued operations	(33)	(25)

Net cash from financing activities	(19)	149

Effect of exchange rate changes on cash and cash equivalents (includes $(8) and $(3) related to discontinued operations)	(86)	(23)

Net change in cash and cash equivalents	(1,110)	(737)
Cash and cash equivalents at beginning of period	4,918	4,214

Cash and cash equivalents at end of period	3,808	3,477
Less cash and cash equivalents of discontinued operations at end of period	142	193

Cash and cash equivalents of continuing operations at end of period	$3,666	$3,284

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2015, our Board of Directors approved a transaction to sell our lifestyle protection insurance business, which had previously been designated as a non-core business. As the held-for-sale criteria were satisfied during the second quarter of 2015, we recorded an estimated loss to reduce the carrying value of the business to the fair value less pension settlement costs and closing costs. Our lifestyle protection insurance business, previously the only business in the International Protection segment, has been reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 15 for additional information.

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

We have revised our condensed consolidated statement of cash flows previously reported in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 to reflect a correction related to the calculation of the change in reinsurance recoverable that impacted the lines “insurance reserves” and “other liabilities, policy and contract claims and other policy-related balances.” As a result, the change in insurance reserves decreased by $514 million and the change in other liabilities, policy and contract claims and other policy-related balances increased by $514 million. The revisions had no impact on net cash flows from operating activities or the total change in cash and cash equivalents within our condensed consolidated statement of cash flows. Additionally, there was no impact on our unaudited condensed consolidated balance sheet or unaudited condensed consolidated statement of income.

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

b) Accounting Pronouncement Not Yet Adopted

In May 2015, the Financial Accounting Standards Board (the “FASB”) issued new disclosure requirements for short-duration insurance contracts. The new guidance requires additional disclosures on short-duration policy and contract claims liabilities for incurred and paid claims development, unpaid claims and claims frequency. These new disclosures will be effective for us on December 31, 2016 with early adoption permitted and will only impact our mortgage insurance disclosures.

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued new guidance further clarifying that companies can make the election to present debt issuance costs related to revolving credit facilities as either an asset or as a direct deduction from the carrying amount of that debt liability. The new guidance related to debt issuance costs are both effective for us on January 1, 2016 and are required to be applied on a retrospective basis. We plan to early adopt this new guidance as of December 31, 2015 and expect approximately $45 million presented in other assets to be deducted from debt liabilities in our consolidated financial statements upon adoption.

In February 2015, the FASB issued new accounting guidance related to consolidation. This guidance primarily impacts limited partnerships and similar legal entities, evaluation of fees paid to a decision maker as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination and certain investment funds. This guidance is effective for us on January 1, 2016, with early adoption permitted. While we are in the process of determining the impact of this new guidance, we do not believe the impact will be significant to our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2015	2014	2015	2014
Weighted-average common shares used in basic earnings (loss) per common share calculations	497.4	496.6	497.3	496.4
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	—	1.7	—

Weighted-average common shares used in diluted earnings (loss) per common share calculations (1)	497.4	496.6	499.0	496.4

Income (loss) from continuing operations:
Income (loss) from continuing operations	$(217)	$(793)	$161	$(359)
Less: income from continuing operations attributable to noncontrolling interests	46	57	150	144

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(263)	$(850)	$11	$(503)

Basic per common share	$(0.53)	$(1.71)	$0.02	$(1.01)

Diluted per common share	$(0.53)	$(1.71)	$0.02	$(1.01)

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(21)	$6	$(334)	$19
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(21)	$6	$(334)	$19

Basic per common share	$(0.04)	$0.01	$(0.67)	$0.04

Diluted per common share	$(0.04)	$0.01	$(0.67)	$0.04

Net income (loss):
Income (loss) from continuing operations	$(217)	$(793)	$161	$(359)
Income (loss) from discontinued operations, net of taxes	(21)	6	(334)	19

Net loss	(238)	(787)	(173)	(340)
Less: net income attributable to noncontrolling interests	46	57	150	144

Net loss available to Genworth Financial, Inc.’s common stockholders	$(284)	$(844)	$(323)	$(484)

Basic per common share	$(0.57)	$(1.70)	$(0.65)	$(0.98)

Diluted per common share	$(0.57)	$(1.70)	$(0.65)	$(0.98)

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.3 million, 5.4 million and 6.4 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, dilutive potential weighted-average common shares outstanding would have been 498.7 million, 502.0 million and 502.8 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Fixed maturity securities—taxable	$647	$643	$1,924	$1,940
Fixed maturity securities—non-taxable	3	3	9	9
Commercial mortgage loans	84	82	252	246
Restricted commercial mortgage loans related to securitization entities	3	3	10	11
Equity securities	3	3	11	11
Other invested assets	26	27	103	81
Restricted other invested assets related to securitization entities	1	1	3	3
Policy loans	33	32	101	95
Cash, cash equivalents and short-term investments	3	7	10	19

Gross investment income before expenses and fees	803	801	2,423	2,415
Expenses and fees	(20)	(23)	(66)	(70)

Net investment income	$783	$778	$2,357	$2,345

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Available-for-sale securities:
Realized gains	$14	$17	$49	$61
Realized losses	(18)	(5)	(36)	(42)

Net realized gains (losses) on available-for-sale securities	(4)	12	13	19

Impairments:
Total other-than-temporary impairments	(10)	(13)	(13)	(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	1	7	1	7

Net other-than-temporary impairments	(9)	(6)	(12)	(9)

Trading securities	12	4	2	24
Commercial mortgage loans	1	3	5	9
Net gains (losses) related to securitization entities	(1)	(1)	9	14
Derivative instruments (1)	(53)	(38)	(79)	(66)
Contingent consideration adjustment	2	(1)	2	(1)
Other	1	—	1	(1)

Net investment gains (losses)	$(51)	$(27)	$(59)	$(11)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2015 and 2014 was $186 million and $215 million, respectively, which was approximately 93% and 98%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2015 and 2014 was $470 million and $721 million, respectively, which was approximately 94% and 95%, respectively, of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Beginning balance	$75	$95	$83	$101
Additions:
Other-than-temporary impairments not previously recognized	—	1	—	2
Reductions:
Securities sold, paid down or disposed	(9)	(7)	(17)	(14)

Ending balance	$66	$89	$66	$89

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2015	December 31, 2014
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,213	$5,560
Equity securities	(17)	32
Other invested assets	—	(2)

Subtotal	4,196	5,590
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,386)	(1,656)
Income taxes, net	(976)	(1,372)

Net unrealized investment gains (losses)	1,834	2,562
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	103	109

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,731	$2,453

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2015	2014
Beginning balance	$1,628	$2,128
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	70	(225)
Adjustment to deferred acquisition costs	32	35
Adjustment to present value of future profits	(5)	36
Adjustment to sales inducements	9	9
Adjustment to benefit reserves	23	49
Provision for income taxes	(50)	33

Change in unrealized gains (losses) on investment securities	79	(63)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(5) and $2	8	(4)

Change in net unrealized investment gains (losses)	87	(67)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(16)	(6)

Ending balance	$1,731	$2,067

	As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014
Beginning balance	$2,453	$926
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(1,393)	2,399
Adjustment to deferred acquisition costs	102	(160)
Adjustment to present value of future profits	45	(55)
Adjustment to sales inducements	12	(19)
Adjustment to benefit reserves	111	(339)
Provision for income taxes	396	(640)

Change in unrealized gains (losses) on investment securities	(727)	1,186
Reclassification adjustments to net investment (gains) losses, net of taxes of $— and $4	(1)	(7)

Change in net unrealized investment gains (losses)	(728)	1,179
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(6)	38

Ending balance	$1,731	$2,067

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of September 30, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,065	$855	$—	$(7)	$—	$5,913
State and political subdivisions	2,280	195	—	(27)	—	2,448
Non-U.S. government	1,836	120	—	(4)	—	1,952
U.S. corporate:
Utilities	3,398	420	—	(18)	—	3,800
Energy	2,664	178	—	(71)	—	2,771
Finance and insurance	5,422	447	17	(37)	—	5,849
Consumer—non-cyclical	3,742	423	—	(23)	—	4,142
Technology and communications	2,292	144	—	(28)	—	2,408
Industrial	1,254	75	—	(28)	—	1,301
Capital goods	1,873	215	—	(11)	—	2,077
Consumer—cyclical	1,732	114	—	(13)	—	1,833
Transportation	1,012	89	—	(10)	—	1,091
Other	399	27	—	(3)	—	423

Total U.S. corporate	23,788	2,132	17	(242)	—	25,695

Non-U.S. corporate:
Utilities	861	42	—	(6)	—	897
Energy	1,856	105	—	(70)	—	1,891
Finance and insurance	2,709	173	1	(6)	—	2,877
Consumer—non-cyclical	740	30	—	(15)	—	755
Technology and communications	975	43	—	(22)	—	996
Industrial	1,129	34	—	(67)	—	1,096
Capital goods	600	25	—	(15)	—	610
Consumer—cyclical	561	10	—	(5)	—	566
Transportation	556	59	—	(4)	—	611
Other	2,706	218	—	(24)	—	2,900

Total non-U.S. corporate	12,693	739	1	(234)	—	13,199

Residential mortgage-backed	4,728	389	11	(10)	—	5,118
Commercial mortgage-backed	2,464	126	4	(7)	—	2,587
Other asset-backed	3,953	25	1	(40)	—	3,939

Total fixed maturity securities	56,807	4,581	34	(571)	—	60,851
Equity securities	300	5	—	(32)	—	273

Total available-for-sale securities	$57,107	$4,586	$34	$(603)	$—	$61,124

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
State and political subdivisions	2,013	236	—	(27)	—	2,222
Non-U.S. government	1,778	144	—	(2)	—	1,920
U.S. corporate:
Utilities	3,292	577	—	(5)	—	3,864
Energy	2,498	265	—	(21)	—	2,742
Finance and insurance	5,109	537	20	(13)	—	5,653
Consumer—non-cyclical	3,489	538	—	(8)	—	4,019
Technology and communications	2,112	217	—	(4)	—	2,325
Industrial	1,195	100	—	(8)	—	1,287
Capital goods	1,748	263	—	(5)	—	2,006
Consumer—cyclical	1,750	158	—	(8)	—	1,900
Transportation	929	114	—	(4)	—	1,039
Other	370	31	—	—	—	401

Total U.S. corporate	22,492	2,800	20	(76)	—	25,236

Non-U.S. corporate:
Utilities	867	48	—	(2)	—	913
Energy	1,925	163	—	(38)	—	2,050
Finance and insurance	2,812	203	—	(3)	—	3,012
Consumer—non-cyclical	780	41	—	(9)	—	812
Technology and communications	999	71	—	(4)	—	1,066
Industrial	1,178	65	—	(18)	—	1,225
Capital goods	605	31	—	(5)	—	631
Consumer—cyclical	535	14	—	—	—	549
Transportation	525	70	—	(1)	—	594
Other	3,169	257	—	(15)	—	3,411

Total non-U.S. corporate	13,395	963	—	(95)	—	14,263

Residential mortgage-backed	4,871	362	13	(17)	(1)	5,228
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	55,854	5,666	38	(281)	(1)	61,276
Equity securities	250	32	—	(7)	—	275

Total available-for-sale securities	$56,104	$5,698	$38	$(288)	$(1)	$61,551

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2015:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$406	$(7)	10	$—	$—	—	$406	$(7)	10
State and political subdivisions	334	(10)	54	155	(17)	16	489	(27)	70
Non-U.S. government	148	(4)	33	—	—	—	148	(4)	33
U.S. corporate	4,313	(198)	632	429	(44)	69	4,742	(242)	701
Non-U.S. corporate	2,643	(165)	371	376	(69)	56	3,019	(234)	427
Residential mortgage-backed	396	(5)	37	109	(5)	38	505	(10)	75
Commercial mortgage-backed	320	(6)	54	50	(1)	14	370	(7)	68
Other asset-backed	870	(5)	165	330	(35)	55	1,200	(40)	220

Subtotal, fixed maturity securities	9,430	(400)	1,356	1,449	(171)	248	10,879	(571)	1,604
Equity securities	182	(32)	65	—	—	—	182	(32)	65

Total for securities in an unrealized loss position	$9,612	$(432)	1,421	$1,449	$(171)	248	$11,061	$(603)	1,669

% Below cost—fixed maturity securities:
<20% Below cost	$9,298	$(340)	1,329	$1,238	$(78)	219	$10,536	$(418)	1,548
20%-50% Below cost	127	(50)	25	206	(86)	27	333	(136)	52
>50% Below cost	5	(10)	2	5	(7)	2	10	(17)	4

Total fixed maturity securities	9,430	(400)	1,356	1,449	(171)	248	10,879	(571)	1,604

% Below cost—equity securities:
<20% Below cost	106	(9)	41	—	—	—	106	(9)	41
20%-50% Below cost	76	(23)	24	—	—	—	76	(23)	24

Total equity securities	182	(32)	65	—	—	—	182	(32)	65

Total for securities in an unrealized loss position	$9,612	$(432)	1,421	$1,449	$(171)	248	$11,061	$(603)	1,669

Investment grade	$8,632	$(332)	1,248	$1,194	$(105)	199	$9,826	$(437)	1,447
Below investment grade	980	(100)	173	255	(66)	49	1,235	(166)	222

Total for securities in an unrealized loss position	$9,612	$(432)	1,421	$1,449	$(171)	248	$11,061	$(603)	1,669

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2015:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$329	$(17)	51	$12	$(1)	6	$341	$(18)	57
Energy	808	(58)	124	106	(13)	15	914	(71)	139
Finance and insurance	903	(26)	125	102	(11)	15	1,005	(37)	140
Consumer—non-cyclical	522	(19)	74	56	(4)	11	578	(23)	85
Technology and communications	604	(28)	89	—	—	—	604	(28)	89
Industrial	355	(19)	50	42	(9)	8	397	(28)	58
Capital goods	256	(8)	42	25	(3)	4	281	(11)	46
Consumer—cyclical	316	(11)	48	64	(2)	8	380	(13)	56
Transportation	166	(9)	24	22	(1)	2	188	(10)	26
Other	54	(3)	5	—	—	—	54	(3)	5

Subtotal, U.S. corporate securities	4,313	(198)	632	429	(44)	69	4,742	(242)	701

Non-U.S. corporate:
Utilities	111	(4)	17	27	(2)	3	138	(6)	20
Energy	554	(55)	68	104	(15)	13	658	(70)	81
Finance and insurance	441	(6)	65	30	—	7	471	(6)	72
Consumer—non-cyclical	214	(12)	24	32	(3)	3	246	(15)	27
Technology and communications	255	(10)	36	28	(12)	6	283	(22)	42
Industrial	442	(42)	62	104	(25)	15	546	(67)	77
Capital goods	137	(10)	25	7	(5)	3	144	(15)	28
Consumer—cyclical	170	(5)	21	—	—	—	170	(5)	21
Transportation	105	(4)	15	—	—	—	105	(4)	15
Other	214	(17)	38	44	(7)	6	258	(24)	44

Subtotal, non-U.S. corporate securities	2,643	(165)	371	376	(69)	56	3,019	(234)	427

Total for corporate securities in an unrealized loss position	$6,956	$(363)	1,003	$805	$(113)	125	$7,761	$(476)	1,128

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to the increase in interest rates, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 5% as of September 30, 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $78 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 70% of the unrealized losses were related to investment grade securities as of September 30, 2015. These unrealized losses were predominantly attributable to corporate securities and municipal securities including fixed rate securities purchased in a lower rate environment and variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 6% as of September 30, 2015. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of September 30, 2015:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$9	$(4)	1%	1	$—	$—	—%	—
U.S. corporate—industrial	18	(5)	1	2	—	—	—	—
Non-U.S. corporate:
Utilities	4	(1)	—	1	—	—	—	—
Energy	22	(6)	1	2	—	—	—	—
Industrial	24	(7)	1	3	—	—	—	—
Capital goods	3	(3)	1	1	—	—	—	—

Total non-U.S. corporate	53	(17)	3	7	—	—	—	—

Structured securities:
Other asset-backed	67	(25)	4	4	—	—	—	—

Total structured securities	67	(25)	4	4	—	—	—	—

Total	$147	$(51)	9%	14	$—	$—	—%	—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate:
Energy	$4	$(1)	—%	1	$—	$—	—%	—
Finance and insurance	7	(3)	1	1	—	—	—	—
Consumer—non-cyclical	4	(1)	—	1	—	—	—	—
Industrial	4	(2)	—	1	—	—	—	—

Total U.S. corporate	19	(7)	1	4	—	—	—	—

Non-U.S. corporate:
Energy	4	(1)	—	1	1	(2)	—	1
Technology and communications	7	(7)	1	2	4	(5)	—	1
Industrial	14	(11)	2	3	—	—	—	—
Capital goods	3	(2)	1	1	—	—	—	—
Other	4	(1)	—	1	—	—	—	—

Total non-U.S. corporate	32	(22)	4	8	5	(7)	—	2

Structured securities:
Other asset-backed	8	(6)	1	1	—	—	—	—

Total structured securities	8	(6)	1	1	—	—	—	—

Total	$59	$(35)	6%	13	$5	$(7)	—%	2

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Non-U.S. corporate

As indicated above, $46 million of gross unrealized losses were related to non-U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for non-U.S. corporate fixed maturity securities, $18 million, or 39%, related to the industrial sector. Reduced overseas demand for metals, particularly copper and oil, has led to a decline in commodities pricing, adversely impacting the fair value of these securities.

We expect that our investments in non-U.S. corporate securities will continue to perform in accordance with our expectations about the amount and timing of estimated cash flows. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in non-U.S. corporate securities may perform worse than current expectations. Such events may lead us to recognize write-downs within our portfolio of non-U.S. corporate securities in the future.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Structured Securities

Of the $31 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, none related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of September 30, 2015.

Despite the considerable analysis and rigor employed on our structured securities, it is reasonably possible that the underlying collateral of these investments may perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of structured securities and future write-downs within our portfolio of structured securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$75	$(1)	10	$75	$(1)	10
State and political subdivisions	9	—	7	267	(27)	45	276	(27)	52
Non-U.S. government	64	(1)	15	22	(1)	4	86	(2)	19
U.S. corporate	1,646	(33)	233	1,201	(43)	174	2,847	(76)	407
Non-U.S. corporate	1,529	(67)	230	504	(28)	67	2,033	(95)	297
Residential mortgage-backed	180	(1)	24	249	(17)	87	429	(18)	111
Commercial mortgage-backed	163	—	21	362	(9)	49	525	(9)	70
Other asset-backed	1,551	(12)	215	487	(42)	55	2,038	(54)	270

Subtotal, fixed maturity securities	5,142	(114)	745	3,167	(168)	491	8,309	(282)	1,236
Equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,172	$(117)	791	$3,215	$(172)	497	$8,387	$(289)	1,288

% Below cost—fixed maturity securities:
<20% Below cost	$5,105	$(103)	741	$3,036	$(114)	470	$8,141	$(217)	1,211
20%-50% Below cost	37	(11)	4	131	(53)	15	168	(64)	19
>50% Below cost	—	—	—	—	(1)	6	—	(1)	6

Total fixed maturity securities	5,142	(114)	745	3,167	(168)	491	8,309	(282)	1,236

% Below cost—equity securities:
<20% Below cost	26	(2)	40	48	(4)	6	74	(6)	46
20%-50% Below cost	4	(1)	6	—	—	—	4	(1)	6

Total equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,172	$(117)	791	$3,215	$(172)	497	$8,387	$(289)	1,288

Investment grade	$4,581	$(75)	664	$2,918	$(145)	424	$7,499	$(220)	1,088
Below investment grade (2)	591	(42)	127	297	(27)	73	888	(69)	200

Total for securities in an unrealized loss position	$5,172	$(117)	791	$3,215	$(172)	497	$8,387	$(289)	1,288

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2015 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$2,135	$2,147
Due after one year through five years	10,474	10,950
Due after five years through ten years	11,824	12,155
Due after ten years	21,229	23,955

Subtotal	45,662	49,207
Residential mortgage-backed	4,728	5,118
Commercial mortgage-backed	2,464	2,587
Other asset-backed	3,953	3,939

Total	$56,807	$60,851

As of September 30, 2015, $7,703 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2015, securities issued by finance and insurance, consumer—non-cyclical, utilities and energy industry groups represented approximately 22%, 13%, 12% and 12%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and internationally, and is not dependent on the economic stability of one particular region.

As of September 30, 2015, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,259	37%	$2,150	35%
Office	1,594	26	1,643	27
Industrial	1,580	26	1,597	26
Apartments	458	7	494	8
Mixed use/other	260	4	239	4

Subtotal	6,151	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(1)		(1)
Allowance for losses	(17)		(22)

Total	$6,133		$6,100

	September 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,594	26%	$1,636	27%
South Atlantic	1,582	26	1,673	27
Middle Atlantic	860	14	826	14
Mountain	588	10	536	9
West North Central	396	6	382	6
East North Central	383	6	397	7
West South Central	295	5	268	4
New England	279	4	264	4
East South Central	174	3	141	2

Subtotal	6,151	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(1)		(1)
Allowance for losses	(17)		(22)

Total	$6,133		$6,100

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2015
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,259	$2,259
Office	—	—	5	5	1,589	1,594
Industrial	—	—	—	—	1,580	1,580
Apartments	—	—	—	—	458	458
Mixed use/other	—	—	—	—	260	260

Total recorded investment	$—	$—	$5	$5	$6,146	$6,151

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,150	$2,150
Office	—	—	6	6	1,637	1,643
Industrial	—	—	2	2	1,595	1,597
Apartments	—	—	—	—	494	494
Mixed use/other	—	—	—	—	239	239

Total recorded investment	$—	$—	$8	$8	$6,115	$6,123

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of September 30, 2015 and December 31, 2014, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of September 30, 2015 and December 31, 2014.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of September 30, 2015, our commercial mortgage loans greater than 90 days past due included a loan with appraised values in excess of the recorded investment and the current recorded investment of the loan was expected to be recoverable.

During the nine months ended September 30, 2015 and the year ended December 31, 2014, we modified or extended 15 and 28 commercial mortgage loans, respectively, with a total carrying value of $93 million and $254 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Allowance for credit losses:
Beginning balance	$18	$27	$22	$33
Charge-offs	(1)	—	(4)	(1)
Recoveries	—	—	—	—
Provision	—	(3)	(1)	(8)

Ending balance	$17	$24	$17	$24

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$17	$24	$17	$24

Recorded investment:
Ending balance	$6,151	$6,101	$6,151	$6,101

Ending balance of individually impaired loans	$19	$17	$19	$17

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,132	$6,084	$6,132	$6,084

As of September 30, 2015, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million. As of December 31, 2014, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million and charge-offs of $1 million, which were recorded in the first quarter of 2014. As of September 30, 2015, this loan had a recorded investment of $14 million, an unpaid principal balance of $15 million and interest income of $1 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

borrower, such as the borrower’s liquidity or access to other resources that may result in our expectation that the borrower will continue to make the future scheduled payments.

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2015
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$702	$408	$1,069	$62	$18	$2,259
Office	437	291	773	73	20	1,594
Industrial	436	278	802	62	2	1,580
Apartments	180	75	195	8	—	458
Mixed use/other	53	31	170	6	—	260

Total recorded investment	$1,808	$1,083	$3,009	$211	$40	$6,151

% of total	29%	18%	49%	3%	1%	100%

Weighted-average debt service coverage ratio	2.12	1.78	1.63	0.93	0.76	1.77

(1)	Included $5 million of impaired loans and $35 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 120%.

	December 31, 2014
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$671	$419	$967	$75	$18	$2,150
Office	383	278	782	164	36	1,643
Industrial	451	285	778	60	23	1,597
Apartments	211	76	199	8	—	494
Mixed use/other	45	43	145	6	—	239

Total recorded investment	$1,761	$1,101	$2,871	$313	$77	$6,123

% of total	29%	18%	47%	5%	1%	100%

Weighted-average debt service coverage ratio	2.27	1.75	1.61	1.02	0.72	1.78

(1)	Included $15 million of impaired loans, $6 million of loans past due and not individually impaired and $56 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 120%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2015
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$66	$236	$560	$960	$437	$2,259
Office	96	75	279	790	347	1,587
Industrial	149	130	221	723	357	1,580
Apartments	1	41	80	203	133	458
Mixed use/other	6	1	79	136	38	260

Total recorded investment	$318	$483	$1,219	$2,812	$1,312	$6,144

% of total	5%	8%	20%	46%	21%	100%

Weighted-average loan-to-value	72%	62%	59%	60%	46%	58%

	December 31, 2014
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$80	$253	$524	$870	$423	$2,150
Office	119	101	247	780	389	1,636
Industrial	158	142	246	706	343	1,595
Apartments	1	48	88	186	171	494
Mixed use/other	6	1	61	135	36	239

Total recorded investment	$364	$545	$1,166	$2,677	$1,362	$6,114

% of total	6%	9%	19%	44%	22%	100%

Weighted-average loan-to-value	77%	64%	64%	59%	45%	59%

As of September 30, 2015 and December 31, 2014, we had floating rate commercial mortgage loans of $7 million and $9 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2015	December 31, 2014	Balance sheet classification	September 30, 2015	December 31, 2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$766	$639	Other liabilities	$41	$27
Inflation indexed swaps	Other invested assets	2	—	Other liabilities	14	42
Foreign currency swaps	Other invested assets	8	6	Other liabilities	—	—

Total cash flow hedges		776	645		55	69

Total derivatives designated as hedges		776	645		55	69

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	480	452	Other liabilities	249	177
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	30	26
Foreign currency swaps	Other invested assets	—	—	Other liabilities	22	7
Credit default swaps	Other invested assets	1	4	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	10	17
Equity index options	Other invested assets	15	17	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	15	—	Other liabilities	—	1
Forward bond purchase commitments	Other invested assets	13	—	Other liabilities	—	—
Other foreign currency contracts	Other invested assets	25	14	Other liabilities	34	13
GMWB embedded derivatives	Reinsurance recoverable (1)	19	13	Policyholder account balances (2)	390	291
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	304	276
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	10	7

Total derivatives not designated as hedges		568	500		1,049	815

Total derivatives		$1,344	$1,145		$1,104	$884

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	September 30, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(43)	$11,918
Inflation indexed swaps	Notional	571	13	(11)	573
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	13	(54)	12,526

Total derivatives designated as hedges		12,567	13	(54)	12,526

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	1,850	(893)	6,031
Interest rate swaps related to securitization entities	Notional	77	—	(8)	69
Credit default swaps	Notional	394	—	(250)	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	994	483	(517)	960
Financial futures	Notional	1,331	4,251	(4,280)	1,302
Equity return swaps	Notional	108	286	(263)	131
Foreign currency swaps	Notional	104	37	—	141
Forward bond purchase commitments	Notional	—	1,140	—	1,140
Other foreign currency contracts	Notional	425	1,136	(810)	751

Total derivatives not designated as hedges		8,819	9,183	(7,021)	10,981

Total derivatives		$21,386	$9,196	$(7,075)	$23,507

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	September 30, 2015
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(2,202)	36,813
Fixed index annuity embedded derivatives	Policies	13,901	2,950	(275)	16,576
Indexed universal life embedded derivatives	Policies	421	395	(25)	791

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$344	$22	Net investment income	$4	Net investment gains (losses)
Interest rate swaps hedging liabilities	(23)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	32	(5)	Net investment income	1	Net investment gains (losses)
Forward bond purchase commitments	—	1	Net investment income	—	Net investment gains (losses)

Total	$353	$18		$5

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$151	$17	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging liabilities	(8)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	20	(3)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	4	—	Net investment income	—	Net investment gains (losses)

Total	$169	$14		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$135	$61	Net investment income	$1	Net investment gains (losses)
Interest rate swaps hedging liabilities	(14)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	29	(2)	Net investment income	1	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	—	1	Net investment income	—	Net investment gains (losses)

Total	$152	$60		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2014:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$723	$45	Net investment income	$9	Net investment gains (losses)
Interest rate swaps hedging liabilities	(42)	1	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(10)	(11)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	32	—	Net investment income	—	Net investment gains (losses)

Total	$705	$35		$9

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2015	2014
Derivatives qualifying as effective accounting hedges as of July 1	$1,913	$1,652
Current period increases (decreases) in fair value, net of deferred taxes of $(124) and $(59)	229	110
Reclassification to net (income) loss, net of deferred taxes of $6 and $5	(12)	(9)

Derivatives qualifying as effective accounting hedges as of September 30	$2,130	$1,753

	Nine months ended September 30,
(Amounts in millions)	2015	2014
Derivatives qualifying as effective accounting hedges as of January 1	$2,070	$1,319
Current period increases (decreases) in fair value, net of deferred taxes of $(53) and $(248)	99	457
Reclassification to net (income) loss, net of deferred taxes of $21 and $12	(39)	(23)

Derivatives qualifying as effective accounting hedges as of September 30	$2,130	$1,753

The total of derivatives designated as cash flow hedges of $2,130 million, net of taxes, recorded in stockholders’ equity as of September 30, 2015 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $68 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. There were immaterial amounts reclassified to net income (loss) during the nine months ended September 30, 2015 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the three and nine months ended September 30, 2015 and 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2015	2014
Interest rate swaps	$(12)	$(3)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(5)	1	Net investment gains (losses)
Credit default swaps related to securitization entities	(1)	(2)	Net investment gains (losses)
Equity index options	6	(1)	Net investment gains (losses)
Financial futures	13	22	Net investment gains (losses)
Equity return swaps	11	6	Net investment gains (losses)
Other foreign currency contracts	4	5	Net investment gains (losses)
Foreign currency swaps	(9)	(4)	Net investment gains (losses)
Forward bond purchase commitments	13	—	Net investment gains (losses)
GMWB embedded derivatives	(117)	(58)	Net investment gains (losses)
Fixed index annuity embedded derivatives	31	(7)	Net investment gains (losses)
Indexed universal life embedded derivatives	2	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(64)	$(41)

	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2015	2014
Interest rate swaps	$(13)	$(8)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(5)	(5)	Net investment gains (losses)
Credit default swaps	1	—	Net investment gains (losses)
Credit default swaps related to securitization entities	10	16	Net investment gains (losses)
Equity index options	(11)	(19)	Net investment gains (losses)
Financial futures	(18)	66	Net investment gains (losses)
Equity return swaps	3	1	Net investment gains (losses)
Other foreign currency contracts	10	(6)	Net investment gains (losses)
Foreign currency swaps	(17)	(3)	Net investment gains (losses)
Forward bond purchase commitments	13	—	Net investment gains (losses)
GMWB embedded derivatives	(68)	(87)	Net investment gains (losses)
Fixed index annuity embedded derivatives	14	(19)	Net investment gains (losses)
Indexed universal life embedded derivatives	5	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(76)	$(64)

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2015			December 31, 2014
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,367	$385	$982	$1,157	$273	$884
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,367	385	982	1,157	273	884
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(300)	(300)	—	(227)	(227)	—
Collateral received	(827)	—	(827)	(884)	—	(884)
Collateral pledged	—	(252)	252	—	(49)	49
Over collateralization	5	167	(162)	1	5	(4)

Net amount	$245	$—	$245	$47	$2	$45

(1)	Included $42 million and $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of September 30, 2015 and December 31, 2014, respectively.
(2)	Included $25 million and $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of September 30, 2015 and December 31, 2014, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of September 30, 2015 and December 31, 2014, we could have been allowed to claim $245 million and $47 million, respectively, or required to disburse up to $2 million as of December 31, 2014. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2015			December 31, 2014
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	—	—	39	1	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$1	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2015			December 31, 2014
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures after one year through five years (1)	$100	$1	$—	$100	$1	$—
9% - 12% matures in less than one year (2)	—	—	—	250	2	—

Total credit default swap index tranches	100	1	—	350	3	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (3)	12	—	1	12	—	—
Portion backing our interest maturing 2017 (4)	300	—	9	300	—	17

Total customized credit default swap index tranches related to securitization entities	312	—	10	312	—	17

Total credit default swaps on index tranches	$412	$1	$10	$662	$3	$17

(1)	The current attachment/detachment as of September 30, 2015 and December 31, 2014 was 7% – 15%.
(2)	The current attachment/detachment as of December 31, 2014 was 9% – 12%.
(3)	Original notional value was $39 million.
(4)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2015
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,133	$6,481	$—	$—	$6,481
Restricted commercial mortgage loans		(1)	175	196	—	—	196
Other invested assets		(1)	453	459	—	376	83
Liabilities:
Long-term borrowings		(1)	4,601	4,121	—	3,886	235
Non-recourse funding obligations		(1)	1,951	1,417	—	—	1,417
Borrowings related to securitization entities		(1)	108	116	—	116	—
Investment contracts		(1)	17,260	18,067	—	5	18,062
Other firm commitments:
Commitments to fund limited partnerships	87		—	—	—	—	—
Ordinary course of business lending commitments	167		—	—	—	—	—

	December 31, 2014
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,100	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans		(1)	201	228	—	—	228
Other invested assets		(1)	348	359	—	274	85
Liabilities:
Long-term borrowings		(1)	4,639	4,300	—	4,181	119
Non-recourse funding obligations		(1)	1,996	1,438	—	—	1,438
Borrowings related to securitization entities		(1)	134	146	—	146	—
Investment contracts		(1)	17,486	18,012	—	7	18,005
Other firm commitments:
Commitments to fund limited partnerships	53		—	—	—	—	—
Ordinary course of business lending commitments	155		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.

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

We utilize certain third-party data providers when determining fair value. We consider information obtained from pricing services as well as broker quotes in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received, including an understanding of the assumptions and inputs utilized to determine the appropriate fair value. For pricing services, we analyze the prices provided by our primary pricing services to other readily available pricing services and perform a detailed review of the assumptions and inputs from each pricing service to determine the appropriate fair value when pricing differences exceed certain thresholds. In September 2015, we began evaluating changes in fair value that are greater than 8% each month to further aid in our review of the accuracy of fair value measurements and our understanding of changes in fair value, with more detailed reviews performed by the asset managers responsible for the related asset class associated with the security being reviewed. Prior to September 2015, the percentage change in fair value we used in this evaluation was greater than 10% each month. A pricing committee provides additional oversight and guidance in the evaluation and review of the pricing methodologies used to value our investment portfolio.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 1 measurements

Equity securities. The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.

Level 2 measurements

Fixed maturity securities

•	U.S. government, agencies and government-sponsored enterprises, state and political subdivisions, non-U.S. government, and all sectors of U.S. corporate and non-U.S. corporate. The primary inputs to

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•	Residential mortgage-backed, commercial mortgage-backed and other asset-backed. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon and weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt-service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads.

Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.

Level 3 measurements

Fixed maturity securities

•	U.S. government, agencies and government-sponsored enterprises, state and political subdivisions, non-U.S. government, and all sectors of U.S. corporate and non-U.S. corporate. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain securities are valued using broker quotes where the underlying inputs are unobservable. Certain private fixed maturity securities valued using an internal model uses market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may also apply certain price caps in the valuation of private fixed maturity securities as a result of our valuation being higher than what we would receive in a market transaction where the price cap represents an unobservable input.

•	Residential mortgage-backed, commercial mortgage-backed and other asset-backed. The primary inputs to the valuation include broker quotes or use internal models where the primary inputs to the valuation are similar to the inputs used for Level 2 measurements but where the inputs cannot be corroborated with market data of similar securities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2015 and December 31, 2014, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $82 million and $74 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,913	$—	$5,910	$3
State and political subdivisions	2,448	—	2,413	35
Non-U.S. government	1,952	—	1,952	—
U.S. corporate:
Utilities	3,800	—	3,337	463
Energy	2,771	—	2,506	265
Finance and insurance	5,849	—	5,187	662
Consumer—non-cyclical	4,142	—	4,047	95
Technology and communications	2,408	—	2,374	34
Industrial	1,301	—	1,236	65
Capital goods	2,077	—	1,887	190
Consumer—cyclical	1,833	—	1,526	307
Transportation	1,091	—	981	110
Other	423	—	237	186

Total U.S. corporate	25,695	—	23,318	2,377

Non-U.S. corporate:
Utilities	897	—	553	344
Energy	1,891	—	1,612	279
Finance and insurance	2,877	—	2,643	234
Consumer—non-cyclical	755	—	598	157
Technology and communications	996	—	954	42
Industrial	1,096	—	1,008	88
Capital goods	610	—	380	230
Consumer—cyclical	566	—	479	87
Transportation	611	—	465	146
Other	2,900	—	2,827	73

Total non-U.S. corporate	13,199	—	11,519	1,680

Residential mortgage-backed	5,118	—	5,048	70
Commercial mortgage-backed	2,587	—	2,576	11
Other asset-backed	3,939	—	2,633	1,306

Total fixed maturity securities	60,851	—	55,369	5,482

Equity securities	273	233	2	38

Other invested assets:
Trading securities	458	—	458	—
Derivative assets:
Interest rate swaps	1,246	—	1,246	—
Inflation indexed swaps	2	—	2	—
Foreign currency swaps	8	—	8	—
Credit default swaps	1	—	—	1
Equity index options	15	—	—	15
Equity return swaps	15	—	15	—
Forward bond purchase commitments	13	—	13	—
Other foreign currency contracts	25	—	25	—

Total derivative assets	1,325	—	1,309	16

Securities lending collateral	367	—	367	—

Total other invested assets	2,150	—	2,134	16

Restricted other invested assets related to securitization entities	412	—	181	231
Reinsurance recoverable (1)	19	—	—	19
Separate account assets	7,893	7,893	—	—

Total assets	$71,598	$8,126	$57,686	$5,786

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,000	$—	$5,996	$4
State and political subdivisions	2,222	—	2,192	30
Non-U.S. government	1,920	—	1,913	7
U.S. corporate:
Utilities	3,864	—	3,420	444
Energy	2,742	—	2,457	285
Finance and insurance	5,653	—	5,037	616
Consumer—non-cyclical	4,019	—	3,879	140
Technology and communications	2,325	—	2,280	45
Industrial	1,287	—	1,251	36
Capital goods	2,006	—	1,840	166
Consumer—cyclical	1,900	—	1,537	363
Transportation	1,039	—	886	153
Other	401	—	230	171

Total U.S. corporate	25,236	—	22,817	2,419

Non-U.S. corporate:
Utilities	913	—	585	328
Energy	2,050	—	1,726	324
Finance and insurance	3,012	—	2,791	221
Consumer—non-cyclical	812	—	615	197
Technology and communications	1,066	—	1,024	42
Industrial	1,225	—	1,094	131
Capital goods	631	—	394	237
Consumer—cyclical	549	—	460	89
Transportation	594	—	440	154
Other	3,411	—	3,330	81

Total non-U.S. corporate	14,263	—	12,459	1,804

Residential mortgage-backed	5,228	—	5,163	65
Commercial mortgage-backed	2,702	—	2,697	5
Other asset-backed	3,705	—	2,285	1,420

Total fixed maturity securities	61,276	—	55,522	5,754

Equity securities	275	237	4	34

Other invested assets:
Trading securities	241	—	241	—
Derivative assets:
Interest rate swaps	1,091	—	1,091	—
Foreign currency swaps	6	—	6	—
Credit default swaps	4	—	1	3
Equity index options	17	—	—	17
Other foreign currency contracts	14	—	14	—

Total derivative assets	1,132	—	1,112	20

Securities lending collateral	289	—	289	—

Total other invested assets	1,662	—	1,642	20

Restricted other invested assets related to securitization entities	411	—	181	230
Reinsurance recoverable (1)	13	—	—	13
Separate account assets	9,208	9,208	—	—

Total assets	$72,845	$9,445	$57,349	$6,051

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2015	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and political subdivisions	40	1	(1)	—	—	—	—	—	(5)	35	1
Non-U.S. government	5	—	—	—	—	—	—	—	(5)	—	—
U.S. corporate:
Utilities	448	—	1	23	—	—	—	8	(17)	463	—
Energy	269	—	(3)	—	—	—	(1)	—	—	265	—
Finance and insurance	629	4	(3)	55	—	—	(3)	—	(20)	662	3
Consumer—non-cyclical	108	—	(1)	—	—	—	(2)	—	(10)	95	—
Technology and communications	33	1	1	—	—	—	—	—	(1)	34	1
Industrial	36	—	1	28	—	—	—	—	—	65	—
Capital goods	165	—	(2)	27	—	—	—	—	—	190	—
Consumer—cyclical	296	1	(2)	30	—	—	(28)	10	—	307	—
Transportation	121	—	(1)	—	—	—	(1)	—	(9)	110	—
Other	166	—	2	—	—	—	(1)	19	—	186	—

Total U.S. corporate	2,271	6	(7)	163	—	—	(36)	37	(57)	2,377	4

Non-U.S. corporate:
Utilities	326	—	—	18	—	—	—	—	—	344	—
Energy	305	—	(3)	—	—	—	(23)	—	—	279	—
Finance and insurance	218	—	1	15	—	—	—	—	—	234	—
Consumer—non-cyclical	169	—	—	—	—	—	(11)	—	(1)	157	—
Technology and communications	42	—	—	—	—	—	—	—	—	42	—
Industrial	125	—	—	—	—	—	(4)	—	(33)	88	—
Capital goods	237	—	(2)	—	—	—	(5)	—	—	230	—
Consumer—cyclical	73	—	(2)	—	—	—	—	16	—	87	—
Transportation	154	—	—	—	—	—	(8)	—	—	146	—
Other	75	—	(2)	—	—	—	—	—	—	73	—

Total non-U.S. corporate	1,724	—	(8)	33	—	—	(51)	16	(34)	1,680	—

Residential mortgage-backed	132	—	(3)	6	—	—	(2)	9	(72)	70	—
Commercial mortgage-backed	25	—	(1)	—	—	—	—	—	(13)	11	—
Other asset-backed	1,360	—	(7)	34	(14)	—	(50)	77	(94)	1,306	2

Total fixed maturity securities	5,560	7	(27)	236	(14)	—	(139)	139	(280)	5,482	7

Equity securities	41	—	—	—	(4)	—	—	1	—	38	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	—	—	—	1	—
Equity index options	12	6	—	—	—	—	(3)	—	—	15	5

Total derivative assets	13	6	—	—	—	—	(3)	—	—	16	5

Total other invested assets	13	6	—	—	—	—	(3)	—	—	16	5

Restricted other invested assets related to securitization entities	230	1	—	—	—	—	—	—	—	231	1
Reinsurance recoverable (2)	10	9	—	—	—	—	—	—	—	19	9

Total Level 3 assets	$5,854	$23	$(27)	$236	$(18)	$—	$(142)	$140	$(280)	$5,786	$22

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of July 1, 2014	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
State and political subdivisions	33	1	—	—	—	—	—	—	—	34	1
Non-U.S. government	25	—	—	—	—	—	(1)	—	(17)	7	—
U.S. corporate:
Utilities	391	—	—	6	—	—	—	97	—	494	—
Energy	252	—	(4)	25	—	—	(1)	—	(57)	215	—
Finance and insurance	513	3	(7)	6	—	—	(2)	70	—	583	3
Consumer—non-cyclical	174	4	(3)	—	—	—	(31)	—	—	144	—
Technology and communications	65	—	—	—	—	—	(1)	—	—	64	1
Industrial	36	—	—	—	—	—	—	—	—	36	—
Capital goods	157	—	—	8	—	—	—	17	—	182	—
Consumer—cyclical	416	1	(1)	—	—	—	(29)	—	—	387	1
Transportation	163	—	(1)	10	—	—	(2)	—	—	170	—
Other	223	—	1	—	—	—	(41)	—	—	183	—

Total U.S. corporate	2,390	8	(15)	55	—	—	(107)	184	(57)	2,458	5

Non-U.S. corporate:
Utilities	297	—	—	24	—	—	—	26	—	347	—
Energy	294	—	(2)	17	—	—	(22)	—	(3)	284	—
Finance and insurance	264	1	2	—	—	—	(1)	6	(30)	242	1
Consumer—non-cyclical	226	—	—	—	—	—	(1)	—	—	225	—
Technology and communications	58	—	—	20	—	—	—	—	—	78	—
Industrial	144	—	(1)	—	—	—	—	—	—	143	—
Capital goods	242	1	(1)	—	—	—	(30)	—	—	212	—
Consumer—cyclical	90	—	(1)	—	—	—	—	—	—	89	—
Transportation	165	—	—	—	—	—	—	14	—	179	—
Other	73	—	(4)	—	—	—	—	—	—	69	—

Total non-U.S. corporate	1,853	2	(7)	61	—	—	(54)	46	(33)	1,868	1

Residential mortgage-backed	61	—	(3)	15	—	—	(2)	—	—	71	—
Commercial mortgage-backed	5	—	—	—	—	—	—	—	—	5	—
Other asset-backed	1,268	2	—	65	(9)	—	(49)	127	—	1,404	1

Total fixed maturity securities	5,639	13	(25)	196	(9)	—	(213)	357	(107)	5,851	8

Equity securities	67	—	—	—	(1)	—	—	—	—	66	—

Other invested assets:
Trading securities	31	—	—	—	—	—	—	—	(31)	—	—
Derivative assets:
Credit default swaps	6	—	—	—	—	—	(2)	—	—	4	—
Equity index options	4	(1)	—	8	—	—	—	—	—	11	—

Total derivative assets	10	(1)	—	8	—	—	(2)	—	—	15	—

Total other invested assets	41	(1)	—	8	—	—	(2)	—	(31)	15	—

Restricted other invested assets related to securitization entities	224	(1)	—	1	—	—	—	—	—	224	(1)
Reinsurance recoverable (2)	3	5	—	—	—	—	—	—	—	8	5

Total Level 3 assets	$5,974	$16	$(25)	$205	$(10)	$—	$(215)	$357	$(138)	$6,164	$12

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivisions	30	2	8	5	—	—	—	—	(10)	35	2
Non-U.S. government	7	—	(1)	—	—	—	(1)	—	(5)	—	—
U.S. corporate:
Utilities	444	—	(9)	38	—	—	(2)	10	(18)	463	—
Energy	285	—	(7)	4	(4)	—	(5)	—	(8)	265	—
Finance and insurance	616	12	(25)	83	—	—	(28)	47	(43)	662	10
Consumer—non-cyclical	140	2	—	—	—	—	(37)	—	(10)	95	—
Technology and communications	45	2	(2)	—	—	—	—	—	(11)	34	2
Industrial	36	—	1	28	—	—	—	—	—	65	—
Capital goods	166	—	(3)	28	(1)	—	—	—	—	190	—
Consumer—cyclical	363	1	(3)	39	—	—	(36)	10	(67)	307	—
Transportation	153	1	(3)	7	—	—	(30)	—	(18)	110	1
Other	171	1	—	—	—	—	(5)	19	—	186	1

Total U.S. corporate	2,419	19	(51)	227	(5)	—	(143)	86	(175)	2,377	14

Non-U.S. corporate:
Utilities	328	—	(2)	18	—	—	—	—	—	344	—
Energy	324	(1)	(5)	—	(9)	—	(30)	—	—	279	(1)
Finance and insurance	221	2	(3)	21	—	—	(3)	—	(4)	234	2
Consumer—non-cyclical	197	—	2	—	—	—	(41)	—	(1)	157	—
Technology and communications	42	—	—	—	—	—	—	1	(1)	42	—
Industrial	131	—	—	7	—	—	(18)	1	(33)	88	—
Capital goods	237	—	(2)	—	—	—	(5)	—	—	230	—
Consumer—cyclical	89	—	(1)	—	—	—	—	16	(17)	87	—
Transportation	154	—	—	—	—	—	(8)	—	—	146	—
Other	81	—	3	—	—	—	(11)	1	(1)	73	—

Total non-U.S. corporate	1,804	1	(8)	46	(9)	—	(116)	19	(57)	1,680	1

Residential mortgage-backed	65	—	(3)	37	—	—	(7)	50	(72)	70	—
Commercial mortgage-backed	5	—	(1)	9	—	—	(1)	13	(14)	11	—
Other asset-backed	1,420	3	10	129	(22)	—	(234)	141	(141)	1,306	2

Total fixed maturity securities	5,754	25	(46)	453	(36)	—	(503)	309	(474)	5,482	19

Equity securities	34	—	—	1	(5)	—	—	8	—	38	—

Other invested assets:
Derivative assets:
Credit default swaps	3	—	—	—	—	—	(2)	—	—	1	—
Equity index options	17	(11)	—	12	—	—	(3)	—	—	15	(8)

Total derivative assets	20	(11)	—	12	—	—	(5)	—	—	16	(8)

Total other invested assets	20	(11)	—	12	—	—	(5)	—	—	16	(8)

Restricted other invested assets related to securitization entities	230	1	—	—	—	—	—	—	—	231	1
Reinsurance recoverable (2)	13	5	—	—	—	1	—	—	—	19	5

Total Level 3 assets	$6,051	$20	$(46)	$466	$(41)	$1	$(508)	$317	$(474)	$5,786	$17

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)								Ending balance as of September 30, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
(Amounts in millions)		Included in net income (loss)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
State and political subdivisions	27	2	—	5	—	—	—	—	—	34	2
Non-U.S. government	23	—	—	3	—	—	(2)	—	(17)	7	—
U.S. corporate:
Utilities	420	—	6	18	—	—	(5)	102	(47)	494	—
Energy	281	—	(1)	25	—	—	(2)	14	(102)	215	—
Finance and insurance	433	10	19	37	—	—	(7)	128	(37)	583	10
Consumer—non-cyclical	224	2	4	—	(38)	—	(58)	10	—	144	(2)
Technology and communications	60	2	3	—	—	—	(1)	—	—	64	3
Industrial	24	2	2	27	—	—	(16)	—	(3)	36	2
Capital goods	139	—	4	8	—	—	—	31	—	182	—
Consumer—cyclical	386	1	3	62	(1)	—	(64)	—	—	387	1
Transportation	196	1	4	10	—	—	(9)	—	(32)	170	1
Other	210	—	10	8	—	—	(45)	—	—	183	1

Total U.S. corporate	2,373	18	54	195	(39)	—	(207)	285	(221)	2,458	16

Non-U.S. corporate:
Utilities	260	—	7	54	—	—	—	26	—	347	—
Energy	320	—	4	17	—	—	(44)	—	(13)	284	—
Finance and insurance	181	3	29	86	(42)	—	(6)	21	(30)	242	3
Consumer—non-cyclical	212	—	1	35	—	—	(23)	—	—	225	—
Technology and communications	58	—	—	20	—	—	—	—	—	78	—
Industrial	151	—	2	—	—	—	—	—	(10)	143	—
Capital goods	299	1	(1)	—	(35)	—	(40)	—	(12)	212	—
Consumer—cyclical	96	—	1	5	—	—	(13)	—	—	89	—
Transportation	153	—	1	11	—	—	—	14	—	179	—
Other	89	—	(3)	—	—	—	(17)	—	—	69	—

Total non-U.S. corporate	1,819	4	41	228	(77)	—	(143)	61	(65)	1,868	3

Residential mortgage-backed	104	—	(1)	15	(23)	—	(6)	13	(31)	71	—
Commercial mortgage-backed	6	—	3	—	—	—	(2)	6	(8)	5	—
Other asset-backed	1,166	5	7	276	(14)	—	(127)	185	(94)	1,404	2

Total fixed maturity securities	5,523	29	104	722	(153)	—	(488)	550	(436)	5,851	23

Equity securities	78	—	—	—	(12)	—	—	—	—	66	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	(31)	—	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(6)	—	—	4	—
Equity index options	12	(19)	—	18	—	—	—	—	—	11	(18)
Other foreign currency contracts	3	(2)	—	—	(1)	—	—	—	—	—	—

Total derivative assets	25	(21)	—	18	(1)	—	(6)	—	—	15	(18)

Total other invested assets	59	(21)	—	18	(1)	—	(9)	—	(31)	15	(18)

Restricted other invested assets related to securitization entities	211	12	—	1	—	—	—	—	—	224	12
Reinsurance recoverable (2)	(1)	7	—	—	—	2	—	—	—	8	7

Total Level 3 assets	$5,870	$27	$104	$741	$(166)	$2	$(497)	$550	$(467)	$6,164	$24

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$9	$14	$30	$34
Net investment gains (losses)	14	2	(10)	(7)

Total	$23	$16	$20	$27

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$8	$9	$23	$26
Net investment gains (losses)	14	3	(6)	(2)

Total	$22	$12	$17	$24

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$390	$—	$—	$390
Fixed index annuity embedded derivatives	304	—	—	304
Indexed universal life embedded derivatives	10	—	—	10

Total policyholder account balances	704	—	—	704

Derivative liabilities:
Interest rate swaps	290	—	290	—
Interest rate swaps related to securitization entities	30	—	30	—
Inflation indexed swaps	14	—	14	—
Foreign currency swaps	22	—	22	—
Credit default swaps related to securitization entities	10	—	—	10
Other foreign currency contracts	34	—	34	—

Total derivative liabilities	400	—	390	10

Borrowings related to securitization entities	80	—	—	80

Total liabilities	$1,184	$—	$390	$794

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of July 1, 2015	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$255	$126	$—	$—	$—	$9	$—	$—	$—	$390	$124
Fixed index annuity embedded derivatives	322	(31)	—	—	—	14	(1)	—	—	304	(31)
Indexed universal life embedded derivatives	9	(2)	—	—	—	3	—	—	—	10	(2)

Total policyholder account balances	586	93	—	—	—	26	(1)	—	—	704	91

Derivative liabilities:
Credit default swaps related to securitization entities	8	1	—	1	—	—	—	—	—	10	1

Total derivative liabilities	8	1	—	1	—	—	—	—	—	10	1

Borrowings related to securitization entities	84	(4)	—	—	—	—	—	—	—	80	(4)

Total Level 3 liabilities	$678	$90	$—	$1	$—	$26	$(1)	$—	$—	$794	$88

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of July 1, 2014	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$146	$63	$—	$—	$—	$9	$—	$—	$—	$218	$63
Fixed index annuity embedded derivatives	219	7	—	—	—	21	(1)	—	—	246	7
Indexed universal life embedded derivatives	2	—	—	—	—	1	—	—	—	3	—

Total policyholder account balances	367	70	—	—	—	31	(1)	—	—	467	70

Derivative liabilities:
Credit default swaps related to securitization entities	16	2	—	1	—	—	—	—	—	19	2

Total derivative liabilities	16	2	—	1	—	—	—	—	—	19	2

Borrowings related to securitization entities	83	—	—	—	—	—	—	—	—	83	—

Total Level 3 liabilities	$466	$72	$—	$1	$—	$31	$(1)	$—	$—	$569	$72

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses								Ending balance as of September 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$73	$—	$—	$—	$26	$—	$—	$—	$390	$75
Fixed index annuity embedded derivatives	276	(14)	—	—	—	47	(5)	—	—	304	(14)
Indexed universal life embedded derivatives	7	(5)	—	—	—	8	—	—	—	10	(5)

Total policyholder account balances	574	54	—	—	—	81	(5)	—	—	704	56

Derivative liabilities:
Credit default swaps related to securitization entities	17	(10)	—	3	—	—	—	—	—	10	(10)

Total derivative liabilities	17	(10)	—	3	—	—	—	—	—	10	(10)

Borrowings related to securitization entities	85	(6)	—	—	—	1	—	—	—	80	(6)

Total Level 3 liabilities	$676	$38	$—	$3	$—	$82	$(5)	$—	$—	$794	$40

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$94	$—	$—	$—	$28	$—	$—	$—	$218	$96
Fixed index annuity embedded derivatives	143	19	—	—	—	86	(2)	—	—	246	19
Indexed universal life embedded derivatives	—	—	—	—	—	3	—	—	—	3	—

Total policyholder account balances	239	113	—	—	—	117	(2)	—	—	467	115

Derivative liabilities:
Credit default swaps related to securitization entities	32	(16)	—	3	—	—	—	—	—	19	(16)
Other foreign currency contracts	1	1	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	33	(15)	—	3	(2)	—	—	—	—	19	(16)

Borrowings related to securitization entities	75	8	—	—	—	—	—	—	—	83	8

Total Level 3 liabilities	$347	$106	$—	$3	$(2)	$117	$(2)	$—	$—	$569	$107

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	90	72	38	106

Total	$90	$72	$38	$106

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	88	72	40	107

Total	$88	$72	$40	$107

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain classes of instruments classified as Level 3 are excluded below as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value. The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2015:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$435	Credit spreads	100bps - 239bps	172bps
Energy	Internal models	168	Credit spreads	132bps - 319bps	199bps
Finance and insurance	Internal models	593	Credit spreads	105bps - 626bps	262bps
Consumer—non-cyclical	Internal models	95	Credit spreads	155bps - 401bps	235bps
Technology and communications	Internal models	34	Credit spreads	426bps	Not applicable
Industrial	Internal models	65	Credit spreads	210bps - 253bps	231bps
Capital goods	Internal models	170	Credit spreads	85bps - 427bps	197bps
Consumer—cyclical	Internal models	307	Credit spreads	85bps - 311bps	201bps
Transportation	Internal models	98	Credit spreads	79bps - 334bps	210bps
Other	Internal models	186	Credit spreads	88bps - 314bps	170bps

Total U.S. corporate	Internal models	$2,151	Credit spreads	79bps - 626bps	215bps

Non-U.S. corporate:
Utilities	Internal models	$344	Credit spreads	100bps - 230bps	151bps
Energy	Internal models	182	Credit spreads	145bps - 411bps	235bps
Finance and insurance	Internal models	224	Credit spreads	99bps - 260bps	161bps
Consumer—non-cyclical	Internal models	144	Credit spreads	85bps - 280bps	182bps
Technology and communications	Internal models	42	Credit spreads	155bps - 293bps	227bps
Industrial	Internal models	88	Credit spreads	163bps - 261bps	224bps
Capital goods	Internal models	197	Credit spreads	155bps - 353bps	224bps
Consumer—cyclical	Internal models	87	Credit spreads	143bps - 293bps	216bps
Transportation	Internal models	146	Credit spreads	126bps - 293bps	192bps
Other	Internal models	57	Credit spreads	293bps - 690bps	413bps

Total non-U.S. corporate	Internal models	$1,511	Credit spreads	85bps - 690bps	199bps

Derivative assets:
Credit default swaps	Discounted cash flows	$1	Credit spreads	6bps	Not applicable

Equity index options	Discounted cash flows	$15	Equity index volatility	17% - 26%	23%

Policyholder account balances:
			Withdrawal utilization rate	— % - 98%	Not applicable
			Lapse rate	— % - 15%	Not applicable
			Non-performance risk (credit spreads)	50bps - 85bps	75bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$390	Equity index volatility	20% - 25%	21%

Fixed index annuity embedded derivatives	Option budget method	$304	Expected future interest credited	— % - 3%	2%

Indexed universal life embedded derivatives	Option budget method	$10	Expected future interest credited	3% - 9%	5%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Deferred Acquisition Costs

The following table presents the activity impacting deferred acquisition costs (“DAC”) for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014
Unamortized beginning balance	$5,197	$5,211
Impact of foreign currency translation	(20)	(6)
Costs deferred	226	282
Amortization, net of interest accretion	(265)	(281)
Impairment	(455)	—

Unamortized ending balance	4,683	5,206
Accumulated effect of net unrealized investment (gains) losses	(246)	(336)

Ending balance	$4,437	$4,870

On September 30, 2015, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, entered into a Master Agreement (the “Master Agreement”) with Protective Life Insurance Company (“Protective Life”). Pursuant to the Master Agreement, GLAIC and Protective Life agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”), under the terms of which Protective Life will coinsure certain term life insurance business of GLAIC, net of third-party reinsurance. The Reinsurance Agreement will be executed at closing which is expected during the first quarter of 2016, subject to approvals from certain regulatory authorities and satisfaction of other customary closing conditions. In connection with entering into the Master Agreement, we recorded a DAC impairment of $455 million as a result of loss recognition testing of certain term life insurance policies as part of this life block transaction.

As of September 30, 2015, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

(8) Liability for Policy and Contract Claims

The following table sets forth our recorded liability for policy and contract claims by business as of the dates indicated:

(Amounts in millions)	September 30, 2015	December 31, 2014
Long-term care insurance	$6,583	$6,216
U.S. mortgage insurance	953	1,180
International mortgage insurance	303	308
Life insurance	189	197
Fixed annuities	19	21
Runoff	18	15

Total liability for policy and contract claims	$8,065	$7,937

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term care insurance

The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014
Beginning balance	$6,216	$4,999
Less reinsurance recoverables	(1,926)	(1,707)

Net beginning balance	4,290	3,292

Incurred related to insured events of:
Current year	1,241	1,085
Prior years	6	653

Total incurred	1,247	1,738

Paid related to insured events of:
Current year	(75)	(64)
Prior years	(1,050)	(968)

Total paid	(1,125)	(1,032)

Interest on liability for policy and contract claims	172	140

Net ending balance	4,584	4,138
Add reinsurance recoverables	1,999	1,873

Ending balance	$6,583	$6,011

For the nine months ended September 30, 2014, the incurred amount of $653 million related to insured events of prior years increased largely as a result of the completion of a comprehensive review of our long-term care insurance claim reserves conducted during the third quarter of 2014 which resulted in recording higher reserves of $604 million and an increase in reinsurance recoverables of $73 million. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserves assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. In conducting the review, we increased the population of claims reviewed, utilizing more of our recent data. During the third quarter of 2014, we also recorded a $61 million unfavorable correction to claim reserves related to a calculation of benefit utilization for policies with a benefit inflation option. This error arose prior to 2011 and was not material to earnings in any interim or annual period. The remaining increase was attributable to aging and growth of the in-force block.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. mortgage insurance

The following table sets forth changes in the liability for policy and contract claims for our U.S. mortgage insurance business for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014
Beginning balance	$1,180	$1,482
Less reinsurance recoverables	(24)	(44)

Net beginning balance	1,156	1,438

Incurred related to insured events of:
Current year	180	243
Prior years	(18)	23

Total incurred	162	266

Paid related to insured events of:
Current year	(6)	(8)
Prior years	(365)	(482)

Total paid	(371)	(490)

Net ending balance	947	1,214
Add reinsurance recoverables	6	25

Ending balance	$953	$1,239

For the nine months ended September 30, 2015, the incurred amount of $18 million related to insured events of prior years decreased primarily from improvements in net cures and the favorable aging on existing delinquencies.

For the nine months ended September 30, 2014, the incurred amount of $23 million related to insured events of prior years increased primarily related to an aggregate increase in our claim reserves of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities in the third quarter of 2014. This increase was partially offset by favorable aging on existing delinquencies.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Borrowings and Other Financings

(a) Long-Term Borrowings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	September 30, 2015	December 31, 2014
Genworth Holdings (1)
8.625% Senior Notes, due 2016	$298	$300
6.52% Senior Notes, due 2018	598	600
7.70% Senior Notes, due 2020	397	400
7.20% Senior Notes, due 2021	389	399
7.625% Senior Notes, due 2021	724	758
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Total Genworth Holdings	4,100	4,151

Canada (2)
5.68% Senior Notes, due 2020	206	236
4.24% Senior Notes, due 2024	120	138

Total Canada	326	374

Australia (3)
Floating Rate Junior Notes, due 2021	35	114
Floating Rate Junior Notes, due 2025	140	—

Total Australia	175	114

Total	$4,601	$4,639

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by our majority-owned subsidiary, Genworth MI Canada Inc. (“Genworth Canada”).
(3)	Subordinated floating rate notes issued by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited.

During the three months ended September 30, 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon.

In July 2015, our indirect majority-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$200 million of subordinated floating rate notes due 2025 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes and incurred a $2 million pre-tax early redemption payment.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Repurchase agreements and securities lending activity

Repurchase agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the parties against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2015 and December 31, 2014, the fair value of securities pledged under the repurchase program was $340 million and $592 million, respectively, and the repurchase obligation of $330 million and $553 million, respectively, was included in other liabilities in the consolidated balance sheets.

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners (“NAIC”), U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of September 30, 2015 and December 31, 2014, the fair value of securities loaned under our securities lending program in the United States was $353 million and $288 million, respectively. As of September 30, 2015 and December 31, 2014, the fair value of collateral held under our securities lending program in the United States was $366 million and $289 million, respectively, and the offsetting obligation to return collateral of $366 million and $299 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of September 30, 2015 and December 31, 2014.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of September 30, 2015 and December 31, 2014, the fair value of securities loaned under our securities lending program in Canada was $335 million and $371 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of the dates indicated:

	September 30, 2015
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$103	$70	$157	$330
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	28	—	—	—	28
Non-U.S. government	47	—	—	—	47
U.S. corporate	90	—	—	—	90
Non-U.S. corporate	196	—	—	—	196

Subtotal, fixed maturity securities	361	—	—	—	361

Equity securities	5	—	—	—	5

Total securities lending	366	—	—	—	366

Total repurchase agreements and securities lending	$366	$103	$70	$157	$696

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$129	$123	$301	$553
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	36	—	—	—	36
Non-U.S. government	32	—	—	—	32
U.S. corporate	66	—	—	—	66
Non-U.S. corporate	163	—	—	—	163

Subtotal, fixed maturity securities	297	—	—	—	297

Equity securities	2	—	—	—	2

Total securities lending	299	—	—	—	299

Total repurchase agreements and securities lending	$299	$129	$123	$301	$852

(10) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2015		2014		2015		2014
Pre-tax income (loss)	$(351)		$(980)		$188		$(375)

Statutory U.S. federal income tax rate	$(123)	35.0%	$(343)	35.0%	$66	35.0%	$(131)	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(1)	0.4	(3)	0.3	3	1.4	3	(0.8)
Benefit on tax favored investments	(9)	2.5	(1)	0.1	(14)	(7.2)	(3)	0.8
Effect of foreign operations	(3)	0.8	(5)	0.5	(33)	(17.5)	(46)	12.3
Non-deductible expenses	—	—	—	—	1	0.6	1	(0.3)
Interest on uncertain tax positions	—	(0.2)	—	—	1	0.3	—	—
Valuation allowance	—	—	—	—	—	—	(7)	1.8
Non-deductible goodwill	—	0.1	163	(16.6)	—	—	163	(43.4)
Stock-based compensation	2	(0.5)	—	—	4	2.0	8	(2.1)
Other, net	—	—	2	(0.2)	(1)	(0.3)	(4)	1.0

Effective rate	$(134)	38.1%	$(187)	19.1%	$27	14.3%	$(16)	4.3%

For the three months ended September 30, 2015, the increase in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the prior year and decreased benefits from lower taxed foreign income in the current year, partially offset by increased benefits from tax favored investments and true ups related to lower taxed foreign income.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2015, the increase in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the prior year and decreased benefits from lower taxed foreign income, partially offset by prior year true ups related to lower taxed foreign income and increased benefits from tax favored investments.

(11) Segment Information

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings, Inc.’s notes with various maturity dates for a loss of $1 million, net of taxes. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. These transactions were excluded from net operating income (loss) for the periods presented as they related to the loss on the early extinguishment of debt.

In the third quarter of 2015, we recorded a DAC impairment of $296 million, net of taxes, on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than the following item. We recognized a tax charge of $7 million in the third quarter of 2015 from potential business portfolio changes related to our mortgage insurance business in Europe.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Adjustments to reconcile net income (loss) attributable to Genworth Financial, Inc.’s common stockholders and net operating income (loss) assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Revenues:
International Mortgage Insurance segment:
Canada	$124	$163	$429	$511
Australia	122	136	360	401
Other Countries	7	10	20	25

International Mortgage Insurance segment’s revenues	253	309	809	937

U.S. Mortgage Insurance segment’s revenues	161	165	497	476

U.S. Life Insurance segment:
Long-term care insurance	949	879	2,769	2,607
Life insurance	455	510	1,419	1,494
Fixed annuities	221	277	683	791

U.S. Life Insurance segment’s revenues	1,625	1,666	4,871	4,892

Runoff segment’s revenues	53	53	209	215

Corporate and Other’s revenues	8	(3)	6	(20)

Total revenues	$2,100	$2,190	$6,392	$6,500

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net loss available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
International Mortgage Insurance segment:
Canada	$38	$46	$115	$134
Australia	21	48	80	167
Other Countries	(5)	(7)	(16)	(18)

International Mortgage Insurance segment’s net operating income	54	87	179	283

U.S. Mortgage Insurance segment’s net operating income (loss)	37	(2)	138	70

U.S. Life Insurance segment:
Long-term care insurance	(10)	(361)	10	(309)
Life insurance	31	13	93	73
Fixed annuities	19	26	75	77

U.S. Life Insurance segment’s net operating income (loss)	40	(322)	178	(159)

Runoff segment’s net operating income (loss)	(4)	5	16	32

Corporate and Other’s net operating loss	(63)	(91)	(174)	(209)

Net operating income (loss)	64	(323)	337	17
Net investment gains (losses), net	(22)	(10)	(19)	(1)
Goodwill impairment, net	—	(517)	—	(517)
Gains (losses) on early extinguishment of debt, net	(2)	—	(2)	(2)
Gains (losses) from life block transactions, net	(296)	—	(296)	—
Expenses related to restructuring, net	—	—	(2)	—
Tax impact from potential business portfolio changes	(7)	—	(7)	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(263)	(850)	11	(503)
Net income attributable to noncontrolling interests	46	57	150	144

Income (loss) from continuing operations	(217)	(793)	161	(359)
Income (loss) from discontinued operations, net of taxes	(21)	6	(334)	19

Net loss	(238)	(787)	(173)	(340)
Less: net income attributable to noncontrolling interests	46	57	150	144

Net loss available to Genworth Financial, Inc.’s common stockholders	$(284)	$(844)	$(323)	$(484)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2015	December 31, 2014
Assets:
International Mortgage Insurance	$7,773	$8,815
U.S. Mortgage Insurance	2,282	2,324
U.S. Life Insurance	82,345	82,906
Runoff	11,762	12,971
Corporate and Other	2,854	2,533

Segment assets from continuing operations	107,016	109,549
Assets held for sale related to discontinued operations	1,206	1,809

Total assets	$108,222	$111,358

(12) Commitments and Contingencies

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

In August 2014, Genworth Financial, Inc., its current chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al., was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On March 9, 2015, plaintiffs filed a memorandum of law in opposition to our motion to dismiss. On March 24, 2015, we filed our reply memorandum of law in further support of our motion to dismiss. The Court heard argument on our motion to dismiss the complaint on April 28, 2015. On May 1, 2015, the court denied the motion to dismiss. The Court has scheduled a trial for April 2016 and we expect to engage in mediation in the fourth quarter of 2015. If the mediation does not result in a settlement, we intend to vigorously defend the lawsuit. As of September 30, 2015, we accrued approximately $16 million, representing the balance of our self-insured retention on our executive and organization liability insurance program above legal defense costs incurred. At this stage of the litigation, we are unable to determine whether any additional loss or range of losses relating to this litigation is reasonably possible.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint, which motion was fully briefed as of March 4, 2015. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. We intend to vigorously defend this action.

In August 2015, Genworth Financial, Inc., its former chief executive officer, its current chief executive officer, its then current chief financial officer and the current members of its board of directors were named in two separate shareholder derivative suits, each of which was filed in the United States District Court for the Eastern District of Virginia, alleging breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The cases are captioned, Pinkoski v. McInerney, et al. and Salberg v. McInerney, et al. The cases seek unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. Defendants have filed a motion to dismiss which has not yet been ruled upon. We intend to vigorously defend each of these actions.

In August 2015, Genworth Financial, Inc., its current chief executive officer, its then current chief financial officer and the current members of its board of directors were named in a shareholder derivative suit filed in the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

United States District Court for the Eastern District of Virginia, alleging breaches of fiduciary duties relating to Genworth’s long-term care insurance reserves. The case is captioned Cohen v. McInerney, et al. The case seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. Defendants have filed a motion to dismiss which has not yet been ruled upon. We intend to vigorously defend this action.

In September 2015, Genworth Financial, Inc., its former chief executive officer, its current chief executive officer, its then current chief financial officer and the current members of its board of directors were named in a shareholder derivative suit filed in the United States District Court for the Eastern District of Virginia, alleging breaches of fiduciary duties relating to Genworth’s long-term care insurance reserves. The case is captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund v. McInerney, et al. The case seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. Defendants have filed a motion to dismiss which has not yet been ruled upon. We intend to vigorously defend this action. On September 28, 2015, the court ordered that all four shareholder derivative suits be consolidated for all purposes under the case name Pinkoski v. McInerney, et al. and directed plaintiffs in the consolidated derivative suit to file an amended consolidated complaint within 21 days of the court’s order appointing lead counsel. The court consolidated the derivative suits with In Re Genworth Financial Securities Litigation for the purposes of discovery. On October 2, 2015, all of the plaintiffs in the consolidated shareholder derivative action filed a motion for voluntary dismissal without prejudice, stating they intend to refile in state court.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices, which settlement took effect in the second quarter of 2014. As a result, the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices were dismissed in the third quarter of 2014. In October 2014, the parties executed a definitive settlement agreement to settle all remaining claims in the arbitrations. Implementation of the settlement to resolve the remaining claims was subject to the consent of the government-sponsored enterprises (the “GSEs”). The settlement provides that our U.S. mortgage insurance subsidiaries will remit a portion of the previously curtailed claim amounts to Bank of America, N.A. and will agree to certain limits on future curtailment activity for loans that are part of the settlement. The consents of the GSEs were obtained in January 2015, and therefore, the parties have moved to dismiss all remaining matters in the arbitration. We expect such dismissals to occur in the fourth quarter of 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At this time, other than as noted above, we cannot determine or predict the ultimate outcome of any of the pending legal and regulatory matters specifically identified above or the likelihood of potential future legal and regulatory matters against us. Except as disclosed above, we also are not able to provide an estimate or range of reasonably possible losses related to these matters. Therefore, we cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to additional unrelated investigations and lawsuits. Increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

(b) Commitments

As of September 30, 2015, we were committed to fund $87 million in limited partnership investments, $106 million in U.S. commercial mortgage loan investments and $61 million in private placement investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2015	$1,628	$1,913	$(232)	$3,309
OCI before reclassifications	79	229	(302)	6
Amounts reclassified from (to) OCI	8	(12)	—	(4)

Current period OCI	87	217	(302)	2

Balances as of September 30, 2015 before noncontrolling interests	1,715	2,130	(534)	3,311

Less: change in OCI attributable to noncontrolling interests	(16)	—	(151)	(167)

Balances as of September 30, 2015	$1,731	$2,130	$(383)	$3,478

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2014	$2,128	$1,652	$381	$4,161
OCI before reclassifications	(63)	110	(379)	(332)
Amounts reclassified from (to) OCI	(4)	(9)	—	(13)

Current period OCI	(67)	101	(379)	(345)

Balances as of September 30, 2014 before noncontrolling interests	2,061	1,753	2	3,816

Less: change in OCI attributable to noncontrolling interests	(6)	—	(112)	(118)

Balances as of September 30, 2014	$2,067	$1,753	$114	$3,934

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	(727)	99	(619)	(1,247)
Amounts reclassified from (to) OCI	(1)	(39)	—	(40)

Current period OCI	(728)	60	(619)	(1,287)

Balances as of September 30, 2015 before noncontrolling interests	1,725	2,130	(696)	3,159

Less: change in OCI attributable to noncontrolling interests	(6)	—	(313)	(319)

Balances as of September 30, 2015	$1,731	$2,130	$(383)	$3,478

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	1,186	457	(252)	1,391
Amounts reclassified from (to) OCI	(7)	(23)	—	(30)

Current period OCI	1,179	434	(252)	1,361

Balances as of September 30, 2014 before noncontrolling interests	2,105	1,753	45	3,903

Less: change in OCI attributable to noncontrolling interests	38	—	(69)	(31)

Balances as of September 30, 2014	$2,067	$1,753	$114	$3,934

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $31 million and $6 million, respectively, net of taxes of $14 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2015 and 2014. Amount also included taxes of $(93) million and $35 million, respectively, related to foreign currency translation adjustments as of September 30, 2015 and 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$13	$(6)	$(1)	$(11)	Net investment (gains) losses
Provision for income taxes	(5)	2	—	4	Provision for income taxes

Total	$8	$(4)	$(1)	$(7)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(22)	$(17)	$(61)	$(45)	Net investment income
Interest rate swaps hedging liabilities	—	—	—	(1)	Interest expense
Inflation indexed swaps	5	3	2	11	Net investment income
Forward bond purchase commitments	(1)	—	(1)	—	Net investment income
Provision for income taxes	6	5	21	12	Provision for income taxes

Total	$(12)	$(9)	$(39)	$(23)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

(14) Noncontrolling Interests

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

Australia

On May 15, 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, priced its initial public offering of 220,000,000 of its ordinary shares at an initial public offering price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owned 66.2% of the ordinary shares of Genworth Australia through subsidiaries. The net proceeds of the offering were used by Genworth Australia to repay a portion of certain intercompany funding arrangements with our

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsidiaries and those funds were then distributed to Genworth Holdings. The gross proceeds of the offering (before payment of fees and expenses) were approximately $541 million. Fees and expenses in connection with the offering were approximately $27 million, including approximately $3 million paid in 2013.

On May 11, 2015, we sold 92,300,000 of our shares in Genworth Australia at AUD$3.08 per ordinary share. The offering closed on May 15, 2015. Following completion of the offering, Genworth Financial beneficially owns 52.0% of the ordinary shares of Genworth Australia through subsidiaries. The majority of the net proceeds of the offering were distributed to Genworth Holdings. The net proceeds of the offering were approximately $226 million.

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

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(284)	$(844)	$(323)	$(484)
Transfers to noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Australia to noncontrolling interests	—	—	—	(145)
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Australia to noncontrolling interests	—	—	(65)	—

Net transfers to noncontrolling interests	—	—	(65)	(145)

Change from net loss available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(284)	$(844)	$(388)	$(629)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Sale of Businesses

(a) Lifestyle protection insurance business

As discussed in note 1, our lifestyle protection insurance business is reported as discontinued operations. The assets and liabilities held for sale related to discontinued operations for this business have been segregated in our consolidated balance sheets. The major assets and liability categories were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2015	December 31, 2014
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$1,117	$1,171
Equity securities available-for-sale, at fair value	6	7
Other invested assets	23	52

Total investments	1,146	1,230
Cash and cash equivalents	142	202
Accrued investment income	22	21
Deferred acquisition costs	168	193
Intangible assets	22	22
Reinsurance recoverable	36	32
Other assets	121	109

Assets held for sale related to discontinued operations	1,657	1,809
Fair value less pension settlement costs and closing costs impairment	(451)	—

Total assets held for sale related to discontinued operations	$1,206	$1,809

Liabilities
Policyholder account balances	$9	$11
Liability for policy and contract claims	108	106
Unearned premiums	412	439
Other liabilities	296	322
Deferred tax liability	29	50

Liabilities held for sale related to discontinued operations	$854	$928

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities held for sale related to discontinued operations.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary operating results of discontinued operations were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Revenues:
Premiums	$169	$184	$517	$557
Net investment income	21	28	63	78
Net investment gains (losses)	—	1	—	2
Insurance and investment product fees and other	—	1	—	4

Total revenues	190	214	580	641

Benefits and expenses:
Benefits and other changes in policy reserves	46	53	150	155
Acquisition and operating expenses, net of deferrals	105	113	323	340
Amortization of deferred acquisition costs and intangibles	21	30	71	90
Interest expense	7	10	22	34

Total benefits and expenses	179	206	566	619

Income (loss) before income taxes and loss on sale	11	8	14	22
Provision for income taxes	20	2	30	3

Income (loss) before loss on sale	(9)	6	(16)	19
Loss on sale, net of taxes	(12)	—	(318)	—

Income (loss) from discontinued operations, net of taxes	$(21)	$6	$(334)	$19

During the three months ended June 30, 2015, in connection with our plan to sell our lifestyle protection insurance business, we recorded an estimated after-tax loss of approximately $306 million, net of taxes of $152 million. In the third quarter, we increased our estimated after-tax loss by $12 million. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an impairment of $451 million to record the carrying value of the business at its fair value, which was based on estimated proceeds less $124 million of pension settlement costs and closing costs.

On July 22, 2015, we entered into exclusive negotiations with AXA S.A. after receiving an irrevocable offer to sell our lifestyle protection insurance business. On September 17, 2015, we executed a purchase agreement following the completion of the French works council consultation process on September 15, 2015. The sale price is expected to be €475 million, or approximately $490 million based on foreign exchange rates on September 30, 2015. The sale price and estimated net loss will be adjusted for changes in stockholders’ equity and other items since December 31, 2014 and are subject to change between now and closing. Net proceeds from the transaction, net of pension settlement costs and closing costs, are estimated to be approximately $400 million. The sale is expected to close by the end of 2015 and is subject to other customary conditions, including requisite regulatory approvals.

(b) European mortgage insurance business

On October 27, 2015, we announced that Genworth Mortgage Insurance Corporation, our wholly-owned indirect subsidiary, has entered into an agreement to sell our European mortgage insurance business to AmTrust Financial Services, Inc. that is expected to result in net proceeds of approximately $55 million. As the held-for-sale criteria were satisfied during the fourth quarter of 2015, we expect to record an after-tax loss of

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $140 million related to the sale. Our European mortgage insurance business, previously included in Other Countries in our International Mortgage Insurance segment, will be reported as held for sale and its financial position will be separately reported in our 2015 Annual Report on Form 10-K. The transaction is expected to close in the first quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals.

(16) Condensed Consolidating Financial Information

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2015 and December 31, 2014, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidating cash flow statement information for the nine months ended September 30, 2015 and 2014.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$150	$60,901	$(200)	$60,851
Equity securities available-for-sale, at fair value	—	—	273	—	273
Commercial mortgage loans	—	—	6,133	—	6,133
Restricted commercial mortgage loans related to securitization entities	—	—	175	—	175
Policy loans	—	—	1,567	—	1,567
Other invested assets	—	124	2,652	(3)	2,773
Restricted other invested assets related to securitization entities, at fair value	—	—	412	—	412
Investments in subsidiaries	13,563	13,610	—	(27,173)	—

Total investments	13,563	13,884	72,113	(27,376)	72,184

Cash and cash equivalents	—	734	2,932	—	3,666
Accrued investment income	—	—	685	—	685
Deferred acquisition costs	—	—	4,437	—	4,437
Intangible assets	—	—	284	—	284
Goodwill	—	—	14	—	14
Reinsurance recoverable	—	—	17,276	—	17,276
Other assets	2	216	361	(2)	577
Intercompany notes receivable	2	291	399	(692)	—
Separate account assets	—	—	7,893	—	7,893
Assets held for sale related to discontinued operations	—	—	1,206	—	1,206

Total assets	$13,567	$15,125	$107,600	$(28,070)	$108,222

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$36,472	$—	$36,472
Policyholder account balances	—	—	26,000	—	26,000
Liability for policy and contract claims	—	—	8,065	—	8,065
Unearned premiums	—	—	3,340	—	3,340
Other liabilities	5	260	2,982	(6)	3,241
Intercompany notes payable	—	602	290	(892)	—
Borrowings related to securitization entities	—	—	188	—	188
Non-recourse funding obligations	—	—	1,951	—	1,951
Long-term borrowings	—	4,100	501	—	4,601
Deferred tax liability	(23)	(1,077)	1,301	—	201
Separate account liabilities	—	—	7,893	—	7,893
Liabilities held for sale related to discontinued operations	6	—	848	—	854

Total liabilities	(12)	3,885	89,831	(898)	92,806

Stockholders’ equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,944	9,098	16,956	(26,054)	11,944
Accumulated other comprehensive income (loss)	3,478	3,560	3,498	(7,058)	3,478
Retained earnings	856	(1,418)	(4,827)	6,245	856
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	13,579	11,240	15,627	(26,867)	13,579
Noncontrolling interests	—	—	2,142	(305)	1,837

Total stockholders’ equity	13,579	11,240	17,769	(27,172)	15,416

Total liabilities and stockholders’ equity	$13,567	$15,125	$107,600	$(28,070)	$108,222

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,145	$—	$1,145
Net investment income	(1)	—	788	(4)	783
Net investment gains (losses)	—	21	(72)	—	(51)
Insurance and investment product fees and other	—	(10)	233	—	223

Total revenues	(1)	11	2,094	(4)	2,100

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,290	—	1,290
Interest credited	—	—	179	—	179
Acquisition and operating expenses, net of deferrals	9	1	304	—	314
Amortization of deferred acquisition costs and intangibles	—	—	563	—	563
Interest expense	—	77	32	(4)	105

Total benefits and expenses	9	78	2,368	(4)	2,451

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(10)	(67)	(274)	—	(351)
Provision (benefit) for income taxes	(40)	21	(115)	—	(134)
Equity in income (loss) of subsidiaries	(314)	(270)	—	584	—

Income (loss) from continuing operations	(284)	(358)	(159)	584	(217)
Income (loss) from discontinued operations, net of taxes	—	—	(21)	—	(21)

Net income (loss)	(284)	(358)	(180)	584	(238)
Less: net income attributable to noncontrolling interests	—	—	46	—	46

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(284)	$(358)	$(226)	$584	$(284)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,210	$—	$1,210
Net investment income	(1)	—	783	(4)	778
Net investment gains (losses)	—	9	(36)	—	(27)
Insurance and investment product fees and other	—	—	229	—	229

Total revenues	(1)	9	2,186	(4)	2,190

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,934	—	1,934
Interest credited	—	—	185	—	185
Acquisition and operating expenses, net of deferrals	5	—	279	—	284
Amortization of deferred acquisition costs and intangibles	—	—	113	—	113
Goodwill impairment	—	—	550	—	550
Interest expense	—	77	31	(4)	104

Total benefits and expenses	5	77	3,092	(4)	3,170

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(6)	(68)	(906)	—	(980)
Provision (benefit) for income taxes	8	(16)	(179)	—	(187)
Equity in income (loss) of subsidiaries	(830)	(785)	—	1,615	—

Income (loss) from continuing operations	(844)	(837)	(727)	1,615	(793)
Income (loss) from discontinued operations, net of taxes	—	—	6	—	6

Net income (loss)	(844)	(837)	(721)	1,615	(787)
Less: net income attributable to noncontrolling interests	—	—	57	—	57

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(844)	$(837)	$(778)	$1,615	$(844)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,422	$—	$3,422
Net investment income	(2)	1	2,369	(11)	2,357
Net investment gains (losses)	—	37	(96)	—	(59)
Insurance and investment product fees and other	—	(30)	703	(1)	672

Total revenues	(2)	8	6,398	(12)	6,392

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,714	—	3,714
Interest credited	—	—	540	—	540
Acquisition and operating expenses, net of deferrals	23	2	851	—	876
Amortization of deferred acquisition costs and intangibles	—	—	759	—	759
Interest expense	—	231	96	(12)	315

Total benefits and expenses	23	233	5,960	(12)	6,204

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(25)	(225)	438	—	188
Provision (benefit) for income taxes	(7)	(81)	115	—	27
Equity in income (loss) of subsidiaries	(299)	(319)	—	618	—

Income (loss) from continuing operations	(317)	(463)	323	618	161
Income (loss) from discontinued operations, net of taxes	(6)	—	(328)	—	(334)

Net income (loss)	(323)	(463)	(5)	618	(173)
Less: net income attributable to noncontrolling interests	—	—	150	—	150

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(323)	$(463)	$(155)	$618	$(323)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,486	$—	$3,486
Net investment income	(1)	—	2,357	(11)	2,345
Net investment gains (losses)	—	—	(11)	—	(11)
Insurance and investment product fees and other	—	(3)	684	(1)	680

Total revenues	(1)	(3)	6,516	(12)	6,500

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,282	—	4,282
Interest credited	—	—	552	—	552
Acquisition and operating expenses, net of deferrals	15	—	824	—	839
Amortization of deferred acquisition costs and intangibles	—	—	325	—	325
Goodwill impairment	—	—	550	—	550
Interest expense	—	244	95	(12)	327

Total benefits and expenses	15	244	6,628	(12)	6,875

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16)	(247)	(112)	—	(375)
Provision (benefit) for income taxes	13	(80)	55	(4)	(16)
Equity in income (loss) of subsidiaries	(455)	(389)	—	844	—

Income (loss) from continuing operations	(484)	(556)	(167)	848	(359)
Income (loss) from discontinued operations, net of taxes	—	—	19	—	19

Net income (loss)	(484)	(556)	(148)	848	(340)
Less: net income attributable to noncontrolling interests	—	—	144	—	144

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(484)	$(556)	$(292)	$848	$(484)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(284)	$(358)	$(180)	$584	$(238)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	103	111	85	(212)	87
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	(1)	—	1	—
Derivatives qualifying as hedges	217	217	231	(448)	217
Foreign currency translation and other adjustments	(151)	(127)	(302)	278	(302)

Total other comprehensive income (loss)	169	200	14	(381)	2

Total comprehensive income (loss)	(115)	(158)	(166)	203	(236)
Less: comprehensive income attributable to noncontrolling interests	—	—	(121)	—	(121)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(115)	$(158)	$(45)	$203	$(115)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(844)	$(837)	$(721)	$1,615	$(787)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(62)	(60)	(67)	121	(68)
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	2	1	(3)	1
Derivatives qualifying as hedges	101	101	105	(206)	101
Foreign currency translation and other adjustments	(267)	(229)	(379)	496	(379)

Total other comprehensive income (loss)	(227)	(186)	(340)	408	(345)

Total comprehensive income (loss)	(1,071)	(1,023)	(1,061)	2,023	(1,132)
Less: comprehensive income attributable to noncontrolling interests	—	—	(61)	—	(61)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,071)	$(1,023)	$(1,000)	$2,023	$(1,071)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(323)	$(463)	$(5)	$618	$(173)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(708)	(696)	(729)	1,405	(728)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	(1)	—	1	—
Derivatives qualifying as hedges	60	60	68	(128)	60
Foreign currency translation and other adjustments	(344)	(276)	(619)	620	(619)

Total other comprehensive income (loss)	(992)	(913)	(1,280)	1,898	(1,287)

Total comprehensive income (loss)	(1,315)	(1,376)	(1,285)	2,516	(1,460)
Less: comprehensive income attributable to noncontrolling interests	—	—	(145)	—	(145)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,315)	$(1,376)	$(1,140)	$2,516	$(1,315)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(484)	$(556)	$(148)	$848	$(340)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,155	1,129	1,171	(2,284)	1,171
Net unrealized gains (losses) on other-than-temporarily impaired securities	8	9	8	(17)	8
Derivatives qualifying as hedges	434	434	460	(894)	434
Foreign currency translation and other adjustments	(148)	(109)	(252)	257	(252)

Total other comprehensive income (loss)	1,449	1,463	1,387	(2,938)	1,361

Total comprehensive income (loss)	965	907	1,239	(2,090)	1,021
Less: comprehensive income attributable to noncontrolling interests	—	—	56	—	56

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$965	$907	$1,183	$(2,090)	$965

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(323)	$(463)	$(5)	$618	$(173)
Less loss from discontinued operations, net of taxes	6	—	328	—	334
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	299	319	—	(618)	—
Dividends from subsidiaries	—	454	(454)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(80)	—	(80)
Net investment losses (gains)	—	(37)	96	—	59
Charges assessed to policyholders	—	—	(586)	—	(586)
Acquisition costs deferred	—	—	(226)	—	(226)
Amortization of deferred acquisition costs and intangibles	—	—	759	—	759
Deferred income taxes	(2)	(102)	(13)	—	(117)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	27	(274)	—	(247)
Stock-based compensation expense	16	—	(2)	—	14
Change in certain assets and liabilities:
Accrued investment income and other assets	—	3	(133)	(3)	(133)
Insurance reserves	—	—	1,270	—	1,270
Current tax liabilities	(1)	13	(88)	5	(71)
Other liabilities, policy and contract claims and other policy-related balances	—	(1)	353	—	352
Cash from operating activities—discontinued operations	—	—	3	—	3

Net cash from operating activities	(5)	213	948	2	1,158

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	1	3,388	—	3,389
Commercial mortgage loans	—	—	640	—	640
Restricted commercial mortgage loans related to securitization entities	—	—	27	—	27
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,333	—	1,333
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,836)	—	(6,836)
Commercial mortgage loans	—	—	(678)	—	(678)
Other invested assets, net	—	(100)	63	(2)	(39)
Policy loans, net	—	—	23	—	23
Intercompany notes receivable	7	(24)	(4)	21	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Cash transferred for purchase of a subsidiary	—	(202)	202	—	—
Cash from investing activities—discontinued operations	—	—	(22)	—	(22)

Net cash from investing activities	7	(350)	(1,839)	19	(2,163)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,693	—	1,693
Withdrawals from universal life and investment contracts	—	—	(1,677)	—	(1,677)
Redemption of non-recourse funding obligations	—	—	(45)	—	(45)
Proceeds from the issuance of long-term debt	—	—	150	—	150
Repayment and repurchase of long-term debt	—	(50)	(70)	—	(120)
Repayment of borrowings related to securitization entities	—	—	(26)	—	(26)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	226	—	226
Repurchase of subsidiary shares	—	—	(17)	—	(17)
Dividends paid to noncontrolling interests	—	—	(145)	—	(145)
Proceeds from intercompany notes payable	—	(2)	23	(21)	—
Other, net	(2)	(30)	7	—	(25)
Cash from financing activities—discontinued operations	—	—	(33)	—	(33)

Net cash from financing activities	(2)	(82)	86	(21)	(19)

Effect of exchange rate changes on cash and cash equivalents	—	—	(86)	—	(86)

Net change in cash and cash equivalents	—	(219)	(891)	—	(1,110)
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	734	3,074	—	3,808
Less cash and cash equivalents of discontinued operations at end of period	—	—	142	—	142

Cash and cash equivalents of continuing operations at end of period	$—	$734	$2,932	$—	$3,666

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the nine months ended September 30, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(484)	$(556)	$(148)	$848	$(340)
Less income from discontinued operations, net of taxes	—	—	(19)	—	(19)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	455	389	—	(844)	—
Dividends from subsidiaries	—	563	(563)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(97)	—	(97)
Net investment losses (gains)	—	—	11	—	11
Charges assessed to policyholders	—	—	(580)	—	(580)
Acquisition costs deferred	—	—	(282)	—	(282)
Amortization of deferred acquisition costs and intangibles	—	—	325	—	325
Goodwill impairment	—	—	550	—	550
Deferred income taxes	25	(137)	(70)	(4)	(186)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	—	110	—	110
Stock-based compensation expense	15	—	4	—	19
Change in certain assets and liabilities:
Accrued investment income and other assets	(2)	44	(213)	(4)	(175)
Insurance reserves	—	—	1,260	—	1,260
Current tax liabilities	(16)	(37)	(132)	—	(185)
Other liabilities, policy and contract claims and other policy-related balances	12	51	665	3	731
Cash from operating activities—discontinued operations	—	—	(2)	—	(2)

Net cash from operating activities	5	317	819	(1)	1,140

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	3,638	—	3,638
Commercial mortgage loans	—	—	528	—	528
Restricted commercial mortgage loans related to securitization entities	—	—	24	—	24
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,651	—	1,651
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(7,202)	—	(7,202)
Commercial mortgage loans	—	—	(709)	—	(709)
Other invested assets, net	—	—	103	1	104
Policy loans, net	—	—	11	—	11
Intercompany notes receivable	8	(15)	9	(2)	—
Capital contributions to subsidiaries	(12)	—	12	—	—
Cash from investing activities—discontinued operations	—	—	(48)	—	(48)

Net cash from investing activities	(4)	(15)	(1,983)	(1)	(2,003)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,201	—	2,201
Withdrawals from universal life and investment contracts	—	—	(1,950)	—	(1,950)
Redemption of non-recourse funding obligations	—	—	(28)	—	(28)
Proceeds from the issuance of long-term debt	—	—	144	—	144
Repayment and repurchase of long-term debt	—	(485)	(136)	—	(621)
Repayment of borrowings related to securitization entities	—	—	(24)	—	(24)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	517	—	517
Dividends paid to noncontrolling interests	—	—	(46)	—	(46)
Proceeds from intercompany notes payable	1	(17)	14	2	—
Other, net	(2)	(31)	14	—	(19)
Cash from financing activities—discontinued operations	—	—	(25)	—	(25)

Net cash from financing activities	(1)	(533)	681	2	149

Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)

Net change in cash and cash equivalents	—	(231)	(506)	—	(737)
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	—	988	2,489	—	3,477
Less cash and cash equivalents of discontinued operations at end of period	—	—	193	—	193

Cash and cash equivalents from continuing operations at end of period	$—	$988	$2,296	$—	$3,284

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2014, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $0.5 billion to us in 2015 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $0.5 billion is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2015 at this level as they retain capital for growth and to meet capital requirements and desired thresholds. As of September 30, 2015, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $13.1 billion and $13.2 billion, respectively.

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

(i) inability to successfully develop and execute strategic plans to effectively address our current business challenges (including with respect to our long-term care insurance business, ratings and capital), including as a result of our inability to complete the planned sale of our lifestyle protection insurance business, certain blocks of our term life insurance or our European mortgage insurance business at all or on the terms anticipated and failure to attract buyers for any other businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner on anticipated terms; inability to generate required capital; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to successfully develop more targeted product features and benefits, strengthen relationships with producers or achieve anticipated cost-savings in a timely manner; adverse tax or accounting charges; (ii) inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required; (iii) inadequate reserves and the need to increase reserves, including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews (including as a result of our actual experience differing significantly from our assumptions); (iv) ineffective or inadequate risk management in identifying, controlling or mitigating risks; weaknesses in, or ineffective, internal controls; (v) recent or future adverse rating agency actions, including with respect to rating downgrades or potential downgrades, being placed on negative outlook or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; (vi) inability to retain, attract and motivate qualified employees and independent sales representatives, particularly in the light of our recent business challenges; (vii) adverse change in regulatory requirements, including risk-based capital; (viii) dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions (including the unwillingness or inability of the subsidiary that indirectly owns most of the interests in our Australian and Canadian mortgage insurance businesses to pay the dividends that it receives from those businesses as a result of the impact on its financial condition of its capital support for certain long-term care insurance related reinsurance arrangements); (ix) inability to borrow under our credit facility; (x) downturns and volatility in global economies and equity and credit markets; (xi) interest rates and changes in rates; (xii) availability, affordability and adequacy of reinsurance to protect us against losses; (xiii) defaults by counterparties to reinsurance arrangements or derivative instruments; (xiv) changes in valuation of fixed maturity, equity and trading securities; (xv) defaults or other events impacting the value of our fixed maturity securities portfolio; (xvi) defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance; (xvii) competition; (xviii) reliance on, and loss of, key distribution relationships; (xix) extensive regulation of our businesses and changes in applicable laws and regulations; (xx) litigation and regulatory investigations or other actions (including the two shareholder putative class action lawsuits alleging securities law violations filed against us in 2014); (xxi) the material weakness in our internal control over financial reporting; (xxii) failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, our confidential information; (xxiii) occurrence of natural or man-made disasters or a pandemic; (xxiv) impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); (xxv) changes in accounting and reporting standards; (xxvi) impairments of or valuation allowances against our deferred tax assets; (xxvii) accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); (xxviii) political and economic instability or changes in government policies; and (xxix) fluctuations in foreign currency exchange rates and international securities markets;

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

In June 2015, our Board of Directors approved a transaction to sell our lifestyle protection insurance business, which had previously been designated as a non-core business. As the held-for-sale criteria were satisfied during the second quarter of 2015, we recorded an estimated loss to reduce the carrying value of the business to the fair value less pension settlement costs and closing costs. Our lifestyle protection insurance business, previously the only business in the International Protection segment, has been reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 15 in our consolidated financial statements under “Item 1—Financial Statements” for additional information.

Strategic Update

In connection with the release of our results in the fourth quarter of 2014, we announced that we had commenced a review of a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we considered, among other factors, the level of and restrictions contained in our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance, prospects and interdependencies of our businesses.

As we move forward, we continue to make progress on our strategic objectives in order to position us for the future and are actively engaged in three areas: (1) strengthening our long-term care insurance and mortgage insurance businesses, including generating and maintaining PMIERs capital credit; (2) simplifying our business structure and portfolio, including repatriating our Brookfield Life and Annuity Insurance Company Limited (“BLAIC”) long-term care insurance business; and (3) increasing our financial strength and flexibility through separate initiatives such as selling blocks of business, reducing ownership of or selling businesses and a multi-step restructuring plan targeting annualized cash savings in excess of $100 million in 2016 as well as reducing holding company debt levels over time.

We are making progress in 2015 with the following transactions. In May 2015, we sold an additional 14.2% of our Australian mortgage insurance business, which reduced our ownership percentage to 52.0% and generated net proceeds of $226 million. In addition, in September 2015, we entered into an agreement with AXA S.A. to sell our lifestyle protection insurance business, which had previously been designated as a non-core business for us. The planned sale of this business is expected to be completed by the end of 2015 and generate approximately $400 million of net proceeds, most of which we expect to use for debt reduction. In September 2015, we also announced we had agreed to sell certain blocks of our term life insurance to Protective Life Insurance Company which is expected to generate initial capital of approximately $100 million to $150 million in aggregate to Genworth. We expect the transaction will utilize all of the net operating losses in our U.S. life insurance companies resulting in expected intercompany tax payments over time to the holding company and other entities for the use of their tax benefits. The transaction is expected to close in the first quarter of 2016, subject to customary conditions, including requisite regulatory approvals. On October 27, 2015, we announced that Genworth Mortgage Insurance Corporation (“GMICO”), our wholly-owned indirect subsidiary, has entered into an agreement to sell our European mortgage insurance business to AmTrust Financial Services, Inc. This transaction is expected to result in net proceeds of approximately $55 million and close in the first quarter of 2016, subject to customary conditions, including requisite regulatory approvals.

In addition, we have significantly increased capital levels of our U.S. mortgage insurance business in 2015. As of September 30, 2015, our U.S. mortgage insurance business would be compliant with the PMIERs capital requirements, and would hold a reasonable amount in excess of these capital requirements, giving effect to: (i) two previously completed excess of loss reinsurance transactions with a panel of reinsurers, both effective July 1, 2015, that we expect will provide up to approximately $300 million of PMIERs credit as of December 31, 2015; (ii) a recently completed intercompany sale of the U.S. mortgage insurance business’ ownership interest in affiliated preferred securities for approximately $200 million; (iii) an internal corporate entity restructuring completed on October 1, 2015; and (iv) a reinsurance transaction covering our 2015 book year entered into with a panel of reinsurers which is pending GSE approval, which we expect will provide up to an additional $225 million of PMIERs capital credit as of December 31, 2015. In addition, we expect the estimated net proceeds from the sale of our European mortgage insurance business, announced on October 27, 2015, will provide additional PMIERs capital credit to our U.S. mortgage insurance business in 2016 upon closing. Prior to this transaction, our U.S. mortgage insurance business did not receive PMIERs capital credit for its ownership of the European mortgage insurance business. We will look to execute future capital transactions over time that are expected to provide a prudent level of financial flexibility in excess of the PMIERs capital requirements, including additional reinsurance transactions and contributions of holding company cash.

We are committed to position our U.S. mortgage and Canadian mortgage insurance businesses for growth by ensuring they are appropriately positioned to write profitable new business at attractive returns. In our long-term care insurance business, we intend to, among other things, pursue additional long-term care insurance rate actions, seek opportunities to reduce risk in older blocks of our long-term care insurance business and utilize reinsurance. In-force premium rate actions or benefit reductions continue to be our most important objective for this business and we are actively working with regulators on this front. We also seek to enhance our financial strength and flexibility over time to maintain our commercial presence. In addition, we may pursue additional life or annuity block transactions to improve our regulatory capital. Our focus on increasing the value of our life insurance and annuities businesses will include addressing the financial challenges of the aging population by offering more targeted product features and benefits and working with those producers who are focused on the same challenges. At the same time, we plan to evaluate an appropriately sized cost structure to support these businesses. For a discussion of risks related to our strategic plans, see “Part II—Item 1A—Risk Factors—We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.”

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. During 2014 and into the first nine months of 2015, the U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Eastern Europe and the Middle East and slow growth in China, as well as continued decreases in oil and commodity prices.

While the U.S. housing market continues to recover with home affordability above historical levels in certain regions, an increase in mortgage interest rates more broadly in the future may slow the overall housing recovery. Unemployment and underemployment levels in the United States decreased in 2014 and through the first nine months of 2015. Going forward, we expect moderate economic growth characterized by ongoing modest improvement in home values along with moderate changes in unemployment and underemployment levels. In Canada, the housing market improved in 2014 and through 2015 driven by continued low interest rates that have maintained affordability as home prices increased. The Canadian unemployment rate at the end of the third quarter of 2015 increased compared to the end of 2014 and the first half of 2015. We expect unemployment in certain regions of Canada may be pressured for the remainder of 2015 primarily driven by concerns of decreasing oil prices and its impact to the oil producing provinces of Canada. The unemployment rate in other parts of Canada is expected to be consistent with current levels. In Australia, the overall housing market continued to improve as modest economic growth and low interest rates persisted. The unemployment rate in Australia at the end of the third quarter of 2015 decreased compared to the end of 2014 and we expect the unemployment rate, other than in Queensland and Western Australia, to be relatively stable or to move modestly upward through the remainder of 2015 as the economy continues to transition away from being commodity focused, impacting investment levels. The Chinese economy had experienced significant growth over the past decade. This growth slowed during 2013 and into 2014 and the new Chinese administration began to implement economic and credit market reforms. Gross domestic product growth in China in 2014 and the first nine months of 2015 was significantly lower than growth over the past decade with the slowest growth in the past five years being in the second quarter of 2015. Given the relative size of the Chinese economy, the impact of a significant change in the pace of economic expansion in China could impact global economies, partly as a result of lower commodity imports, particularly those from the Asia Pacific region, including Australia. Europe remained a challenging region, despite early signs of modest improvement and increases in confidence, with slow growth or, in some countries, a declining economic environment with lower lending activity and reduced consumer spending, particularly in Greece, Spain, Portugal, Ireland and Italy. The overall economic environment in Europe remains fragile given concerns over debt repayment issues in Greece and unemployment, which in many countries remains just below record highs. As a result, we expect future economic growth to be modest in Europe. Additionally, Germany’s economy could be impacted by the ongoing conflict in the Ukraine and sanctions imposed on Russia and the increasing migrant pressure from the civil war in Syria, which could negatively impact other European markets. See “—Trends and conditions affecting our segments” below for a discussion regarding the impacts the financial markets and global economies have on our businesses.

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

Investments and derivatives

Investments—credit and investment markets

Developed market government bond yields declined in the third quarter of 2015 on signs of slowing global activity. China’s currency devaluation in August 2015 caused global growth expectations to be revised downward, accelerating the decline in oil and metals prices and pressuring commodity-based emerging market economies. The Federal Reserve Open Market Committee held rates steady during the third quarter of 2015, citing downside risks to global growth, tighter financial conditions and muted inflation, but suggested a rate hike is possible before the end of 2015.

Credit spreads generally widened during the third quarter of 2015, pressured by weaker oil and metals prices and heavy investment grade corporate bond supply driven by merger and acquisition financings and share buybacks. Commodity exposed credits and companies with below investment grade ratings broadly underperformed the market on reduced investor risk appetite.

Increases in interest rates and credit spreads have decreased the value of our investments and derivatives, resulting in decreases in net unrealized investment gains on securities of $728 million and derivatives qualifying as hedges of $60 million in each case included in other comprehensive income (loss) for the nine months ended September 30, 2015. Economic conditions will continue to impact the valuation of our investment portfolios and the amount of other-than-temporary impairments.

Looking ahead, we believe the current credit environment provides stable investment opportunities and we expect corporate defaults to remain relatively low. Prolonged weakness in oil and other commodity prices could continue to pressure smaller or highly leveraged companies, and some emerging market companies. Our energy portfolio is predominantly investment grade and our metals and mining sector holdings are relatively low. We expect ongoing ratings pressure on these sectors given commodity price levels but believe our energy portfolio is well-positioned and we would expect minimal capital impact on our U.S. life insurance subsidiaries.

We believe the current credit environment provides us with opportunities to invest across a variety of asset classes including expanding into a small allocation of alternative assets, but we anticipate our returns will continue to be pressured primarily because of low interest rates. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

Derivatives

We continue to take actions to mitigate the risk to our derivatives portfolio arising from our counterparties right to terminate their derivatives transactions with us following ratings downgrades. As of September 30, 2015, we have negotiated amendments to master swap agreements governing $11.4 billion notional of our derivatives portfolio, such that the current ratings of Genworth Holdings and our life insurance subsidiaries are at least one-notch above the level at which counterparties could terminate the transactions under those agreements. As of September 30, 2015, we have moved $8.5 billion notional of our derivatives portfolio from bilateral over-the-counter agreements to clearing through the Chicago Mercantile Exchange (“CME”), which has required us to post initial margin of $91 million to CME through our clearing agents. The customer agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. So far, they have not done so, but may do so in the future. Because our clearing agent serves as a guarantor of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2015, we have no significant positions in bilateral over-the-counter derivatives agreements where the counterparty has the right to terminate its transactions with us based on our current ratings.

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

Canada and Australia comprise approximately 99% of our international mortgage insurance primary risk in-force. These established markets will continue to be key drivers of revenues and earnings in our international mortgage insurance business. During 2014 and continuing into the first nine months of 2015, the U.S. dollar strengthened against many foreign currencies, in particular the Canadian dollar and Australian dollar, which negatively impacted the results of our international mortgage insurance business as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

Canada. In Canada, the housing market improved in 2014 and in the first nine months of 2015 driven by continued low interest rates that maintained affordability as home prices increased. Job creation has been steady so far in 2015 with the addition of approximately 127,000 jobs and with the September 2015 unemployment rate at 7.1% after ending at 6.7% in 2014. We expect unemployment to remain in that range for the remainder of 2015. However, there is pressure on unemployment in certain provinces primarily driven by continued concerns of lower oil prices and its impact to the oil producing provinces of Canada. In response to slow economic growth, the overnight interest rate was reduced by 0.25% in July 2015 to 0.50% with the expectation that the low interest rate environment will continue through 2015 and into 2016.

Home sales in Canada increased approximately 4% in the first nine months of 2015 compared to the same period in the prior year, with tight supply continuing to pressure prices in select urban markets with the resale market remaining at or near balanced market conditions. However, we have begun to see some modest home price pressure in regions whose economy is more energy dependent in the first nine months of 2015. We expect the growth rate of the high loan-to-value market to reflect the change in housing resale activity and home price appreciation. According to the Bank of Canada, economic growth as measured by the Canadian gross domestic product decreased by approximately 0.6% in the first quarter of 2015 and by 0.5% in the second quarter of 2015 primarily due to the effects of lower oil prices. However, the Bank of Canada still expects growth of just over 1% for 2015. We expect the growth of the Canadian gross domestic product in 2015 to be fueled by increasing non-energy exports and business investments, a stronger U.S. economy and a weaker Canadian dollar that benefits exports in Central Canada and British Columbia, offset by the negative impact of lower oil prices. The continuing low oil prices is an emerging risk due to its potential impact on employment and housing, especially in the provinces of Alberta, Newfoundland and Saskatchewan. We will continue to monitor the impact of oil prices as part of our proactive portfolio risk management strategy but the loss ratio in Canada could be modestly higher in the fourth quarter of 2015 and into 2016.

On April 1, 2015, the Canada Mortgage and Housing Corporation (“CMHC”) implemented a price increase to its National Housing Act Mortgage-Backed Securities (“NHA MBS”) guarantee fees. Under the NHA MBS Program, CMHC guarantees timely payment of principal and interest to purchasers of the mortgage-backed securities backed by pools of eligible insured mortgages. The NHA MBS guarantee fees are paid by lenders in addition to the mortgage insurance premium. On June 3, 2015, the Canadian government published regulations that prohibit the substitution of mortgages in insured pools after May 15, 2015 and limit the mortgage insurer’s commitment period to no more than one year. Subsequently, on June 6, 2015, the Canadian government published draft regulations to implement the prohibition that was announced in its 2013 budget to limit portfolio insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. Genworth MI Canada Inc. (“Genworth Canada”) anticipates the regulations will now become effective in the first half of 2016. Although it is difficult to determine the full impact of these changes at this time, we believe the changes will decrease demand for low loan-to-value mortgage insurance.

As a result of its annual review of its insurance products and capital requirements, CMHC increased its mortgage insurance premiums by 15% for homebuyers with less than a 10% down payment effective June 1, 2015. Genworth Canada also increased its price by 15% for homebuyers with less than a 10% down payment effective June 1, 2015. Homebuyers with less than 10% down payment represents about 65% of Genworth Canada’s flow new insurance written. Gross written premiums increased by approximately $9 million in the third quarter of 2015 from the price increase.

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

Australia. In Australia, the overall economy continued to expand during 2014 and into the nine months of 2015, though at a more modest pace than in prior years, with ongoing evidence of variation in economic activity across sectors and regions. At the same time, housing activity improved primarily from sustained low interest rates which were reduced another 0.25% to 2% by the Reserve Bank of Australia in May 2015. The Reserve Bank of Australia expects the current interest rate reduction to add further support to demand, to foster growth and inflation outcomes consistent with their targets. The unemployment rate was 6.2% at the end of the third quarter of 2015 after reaching a 12-year high of 6.3% in 2014. We expect unemployment to be relatively stable or to move modestly upward as we progress through the remainder of 2015 as the economy continues to transition away from being commodity focused, impacting investment levels. During the third quarter of 2015, Australia observed a decrease in new delinquencies and an increase in cures as compared to the prior quarter which is consistent with normal seasonal variation that is typically observed in the Australia market. We also note that delinquencies within certain mining-related areas within Queensland and Western Australia decreased in the third quarter of 2015 but remain elevated as compared to other regions. If this trend continues in Queensland and Western Australia, the loss ratio in Australia could increase going forward. The Australian housing market continued to improve into the first nine months of 2015, with home values on average 11.0% higher than a year ago. The Sydney and Melbourne housing markets continue to be the major driver with annual growth rates of 16.7% and 14.2%, respectively. We expect home price appreciation to moderate during the remainder of 2015 still supported by limited housing supply and record low interest rates driving improved affordability.

In December 2013, the Australian government announced that there would be an inquiry into Australia’s financial system. The Financial System Inquiry (“FSI”) made a number of recommendations, which were released by the Australian government in December 2014. The FSI has recommended, among other things, that capital levels for internal ratings-based (“IRB”) authorized deposit taking institutions (“ADIs”) be raised against residential real estate risks. The FSI has also recommended narrowing the average risk-weight gap between average risk-weights for the IRB ADIs and other ADIs to help competition. In releasing the FSI’s recommendations, the Australian Treasurer commented that the FSI’s recommendations on bank capital are for the Australian Prudential Regulation Authority (“APRA”) and the Reserve Bank of Australia to consider as independent regulators. In signaling a response to the FSI’s recommendations, on July 13, 2015, APRA released a study comparing the capital position of the Australian IRB banks against a group of international peers, commenting that the IRB banks will need to increase their capital ratios by at least 200 basis points relative to their position in June 2014 to strengthen their position relative to international peers. This was an information paper with no requirements or timing. However, on July 20, 2015, APRA issued a press release announcing that for the IRB banks the average risk-weight on Australian residential mortgage exposures will increase from approximately 16% to at least 25%, which will come into effect on July 1, 2016. In October 2015, the Australian government issued a response to the FSI recommendations, setting forth the Australian government’s approach and intended timeline for improving Australia’s financial system. While the Australian government agreed with the FSI’s recommendations regarding setting strong capital ratio requirements for ADIs and narrowing mortgage risk weight differences, the Australian government’s response did not specifically comment on the role and utilization of mortgage insurance. Rather, the Australian government endorsed APRA’s role in regulating these areas. Given the recent nature of these regulatory and policy developments, we and other market participants are still assessing potential impacts and we have therefore not yet determined whether or how these regulatory and policy developments will impact our Australian mortgage insurance business.

In November 2014, APRA released Prudential Practice Guide APG 223 Residential Mortgage Lending (“APG 223”), as part of its continued focus on lending standards. The guidelines are focused on clarifying the regulators’ expectations around lending standards and, amongst other items, addressed the strengthening of loan serviceability testing across all ADIs. In addition, APRA also wrote to ADIs to advise that in their view annual investor credit growth materially above a benchmark of 10% would be an important risk indicator that supervisors will take into account when reviewing ADIs’ residential mortgage risk profile and considering supervisory actions. In August 2015, the Australian Securities & Investments Commission (“ASIC”) released a report following its investigations into “interest-only” loans over the first half of 2015. The report introduces new responsible lending guidance for banks and non-bank lenders, brokers and servicers, focusing on home loans. The impact of APG 223 and the increased supervision by APRA and ASIC has been the tightening of lending standards which in 2015 has begun to lead to reduced volumes of new insurance written for loans with loan-to-values greater than 80% and gross written premiums in our Australian mortgage insurance business.

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

On May 11, 2015, we sold 92,300,000 of our shares in Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) at AUD$3.08 per ordinary share. Following completion of this offering, our ownership percentage decreased from 66.2% to 52.0% in May 2015.

Other Countries. The overall economic environment in Europe remains fragile given concerns over debt repayment issues in Greece and unemployment which in many countries remains just below record highs. As a result, we expect future economic growth to be modest. We are seeing a slow resurgence in high loan-to-value lending in our target countries in Europe as lenders begin to slowly re-enter these markets for the first time since the global financial crisis. As a result of the lingering economic recession, we have seen an elevated number of delinquencies and lower cures in our older books of business, most notably in Ireland, contributing to higher losses over the last few years. However, these books are well seasoned now and as a result we saw a reduction in net new delinquencies on these books during 2014 and into the first nine months of 2015. Even though our newer books of business are less seasoned, they are performing well in comparison to pricing expectations. In the fourth quarter of 2014, lender settlements reduced active delinquencies by approximately 40% and capped our exposure in Ireland to approximately $60 million or about 3% of our total outstanding risk in-force in Europe. We have been focused on writing new business in Italy, Finland, Germany and the United Kingdom, which we expect to continue until the recently announced sale of our European mortgage insurance business is complete.

U.S. Mortgage Insurance

Results of our U.S. mortgage insurance business are affected by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations; the inventory of unsold homes; lender modification and other servicing efforts; and resolution of pending or any future litigation, among other items. The impact of prior years’ weakness and uncertainty in the domestic economy, related levels of unemployment and underemployment and resulting increase in foreclosures, the number of borrowers seeking loan modifications and the level of housing inventories with the related impact on home values, all combined to contribute adversely to the performance of our insured portfolio relating to our 2005 through 2008 book years. Going forward, we expect moderate economic growth characterized by ongoing modest improvement in home values along with moderate changes in unemployment and underemployment levels. Our results are subject to the continued recovery of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

We believe that the level of private mortgage insurance industry market penetration and eventual market size will continue to be affected by actions taken by the GSEs, the Federal Housing Administration (the “FHA”), the Federal Housing Finance Agency (the “FHFA”), the U.S. Congress or the U.S. government which impact housing or housing finance policy. Over time, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs. Specifically, recent actions include Fannie Mae and Freddie Mac decisions to resume purchases of certain loans with down payments as low as 3%. This has resulted in a modest increase in loans purchased by the GSEs with private mortgage insurance relative to overall originations. Also, the FHA reduced the annual mortgage insurance premium it charges but the FHA premium reduction has not had to date a material adverse effect on private mortgage insurers’ ability to sustain market share. Further, there has been a modest reduction in the amount of certain loan-level price adjustment fees charged by the GSEs but this fee change has not had to date, and is not expected to have, a material impact on mortgage originations or the competitiveness of private mortgage insurance versus that of FHA insurance.

In addition to the actions described above, in December 2013, the FHFA issued for comment a proposal to reduce GSE loan limits. We filed a comment letter in March 2014 in response to that proposal. To date the FHFA has not yet issued a final determination regarding loan limits. If implemented, lower loan limits could limit demand for mortgage loans with private mortgage insurance coverage.

On April 17, 2015, the final PMIERs were publicly released by the GSEs in conjunction with the FHFA. PMIERs will be used by the GSEs to approve private mortgage insurers that provide mortgage insurance on loans acquired by them. As of September 30, 2015, our U.S mortgage insurance business would be compliant with the PMIERs capital requirements, and would hold a reasonable amount in excess of these capital requirements, giving effect to: (i) two previously completed excess of loss reinsurance transactions with a panel of reinsurers, both effective July 1, 2015, that we expect will provide up to approximately $300 million of PMIERs credit as of December 31, 2015; (ii) a recently completed intercompany sale of the U.S. mortgage insurance business’ ownership interest in affiliated preferred securities for approximately $200 million; (iii) an internal corporate entity restructuring completed on October 1, 2015; and (iv) a reinsurance transaction covering our 2015 book year entered into with a panel of reinsurers which is pending GSE approval, which we expect will provide up to an additional $225 million of PMIERs capital credit as of December 31, 2015. In addition, we expect the estimated net proceeds of approximately $55 million from the sale of our European mortgage insurance business, announced on October 27, 2015, will provide additional PMIERs capital credit to our U.S. mortgage insurance business in 2016 upon closing. Our assessment of PMIERs compliance is based on a number of factors including our view of the ongoing performance of our U.S. mortgage insurance business reflecting assumed market size and other dynamics, as well as current affiliate asset valuations under the PMIERs. Additionally, our current estimate reflects a decrease in affiliate asset valuation due to changes since our prior estimate in market value and currency fluctuations. In order to continue to provide a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, our U.S. mortgage insurance business may execute future capital transactions, including additional reinsurance transactions and contributions of holding company cash.

As discussed above, our U.S. mortgage insurance business completed two reinsurance transactions during the third quarter of 2015 designed to provide PMIERs capital credit. As a result of these reinsurance transactions, ceded premiums in our U.S. mortgage insurance business increased in the third quarter of 2015, which will continue going forward. PMIERs capital benefits and ceded premiums from these transactions are expected to decline over time primarily through loan amortization and policy lapse.

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

Also in June 2015, the Wisconsin Department of Insurance sent mortgage insurance companies a letter inquiring about, among other things, their discounted lender paid mortgage insurance practices. In July 2015, we responded to the letter from the Wisconsin Department of Insurance by providing detailed responses to the questions outlined in the inquiry, including a description of certain mortgage insurance pricing practices. If the percentage of our business written as single premium lender paid insurance increases compared to our borrower paid insurance, all other things being equal, our weighted-average returns will be lower.

As of September 30, 2015, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 14.3:1, compared with a risk-to-capital ratio of approximately 13.5:1 as of June 30, 2015 and 14.3:1 as of December 31, 2014. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. The NCDOI’s current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirement methodology in the final PMIERs. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, the amount of additional capital that is generated within the business or capital support (if any) that we provide and changes in the value of affiliate assets. Our estimate of the amount and timing of future losses and these foregoing factors are inherently uncertain, require significant judgment and may change significantly over time. In the third quarter of 2015, we recorded a decrease in GMICO’s statutory surplus of approximately $90 million related to the anticipated sale of our European mortgage insurance business, which impacted our statutory risk-to-capital ratio by less than one point. In July 2015, GMICO’s sale of its ownership interest in affiliated preferred securities to Genworth Holdings had no impact on GMICO’s risk-to-capital ratio as of June 30, 2015; however, it does benefit our progress in complying with the final PMIERs by the effective date (as noted above). In addition, as a result of this sale, our U.S. mortgage insurance subsidiaries will no longer receive dividends from these preferred securities; however, there will be no impact on consolidated results as the dividends will be paid to Genworth Holdings going forward.

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

Overall mortgage originations were down in the third quarter of 2015 as a result of a decline in refinances driven by increased interest rates, partially offset by an increase in purchase originations driven by a strong home-selling season, an increase in purchases by first time homebuyers, and higher home prices. Over time, mortgage interest rates are expected to increase, and as a result, we would expect refinancing activities to continue to decrease. Accordingly, we continue to believe that, as the mix of the mortgage originations market shifts from refinancing activities to purchase originations, originations which are insured with private mortgage insurance will increase relative to total originations leading to a larger market for private mortgage insurance over time. Our U.S. mortgage insurance estimated market share remained stable during the third quarter of 2015. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. The amount of single premium lender paid new insurance written increased in the third quarter of 2015 reflecting our selective participation in this market. Future volumes of this product will vary depending on our evaluation of the risk return profile of these transactions, as well as our evaluation of the impact of the PMIERs factor (multiplier) that takes effect for loans insured on or after January 1, 2016. We have also observed intensified price competition with borrower paid mortgage insurance during the third quarter of 2015.

New delinquencies increased during the third quarter of 2015 compared to the prior quarter. The increase is consistent with our normal seasonal patterns and the majority of the new delinquencies continue to come from the 2005 through 2008 book years. Delinquencies from those book years continue to be the principal source of new delinquencies reported to us and our portfolio continues to be adversely affected by those delinquencies. Beginning in mid-2010, we saw an increase in foreclosure starts as well as an increase in our paid claims as late stage delinquency loans go through foreclosure. Beginning in 2014, the pace of foreclosure starts began to slow and as a consequence actual foreclosure timelines have lengthened. We believe this delay in foreclosure starts may in part be a result of the implementation of a Consumer Finance Protection Bureau (“CFPB”) mortgage servicing rule (the “CFPB Rule”) that requires lenders and servicers to defer foreclosure starts until a borrower is at least 120-days delinquent to permit possible loan modification or workout solutions and as a result in improvements in the housing market and overall economy. These lengthened foreclosure timelines, have been accommodated by GSE extensions of the allowable period over which certain foreclosure actions by lenders and servicers may occur. We believe additional loan workout or modification solutions that would ultimately reduce the number of foreclosure actions from these early stage delinquencies may result from the deferral of the foreclosure start date, coupled with GSE foreclosure timeline extension guidelines and the CFPB Rule’s early intervention provisions that require a lender or servicer to utilize good faith efforts to establish live contact with delinquent borrowers and provide written notice of available loss mitigation options. We have seen differences in performance among loan servicers regarding the ability to modify loans and avoid foreclosure. On the other hand, a lengthening of the foreclosure process itself reflected by the GSE foreclosure timeline extensions and extended timelines in judicial foreclosure states has led and is expected to continue to lead to increased claims expense relative to foreclosures conducted in the pre-financial crisis environment. Depending on our experience going forward, we may need to adjust our reserve frequency or severity assumptions, which could either increase or decrease reserves over time as experience from these programs continues to emerge.

Improved underwriting guidelines for the origination of loans comprising our 2009 through 2015 book years as well as improved mortgage servicing practices, such as our expanded efforts to modify loans, combined with improvements in the overall economy and housing market have resulted in lower overall delinquency levels through the third quarter of 2015. However, our 2009 through 2012 book years are experiencing higher prepayment rates driven by lower interest rates in 2015 relative to the time of origination. While we continue to see benefits from loan modification actions on newer delinquencies within our portfolio, loan modification efforts have continued to remain more difficult to complete on the older delinquencies within our delinquent loan population. We have seen the older delinquencies that remain unresolved within our portfolio, particularly those from the 2005 through 2008 book years, continue to age through the third quarter of 2015. The ongoing lengthening of the foreclosure process as discussed above continues to result in ongoing elevated levels of expenses associated with those claims. We believe that the ability to cure delinquent loans is dependent upon such things as employment levels, home values and mortgage interest rates. In addition, while we continue to execute on our loan modification strategy, which cures the underlying delinquencies and improves the ability of borrowers to meet the debt service on their mortgage loans going forward, we have seen the level of ongoing loan modification actions decline during the period from 2011 through the third quarter of 2015 compared with the levels we experienced during preceding periods. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and because of the continuing aging of delinquencies. However, we further expect the rate at which newly delinquent loans are modified to remain steady given the GSEs streamlined modification program and the overall improvement over time of the economy and housing market.

As of September 30, 2015, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $17.8 billion of insurance in-force, with $16.6 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through the year ending December 31, 2016. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

In 2014, the Obama Administration announced that it would extend the Home Affordable Modification Program (“HAMP”) through December 31, 2015 (and the Administration subsequently further extended the program through December 31, 2016), and expand borrower eligibility by adjusting certain underwriting requirements. Also in 2014, incentives paid to the owner of a loan that qualifies for principal reduction under HAMP were increased and, for the first time, offered to the GSEs. However, to date, the GSEs are not participating in this program. While the impact of the these program extensions to date has remained positive, there can be no assurance that the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in ultimately avoiding foreclosure, in part based on our historical experience with modified loans which later re-default. In addition, beginning in the third quarter of 2014, borrowers who received a HAMP modification began to experience a gradual interest rate increase of up to 1% per year (referred to as interest rate resets), until such time as their mortgage interest rate reaches the market interest rate at the time the loan was modified. While the government and the mortgage services industry remain committed to working with borrowers under this program, we cannot predict whether these interest rate resets will have a material adverse impact on the performance of loans that have received HAMP modifications or if the resulting effect of avoiding foreclosure is sustainable over time.

U.S. Life Insurance

We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry practice. Many factors can affect the reserves in our U.S. life insurance businesses and because they are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We also perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves.

In our U.S. life insurance businesses, our liability for policy and contract claims is reviewed quarterly as well as with our regular review of our claim reserve assumptions during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the fourth quarter of each year. As part of loss recognition testing, we review the recoverability of

DAC and PVFP at least annually. We also perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually.

During the third quarter of 2015, we reviewed our assumptions and methodologies relating to our claim reserves of our long-term care insurance business but did not make any significant changes to the assumptions or methodologies, other than routine updates to investment returns and benefit utilization rates as we typically do each quarter. These updates in the third quarter of 2015 did not have a significant impact on claim reserve levels. In the fourth quarter of 2015, we will conduct our annual review of assumptions related to our liability for future policy benefits or policyholder account balances for our long-term care insurance, life insurance and annuity products. This review will include updates to our assumptions, if necessary, based on any relevant observable trends in our experience and any changes to future expectations with respect to a variety of factors, including but not limited to, mortality, policyholder behavior and interest rates. As previously disclosed, the margin on our acquired block of long-term care insurance was zero after the reserve increase in the fourth quarter of 2014; therefore, the impacts of any adverse changes in assumptions would immediately be reflected in net income (loss). In addition, our acquired block would not benefit significantly from additional rate actions as it is older, and therefore, there is a higher likelihood that adverse changes could result in additional losses on that block.

We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, when appropriate. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserve levels, results of operations and financial condition.

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

During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. The changes made to our claim reserve assumptions and methodologies in the third quarter of 2014 also informed the review of and changes to assumptions and methodologies used in our fourth quarter of 2014 loss recognition testing, which indicated that a premium deficiency existed for our acquired block of long-term care insurance. As a result, we have updated our future policy benefit reserve assumptions on our acquired block of long-term care insurance as of December 31, 2014. These updated assumptions will be locked-in until such time as another premium deficiency exists. While our loss recognition testing in the fourth quarter of 2014 for our long-term care insurance block, excluding the acquired block, indicated that block had positive margin of $2.3 billion, it also indicated we had projected profits in earlier years followed by projected losses totaling a present value of $1.2 billion in later years. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years by the amounts necessary to offset losses in later years. Given our updated assumptions and methodologies discussed above, we are currently establishing higher claim reserves on new claims, which decrease earnings in the period in which the higher reserves are recorded. Consequently, results of our long-term care insurance business have been modest in 2015 and we expect results to continue to be modest going forward with some variability period to period. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business.

We experience volatility in our loss ratios caused by variances in claim terminations, claim severity and claim counts. Our rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our claim reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio was 173% in the third quarter of 2014 reflecting changes to our assumptions and methodologies relating to our claim reserves as part of the comprehensive review of our long-term care insurance reserves. Our loss ratio was 200% in the fourth quarter of 2014 reflecting the results of our annual loss recognition testing, which impacted our acquired block. As a result, our loss ratio for the year ended December 31, 2014 was 129% and the increase in reserves as a result of the reviews increased the loss ratio for our long-term care insurance business by 57 percentage points in 2014. Our loss ratio was 74% for the nine months ended September 30, 2015 reflecting our updated claims assumptions emerging from our review of claim reserves as well as our updated assumptions on our acquired block in 2014.

Our long-term care insurance sales decreased 64% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and decreased 11% in the third quarter of 2015 from the second quarter of 2015. Sales decreased due to 2014 product changes that increased premium rates and reduced benefits offered, competing industry product solutions and certain distributors suspending sales of our products as a result of market uncertainty about the outcome of our strategic review, rating agency actions and our 2014 financial results. The overall long-term care insurance industry sales trends were down approximately 16% in the first half of 2015 as compared to the same period in 2014 as companies have left the market over time and have introduced price increases, product changes, as well as from consumer concern tied to industry rate actions. In 2014, we launched a product which increased premium rates but gave consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. In the fourth quarter of 2014, we began filing for regulatory approval of an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates and adjusting coverage options. As of September 30, 2015, this enhanced product had been filed in 47 states and approved in 44 states, and launched in 35 states on July 20, 2015, with an additional eight states targeted to be launched in November 2015. In support of this product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of the long-term care insurance products that have been introduced since early 2013. External new business reinsurance levels vary and are dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. Beginning in 2013 and extending through 2018, we have seen and may continue to see an increase in benefit costs if and when those policies are no longer covered under this reinsurance go on claim. In addition, we have a portion of our long-term care insurance business reinsured internally by BLAIC, one of our Bermuda-domiciled captive reinsurance subsidiaries. One of our strategic priorities is to repatriate our BLAIC long-term care insurance business. The timing of the repatriation is expected to occur in 2016 or later. If we implement the repatriation (following receipt of required regulatory approvals), there will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of this reinsurance eliminates in consolidation, although there is expected to be an adverse impact on Genworth Life Insurance Company’s risk-based capital ratio, depending on the specifics and timing of a transaction.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; investing in care coordination capabilities and service offerings; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases on three policy series of older generation policies and on one early series of new generation policies. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases on a second series of our new generation products. We continue to pursue these rate increases in the states that have either not responded, initially denied our rate increase request, or did not approve the full requested increase initially. The goal of our rate actions already implemented, as well as future rate actions, is to mitigate losses on our older generation policy series and help offset higher than priced-for loss ratios due to unfavorable performance and lower lapse rates than expected on newer generation products, with returns lower than original expectations. In addition to premium increases received, reserve levels, and thus our profitability, have been impacted, and we expect they will continue to be impacted, by policyholder behavior in response to premium rate increases which could include taking reduced benefits or non-forfeiture options. For all of these rate action filings, we received five filing approvals from five additional states in the third quarter of 2015, representing a weighted-average increase of 29% on $9 million in annualized in-force premiums. This compares to 10 approvals from eight states in the second quarter of 2015, with a weighted-average increase of 37% on $336 million in in-force premiums. We also submitted five new filings in five states in the third quarter of 2015, representing $74 million in in-force premiums, versus 16 filings in 11 states in the second quarter of 2015, representing $111 million in in-force premiums. These approvals are in line with our overall assumptions used in our 2014 margin testing. We have suspended sales in the past, and will consider taking similar actions in the future, in states where we are unable to obtain satisfactory rate increases on in-force policies as we did in Massachusetts, New Hampshire and Vermont. The approval process for in-force rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are therefore expected to be realized over time.

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

In 2014, mortality experience was favorable to pricing expectations for term life insurance and unfavorable for universal life and term universal life insurance, but experience fluctuated from quarter to quarter. For the nine months ended September 30, 2015, our life insurance products experienced favorable mortality versus the prior year. In the third quarter of 2015, mortality experience was favorable to pricing expectations for our term life insurance products but unfavorable for our universal life and term universal life insurance products. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. In the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we would expect amortization of DAC to accelerate, premiums to decline and mortality to worsen and reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000.

Life insurance sales decreased 41% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and decreased 20% in the third quarter of 2015 from the second quarter of 2015. The decrease in our sales was predominantly related to competitor actions in term life insurance and distributor suspensions following adverse rating actions.

During 2014, the NAIC adopted a new regulatory framework for the insurance industry’s use of captive life reinsurance subsidiaries, specifically those used to finance Regulations XXX and Actuarial Guideline 38 reserves. The framework adopted by the NAIC does not apply to policies issued on or before December 31, 2014 that are currently in captive life reinsurance subsidiaries but “grandfathers” these policies prospectively. The framework assumes that Principles Based Reserving (“PBR”) will be adopted and requires captives to hold collateral at a level that approximates PBR. While the use of captive life reinsurance will likely continue even with the adoption of PBR, if the use of captive life reinsurance were no longer permitted, discontinuance of our use of captive life reinsurance subsidiaries to finance statutory reserves on a prospective basis would likely increase costs related to alternative financing, such as third-party reinsurance. This, in turn, could result in potential reductions in or discontinuance of new term life insurance sales, which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

A portion of our life insurance reserves are financed through captive reinsurance structures. The financing cost of certain captive reinsurance structures is determined in part by the financial strength ratings of our principal life insurance subsidiaries. As a result of the ratings downgrade of our principal life insurance subsidiaries in February 2015, the cost of financing increased for a portion of our captive-financed reserves by approximately $4 million per quarter. We are actively pursuing strategies to partially mitigate the negative impact of the increased financing cost through the use of reinsurance or the refinancing of existing reinsurance.

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

In fixed annuities, sales may fluctuate as a result of consumer demand, actions by rating agencies, competitor actions, changes in interest rates, credit spreads, relative pricing, return on capital decisions and our approach to managing risk. We monitor and change prices and crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. We have targeted distributors and producers and maintained sales capabilities that align with our strategy. Equity market performance and volatility could result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts. Refinements of product offerings and related pricing, including ongoing evaluation of commission structures and changes in investment strategies, support our objective of achieving appropriate risk-adjusted returns.

Although sales of fixed annuities increased 16% in the third quarter of 2015 from the second quarter of 2015 due to competitive pricing, sales decreased 39% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was largely as a result of distributor actions. Following adverse rating actions after the announcement of our results for the third and fourth quarters of 2014, several of our distributors suspended distribution of our products. Those distributors made up approximately 36% of sales of our fixed annuity products for the year ended December 31, 2014. We expect that we will continue to be adversely impacted by these recent rating actions. In addition, we cannot predict the outcome of future rating agency reviews and their potential impacts on our fixed annuity sales. To date, we have not observed any significant increases in lapses of in-force contracts as a result of our rating downgrades.

The Department of Labor has re-issued a proposed fiduciary standard rule for qualified plans that would, as presently proposed, include fixed annuities within its scope. It could make the sale of fixed annuities to qualified plans less attractive to distributors and thus potentially have a negative impact on our ability to grow or maintain current levels of sales in this market.

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

We discontinued sales of our individual and group variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts. Since then, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to help mitigate impacts related to equity market volatility and interest rate risks, in the future, we may consider reinsurance opportunities to further mitigate volatility in results and manage capital.

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

Financial Strength Ratings

Except as disclosed below, there were no changes of the financial strength ratings of our insurance subsidiaries during the nine months ended September 30, 2015 other than the downgrades previously disclosed in our Annual Report on Form 10-K filed on March 2, 2015.

On September 14, 2015, S&P raised the financial strength ratings of GMICO and Genworth Residential Mortgage Insurance Corporation of North Carolina to “BB+” from “BB-.” On October 1, 2015, we merged Genworth Residential Mortgage Insurance Corporation of North Carolina into GMICO.

On September 14, 2015, S&P also re-assigned a negative outlook on our financial strength ratings on our U.S. life insurance companies reflecting execution risk, citing significant challenges in implementing a successful turnaround strategy in our U.S. Life Insurance Division. S&P’s outlook had temporarily been on “CreditWatch-Developing” following our disclosures of a potential sale of Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary. The continued negative outlook on our holding company reflects S&P’s concerns regarding our life insurance companies, dividend capacity and reliance on asset sales. The negative outlook on our U.S. mortgage insurance companies accompanied the two notch upgrade and reflects select risks across the group and their potential influence on the overall group credit profile. A primary risk they state is that the anticipated capital rebuilding process across our U.S. life and U.S. mortgage insurance businesses could be slowed or impaired.

On August 5, 2015, A.M. Best Company, Inc. (“A.M. Best”) assigned a negative outlook on our U.S. life insurance financial strength ratings reflecting concerns with the volatility of our earnings, lack of growth in our life and annuity operations and challenges to improve sales following the recent review of strategic alternatives, as well as the inherent volatility of our long-term care insurance business. A.M. Best’s outlook had temporarily been on “Under Review-Developing” following our disclosures of a potential sale of GLAIC.

As previously disclosed, on February 11, 2015, Moody’s Investors Service, Inc. (“Moody’s”) downgraded our U.S. life insurance financial strength ratings one-notch. At the same time, Moody’s assigned a negative outlook citing significant exposure to adversely performing legacy long-term care insurance business and challenges in rebuilding our traditional life insurance sales.

As discussed above, the rating agencies have placed certain of our subsidiaries on negative outlook, which creates a meaningful risk of further downgrades. For a discussion of the risks associated with ratings actions, see “Item 1A Risk Factors—Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us” in our 2014 Annual Report on Form 10-K.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations and should be read in conjunction with “—Business trends and conditions.” For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$1,145	$1,210	$(65)	(5)%
Net investment income	783	778	5	1%
Net investment gains (losses)	(51)	(27)	(24)	(89)%
Insurance and investment product fees and other	223	229	(6)	(3)%

Total revenues	2,100	2,190	(90)	(4)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,290	1,934	(644)	(33)%
Interest credited	179	185	(6)	(3)%
Acquisition and operating expenses, net of deferrals	314	284	30	11%
Amortization of deferred acquisition costs and intangibles	563	113	450	NM (1)
Goodwill impairment	—	550	(550)	(100)%
Interest expense	105	104	1	1%

Total benefits and expenses	2,451	3,170	(719)	(23)%

Loss from continuing operations before income taxes	(351)	(980)	629	64%
Benefit for income taxes	(134)	(187)	53	28%

Loss from continuing operations	(217)	(793)	576	73%
Income (loss) from discontinued operations, net of taxes	(21)	6	(27)	NM (1)

Net loss	(238)	(787)	549	70%
Less: net income attributable to noncontrolling interests	46	57	(11)	(19)%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(284)	$(844)	$560	66%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment decreased $37 million. Our fixed annuities business decreased $37 million principally related to lower sales of our life-contingent products in the current year. Our life insurance business decreased $31 million largely from the recapture of a reinsurance agreement in the prior year that did not recur and higher reinsurance in the current year. Our long-term care insurance business increased $31 million largely from $25 million of higher premiums in the current year from in-force rate actions approved and implemented.

•

Our International Mortgage Insurance segment decreased $27 million primarily from a decrease of $46 million attributable to changes in foreign exchange rates. Our Canadian mortgage insurance business decreased $14 million driven by a decrease of $21 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased from the seasoning of our larger in-force blocks of business in the current year. Our Australian mortgage insurance business decreased $13 million primarily from a decrease of $23 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased primarily as a result of an adjustment of $8 million relating to refinements to premium recognition factors, partially offset by a decrease in premiums from lower flow volume in the current year.

Net investment income. Net investment income represents the income earned on our investments.

•	Annualized weighted-average investment yields were 4.5% for the three months ended September 30, 2015 and 2014. Annualized weighted-average investment yields remained unchanged from the prior year primarily attributable to a $19 million lower unfavorable prepayment speed adjustment on structured securities, partially offset by lower gains of $6 million related to limited partnerships, $5 million of lower gains related to bond calls and mortgage prepayments and lower yields on higher average invested assets in the current year.

•	The three months ended September 30, 2015 included a decrease of $13 million attributable to changes in foreign exchange rates.

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

•	We recorded $3 million of higher net other-than-temporary impairments during the three months ended September 30, 2015. Of total impairments of $9 million recorded during the three months ended September 30, 2015, $6 million related to corporate securities, $2 million related to structured securities and $1 million related to commercial mortgage loans. Of total impairments of $6 million recorded during the three months ended September 30, 2014, $4 million related to financial hybrid securities as a result of certain banks being downgraded to below investment grade and $1 million related to structured securities.

•	Net investment losses related to derivatives of $53 million during the three months ended September 30, 2015 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and losses related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

Net investment losses related to derivatives of $38 million during the three months ended September 30, 2014 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held, as well as losses related to derivatives used to hedge our fixed indexed annuity product. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

•	We recorded $4 million of losses related to the sale of available-for-sale securities during the three months ended September 30, 2015 compared to $12 million of gains during the three months ended September 30, 2014. We recorded higher net gains of $8 million related to trading securities during the three months ended September 30, 2015 due to unrealized gains resulting from changes in the long-term interest rate environment in the current year.

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

•	Our U.S. Life Insurance segment decreased $9 million from our life insurance business largely related to lower production and a decrease in our term universal and universal life insurance in-force blocks in the current year.

•	Our Runoff segment decreased $7 million mainly attributable to lower account values in our variable annuity products in the current year.

•	Our International Mortgage Insurance segment increased $5 million primarily due to losses on non-functional currency transactions attributable to changes in foreign exchange rates on intercompany loans related to our Australian mortgage insurance business in the prior year that did not recur.

•	Corporate and Other activities increased $3 million attributable to losses in the prior year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

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

•	Our U.S. Life Insurance segment decreased $567 million. Our long-term care insurance business decreased $488 million principally from a $531 million increase in claim reserves, net of reinsurance, in the prior year. In the third quarter of 2014, we completed a comprehensive review of our claim reserves which included changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option that did not recur. These decreases were partially offset by aging and growth of the in-force block, higher severity and frequency on new claims and unfavorable corrections of $20 million principally related to reinsurance and a return of premium benefit reserve in the current year. Our life insurance business decreased $45 million primarily related to favorable mortality in our universal and term life insurance products and the recapture of a reinsurance agreement in the prior year related to our term life insurance products that did not recur. These decreases were partially offset by a favorable unlocking of $23 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur and unfavorable mortality in our term universal life insurance product in the current year. Our fixed annuities business decreased $34 million largely attributable to lower sales of our life-contingent products and lower interest credited on reserves, partially offset by unfavorable mortality in the current year.

•	Our U.S. Mortgage Insurance segment decreased $78 million primarily driven by an aggregate increase in our claim reserves of $53 million in the prior year in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities that did not recur. The decrease was also attributable to a continued decline in new delinquencies primarily in our 2005 through 2008 book years, lower reserves on new delinquencies from continued improvement in economic conditions and improved net cures and aging of existing delinquencies in the current year.

•	Our International Mortgage Insurance segment decreased $4 million primarily as a result of a decrease of $13 million attributable to changes in foreign exchange rates. Other Countries decreased $5 million primarily in Ireland driven by lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014. Our Canadian mortgage insurance business decreased $4 million driven by a decrease of $5 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from a higher average reserve per delinquency related to higher severity in certain regions and a modest increase in the number of new delinquencies, net of cures, in the current year. Our Australian mortgage insurance business increased $5 million primarily driven by an increase in reserves of $9 million in the current year mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. The increase was partially offset by a decrease of $7 million attributable to changes in foreign exchange rates in the current year.

•	Our Runoff segment increased $5 million primarily related to our corporate-owned life insurance products driven by unfavorable mortality and an increase in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to unfavorable equity market performance in the current year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $7 million primarily related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

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

•	Corporate and Other activities increased $29 million mainly from higher legal accruals and expenses of $26 million in the current year.

•	Our U.S. Mortgage Insurance segment increased $3 million primarily from higher employee compensation expense that resulted from growth in sales in the current year.

•	Our Runoff segment decreased $5 million largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment increased $439 million principally related to our life insurance business driven mostly by an impairment of DAC of $455 million as a result of loss recognition testing of certain term life insurance policies in the current year as part of a life block transaction, partially offset by an unfavorable unlocking of $12 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur.

•	Our Runoff segment increased $12 million related to our variable annuity products principally from unfavorable equity market performance and impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the prior year that did not recur.

Goodwill impairment. Charges for impairment of goodwill are a result of declines in the fair value of the reporting units. The goodwill impairment charges in the third quarter of 2014 were $200 million in our long-term care insurance business and $350 million in our life insurance business.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

Benefit for income taxes. The effective tax rate increased to 38.1% for the three months ended September 30, 2015 from 19.1% for the three months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the prior year and decreased benefits from lower taxed foreign income in the current year, partially offset by increased benefits from tax favored investments and true ups related to lower taxed foreign income. The three months ended September 30, 2015 included a decrease of $9 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The decrease was primarily related to our Canadian mortgage insurance business as a result of lower net income in the current year, partially offset by the sale of additional shares of our Australian mortgage insurance business in May 2015, which reduced our ownership percentage to 52.0% in the current year. The three months ended September 30, 2015 included a decrease of $9 million attributable to changes in foreign exchange rates.

Net loss available to Genworth Financial, Inc.’s common stockholders. We reported a lower net loss available to Genworth Financial, Inc.’s common stockholders in the current year primarily driven by our U.S. Life Insurance segment as a result of goodwill impairments of $517 million in the prior year that did not recur. The prior year also included an increase of $345 million in claim reserves, net of reinsurance, and a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option in our long-term care insurance business that did not recur. In the current year, we recorded a DAC impairment of $296 million in our life insurance business and a $21 million loss related to our discontinued operations. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” The net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015 reflected an overall decrease of $11 million attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$3,422	$3,486	$(64)	(2)%
Net investment income	2,357	2,345	12	1%
Net investment gains (losses)	(59)	(11)	(48)	NM (1)
Insurance and investment product fees and other	672	680	(8)	(1)%

Total revenues	6,392	6,500	(108)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,714	4,282	(568)	(13)%
Interest credited	540	552	(12)	(2)%
Acquisition and operating expenses, net of deferrals	876	839	37	4%
Amortization of deferred acquisition costs and intangibles	759	325	434	134%
Goodwill impairment	—	550	(550)	(100)%
Interest expense	315	327	(12)	(4)%

Total benefits and expenses	6,204	6,875	(671)	(10)%

Income (loss) from continuing operations before income taxes	188	(375)	563	150%
Provision (benefit) for income taxes	27	(16)	43	NM (1)

Income (loss) from continuing operations	161	(359)	520	145%
Income (loss) from discontinued operations, net of taxes	(334)	19	(353)	NM (1)

Net loss	(173)	(340)	167	49%
Less: net income attributable to noncontrolling interests	150	144	6	4%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(323)	$(484)	$161	33%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our International Mortgage Insurance segment decreased $73 million primarily from a decrease of $102 million attributable to changes in foreign exchange rates in the current year. Our Canadian mortgage insurance business decreased $37 million driven by a decrease of $48 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from the seasoning of our larger in-force blocks of business in the current year. Our Australian mortgage insurance business decreased $33 million driven by a decrease of $50 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased primarily as a result of the seasoning of our in-force blocks of business, an adjustment of $8 million relating to refinements to premium recognition factors and higher premiums resulting from policy cancellations and refunds in the current year. These increases were partially offset by a decrease in premiums from lower flow volume and higher ceded reinsurance premiums in the current year. Other Countries decreased $3 million primarily from a decrease of $4 million attributable to changes in foreign exchange rates in the current year.

•	Our U.S. Life Insurance segment decreased $11 million. Our fixed annuities business decreased $49 million principally from lower sales of our life-contingent products in the current year. Our life insurance business decreased $37 million primarily related to higher reinsurance, lapse experience and lower production in the current year. Our long-term care insurance business increased $75 million largely from $65 million of higher premiums in the current year from in-force rate actions approved and implemented.

•	Our U.S. Mortgage Insurance segment increased $22 million mainly attributable to higher average flow insurance in-force, partially offset by higher ceded reinsurance premiums and an accrual for premium refunds related to policy cancellations in the current year.

Net investment income

•	Annualized weighted-average investment yields were 4.5% and 4.6% for the nine months ended September 30, 2015 and 2014, respectively. Annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year. These decreases were partially offset by an $18 million lower unfavorable prepayment speed adjustment on structured securities and higher gains of $9 million related to bond calls and mortgage prepayments in the current year.

•	The nine months ended September 30, 2015 included a decrease of $30 million attributable to changes in foreign exchange rates.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	We recorded $3 million of higher net other-than-temporary impairments during the nine months ended September 30, 2015. Of total impairments of $12 million recorded during the nine months ended September 30, 2015, $6 million related to corporate securities. During the nine months ended September 30, 2015 and 2014, we recorded impairments of $4 million and $3 million, respectively, related to commercial mortgage loans and $2 million and $1 million, respectively, related to structured securities. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million during the nine months ended September 30, 2014.

•	Net investment losses related to derivatives of $79 million during the nine months ended September 30, 2015 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and losses related to fixed indexed annuity derivatives. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

Net investment losses related to derivatives of $66 million during the nine months ended September 30, 2014 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the initial public offering (“IPO”) of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

•	We recorded $22 million of lower net gains related to trading securities during the nine months ended September 30, 2015 resulting from changes in the long-term interest rate environment. We recorded lower net gains of $6 million related to the sale of available-for-sale securities during the nine months ended September 30, 2015. We recorded $5 million of lower net gains related to securitization entities during the nine months ended September 30, 2015 primarily associated with lower gains on derivatives.

Insurance and investment product fees and other

•	Our Runoff segment decreased $14 million attributable to lower account values in our variable annuity products in the current year.

•	Corporate and Other activities decreased $8 million mainly as a result of higher losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our U.S. Life Insurance segment increased $7 million predominantly from our life insurance business largely related to our universal life insurance products driven by higher income from certain older in-force policies and a $4 million unfavorable correction in the prior year that did not recur. These increases were partially offset by lower production, a decrease in our term universal and universal life insurance in-force blocks and higher terminations in our term universal life insurance product in the current year.

•	Our International Mortgage Insurance segment increased $5 million primarily due to higher losses in the prior year on non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans related to our Australian mortgage insurance business that did not recur.

Benefits and other changes in policy reserves

•	Our U.S. Life Insurance segment decreased $471 million. Our long-term care insurance business decreased $341 million principally from a $531 million increase in claim reserves, net of reinsurance, in the prior year. In the third quarter of 2014, we completed a comprehensive review of our claim reserves which included changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option that did not recur. These decreases were partially offset by aging and growth of the in-force block, higher severity and frequency on new claims, a less favorable impact of $38 million from reduced benefits related to in-force rate actions approved and implemented, net unfavorable adjustments of $16 million predominantly reflecting a refinement to a reserve calculation on our acquired block of business and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year. Our life insurance business decreased $67 million primarily related to our term life insurance products largely from favorable mortality, the recapture of a reinsurance agreement in the prior year that did not recur, higher ceded reinsurance and lower reserves on older in-force blocks in the current year. The decrease was also attributable to our universal life insurance products principally from favorable mortality in the current year. These decreases were partially offset by a favorable unlocking of $23 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur and unfavorable mortality in our term universal life insurance product in the current year. Our fixed annuities business decreased $63 million predominantly attributable to lower sales of our life-contingent products, lower interest credited on reserves and favorable mortality in the current year.

•

Our U.S. Mortgage Insurance segment decreased $103 million primarily driven by an aggregate increase in our claim reserves of $53 million in the prior year in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $17 million that did not recur. The decrease was also as a result of a continued decline in new delinquencies primarily in our 2005 through 2008 book years in the current year. These decreases were partially offset by improved net cures and aging of existing delinquencies in the current year.

•	Our International Mortgage Insurance segment decreased $3 million, including a decrease of $25 million attributable to changes in foreign exchange rates. Other Countries decreased $7 million primarily in Ireland driven by lower new delinquencies, improved aging on our existing delinquencies and a decrease of $2 million attributable to changes in foreign exchange rates, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014. Our Canadian mortgage insurance business increased $1 million primarily from a higher average reserve per delinquency related to higher severity in certain regions and an increase in the number of new delinquencies, net of cures, partially offset by a decrease of $10 million attributable to changes in foreign exchange rates in the current year. Our Australian mortgage insurance business increased $3 million primarily from an increase in reserves of $9 million in the current year mainly related to the estimate of the period of time it takes for a delinquent loan to be reported, a higher number of new delinquencies, net of cures, and an increase in the average claim payment in the current year. Partially offsetting these increases was a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods and a decrease of $13 million attributable to changes in foreign exchange rates.

•	Our Runoff segment increased $9 million primarily attributable to unfavorable mortality and an increase in our GMDB reserves in our variable annuity products due to unfavorable equity market performance in the current year.

Interest credited

•	Our U.S. Life Insurance segment decreased $16 million mainly related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

•	Our Runoff segment increased $4 million largely related to higher cash values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals

•	Corporate and Other activities increased $25 million increased mainly from higher legal accruals and expenses of $30 million, partially offset by lower net expenses after allocations to our operating segments in the current year.

•	Our U.S. Life Insurance segment increased $16 million. Our long-term care insurance business increased $12 million from an unfavorable correction related to premium taxes in the current year. Our life insurance business increased $4 million largely from higher net commissions due to lower deferral rates on older in-force blocks and an unfavorable correction of $2 million related to premium taxes, partially offset by lower production in the current year.

•	Our U.S. Mortgage Insurance segment increased $11 million primarily from higher employee compensation expense that resulted from growth in sales, higher premium taxes mainly attributable to higher production and a write-off of software in the current year.

•

Our International Mortgage Insurance segment decreased $10 million primarily from a decrease of $19 million attributable to changes in foreign exchange rates in the current year. Our Canadian mortgage insurance business decreased $17 million mainly driven by an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The decrease was also attributable to lower stock-based compensation expense and a decrease of $5 million attributable to changes in foreign exchange rates in the current year. Our Australian mortgage insurance business increased $7 million primarily from higher operating expenses in the current year related to contract fees and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021. Partially offsetting these increases was a decrease of $12 million attributable to changes in foreign exchange rates in the current year.

•	Our Runoff segment decreased $5 million largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment increased $431 million. Our life insurance business increased $446 million largely from an impairment of DAC of $455 million as a result of loss recognition testing of certain term life insurance policies in the current year as part of a life block transaction and higher lapses in our term life insurance products. These increases were partially offset by an unfavorable unlocking of $12 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur. Our fixed annuities business decreased $11 million largely attributable to higher net investment losses in the current year. Our long-term care insurance business decreased $4 million largely related to the write-off of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which resulted in lower amortization in the current year.

•	Our Runoff segment increased $6 million related to our variable annuity products principally from impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the prior year that did not recur, partially offset by unfavorable equity market performance in the current year.

Goodwill impairment. The goodwill impairment charges in the third quarter of 2014 were $200 million in our long-term care insurance business and $350 million in our life insurance business.

Interest expense

•	Corporate and Other activities decreased $14 million largely driven by the repayment of $485 million of senior notes in June 2014.

•	Our U.S. Life Insurance segment increased $5 million as a result of our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves in the current year.

Provision (benefit) for income taxes. The effective tax rate increased to 14.3% for the nine months ended September 30, 2015 from 4.3% for the nine months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the prior year and decreased benefits from lower taxed foreign income, partially offset by prior year true ups related to lower taxed foreign income and increased benefits from tax favored investments. The nine months ended September 30, 2015 included a decrease of $22 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0% in the current year. The nine months ended September 30, 2015 included a decrease of $23 million attributable to changes in foreign exchange rates.

Net loss available to Genworth Financial, Inc.’s common stockholders. We reported a lower net loss available to Genworth Financial, Inc.’s common stockholders in the current year primarily driven by our U.S.

Life Insurance segment as a result of goodwill impairments of $517 million in the prior year that did not recur. The prior year also included an increase of $345 million in claim reserves, net of reinsurance, and a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option in our long-term care insurance business that did not recur. In the current year, we recorded a DAC impairment of $296 million in our life insurance business and a $334 million loss related to our discontinued operations. For a discussion of each of our segments and Corporate and Other activities, see the “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.” The net loss available to Genworth Financial, Inc.’s common stockholders for the nine months ended September 30, 2015 reflected an overall decrease of $31 million attributable to changes in foreign exchange rates.

Reconciliation of net loss to net operating income (loss)

Net operating income for the three months ended September 30, 2015 was $64 million compared to a net operating loss of $323 million for the three months ended September 30, 2014. Net operating income for the nine months ended September 30, 2015 was $337 million compared to $17 million for the nine months ended September 30, 2014. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings, Inc.’s notes with various maturity dates for a loss of $1 million, net of taxes. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. These transactions were excluded from net operating income (loss) for the periods presented as they related to the loss on the early extinguishment of debt.

In the third quarter of 2015, we recorded a DAC impairment of $296 million, net of taxes, on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than the following item. We recognized a tax charge of $7 million in the third quarter of 2015 from potential business portfolio changes related to our mortgage insurance business in Europe.

The following table includes a reconciliation of net loss available to Genworth Financial, Inc.’s common stockholders to net operating income (loss) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(284)	$(844)	$(323)	$(484)
Net income attributable to noncontrolling interests	46	57	150	144

Net loss	(238)	(787)	(173)	(340)
Income (loss) from discontinued operations, net of taxes	(21)	6	(334)	19

Income (loss) from continuing operations	(217)	(793)	161	(359)
Less: net income attributable to noncontrolling interests	46	57	150	144

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(263)	(850)	11	(503)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	22	10	19	1
Goodwill impairment, net	—	517	—	517
(Gains) losses on early extinguishment of debt, net	2	—	2	2
(Gains) losses from life block transactions, net	296	—	296	—
Expenses related to restructuring, net	—	—	2	—
Tax impact from potential business portfolio changes	7	—	7	—

Net operating income (loss)	$64	$(323)	$337	$17

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income (loss) per common share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2015	2014	2015	2014
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.53)	$(1.71)	$0.02	$(1.01)

Diluted	$(0.53)	$(1.71)	$0.02	$(1.01)

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.57)	$(1.70)	$(0.65)	$(0.98)

Diluted	$(0.57)	$(1.70)	$(0.65)	$(0.98)

Net operating income (loss) per common share:
Basic	$0.13	$(0.65)	$0.68	$0.03

Diluted	$0.13	$(0.65)	$0.68	$0.03

Weighted-average common shares outstanding:
Basic	497.4	496.6	497.3	496.4

Diluted (1)	497.4	496.6	499.0	496.4

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss, in each case, for the three months ended September 30, 2015 and 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2015 and 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 1.3 million and 5.4 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss, in each case, for the three months ended September 30, 2015 and 2014, dilutive potential weighted-average common shares outstanding would have been 498.7 million and 502.0 million, respectively. Since we had net operating income for the three months ended September 30, 2015, we used 498.7 million diluted weighted-average common shares outstanding in the calculation of diluted net operating income per common share. As a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders, in each case, for the nine months ended September 30, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the nine months ended September 30, 2014, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 6.4 million would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders, in each case, for the nine months ended September 30, 2014, dilutive potential weighted-average common shares outstanding would have been 502.8 million. Since we had net operating income for the nine months ended September 30, 2014, we used 502.8 million diluted weighted-average common shares outstanding in the calculation of diluted net operating income per common share.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss). See note 11 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

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

Management regularly monitors and reports insurance in-force and risk in-force. Insurance in-force for our international mortgage, U.S. mortgage and life insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For risk in-force in our international mortgage insurance business, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. In Australia, we have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. We consider insurance in-force and risk in-force to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.

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

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net operating income (loss):
International Mortgage Insurance segment:
Canada	$38	$46	$(8)	(17)%	$115	$134	$(19)	(14)%
Australia	21	48	(27)	(56)%	80	167	(87)	(52)%
Other Countries	(5)	(7)	2	29%	(16)	(18)	2	11%

International Mortgage Insurance segment	54	87	(33)	(38)%	179	283	(104)	(37)%

U.S. Mortgage Insurance segment	37	(2)	39	NM (1)	138	70	68	97%

Total net operating income	91	85	6	7%	317	353	(36)	(10)%
Adjustments to net operating income:
Net investment gains (losses), net	(8)	(2)	(6)	NM (1)	(7)	1	(8)	NM (1)
Gains (losses) on early extinguishment of debt, net	(1)	—	(1)	NM (1)	(1)	(2)	1	50%
Tax impact from potential business portfolio changes	(7)	—	(7)	NM (1)	(7)	—	(7)	NM (1)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$75	$83	$(8)	(10)%	$302	$352	$(50)	(14)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

International Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$215	$242	$(27)	(11)%
Net investment income	60	78	(18)	(23)%
Net investment gains (losses)	(20)	(4)	(16)	NM (1)
Insurance and investment product fees and other	(2)	(7)	5	71%

Total revenues	253	309	(56)	(18)%

Benefits and expenses:
Benefits and other changes in policy reserves	54	58	(4)	(7)%
Acquisition and operating expenses, net of deferrals	52	52	—	—%
Amortization of deferred acquisition costs and intangibles	13	15	(2)	(13)%
Interest expense	8	8	—	—%

Total benefits and expenses	127	133	(6)	(5)%

Income from continuing operations before income taxes	126	176	(50)	(28)%
Provision for income taxes	42	34	8	24%

Income from continuing operations	84	142	(58)	(41)%
Less: net income attributable to noncontrolling interests	46	57	(11)	(19)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	38	85	(47)	(55)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	8	2	6	NM (1)
(Gains) losses on early extinguishment of debt, net	1	—	1	NM (1)
Tax impact from potential business portfolio changes	7	—	7	NM (1)

Net operating income	$54	$87	$(33)	(38)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
Canada	$38	$46	$(8)	(17)%
Australia	21	48	(27)	(56)%
Other Countries	(5)	(7)	2	29%

Total net operating income	$54	$87	$(33)	(38)%

Net operating income

•	Our Canadian mortgage insurance business decreased $8 million primarily from a decrease of $7 million attributable to changes in foreign exchange rates during the three months ended September 30, 2015.

•	Our Australian mortgage insurance business decreased $27 million primarily from higher taxes and losses in the current year. The decrease was also attributable to the sale of additional shares of this business in May 2015, which reduced our ownership percentage to 52.0%. The three months ended September 30, 2015 also included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Other Countries’ net operating loss decreased $2 million primarily from lower losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $14 million driven by a decrease of $21 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased from the seasoning of our larger in-force blocks of business in the current year.

•	Our Australian mortgage insurance business decreased $13 million primarily from a decrease of $23 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased primarily as a result of an adjustment of $8 million relating to refinements to premium recognition factors, partially offset by a decrease in premiums from lower flow volume in the current year.

Net investment income. Net investment income decreased $18 million primarily from a decrease of $13 million attributable to changes in foreign exchange rates. The decrease was also attributable to lower reinvestment yields largely related to our Australian mortgage insurance business.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” Net investment gains (losses) decreased $16 million mainly related to our Canadian mortgage insurance business driven by higher derivative losses largely from hedging non-functional currency transactions in the current year. The three months ended September 30, 2015 also included an increase of $4 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other. Insurance and investment product fees and other increased $5 million primarily due to losses on non-functional currency transactions attributable to changes in foreign exchange rates on intercompany loans related to our Australian mortgage insurance business in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business decreased $4 million driven by a decrease of $5 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from a higher average reserve per delinquency related to higher severity in certain regions and a modest increase in the number of new delinquencies, net of cures, in the current year.

•	Our Australian mortgage insurance business increased $5 million primarily driven by an increase in reserves of $9 million in the current year mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. The three months ended September 30, 2015 also included a decrease of $7 million attributable to changes in foreign exchange rates.

•	Other Countries decreased $5 million primarily in Ireland driven by lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014. The three months ended September 30, 2015 also included a decrease of $1 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $2 million driven by a decrease of $2 million attributable to changes in foreign exchange rates in the current year.

•	Australian mortgage insurance business increased $2 million primarily from higher operating expenses related to contract fees in the current year and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021. The three months ended September 30, 2015 included a decrease of $5 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 33.1% for the three months ended September 30, 2015 from 19.3% for the three months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to prior year true ups related to tax benefits from lower taxed foreign income, lower benefits from changes in uncertain tax positions in Australia in the prior year and decreased tax benefits from lower taxed foreign income. The three months ended September 30, 2015 included a decrease of $9 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased $11 million primarily related to our Canadian mortgage insurance business as a result of lower net income in the current year, partially offset by the sale of additional shares of our Australian mortgage insurance business in May 2015, which reduced our ownership percentage to 52.0% in the current year. The three months ended September 30, 2015 also included a decrease of $9 million attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth the results of operations relating to our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$641	$714	$(73)	(10)%
Net investment income	189	227	(38)	(17)%
Net investment gains (losses)	(17)	5	(22)	NM (1)
Insurance and investment product fees and other	(4)	(9)	5	56%

Total revenues	809	937	(128)	(14)%

Benefits and expenses:
Benefits and other changes in policy reserves	147	150	(3)	(2)%
Acquisition and operating expenses, net of deferrals	150	160	(10)	(6)%
Amortization of deferred acquisition costs and intangibles	41	45	(4)	(9)%
Interest expense	21	24	(3)	(13)%

Total benefits and expenses	359	379	(20)	(5)%

Income from continuing operations before income taxes	450	558	(108)	(19)%
Provision for income taxes	136	132	4	3%

Income from continuing operations	314	426	(112)	(26)%
Less: net income attributable to noncontrolling interests	150	144	6	4%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	164	282	(118)	(42)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	7	(1)	8	NM (1)
(Gains) losses on early extinguishment of debt, net	1	2	(1)	(50)%
Tax impact from potential business portfolio changes	7	—	7	NM (1)

Net operating income	$179	$283	$(104)	(37)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our International Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
Canada	$115	$134	$(19)	(14)%
Australia	80	167	(87)	(52)%
Other Countries	(16)	(18)	2	11%

Total net operating income	$179	$283	$(104)	(37)%

Net operating income

•	Our Canadian mortgage insurance business decreased $19 million primarily from a decrease of $17 million attributable to changes in foreign exchange rates during the nine months ended September 30, 2015. The decrease was also attributable to higher losses and lower net investment income, partially offset by lower operating expenses and taxes in the current year.

•	Our Australian mortgage insurance business decreased $87 million primarily driven by the IPO of this business in May 2014, which reduced our ownership percentage to 66.2%. In May 2015, we sold additional shares of this business, which further reduced our ownership percentage to 52.0%. The decrease was also attributable to higher taxes, operating expenses and losses in the current year. The nine months ended September 30, 2015 also included a decrease of $15 million attributable to changes in foreign exchange rates.

•	Other Countries’ net operating loss decreased $2 million primarily from lower losses in the current year.

Revenues

Premiums

•	Our Canadian mortgage insurance business decreased $37 million driven by a decrease of $48 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Canadian mortgage insurance business increased primarily from the seasoning of our larger in-force blocks of business in the current year.

•	Our Australian mortgage insurance business decreased $33 million driven by a decrease of $50 million attributable to changes in foreign exchange rates in the current year. Excluding the effects of foreign exchange, our Australian mortgage insurance business increased primarily as a result of the seasoning of our in-force blocks of business, an adjustment of $8 million relating to refinements to premium recognition factors and higher premiums resulting from policy cancellations and refunds in the current year. These increases were partially offset by a decrease in premiums from lower flow volume and higher ceded reinsurance premiums in the current year.

•	Other Countries decreased $3 million primarily from a decrease of $4 million attributable to changes in foreign exchange rates in the current year.

Net investment income. Net investment income decreased $38 million primarily from a decrease of $30 million attributable to changes in foreign exchange rates. The decrease was also attributable to lower reinvestment yields related to our Canadian and Australian mortgage insurance businesses.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.” Net investment gains (losses) decreased $22 million primarily related to our Canadian mortgage insurance business driven by higher derivative losses largely from hedging non-functional currency transactions, partially offset by higher net investment gains related to sales of securities in the current year. The nine months ended September 30, 2015 also included an increase of $2 million attributable to changes in foreign exchange rates.

Insurance and investment product fees and other. Insurance and investment product fees and other increased $5 million primarily due to higher losses in the prior year on non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans related to our Australian mortgage insurance business that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our Canadian mortgage insurance business increased $1 million primarily from a higher average reserve per delinquency related to higher severity in certain regions and an increase in the number of new delinquencies, net of cures, in the current year. The nine months ended September 30, 2015 also included a decrease of $10 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business increased $3 million primarily from an increase in reserves of $9 million in the current year mainly related to the estimate of the period of time it takes for a delinquent loan to be reported, a higher number of new delinquencies, net of cures, and an increase in the average claim payment in the current year. Partially offsetting these increases was a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods. The nine months ended September 30, 2015 also included a decrease of $13 million attributable to changes in foreign exchange rates.

•	Other Countries decreased $7 million primarily in Ireland driven by lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014. The nine months ended September 30, 2015 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals

•	Our Canadian mortgage insurance business decreased $17 million mainly driven by an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The decrease was also attributable to lower stock-based compensation expense in the current year. The nine months ended September 30, 2015 included a decrease of $5 million attributable to changes in foreign exchange rates.

•	Our Australian mortgage insurance business increased $7 million primarily from higher operating expenses in the current year related to contract fees and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021. The nine months ended September 30, 2015 included a decrease of $12 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 30.2% for the nine months ended September 30, 2015 from 23.7% for the nine months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income, prior year true ups related to lower taxed foreign income and lower benefits from changes in uncertain tax positions in Australia in the prior year. The nine months ended September 30, 2015 included a decrease of $22 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0% in the current year. The nine months ended September 30, 2015 included a decrease of $23 million attributable to changes in foreign exchange rates.

International Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our International Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Primary insurance in-force:
Canada	$292,000	$310,800	$(18,800)	(6)%
Australia	224,100	271,100	(47,000)	(17)%
Other Countries	20,400	23,900	(3,500)	(15)%

Total	$536,500	$605,800	$(69,300)	(11)%

Risk in-force:
Canada	$102,200	$108,800	$(6,600)	(6)%
Australia	78,400	94,900	(16,500)	(17)%
Other Countries (1)	2,300	3,300	(1,000)	(30)%

Total	$182,900	$207,000	$(24,100)	(12)%

(1)	Risk in-force as of September 30, 2015 and 2014 excluded $320 million and $290 million, respectively, of risk in-force in Europe ceded under quota share reinsurance agreements.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
New insurance written:
Canada	$11,400	$12,400	$(1,000)	(8)%	$28,400	$30,700	$(2,300)	(7)%
Australia	6,300	9,100	(2,800)	(31)%	20,300	24,800	(4,500)	(18)%
Other Countries	600	400	200	50%	1,700	1,300	400	31%

Total	$18,300	$21,900	$(3,600)	(16)%	$50,400	$56,800	$(6,400)	(11)%

Net premiums written:
Canada	$204	$200	$4	2%	$479	$423	$56	13%
Australia	79	130	(51)	(39)%	273	381	(108)	(28)%
Other Countries	7	6	1	17%	19	13	6	46%

Total	$290	$336	$(46)	(14)%	$771	$817	$(46)	(6)%

Primary insurance in-force and risk in-force

Our businesses in Canada and Australia currently provide 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. For the three and nine months ended September 30, 2015 and 2014, this factor was 35%. In Australia, we have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

In Canada, primary insurance in-force and risk in-force decreased $18.8 billion and $6.6 billion, respectively, as a result of decreases of $56.1 billion and $19.6 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk activity.

In Australia, primary insurance in-force and risk in-force decreased $47.0 billion and $16.5 billion, respectively, driven by decreases of $55.5 billion and $19.4 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written.

In Other Countries, primary insurance in-force and risk in-force decreased $3.5 billion and $1.0 billion, respectively, mainly from decreases of $2.8 billion and $0.3 billion, respectively, attributable to changes in foreign exchange rates and a lender settlement in Ireland in the fourth quarter of 2014, which reduced risk in-force by $600 million.

New insurance written

For the three months ended September 30, 2015, new insurance written in Canada decreased driven by a decrease of $2.0 billion attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written increased as a result of higher flow new insurance written from higher market penetration in the current year. For the nine months ended September 30, 2015, new insurance written in Canada decreased driven by a decrease of $3.9 billion attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written increased as a result of higher flow new insurance written from higher market penetration, partially offset by lower bulk activity in the current year.

For the three months ended September 30, 2015, new insurance written in Australia decreased mainly attributable to a decrease in bulk activity in the current year. For the nine months ended September 30, 2015, new insurance written in Australia decreased mainly attributable to lower flow volume, partially offset by an increase in bulk activity in the current year. The three and nine months ended September 30, 2015 included decreases of $1.6 billion and $3.8 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written in Other Countries increased for the three months ended September 30, 2015 primarily as a result of higher flow volume in Europe in the current year. New insurance written in Other Countries increased for the nine months ended September 30, 2015 primarily as a result of higher flow volume in Europe and a bulk transaction in Mexico in the current year. The three and nine months ended September 30, 2015 included decreases of $100 million and $300 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Most of our international mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2015, our unearned premium reserves were $2,482 million, including a decrease of $500 million attributable to changes in foreign exchange rates, compared to $2,806 million as of September 30, 2014.

In Canada, net premiums written increased during the three and nine months ended September 30, 2015 primarily from higher flow volume attributable to higher market penetration in the current year. In addition, the price increases on high loan-to-value premiums effective May 1, 2014 and June 1, 2015 resulted in higher net premiums written. The three and nine months ended September 30, 2015 included decreases of $36 million and $68 million, respectively, attributable to changes in foreign exchange rates in Canada.

In Australia, net premiums written decreased during the three months ended September 30, 2015 primarily from lower average price due to changes in loan-to-value mix in the current year. Net premiums written decreased during the nine months ended September 30, 2015 primarily from lower flow volume and average price due to changes in loan-to-value mix, partially offset by bulk activity in the current year. The three and nine months ended September 30, 2015 included decreases of $19 million and $49 million, respectively, attributable to changes in foreign exchange rates in Australia.

In Other Countries, net premiums written increased during the three and nine months ended September 30, 2015 primarily from higher flow volume from new lenders in the current year. The increase during the nine months ended September 30, 2015 also attributable to lower ceded reinsurance premiums in the current year. The three and nine months ended September 30, 2015 included decreases of $2 million and $4 million, respectively, attributable to changes in foreign exchange rates in Other Countries.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our International Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Loss ratio:
Canada	21%	21%	—%	20%	18%	2%
Australia	29%	21%	8%	24%	21%	3%
Other Countries	48%	105%	(57)%	58%	83%	(25)%
Total	25%	24%	1%	23%	21%	2%
Expense ratio:
Canada	12%	14%	(2)%	16%	23%	(7)%
Australia	40%	23%	17%	32%	22%	10%
Other Countries	132%	150%	(18)%	133%	215%	(82)%
Total	23%	20%	3%	25%	25%	—%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

Loss ratio

In Canada, the loss ratio increased for the nine months ended September 30, 2015 primarily from a higher average reserve per delinquency related to higher severity in certain regions and an increase in the number of new delinquencies, net of cures, in the current year.

In Australia, the loss ratio increased for the three and nine months ended September 30, 2015 primarily driven by an increase in reserves of $9 million in the current year mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. This increase in reserves coupled with the increase in premiums of $8 million from refinements to premium recognition factors increased the loss ratio by seven percentage points for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the loss ratio in Australia also increased as a result of a higher number of new delinquencies, net of cures, and an increase in the average claim payment in the current year. Partially offsetting these increases was a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods.

In Other Countries, the loss ratio decreased for the three and nine months ended September 30, 2015 primarily in Ireland driven by lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in the current year mainly attributable to a lender settlement in the fourth quarter of 2014.

Expense ratio

In Canada, the expense ratio decreased for the three months ended September 30, 2015 primarily from higher net premiums written in the current year. For the nine months ended September 30, 2015, the expense ratio decreased primarily attributable to lower stock-based compensation expense and higher net premiums written in the current year. The prior year also included an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The early redemption payment of $6 million increased the expense ratio by two percentage points for the nine months ended September 30, 2014.

In Australia, the expense ratio increased for the three and nine months ended September 30, 2015 primarily from lower net premiums written and higher operating expenses related to contract fees in the current year. The current year also included an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021. The early redemption payment of $2 million increased the expense ratio by two percentage points for the three months ended September 30, 2015.

In Other Countries, the expense ratio decreased for the three and nine months ended September 30, 2015 primarily from higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our international mortgage insurance portfolio as of the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
Canada:
Primary insured loans in-force	1,785,541	1,673,505	1,646,223
Delinquent loans	1,715	1,756	1,708
Percentage of delinquent loans (delinquency rate)	0.10%	0.10%	0.10%

Flow loans in-force	1,313,034	1,255,050	1,236,206
Flow delinquent loans	1,449	1,493	1,477
Percentage of flow delinquent loans (delinquency rate)	0.11%	0.12%	0.12%

Bulk loans in-force	472,507	418,455	410,017
Bulk delinquent loans	266	263	231
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.06%

Australia:
Primary insured loans in-force	1,479,676	1,496,616	1,490,221
Delinquent loans	5,804	4,953	5,300
Percentage of delinquent loans (delinquency rate)	0.39%	0.33%	0.36%

Flow loans in-force	1,364,537	1,378,584	1,370,136
Flow delinquent loans	5,545	4,714	5,031
Percentage of flow delinquent loans (delinquency rate)	0.41%	0.34%	0.37%

Bulk loans in-force	115,139	118,032	120,085
Bulk delinquent loans	259	239	269
Percentage of bulk delinquent loans (delinquency rate)	0.22%	0.20%	0.22%

Other Countries:
Primary insured loans in-force	190,373	180,781	185,755
Delinquent loans	8,071	7,806	10,380
Percentage of delinquent loans (delinquency rate)	4.24%	4.32%	5.59%

Flow loans in-force	111,348	109,910	112,421
Flow delinquent loans	4,829	4,591	6,887
Percentage of flow delinquent loans (delinquency rate)	4.34%	4.18%	6.13%

Bulk loans in-force	79,025	70,871	73,334
Bulk delinquent loans	3,242	3,215	3,493
Percentage of bulk delinquent loans (delinquency rate)	4.10%	4.54%	4.76%

Total:
Primary insured loans in-force	3,455,590	3,350,902	3,322,199
Delinquent loans	15,590	14,515	17,388
Percentage of delinquent loans (delinquency rate)	0.45%	0.43%	0.52%

Flow loans in-force	2,788,919	2,743,544	2,718,763
Flow delinquent loans	11,823	10,798	13,395
Percentage of flow delinquent loans (delinquency rate)	0.42%	0.39%	0.49%

Bulk loans in-force	666,671	607,358	603,436
Bulk delinquent loans (1)	3,767	3,717	3,993
Percentage of bulk delinquent loans (delinquency rate)	0.57%	0.61%	0.66%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 3,739 as of September 30, 2015, 3,690 as of December 31, 2014 and 3,965 as of September 30, 2014.

In Canada, flow loans in-force increased from new policies written and bulk loans in-force increased from bulk activity.

In Australia, flow and bulk loans in-force decreased as a result of cancellations in the current year. Flow delinquent loans increased as new delinquencies more than offset cures and paid claims.

In Other Countries, flow loans in-force and flow delinquent loans decreased compared to September 30, 2014 mainly attributable to a lender settlement in Ireland in the fourth quarter of 2014, which resulted in a decrease of 2,634 delinquent loans. Bulk loans in-force increased from a bulk transaction in Mexico in the current year.

U.S. Mortgage Insurance segment

Segment results of operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$146	$146	$—	—%
Net investment income	12	19	(7)	(37)%
Net investment gains (losses)	1	—	1	NM (1)
Insurance and investment product fees and other	2	—	2	NM (1)

Total revenues	161	165	(4)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	63	141	(78)	(55)%
Acquisition and operating expenses, net of deferrals	38	35	3	9%
Amortization of deferred acquisition costs and intangibles	3	1	2	200%

Total benefits and expenses	104	177	(73)	(41)%

Income (loss) from continuing operations before income taxes	57	(12)	69	NM (1)
Provision (benefit) for income taxes	20	(10)	30	NM (1)

Income (loss) from continuing operations	37	(2)	39	NM (1)
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating income (loss)	$37	$(2)	$39	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

We had net operating income in the current year compared to a net operating loss in the prior year. The net operating loss in the prior year was mainly attributable to an aggregate increase in our claim reserves of $34 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities that did not recur. Net operating income in the current year was the result of a continued decline in new delinquencies, lower reserves on new delinquencies and improved net cures and aging.

Revenues

Premiums were flat as higher average flow insurance in-force was offset by higher ceded reinsurance premiums and an accrual for premium refunds related to policy cancellations in the current year.

Net investment income decreased primarily from lower intercompany dividends received of approximately $8 million as a result of the intercompany sale of U.S. mortgage insurance’s ownership interest in affiliated preferred securities in July 2015.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by an aggregate increase in our claim reserves of $53 million in the prior year in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities that did not recur. The decrease was also attributable to a continued decline in new delinquencies primarily in our 2005 through 2008 book years, lower reserves on new delinquencies from continued improvement in economic conditions and improved net cures and aging of existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher employee compensation expense that resulted from growth in sales in the current year.

Provision for income taxes. The effective tax rate decreased to 35.4% for the three months ended September 30, 2015 from 83.3% for the three months ended September 30, 2014. The decrease in the effective tax rate was primarily attributable to true ups in the prior year, partially offset by decreased tax benefits from tax favored investments in the current year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$449	$427	$22	5%
Net investment income	44	48	(4)	(8)%
Net investment gains (losses)	1	—	1	NM (1)
Insurance and investment product fees and other	3	1	2	200%

Total revenues	497	476	21	4%

Benefits and expenses:
Benefits and other changes in policy reserves	163	266	(103)	(39)%
Acquisition and operating expenses, net of deferrals	113	102	11	11%
Amortization of deferred acquisition costs and intangibles	7	5	2	40%

Total benefits and expenses	283	373	(90)	(24)%

Income from continuing operations before income taxes	214	103	111	108%
Provision for income taxes	76	33	43	130%

Income from continuing operations	138	70	68	97%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$138	$70	$68	97%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income increased mainly attributable to an aggregate increase in our claim reserves of $34 million in the prior year in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $11 million that did not recur. The increase was also from a continued decline in new delinquencies and higher premiums, partially offset by improved net cures and aging of existing delinquencies in the current year.

Revenues

Premiums increased mainly attributable to higher average flow insurance in-force, partially offset by higher ceded reinsurance premiums and an accrual for premium refunds related to policy cancellations in the current year.

Net investment income decreased primarily from lower intercompany dividends received of approximately $8 million as a result of the intercompany sale of U.S. mortgage insurance’s ownership interest in affiliated preferred securities in July 2015.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily driven by an aggregate increase in our claim reserves of $53 million in the prior year in connection with the settlement agreement with Bank of

America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $17 million that did not recur. The decrease was also as a result of a continued decline in new delinquencies primarily in our 2005 through 2008 book years in the current year. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher employee compensation expense that resulted from growth in sales, higher premium taxes mainly attributable to higher insurance in-force and a write-off of software in the current year.

Provision for income taxes. The effective tax rate increased to 35.6% for the nine months ended September 30, 2015 from 32.0% for the nine months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits and favorable true ups in the prior year, partially offset by changes in state tax valuation allowance and the loss of foreign tax credits in the prior year.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Primary insurance in-force	$120,400	$112,400	$8,000	7%
Risk in-force	30,500	28,100	2,400	9%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
New insurance written	$9,300	$7,500	$1,800	24%	23,800	$17,500	$6,300	36%
Net premiums written	171	162	9	6%	511	457	54	12%

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of the increase of $8.9 billion in flow insurance in-force, which increased from $108.6 billion as of September 30, 2014 to $117.5 billion as of September 30, 2015 as a result of new insurance written, partially offset by lapses during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.9 billion in bulk insurance in-force, which decreased from $3.8 billion as of September 30, 2014 to $2.9 billion as of September 30, 2015 from lapses. In addition, risk in-force increased primarily as a result of higher flow insurance in-force. Flow persistency was 79% and 83% for the nine months ended September 30, 2015 and 2014, respectively.

New insurance written

For the three and nine months ended September 30, 2015, new insurance written increased primarily driven by an increase in the mortgage insurance originations market. Mortgage refinance originations also increased as a result of lower interest rates during the current year. The current year included a higher concentration of single premium lender paid business reflecting our selective participation in the market.

Net premiums written

Net premiums written for the three and nine months ended September 30, 2015 increased due to a higher volume of single premium lender paid business in the current year reflecting our selective participation in the market. The increase was also from higher average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Loss ratio	43%	97%	(54)%	36%	62%	(26)%
Expense ratio	24%	23%	1%	23%	23%	—%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio for the three months ended September 30, 2015 decreased primarily driven by an aggregate increase in our claim reserves of $53 million in the prior year in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities that did not recur. The decrease was also attributable to a continued decline in new delinquencies primarily in our 2005 through 2008 book years, lower reserves on new delinquencies from continued improvement in economic conditions and improved net cures and aging of existing delinquencies in the current year. The charges of $53 million increased the loss ratio by 37 percentage points for the three months ended September 30, 2014.

The loss ratio for the nine months ended September 30, 2015 decreased primarily driven by an aggregate increase in our claim reserves of $53 million in the prior year in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $17 million that did not recur. The decrease was also as a result of a continued decline in new delinquencies primarily in our 2005 through 2008 book years in the current year. These decreases were partially offset by improved net cures and aging of existing delinquencies in the current year. The charges of $53 million increased the loss ratio by 12 percentage points for the nine months ended September 30, 2014. The loss ratio also decreased due to an increase in net earned premiums mainly attributable to higher average flow insurance in-force, partially offset by higher ceded reinsurance premiums and an accrual for premium refunds related to policy cancellations in the current year.

The expense ratio for the three months ended September 30, 2015 increased from higher employee compensation expense that resulted from growth in sales, partially offset by higher net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
Primary insurance:
Insured loans in-force	647,126	630,852	624,850
Delinquent loans	32,989	39,786	41,147
Percentage of delinquent loans (delinquency rate)	5.10%	6.31%	6.59%

Flow loan in-force	620,430	599,206	591,823
Flow delinquent loans	31,678	38,177	39,485
Percentage of flow delinquent loans (delinquency rate)	5.11%	6.37%	6.67%

Bulk loans in-force	26,696	31,646	33,027
Bulk delinquent loans (1)	1,311	1,609	1,662
Percentage of bulk delinquent loans (delinquency rate)	4.91%	5.08%	5.03%

A minus and sub-prime loans in-force	29,745	33,529	34,825
A minus and sub-prime loans delinquent loans	6,642	7,851	8,017
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	22.33%	23.42%	23.02%

Pool insurance:
Insured loans in-force	7,284	8,282	10,125
Delinquent loans	426	521	549
Percentage of delinquent loans (delinquency rate)	5.85%	6.29%	5.42%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 917 as of September 30, 2015, 1,109 as of December 31, 2014 and 1,147 as of September 30, 2014.

Total delinquencies related to our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,822	$63	$395	16%
4 - 11 payments	7,187	183	298	61%
12 payments or more	14,669	624	724	86%

Total	31,678	$870	$1,417	61%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2014
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,849	$76	$426	18%
4 - 11 payments	9,368	238	383	62%
12 payments or more	17,960	751	895	84%

Total	38,177	$1,065	$1,704	63%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2015	Percent of total reserves as of September 30, 2015 (1)	Delinquency rate
			September 30, 2015	December 31, 2014	September 30, 2014
By Region:
Southeast (2)	19%	24%	6.09%	7.89%	8.46%
South Central (3)	16	8	3.85%	4.50%	4.63%
Northeast (4)	14	32	9.37%	10.83%	11.03%
Pacific (5)	13	9	3.25%	4.51%	4.87%
North Central (6)	12	9	4.13%	5.35%	5.64%
Great Lakes (7)	10	5	3.71%	4.48%	4.64%
New England (8)	6	6	5.06%	6.34%	6.47%
Mid-Atlantic (9)	6	5	5.22%	6.32%	6.50%
Plains (10)	4	2	3.68%	4.39%	4.44%

Total	100%	100%	5.10%	6.31%	6.59%

(1)	Total reserves were $953 million as of September 30, 2015.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2015	Percent of total reserves as of September 30, 2015 (1)	Delinquency rate
			September 30, 2015	December 31, 2014	September 30, 2014
By State:
California	7%	3%	2.29%	3.09%	3.29%
Texas	7%	3%	3.83%	4.55%	4.57%
New York	6%	15%	9.46%	10.88%	11.14%
Florida	6%	15%	8.52%	12.61%	14.03%
Illinois	5%	6%	5.00%	6.76%	7.20%
Pennsylvania	4%	4%	6.40%	7.78%	8.02%
New Jersey	4%	13%	13.57%	15.15%	15.12%
Ohio	4%	2%	4.39%	5.06%	5.20%
Michigan	4%	1%	2.78%	3.38%	3.57%
Georgia	3%	3%	5.42%	6.39%	6.67%

(1)	Total reserves were $953 million as of September 30, 2015.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2015:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.07%	12.1%	$4,338	3.6%	$978	3.2%
2005	5.66%	11.8	3,793	3.2	1,026	3.4
2006	5.87%	17.2	6,262	5.2	1,606	5.3
2007	5.78%	37.1	15,552	12.9	3,913	12.9
2008	5.32%	17.8	13,386	11.1	3,392	11.2
2009	4.95%	0.6	1,968	1.6	457	1.5
2010	4.69%	0.6	2,500	2.1	621	2.1
2011	4.52%	0.6	3,507	2.9	893	2.9
2012	3.82%	0.6	8,969	7.4	2,313	7.6
2013	3.99%	0.8	15,643	13.0	3,982	13.1
2014	4.39%	0.7	21,065	17.5	5,298	17.5
2015	4.10%	0.1	23,443	19.5	5,871	19.3

Total portfolio	4.82%	100.0%	$120,426	100.0%	$30,350	100.0%

(1)	Total reserves were $953 million as of September 30, 2015.

U.S. Life Insurance Division

Division results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance Division for the periods indicated. See below for a discussion by segment.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net operating income (loss):
U.S. Life Insurance segment:
Long-term care insurance	$(10)	$(361)	$351	97%	$10	$(309)	$319	103%
Life insurance	31	13	18	138%	93	73	20	27%
Fixed annuities	19	26	(7)	(27)%	75	77	(2)	(3)%

U.S. Life Insurance segment	40	(322)	362	112%	178	(159)	337	NM (1)

Total net operating income (loss)	40	(322)	362	112%	178	(159)	337	NM (1)
Adjustments to net operating income (loss):
Net investment gains (losses), net	(6)	3	(9)	NM (1)	(9)	21	(30)	(143)%
Goodwill impairment, net	—	(517)	517	100%	—	(517)	517	100%
Gains (losses) from life block transactions, net	(296)	—	(296)	NM (1)	(296)	—	(296)	NM (1)
Expenses related to restructuring, net	—	—	—	—%	(1)	—	(1)	NM (1)

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(262)	$(836)	$574	69%	$(128)	$(655)	$527	80%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

U.S. Life Insurance segment

Segment results of operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$784	$821	$(37)	(5)%
Net investment income	680	658	22	3%
Net investment gains (losses)	(16)	1	(17)	NM (1)
Insurance and investment product fees and other	177	186	(9)	(5)%

Total revenues	1,625	1,666	(41)	(2)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,155	1,722	(567)	(33)%
Interest credited	148	155	(7)	(5)%
Acquisition and operating expenses, net of deferrals	176	173	3	2%
Amortization of deferred acquisition costs and intangibles	530	91	439	NM (1)
Goodwill impairment	—	550	(550)	(100)%
Interest expense	22	22	—	—%

Total benefits and expenses	2,031	2,713	(682)	(25)%

Loss from continuing operations before income taxes	(406)	(1,047)	641	61%
Benefit for income taxes	(144)	(211)	67	32%

Loss from continuing operations	(262)	(836)	574	69%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	6	(3)	9	NM (1)
Goodwill impairment, net	—	517	(517)	(100)%
(Gains) losses from life block transactions, net	296	—	296	NM (1)

Net operating income (loss)	$40	$(322)	$362	112%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
Long-term care insurance	$(10)	$(361)	$351	97%
Life insurance	31	13	18	138%
Fixed annuities	19	26	(7)	(27)%

Total net operating income (loss)	$40	$(322)	$362	112%

Net operating income (loss)

•	Our long-term care insurance business net operating loss decreased $351 million largely as a result of a $345 million increase in claim reserves, net of reinsurance, in the prior year. During the third quarter of 2014, we also recorded a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option that did not recur. The decrease was also attributable to $16 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented. These decreases were partially offset by unfavorable corrections of $21 million primarily related to reinsurance, premium taxes and a return of premium benefit reserve in the current year.

•	Our life insurance business increased $18 million principally from favorable mortality in our term and universal life insurance products in the current year. The increase was also attributable to $9 million of unfavorable charges recorded in the prior year that included the impact of the recapture of a reinsurance agreement, an incurred but not reported reserve correction and a deferred premium asset write-off that did not recur. These increases were partially offset by a net favorable unlocking of $8 million in our term universal and universal life insurance products in the prior year that did not recur and unfavorable mortality in our term universal life insurance product in the current year.

•	Our fixed annuities business decreased $7 million primarily related to lower investment income and unfavorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $31 million largely from $25 million of higher premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $31 million largely from the recapture of a reinsurance agreement in the prior year that did not recur and higher reinsurance in the current year.

•	Our fixed annuities business decreased $37 million principally related to lower sales of our life-contingent products in the current year.

Net investment income

•	Our long-term care insurance business increased $34 million largely from higher average invested assets due to growth of our in-force block and an $8 million unfavorable prepayment speed adjustment on structured securities in the prior year that did not recur, partially offset by lower reinvestment yields in the current year.

•	Our life insurance business increased $3 million largely from a $9 million lower unfavorable prepayment speed adjustment on structured securities, partially offset by lower gains of $4 million from bond calls and mortgage loan prepayments and lower reinvestment yields in the current year.

•	Our fixed annuities business decreased $15 million largely due to lower reinvestment yields and lower average invested assets. The decrease was also attributable to lower gains of $3 million from limited partnerships and lower gains of $3 million from bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	In the current year, net investment gains of $4 million in our long-term care insurance business were largely related to derivative gains. Net investment losses of $1 million in the prior year were primarily related to impairments.

•	In the current year, net investment losses of $8 million in our life insurance business were largely related to impairments. Net investment gains of $10 million in the prior year were primarily related to net gains from the sale of investment securities.

•	Net investment losses in our fixed annuities business increased $4 million largely related to derivative losses in the current year compared to gains in the prior year, partially offset by gains on embedded derivatives related to our fixed indexed annuities in the current year compared to losses in the prior year.

Insurance and investment product fees and other. The decrease was attributable to our life insurance business largely related to lower production and a decrease in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business decreased $488 million principally from a $531 million increase in claim reserves, net of reinsurance, in the prior year. In the third quarter of 2014, we completed a comprehensive review of our claim reserves which included changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option that did not recur. These decreases were partially offset by aging and growth of the in-force block, higher severity and frequency on new claims and unfavorable corrections of $20 million principally related to reinsurance and a return of premium benefit reserve in the current year.

•	Our life insurance business decreased $45 million primarily related to favorable mortality in our universal and term life insurance products and the recapture of a reinsurance agreement in the prior year related to our term life insurance products that did not recur. These decreases were partially offset by a favorable unlocking of $23 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur and unfavorable mortality in our term universal life insurance product in the current year.

•	Our fixed annuities business decreased $34 million largely attributable to lower sales of our life-contingent products and lower interest credited on reserves, partially offset by unfavorable mortality in the current year.

Interest credited. The decrease was primarily related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $9 million largely from an unfavorable correction of $12 million related to premium taxes and growth of our in-force block, partially offset by lower marketing costs in the current year.

•	Our life insurance business decreased $4 million largely from a decrease in commissions and lower production, partially offset by an unfavorable correction of $2 million related to premium taxes in the current year.

•	Our fixed annuities business decreased $2 million largely attributable to lower commissions driven by lower sales of our life-contingent products in the current year.

Amortization of deferred acquisition costs and intangibles. The increase was principally related to our life insurance business driven mostly by an impairment of DAC of $455 million as a result of loss recognition testing of certain term life insurance policies in the current year as part of a life block transaction, partially offset by an unfavorable unlocking of $12 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur.

Goodwill impairment

•	We recorded a goodwill impairment of $200 million in our long-term care insurance business in the third quarter of 2014.

•	We recorded a goodwill impairment of $350 million in our life insurance business in the third quarter of 2014.

Benefit for income taxes. The effective tax rate increased to 35.3% for the three months ended September 30, 2015 from 20.2% for the three months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to non-deductible goodwill impairments in the prior year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$2,331	$2,342	$(11)	—%
Net investment income	2,028	1,989	39	2%
Net investment gains (losses)	(27)	29	(56)	(193)%
Insurance and investment product fees and other	539	532	7	1%

Total revenues	4,871	4,892	(21)	—%

Benefits and expenses:
Benefits and other changes in policy reserves	3,368	3,839	(471)	(12)%
Interest credited	448	464	(16)	(3)%
Acquisition and operating expenses, net of deferrals	506	490	16	3%
Amortization of deferred acquisition costs and intangibles	678	247	431	174%
Goodwill impairment	—	550	(550)	(100)%
Interest expense	69	64	5	8%

Total benefits and expenses	5,069	5,654	(585)	(10)%

Loss from continuing operations before income taxes	(198)	(762)	564	74%
Benefit for income taxes	(70)	(107)	37	35%

Loss from continuing operations	(128)	(655)	527	80%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	9	(21)	30	143%
Goodwill impairment, net	—	517	(517)	(100)%
(Gains) losses from life block transactions, net	296	—	296	NM (1)
Expenses related to restructuring, net	1	—	1	NM (1)

Net operating income (loss)	$178	$(159)	$337	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Net operating income (loss):
Long-term care insurance	$10	$(309)	$319	103%
Life insurance	93	73	20	27%
Fixed annuities	75	77	(2)	(3)%

Total net operating income (loss)	$178	$(159)	$337	NM (1)

Net operating income (loss)

•	Our long-term care insurance business had net operating income of $10 million in the current year compared to a net operating loss of $309 million in the prior year largely as a result of a $345 million increase in claim reserves, net of reinsurance, in the prior year. During the third quarter of 2014, we also recorded a $35 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option that did not recur. The increase was also attributable to $14 million of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented. These increases were partially offset by net unfavorable adjustments of $10 million and net unfavorable corrections of $6 million in the current year.

•	Our life insurance business increased $20 million principally from favorable mortality in our term and universal life insurance products in the current year. The increase was also attributable to $9 million of unfavorable charges recorded in the prior year that included the impact of the recapture of a reinsurance agreement, an incurred but not reported reserve correction and a deferred premium asset write-off that did not recur. These increases were partially offset by a net favorable unlocking of $8 million in our term universal and universal life insurance products in the prior year that did not recur and unfavorable mortality in our term universal life insurance products in the current year.

•	Our fixed annuities business decreased $2 million primarily related to lower investment income, partially offset by a decrease in reserves driven by lower account values and favorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $75 million largely from $65 million of higher premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $37 million primarily related to higher reinsurance, lapse experience and lower production in the current year.

•	Our fixed annuities business decreased $49 million principally from lower sales of our life-contingent products in the current year.

Net investment income

•

Our long-term care insurance business increased $85 million largely from higher average invested assets due to growth of our in-force block, higher gains of $10 million from bond calls and mortgage loan prepayments and an $8 million unfavorable prepayment speed adjustment on structured securities in the prior year that did not recur, partially offset by lower reinvestment yields and an $8 million favorable correction to investment amortization for preferred stock in the prior year that did not recur.

•	Our life insurance business decreased $8 million largely from lower reinvestment yields, lower average invested assets and lower gains of $3 million from bond calls and mortgage loan prepayments, partially offset by $7 million of less unfavorable prepayment speed adjustments on structured securities in the current year.

•	Our fixed annuities business decreased $38 million largely due to lower reinvestment yields, lower average invested assets and lower gains of $7 million from limited partnerships in the current year.

Net investment gains (losses). For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

•	Net investment gains in our long-term care insurance business increased $2 million largely from higher derivative gains, partially offset by net gains from the sale of investment securities in the prior year compared to net losses in the current year.

•	In the current year, net investment losses of $2 million in our life insurance business were principally related to impairments, partially offset by net gains from the sale of investment securities. Net investment gains of $34 million in the prior year were primarily related to net gains from the sale of investment securities.

•	Net investment losses in our fixed annuities business increased $22 million largely related to derivative losses in the current year compared to gains in the prior year, partially offset by gains on embedded derivatives related to our fixed indexed annuities in the current year compared to losses in the prior year. The increase was also attributable to higher net losses from the sale of investment securities in the current year.

Insurance and investment product fees and other. The increase was primarily attributable to our life insurance business largely related to our universal life insurance products driven by higher income from certain older in-force policies and a $4 million unfavorable correction in the prior year that did not recur. These increases were partially offset by lower production, a decrease in our term universal and universal life insurance in-force blocks and higher terminations in our term universal life insurance product in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business decreased $341 million principally from a $531 million increase in claim reserves, net of reinsurance, in the prior year. In the third quarter of 2014, we completed a comprehensive review of our claim reserves which included changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option that did not recur. These decreases were partially offset by aging and growth of the in-force block, higher severity and frequency on new claims, a less favorable impact of $38 million related to in-force rate actions approved and implemented, net unfavorable adjustments of $16 million predominantly reflecting a refinement to a reserve calculation on our acquired block of business and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year.

•

Our life insurance business decreased $67 million primarily related to our term life insurance products largely from favorable mortality, the recapture of a reinsurance agreement in the prior year that did not recur, higher ceded reinsurance and lower reserves on older in-force blocks in the current year. The decrease was also attributable to our universal life insurance products principally from favorable mortality in the current year. These decreases were partially offset by a favorable unlocking of $23 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur and unfavorable mortality in our term universal life insurance product in the current year.

•	Our fixed annuities business decreased $63 million predominantly attributable to lower sales of our life-contingent products, lower interest credited on reserves and favorable mortality in the current year.

Interest credited. The decrease was mainly related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $12 million from an unfavorable correction related to premium taxes in the current year.

•	Our life insurance business increased $4 million largely from higher net commissions due to lower deferral rates on older in-force blocks and an unfavorable correction of $2 million related to premium taxes, partially offset by lower production in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $4 million largely related to the write-off of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which resulted in lower amortization in the current year.

•	Our life insurance business increased $446 million largely from an impairment of DAC of $455 million as a result of loss recognition testing of certain term life insurance policies in the current year as part of a life block transaction and higher lapses in our term life insurance products. These increases were partially offset by an unfavorable unlocking of $12 million in our term universal and universal life insurance products related to mortality and interest assumptions in the prior year that did not recur.

•	Our fixed annuities business decreased $11 million largely attributable to higher net investment losses in the current year.

Goodwill impairment

•	We recorded a goodwill impairment of $200 million in our long-term care insurance business in the third quarter of 2014.

•	We recorded a goodwill impairment of $350 million in our life insurance business in the third quarter of 2014.

Interest expense. Interest expense increased driven by our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves in the current year.

Benefit for income taxes. The effective tax rate increased to 35.3% for the nine months ended September 30, 2015 from 14.0% for the nine months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to non-deductible goodwill impairments recorded in the prior year.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net earned premiums:
Individual long-term care insurance	$591	$562	$29	5%	$1,723	$1,654	$69	4%
Group long-term care insurance	27	25	2	8%	81	75	6	8%

Total	$618	$587	$31	5%	$1,804	$1,729	$75	4%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$7	$28	$(21)	(75)%	$25	$73	$(48)	(66)%
Group long-term care insurance	1	1	—	—%	3	4	(1)	(25)%

Total	$8	$29	$(21)	(72)%	$28	$77	$(49)	(64)%

Loss ratio	76%	173%	(97)%		74%	104%	(30)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and nine months ended September 30, 2015 mainly attributable to higher premiums of $25 million and $65 million, respectively, in the current year from in-force rate actions approved and implemented.

Annualized first-year premiums and deposits decreased principally from higher pricing on the product launched in 2014 and certain distributor suspensions driven by rating agency actions in the fourth quarter of 2014.

The loss ratio decreased for the three and nine months ended September 30, 2015 principally from a $531 million increase in claim reserves, net of reinsurance, in the prior year. In the third quarter of 2014, we completed a comprehensive review of our claim reserves which included changes to our assumptions and methodologies primarily impacting claim terminations, most significantly in later-duration claims, and benefit utilization reflecting that claimants are staying on claim longer and utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option that did not recur. The decrease for the three and nine months ended September 30, 2015 was also attributable to $28 million and $27 million, respectively, of higher premiums and reduced benefits in the current year from in-force rate actions approved and implemented. For the three months ended September 30, 2015, these decreases were partially offset by higher severity and frequency on new claims and unfavorable corrections of $20 million principally related to reinsurance and a return of premium benefit reserve in the current year. For the nine months ended September 30, 2015, these decreases were partially offset by higher severity and frequency on new claims, net unfavorable adjustments of $16 million predominantly reflecting a refinement to a reserve calculation on our acquired block of business and incremental reserves of $7 million recorded in connection with an accrual for profits followed by losses in the current year.

U.S. Life Insurance selected operating performance measures

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Term and whole life insurance
Net earned premiums	$162	$193	$(31)	(16)%	$510	$547	$(37)	(7)%
Sales	7	13	(6)	(46)%	25	40	(15)	(38)%
Term universal life insurance
Net deposits	$64	$66	$(2)	(3)%	$198	$205	$(7)	(3)%
Universal life insurance
Net deposits	$116	$146	$(30)	(21)%	$378	$414	$(36)	(9)%
Sales:
Universal life insurance	2	11	(9)	(82)%	10	24	(14)	(58)%
Linked-benefits	3	4	(1)	(25)%	9	11	(2)	(18)%
Total life insurance
Net earned premiums and deposits	$342	$405	$(63)	(16)%	$1,086	$1,166	$(80)	(7)%
Sales:
Term life insurance	7	13	(6)	(46)%	25	40	(15)	(38)%
Universal life insurance	2	11	(9)	(82)%	10	24	(14)	(58)%
Linked-benefits	3	4	(1)	(25)%	9	11	(2)	(18)%

	As of September 30,		Percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Term and whole life insurance
Life insurance in-force, net of reinsurance	$313,675	$350,946	(11)%
Life insurance in-force before reinsurance	514,306	523,784	(2)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$125,820	$129,268	(3)%
Life insurance in-force before reinsurance	126,758	130,285	(3)%
Universal life insurance
Life insurance in-force, net of reinsurance	$40,591	$42,119	(4)%
Life insurance in-force before reinsurance	46,883	48,821	(4)%
Total life insurance
Life insurance in-force, net of reinsurance	$480,086	$522,333	(8)%
Life insurance in-force before reinsurance	687,947	702,890	(2)%

Term and whole life insurance

Net earned premiums decreased during the three months ended September 30, 2015 primarily due to the recapture of a reinsurance agreement in the prior year that did not recur and higher reinsurance in the current year. The decrease in premiums for the nine months ended September 30, 2015 was predominantly related to higher reinsurance, lapse experience and lower production in the current year. Sales of our term life insurance products have decreased predominantly related to changes in the competitive marketplace in the current year. The decrease in life insurance in-force was principally related to a reinsurance transaction and higher lapses in the current year.

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

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Single Premium Deferred Annuities
Account value, beginning of period	$12,418	$12,233	$12,437	$11,807
Deposits	253	324	777	1,224
Surrenders, benefits and product charges (1)	(333)	(351)	(1,042)	(995)

Net flows	(80)	(27)	(265)	229
Interest credited and investment performance (1)	42	86	208	256

Account value, end of period	$12,380	$12,292	$12,380	$12,292

Single Premium Immediate Annuities
Account value, beginning of period	$5,442	$5,891	$5,763	$5,837
Premiums and deposits	36	83	112	191
Surrenders, benefits and product charges	(186)	(209)	(595)	(637)

Net flows	(150)	(126)	(483)	(446)
Interest credited	61	66	188	201
Effect of accumulated net unrealized investment gains (losses)	(8)	(49)	(123)	190

Account value, end of period	$5,345	$5,782	$5,345	$5,782

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,074	$1,085	$1,078	$1,093
Surrenders, benefits and product charges	(19)	(18)	(52)	(54)

Net flows	(19)	(18)	(52)	(54)
Interest credited	14	15	43	43

Account value, net of reinsurance, end of period	$1,069	$1,082	$1,069	$1,082

Total premiums from fixed annuities	$4	$41	$17	$66

Total deposits from fixed annuities	$285	$366	$872	$1,349

(1)	Amounts for prior periods have been re-presented as a result of classification differences between surrenders, benefits and product charges and interest credited and investment performance. There was no impact on total account value from the classification changes.

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased compared to June 30, 2015 and December 31, 2014 as surrenders and benefits outpaced deposits and interest credited and investment performance. Sales decreased from prior year primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased compared to June 30, 2015 and December 31, 2014 as surrenders and net unrealized investment losses exceeded premiums and deposits and interest credited. Sales declined primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

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

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Net operating income (loss):
Runoff segment	$(4)	$5	$(9)	(180)%	$16	$32	$(16)	(50)%
Corporate and Other activities	(63)	(91)	28	31%	(174)	(209)	35	17%

Total net operating loss	(67)	(86)	19	22%	(158)	(177)	19	11%
Adjustments to net operating loss:
Net investment gains (losses), net	(8)	(11)	3	27%	(3)	(23)	20	87%
Gains (losses) on early extinguishment of debt, net	(1)	—	(1)	NM (1)	(1)	—	(1)	NM (1)
Expenses from restructuring, net	—	—	—	—%	(1)	—	(1)	NM (1)

Income (loss) from continuing operations	(76)	(97)	21	22%	(163)	(200)	37	19%
Income (loss) from discontinued operations, net of taxes	(21)	6	(27)	NM (1)	(334)	19	(353)	NM (1)

Net loss available to Genworth Financial, Inc.’s common stockholders	$(97)	$(91)	$(6)	(7)%	$(497)	$(181)	$(316)	(175)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Runoff segment

Segment results of operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$—	$1	$(1)	(100)%
Net investment income	32	32	—	—%
Net investment gains (losses)	(25)	(33)	8	24%
Insurance and investment product fees and other	46	53	(7)	(13)%

Total revenues	53	53	—	—%

Benefits and expenses:
Benefits and other changes in policy reserves	18	13	5	38%
Interest credited	31	30	1	3%
Acquisition and operating expenses, net of deferrals	17	22	(5)	(23)%
Amortization of deferred acquisition costs and intangibles	17	5	12	NM (1)

Total benefits and expenses	83	70	13	19%

Loss from continuing operations before income taxes	(30)	(17)	(13)	(76)%
Benefit for income taxes	(12)	(5)	(7)	(140)%

Loss from continuing operations	(18)	(12)	(6)	(50)%
Adjustment to loss from continuing operations:
Net investment (gains) losses, net	14	17	(3)	(18)%

Net operating income (loss)	$(4)	$5	$(9)	(180)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss)

We had a net operating loss in the current year compared to net operating income in the prior year primarily driven by our variable annuity products largely from unfavorable equity market performance and impacts associated with our annual review of assumptions in the prior year that did not recur. The decrease was also attributable to unfavorable mortality related to our corporate-owned life insurance products, partially offset by higher tax benefits in the current year.

Revenues

Net investment losses decreased largely from higher derivative gains and higher net investment gains from the sale of investment securities, partially offset by higher losses on embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) in the current year.

Insurance and investment product fees and other decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily related to our corporate-owned life insurance products driven by unfavorable mortality and an increase in our GMDB reserves in our variable annuity products due to unfavorable equity market performance in the current year.

Acquisition and operating expenses, net of deferrals, decreased largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles increased related to our variable annuity products principally from unfavorable equity market performance and impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the prior year that did not recur.

Benefit for income taxes. The effective tax rate increased to 39.4% for the three months ended September 30, 2015 from 29.4% for the three months ended September 30, 2014. The increase in the effective tax rate is primarily attributable to changes in tax favored investment benefits in relation to pre-tax results and changes in uncertain tax positions, partially offset by true ups in the prior year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Premiums	$1	$3	$(2)	(67)%
Net investment income	103	97	6	6%
Net investment gains (losses)	(39)	(43)	4	9%
Insurance and investment product fees and other	144	158	(14)	(9)%

Total revenues	209	215	(6)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	36	27	9	33%
Interest credited	92	88	4	5%
Acquisition and operating expenses, net of deferrals	57	62	(5)	(8)%
Amortization of deferred acquisition costs and intangibles	32	26	6	23%
Interest expense	1	1	—	—%

Total benefits and expenses	218	204	14	7%

Income (loss) from continuing operations before income taxes	(9)	11	(20)	(182)%
Provision (benefit) for income taxes	(7)	—	(7)	NM (1)

Income (loss) from continuing operations	(2)	11	(13)	(118)%
Adjustment to income (loss) from continuing operations:
Net investment (gains) losses, net	18	21	(3)	(14)%

Net operating income	$16	$32	$(16)	(50)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased primarily driven by our variable annuity products largely from unfavorable equity market performance and unfavorable mortality in the current year.

Revenues

Net investment income increased primarily due to $5 million of higher gains from limited partnership in the current year.

Net investment losses decreased primarily related to lower losses on embedded derivatives associated with our variable annuity products with GMWBs in the current year. The decrease was also attributable to gains from the sale of investment securities in the current year compared to losses in the prior year. These decreases were partially offset by lower gains on derivatives in the current year.

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

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals, decreased largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles increased related to our variable annuity products principally from impacts associated with our annual review of assumptions, which included a $7 million favorable unlocking in the prior year that did not recur, partially offset by unfavorable equity market performance in the current year.

Provision (benefit) for income taxes. The effective tax rate increased to 76.3% for the nine months ended September 30, 2015 from zero for the nine months ended September 30, 2014. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits in relation to pre-tax income, true ups in the prior year and changes in valuation allowance in the prior year, partially offset by changes in uncertain tax positions on tax favored investments in the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$5,341	$5,984	$5,666	$6,061
Deposits	7	12	26	41
Surrenders, benefits and product charges	(158)	(204)	(542)	(612)

Net flows	(151)	(192)	(516)	(571)
Interest credited and investment performance	(192)	(29)	(152)	273

Account value, end of period	$4,998	$5,763	$4,998	$5,763

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,371	$1,583	$1,455	$1,643
Deposits	1	2	8	9
Surrenders, benefits and product charges	(60)	(81)	(201)	(239)

Net flows	(59)	(79)	(193)	(230)
Interest credited and investment performance	(65)	(12)	(15)	79

Account value, net of reinsurance, end of period	$1,247	$1,492	$1,247	$1,492

Variable Life Insurance
Account value, beginning of period	$309	$317	$313	$316
Deposits	2	2	6	6
Surrenders, benefits and product charges	(7)	(10)	(29)	(29)

Net flows	(5)	(8)	(23)	(23)
Interest credited and investment performance	(18)	2	(4)	18

Account value, end of period	$286	$311	$286	$311

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to June 30, 2015 primarily related to unfavorable equity market performance and surrenders in the third quarter of 2015. The decrease in account value compared to December 31, 2014 was mainly attributable to surrenders and less favorable equity market performance in 2015. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value compared to June 30, 2015 related to unfavorable equity market performance and surrenders in the third quarter of 2015. The decrease in account value compared to December 31, 2014 was primarily the result of surrenders and unfavorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
GICs, FABNs and Funding Agreements
Account value, beginning of period	$491	$667	$493	$896
Surrenders and benefits	(81)	(142)	(85)	(374)

Net flows	(81)	(142)	(85)	(374)
Interest credited	1	1	3	4

Account value, end of period	$411	$526	$411	$526

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. We consider the issuance of our institutional contracts on an opportunistic basis.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Net investment income	$(1)	$(9)	$8	89%
Net investment gains (losses)	9	9	—	—%
Insurance and investment product fees and other	—	(3)	3	100%

Total revenues	8	(3)	11	NM (1)

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	31	2	29	NM (1)
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	75	74	1	1%

Total benefits and expenses	106	77	29	38%

Loss from continuing operations before income taxes	(98)	(80)	(18)	(23)%
Provision (benefit) for income taxes	(40)	5	(45)	NM (1)

Loss from continuing operations	(58)	(85)	27	32%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	(6)	(6)	—	—%
(Gains) losses on early extinguishment of debt, net	1	—	1	NM (1)

Net operating loss	$(63)	$(91)	$28	31%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss decreased as a result of higher tax benefits and investment income, partially offset by higher legal accruals and expenses of $17 million in the current year.

Revenues

Net investment income increased from affiliate preferred stock dividends of approximately $8 million that were previously included in the U.S. Mortgage Insurance segment in the current year.

Insurance and investment product fees and other increased attributable to losses in the prior year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased mainly from higher legal accruals and expenses of $26 million in the current year.

The increase in the income tax benefit was primarily attributable to additional tax expense required to offset tax benefits reported by our business segments in the prior year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2015 vs. 2014
Revenues:
Net investment income	$(7)	$(16)	$9	56%
Net investment gains (losses)	23	(2)	25	NM (1)
Insurance and investment product fees and other	(10)	(2)	(8)	NM (1)

Total revenues	6	(20)	26	130%

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	50	25	25	100%
Amortization of deferred acquisition costs and intangibles	1	2	(1)	(50)%
Interest expense	224	238	(14)	(6)%

Total benefits and expenses	275	265	10	4%

Loss from continuing operations before income taxes	(269)	(285)	16	6%
Benefit for income taxes	(108)	(74)	(34)	(46)%

Loss from continuing operations	(161)	(211)	50	24%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	(15)	2	(17)	NM (1)
(Gains) losses on early extinguishment of debt, net	1	—	1	NM (1)
Expenses related to restructuring, net	1	—	1	NM (1)

Net operating loss	$(174)	$(209)	$35	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss decreased primarily attributable to lower interest expense and higher investment income, partially offset by higher operating expenses and losses from non-functional currency transactions in the current year.

Revenues

Net investment income increased from affiliate preferred stock dividends of approximately $8 million that were previously included in the U.S. Mortgage Insurance segment in the current year.

Net investment gains in the current year were mainly from derivative gains, partially offset by net losses from the sale of investment securities and impairments. Net investment losses in the prior year were driven by derivative losses and impairments, partially offset by net gains from the sale of investment securities.

Insurance and investment product fees and other decreased mainly as a result of higher losses in the current year from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased mainly from higher legal accruals and expenses of $30 million in the current year. This increase was partially offset by lower net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the repayment of $485 million of senior notes in June 2014.

The increase in the income tax benefit was primarily attributable to additional tax expense required to offset tax benefits reported by the business segments in the prior year, prior year true ups related to lower taxed foreign income and increased tax benefits from uncertain tax positions, partially offset by state and federal true ups in the prior year.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
(Amounts in millions)	2015		2014		2015 vs. 2014
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$647	4.6%	$643	—%	$4
Fixed maturity securities—non-taxable	3.5%	3	3.4%	3	0.1%	—
Commercial mortgage loans	5.5%	84	5.4%	82	0.1%	2
Restricted commercial mortgage loans related to securitization entities	6.4%	3	6.6%	3	(0.2)%	—
Equity securities	4.0%	3	4.4%	3	(0.4)%	—
Other invested assets	17.3%	26	21.3%	27	(4.0)%	(1)
Restricted other invested assets related to securitization entities	1.0%	1	1.0%	1	—%	—
Policy loans	8.4%	33	8.5%	32	(0.1)%	1
Cash, cash equivalents and short-term investments	0.3%	3	0.8%	7	(0.5)%	(4)

Gross investment income before expenses and fees	4.6%	803	4.6%	801	—%	2
Expenses and fees	(0.1)%	(20)	(0.1)%	(23)	—%	3

Net investment income	4.5%	$783	4.5%	$778	—%	$5

Average invested assets and cash		$70,183		$68,845		$1,338

	Nine months ended September 30,				Increase (decrease)
	2015		2014		2015 vs. 2014
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,924	4.7%	$1,940	(0.1)%	$(16)
Fixed maturity securities—non-taxable	3.5%	9	3.6%	9	(0.1)%	—
Commercial mortgage loans	5.5%	252	5.5%	246	—%	6
Restricted commercial mortgage loans related to securitization entities	7.2%	10	6.6%	11	0.6%	(1)
Equity securities	5.2%	11	5.1%	11	0.1%	—
Other invested assets	26.1%	103	20.5%	81	5.6%	22
Restricted other invested assets related to securitization entities	1.0%	3	1.0%	3	—%	—
Policy loans	8.7%	101	8.6%	95	0.1%	6
Cash, cash equivalents and short-term investments	0.3%	10	0.6%	19	(0.3)%	(9)

Gross investment income before expenses and fees	4.6%	2,423	4.7%	2,415	(0.1)%	8
Expenses and fees	(0.1)%	(66)	(0.1)%	(70)	—%	4

Net investment income	4.5%	$2,357	4.6%	$2,345	(0.1)%	$12

Average invested assets and cash		$70,022		$68,462		$1,560

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

For the three months ended September 30, 2015, annualized weighted-average investment yields remained unchanged from the prior year primarily attributable to a $19 million lower unfavorable prepayment speed adjustment on structured securities, partially offset by lower gains of $6 million related to limited partnerships, $5 million of lower gains related to bond calls and mortgage prepayments and lower yields on higher average invested assets in the current year. The three months ended September 30, 2015 included a decrease of $13 million attributable to changes in foreign exchange rates.

For the nine months ended September 30, 2015, annualized weighted-average investment yields decreased primarily attributable to lower reinvestment yields on higher average invested assets in the current year. These decreases were partially offset by an $18 million lower unfavorable prepayment speed adjustment on structured securities and higher gains of $9 million related to bond calls and mortgage prepayments in the current year. The nine months ended September 30, 2015 included a decrease of $30 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Available-for-sale securities:
Realized gains	$14	$17	$49	$61
Realized losses	(18)	(5)	(36)	(42)

Net realized gains (losses) on available-for-sale securities	(4)	12	13	19

Impairments:
Total other-than-temporary impairments	(10)	(13)	(13)	(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	1	7	1	7

Net other-than-temporary impairments	(9)	(6)	(12)	(9)

Trading securities	12	4	2	24
Commercial mortgage loans	1	3	5	9
Net gains (losses) related to securitization entities	(1)	(1)	9	14
Derivative instruments	(53)	(38)	(79)	(66)
Contingent consideration adjustment	2	(1)	2	(1)
Other	1	—	1	(1)

Net investment gains (losses)	$(51)	$(27)	$(59)	$(11)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

•

We recorded $3 million of higher net other-than-temporary impairments during the three months ended September 30, 2015. Of total impairments of $9 million recorded during the three months ended September 30, 2015, $6 million related to corporate securities, $2 million related to structured securities and $1 million related to commercial mortgage loans. Of total impairments of $6 million recorded during the three months ended September 30, 2014, $4 million related to financial hybrid securities as a result of certain banks being downgraded to below investment grade and $1 million related to structured securities.

•	Net investment losses related to derivatives of $53 million during the three months ended September 30, 2015 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and losses related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

Net investment losses related to derivatives of $38 million during the three months ended September 30, 2014 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held, as well as losses related to derivatives used to hedge our fixed indexed annuity product. These losses were partially offset by gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

•	We recorded $4 million of losses related to the sale of available-for-sale securities during the three months ended September 30, 2015 compared to $12 million of gains during the three months ended September 30, 2014. We recorded higher net gains of $8 million related to trading securities during the three months ended September 30, 2015 due to unrealized gains resulting from changes in the long-term interest rate environment in the current year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

•	We recorded $3 million of higher net other-than-temporary impairments during the nine months ended September 30, 2015. Of total impairments of $12 million recorded during the nine months ended September 30, 2015, $6 million related to corporate securities. During the nine months ended September 30, 2015 and 2014, we recorded impairments of $4 million and $3 million, respectively, related to commercial mortgage loans and $2 million and $1 million, respectively, related to structured securities. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million during the nine months ended September 30, 2014.

•	Net investment losses related to derivatives of $79 million during the nine months ended September 30, 2015 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and losses related to fixed indexed annuity derivatives. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

Net investment losses related to derivatives of $66 million during the nine months ended September 30, 2014 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the IPO of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

•	We recorded $22 million of lower net gains related to trading securities during the nine months ended September 30, 2015 resulting from changes in the long-term interest rate environment. We recorded lower net gains of $6 million related to the sale of available-for-sale securities during the nine months ended September 30, 2015. We recorded $5 million of lower net gains related to securitization entities during the nine months ended September 30, 2015 primarily associated with lower gains on derivatives.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,294	60%	$46,044	60%
Private	15,557	20	15,232	20
Commercial mortgage loans	6,133	8	6,100	8
Other invested assets	2,773	4	2,244	3
Policy loans	1,567	2	1,501	2
Restricted other invested assets related to securitization entities	412	1	411	1
Equity securities, available-for-sale	273	—	275	—
Restricted commercial mortgage loans related to securitization entities	175	—	201	—
Cash and cash equivalents	3,666	5	4,716	6

Total cash, cash equivalents and invested assets	$75,850	100%	$76,724	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2015, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,065	$855	$—	$(7)	$—	$5,913
State and political subdivisions	2,280	195	—	(27)	—	2,448
Non-U.S. government (1)	1,836	120	—	(4)	—	1,952
U.S. corporate:
Utilities	3,398	420	—	(18)	—	3,800
Energy	2,664	178	—	(71)	—	2,771
Finance and insurance	5,422	447	17	(37)	—	5,849
Consumer—non-cyclical	3,742	423	—	(23)	—	4,142
Technology and communications	2,292	144	—	(28)	—	2,408
Industrial	1,254	75	—	(28)	—	1,301
Capital goods	1,873	215	—	(11)	—	2,077
Consumer—cyclical	1,732	114	—	(13)	—	1,833
Transportation	1,012	89	—	(10)	—	1,091
Other	399	27	—	(3)	—	423

Total U.S. corporate (1)	23,788	2,132	17	(242)	—	25,695

Non-U.S. corporate:
Utilities	861	42	—	(6)	—	897
Energy	1,856	105	—	(70)	—	1,891
Finance and insurance	2,709	173	1	(6)	—	2,877
Consumer—non-cyclical	740	30	—	(15)	—	755
Technology and communications	975	43	—	(22)	—	996
Industrial	1,129	34	—	(67)	—	1,096
Capital goods	600	25	—	(15)	—	610
Consumer—cyclical	561	10	—	(5)	—	566
Transportation	556	59	—	(4)	—	611
Other	2,706	218	—	(24)	—	2,900

Total non-U.S. corporate (1)	12,693	739	1	(234)	—	13,199

Residential mortgage-backed (2)	4,728	389	11	(10)	—	5,118
Commercial mortgage-backed	2,464	126	4	(7)	—	2,587
Other asset-backed (2)	3,953	25	1	(40)	—	3,939

Total fixed maturity securities	56,807	4,581	34	(571)	—	60,851
Equity securities	300	5	—	(32)	—	273

Total available-for-sale securities	$57,107	$4,586	$34	$(603)	$—	$61,124

(1)	Fair value included European periphery exposure of $410 million in Ireland, $230 million in Spain, $108 million in Italy and $16 million in Portugal.
(2)	Fair value included $74 million collateralized by Alt-A residential mortgage loans and $35 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
State and political subdivisions	2,013	236	—	(27)	—	2,222
Non-U.S. government (1)	1,778	144	—	(2)	—	1,920
U.S. corporate:
Utilities	3,292	577	—	(5)	—	3,864
Energy	2,498	265	—	(21)	—	2,742
Finance and insurance	5,109	537	20	(13)	—	5,653
Consumer—non-cyclical	3,489	538	—	(8)	—	4,019
Technology and communications	2,112	217	—	(4)	—	2,325
Industrial	1,195	100	—	(8)	—	1,287
Capital goods	1,748	263	—	(5)	—	2,006
Consumer—cyclical	1,750	158	—	(8)	—	1,900
Transportation	929	114	—	(4)	—	1,039
Other	370	31	—	—	—	401

Total U.S. corporate (1)	22,492	2,800	20	(76)	—	25,236

Non-U.S. corporate:
Utilities	867	48	—	(2)	—	913
Energy	1,925	163	—	(38)	—	2,050
Finance and insurance	2,812	203	—	(3)	—	3,012
Consumer—non-cyclical	780	41	—	(9)	—	812
Technology and communications	999	71	—	(4)	—	1,066
Industrial	1,178	65	—	(18)	—	1,225
Capital goods	605	31	—	(5)	—	631
Consumer—cyclical	535	14	—	—	—	549
Transportation	525	70	—	(1)	—	594
Other	3,169	257	—	(15)	—	3,411

Total non-U.S. corporate (1)	13,395	963	—	(95)	—	14,263

Residential mortgage-backed (2)	4,871	362	13	(17)	(1)	5,228
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed (2)	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	55,854	5,666	38	(281)	(1)	61,276
Equity securities	250	32	—	(7)	—	275

Total available-for-sale securities	$56,104	$5,698	$38	$(288)	$(1)	$61,551

(1)	Fair value included European periphery exposure of $230 million in Ireland, $172 million in Spain, $118 million in Italy and $16 million in Portugal.
(2)	Fair value included $56 million collateralized by sub-prime residential mortgage loans and $86 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities decreased $425 million principally from lower net unrealized gains attributable to changes in interest rates as well as changes in foreign exchange rates from the strengthening of the U.S. dollar in the current year. These decreases were partially offset by purchases exceeding sales and maturities in the current year.

The majority of our unrealized losses were related to securities held in our U.S. Life Insurance segment. Our U.S. Mortgage Insurance segment had gross unrealized losses of $25 million and $21 million as of September 30, 2015 and December 31, 2014, respectively.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the nine months ended September 30, 2015, our exposure to the peripheral European countries increased by $228 million to $764 million with unrealized gains of $28 million. Our exposure as of September 30, 2015 was diversified with direct exposure to local economies of $193 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $104 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $467 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$658	379	35%	$—	—
2005	588	158	51%	—	—
2006	761	191	52%	—	—
2007	588	153	64%	6	1
2008	157	30	61%	—	—
2009	—	—	—%	—	—
2010	94	17	54%	—	—
2011	233	49	54%	—	—
2012	629	92	59%	—	—
2013	828	138	62%	—	—
2014	943	150	68%	—	—
2015	672	97	67%	—	—

Total	$6,151	1,454	58%	$6	1

(1)	Represents weighted-average loan-to-value as of September 30, 2015.

	December 31, 2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$722	393	37%	$—	—
2005	875	225	53%	—	—
2006	802	215	59%	2	1
2007	664	148	68%	—	—
2008	230	51	63%	6	1
2009	—	—	—%	—	—
2010	115	54	44%	—	—
2011	264	53	56%	—	—
2012	647	94	60%	—	—
2013	845	138	64%	—	—
2014	959	150	69%	—	—

Total	$6,123	1,521	59%	$8	2

(1)	Represents weighted-average loan-to-value as of December 31, 2014.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2015		December 31, 2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,325	48%	$1,132	51%
Trading securities	458	16	241	11
Short-term investments	376	14	274	12
Securities lending collateral	367	13	289	13
Limited partnerships	195	7	252	11
Other investments	52	2	56	2

Total other invested assets	$2,773	100%	$2,244	100%

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

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	September 30, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(43)	$11,918
Inflation indexed swaps	Notional	571	13	(11)	573
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	13	(54)	12,526

Total derivatives designated as hedges		12,567	13	(54)	12,526

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	1,850	(893)	6,031
Interest rate swaps related to securitization entities	Notional	77	—	(8)	69
Credit default swaps	Notional	394	—	(250)	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	994	483	(517)	960
Financial futures	Notional	1,331	4,251	(4,280)	1,302
Equity return swaps	Notional	108	286	(263)	131
Foreign currency swaps	Notional	104	37	—	141
Forward bond purchase commitments	Notional	—	1,140	—	1,140
Other foreign currency contracts	Notional	425	1,136	(810)	751

Total derivatives not designated as hedges		8,819	9,183	(7,021)	10,981

Total derivatives		$21,386	$9,196	$(7,075)	$23,507

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	September 30, 2015
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(2,202)	36,813
Fixed index annuity embedded derivatives	Policies	13,901	2,950	(275)	16,576
Indexed universal life embedded derivatives	Policies	421	395	(25)	791

The increase in the notional value of derivatives was primarily attributable to an increase in our non-qualified interest rate swaps and increase in our forward bond commitments related to a non-qualified derivative strategy to mitigate interest rate risk associated with our statutory capital position.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales in the current year.

Consolidated Balance Sheets

Total assets. Total assets decreased $3,136 million from $111,358 million as of December 31, 2014 to $108,222 million as of September 30, 2015.

•	Cash, cash equivalents and invested assets decreased $874 million primarily from a decrease of $1,050 million in cash and cash equivalents, partially offset by an increase of $176 million in invested assets. Other invested assets increased $529 million from higher trading securities and short-term investments as a result of net purchases in the current year and an increase in derivatives driven by the changes in the long-term interest rate environment. Our fixed maturity securities decreased $425 million principally from lower net unrealized gains attributable to changes in interest rates as well as changes in foreign exchange rates from the strengthening of the U.S. dollar in the current year. These decreases were partially offset by purchases exceeding sales and maturities in the current year.

•	Deferred acquisition costs decreased $412 million primarily attributable to an impairment of $455 million as a result of loss recognition testing of certain term life insurance policies in the current year as part of a life block transaction.

•	Separate account assets decreased $1,315 million driven by surrenders and benefits as well as unfavorable market performance in the current year.

Total liabilities. Total liabilities decreased $1,755 million from $94,561 million as of December 31, 2014 to $92,806 million as of September 30, 2015.

•	Future policy benefits increased $557 million primarily driven by an increase of $1,038 million in our long-term care insurance business largely from the aging and growth of the in-force block, partially offset by a decrease of $423 million in our fixed annuities business as surrenders and benefits exceeded deposits as a result of lower production in the current year.

•	Liability for policy and contract claims increased $128 million primarily driven by an increase of $367 million in our long-term care insurance business largely as a result of aging and growth of the in-force block and higher severity and frequency of new claims in the current year. This increase was partially offset by a decrease of $227 million in our U.S. mortgage insurance business principally from a decline in new delinquencies and favorable aging on existing delinquencies in the current year.

•	Unearned premiums decreased $207 million primarily driven by our international mortgage insurance business largely attributable to changes in foreign exchange rates in the current year.

•	Deferred tax liability decreased $657 million primarily from a decrease in unrealized net investment gains in the current year.

•	Separate account liabilities decreased $1,315 million by surrenders and benefits as well as unfavorable market performance in the current year.

Total stockholders’ equity. Total stockholders’ equity decreased $1,381 million from $16,797 million as of December 31, 2014 to $15,416 million as of September 30, 2015.

•	Additional paid-in capital decreased $53 million largely attributable to the additional sale of our shares of our Australian mortgage insurance business in May 2015, which reduced our ownership percentage from 66.2% to 52.0%.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $323 million during the nine months ended September 30, 2015.

•	Accumulated other comprehensive income (loss) decreased $968 million predominantly attributable to lower net unrealized investment gains mainly related to changes in the long-term interest rate environment in the current year. Foreign currency translation also decreased related to the strengthening of the U.S. dollar in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2015	2014
Net cash from operating activities	$1,158	$1,140
Net cash from investing activities	(2,163)	(2,003)
Net cash from financing activities	(19)	149

Net decrease in cash before foreign exchange effect	$(1,024)	$(714)

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Cash inflows from operating activities in the current year increased compared to the prior year primarily from lower tax payments and an increase in cash collateral received from counterparties primarily as a result of the change in derivatives in the current year, partially offset by purchases of trading securities in the current year compared to sales of trading securities in the prior year.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Cash outflows from investing activities in the current year increased compared to the prior year from higher purchases, net of sales and maturities, of fixed maturity securities in the current year as well as net purchases of short-term investments in the current year compared to net maturities and sales of short-term investments in the prior year.

Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions. We had cash outflows from financing activities in the current year compared to cash inflows in the prior year primarily from lower deposits to our investment contracts, partially offset by lower withdrawals from our investment contracts. In 2015, the proceeds from the sale of additional shares of our Australian mortgage insurance business in May 2015 were partially offset by higher cash dividends paid to noncontrolling interests related to our Australian mortgage insurance business. In 2014, the proceeds from the IPO of 33.8% of our Australian mortgage insurance business and the issuance of senior notes by Genworth Canada were mostly offset by the repayment of senior notes in that year.

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

Genworth Holdings had $733 million and $953 million of cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, cash and cash equivalents of Genworth Holdings included approximately $98 million of restricted cash. Genworth Holdings also held $250 million and $150 million in U.S. government securities as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, we received common stock dividends from our international subsidiaries of $446 million, of which $94 million was received in the third quarter of 2015. Dividends in the current year included $173 million of proceeds from the sale of additional shares in our Australian mortgage insurance business in May 2015 and approximately $50 million of the remaining proceeds were distributed to Genworth Holdings through payments made under tax sharing agreements in the third quarter of 2015. We also made capital contributions to one of our life subsidiaries of $25 million during the nine months ended September 30, 2015.

In July 2015, Genworth Holdings purchased for approximately $200 million preferred securities of one of our life insurance subsidiaries that were previously held by our U.S. mortgage insurance subsidiaries in order to assist those subsidiaries with their progress in complying with the final PMIERs by the effective date. Genworth Holdings received dividends of approximately $8 million from these preferred securities in the third quarter of 2015.

During the three months ended September 30, 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon. See note 9 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to borrowings.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2015, our total cash, cash equivalents and invested assets were $75.9 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 32% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2015.

As of September 30, 2015, our U.S. mortgage insurance business would be compliant with the PMIERs capital requirements, and would hold a reasonable amount in excess of these capital requirements, giving effect to: (i) two previously completed excess of loss reinsurance transactions with a panel of reinsurers, both effective July 1, 2015, that we expect will provide up to approximately $300 million of PMIERs credit as of December 31, 2015; (ii) a recently completed intercompany sale of the U.S. mortgage insurance business’ ownership interest in affiliated preferred securities for approximately $200 million; (iii) an internal corporate entity restructuring completed on October 1, 2015; and (iv) a reinsurance transaction covering our 2015 book year entered into with a panel of reinsurers which is pending GSE approval, which we expect will provide up to an additional $225 million of PMIERs capital credit as of December 31, 2015. In addition, we expect the estimated net proceeds of approximately $55 million from the sale of our European mortgage insurance business, announced on October 27, 2015, will provide additional PMIERs capital credit to our U.S. mortgage insurance business in 2016 upon closing. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash.

In July 2015, our indirect majority-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited, issued AUD$200 million of subordinated floating rate notes due 2025 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes and incurred a $2 million pre-tax early redemption payment.

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

On October 30, 2015, Genworth Australia announced its intention to commence an on-market share buy-back program. Pursuant to the program, Genworth Australia may purchase its issued and outstanding ordinary shares up to a maximum aggregate value of AUD$150 million. We expect, as the majority shareholder, to engage in on-market sales transactions during the buy-back period to maintain our approximate ownership position of 52.0%, subject to matters including the prevailing market price of Genworth Australia’s shares during the buy-back, market trading volumes and applicable legal constraints.

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

Securitization Entities

There were no off-balance sheet securitization transactions during the nine months ended September 30, 2015 or 2014.

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

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

During the third quarter of 2015, credit spreads generally widened continuing the trend seen in the second quarter of 2015. In 2015, U.S. Treasury yields remained at historically low levels. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the third quarter of 2015, the U.S. dollar strengthened against currencies in Australia, Canada and the United Kingdom, as well as the Euro compared to the third quarter of 2014. Compared to the second quarter of 2015, the U.S. dollar also strengthened against currencies in Australia, Canada and the United Kingdom, but weakened slightly against the Euro. The overall strengthening of the U.S. dollar in the third quarter of 2015 generally resulted in lower levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

There were no other material changes in our market risks since December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely as a result of a material weakness in our internal control over financial reporting as disclosed in our 2014 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2014 was also present as of September 30, 2015 because we have not completed testing of enough instances of the newly created and implemented enhanced control procedures in order to conclude on the operating effectiveness.

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

Remediation Status

We are currently working to remediate this material weakness and are executing on our detailed project plan for remediation. We have separated our actuarial team responsibilities to provide that one team develops and implements all significant assumption and methodology changes to our long-term care insurance claim reserves while another team determines the nature and scope of the review required as a result of the changes, and then executes the review process. In addition, we re-designed the “review control” over the implementation of assumption and methodology changes to our claim reserves. The re-designed control includes testing of our claim reserves calculation, on an individual claim basis, from the point at which the claim record is included in our policy administration system through the point at which the reserve is reported in our consolidated financial statements. These control enhancements are intended to ensure that assumption and methodology changes to our long-term care insurance claim reserves function as intended. We have tested the design of our changes to actuarial team responsibilities and the re-designed “review control” and believe the design is appropriate. We believe these measures will remediate the material weakness identified above and will strengthen our internal control over financial reporting for the calculation of our long-term care insurance claim reserves. We continue to test the ongoing operating effectiveness of the enhanced controls and plan to complete our testing before or in connection with the preparation of our consolidated financial statements for the year ended December 31, 2015. We will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2015

During the three months ended September 30, 2015, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the internal control changes described above.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 12 in our unaudited condensed consolidated financial statements under “Part 1—Item 1— Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2014 Annual Report on Form 10-K, as updated in Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2015.

We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.

In connection with the release of our results for the fourth quarter of 2014, we announced that we had commenced a review of a broad range of strategic options to maximize long-term stockholder value. We continue to pursue our strategic options with a focus in three areas: (1) strengthening our long-term care insurance and mortgage insurance businesses, including generating and maintaining PMIERs capital credit; (2) simplifying our business structure and portfolio, including repatriating our BLAIC long-term care insurance business; and (3) increasing our financial strength and flexibility through separate initiatives such as selling blocks of business, reducing ownership of or selling businesses and a multi-step restructuring plan targeting annualized cash savings in excess of $100 million in early 2016 as well as reducing holding company debt levels over time. In addition, we announced the planned sale of our lifestyle protection insurance business, which had previously been designated as a non-core business for us, the sale of certain blocks of our term life insurance and the sale of our European mortgage insurance business. We reported a significant loss on the sale of our lifestyle protection insurance business given its book value prior to recording the anticipated sale. In addition, we reported an impairment of DAC as a result of loss recognition testing of certain term life insurance policies as part of the sale of certain blocks of our term life insurance. We cannot be sure we will be able to successfully develop and execute on any of our strategic plans to effectively address our current business challenges (including with respect to our long-term care insurance business, ratings and capital), including as a result of: (a) our inability to complete the planned sale of: (i) our lifestyle protection insurance business, (ii) certain blocks of our term life insurance or (iii) our European mortgage insurance business at all or on terms anticipated and failure to attract buyers for any other businesses or other assets we may seek to sell, or securities we may seek to issue (if any), in each case, in a timely manner on anticipated, or otherwise acceptable terms; (b) our inability to generate required capital; (c) our failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents or anticipated credit or financial strength ratings; (d) our challenges changing or being more costly or difficult to successfully address than we currently anticipate or the benefits achieved being less than we anticipate; (e) our inability to successfully develop more targeted product features and benefits, strengthen relationships with producers or achieve anticipated cost-savings; and (f) adverse tax or accounting charges. The sale of our lifestyle protection insurance business, certain blocks of our term life insurance and our European mortgage insurance business remain subject to certain closing conditions, including regulatory approvals, and we cannot predict with certainty whether or when these transactions will close or the impact that any purchase price adjustments, including any applicable foreign exchange fluctuations, will have on anticipated proceeds. In addition, even if we are successful in developing and executing our strategic plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets).

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

In addition, we intend to support the increased capital needs of our U.S. mortgage insurance business resulting from the final PMIERs. As of September 30, 2015, our U.S. mortgage insurance business would be compliant with the PMIERs capital requirements, and would hold a reasonable amount in excess of these capital requirements, giving effect to: (i) two previously completed excess of loss reinsurance transactions with a panel of reinsurers, both effective July 1, 2015, that we expect will provide up to approximately $300 million of PMIERs credit as of December 31, 2015; (ii) a recently completed intercompany sale of the U.S. mortgage insurance business’ ownership interest in affiliated preferred securities for approximately $200 million; (iii) an internal corporate entity restructuring completed on October 1, 2015; and (iv) a reinsurance transaction covering our 2015 book year entered into with a panel of reinsurers which is pending GSE approval, which we expect will provide up to an additional $225 million of PMIERs capital credit as of December 31, 2015. In addition, we expect the estimated net proceeds of approximately $55 million from the sale of our European mortgage insurance business, announced on October 27, 2015, will provide additional PMIERs capital credit to our U.S. mortgage insurance business in 2016 upon closing. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash. The completion of our additional reinsurance transaction and the implementation of any further reinsurance transactions all depend on market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. For a discussion of risks related to our strategic plans, see “—We may be unable to successfully develop and execute strategic plans to effectively address our current business challenges.”

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

Item 6.	Exhibits

Number	Description

2.1	Irrevocable Offer Deed, dated as of July 22, 2015, by AXA S.A.

2.2	Letter Agreement, dated as of July 22, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A.

2.3	Sale and Purchase Agreement, dated as of September 17, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A.

2.4	Master Agreement, dated as of September 30, 2015, by and between Genworth Life and Annuity Insurance Company and Protective Life Insurance Company

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 5, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 5, 2015)

10.1	Assignment and Amending Agreement for Master Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada and Genworth Financial International Holdings, LLC

10.2	Assignment and Amending Agreement for Shareholder Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina and Genworth Financial International Holdings, LLC

10.3	Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited

10.4	Accession and Retirement Deed, dated October 1, 2015, among Genworth Financial International Holdings, LLC, Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited

10.5	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2015)

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Kelly L. Groh

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)

Date: October 30, 2015

	By:	/s/ Kelly L. Groh
Kelly L. Groh Executive Vice President and Chief Financial Officer, and Controller (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)