Form 10-K
period 2015-12-31
GENWORTH FINANCIAL INC
filed 2016-02-26
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 10, 2016, 497,828,731 shares of Class A Common Stock, par value $0.001 per share were outstanding.

The aggregate market value of the common equity (based on the closing price of the Class A Common Stock on the New York Stock Exchange) held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.8 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2016 annual meeting of the registrant’s stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Note Regarding This Annual Report

Beginning in the fourth quarter of 2015, we changed how we review our operating businesses and no longer have separate reporting divisions. Under our new structure, we have the following five operating business segments: U.S. Mortgage Insurance; Canada Mortgage Insurance; Australia Mortgage Insurance; U.S. Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic products which are no longer actively sold). In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings, Inc. level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. Financial information has been updated for all periods to reflect the reorganized segment reporting structure.

On December 1, 2015, we completed the sale of our lifestyle protection insurance business, which had previously been designated as a non-core business. Our lifestyle protection insurance business, previously the only business in our former International Protection segment, has been reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis.

On October 27, 2015, we announced that Genworth Mortgage Insurance Corporation (“GMICO”), our wholly-owned indirect subsidiary, entered into an agreement to sell our European mortgage insurance business to AmTrust Financial Services, Inc. As the held-for-sale criteria were satisfied during the fourth quarter of 2015, our European mortgage insurance business has been reported as held for sale and its financial position is separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. The transaction is expected to close in the first quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals.

See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information regarding the sales of these businesses.

PART I

Item 1.	Business

Overview

Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an initial public offering (“IPO”) of Genworth common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial, Inc. (“Genworth Financial”) upon the completion of the reorganization.

References to “Genworth,” the “Company,” “we” or “our” have the following meanings, unless the context otherwise requires:

•	For periods prior to April 1, 2013: Genworth Holdings and its subsidiaries

•	For periods from and after April 1, 2013: Genworth Financial and its subsidiaries

We are dedicated to helping meet the homeownership and long-term care needs of our customers. We are headquartered in Richmond, Virginia. We facilitate homeownership in the United States and internationally by providing mortgage insurance products that allow people to purchase homes with low down payments while protecting lenders against the risk of default. Through our homeownership education and assistance programs, we also help people keep their homes when they experience financial difficulties. We offer individual and group long-term care insurance products to meet consumer needs for long-term care. On February 4, 2016, we announced our decision to suspend sales of our traditional life insurance and fixed annuity products.

We operate our business through five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based. For the year ended December 31, 2015, our U.S. Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and net operating income was $179 million for each measure.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada. For the year ended December 31, 2015, our Canada Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and net operating income were $140 million and $152 million, respectively.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk. For the year ended December 31, 2015, our Australia Mortgage Insurance segment’s income from continuing operations available to Genworth Financial, Inc.’s common stockholders and net operating income were $103 million and $102 million, respectively.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States. For the year ended December 31, 2015, our U.S. Life Insurance segment had a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders of $253 million and net operating income of $43 million.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). We no longer offer retail and group variable annuities but continue to service our existing blocks of business. For the year ended December 31, 2015, our Runoff segment had a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders of $5 million and net operating income of $27 million.

In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for information related to discontinued operations. For the year ended December 31, 2015, Corporate and Other activities had a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and a net operating loss of $372 million and $248 million, respectively.

We had $12.8 billion of total Genworth Financial, Inc.’s stockholders’ equity and $106.4 billion of total assets as of December 31, 2015. For the year ended December 31, 2015, our revenues were $8.5 billion and we had a net loss available to Genworth Financial, Inc.’s common stockholders of $0.6 billion.

Strategic Update

Our focus remains on improving business performance and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and restructuring our U.S. life insurance businesses.

We expect to continue to grow and strengthen our mortgage insurance businesses by taking advantage of accretive market opportunities balanced with capital optimization. This includes focusing on earnings growth and writing profitable new business while maintaining regulatory capital standards, with prudent buffers. In our U.S. mortgage insurance business, this includes maintaining compliance with the private mortgage insurer eligibility requirements (“PMIERs”) that became effective on December 31, 2015.

We are also focused on restructuring our U.S. life insurance businesses. On February 4, 2016, we announced an initiative to: (i) suspend sales of our traditional life insurance and fixed annuity products after the first quarter of 2016; (ii) further reduce expense levels in 2016; (iii) repatriate existing business from Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), our primary Bermuda domiciled reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016; and (iv) separate and potentially isolate our long-term care insurance business.

Our decision to suspend sales of our traditional life insurance and fixed annuity products was a result of the continued impact of adverse ratings actions and recent sales levels of these products. We will, however, continue to service our existing in-force block of business. Our decision to suspend sales of these products is expected to reduce cash expenses by approximately $50 million pre-tax annually. In addition, we previously announced a multi-step restructuring plan targeting annual cash savings in excess of $100 million. Actions taken in 2015 as part of that plan are expected to reduce cash expenses on an annualized run rate by approximately $90 million to $100 million pre-tax or more. We plan to repatriate all of the existing business, including the long-term care insurance business, held in BLAIC. In connection with these actions, BLAIC would be dissolved, which would facilitate future cash movements from our international subsidiaries to the holding company.

Once all business is repatriated from BLAIC, we intend through a series of reinsurance and restructuring transactions to separate, then potentially isolate, our long-term care insurance business from our other U.S. life insurance businesses. These actions will be part of a multi-phased process that is intended to align substantially all of our in-force life insurance and annuity business under Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company, and all long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. Once these actions take place, we plan to separate GLAIC and GLIC ownership so that both subsidiaries are wholly-owned by an intermediate holding company. Genworth Life Insurance Company of New York (“GLICNY”), our New York domiciled life insurance company, which is currently partially owned by GLAIC, would become a wholly-owned subsidiary of GLIC. To further isolate our long-term care insurance business from our other businesses and cause it to be excluded from our public debt covenants, GLIC and GLICNY may ultimately be direct subsidiaries of Genworth Financial and no longer subsidiaries of Genworth Holdings. We would aim to complete these actions over the next 12 to 18 months. However, these proposed actions will require regulatory approval from several different regulatory jurisdictions, and may require other third-party approvals. We have committed to contribute $200 million of holding company cash (from the anticipated tax benefit related to a life block transaction that closed in January 2016 and is expected to be paid to the holding company in the third quarter of 2016) to GLIC as part of executing this restructuring plan.

In conjunction with our U.S. life insurance restructuring plan, we continue to remain open to alternatives and actively assess other strategic options. In assessing our strategic options, we are considering, among other factors, the level of, and restrictions contained in, our existing indebtedness, tax considerations, the views of regulators and rating agencies, and the performance and prospects of our businesses.

We are continuing to execute our long-term care insurance strategy, which includes: obtaining significant premium rate increases and benefit reductions on certain of our in-force blocks of long-term care insurance to improve profitability and reduce the strain on capital; requesting smaller rate increases more proactively on newer in-force blocks of long-term care insurance as needed; and introducing new products with appropriately priced benefits.

We also seek to maintain appropriate levels of capital in the event of unforeseen events and potential in-force block volatility. We generate statutory capital from earnings on our in-force business, as well as from ongoing capital management and efficiency strategies such as use of reinsurance, management of new business mix and levels and cost reductions. We also continue to evaluate and pursue opportunities to redeploy capital from lower returning blocks of business.

At Genworth Holdings, we have targeted maintaining cash and highly liquid securities of at least one and one-half times debt service plus a $350 million buffer in the near term and focus on reducing debt levels over time. We also seek to increase financial flexibility by improving elements of our credit profile, including by reducing our debt levels, which impact our financial strength ratings. In light of market influences and the impact of recent ratings downgrades on the valuation of our senior debt, we may evaluate the level of cash buffer we maintain at the holding company as we consider opportunities to repurchase our debt over time. In January 2016, Genworth Holdings redeemed its senior notes due in 2016 using proceeds from the sale of our lifestyle protection insurance business.

U.S. Mortgage Insurance

Through our U.S. Mortgage Insurance segment, we provide private mortgage insurance. Private mortgage insurance enables borrowers to buy homes with a down payment of less than 20% of the home’s value (“low down-payment mortgages” or “high loan-to-value mortgages”). Mortgage insurance protects lenders against loss in the event of a borrower’s default. It also generally aids financial institutions in managing their capital efficiently by, in some cases, reducing the capital required for low-down-payment mortgages. If a borrower defaults on mortgage payments, private mortgage insurance reduces and may eliminate losses to the insured institution. Private mortgage insurance may also facilitate the sale of mortgage loans in the secondary mortgage market because of the credit enhancement it provides.

We have been providing mortgage insurance products and services in the United States since 1981 and operate in all 50 states and the District of Columbia. Our principal mortgage insurance customers are originators of residential mortgage loans who typically determine which mortgage insurer or insurers they will use for the placement of mortgage insurance written on loans they originate. For the year ended December 31, 2015, approximately 18% of new insurance written in our U.S. mortgage insurance business was attributable to our largest five lender customers, with no customer representing more than 10% of new insurance written.

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

Each GSE’s Congressional charter generally prohibits it from purchasing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. Much of the demand for private mortgage insurance is a function of the requirements of the GSEs. The GSEs purchased the majority of the flow loans we insured as of December 31, 2015. The GSEs specify mortgage insurance coverage levels and also have the authority to change the pricing arrangements for purchasing retained-participation mortgages, or mortgages with lender recourse, as compared to insured mortgages, increase or reduce required mortgage insurance coverage percentages, and alter or liberalize underwriting standards and pricing terms on low-down-payment mortgages they purchase. In furtherance of their respective charter requirements, each GSE maintains eligibility criteria to establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the GSEs for high loan-to-value mortgages they acquire. For more information about the financial and other requirements of the GSEs for our U.S. mortgage insurance subsidiaries, see “—Regulation—Mortgage Insurance Regulation—Other regulation.”

Selected financial information and operating performance measures regarding our U.S. Mortgage Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Mortgage Insurance segment.”

Products and services

The majority of our U.S. mortgage insurance policies provide default loss protection on a portion (typically 10% to 40%) of the balance of an individual mortgage loan. Our primary mortgage insurance policies are predominantly flow mortgage insurance policies, which cover individual loans at the time the loan is originated. We also from time to time enter into bulk mortgage insurance transactions or lender-paid insurance transactions with lenders and investors in selected instances, under which we insure individual loans on a flow basis or a portfolio of loans at or after origination for a negotiated price and terms.

In addition to flow and bulk primary mortgage insurance, we have in prior years written mortgage insurance on a pool basis. Under pool insurance, the mortgage insurer provides coverage contemporaneously with loan origination on a group of specified loans, typically for 100% of all losses on every loan in the portfolio, subject to an agreed aggregate loss limit.

Flow mortgage insurance

Flow mortgage insurance is primary mortgage insurance placed on an individual loan pursuant to the terms and conditions of a master policy. Our primary mortgage insurance covers default risk on first mortgage loans generally secured by one- to four-unit residential properties and can be used to protect mortgage lenders and investors from default on any type of residential mortgage loan instrument that we have approved. Our insurance covers a specified coverage percentage of a “claim amount” consisting of unpaid loan principal, plus delinquent interest and certain other expenses associated with the default and subsequent foreclosure. As the insurer, we are generally required to pay the coverage percentage specified in the primary master policy and certificate, but we also have the option to pay the lender an amount equal to the total unpaid loan principal, delinquent interest and other expenses incurred with the default and foreclosure, and acquire title to the property. In addition, the claim amount may be reduced or eliminated if the loss on the defaulted loan is reduced as a result of the lender’s disposition of the property. The lender selects the coverage percentage at the time the loan is originated, often to comply with investor requirements to reduce the loss exposure on loans purchased by the investor. Our master policies require that loans be underwritten to approved guidelines and provide for cancellation of coverage and return of premium for material breach of obligations. Our master policies generally do not extend to or cover material breach of obligations and misrepresentations known to the insured or others involved in the origination of the loan. From time to time, based on various factors, we request loan files to verify compliance with our master policies and required procedures. Where our review and any related investigation establish material non-compliance or misrepresentation or there is a failure to deliver complete loan files as required, we may cancel or rescind coverage with a return of premiums.

We also perform fee-based contract underwriting services for mortgage lenders. The provision of underwriting services by mortgage insurers eliminates the duplicative lender and mortgage insurer underwriting activities and expedites the approval process. Under the terms of our contract underwriting agreements, we agree to indemnify the lender against losses incurred in the event we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability.

Our use of captive reinsurance with lender affiliates has been reduced substantially and amounts remaining in trust available to pay losses are now de minimis. We have agreed with the Consumer Financial Protection Bureau (“CFPB”) and, separately, with the State of Minnesota Department of Commerce not to enter into any new captive reinsurance transactions for a period of 10 years, which expires in June 2025.

Bulk mortgage insurance

Under primary bulk mortgage insurance, we insure a portfolio of loans in a single, bulk transaction. Generally, in our bulk mortgage insurance, the individual loans in the portfolio are insured to specified levels of coverage and there may be deductible provisions and aggregate loss limits applicable to all of the insured loans. In addition, loans that we insure in bulk mortgage insurance transactions with loan-to-value ratios above 80% typically are also covered by flow mortgage insurance, written either by us or another private mortgage insurer, which helps mitigate our exposure under the bulk mortgage insurance transactions. We base the premium on our bulk mortgage insurance upon our evaluation of the overall risk of the insured loans included in a transaction and we negotiate the premium directly with the securitizer or other owner of the loans. Premiums for bulk mortgage insurance transactions generally are paid monthly by lenders, investors or a securitization vehicle in connection with a securitization transaction or the sale of a loan portfolio.

Underwriting and pricing

Loan applications for all flow loans we insure are reviewed to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property as well as to establish the applicable premium. We set premiums at the time a certificate of insurance is issued based on our expectations regarding likely performance of a loan over the long term. In most states, where our U.S. mortgage insurance subsidiaries are licensed, we are required to file rates before we are authorized to charge premium. In some states, these rates must be approved before their use. Changes in rates likewise must be filed and receive approval. In general, states may require actuarial justification on the basis of the insurer’s loss experience, expenses and future projections. In addition, states may consider general default experience in the mortgage insurance industry in assessing the premium rates charged by mortgage insurers. Once a certificate of coverage is issued, we may not alter the premium charged or cancel coverage without cause.

Fair Isaac Company (“FICO”) developed the FICO credit scoring model to calculate a score based upon a borrower’s credit history. We use the FICO credit score as one indicator of a borrower’s credit quality. Typically, a borrower with a higher credit score has a lower likelihood of defaulting on a loan. FICO credit scores range up to 850, with a score of 620 or more generally viewed as a “prime” loan and a score below 620 generally viewed as a “sub-prime” loan. A minus loans generally are loans where the borrowers have FICO credit scores between 575 and 660, and where the borrower has a blemished credit history. As of December 31, 2015, on a risk in-force basis and at the time of loan closing, approximately 97% of our primary insurance loans were “prime” in credit quality with FICO credit scores of at least 620, approximately 2% had FICO credit scores between 575 and 619, and approximately 1% had FICO credit scores of 574 or less. Loan applications for flow mortgage insurance are either directly reviewed by us (or our contract underwriters), or as noted below, by lenders under delegated authority and either may utilize automated underwriting systems. A substantial number of our mortgage lender customers underwrite loan applications for mortgage insurance under a delegated underwriting program, in which we permit approved lenders to commit us to insure loans using underwriting guidelines, including credit scores, we have previously approved. When underwriting bulk mortgage insurance transactions, we evaluate characteristics of the loans in the portfolio, including credit scores, and examine all or a sample of loan files.

We previously offered mortgage insurance for Alt-A loans, which were originated under programs in which there was a reduced level of verification or disclosure of the borrower’s income or assets and a higher historical and expected default rate at origination than standard documentation loans; Interest Only loans, which allowed the borrower flexibility to pay interest only, or to pay interest and as much principal as desired, during an initial period of time; and payment option adjustable rate mortgages (“ARMs”), which typically provided four payment options that a borrower could select for the first five years of a loan. We have made numerous changes to our underwriting guidelines, including exiting certain products and types of coverages and imposing geographical and third-party loan origination guidelines, and have changed pricing. One result of these changes is that any risk in-force represented by above-described loan types is confined to our 2008 and prior book years. We continue to monitor current housing conditions and the performance of our books of business to determine if we need to make further changes in our pricing or underwriting guidelines and practices.

Loss mitigation

We work closely with lenders who identify and monitor delinquent borrowers. When a delinquency cannot be cured through basic collections, we have the right to approve loan modifications and seek the cooperation of servicers in modifying the terms and conditions of delinquent mortgage loans so as to enable borrowers to stay in their home and avoid foreclosure, thereby potentially reducing our claims. We have granted loss mitigation delegation to servicers whereby they perform loss mitigation efforts on our behalf. Moreover, the CFPB has promulgated a final rule obligating servicers to engage in loss mitigation efforts with a borrower prior to foreclosure. These efforts have traditionally involved loan modifications intended to enable qualified borrowers to make restructured loan payments or efforts to sell the property thereby potentially reducing claim amounts to us.

After a delinquency is reported to us, we review, and where appropriate conduct further investigations. Under our master policies, we may request specified documentation concerning the origination, closing and servicing of an insured loan. Failure to deliver required documentation or our review of such documentation may result in rescission, cancellation or claims curtailment or denial. We will consider an insured’s appeal of our decision and if we agree with the appeal we take the necessary steps to reinstate uninterrupted insurance coverage and reactivate the loan certificate or otherwise address the issues raised in the appeal. If the parties are unable to agree on the outcome of the appeal, the insured may choose to pursue arbitration or litigation under the master policies and challenge the results. If arbitrated, ultimate resolution of the dispute would be pursuant to a panel’s binding arbitration award. Subject to applicable limitations in the master policies, legal challenges to our actions may be brought several years later. For additional information regarding our master policies, see “—Regulation—U.S. Insurance Regulation—Policy forms.”

From time to time, we enter into agreements with policyholders to accelerate claims and negotiate an agreed upon payment amount for claims on an identified group of delinquent loans. In exchange for our accelerated claim payment, mortgage insurance is canceled and we are discharged from any further liability on the identified loans.

Distribution

We distribute our mortgage insurance products through our dedicated sales force throughout the United States. This sales force primarily markets to financial institutions and mortgage originators which impose a requirement for mortgage insurance as part of the borrower’s financing. In addition to our field sales force, we also distribute our products through a telephone sales force serving our smaller lenders, as well as through our “Action Center” which provides live phone support for all customer segments.

Competition

In recent years, our principal sources of competition comprised U.S. and state government agencies and other private mortgage insurers. Historically, we have also competed with mortgage lenders and other investors, the GSEs, structured transactions in the capital markets and with other financial instruments designed to mitigate credit risk.

U.S. and state government agencies. We and other private mortgage insurers compete for flow mortgage insurance business directly with U.S. federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”) and the Veteran’s Administration (“VA”). In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York.

Private mortgage insurers. The U.S. private mortgage insurance industry remains highly competitive, particularly with the entry of several new participants in the last several years. There are currently seven active mortgage insurers, including us.

Mortgage lenders, the GSEs and other participants in the mortgage finance industry. We have experienced competition in recent years from various participants in the mortgage finance industry including loan originators, the GSEs, investment banks and other purchasers of interests in mortgages as well as reinsurers and other participants in the capital markets. Competition from lenders has been in the form of self-insurance or origination of simultaneous second mortgages used to bring the loan-to value ratio of a first mortgage below the level where mortgage insurance is required by the GSEs. The GSEs have recently entered into risk sharing transactions with financial institutions other than mortgage insurers designed to reduce the risk of their mortgage portfolios partly in response to concerns expressed by their conservator, the Federal Housing Finance Agency (“FHFA”). Third-party reinsurers have entered into recent transactions with mortgage insurers, including one of our U.S. mortgage insurance subsidiaries, pursuant to which the third-party reinsurer assumes mortgage insurance risk for a fee. We may also compete with structured transactions in the capital markets and other financial instruments designed to mitigate the risk of mortgage defaults, such as credit default swaps and credit linked notes.

Canada Mortgage Insurance

We entered the Canadian mortgage insurance market in 1995 and operate in every province and territory. We are currently the leading private mortgage insurer in the Canadian market.

In July 2009, Genworth MI Canada Inc. (“Genworth Canada”), our indirect subsidiary, completed an IPO of its common shares and we currently hold approximately 57.3% of the outstanding common shares of Genworth Canada on a consolidated basis, with Genworth Financial International Holdings, LLC (“GFIH”) holding 40.6% and our U.S. mortgage insurance business holding 16.7%. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Selected financial information and operating performance measures regarding our Canada Mortgage Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Canada Mortgage Insurance segment.”

Products

Our main products are primary flow and bulk mortgage insurance. In both primary flow and bulk mortgage insurance, our mortgage insurance in Canada provides insurance coverage for 100% of the unpaid loan balance, including interest, selling costs and expenses. Regulations in Canada require the use of mortgage insurance for all high loan-to-value mortgage loans extended by federally incorporated banks, trust companies and insurers, where the loan-to-value ratio exceeds 80%. Most mortgage lenders in Canada offer both fixed rate and variable rate mortgages. High loan-to-value mortgages insured by our mortgage insurance business in Canada tend to be predominantly fixed rate mortgages of at least a five-year term, at the end of which the mortgages can be renewed. Most mortgage lenders in Canada offer a portability feature, which allows borrowers to transfer their original mortgage loan to a new property, subject to certain criteria. Our flow mortgage insurance policies contain a portability feature which allows borrowers to also transfer the mortgage default insurance associated with the mortgage loan.

We also provide bulk mortgage insurance to lenders that have originated loans with loan-to-value ratios of less than or equal to 80%. These policies provide lenders with immediate capital relief from applicable bank regulatory capital requirements and facilitate the securitization of mortgages in the Canadian market.

Government guarantee eligibility

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under the terms of PRMHIA, the Canadian government guarantees the benefits payable under a mortgage insurance policy, less 10% of the original principal amount of an insured loan, in the event that we fail to make claim payments with respect to that loan because of insolvency. We pay the Canadian government a risk fee for this guarantee. Because banks are not required to maintain regulatory capital on an asset backed by a sovereign guarantee, our 90% sovereign guarantee permits lenders purchasing our mortgage insurance to reduce their regulatory capital charges for credit risks on mortgages by 90%. Our primary government-sponsored competitor receives a 100% sovereign guarantee. The maximum outstanding insured exposure for private insured mortgages is CAD$300.0 billion, and the risk fee that we and other private mortgage insurers pay to the Canadian government is equal to 2.25% of premiums.

Over the past several years, the Canadian government implemented a series of revisions to the rules for government guaranteed mortgages. We have incorporated these revisions into our underwriting guidelines. For more information about PRMHIA, see “—Regulation—Mortgage Insurance Regulation—International regulation—Canada.”

Underwriting and pricing

We review loan applications for all flow mortgage insurance loans we insure in Canada to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. We evaluate the credit strength of a borrower by reviewing his or her credit history and credit score. We employ internal mortgage scoring models in the underwriting processes, as well as automated valuation models to evaluate property risk and fraud application prevention and management tools. When underwriting bulk mortgage insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis.

Loan applications for flow mortgage insurance in Canada are processed through a system that analyzes the data based on pre-established criteria and systematically determines the approval status. Our employees manually review loans that do not meet the criteria for automated decisioning. We have established an audit plan to review underwritten loans to ensure documentation supports the data provided by lenders. Our audit teams request and review samples (statistically valid and/or stratified) of performing loans. Once an audit review has been completed, our audit teams summarize and evaluate their findings against policy. If our audit teams detect non-compliance issues, we work with the lender to develop appropriate corrective actions.

We regularly take actions to reduce our new business risk profile, which includes: tightening underwriting guidelines, product restrictions and reducing new business in geographic areas we believe are more economically sensitive. We believe these underwriting actions have improved our performance on new books of business.

Loss mitigation

In Canada, we work closely with lenders to identify and monitor delinquent borrowers. When a delinquency cannot be cured through basic collections, we work with the lender and, if permitted, with the borrower to identify an optimal loan workout solution. If it is determined that the borrower has the capacity to make a modified mortgage payment, we work with the lender to implement the most appropriate payment plan to address the borrower’s hardship situation. If the borrower does not have the capacity to make payments on a modified loan, we work with the lender and borrower to sell the property at the best price to minimize the severity of our claim and provide the borrower with a reasonable resolution. In Canada, we continue to execute a strategy to accelerate and facilitate the conveyance of real estate properties to us in selected circumstances. This strategy allows for better control of the remediation and marketing processes, reduction in carrying costs during the sale process and potential realization of a higher sales price with the cumulative impact being lower losses.

After a delinquency is reported to us, or after a claim is received, we review, and where appropriate conduct further investigations, to determine if there has been an event of underwriting non-compliance, non-disclosure of relevant information or any misrepresentation of information provided during the underwriting process. Our master policies provide that we may rescind coverage if there has been any failure to comply with agreed underwriting criteria or in the event of fraud or misrepresentation involving the lender or an agent of the lender. If such issues are identified, the claim or delinquent loan file is reviewed to determine the appropriate action, including potentially reducing the claim amount to be paid or rescinding the coverage. Generally, the issues we have initially identified are reviewed with the lender and the lender has an opportunity to provide further information or documentation to resolve the issue. Additionally, we may pursue recoveries from borrowers for paid claims within the time period permitted by law and may use third-party collection agencies to assist in these recoveries.

Distribution and customers

We maintain dedicated sales forces that market our mortgage insurance products in Canada to lenders. Our sales forces market to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

Residential mortgage financing in Canada is concentrated in the country’s largest five banks and a limited number of other mortgage originators. The majority of our business in Canada comes from this group of residential mortgage originators. For example, one major lender customer (defined as a lender that individually accounts for more than 10% of gross written premiums in our mortgage insurance business in Canada) represented 16% of total gross written premiums in our mortgage insurance business in Canada for the year ended December 31, 2015.

Competition

Our primary mortgage insurance competitor in Canada is the Canada Mortgage and Housing Corporation (“CMHC”) which is owned by the Canadian government, although we currently have one other private competitor in the Canadian market. CMHC’s mortgage insurance provides lenders with 100% capital relief from bank regulatory requirements. We compete with CMHC primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise and provision of support services.

Australia Mortgage Insurance

We entered the Australian mortgage insurance market in 1997. In 2015, we were the leading provider of mortgage insurance in Australia based upon flow new insurance written.

On May 15, 2014, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”), a holding company for Genworth’s Australian mortgage insurance business, completed an IPO of its common shares and we currently beneficially own 52.0% of the ordinary shares of Genworth Australia through subsidiaries. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Selected financial information and operating performance measures regarding our Australia Mortgage Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Australia Mortgage Insurance segment.”

Products

In Australia, our main products are primary flow mortgage insurance, also known as lenders mortgage insurance (“LMI”), and bulk mortgage insurance. LMI is similar to the single premium primary flow mortgage insurance we offer in Canada with 100% coverage. Residential mortgage loans in Australia are predominantly variable rate loans with 25 to 30 year terms. Lenders remit the single premium to us as the mortgage insurer following settlement of the loan and, generally, either collect the equivalent amount from the borrower at the time the loan proceeds are advanced or capitalize it in the loan.

Banks, building societies and credit unions generally acquire LMI only for residential mortgage loans with loan-to-value ratios above 80%. The Australian Prudential Regulation Authority (“APRA”) prudential standards for authorized deposit-taking institutions (“ADIs”) using the standard Basel II approach provide reduced capital requirements for high loan-to-value residential mortgage loans if they have been insured by a mortgage insurance company regulated by APRA. The capital levels for Australian internal ratings-based (“IRB”) ADIs are determined by their APRA-approved IRB models, which may or may not allocate capital credit for LMI. We believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk, but we do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgage loans covered by mortgage insurance. APRA’s insurance authorization conditions require Australian mortgage insurance companies, including ours, to be monoline insurers, which are insurance companies that offer just one type of insurance product.

We also provide bulk mortgage insurance in Australia mainly to APRA-regulated lenders that intend to securitize Australian residential loans they have originated. Bulk mortgage insurance serves as an important source of credit enhancement for the Australian securitization market, and our bulk coverage is generally purchased for low loan-to-value, seasoned loans, and accounted for approximately 7% of new insurance written in our Australian mortgage insurance business for the year ended December 31, 2015.

Underwriting and pricing

Loan applications for all flow loans we insure in Australia are reviewed either by us or approved lenders under delegated underwriting authority to evaluate each individual borrower’s credit strength and history, the characteristics of the loan and the value of the underlying property. Unlike in the United States where FICO credit scores are broadly used in evaluating a borrower’s credit strength, standardized credit scores are not widely used in Australia. We employ internal scoring models in the underwriting process and use risk rules models to enhance the underwriter’s ability to evaluate the loan risk and make consistent underwriting decisions. Additional tools used by our mortgage insurance business in Australia include automated valuation models to evaluate property risk and fraud application prevention and management tools. When underwriting bulk mortgage insurance transactions, we evaluate characteristics of the loans in the portfolio and examine loan files on a sample basis.

Loan applications for flow mortgage insurance are reviewed by our employees or by employees of qualified mortgage lender customers who underwrite loan applications for mortgage insurance under a delegated underwriting program. This delegated underwriting program permits approved lenders to commit us to insure loans using underwriting guidelines we have previously approved. We have established an audit plan to review delegated underwritten loans to ensure compliance with the approved underwriting guidelines, operational procedures and master policy requirements. Our audit teams request and review samples (statistically valid and/or stratified) of performing loans. Once an audit review has been completed, our audit teams summarize and evaluate their findings against policy. If our audit teams detect non-compliance issues, we work with the lender to develop appropriate corrective actions.

We regularly take actions to reduce our new business risk profile, which includes: tightening underwriting guidelines, product restrictions, reducing new business in geographic areas we believe are more economically sensitive, and terminating commercial relationships as a result of weaker business performance. We have also increased prices for certain products based on periodic reviews of performance, with a focus on higher risk segments. We believe these underwriting and pricing actions have improved our performance on new books of business.

Loss mitigation

In Australia, we work closely with lenders to identify and monitor delinquent borrowers. When a delinquency cannot be cured through basic collections, we work with the lender to identify an optimal loan workout solution. If it is determined that the borrower has the capacity to make a modified mortgage loan payment, we work with the lender to implement the most appropriate payment plan to address the borrower’s hardship situation. If the borrower does not have the capacity to make payments on a modified loan, we work with the lender and borrower to sell the property at the best price to minimize the severity of our claim and provide the borrower with a reasonable resolution.

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

We may also review a group or portfolio of insured loans if we believe there may be systemic misrepresentations or non-compliance issues. If such issues are detected, we generally will work with the lender to develop an agreed settlement in respect of the group of loans so identified. Additionally, we may pursue recoveries from borrowers for paid claims within the time period permitted by law and may use third-party collection agencies to assist in these recoveries.

Distribution and customers

We maintain dedicated sales forces that market our mortgage insurance products in Australia to lenders. Our sales forces market to financial institutions and mortgage originators, who in turn offer mortgage insurance products to borrowers.

There is concentration among a small group of banks that write most of the residential mortgage loans in Australia. We maintain strong relationships within the major bank and regional bank channels, as well as building societies, credit unions and non-bank mortgage originators called mortgage managers. The four largest mortgage originators in Australia provide the majority of the financing for residential mortgage financing in that country. Our mortgage insurance business in Australia is concentrated in a small number of key customers. For the year ended December 31, 2015, approximately 72% and 66%, respectively, of our new insurance written and gross written premiums in our mortgage insurance business in Australia were attributable to our largest three customers, with the largest customer representing 34% and 44%, respectively, of new insurance written and gross written premiums during that year. The term of the current supply and service contract with our largest customer expires on December 31, 2016, unless it is terminated earlier in certain circumstances, including, among other things, a downgrade of the financial strength rating of our principal mortgage insurance subsidiary in Australia by Standard & Poor’s Financial Services, LLC (“S&P”) to below “A-” (subject to certain exceptions). The contract with our second largest customer expires in February 2017 unless it is terminated earlier in certain customary circumstances. The contract with our third largest customer is set to expire in November 2017 with a 12-month extension option at the customer’s discretion but can be terminated at any time by either party with a 90-day notification period. It is our current expectation that we would negotiate with our largest customers to renew or extend the above mentioned contracts beyond their current expiration dates on terms acceptable to all parties.

These banks continue to evaluate the utilization of mortgage insurance in connection with the implementation of the bank capital standards in Australia based on the standards of the Basel Committee, and this could impact both the size of the private mortgage insurance market in Australia and our market share. The response of banks to the new capital standards will develop over time and this response could impact our Australian mortgage insurance business.

Competition

The Australian flow mortgage insurance market is primarily served by us and one other private mortgage insurance company, as well as certain lender-affiliated captive mortgage insurance companies. In addition, some lenders may self-insure certain high loan-to-value mortgage risks. We compete primarily based upon our reputation for high quality customer service, quick decision making on insurance applications, strong underwriting expertise and flexibility in terms of product development and provision of support services.

U.S. Life Insurance

Through our U.S. Life Insurance segment, we offer long-term care insurance products as well as service traditional life insurance and fixed annuity products. On February 4, 2016, we announced our decision to suspend sales of our traditional life insurance and fixed annuity products. While we will no longer sell these products, we will continue to service our existing retained and reinsured blocks of business. Future long-term care solutions may include over time new life insurance and fixed annuity products with accelerated benefit or other features that address long-term care needs and expand access to broader consumer groups.

In February 2016, we also launched IncomeAssuranceSM, a medically underwritten single premium immediate annuity product. IncomeAssuranceSM is designed for older Americans and provides a lifetime, guaranteed income solution to help fund care or other priorities. It provides access to a new consumer group who generally would not qualify for a traditional long-term care insurance products purchased in advance of needing care. We teamed with Partnership Life Assurance Company Limited (“Partnership”), a leading U.K. insurer, to develop IncomeAssuranceSM. The relationship combines our distribution and long-term care insurance leadership position with Partnership’s intellectual property, underwriting and product expertise. IncomeAssuranceSM will be substantially reinsured to Partnership.

Selected financial information and operating performance measures regarding our U.S. Life Insurance segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Life Insurance segment.”

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

In the fourth quarter of 2013, we introduced a product which increased premium rates but gave consumers the flexibility to choose the right fit for their long-term care needs, combined with the simplicity of prepackaged benefits. In the fourth quarter of 2014, we began filing for regulatory approval of an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates and adjusting coverage options. As of December 31, 2015, this enhanced product had been filed in 47 states, approved in 45 states and launched in 43 states, with an additional two states targeted to be launched in the first half of 2016. In support of this product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs. During the fourth quarter of 2014, we suspended sales of our individual long-term care insurance products in Massachusetts and New Hampshire because we were unable to obtain satisfactory rates and rate increases on in-force policies. We had previously suspended sales of our individual long-term care insurance products in Vermont. Effective June 1, 2013, we also no longer offer AARP-branded long-term care insurance products.

Underwriting

We employ medical underwriting procedures to assess and quantify risks before we issue our individual long-term care insurance policies. In 2013, as part of our underwriting procedures, we require blood and lab screening of all applicants. Our group long-term care insurance product utilizes various underwriting processes, including modified guaranteed underwriting for actively at work employees, simplified underwriting for spouses of actively at work employees and full medical underwriting for employees outside their enrollment window, retirees or others. We periodically review our underwriting requirements and have made, and may make changes to processes as needed, including whether we continue to require blood and lab screening of all applicants.

Pricing

We have accumulated extensive pricing and claims experience, and believe we have the largest claims database in the industry. The overall financial performance of our long-term care insurance business depends primarily on the accuracy of our pricing assumptions, including for morbidity and mortality experience, persistency and investment yields. Our claims database provides us with substantial data that has helped us develop pricing methodologies for our newer policies. We tailor pricing based on segmented risk categories, including couples, gender, medical history and other factors. Financial performance on older policies issued without the full benefit of this experience has been worse than initially assumed in pricing of those blocks. We continually monitor trends and developments and update assumptions that may affect the risk, pricing and profitability of our long-term care insurance products and adjust our new product pricing and other terms, as appropriate. We also work with a medical advisory board comprised of independent experts from the medical field that provides insights on emerging morbidity and medical trends, enabling us to be more proactive in our risk segmentation, pricing and product development strategies.

In-force rate actions

As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on older generation blocks of business that were written before 2002 in order to bring those blocks closer to a break-even point over time and reduce the strain on our earnings and capital. We are also requesting premium rate increases on newer blocks of business, as needed, to help bring their loss ratios back towards their original pricing and introducing new products that are underwritten and priced to reflect our recent experience and updated assumptions.

In the third quarter of 2012, we initiated a round of long-term care insurance in-force premium rate increases on three policy series of older generation policies and on one early series of new generation policies. In the third quarter of 2013, we began filing for regulatory approval for premium rate increases on a second series of our new generation products. We will continue to pursue these rate increases in all states as required to meet our objectives. The goal of our rate actions already implemented, as well as future rate actions, is to mitigate losses on our older generation policy series and help offset higher than priced-for loss ratios and lower returns on newer generation products. In addition to premium increases received, reserve levels, and thus our profitability, have been impacted, and we expect they will continue to be impacted, by policyholder behavior in response to premium rate increases which could include taking reduced benefits or non-forfeiture options. We received 35 filing approvals from 24 states in 2015, representing a weighted-average increase of 29% on $739 million in annualized in-force premiums. We also submitted 79 new filings in 28 states in 2015, representing $546 million in in-force premiums.

The approval process for in-force rate increases and the amount and timing of the rate increases approved varies by state. In certain states, the decision to approve or disapprove a rate increase can take more than a year. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete. For certain risks related to our long-term care insurance premiums and rate increases, see “Item 1A—Risk Factors—We may not be able to increase premiums or reduce benefits on our in-force long-term care insurance policies by enough or quickly enough and the rate actions or reduced benefits currently being implemented and any future rate actions may adversely affect demand for our long-term care insurance products, our reputation in the market, our results of operations and our financial condition.”

Distribution

Currently, we distribute our products primarily through appointed independent producers, financial intermediaries and employer groups. As we develop our product portfolio, we plan to expand our distribution strategy to strengthen access to customers we serve today and those we intend to serve going forward. We expect to deepen existing relationships with select distribution partners whose priorities closely align with ours. Additionally, we intend to focus on forming new partnerships that may incrementally expand our customer reach, especially to those in the middle market. Across all channels, we expect to prioritize closer relationships with consumers.

Following the adverse rating actions after the announcement of our results for the fourth quarter of 2015, distributors, representing in excess of 20% of our 2015 individual long-term care insurance sales, suspended distribution of our long-term care insurance products. We expect that our sales will continue to be adversely impacted by our current ratings.

Competition

Competition in the long-term care insurance industry is primarily from a limited number of insurance companies. Our products compete by providing consumers with an array of long-term care coverage solutions, coupled with long-term care support services. A broad set of insurers compete in the combination product market whereby they offer life insurance products with riders that accelerate benefits based upon a long-term care need, and other combination products. We expect continued changes in the competitive landscape of the long-term care insurance market as well as our financial strength ratings will continue to impact our sales levels.

Life insurance

Life insurance products provide protection against financial hardship after the death of an insured. Some of these products also offer a savings element that can help accumulate funds to meet future financial needs. Our traditional life insurance product offerings previously included universal life insurance in the form of index universal life and linked-benefit products, combining a universal life insurance contract with a long-term care insurance rider, and term life insurance. We also have in-force blocks of term universal life and whole life insurance.

Fixed annuities

Fixed annuity products help individuals create dependable income streams for life or for a specified period of time and help them save and invest to achieve financial goals. Our traditional fixed annuity product offerings previously included single premium deferred annuities, single premium immediate annuities and structured settlements.

Single premium deferred annuities

Fixed single premium deferred annuities require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. The annuity payout period in these products may be either a defined number of years, the annuitant’s lifetime or the longer of a defined number of years and the annuitant’s lifetime. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to seven years, and thereafter is subject to annual crediting rate resets at our discretion. The crediting rate is based upon many factors including prevailing market rates, spreads and targeted returns, subject to statutory and contractual minimums. The majority of our fixed single premium deferred annuity contractholders retain their contracts for five to ten years.

Fixed indexed annuities have been part of our product suite of single premium deferred annuities. Fixed indexed annuities provide an annual crediting rate that is based on the performance of a defined external index rather than a rate that is declared by the insurance company. The external indices we use are the S&P 500® and the Barclay’s U.S. Low Volatility ER II Index. Our fixed indexed annuity product also may provide guaranteed minimum withdrawal benefits (“GMWBs”).

Single premium immediate annuities

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

Selected financial information and operating performance measures regarding our Runoff segment are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Runoff segment.”

Products

Variable annuities and variable life insurance

Our variable annuities provide contractholders the ability to allocate purchase payments and contract value to underlying investment options available in a separate account format. The contractholder bears the risk associated with the performance of investments in the separate account. In addition, some of our variable annuities permit customers to allocate assets to a guaranteed interest account managed within our general account. Certain of our variable annuity products provide contractholders with lifetime guaranteed income benefits. Our variable annuity products generally provide guaranteed minimum death benefits (“GMDBs”) and may provide GMWBs and certain types of guaranteed annuitization benefits.

Variable annuities generally provide us fees including mortality and expense risk charges and, in some cases, administrative charges. The fees equal a percentage of the contractholder’s policy account value or related benefit base value, and as of December 31, 2015, ranged from 0.75% to 4.20% per annum depending on the features and options within a contract.

Our variable annuity contracts with a basic GMDB provide a minimum benefit to be paid upon the annuitant’s death, usually equal to the larger of account value and the return of net deposits. Some contractholders also have riders that provide enhanced death benefits. Assuming every annuitant died on December 31, 2015, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $5,378 million and a related death benefit exposure, or net amount at risk, of $193 million.

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

Corporate and Other Activities

Our Corporate and Other activities include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside our operating segments, including discontinued operations. Corporate and Other activities include our mortgage insurance businesses in Europe. Additionally, we have a presence in the private mortgage insurance market in Mexico and maintain a license in Korea with a small portfolio currently in runoff. We are also a minority shareholder of a joint venture partnership in India that offers mortgage guarantees against borrower defaults on housing loans from mortgage lenders in India. The financial impact of this joint venture was minimal during 2015, 2014 and 2013. On October 27, 2015, we entered into an agreement to sell our European mortgage insurance business. The transaction is expected to close in the first quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

On December 1, 2015, we sold our lifestyle protection insurance business to AXA for approximately $493 million. This business was accounted for as discontinued operations and its financial position, results of operations and cash flows were separately reported for all periods presented. We received net proceeds of approximately $400 million from the sale, subject to the finalization of closing balance sheet purchase price adjustments. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

Selected financial information and operating performance measures regarding our Corporate and Other activities are included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other activities.”

International Operations

Our total revenues attributed to international operations for the years ended December 31, 2015, 2014 and 2013 were approximately $1.1 billion, $1.2 billion and $1.4 billion, respectively. More information regarding our international operations and revenue in our largest countries is presented in note 19 to the consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Risk Management

Risk management is a critical part of our business. We have an enterprise risk management framework that includes risk management processes relating to economic capital analysis, product development, product pricing and management of in-force business, credit risk management, asset-liability management, liquidity management, investment activities, portfolio diversification, underwriting and risk and loss mitigation, financial databases and information systems, business dispositions, and operational capabilities. The risk management framework includes an assessment and implementation of company and business risk appetites, the identification and assessment of risks, a proactive decision process to determine which risks are acceptable to be retained, based on risk and reward considerations, limit setting on major risks, emerging risk identification and the ongoing monitoring, reporting and management of risks. We adhere to risk management disciplines and aim to leverage these efforts into a competitive advantage in distribution and management of our products.

As part of our evaluation of in-force product performance, new product initiatives and risk mitigation alternatives, we monitor regulatory and rating agency capital models as well as internal economic capital models to determine the appropriate level of risk-adjusted capital. We utilize our internal economic capital model to assess the risk of loss to our capital resources based upon the portfolio of risks we underwrite and retain and upon our asset and operational risk profiles. Our commitment to risk management involves the ongoing review and expansion of internal risk management capabilities with a focus on utilizing top talent, improved infrastructure and modeling.

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

In addition, we initiate special reviews when a product’s performance fails to meet the indicators we established during that product’s introductory review process for subsequent reviews of in-force blocks of business. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. We review our underwriting, pricing, distribution and risk selection strategies on a regular basis in an effort to ensure that our products remain competitive and consistent with our marketing and profitability objectives. For example, in our mortgage insurance businesses, we review the profitability of lender accounts to assess whether our business with these lenders is achieving anticipated performance levels and to identify trends requiring remedial action, including changes to underwriting guidelines, product mix or other customer performance.

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

Underwriting and risk and loss mitigation

Underwriting guidelines for all products are routinely reviewed and adjusted as necessary with the aim at providing policyholders with the appropriate premium and benefit structure. We seek external reviews from the reinsurance and consulting communities and to utilize their experience to calibrate our risk taking to expected outcomes.

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

We rely extensively on complex models to calculate the value of assets and liabilities (including reserves), capital levels and other financial metrics, as well as for other purposes. We have a model risk management framework in place that is designed to ensure appropriate governance of model risk. Independent model validation teams assess on a systematic basis the appropriate use of models, taking into account the risks associated with assumptions, algorithms and process controls supporting the use of the models. See “Item 1A—Risk Factors—If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.”

Business dispositions

When we consider a disposition of a block or book of business or entity, we use various business, financial and risk management disciplines to evaluate the merits of the proposals and assess its strategic fit with our current business model. We have a review process that includes a series of required analyses, reviews and approvals similar to those employed for new product introductions.

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

Operations and Technology

Service and support

In our mortgage insurance businesses, we have introduced technology enabled services to help our customers (lenders and servicers) as well as our consumers (borrowers and homeowners). Technology advancements have allowed us to reduce application approval turn-times, error rates and enhance our customers’ ease of doing business with us. Through our secure internet-enabled information systems and data warehouses, servicers can transact business with us in a timely manner. In the United States, proprietary, decision models have helped generate loss mitigation strategies for distressed borrowers. Our models use information from various third-party sources, such as consumer credit agencies, to indicate borrower willingness and capacity to fulfill debt obligations. Identification of specific borrower groups that are likely to work their loans out allows us to create custom outreach strategies to achieve a favorable loss mitigation outcome.

In our U.S. life insurance businesses, we interact directly with our independent sales intermediaries through secure websites that have enabled them to transact business with us electronically.

Operating centers

We have established scalable, low-cost operating centers in Virginia and North Carolina. In addition, through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to us, including data entry, transaction processing and functional support to our insurance operations.

Reserves

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry accounting practices. We build these reserves as the estimated value of those obligations increases, and we release these reserves as those future obligations are paid, experience changes or policies lapse. The reserves we establish reflect estimates and actuarial assumptions and methodologies with regard to our future experience. These estimates and actuarial assumptions and methodologies involve the exercise of significant judgment and are inherently uncertain. These estimates and actuarial assumptions and methodologies are subjected to a variety of internal reviews and, in some cases, external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in determining our reserves as well as the assumptions originally used in pricing our products. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience including, but not limited to: interest rates; market returns and volatility; economic and social conditions such as inflation, unemployment, home price appreciation or depreciation, and healthcare experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured life expectancy or longevity; insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); and doctrines of legal liability and damage awards in litigation. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (where we have the right to do so) or by offering reduced benefits as an alternative to increasing premiums.

For additional information on reserves, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Reinsurance

We reinsure a portion of our annuity, life insurance, long-term care insurance and mortgage insurance with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We also obtain reinsurance to meet certain capital requirements, including sometimes utilizing intercompany reinsurance agreements to manage our statutory capital positions. However, these intercompany agreements do not have an effect on our consolidated U.S. GAAP financial statements.

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

Under the terms of the reinsurance agreements, the reinsurer agrees to reimburse us for the ceded amount in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event that reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $17.2 billion and $17.3 billion as of December 31, 2015 and 2014, respectively.

We focus on obtaining reinsurance from a diverse group of reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers at least annually. Our U.S. life insurance subsidiaries have established standards and criteria for our use and selection of reinsurers. In order for a new reinsurer to participate in our current program, without collateralization, we require the reinsurer to have an S&P rating of “A-” or better or a Moody’s Investors Services Inc. (“Moody’s”) rating of “A3” or better and a minimum capital and surplus level of $350 million. If the reinsurer does not have these ratings, we generally require them to post collateral as described below. In addition, we may require collateral from a reinsurer to mitigate credit/collectability risk. Typically, in such cases, the reinsurer must either maintain minimum specified ratings and risk-based capital (“RBC”) ratios or provide the specified quality and quantity of collateral. Similarly, we have also required collateral in connection with books of business sold pursuant to indemnity reinsurance agreements. We have been required to post collateral when purchasing books of business.

Reinsurers that are not licensed, accredited or authorized in the state of domicile of the reinsured (“ceding company”) are required to post statutorily prescribed forms of collateral for the ceding company to receive reinsurance credit. The three primary forms of collateral are: (i) qualifying assets held in a reserve credit trust; (ii) irrevocable, unconditional, evergreen letters of credit issued by a qualified U.S. financial institution; and (iii) assets held by the ceding company in a segregated funds withheld account. Collateral must be maintained in accordance with the rules of the ceding company’s state of domicile and must be readily accessible by the ceding company to cover claims under the reinsurance agreement. Accordingly, our U.S. life insurance subsidiaries require unauthorized reinsurers that are not so licensed, accredited or authorized to post acceptable forms of collateral to support their reinsurance obligations to us.

The following table sets forth our exposure to our principal reinsurers in our U.S. life insurance subsidiaries as of December 31, 2015:

(Amounts in millions)	Reinsurance recoverable
UFLIC (1)	$14,363
RGA Reinsurance Company	959
Munich American Reassurance Company	710
Riversource Life Insurance Company (2)	533
General Re Life Corporation	352

(1)	We have several significant reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate of our former parent, General Electric Company (“GE”), which results in a significant concentration of reinsurance risk. UFLIC’s obligations to us are secured by trust accounts. See note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”
(2)	Our reinsurance arrangement with Riversource Life Insurance Company covers a runoff block of single premium term life insurance policies.

We have also historically entered into reinsurance programs in which we share portions of our U.S. mortgage insurance risk written on loans originated or purchased by lenders with captive reinsurance companies affiliated with these lenders. In return, we cede to the captive reinsurers a predetermined portion of our gross premiums on flow insurance written. New insurance written through the bulk channel generally is not subject to these arrangements. As of December 31, 2015, we recorded U.S. mortgage insurance ceded loss reserves of $6 million within reinsurance recoverable where cumulative losses have exceeded the attachment points in several captive reinsurance arrangements. In addition, our U.S. mortgage insurance business entered into three new reinsurance agreements in order to obtain PMIERs credit. For additional information regarding these new agreements, see “Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments.”

In our mortgage insurance business in Australia, all of the reinsurance treaties are on an excess of loss basis that are designed to attach only under stress loss events and are renewable (with the agreement of both us and the relevant reinsurers) on a periodic basis. As of December 31, 2015, our Australian mortgage insurance business had six portfolio excess of loss reinsurance treaties with an aggregate coverage limit of AUD$875 million. This coverage was provided by more than 20 reinsurance partners, each currently rated “A” or better by S&P and/or A.M. Best Company, Inc. (“A.M. Best”). All treaties qualify for full capital credit offset within APRA’s regulatory capital requirements. Most of the treaties have a two-year base term with options to extend for three to four years. On January 1, 2016, our Australian mortgage insurance business restructured its reinsurance placement to have seven portfolio excess of loss treaties with an aggregate coverage limit of AUD$950 million. This coverage is provided by more than 20 reinsurance partners rated “A” by S&P and/or A.M. Best and is designed to provide reinsurance under severe stress events. These treaties qualify for full capital credit offset within APRA’s regulatory capital requirements. Most of the treaties have a two-year base term with options to extend for three to six years.

For additional information related to reinsurance, see note 8 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data.”

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

As of February 25, 2016, our principal mortgage insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Financial Mortgage Insurance Pty. Limited (Australia) (1)	A+ (Strong)	A3 (Good)	Not rated

(1)	Also rated “A+” by Fitch Ratings (“Fitch”).

As of February 25, 2016, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	BB (Marginal)	Ba1 (Questionable)	B++ (Good)
Genworth Life and Annuity Insurance Company	BB (Marginal)	Baa2 (Adequate)	B++ (Good)
Genworth Life Insurance Company of New York	BB (Marginal)	Ba1 (Questionable)	B++ (Good)

The S&P, Moody’s, DBRS and A.M. Best ratings included are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

S&P states that insurers rated “A” (Strong) or “BB” (Marginal) have strong or marginal financial security characteristics, respectively. The “A” and “BB” ranges are the third- and fifth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a major rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+,” “BB+” and “BB” ratings are the fifth-, eleventh- and twelfth-highest of S&P’s 21 ratings categories.

Moody’s states that insurance companies rated “A” (Good) offer good financial security, that insurance companies rated “Baa” (Adequate) offer adequate financial security and that insurance companies rated “Ba” (Questionable) offer questionable financial security. The “A” (Good), “Baa” (Adequate) and “Ba” (Questionable) ranges are the third-, fourth- and fifth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “A3,” “Baa2” and “Ba1” ratings are the seventh-, ninth- and eleventh-highest, respectively, of Moody’s 21 ratings categories.

DBRS states that long-term obligations rated “AA” are of superior credit quality. The capacity for the payment of financial obligations is considered high and unlikely to be significantly vulnerable to future events. Credit quality differs from “AAA” only to a small degree.

A.M. Best states that the “B++” (Good) rating is assigned to those companies that have, in its opinion, a good ability to meet their ongoing insurance obligations. The “B++” (Good) rating is the fifth-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

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

We also solicit a rating from HR Ratings on a local scale for Genworth Seguros de Credito a la Vivienda S.A. de C.V., our Mexican mortgage insurance subsidiary, with a short-term rating of “HR1” and long-term rating of “HR AA.” For short-term ratings, HR Ratings states that “HR1” rated companies are viewed as exhibiting high capacity for timely payment of debt obligations in the short-term and maintain low credit risk. The “HR1” short-term rating category is the highest of six short-term rating categories, which range from “HR1” to “HR D.” For long-term ratings, HR Ratings states that “HR AA” rated companies are viewed as having high credit quality and offer high safety for timely payment of debt obligations and maintain low credit risk under adverse economic scenarios. The “HR AA” long-term rating is the second-highest of HR Rating’s eight long-term rating categories, which range from “HR AAA” to “HR D.”

Following our earnings announcement for the fourth quarter of 2015, which included the announcement of our decision to suspend sales of our traditional life insurance and fixed annuity products and a restructure plan to separate and potentially isolate our long-term care insurance business, rating agencies took a variety of adverse rating actions with respect to our principal life insurance subsidiaries. On February 9, 2016, S&P announced, among other things, its downgrade of our principal life insurance subsidiaries to “BB” from “BBB-.” S&P placed GMICO’s “BB+” rating on credit-watch negative. On February 9, 2016, A.M. Best also announced, among other things, its downgrade of our principal life insurance subsidiaries to “B++” from “A-.” On February 5, 2016, Moody’s announced, among other things, its downgrade of Genworth Life Insurance Company and Genworth Life Insurance Company of New York to “Ba1” from “Baa1” and Genworth Life and Annuity Insurance Company to “Baa2” from “Baa1.” Moody’s affirmed GMICO’s “Ba1” rating with a stable outlook.

S&P, Moody’s, DBRS, A.M. Best, Fitch and HR Ratings review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company or our insurance subsidiaries on a solicited or an unsolicited basis. We do not provide information to agencies issuing unsolicited ratings and we cannot ensure that any agencies that rate our company or our insurance subsidiaries on an unsolicited basis will continue to do so.

For information on adverse credit rating actions related to Genworth Holdings, see “Item 1A—Risk Factors—Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”

Investments

Organization

Our investment department includes asset management, portfolio management, derivatives, risk management, operations, accounting and other functions. Under the direction of our Chief Investment Officer, it is responsible for managing the assets in our various portfolios, including establishing investment and derivatives policies and strategies, reviewing asset-liability management, performing asset allocation for our domestic subsidiaries and coordinating investment activities with our international subsidiaries.

We use both internal and external asset managers to take advantage of expertise in particular asset classes or to leverage country-specific investing capabilities. We internally manage certain asset classes for our domestic insurance operations, including public government, municipal and corporate securities, structured securities, commercial mortgage loans, privately placed debt securities and derivatives. We utilize external asset managers for most of our international portfolios, as well as select asset classes. Management of investments for our international operations is overseen by the investment committees reporting to the boards of directors of the applicable non-U.S. legal entities in consultation with our Chief Investment Officer. The majority of the assets in our Canadian and Australian mortgage insurance businesses are managed by unaffiliated investment managers located in their respective countries. As of December 31, 2015 and 2014, approximately 9% and 15%, respectively, of our invested assets were held by our international businesses and were invested primarily in non-U.S.-denominated securities.

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

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high quality portfolio, comprised primarily of income producing securities and other assets. Our investment strategy focuses on:

•	managing interest rate risk, as appropriate, through monitoring asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-income, low-volatility assets while pursuing active strategies to enhance yield;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes when prudent; and

•	continuously monitoring asset quality and market conditions that could affect our assets.

We are exposed to two primary sources of investment risk:

•	credit risk relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest and

•	interest rate risk relating to the market price and cash flow variability associated with changes in market interest rates.

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

We manage interest rate risk by monitoring the relationship between the duration of our assets and the duration of our liabilities, seeking to manage interest rate risk in both rising and falling interest rate environments, and utilizing various derivative strategies, where appropriate and available. For further information on our management of interest rate risk, see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consisted principally of publicly traded and privately placed debt securities, and represented 78% and 80%, respectively, of total cash, cash equivalents and invested assets as of December 31, 2015 and 2014.

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not as freely transferable as public securities because of restrictions imposed by federal and state securities laws, the terms of the securities and the characteristics of the private market.

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

	December 31,
(Amounts in millions)	2015			2014
NRSRO designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
Public fixed maturity securities
AAA	$13,513	$14,785	34%	$13,916	$15,599	34%
AA	3,904	4,121	10	4,363	4,730	10
A	11,152	12,155	28	11,917	13,572	30
BBB	10,386	10,720	25	9,485	10,490	23
BB	1,240	1,200	3	1,303	1,361	3
B	72	63	—	76	76	—
CCC and lower	82	92	—	100	112	—

Total public fixed maturity securities	$40,349	$43,136	100%	$41,160	$45,940	100%

Private fixed maturity securities
AAA	$1,479	$1,531	10%	$1,501	$1,564	10%
AA	1,844	1,899	13	1,915	1,995	13
A	4,578	4,731	31	4,266	4,538	30
BBB	5,951	6,003	40	5,840	6,074	40
BB	828	777	5	792	792	5
B	118	104	1	103	95	1
CCC and lower	14	16	—	79	79	1

Total private fixed maturity securities	$14,812	$15,061	100%	$14,496	$15,137	100%

Total fixed maturity securities
AAA	$14,992	$16,316	28%	$15,417	$17,163	28%
AA	5,748	6,020	11	6,278	6,725	11
A	15,730	16,886	29	16,183	18,110	30
BBB	16,337	16,723	29	15,325	16,564	27
BB	2,068	1,977	3	2,095	2,153	4
B	190	167	—	179	171	—
CCC and lower	96	108	—	179	191	—

Total fixed maturity securities	$55,161	$58,197	100%	$55,656	$61,077	100%

Based upon fair value, public fixed maturity securities represented 74% and 75%, respectively, of total fixed maturity securities as of December 31, 2015 and 2014. Private fixed maturity securities represented 26% and 25%, respectively, of total fixed maturity securities as of December 31, 2015 and 2014.

We diversify our corporate securities by industry and issuer. As of December 31, 2015, our combined holdings in the 10 corporate issuers to which we had the greatest exposure were $2.0 billion, which was approximately 3% of our total cash, cash equivalents and invested assets. The exposure to the largest single corporate issuer held as of December 31, 2015 was $283 million, which was less than 1% of our total cash, cash equivalents and invested assets. See note 4 to our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information on diversification by sector.

We do not have material unhedged exposure to foreign currency risk in our invested assets of our U.S. operations. In our international insurance operations, both our assets and liabilities are generally denominated in local currencies.

Further analysis related to our investments portfolio as of December 31, 2015 and 2014 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

Selected financial information regarding our other invested assets and derivative instruments as of December 31, 2015 and 2014 is included under “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

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

In addition, the Insurance Laws of our U.S. insurers’ domiciliary jurisdictions and the equivalent laws in Australia, Canada and certain other jurisdictions in which we operate require that a person obtain the approval of the applicable insurance regulator prior to acquiring control, and in some cases prior to divesting its control, of an insurer. These laws may discourage potential acquisition proposals and may delay, deter or prevent an investment in or a change of control involving us, or one or more of our regulated subsidiaries, including transactions that our management and some or all of our stockholders might consider desirable.

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

As a holding company with no significant business operations of our own, we depend on dividends from our respective subsidiaries, permitted payments under tax sharing and expense reimbursement arrangements with our subsidiaries and other distributions as the principal source of cash to meet our obligations, including the payment of operating expenses, amounts we owe to GE under the Tax Matters Agreement and to our subsidiaries for tax sharing agreements and interest on, and repayment of principal of, any debt obligations, among other things. Our U.S. insurers’ payment of dividends or other distributions is regulated by the Insurance Laws of their respective domiciliary states, and insurers may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without prior regulatory approval. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of:

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

The Insurance Laws require that a person obtain the approval of the insurance commissioner of an insurer’s domiciliary jurisdiction prior to acquiring control of such insurer. Control of an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer or its ultimate parent entity. In considering an application to acquire control of an insurer, the insurance commissioner generally considers factors such as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Most states now require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates and the target insurer and its affiliates have specified market shares in the same lines of insurance in that state. These provisions may not require acquisition approval but can lead to imposition of conditions on an acquisition that could delay or prevent its consummation.

The Insurance Laws require that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Insurance Laws also require that a controlling person of an insurer submit prior notice to the insurer’s domiciliary insurance regulator of a divestiture of control. Finally, most states have adopted insurance regulations setting forth detailed requirements for cost sharing and management agreements between an insurer and its affiliates.

The National Association of Insurance Commissioners (the “NAIC”) adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”). The ORSA Model Act requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment (“ORSA”) Summary Report. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Most states have adopted the ORSA Model Act. Under ORSA, we are required to:

•	regularly, no less than annually, conduct an ORSA to assess the adequacy of our risk management framework, and current and estimated projected future solvency position;

•	internally document the process and results of the assessment; and

•	provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group and, upon request, by the domiciliary state regulator.

The NAIC has adopted new model laws and regulations as part of its Solvency Modernization Initiative. In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation (the “Corporate Governance Model Act and Regulation”), which would require insurers to disclose detailed information regarding their governance practices. In December 2014, the NAIC adopted amendments of the insurance holding company model act and regulations (the “2014 NAIC Amendments”), which would authorize U.S. regulators to, among other items, lead or participate in the group-wide supervision of certain international insurance groups. Both the Corporate Governance Model Act and Regulation and the 2014 NAIC Amendments must be adopted by individual state legislatures and insurance regulators in order to be effective in a particular state. To date, only a few states have adopted the Corporate Governance Model Act and Regulation and the 2014 NAIC Amendments.

During 2014, the NAIC also approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions. Among other things, the framework calls for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC has implemented the framework through a new actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement it. The NAIC is developing a model regulation to be adopted by the states that is generally expected to contain the same substantive provisions as the provisions of the adopted AG 48.

During 2015, the NAIC adopted a roadmap for cybersecurity consumer protections that is anticipated to be the starting point for development of a new NAIC model law governing cybersecurity consumer protections.

We cannot predict the future impact, if any, that the 2014 NAIC Amendments, compliance with the ORSA Model Act, the requirements of AG 48 and the XXX/AXXX model regulation, the Corporate Governance Model Act and Regulation and the NAIC cybersecurity consumer protection initiative will have on our business, financial condition or results of operations.

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

Our U.S. mortgage insurance business began issuing all of its coverage under a new master policy effective October 1, 2014 (the “Revised Master Policy”). For loans insured prior to October 1, 2014, coverage continues to be provided pursuant to the terms and conditions of the master policy in effect at the time of coverage inception for relevant loans (the “Existing Master Policies”). We adopted provisions under the Revised Master Policy that are substantially similar to those adopted by each private mortgage insurer in the industry as mandated by the GSEs, under the oversight of their conservator, FHFA. These mandatory provisions update and clarify the responsibilities of insurers, originators and servicers and enhance the insurance protection provided to the GSEs. Among the changes contained in the Revised Master Policy are new provisions which limit our rights to rescind coverage (“Rescission Limitations”), as compared to the Existing Master Policies. The Rescission Limitations restrict: (i) our right to rescind coverage for underwriting non-compliance or appraisal deficiencies in cases where the borrower makes a sufficient number of timely loan payments or where we perform additional verification of credit or collateral files; and (ii) our right to investigate loan files other than for servicing matters and claims administration. The Rescission Limitations do not apply to misrepresentation by the lender or others involved in the origination of an insured loan or for specified instances involving patterns of misrepresentation.

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

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2015, the RBC of each of our U.S. life insurance subsidiaries exceeded the level of RBC that would require any of them to take or become subject to any corrective action. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 393% and 435% of the company action level as of December 31, 2015 and 2014, respectively. The RBC ratio for the year ended December 31, 2015 was impacted by $198 million of additional statutory reserves primarily reflecting assumption updates in our universal and term universal life insurance products in the fourth quarter of 2015. In addition, based on our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million of additional statutory reserves in the fourth quarter of 2015.

Group capital

The NAIC and international insurance regulators, including the International Association of Insurance Supervisors (“IAIS”), are working to develop group capital standards. The NAIC is developing a group capital measure, which is expected to be based on aggregation of existing regulatory capital calculations for all entities within the insurance holding company system (such as risk-based capital for insurance companies). It is unclear how the development of group capital measures by the NAIC will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of these developments.

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

Federal regulation of insurance products

Most of our variable annuity products, some of our fixed guaranteed products, and all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. See “—Other Laws and Regulations—Securities regulation.” These products may also be indirectly regulated by FINRA as a result of FINRA’s regulation of broker/dealers and may be regulated by state securities authorities. Federal and state securities regulation similar to that discussed below under “—Other Laws and Regulations—Securities regulation” affects investment advice and sales and related activities with respect to these products. U.S. mortgage insurance products and insurers are also subject to federal regulation discussed below under “—Mortgage Insurance.” In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation, and pension and welfare benefits regulation, can also significantly affect the insurance industry.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of new implementing rules and regulations, many of which have taken effect.

Among other provisions, the Dodd-Frank Act established a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires, among other things, trade reporting of OTC derivatives transactions, formalized documentation requirements, execution of designated transactions on a swap execution facility (“SEF”) or designated contracts market (“DCM”), clearing of designated transactions through designated clearing organizations (“DCOs”) and exchange of initial and variation margin for non-cleared swap transactions. We currently are subject to reporting with respect to all derivatives transactions we enter into and must execute certain interest rate and other transactions on a SEF or DCM, which transactions we also must clear through a DCO. The clearing requirements, among other things, require us to post with a futures commission merchant highly liquid securities or cash as initial margin and cash to meet variation margin requirements for most interest rate derivatives we trade. Over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. As the new marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. Dodd-Frank and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

In the case of our U.S. mortgage insurance business, the Dodd-Frank Act requires lenders to retain some of the risk associated with mortgage loans that they sell or securitize, unless the mortgage loans are “Qualified Residential Mortgages” or unless the securitization or security is partially or fully exempted. Under regulations promulgated pursuant to the Dodd-Frank Act, loans which meet the definition of “Qualified Mortgages” are also eligible as Qualified Residential Mortgages. The legislation and regulations also prohibit a creditor from making a residential mortgage loan unless the creditor makes a reasonable and good faith determination that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan. In addition, the Dodd-Frank Act created the CFPB, which regulates certain aspects of the offering and provision of consumer financial products or services but not the business of insurance. In January 2014, CFPB rules implementing the ability-to-repay and Qualified Mortgage standards contained in the Dodd-Frank Act went into effect. The rules set requirements for how mortgage lenders can demonstrate that they have effectively considered the consumer’s ability to repay a mortgage loan, establish when a mortgage may be classified as a Qualified Mortgage and determine when a lender is eligible for a safe harbor as a presumption that the lender has complied with the ability-to-repay requirements. We expect the rules to have a positive impact on the credit quality of mortgage loans which may benefit our delinquency rates but the rule may have the negative impact of reducing the number of loans originated and therefore available for the mortgage insurance market. The CFPB may issue additional rules or regulations, may adopt interpretations of existing laws which differ from past interpretations and may assert jurisdiction over regulatory or enforcement matters in lieu of or in addition to the existing jurisdiction of other federal or state agencies, all of which may affect our U.S. mortgage insurance business.

The Dodd-Frank Act also establishes a Financial Stability Oversight Council (“FSOC”), which is authorized to subject non-bank financial companies, which may include insurance companies, deemed systemically significant to stricter prudential standards and other requirements and to subject such companies to a special orderly liquidation process outside the federal Bankruptcy Code, administered by the Federal Deposit Insurance Corporation. We have not currently been designated as systemically significant by FSOC but this determination could change in the future. FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations as could a future determination that we or our counterparties are systemically significant, which could impose significant burdens on us, impact the way we conduct our business, increase compliance costs, duplicate state regulation and could result in a competitive disadvantage.

The Dodd-Frank Act establishes a Federal Insurance Office (“FIO”) within the Department of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. In December 2013, FIO issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either a federal charter or effective action by the states, in particular recommending federal standards and oversight regulations for mortgage insurers. If adopted, we cannot predict what effect, if any, such standards and regulations may have on our U.S. mortgage insurance business. Further, in December 2014, FIO delivered its report to Congress describing the global reinsurance market and its critical role in supporting the U.S. insurance system.

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

Changes in tax laws

In December 2015, President Obama signed the Protecting Americans from Tax Hikes Act of 2015 (“2015 Path Act”). Included in the 2015 Path Act was a permanent extension of the “active financing” provision for foreign insurance subsidiaries, under which income from a foreign subsidiary’s active conduct of an insurance business is eligible for deferral of tax. The 2015 Path Act provided two year retroactive extensions through December 31, 2016 of certain tax benefits to individuals and businesses. It contained a two-year extension allowing certain taxpayers whose mortgage debt that may be forgiven in 2015 and 2016 to exclude the debt forgiveness from taxable income. Also included in the 2015 Path Act was a provision to continue to allow certain mortgage insurance premiums as deductible interest for 2015 and 2016. It is unclear at this time whether these provisions will be extended past 2016 in future legislation. However, we believe that the impact on our U.S. mortgage insurance products will be immaterial regardless of whether or not the provisions are further extended.

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

In recent years, the BMA has adopted new solvency regulations and certain other regulations to enhance its governance and disclosure requirements for insurance companies in order for Bermuda to achieve consistency with changes being developed by other leading insurance regulators worldwide, and in so doing achieve equivalence with the Solvency II directive. Both of our Bermudian captive insurance companies met or exceeded the minimum solvency requirements that were in effect in Bermuda as of December 31, 2015. New minimum solvency requirements, including transitional measures that will be phased in over 16 years, took effect in Bermuda on January 1, 2016 (the “Solvency II Standards”). These new requirements are intended to achieve compliance with the Solvency II directive. On November 26, 2015, via delegated act, the European Commission granted Bermuda full equivalence in all areas of Solvency II for an indefinite period of time. The European Commission’s act is being reviewed by the European Parliament and Council over the 90 day period following the grant of full equivalence. Once the delegated act comes into force, the equivalence decision will be applied retroactively to January 1, 2016. Under the Solvency II Standards, the calculation of the amount of long-dated liabilities, such as long-term care insurance, produces much higher amounts than under the prior standards. BLAIC, one of our Bermuda-domiciled captive reinsurance subsidiaries, reinsures a portion of our long-term care insurance business, as well as blocks of our life insurance business. One of our strategic priorities is to repatriate all of the business in BLAIC. The timing of the repatriation is expected to occur in 2016 and is subject to various regulatory approvals.

Mortgage Insurance Regulation

State regulation

General

Mortgage insurers generally are limited by Insurance Laws to directly writing only mortgage insurance business to the exclusion of other types of insurance. Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. GMICO, our primary U.S. mortgage insurance subsidiary, had a risk-to-capital ratio of 16.4:1 and 14.3:1 as of December 31, 2015 and 2014, respectively. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to stop writing new business immediately in the state until the insurer re-establishes the required regulatory level of capital or receives a waiver of such requirement from the state’s insurance regulator or, alternatively, until we establish an alternative source of underwriting capacity such as an affiliated insurer which meets state regulatory capital-related requirements and has been approved as an eligible mortgage guaranty insurer by the GSEs.

The North Carolina Department of Insurance’s (“NCDOI”) current regulatory framework by which GMICO’s risk-to-capital ratio is calculated differs from the capital requirements of the GSEs as discussed under “—Other U.S. regulation.”

During 2012, the NAIC established a Mortgage Guaranty Insurance Working Group (the “MGIWG”) to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014 and 2015, the MGIWG published revised drafts of the previously proposed amendments of the NAIC’s Mortgage Guaranty Insurers Model Act (the “MGI Model”) and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, financial condition or results of operations.

Reserves

Insurance Laws require our U.S. mortgage insurers to establish a special statutory contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. Annual additions to the statutory contingency reserve must equal 50% of net earned premiums as defined by Insurance Laws. These contingency reserves generally are held until the earlier of (i) the time that loss ratios exceed 35% or (ii) 10 years, although regulators have granted discretionary releases from time to time. However, approval by the NCDOI is required for contingency reserve releases when loss ratios exceed 35%. This reserve reduces the policyholder surplus of our U.S. mortgage insurers, and therefore, their ability to pay dividends to us. The statutory contingency reserve for our U.S. mortgage insurers was approximately $500 million as of December 31, 2015.

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

The Homeowners Protection Act of 1998 (the “Homeowners Protection Act”) provides for the automatic termination, or cancellation upon a borrower’s request, of the borrower’s obligation to pay for private mortgage insurance upon satisfaction of certain conditions, although mortgage servicers may continue to keep the coverage in place at their expense. The Homeowners Protection Act applies to owner-occupied residential mortgage loans regardless of lien priority and to borrower-paid mortgage insurance closed after July 29, 1999. FHA loans are not covered by the Homeowners Protection Act. Under the Homeowners Protection Act, automatic termination of the borrower’s obligation to pay for mortgage insurance would generally occur once the loan-to-value ratio reaches 78%. A borrower generally may request cancellation of mortgage insurance once the actual payments reduce the loan balance to 80% of the home’s original value. For borrower-initiated cancellation of mortgage insurance, the borrower must have a “good payment history” as defined by the Homeowners Protection Act.

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

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to the U.S. Department of Housing and Urban Development Administration or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible impermissible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required to report HMDA data although, under the laws of several states, mortgage insurers currently are prohibited from discriminating on the basis of certain classifications. In the past, mortgage insurers voluntarily submitted to the Federal Financial Institutions Examinations Council data on loans submitted for insurance as required for most mortgage lenders under HMDA. However, recently our U.S. mortgage insurance subsidiary no longer voluntarily reports HMDA data, which is consistent with industry practice.

Other U.S. regulation

Effective December 31, 2015, each GSE adopted revised PMIERs which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. By March 1, 2016, an approved insurer must certify as to its compliance with PMIERs as of December 31, 2015. If an approved insurer meets all of PMIERs except the financial requirements, then it may submit by March 31, 2016 a transition plan that each GSE in its sole and absolute discretion may approve or disapprove. If approved, the GSEs will permit a transition period deemed by the GSEs to be reasonably sufficient for the approved insurer to meet the financial requirements, which in any case may not extend beyond June 30, 2017. If an approved insurer is unable to certify as to its compliance with the non-financial requirements of PMIERs, then by March 1, 2016, it may submit a corrective action plan detailing how it expects to achieve compliance. An approved insurer will retain its ability to write insurance on loans eligible for delivery to the GSEs from December 31, 2015 until a transition plan or corrective action plan, as the case may be, has been specifically approved or disapproved, subject to the approved insurer continuing to meet all other PMIERs requirements.

The financial requirements of PMIERs mandate that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The operational PMIERs requirements include standards that govern the relationship between the GSEs and approved insurers and are designed to ensure that approved insurers operate under uniform guidelines, such as claim processing timelines. They include quality control requirements that are designed to ensure that approved insurers have a strong internal risk management infrastructure that emphasizes continuous process improvement and senior management oversight. Examples of the quality control requirements are robust documentation of procedures and independence of the quality control function. If an approved insurer is deemed by the GSEs to be out of compliance with PMIERs, the GSEs may take actions such as: (i) communication of a written warning to the approved insurer that expresses concern and suggests possible remediation; (ii) issuance of a written warning to an approved insurer that it has violated, is violating, or is about to violate any of the provisions of PMIERs, and that suspension or termination may result unless corrective action is taken within a specified time period; or (iii) imposition of additional terms and conditions of eligibility, including the remediation options contained in PMIERs.

As of the December 31, 2015 effective date of PMIERs, our U.S mortgage insurance business met the PMIERs operational and financial requirements, based in part on: (i) our entry during 2015 into three separate excess of loss reinsurance transactions with three panels of reinsurers covering our 2009 through 2015 book years that we believe, based on indications from the GSEs, provide up to approximately $535 million of PMIERs credit; (ii) the intercompany sale during 2015 by our U.S. mortgage insurance business of its ownership interest in affiliated preferred securities for approximately $200 million; and (iii) an internal restructuring of legal entities during 2015.

In their letters of approval for the third reinsurance transaction entered into during 2015 by our U.S. mortgage insurance subsidiary, each GSE requires our U.S. mortgage insurance subsidiary to maintain a maximum statutory risk to capital ratio of 18:1 or they reserve the right to reevaluate the amount of PMIERs credit indicated in their approval letters and, in the case of Fannie Mae, this reevaluation expressly may include the first two of our 2015 reinsurance transactions as well. Fannie Mae also reserved these rights in the event it finds that our U.S. mortgage insurance subsidiary, for insurance written after December 31, 2015, did not retain at least 40% of the gross “Required Assets” under PMIERs. Fannie Mae’s approval of the third reinsurance transaction of 2015 will be automatically withdrawn if the NCDOI fails to approve (or fails to non-disapprove) the transaction. Freddie Mac has also imposed additional requirements on our option to commute these reinsurance agreements. Both GSEs reserved the right to periodically review the reinsurance transaction for treatment under PMIERs.

Canada regulation

The Office of the Superintendent of Financial Institutions (“OSFI”) provides oversight to all federally incorporated financial institutions, including our Canadian mortgage insurance companies, which are indirect wholly-owned subsidiaries of Genworth Canada. OSFI also has oversight responsibility for CMHC, our main competitor. OSFI does not have enforcement powers over market conduct issues in the insurance industry, which are a provincial responsibility. The Bank Act, Insurance Companies Act and Trust and Loan Companies Act prohibit Canadian banks, trust companies and insurers from extending mortgage loans where the loan value exceeds 80% of the property’s value, unless mortgage insurance is obtained in connection with the loan. As a result, all mortgages issued by these financial institutions with a loan-to-value ratio exceeding 80% must be insured by a qualified insurer, which includes CMHC. Legislation prohibits such financial institutions from charging borrowers amounts for mortgage insurance that exceed the lender’s actual costs and impose disclosure obligations in respect of mortgage insurance.

As discussed in “—Business—Canada Mortgage Insurance—Government guarantee eligibility,” government guaranteed mortgage insurers, including our Canadian mortgage insurance companies, are subject to PRMHIA regulation, which restricts our direct insurance activities to insuring mortgages that meet the government’s mortgage insurance eligibility. Reinsurance business is not subject to these restrictions. We are required to hold certain regulatory capital under PRMHIA and the Insurance Companies Act (Canada) to support our outstanding mortgage insurance in-force.

Under PRMHIA, the regulations establish the following criteria a high loan-to-value mortgage has to meet in order to be insured:

•	a maximum mortgage amortization of 25 years

•	insurance of mortgages limited to loans with a loan-to-value of 95% or less

•	insurance of refinanced mortgage limited to loans with a loan-to-value of 80% or less

•	insurance of mortgages for investment properties limited to 80% or less

•	capping the maximum gross debt service ratios at 39% and total debt service ratios at 44%

•	capping home purchase price to less than $1 million

•	setting a minimum credit score of 600

On December 11, 2015, the Canadian government announced a change to the eligibility rules for new government backed insured mortgages on properties priced above CAD$500,000. Effective February 15, 2016, the minimum down payment for new insured mortgages will be increased from 5% to 10% for the portion of home prices above CAD$500,000.

Beginning in 2014, as part of requirements from our regulator in Canada, we developed and implemented our own risk and solvency assessment (“Canada ORSA”). Our Canada ORSA is a process that links our risk management framework to our business strategy and decision-making framework. Our Canada ORSA provides a baseline assessment of identified risks and the supporting risk management activities. Additionally, our Canada ORSA documents our risk exposure relative to our risk appetite and calculates the capital required to support those risks under certain pre-defined stress events. The implementation of our Canada ORSA did not result in a significant change to our practices of evaluating and managing risks.

On November 6, 2014, OSFI published the final B-21 Residential Mortgage Insurance Underwriting Practices and Procedures Guideline (the “B-21 Guideline”). In the B-21 Guideline, OSFI sets out principles that promote and support sound residential mortgage insurance underwriting. These six principles focus on three main themes: (i) governance, development of business objectives and strategy, and oversight; (ii) interaction with lenders as part of the underwriting process; and (iii) internal underwriting operations and risk management. The B-21 Guideline also enhances disclosure requirements, which will support greater transparency, clarity and public confidence in mortgage insurers’ residential mortgage insurance underwriting practices. Genworth Canada is in compliance with the B-21 Guideline which was effective June 30, 2015.

Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by OSFI. The Department of Finance in Canada has established an MCT ratio for our mortgage insurance business in Canada of 175% under PRMHIA. On June 23, 2013, OSFI communicated that it has commenced an internal process aimed at developing a new capital framework for mortgage insurers expected to be effective in 2017. We regularly review our capital levels and, after reviewing stress testing results and consulting with OSFI in 2014, we have established an operating MCT holding target of 220% pending the development of the new capital framework for mortgage insurers. The holding target of 220% MCT is designed to provide a capital buffer to allow time to take necessary actions should capital levels be pressured by deteriorating macroeconomic conditions. In the third quarter of 2014, OSFI published an interim MCT guideline for mortgage insurers effective January 1, 2015. This guideline was developed by adjusting the 2015 MCT guideline applicable to property and casualty insurers to reflect the specific characteristics of the mortgage insurance business until the new capital framework for mortgage insurers is developed. The implementation of the interim MCT in 2015 did not have a significant impact on our MCT ratio. As of December 31, 2015, our MCT ratio was 233%, which is above capital holding requirements as well as the MCT holding target.

On December 11, 2015, CMHC announced a price increase to its guarantee fees it will charge issuers as well as annual limits for new guarantees for both its National Housing Act Mortgage-Backed Securities (“NHA MBS”) and Canadian Mortgage Bond (“CMB”) programs effective July 1, 2016. CMHC guarantees the timely payment of principal and interest for NHA MBS and CMB, enabling approved financial institutions to pool eligible mortgages and transform them into marketable securities that can be sold to investors. The guarantee fees are paid by lenders in addition to the mortgage insurance premium. This price increase was in addition to a price increase implemented effective April 1, 2015. On June 3, 2015, the Canadian government published regulations that prohibit the substitution of mortgages in insured pools after May 15, 2015 and limit the mortgage insurer’s commitment period to no more than one year.

On June 6, 2015, the Canadian government published draft regulations to implement the prohibition that was announced in its 2013 budget to limit portfolio insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. The regulations will become effective on July 1, 2016. Although it is difficult to determine the full impact of these changes at this time, we believe the changes will decrease demand for low loan-to-value mortgage insurance.

The Insurance Companies Act (Canada) provides that dividends may only be declared by the board of directors of the Canadian insurer and paid if there are reasonable grounds to believe that the payment of the dividend would not cause the insurer to be in violation of its minimum capital and liquidity requirements. Also, we are required to notify OSFI prior to the dividend payment.

As a public company that is traded on the Toronto Stock Exchange (the “TSX”), Genworth Canada is subject to securities laws and regulation in each province in Canada, as well as the reporting requirements of the TSX.

Australia regulation

APRA regulates all ADIs in Australia and life, general and mortgage insurance companies. APRA’s authorization conditions require Australian mortgage insurers to be monoline insurers, which are insurers offering just one type of insurance product. APRA’s prudential standards apply to individual authorized insurers and to the relevant Australian-based holding company and group.

APRA also sets minimum capital levels and monitors corporate governance requirements, including the risk management strategy for our Australian mortgage insurance business. In this regard, APRA reviews our management, controls, processes, reporting and methods by which all risks are managed, including an annual financial condition report and an annual report on insurance liabilities by an appointed actuary. APRA also requires us to submit its risk management strategy and reinsurance management strategy, which outlines the use of reinsurance in Australia, annually and more frequently if there are material changes.

In setting minimum capital levels, APRA requires mortgage insurers to ensure they have sufficient capital to withstand a hypothetical three-year stress loss scenario defined by APRA. APRA’s prudential standards provide for increased mortgage insurers’ capital requirements for insured loans that are considered to be non-standard. APRA also imposes quarterly reporting obligations on mortgage insurers with respect to risk profiles, reinsurance arrangements and financial position. We evaluate the capital position of our mortgage insurance business in Australia in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of December 31, 2015, our PCA ratio was 159%, which is above capital holding requirements.

In addition, APRA determines the capital requirements for ADIs and has reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s prudential standards currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian IRB ADIs are determined by their APRA-approved IRB models, which may or may not allocate capital credit for LMI. We believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk, so we do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance. APRA’s prudential standards also provide that LMI on a non-performing loan (90 days plus arrears) protects most ADIs from having to increase the regulatory capital on the loan to a risk-weighting of 100%. These prudential standards include a definition of an “acceptable” mortgage insurer and eliminate the reduced capital requirements for ADIs in the event that the mortgage insurer has contractual recourse to the ADI or a member of the ADI’s consolidated group.

On July 20, 2015, APRA issued a press release announcing that for the IRB banks the average risk-weight on Australian residential mortgage loan exposures will increase from approximately 16% to at least 25%, which will be effective on July 1, 2016. In October 2015, the Australian government issued a response to the Financial System Inquiry (“FSI”) recommendations, setting forth the Australian government’s approach and intended timeline for improving Australia’s financial system. While the Australian government agreed with the FSI’s recommendations regarding setting strong capital ratio requirements for ADIs and narrowing mortgage risk weight differences, the Australian government’s response did not specifically comment on the role and utilization of mortgage insurance. Rather, the Australian government endorsed APRA’s role in regulating these areas. On December 16, 2015, APRA announced a staggered approach to IRB accreditation, providing the capacity for an ADI to use accredited IRB models for regulatory capital purposes for some credit portfolios ahead of others, and also noting the Basel Committee’s review of capital management for IRB banks. Given the recent nature of these regulatory and policy developments, we and other market participants are still assessing potential impacts and we have therefore not yet determined whether or how these regulatory and policy developments will impact our Australian mortgage insurance business.

In November 2014, APRA released Prudential Practice Guide APG 223 Residential Mortgage Lending (“APG 223”), as part of its continued focus on lending standards. The guidelines are focused on clarifying the regulators’ expectations around lending standards and, amongst other items, addressed the strengthening of loan serviceability testing across all ADIs. In addition, APRA also wrote to ADIs to advise that in its view annual investor credit growth materially above a benchmark of 10% would be an important risk indicator that supervisors will take into account when reviewing ADIs’ residential mortgage risk profile and considering supervisory actions. In August 2015, the Australian Securities & Investments Commission (“ASIC”) released a report following its investigations into “interest-only” loans over the first half of 2015. The report introduces new responsible lending guidance for banks and non-bank lenders, brokers and servicers, focusing on home loans. The impact of APG 223 and the increased supervision by APRA and ASIC has been the tightening of lending standards which in 2015 has begun to lead to reduced volumes of new insurance written for loans with loan-to-values greater than 80% and gross written premiums in our Australian mortgage insurance business.

APRA has the power to impose restrictions on the ability of our Australian mortgage insurance business to declare and pay dividends based on a number of factors, including the impact on the minimum regulatory capital ratio of that business.

As a public company that is traded on the Australian Securities Exchange (the “ASX”), Genworth Australia is subject to Australian securities laws and regulation, as well as the reporting requirements of the ASX.

Other Non-U.S. Insurance Regulation

We operate in a number of countries around the world in addition to the United States, Canada, Australia and Bermuda. Generally, our subsidiaries (and in some cases our branches) conducting business in these countries must obtain licenses from local regulatory authorities and satisfy local regulatory requirements, including those relating to rates, forms, capital, reserves and financial reporting.

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

ERISA considerations

We provide certain products and services to employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

In April 2015, the DOL re-proposed regulations that may expand the circumstances in which sales personnel, such as insurance agents, are considered fiduciaries under ERISA. The proposed regulations have not yet been finalized. We cannot predict whether these regulations will become final regulations and what impact, if any, these regulations, if they become final, may have on our business, financial condition or results of operations.

USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker/dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements became applicable under the Patriot Act in May 2006 through a U.S. Treasury regulation which required that certain insurers have anti-money laundering compliance plans in place. We believe our internal practices, procedures and controls comply with these requirements.

Privacy of consumer information

In the United States, federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about policies and practices relating to the collection and disclosure of consumer information and policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services, the Federal Trade Commission and various states regulate the disclosure and use of protected health information by health insurers and other covered entities, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. From time to time, Congress and state legislatures consider additional legislation relating to privacy and other aspects of consumer information. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business, financial condition or results of operations.

In Europe, the collection and use of personal information is subject to strict regulation. The European Union’s Data Protection Directive establishes a series of baseline privacy requirements that European Union member states are obliged to enact into their national legislation. In addition, certain European Union countries have additional national law requirements regarding the use of private data. Other European countries that are not European Union member states have similar privacy requirements in their national laws. These requirements generally apply to all businesses, including insurance companies, and include the provision of notice to customers and other persons concerning how their personal information is used and disclosed, limitations on the transfer of personal information to countries outside the European Union, registration with the national privacy authorities, where applicable, and the use of appropriate information security measures against the access or use of personal information by unauthorized persons. We are monitoring developments in European Union privacy law, including the agreement announced regarding the EU-U.S. Privacy Shield framework, which will govern EU-to-U.S. data transfers, and the expected adoption of the European Union General Data Protection Regulation, which will replace existing national privacy laws for European Union member countries. These developments may increase costs as we transition to ensure compliance with the new regimes, but we cannot predict the long-term impact, if any, these developments may have on our business, financial condition or results of operations.

Similar laws and regulations protecting the security and confidentiality of consumer and financial information are also in effect in Canada, Australia and other countries in which we operate.

Employees

As of December 31, 2015, we had approximately 4,100 full-time and part-time employees.

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

On June 4, 2015, our President and Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Transfer Agent and Registrar

Our Transfer Agent and Registrar is Computershare Shareowner Services LLC, P.O. Box 30170, College Station, TX 77842-3170. Telephone: 866-229-8413; 201-680-6578 (outside the United States and Canada may call collect); and 800-231-5469 (for hearing impaired).

Item 1A.	Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015.

Strategic Risks

We may be unable to successfully execute strategic plans to effectively address our current business challenges.

We continue to pursue our strategic options with a focus on improving business performance and increasing financial and strategic flexibility across the organizations. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and restructuring our U.S. life insurance businesses. See “Item 1—Business —Strategic Update.”

We cannot be sure we will be able to successfully execute on any of our strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, cost savings, ratings and capital), including as a result of: (a) our inability to generate required capital; (b) our failure to obtain any required regulatory, stockholder, noteholder or other third-party approvals or consents or anticipated credit or financial strength ratings; (c) our strategic plans changing or being more costly or difficult to successfully implement than we currently anticipate or the expected benefits achieved being less than we anticipate; (d) our inability to achieve anticipated cost-savings; and (e) adverse tax or accounting charges.

We continue to remain open to alternatives and actively assess our strategic options, which could include selling additional blocks of business and/or reducing ownership of or selling businesses, including in transactions that would be material to us. We may be unable to complete any sale of additional blocks of business, or reduce ownership of or sell businesses on terms anticipated or at all.

Even if we are successful in executing our strategic plans or alternative plans, the execution of these plans may have expected or unexpected adverse consequences, including adverse rating actions and adverse tax and accounting charges (such as significant losses on sale of businesses or assets or deferred acquisition costs (“DAC”) or deferred tax asset write offs). For example, in the third quarter of 2015, we announced the sale of certain blocks of our term life insurance and the sale of our European mortgage insurance business. We reported an impairment of DAC as a result of loss recognition testing of certain term life insurance policies as part of the sale of certain blocks of our term life insurance. In addition, we reported a loss on the sale of our European mortgage insurance business given its book value prior to recording the anticipated sale.

To increase our financial flexibility we may decide to issue equity at Genworth Financial, which would be dilutive to our shareholders, or debt at Genworth Financial or Genworth Holdings (including debt convertible into equity of Genworth Financial), which could increase our leverage. The availability of any additional debt or equity funding will depend on a variety of factors, including, market conditions, regulatory considerations, the general availability of credit and particularly, to the financial services industry, our credit ratings and credit capacity and the performance of and outlook for our business. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice and when the demand for additional funding in the market is high. Our access to funding may be further impaired by our credit or financial strength ratings and our financial condition. See “—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

We may be unable to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required.

We have in the past provided, and currently expect to provide, additional capital to our businesses as necessary (and to the extent we determine it is appropriate to do so) to meet regulatory or GSE capital requirements, comply with rating agency criteria to maintain ratings and provide capital and liquidity buffers for our businesses to operate and meet unexpected cash flow obligations. We may not be able to fund or raise the required capital as and when required and the amount of capital required may be higher than anticipated. Our inability to fund or raise the capital required in the anticipated timeframes and on the anticipated terms, could have a material adverse impact on our business, results of operations and financial condition, including causing us to reduce our business levels or be subject to a variety of regulatory actions.

To address the capital needs of our U.S. life insurance businesses, we currently intend to continue, among other things, to not to pay dividends from our life insurance subsidiaries to the holding company.

In addition, we intend to continue to support the increased capital needs of our U.S. mortgage insurance business resulting from PMIERs. As of December 31, 2015, our U.S. mortgage insurance business met the PMIERs financial and operational requirements, and holds a reasonable amount in excess of the financial requirements, based in part on its entry into a series of reinsurance transactions and sale of affiliated preferred securities during 2015. In order to continue to provide a prudent level of financial flexibility in connection with the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, our U.S. mortgage insurance business may execute future capital transactions, including additional reinsurance transactions and contributions of holding company cash. See “—If we are unable to meet the requirements mandated by PMIERs because the GSEs amend them or because the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we currently have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

The implementation of any further reinsurance transactions all depend on market conditions, third-party approvals or other actions (including approval by regulators and the GSEs), and other factors which are outside of our control, and therefore we cannot be sure we will be able to successfully implement these actions on the anticipated timetable and terms or at all, or achieve the anticipated benefits. For a discussion of risks related to our strategic plans, see “—We may be unable to successfully execute strategic plans to effectively address our current business challenges.”

Risks Relating to Estimates, Assumptions and Valuations

If our reserves for future policy claims are inadequate, we may be required to increase our reserves, which could have a material adverse effect on our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are paid, experience changes or policies lapse. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions and methodologies we have used in pricing our products and calculating our reserves. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserves, results of operations and financial condition. Many factors, and changes in these factors, can affect future experience, including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured life expectancy or longevity; insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium increases; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. For information regarding adequacy of reserves specifically related to our long-term care insurance, life insurance and annuities businesses, see “—We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.”

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

For additional information on reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.

We employ models to, among other uses, price products, calculate reserves, value assets and generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, as well as to evaluate risk and determine internal capital requirements. These models rely on estimates and projections that are inherently uncertain, may use data and/or assumptions that do not reflect recent experience and relevant industry data, and may not operate as intended. In addition, from time to time we seek to improve certain actuarial and financial models, and the conversion process may result in material changes to assumptions and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models often increase when we change assumptions and/or methodologies, or add or change modeling platforms. We intend to continue to enhance our modeling capabilities for various of our businesses, including for our long-term care insurance projection assumptions where we are migrating to a new modeling system in 2016 or later. This new modeling system is intended to segregate and refine assumptions based upon healthy and disabled insured lives, as compared to our total insured lives estimate we use today. During or after the implementation of these enhancements, we may discover errors or other deficiencies in existing models, assumptions and/or methodologies. Moreover, we may either use additional, more granular and more detailed information we expect to receive through enhancements in our reserving and other processes or we may employ more simplified approaches in the future, either of which may cause us to refine or otherwise change existing assumptions and/or methodologies and thus associated reserve levels, which in turn could have a material adverse impact on business, results of operations and financial condition.

We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses as a result of deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.

The expected future profitability and prices of our long-term care insurance, life insurance and some annuity products are based upon expected claims and payment patterns, using assumptions for, among other things, projected interest rates and investment returns, morbidity rates, mortality rates (i.e., likelihood of death of our policyholders and contractholders), persistency, lapses and expenses. The long-term profitability of these products depends upon how our actual experience compares with our pricing and valuation assumptions. If any of our assumptions are inaccurate, our reserves may be inadequate, which may have a material adverse effect on our results of operations, financial condition and business. For example, if morbidity rates are higher than our pricing assumptions, we could be required to make greater payments and thus establish additional reserves under our long-term care insurance policies than we had expected, and such amounts could be significant. Likewise, if mortality rates are lower than our pricing assumptions, we could be required to make greater payments and thus establish additional reserves under both our long-term care insurance policies and annuity contracts and such amounts could be significant. Conversely, if mortality rates are higher than our pricing and valuation assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected. Moreover, changes in the assumptions we use can have a material adverse effect on our results of operations. For example, changes to assumptions in our universal and term universal life insurance products in the fourth quarter of 2015 resulted in an increase of $175 million in our liability for policyholder account balances. In our assumption review in 2015, we looked at a number of assumptions, including older age mortality in our life insurance products, shock lapse in our term universal life insurance product and for our group long-term care insurance products, for which we did not make any changes at this time. We will review these and other assumptions again in 2016 with the benefit of updated experience and comparisons to industry experience, where appropriate, and we will likely make changes to at least one or more of these or other assumptions with a resulting negative impact. We do not know whether such impact would be material or whether it would be offset by impacts from other assumptions that may or may not occur. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades, after both pricing and locked-in valuation assumptions have been established. For example, among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may have a material adverse impact on our future claims trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance. As a consequence, given that recent experience will represent a larger proportion of total experience, our long-term care insurance assumptions will be more heavily influenced by recent experience than would be the case for our life insurance assumptions. It follows that our ability to forecast future claim costs for long-term care insurance is more limited than for life insurance. For additional information on our long-term care insurance reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. Our long-term care insurance business, excluding the acquired block, had positive margin which was dependent on the assumptions we made on our ability to successfully implement our in-force management strategy involving premium increases or reduced benefits. In the fourth quarter of 2014, we began including future rate actions in our loss recognition testing in addition to those rate actions that had already been filed and approved or awaiting regulatory approval. There is no guarantee that we will be able to obtain regulatory approval for the future rate actions we have assumed in connection with our loss recognition testing. Favorable impacts on our margin from rate actions would primarily impact our long-term care insurance block, excluding the acquired block. Our acquired block would not benefit significantly from additional rate actions as it is older. For our acquired block of long-term care insurance, the impacts of any adverse changes in assumptions would likely be immediately reflected in net income (loss) as our margin for this block was zero after the reserve increase in the fourth quarter of 2014 and had a margin of approximately $10 million as of December 31, 2015. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero.

We also perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance companies, we would need to increase statutory reserves, which would decrease our RBC ratios and we may be required to increase our capital within one or more of our U.S. life insurance companies. A need to significantly increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition. For example, we established $198 million of additional statutory reserves resulting from updates to our universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries as of December 31, 2015. In addition, the New York Department of Financial Services, which regulates our New York domiciled insurance subsidiary, has historically not allowed us to combine long-term care insurance cash flow testing results with other products and has required specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the New York Department of Financial Services have a disproportionate impact on our long-term care insurance products. Based on our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million and $39 million of additional statutory reserves in the fourth quarters of 2015 and 2014, respectively, and expects to record an aggregate of $267 million of additional statutory reserves over the next three years. For additional information regarding impacts to statutory capital as a result of reserve increases, see “—An adverse change in our regulatory requirements, including risk-based capital, could result in a decline in our ratings and/or increased scrutiny by regulators and have a material adverse impact on our results of operations, financial condition and business.”

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

For our long-term care insurance and some other health insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in many of our other businesses. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on the profitability of that business. In addition, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation causes these health care costs to increase, we will be required to increase our claim reserves. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure.

The risk that our lapse experience may differ significantly from our pricing assumptions is significant for our term life and term universal life insurance policies. These policies generally have a level premium period for a specified period of years (e.g., 10 years to 30 years), after which the premium may increase significantly. The level premium period for a significant portion of our term life insurance policies will end in the next few years and policyholders may lapse with greater frequency than we anticipate in our reserve assumptions. In addition, it may be that healthy policyholders are the ones who lapse (as they can more easily replace coverage at a lower cost), creating adverse selection where less healthy policyholders remain in our portfolio. If the frequency of lapses is higher than our reserve assumptions, we would experience higher DAC amortization and lower premiums and could experience higher benefit costs. We have somewhat limited experience on which to base both the lapse assumption and the mortality assumption after the end of the level premium period, which increases the uncertainty associated with our assumptions and reserve levels. However, we have experienced both a greater frequency of policyholder lapses and more severe adverse selection, after the level premium period, and this experience could continue or worsen.

Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability or that such increases would be approved by regulators or approved in a timely manner. Moreover, many of our products either do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations could have an adverse effect on the profitability of our products. In addition to our annual reviews, we regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to reserves in our long-term care insurance, life insurance and/or annuities businesses in the future. Any changes to these reserves may have a materially negative impact on our results of operations, financial condition and business.

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

For additional information on DAC and PVFP, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Deferred acquisition costs” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Present value of future profits.”

When we have projected profits in earlier years followed by projected losses in later years (as is currently the case with our long-term care insurance business), we are required to increase our reserve liabilities over time to offset the projected future losses, which could adversely affect our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. When we conclude that our reserves are insufficient by line of business to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we are required to increase our reserves and incur charges in the period in which we make the determination. For certain long-duration products in our U.S. Life Insurance segment, we are also required to accrue additional reserves over time when the overall reserve is adequate by line of business, but profits are projected in earlier years followed by losses projected in later years. When this pattern of profits followed by losses exists for these products, and we determine that an additional reserve liability is required, we increase reserves in the years we expect to be profitable by the amounts necessary to offset losses projected in later years.

In our long-term care insurance products, projected profits followed by projected losses are anticipated to occur because U.S. GAAP requires that original assumptions be used in determining reserves for future policy claims unless and until a premium deficiency exists. Our existing locked-in reserve assumptions do not include assumptions for premium rate increases, which if included in reserves, could reduce or eliminate future projected losses. As a result of this pattern of projected profits followed by projected losses, we are required to accrue additional future policy benefit reserves in the profitable years, currently expected to be through approximately 2034 (before accruing for the additional liability), by the amounts necessary to offset losses in later years. During the year ended December 31, 2015, we increased our long-term care insurance future policy benefit reserves by $13 million to accrue for profits followed by losses. The amount of future increases in reserves may be significant and this could materially adversely affect our results of operations and financial condition. For additional information, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves.”

Our valuation of fixed maturity, equity and trading securities uses methodologies, estimations and assumptions that are subject to change and differing interpretations which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

We report fixed maturity, equity and trading securities at fair value on our consolidated balance sheets. These securities represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. Valuations use inputs and assumptions that are less observable or require greater estimation, as well as valuation methods that are more complex or require greater estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unanticipated interest rate, external macroecomonic, credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Risks Relating to Economic, Market and Political Conditions

Downturns and volatility in global economies and equity and credit markets could materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the global economies in which we operate and conditions in the capital markets we access. Factors such as high unemployment, low consumer spending, low business investment, high government spending, home price appreciation, the volatility and strength of the global capital markets, and inflation all affect the business and economic environment and, ultimately, the demand for and terms of our products and results of operations of our business. The recessionary state and the volatility of many economies in the past have fueled uncertainty and downturns in global mortgage markets and have contributed to increased volatility in our business and results of operations. This uncertainty and volatility has impacted, and may impact in the future, the demand for certain financial and insurance products. As a result, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

Rising unemployment or underemployment rates can, for example, negatively impact a borrower’s ability to pay his or her mortgage, thereby increasing the likelihood that we could incur additional losses in our mortgage insurance businesses. We set loss reserves for our mortgage insurance businesses based in part on expected claims and delinquency cure rate patterns. These expectations reflect our assumptions regarding unemployment and underemployment levels. If unemployment levels are higher than those within our loss reserving assumptions, the claims frequency and severity for our mortgage insurance businesses could be higher than we had projected. In addition, a return to low or negative home prices, coupled with weakened economic conditions, could cause further increases in our incurred losses and related loss ratios. Our loss experience may also increase as policies continue to age. If the claim frequency on the risk in-force significantly exceeds the claim frequency that was assumed in setting premium rates, our financial condition, results of operations and cash flows would be materially adversely affected.

Downturns and volatility in equity markets may also cause some existing customers to withdraw cash values or reduce investments in our separate account products, which include variable annuities. In addition, if the performance of the underlying mutual funds in our separate account products experience downturns and volatility for an extended period of time, the payment of any living benefit guarantee available in certain variable annuity products may have an adverse effect on us, because more payments will be required to come from general account assets than from contractholder separate account investments. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program, which will further challenge our ability to recover DAC on these products and could lead to additional write-offs of DAC, as well as increased hedging costs.

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

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Therefore, increases in crediting rates, as well as surrenders and withdrawals, could have a material adverse effect on our financial condition and results of operations, including the requirement to liquidate investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our life insurance, long-term care insurance and fixed annuity products, as well as our guaranteed benefits on variable annuities, also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and have, and may further, adversely affect the profitability of our life insurance, long-term care insurance and fixed annuity products, as well as increase hedging costs on our in-force block of variable annuity products. A low interest rate environment negatively impacts the sufficiency of our margins on both our DAC and PVFP. If interest rates remain low for a prolonged period, this could result in an impairment of these assets, and may reduce funds available to pay claims, including life and long-term care insurance claims, requiring an increase in our reserve liabilities, which could be significant (such as has been the case with our long-term care insurance business in the past). In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory reserves we are required to hold as well as the amount of assets and capital we must maintain to support statutory reserves. In addition, our insurance and annuity products are sensitive to inflation rate fluctuations. For example, a sustained increase in the inflation rate may result in an increase in nominal market interest rates. A failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations.

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

In both the U.S. and international mortgage markets, rising interest rates generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new insurance written. Rising interest rates also can increase the monthly mortgage payments for insured homeowners with ARMs that could have the effect of increasing default rates on ARM loans, thereby increasing our exposure on our mortgage insurance policies. This is particularly relevant in our international mortgage insurance businesses where ARMs are the predominant mortgage product. Higher interest rates can lead to an increase in defaults as borrowers at risk of default will find it harder to qualify for a replacement loan.

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

Interest rate fluctuations could impact our capital or solvency ratios specifically in our international mortgage insurance businesses where the required or available capital could be adversely impacted by changes in interest rates.

Interest rate fluctuations could also have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates like over the past few years, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we have had to, and in the future may have to, reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities have also, and in the future may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we have to invest the cash proceeds of these securities in lower-yielding or lower-

credit instruments. During periods of increasing interest rates, market values of lower-yielding assets will decline. In addition, our interest rate hedges could decline which would require us to post additional collateral with our derivative counterparties.

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

See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk.

A deterioration in economic conditions or a decline in home prices may adversely affect our loss experience in our mortgage insurance businesses.

Losses in our mortgage insurance businesses generally result from events, such as a borrower’s reduction of income, unemployment, underemployment, divorce, illness, inability to manage credit, or a change in interest rate levels or home values, that reduce a borrower’s willingness or ability to continue to make mortgage payments. The amount of the loss we suffer, if any, depends in part on whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which increases our risk of loss. A decline in home prices, whether or not in conjunction with deteriorating economic conditions, may also increase our risk of loss. For example, while the level of existing housing inventory in the United States, as measured by the number of months it takes to sell a home, has stabilized at a level of less than six months, a higher-than-usual level of foreclosure-related properties within the U.S. housing market, inventory still poses a risk to overall home prices. The inventory of homes on the market may rise substantially as vacant properties migrate their way through the foreclosure process. As these homes eventually make their way through an already strained and unpredictable foreclosure cycle and potentially increase an elevated level of inventory of homes available for sale, we expect that home prices may be pressured downward in certain geographic areas depending upon the level and timing of this process. These conditions could result in a material adverse impact on our financial condition and results of operations.

In the past, the United States, in particular, experienced an economic slowdown and saw a pronounced weakness in its housing markets, as well as declines in home prices. This slowdown and the resulting impact on the housing markets have been reflected in past elevated level of delinquencies. In addition, there has been a lag in the rate at which delinquent loans are going to foreclosure due to various local and lender foreclosure moratoria as well as servicer and court-related backlog issues. As these loans eventually go to foreclosure, our paid claims will increase. Ongoing delays in foreclosure processes could cause our losses to increase as expenses accrue for longer periods or if the value of foreclosed homes further decline during such delays. If we experience an increase in the number or the cost of delinquencies that are higher than expected, our financial condition and results of operations could be adversely affected.

In Canada and the United States, declining commodity prices, particularly oil, have resulted in a rise in unemployment in certain regions. The recent worldwide decline in commodity prices and slowdown in China’s economy resulted in rising unemployment in commodity-dependent regions in Australia. The adverse economic conditions in these regions could continue to deteriorate and could impact the broader economies in those countries as well as the global economy, resulting in higher delinquencies as well as declines in home prices, which could have an unfavorable impact on the results of our operations for those businesses affected.

We have significant international operations that could be adversely affected by changes in political or economic stability or government policies where we operate.

Global economic and regulatory developments could affect our business in many ways. For example, our operations are subject to local laws and regulations, which in many ways are similar to the state laws and regulations outlined below. Many of our international customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products. These changes could have a material adverse effect on our financial condition and results of operations. In addition, compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

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

Fluctuations in foreign currency exchange rates and international securities markets could negatively affect our financial condition and results of operations.

The results of our international operations are denominated in local currencies, and because we derive a significant portion of our income from our international operations, our results of operations could be adversely affected to the extent the dollar value of foreign currencies is reduced due to a strengthening of the U.S. dollar. We generally invest cash generated by our international operations in securities denominated in local currencies. As of December 31, 2015 and 2014, approximately 9% and 15%, respectively, of our invested assets were held by our international operations and were invested primarily in non-U.S.-denominated securities. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our international operations into our consolidated financial statements. We currently do not hedge this exposure, other than for dividend and other expected cash payments from our Canadian and Australian mortgage insurance businesses, and, as a result, period-to-period comparability of our results of operations is affected by fluctuations in exchange rates. Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

Regulatory and Legal Risks

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

Insurance regulatory authorities in the United States and internationally have broad administrative powers including, but not limited to:

•	licensing companies and agents to transact business;

•	calculating the value of assets and determining the eligibility of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating discrimination in pricing and coverage terms and unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing and revising statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving future rate increases;

•	evaluating enterprise risk to an insurer;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations, specifically focusing on modifications to SAP, interpretations of existing laws and the development of new laws and regulations applicable to insurance companies and their products. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Further, because laws and regulations can be complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may differ from those of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating costs and/or have implications on certain tax positions.

In addition, the FHFA, the regulatory body of the Federal Home Loan Banks (“FHLBs”), began exploring changes to federal regulations in December 2010, augmented by an additional proposed advisory bulletin in 2012 on FHLB lending to insurers. The FHFA published a proposed rule amending its regulation of FHLB membership on September 12, 2014, and issued its final rule on FHLB membership on January 12, 2016, with an effective date of February 19, 2016. FHLB membership provides a low-cost alternative funding source for our businesses. Changes in these laws and regulations, or in interpretations thereof in the United States, can be made for the benefit of the consumer, or for other reasons, at the expense of the insurer and thus could have a material adverse effect on our financial condition and results of operations. These FHFA regulations also impose general eligibility requirements for FHLB membership which, if not met, would render an institution ineligible for FHLB membership. Under these provisions an insurance company member must, among other things, meet certain financial condition requirements under the FHFA regulations. The FHLB could determine that the financial condition of one of our insurers is such that the FHLB deems it is not safe to make advances to the insurer, which would effectively eliminate a funding source for our businesses.

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

With respect to risks relating to the previously-disclosed litigation In re Genworth Financial, Inc. Securities Litigations, the court has scheduled a trial to begin on May 9, 2016, and the parties are currently engaging in a mediation process. The plaintiffs have recently taken the position that the class is entitled to recover per share and per bond amounts that, if the plaintiffs were to prevail, would, in the aggregate, be material. There can be no assurance that the mediation will result in a settlement and, if it does not, we intend to continue to vigorously defend the lawsuit. At this stage of the litigation, we are unable to determine or predict the ultimate outcome of this litigation or provide an estimate or range of reasonably possible losses arising from this litigation. Nevertheless, we believe that it is reasonably possible we will incur additional losses in resolving this litigation beyond the amounts already accrued and, if so, that it is reasonably possible the amount of such losses would be material. Any settlement or unfavorable judgment that requires us to pay a material amount would have a material adverse effect on our results of operations in the near term (based on the currently scheduled timing of the mediation process and trial), and could materially reduce, or in the case of a judgment exceed, our available liquidity, which would have a material adverse effect on our financial condition and business.

For a further discussion of certain current investigations and proceedings in which we are involved, see note 21 in “Part II—Item 8— Financial Statements and Supplementary Data.” We cannot assure you that these investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could materially adversely affect our business, financial condition and results of operations.

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

In addition, as a public company that is traded on the TSX, Genworth Canada is subject to securities laws and regulations in each province in Canada, as well as the rules of the TSX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Canada. Although the board of directors of Genworth Canada is composed of a majority of Genworth nominees, under Canadian law each director has an obligation to act honestly and in good faith with a view to the best interests of Genworth Canada. Moreover, as a public company that is traded on the ASX, Genworth Australia and its subsidiaries are subject to Australian securities laws and regulations, as well as the rules of the ASX. These applicable laws, regulations and rules include but are not limited to, obligations and procedures in respect of the equal and fair treatment of all shareholders of Genworth Australia. Although the board of directors of Genworth Australia is currently composed of an even number of Genworth designated directors and non-executive independent directors, under Australian law each director has an obligation to exercise their powers and discharge their duties in good faith in the best interests of Genworth Australia and for a proper purpose. Accordingly, actions taken by Genworth Canada and Genworth Australia and their respective boards of directors (including the payment of dividends to us) are subject to, and may be limited by, the laws, regulations and rules applicable to such entities.

We expect our international subsidiaries to be the sole source of cash dividends paid to us in 2016 as we continue to strengthen the capital position of our U.S. life insurance and U.S. mortgage insurance businesses, and therefore our liquidity and capital positions are particularly dependent on the performance of those subsidiaries and their ability to pay dividends to us as anticipated.

Fifty percent of our in-force long-term care insurance business (excluding policies assumed from a non-affiliate third-party reinsurer) of GLIC, a Delaware insurance company and our indirect wholly-owned subsidiary, is reinsured to BLAIC, a Bermuda insurance company and our indirect wholly-owned subsidiary. GFIH, our indirect wholly-owned subsidiary, has entered into a capital maintenance agreement whereby GFIH has agreed to provide capital to BLAIC to fund payment obligations of BLAIC to GLIC or GLAIC, as applicable, under certain reinsurance agreements, including the one covering our long-term care insurance business. As of December 31, 2015, GFIH directly or indirectly owns our 52.0% interest in our Australian mortgage insurance subsidiaries and 40.6% of our Canadian mortgage insurance subsidiary. As a result of GFIH’s capital maintenance agreement, adverse developments in our reinsured long-term care insurance business (including the recent increases in our reserves of that business) have adversely impacted BLAIC’s financial condition, which could, in turn, adversely impact GFIH’s willingness or ability to pay dividends to Genworth Holdings. We intend to seek regulatory approvals to effectively unwind the long-term care insurance reinsurance agreement between GLIC and BLAIC and release the related GFIH capital guarantee thereof; however, we do not know whether or when the required approvals will be obtained and what conditions, if granted, may be imposed. Our inability to receive dividends related to our Australian and Canadian mortgage insurance businesses from GFIH as anticipated or the inability of GFIH to sell or otherwise dispose of shares of the businesses it owns or distribute the proceeds from any such sale to us, would have a material adverse impact on our results of operations, financial condition and business.

An adverse change in our regulatory requirements, including risk-based capital, could result in a decline in our ratings and/or increased scrutiny by regulators and have a material adverse impact on our results of operations, financial condition and business.

Our U.S. life insurance subsidiaries are subject to the NAIC’s RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The failure of our insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance subsidiaries to further examination or corrective action imposed by state insurance regulators, including limitations on their ability to write additional business, or the addition of state regulatory supervision, rehabilitation, seizure or liquidation.

Our U.S. mortgage insurers are not subject to the NAIC’s RBC requirements but are required by certain states and other regulators to maintain a certain risk-to-capital ratio. In addition, PMIERs include revised financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). The failure of our U.S. mortgage insurance subsidiaries to meet their regulatory requirements, and additionally the PMIERs financial requirements, could limit our ability to write new business. For further discussion of the importance of financial requirements to our U.S. mortgage insurance subsidiaries, see “—If we are unable to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we currently have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the

GSEs, which would have a material adverse effect on our business, results of operations and financial condition” and “—Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.”

Additionally, our international insurance subsidiaries also have minimum regulatory requirements which vary by country. For example, as described under “Item 1—Business—Regulation—Bermuda Insurance Regulation,” there will be fundamental changes to the existing solvency capital regime for all insurers and reinsurers operating in Bermuda as a result of the introduction of the Solvency II directive, which became effective on January 1, 2016. These new minimum solvency requirements include transitional measures that will be phased in over 16 years. Implementation of the transitional measures to our long-term care insurance business in Bermuda would, over time, have a material adverse effect on the business, results of operations and financial condition of BLAIC, our primary Bermuda domiciled reinsurance subsidiary. One of our strategic priorities is to repatriate all of the business in BLAIC, including our long-term care insurance business. The timing of the repatriation is expected to occur in 2016, but in any event, prior to the transitional measures having a material adverse effect on BLAIC. The repatriation is subject to various regulatory approvals.

In addition, the Canadian regulator, OSFI, released a discussion paper on proposed changes to the Regulatory Capital Framework for Property and Casualty Insurers, and OSFI noted that it has commenced an internal process aimed at developing a new capital framework for mortgage insurers expected to be effective in 2017. At this stage, it is not possible to predict the impact these changes will have on our operations.

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

If we are unable to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Each GSE’s Congressional charter generally prohibits it from purchasing or guaranteeing a mortgage where the loan-to-value ratio exceeds 80% of home value unless the portion of the unpaid principal balance of the mortgage which is in excess of 80% of the value of the property securing the mortgage is protected against default by lender recourse, participation or by a qualified insurer. In furtherance of their respective charter requirements, each GSE has adopted PMIERs effective December 31, 2015. The PMIERs include revised financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s risk-in-force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount) and otherwise generally establish when a mortgage insurer is qualified to issue coverage that will be acceptable to the respective GSE for acquisition of high loan-to-value mortgages. The GSEs may amend or waive PMIERs at their discretion.

The amount of capital that may be required in the future to maintain the Minimum Required Assets, as defined in PMIERs, and operate our business is dependent upon, among other things: (i) the way PMIERs are applied and interpreted by the GSEs and FHFA as and after they are implemented; (ii) the future performance of the U.S. housing market; (iii) our generation of earnings in our U.S. mortgage insurance business, available assets and risk-based required assets (including as they relate to the value of the shares of our Canadian mortgage insurance subsidiary that are owned by our U.S. mortgage insurance business as a result of share price and foreign exchange movements or otherwise), reducing risk in-force and reducing delinquencies as anticipated, and writing anticipated amounts and types of new U.S. mortgage insurance business; and (iv) our overall financial performance, capital and liquidity levels. Depending on our actual experience, the amount of capital required under PMIERs for our U.S. mortgage insurance business may be higher than currently anticipated. In the absence of a premium increase, the more capital we hold relative to insured loans, the lower our returns will be. We may be unable to increase premium rates for various reasons, principally due to competition. Our inability, on the other hand, to increase the capital as required in the anticipated timeframes and on the anticipated terms, and to realize the anticipated benefits, could have a material adverse impact on our business, results of operations and financial condition. More particularly, our ability to meet the PMIERs financial requirements and maintain a prudent amount of capital in excess of those requirements, given the dynamic nature of asset and requirement valuations over time, is dependent upon, among other things: (i) our ability to complete reinsurance transactions on our anticipated terms and timetable, which are subject to market conditions, third-party approvals and other actions (including approval by regulators and the GSEs), and other factors which are outside of our control; (ii) our ability to contribute holding company cash or other sources of capital to satisfy the portion of the financial requirements that are not satisfied through reinsurance transactions; and (iii) the approval by the GSEs of our application to meet the financial requirements by the conclusion of the transition period, if such application is pursued by us. In addition, another potential capital source includes, but is not limited to, the issuance of securities by Genworth Financial or Genworth Holdings, which could materially adversely impact our business, shareholders and debtholders.

Our assessment of PMIERs compliance is based on a number of factors, including current affiliate asset valuations under PMIERs and our understanding of the GSEs’ interpretation of the PMIERs financial requirements. Although we believe we have sufficient capital in our U.S. mortgage insurance business as required as of the PMIERs effective date and that we will continue to be an approved insurer thereafter, there can be no assurance this will continue to be the case. In addition, the approval letters of the GSEs on our last reinsurance transaction of our 2015 book year are qualified by certain conditions, including, but not limited to, our ability to remain below a statutory risk-to-capital ratio of 18:1 and the GSEs’ rights to reevaluate the credit for reinsurance available under PMIERs. If we are unable to maintain these conditions or the capital requirements mandated by PMIERs because PMIERs are amended by the GSEs or are interpreted by the GSEs to require us to hold an amount of capital higher than we currently plan or otherwise or we determine not to or are unable to generate or utilize additional sources of capital to meet them, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.

Our U.S. mortgage insurance subsidiaries are subject to minimum statutory capital requirements and hazardous financial condition standards which, if not met or waived, would result in restrictions or prohibitions on our doing business and could have a material adverse impact on our results of operations.

Certain states have insurance laws or regulations which require a mortgage insurer to maintain a minimum amount of statutory capital relative to its level of risk in-force. While formulations of minimum capital vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25:1. If one of our U.S. mortgage insurance subsidiaries that is writing business in a particular state fails to maintain that state’s required minimum capital level, we would generally be required to immediately stop writing new business in the state until the insurer re-establishes the required level of capital or receives a waiver of the requirement from the state’s insurance regulator, or until we establish an alternative source of underwriting capacity acceptable to the regulator. As of December 31, 2015 and 2014, GMICO’s risk-to-capital ratio was approximately 16.4:1 and 14.3:1, respectively. While it is our expectation that our U.S. mortgage insurance business will continue to meet its regulatory capital requirements, should GMICO in the future exceed required risk-to-capital levels, we would seek required regulatory and GSE forbearance and approvals or seek approval for the utilization of alternative insurance vehicles. However, there can be no assurance if, and on what terms, such forbearance and approvals may be obtained.

While we believe GMICO has sufficient claims-paying resources currently to meet its claims obligations on existing insurance in-force, we cannot provide assurance that this would always be the case. Furthermore, our estimates of claims-paying resources and claim obligations are based on various assumptions, which include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated loss mitigation activities, premiums, housing prices and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the U.S. economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates uncertain, such that there is a wide range of reasonably possible outcomes. Also, our U.S. mortgage insurance subsidiaries hold certain affiliate assets including, but not limited to, investments in the common stock of Genworth Canada and our European mortgage insurance subsidiary, which are included in our reported statutory capital of our U.S. mortgage insurance subsidiaries. Although we have entered into an agreement to sell our mortgage insurance business in Europe which is expected to close in the first quarter of 2016, it remains subject to customary closing conditions, including obtaining requisite regulatory approvals. The statutory reported value of the Canadian and European mortgage insurance investments is subject to the operating performance of these affiliates as well as changes in foreign exchange rates and mark-to-market valuation on their investment portfolios. These exposures to foreign currency exchange rates are not currently hedged and, hence, the statutory capital of our U.S. mortgage insurance subsidiaries and their statutory risk-to-capital ratio may fluctuate because of variances in future reported values. In addition, if the NCDOI decreases or no longer permits the admissibility of all or a portion of these affiliate assets, this could have a material adverse impact on the statutory capital and business of our U.S. mortgage insurance subsidiaries.

In addition to the minimum statutory capital requirements, our U.S. mortgage insurance business is subject to standards by which insurance regulators in a particular state evaluate the financial condition of the insurer. Typically, regulators are required to evaluate specified criteria to determine whether or not a company may be found to be in hazardous financial condition, in which event restrictions on the business may be imposed. Among these criteria are formulas used in assessing trends relating to statutory capital. We can provide no assurance as to whether or when a regulator may make a determination of hazardous financial condition for one or more of our mortgage insurance subsidiaries. Such a determination could likely lead to restrictions or prohibitions on our doing business in that state and could have a material adverse impact on results of operations depending on the number of states involved.

The NAIC established the MGIWG to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. During 2014 and 2015, the MGIWG published revised drafts of the previously proposed amendments of the NAIC’s Mortgage Guaranty Insurers Model Act (the “MGI Model”) and solicited comments on these revised proposed amendments. The proposed amendments of the MGI Model relate to, among other things: (i) capital and reserve standards, including increased minimum capital and surplus requirements, mortgage guaranty-specific RBC standards, dividend restrictions and contingency and premium deficiency reserves; (ii) limitations on the geographic concentration of mortgage guaranty risk, including state-based limitations; (iii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iv) prudent underwriting standards and formal underwriting guidelines to be approved by the insurer’s board; (v) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; (vi) prohibitions on reinsurance with bank captive reinsurers; and (vii) incorporation of an NAIC “Mortgage Guaranty Insurance Standards Manual.” At this time, we cannot predict the outcome of this process, the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our businesses specifically, the additional costs associated with compliance with any such changes, or any changes to our operations that may be necessary to comply, any of which could have a material adverse effect on our business, results of operations or financial condition. We also cannot predict whether other regulatory initiatives will be adopted or what impact, if any, such initiatives, if adopted as laws, may have on our business, results of operations or financial condition.

Fannie Mae, Freddie Mac and a small number of large mortgage lenders exert significant influence over the U.S. mortgage insurance market and changes to the role or structure of Freddie Mac or Fannie Mae could have a material adverse impact on our U.S. mortgage insurance business.

Our U.S. mortgage insurance products protect mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers with high loan-to-value mortgages, generally, those home buyers who make down payments of less than 20% of their home’s purchase price. Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a face amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of default. The provisions in Fannie Mae’s and Freddie Mac’s charters create much of the demand for private mortgage insurance in the United States. High loan-to-value mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. We believe the rate of mortgages purchased by Fannie Mae and Freddie Mac has increased the market size for private flow mortgage insurance during recent years. However, while Fannie Mae’s and Freddie Mac’s purchase activity increased in recent years, mortgage insurance penetration did not increase proportionately due to a combination of tighter mortgage insurance guidelines and the impact of GSE loan-level pricing on high loan-to-value loans. Changes by the GSEs in underwriting requirements or pricing terms on mortgage purchases could adversely affect the market size for private mortgage insurance. Fannie Mae and Freddie Mac are subject to regulatory oversight by the U.S. Department of Housing and Urban Development Administration and the FHFA. Any change in the charter provisions of the GSEs or other statutes or regulations relating to their mortgage acquisition activity or changes in the way the GSEs seek to comply with their charter requirements could have a material adverse effect on our financial condition and results of operations.

An increase in consolidation among mortgage lenders may result in significant customer concentration for U.S. mortgage insurers. Fannie Mae, Freddie Mac and the largest mortgage lenders possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. Although we actively monitor and develop our relationships with Fannie Mae, Freddie Mac and our largest mortgage lending customers, a deterioration in any of these relationships, or the loss of business or opportunities for new business from any of our key customers, could have a material adverse effect on our financial condition and results of operations.

In September 2008, the FHFA was appointed conservator of the GSEs. The U.S. Congress continues to examine the role of the GSEs in the U.S. housing market, and the Obama Administration also continues to evaluate available options regarding the future status of the GSEs. If legislation is enacted that reduces or eliminates the need for the GSEs to obtain credit enhancement on above 80% loan-to-value loans or that otherwise reduces or eliminates the role of the GSEs in single-family housing finance, the demand for private mortgage insurance in the United States could be significantly reduced. In February 2011, the Obama Administration issued a white paper setting forth various proposals to gradually eliminate Fannie Mae and Freddie Mac. Since that date, members of Congress have from time to time proposed legislation on the GSEs and along with various housing experts and others within the industry have also published proposals addressing the role of the GSEs in single family housing finance. We cannot predict whether or when any proposals will be implemented, and if so in what form, nor can we predict the effect of such a proposal, if so implemented, would have on our business, results of operations or financial condition.

Changes in regulations that adversely affect the mortgage insurance markets in which we operate could affect our operations significantly and could reduce the demand for mortgage insurance.

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

United States

In the United States, federal and state regulations affect the scope of our U.S. competitors’ operations, which has an effect on the size of the U.S. mortgage insurance market and the intensity of the competition in our U.S. mortgage insurance business. This competition includes not only other private mortgage insurers, but also U.S. federal and state governmental and quasi-governmental agencies, principally the FHA and the VA, which are governed by federal regulations. Increases in the maximum loan amount that the FHA can insure, and reductions in the mortgage insurance premiums the FHA charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts the GSEs will purchase or guarantee, increases in GSE fees or decreases in the maximum loan-to-value ratio for loans the GSEs will purchase can also reduce demand for private mortgage insurance. Legislative and regulatory changes could cause demand for private mortgage insurance to decrease.

If Basel III rules are implemented in the United States in their proposed form, the rules could discourage the use of mortgage insurance in the United States. See “—Basel III” below. The heightened prudential standards for large bank holding companies and systemically significant financial companies that were proposed by the Federal Reserve Board in December 2011 may also increase the usefulness of mortgage insurance if insurance of that kind is treated as reducing counterparty credit exposure. However, if mortgage insurance is used in that way, it will create a new counterparty credit exposure to the issuer of the insurance, which could limit any usefulness it may otherwise have.

Our U.S. mortgage insurance business, as a credit enhancement provider in the residential mortgage lending industry, is also subject to compliance with various federal and state consumer protection and insurance laws, including RESPA, the ECOA, the FHA, the Homeowners Protection Act, the FCRA, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, providing services to lenders for no or reduced fees or payments for services not actually performed, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations, changes in the appropriate regulator’s interpretation of these laws or regulations or heightened enforcement activity could materially adversely affect the operations and profitability of our U.S. mortgage insurance business.

Canada

In Canada, all financial institutions that are federally regulated by OSFI are required to purchase mortgage insurance whenever the amount of a mortgage loan exceeds 80% of the value of the collateral property at the time the loan is made. From time to time, the Canadian government reviews the federal financial services regulatory framework and has in the past examined whether to remove, in whole or in part, the requirement for mortgage insurance on such high loan-to-value mortgages. High loan-to-value mortgage loans constitute a significant part of our portfolio of insured mortgages in, and the removal, in whole or in part, of the regulatory requirement for mortgage insurance for such loans could result in a reduction in the amount of new insurance written by us in Canada in future years. In addition, any increase in the threshold loan-to-value ratio above which mortgage insurance is required or increase in mandatory down payment requirements for mortgage borrowers could also result in a reduction in the amount of new insurance written by us in Canada in future years. Any of these events could have a material adverse effect on our business, results of operations and financial condition of our mortgage insurance business in Canada.

On December 11, 2015, CMHC announced a price increase to the guarantee fees it will charge issuers as well as annual limits for new guarantees for both its NHA MBS and CMB programs effective July 1, 2016. CMHC guarantees the timely payment of principal and interest for NHA MBS and CMB, enabling approved financial institutions to pool eligible mortgages and transform them into marketable securities that can be sold to investors. The guarantee fees are paid by lenders in addition to the mortgage insurance premium. This price increase was in addition to a price increase implemented effective April 1, 2015. On June 3, 2015, the Canadian government published regulations that prohibit the substitution of mortgages in insured pools after May 15, 2015 and limit the mortgage insurer’s commitment period to no more than one year. On June 6, 2015, the Canadian government published draft regulations to implement the prohibition that was announced in its 2013 budget to limit portfolio insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. The regulations will become effective on July 1, 2016. Although it is difficult to determine the full impact of these changes at this time, we believe the changes will decrease demand for low loan-to-value mortgage insurance in Canada.

If the Canadian government were to alter its policy in any manner adverse to us, including by managing its aggregate cap of CAD$300.0 billion on the outstanding principal amount of mortgages insured by private mortgage insurance providers in a manner that is detrimental to private mortgage insurance providers, altering the terms of or terminating its guarantee of the policies of private mortgage insurance providers, including those with our mortgage insurance business in Canada, or varying the treatment of private mortgage insurance in the capital rules, we could lose our ability to compete effectively with CMHC and could effectively be unable to write new business as a private mortgage insurer in Canada. This could have an adverse effect on our ability to offer mortgage insurance products in Canada and could materially adversely affect our financial condition and results of operations. For further discussion of the Canadian government guarantee, refer to “Item 1—Business—Canada Mortgage Insurance—Government guarantee eligibility.”

Australia

In Australia, APRA regulates all ADIs in Australia and life, general and mortgage insurance companies. APRA also determines the minimum regulatory capital requirements for ADIs. APRA’s current regulations provide for reduced capital requirements for certain ADIs that insure residential mortgages with an “acceptable” mortgage insurer (which include our Australian mortgage insurance companies) for all non-standard mortgages and for standard mortgages with loan-to-value ratios above 80%. APRA’s regulations currently set out a number of circumstances in which a loan may be considered to be non-standard from an ADI’s perspective. The capital levels for Australian IRB ADIs are determined by their APRA-approved IRB models, which may or may not allocate capital credit for LMI. We believe that APRA and the IRB ADIs have not yet finalized internal models for residential mortgage risk, so we do not believe that the IRB ADIs currently benefit from an explicit reduction in their capital requirements for mortgages covered by mortgage insurance.

Under APRA rules, ADIs in Australia that are accredited as standardized receive a reduced capital incentive for using mortgage insurance for high loan-to-value mortgage loans in Australia. ADIs that are considered to be advanced accredited and determine their own capital estimates, are currently working with the mortgage insurers and APRA to determine the appropriate level of incentive mortgage insurance provides for high loan-to-value mortgage loans. The rules also provide that ADIs would be able to acquire mortgage insurance covering less of the exposure to the loan than existing requirements with reduced capital incentives. Accordingly, lenders in Australia may be able to reduce their use of mortgage insurance for high loan-to-value ratio mortgages, or limit their use to the higher risk portions of their portfolios, which may have an adverse effect on our mortgage insurance business in Australia.

Basel III

In December 2010, revisions to a set of regulatory rules and procedures governing global bank capital standards were introduced by the Basel Committee to strengthen regulatory capital, liquidity and other requirements for banks, known as Basel III. Although we believe these revisions could support further use of mortgage insurance as a risk and capital management tool in international markets, their adoption by individual countries internationally and in the United States has not concluded and we cannot be sure that this will be the case. In December 2014, the Basel Committee issued two consultative documents, one on proposed revisions to the standardized approach to credit risk and the second on capital floors for IRB banks. We made submissions in response to those documents, advocating for recognition of mortgage insurance and certain other changes, including to the treatment of real estate risk. A second consultative document on the standardized approach to credit risk was issued in December 2015, with a second consultative document on capital floors for IRB banks expected in 2016. Since the Basel framework continues to evolve, we cannot predict the mortgage insurance benefits, if any, that ultimately will be provided to lenders, or how any such benefits may affect the opportunities for the growth of mortgage insurance. If countries implement Basel III in a manner that does not reward lenders for using mortgage insurance on high loan-to-value mortgage loans, or if lenders conclude that mortgage insurance does not provide sufficient capital incentives, then we may have to revise our product offerings to meet the new requirements and our results of operations may be materially adversely affected.

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

One way that we and other insurance companies have mitigated the impact of these regulations is through captive reinsurance companies and/or special purpose vehicles. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Regulation AXXX transactions, and implemented the framework through AG 48, which requires the ceding company’s actuary who opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The NAIC is also currently developing a model regulation to be implemented by states that is generally expected to contain the same substantive provisions as the provisions of the adopted AG 48. Further implementation of the framework remains with respect to RBC calculations, financial reporting by captives and other issues. Resolution of these issues, as well as potential additional requirements that could be imposed by individual regulators, could make it more difficult and/or expensive for us to mitigate the impact of Regulations XXX and AXXX.

If we were to discontinue our use of captive life reinsurance subsidiaries to finance statutory reserves in response to regulatory changes on a prospective basis, the reasonably likely impact would be increased costs related to alternative financing, such as third-party reinsurance, which would adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects us to additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations or financial condition.

The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of new implementing rules and regulations, many of which have taken effect.

Among other provisions, the Dodd-Frank Act established new framework of regulation of the OTC derivatives markets which require, among other things, trade reporting of OTC derivatives transactions, formalized documentation requirements, execution of designated transactions on a SEF or DCM, clearing of designated transactions through DCOs and exchange of initial and variation margin for non-cleared swap transactions. We currently are subject to reporting with respect to all derivatives transactions we enter into and must execute certain interest rate and other transactions on a SEF or DCM, which transactions we also must clear through a DCO. The clearing requirements, among other things, require us to post with a futures commission merchant highly liquid securities or cash as initial margin and cash to meet variation margin requirements for most interest rate derivatives we trade. Over time, we will experience additional collateral requirements for derivative transactions that are not required to be cleared. As the new marketplace continues to evolve, we may have to alter or limit the way we use derivatives in the future, which could have a material adverse effect on our results of operations and financial condition. We are subject to similar trade reporting, documentation, central trading and clearing and OTC margining requirements when we transact with foreign derivatives counterparties. Dodd-Frank and foreign derivatives requirements expose us to operational, compliance, execution and other risks, including central counterparty insolvency risk.

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

Liquidity, Financial Strength Ratings, Credit and Counterparty Risks

Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.

We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. Genworth Holdings currently has approximately $3.8 billion of outstanding debt that matures between 2018 and 2066, including $0.6 billion that matures in 2018, $0.4 billion that matures in 2020 and $1.1 billion that matures in 2021. Our existing cash resources are not sufficient to repay all outstanding debt as it becomes due, and therefore we will be required to rely on a combination of potential liquidity sources to repay or refinance debt as it becomes due, including existing and future cash resources, new borrowings and/or other potential sources of liquidity such as issuing additional equity or asset sales. Market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity on favorable terms or at all. Any failure to repay or refinance our debt as it becomes due would have a material adverse effect on our business, financial condition and results of operations.

To the extent we seek additional borrowings to satisfy our liquidity needs, the availability of additional borrowings depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. If we were required to raise additional debt today, we do not believe we would be able to raise borrowings on acceptable terms or at all, based on current market conditions and our credit ratings and financial condition. There is no guarantee that any of these factors will improve in the future when we would seek additional borrowings. Disruptions, volatility and uncertainty in the financial markets and downgrades in our credit ratings may force us to delay raising capital, issue shorter term securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price.

Similarly, market conditions and a variety of other factors may make it difficult or impracticable to generate additional liquidity through asset sales or the issuance of additional equity, and any issuance of equity in such circumstances could be highly dilutive to our stockholders.

In addition, we have a credit agreement that provides a $300 million multi-currency revolving credit facility, with a $100 million sublimit for letters of credit, available on a revolving basis until September 26, 2016. Currently there are no borrowings outstanding under the credit facility. Our ability to borrow is subject to compliance with various financial and other covenants and conditions, including that, since June 30, 2013, there has been no event, development or circumstance that had or could reasonably be expected to have a material adverse effect (as defined in the credit agreement). We cannot predict whether we will be able to meet the borrowing conditions in the event we were to need or want to borrow in the future. The credit facility terminates on September 26, 2016 and there can be no assurance that we will be able to extend, replace or refinance this credit facility on terms (or at targeted amounts) acceptable to us or at all. Additionally, we may seek certain strategic asset sales which may cause the early termination of the credit facility.

For a further discussion of our liquidity, see “Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Over the last several years, the ratings of our holding company and several of our insurance companies have been downgraded, placed on negative outlook and/or put on review for potential downgrade on various occasions. A ratings downgrade, negative outlook or review could occur (and has occurred) for a variety of reasons, including reasons specifically related to our company, generally related to our industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. We may be at risk of additional ratings downgrades in the future. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings, the announcement of a potential downgrade, negative outlook or review, or customer, investor, regulator or other concerns about the possibility of a downgrade, negative outlook or review, could have a material adverse effect on our results of operations, financial condition and business.

Following our earnings announcement for the fourth quarter of 2015, which included the announcement of our decision to suspend sales of our traditional life and fixed annuity products and a restructure plan to separate and potentially isolate our long-term care insurance business, the rating agencies took a variety of adverse ratings actions with respect to Genworth Holdings. On February 9, 2016, S&P announced, among other things, that it had downgraded the issuer credit and senior unsecured debt ratings of Genworth Holdings to “B” from “BB-.” On February 9, 2016, A.M. Best also announced, among other things, that it had downgraded the issuer credit rating and existing senior debt ratings of Genworth Holdings to “bb+” from “bbb-.” On February 5, 2016, Moody’s announced, among other things, that it had downgraded the issuer credit and senior unsecured debt ratings of Genworth Holdings to “Ba3” from “Ba1.” The rating agencies also took a variety of adverse ratings actions with respect to the financial strength ratings of our principal life insurance subsidiaries following the announcement of our results for the fourth quarter of 2015. See “Item 1—Business—Financial Strength Ratings” for information regarding the current financial strength ratings of our principal insurance subsidiaries.

The direct or indirect effects of such adverse ratings actions or any future actions could include, but are not limited to:

•	reducing new sales of our products or limiting the business opportunities we are presented with;

•	adversely affecting our relationships with distributors, including the loss of exclusivity under certain agreements with our independent sales intermediaries and distribution partners;

•	causing us to lose key distributors that have ratings requirements that we may no longer satisfy (or resulting in our renegotiation of new, less favorable arrangements with those distributors);

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•	materially increasing the number or amount of policy surrenders, withdrawals and loans by contractholders and policyholders;

•	requiring us to post additional collateral for our derivatives or hedging agreements (including those providing us with protection against certain foreign currency exchange movement, interest rate fluctuation and equity market risk) or enabling the counterparties to these agreements to exercise their right to terminate all transactions under the agreements;

•	requiring us to provide support, or to arrange for third-party support, in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements, or otherwise securing our commercial counterparties for the perceived risk of our financial strength;

•	adversely affecting our ability to maintain reinsurance or obtain new reinsurance or obtain it on reasonable pricing and other terms;

•	limiting our ability to enter into new derivative transactions thereby increasing additional asset adequacy or other statutory reserves and lowering statutory capital, reducing our financial flexibility;

•	increasing the capital charge associated with affiliated investments within certain of our U.S. life insurance businesses thereby lowering capital and risk based capital of these subsidiaries and negatively impacting our financial flexibility;

•	regulators requiring certain of our subsidiaries to maintain additional capital, limiting thereby our financial flexibility and requiring us to raise additional capital;

•	adversely affecting our ability to raise capital;

•	increasing our cost of borrowing and making it more difficult to borrow in the public debt markets and replace our credit agreement when it expires in 2016; and

•	making it more difficult to execute strategic plans to effectively address our current business challenges.

Sales of our U.S. life insurance products, including our long-term care insurance products, were impacted by adverse rating actions after the announcement of our results for the third and fourth quarters of 2014. Following these rating actions, several distributors suspended distribution of our U.S. life insurance products. Those distributors represented, in aggregate, approximately 18%, 16% and 9%, respectively, of 2014 sales of our linked-benefits, annuities and long-term care insurance products. Following the adverse rating actions after the announcement of our results for the fourth quarter of 2015, additional distributors, representing in excess of 20% of our 2015 individual long-term care insurance sales, suspended distribution of our long-term care insurance products. We expect we will continue to be adversely impacted by these and recent rating actions. Any further adverse ratings announcements or actions likely would have, or intensify, the adverse impact of the direct or indirect effects discussed above (among others), all of which could have a material adverse impact on our results of operations, financial condition and business.

Under PMIERs, the GSEs have substantially revised their eligibility requirements and no longer primarily base such requirements on maintenance of specific ratings levels. In lieu of ratings criteria, the GSEs, under PMIERs, have adopted new financial requirements. See “—If we are unable to meet the requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the financial requirements requires us to hold amounts of capital that are higher than we have planned or otherwise, we may not be eligible to write new insurance on loans acquired by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition” for additional information regarding the requirements under PMIERs. However, under PMIERs, the GSEs now require maintenance of at least one rating with a rating agency acceptable to the respective GSEs. Our inability to insure new mortgage loans sold to the GSEs, or the transfer by the GSEs of our existing policies to an alternative mortgage insurer would have a materially adverse effect on our results of operations and financial condition. Further, our relationships with our mortgage insurance customers may be adversely affected by the ratings assigned to our holding company or other operating subsidiaries which could have a material adverse effect on our business, financial condition and results of operations.

Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition.

We routinely execute reinsurance and derivative transactions with reinsurers, brokers/dealers, commercial banks, investment banks and other institutional clients to mitigate our risks in various circumstances and to hedge various business risks. Many of these transactions expose us to credit risk in the event of default of our counterparty or client or change in collateral value. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot be sure that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have a material adverse effect on our financial condition and results of operations. Collateral is often posted by the counterparty to offset this risk, however, we bear the risk that the collateral declines in value or otherwise is inadequate to fully compensate us in the event of a default. We also enter into a variety of derivative instruments, including options and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, and collateral posted, if any, is inadequate, our hedges of the related risk will be ineffective. In addition, if we trigger downgrade provisions on risk-hedging or reinsurance arrangements, the counterparties to these arrangements may be able to terminate our arrangements with them or require us to take other measures, such as post additional collateral, contribute capital or provide letters of credit. The loss of material risk-hedging or reinsurance arrangements could have a material adverse effect on our financial condition and results of operations. We ceded to UFLIC our in-force structured settlements block of business issued prior to 2004, certain variable annuity business issued prior to 2004 and the long-term care insurance assumed from MetLife Insurance Company USA. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and at that time, General Electric Capital Corporation, an indirect subsidiary of GE, had agreed to maintain UFLIC’s RBC above a specified minimum level pursuant to a Capital Maintenance Agreement. In connection with its announced realignment and reorganization of the business of General Electric Capital Corporation in December 2015, General Electric Capital Corporation merged with and into GE. As a result, GE is the successor obligor under the Capital Maintenance Agreement. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, it could have a material adverse effect on our financial condition and results of operations.

Defaults or other events impacting the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal or interest payments they owe us. As of December 31, 2015, fixed maturity securities of $58.2 billion in our investment portfolio represented 78% of our total cash, cash equivalents and invested assets. Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is expected to pay its principal and interest obligations, our expected recoveries in the event of a default or circumstances that would require us to sell securities which have declined in value.

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

Operational Risks

If we are unable to retain, attract and motivate qualified employees or senior management, our results of operations, financial condition and business operations may be adversely impacted.

Our success is largely dependent on our ability to retain and attract qualified employees. We face intense competition in our industry for key employees with demonstrated ability, including actuarial, finance, legal, investment, risk, compliance and other professionals. Our ability to retain, attract and motivate experienced and qualified employees has been more challenging in light of our recent financial difficulties and our announced expense reductions, as well as the demands being placed on our employees. We cannot be sure we will be able to attract, retain and motivate the desired workforce, and our failure to do so could have a material adverse effect on results of operations, financial condition and business operations. In addition, we may not be able to meet regulatory requirements relating to required expertise in various professional positions.

Managing key employee succession and retention is also critical to our success. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans, including retention programs, designed to retain our employees, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.

Our risk management programs may not be effective in identifying or adequate in controlling or mitigating the risks we face.

We have developed risk management programs that include risk appetite, limits, identification, quantification, governance, policies and procedures and seek to appropriately identify, monitor, measure, control, mitigate and report the types of risks to which we are subject. We regularly review our risk management programs and work to update them on an ongoing basis to be consistent with evolving global best market practices. However, our risk management programs may not fully control or mitigate all of the risks we face in our business.

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

We employ various strategies, including hedging and reinsurance, to mitigate financial risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, changes in equity markets, credit spread movements, the occurrence of credit and counterparty defaults, currency fluctuations, changes in global housing prices, and changes in mortality, morbidity and lapses. We seek to control these risks by, among other things, entering in reinsurance contracts and derivative instruments. Such contracts and instruments may not always be available to us and subject us to counterparty credit risk. Developing effective strategies for dealing with these risks is a complex process, and no strategy can fully insulate us from such risks. The execution of these strategies also introduces operational risks and considerations. See “—Reinsurance may not be available, affordable or adequate to protect us against losses” and “—Defaults by counterparties to our reinsurance arrangements or to derivative instruments we use to hedge our business risks, or defaults by us on agreements we have with these counterparties, may expose us to risks we sought to mitigate, which could have a material adverse effect on our results of operations and financial condition” for more information about risks inherent in our reinsurance and hedging strategies.

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

Our reliance on key customer or distribution relationships could cause us to lose significant sales if one or more of those relationships terminate or are reduced.

Our businesses depend on our relationships with our customers, and in particular, our relationships with our largest lending customers in our mortgage insurance businesses. Our customers place insurance with us directly on loans that they originate and they also do business with us indirectly, primarily in the United States, through purchases of loans that already have our mortgage insurance coverage. Our relationships with our customers may influence both the amount of business they do with us directly and also their willingness to continue to approve us as a mortgage insurance provider for loans that they purchase. Particularly in Canada and Australia where a large portion of our business is concentrated with a small number of customers, the loss of business from significant customers could have an adverse effect on the amount of new business we are able to write and consequently, our financial condition and results of operations. Maintaining our business relationships and business volumes with our largest lending customers remains critical to the success of our business.

We cannot be certain that any loss of business from significant customers, or any single lender, would be replaced by other customers, existing or new. As a result of current market conditions and increased regulatory requirements, our lending customers may decide to write business only with a limited number of mortgage insurers or only with certain mortgage insurers, based on their views with respect to an insurer’s pricing, service levels, underwriting guidelines, loss mitigation practices, financial strength or other factors.

As discussed in “Part I—Item 1—Business,” our mortgage insurance businesses in Canada and Australia are highly concentrated in a small number of key distribution partners, which increases our risks and exposure in the event one or more of these partners terminate or reduce their relationship with us. Any termination, reduction or material change in relationship with a key distribution partner could have a material adverse effect on our future sales for one or more products. In addition, in Australia, where mortgage insurance is not required on high loan-to-value loans, some lenders self-insure a portion of their originations. If our lending customers in this market increase the self-insurance or other alternatives to mortgage insurance, this could have an unfavorable impact on the amount of new business we are able to write and consequently, our financial condition and results of operations.

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

As part of our overall risk and capital management strategy, we have historically purchased reinsurance from external reinsurers as well as provided internal reinsurance support for certain risks underwritten by our various business segments. These reinsurance arrangements enable our businesses to transfer risks in exchange for some of the associated economic benefits and, as a result, improve our statutory capital position and manage risk to within our tolerance level. Some of these reinsurance arrangements are indefinite, but others require periodic renewals. For instance, in Australia, reinsurance contracts generally have a two-year base term. At the end of the base term, we can elect a runoff term to continue coverage, but with reducing amounts of regulatory capital benefits or attempt to negotiate a renewal. The availability and cost of reinsurance protection are impacted by our operating and financial performance, including ratings, as well as conditions beyond our control. For example, our recent financial challenges and adverse rating actions may reduce the availability of certain types of reinsurance and make it more costly when it is available, as reinsurers are less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain new reinsurance or renew existing reinsurance arrangements on acceptable terms, or at all, which could increase our risk and adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance or could require us to make capital contributions to maintain regulatory capital requirements. See “—If we are unable to meet the capital requirements mandated by PMIERs because the GSEs amend them or the GSEs’ interpretation of the capital requirements requires us to hold amounts of capital that are higher than we currently have planned or otherwise, we may not be eligible to write new insurance on loans sold to or guaranteed by the GSEs, which would have a material adverse effect on our business, results of operations and financial condition.”

Competitors could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, product investment returns, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Our recent financial challenges have adversely and directly impacted the competitiveness of our life, annuity and long-term care insurance businesses, and indirectly adversely impacted our mortgage insurance businesses. In addition, many competitors offer similar products and use similar distribution channels. The appointment of a receiver to rehabilitate or liquidate or take other adverse regulatory actions against a significant competitor could also negatively impact our businesses if such actions were to impact consumer confidence in industry products and services.

The U.S. private mortgage insurance industry remains highly competitive, particularly with the entry of new participants in the last several years. There are currently seven active mortgage insurers, including us. Some of these private mortgage insurers, particularly new entrants, may have short- to mid-term business goals that differ from ours. For example, we believe that in order to achieve operational scale some competitors have sought to increase their market share through lower pricing on various products. In addition, not all of our mortgage insurance products have the same return on capital profile. Single premium insurance coverage, for instance, has been priced in the market at levels that currently generate lower lifetime premiums and require higher lifetime capital than monthly products. To the extent that some of our competitors are willing to set lower pricing and accept lower returns than we find acceptable, we may lose business opportunities involving products of this type and this may affect our overall business relationship with certain customers. If we match lower pricing on these products, we will experience a similar reduction in returns on capital. In addition, certain competitors have transitioned from delivering price to lenders via standard rate cards to a form of delivery (i.e., “black box”) with limited pricing information which could enhance their ability to change price across incremental risk attributes and shorten the time to implement future pricing changes in the marketplace. Depending upon the degree to which we undertake or match such pricing practices, there may be a material adverse impact on our business, results of operations and financial condition.

We compete with government-owned and government-sponsored enterprises in our mortgage insurance businesses, and this may put us at a competitive disadvantage on pricing and other terms and conditions.

Our U.S. mortgage insurance business competes with the FHA and the VA, as well as, certain local- and state-level housing finance agencies. In particular, since 2008, there has been a significant increase in the number of loans insured by the FHA. Separately, the government-owned and government-sponsored enterprises, including Fannie Mae and Freddie Mac, may also compete with our U.S. mortgage insurance business through certain of their risk-sharing insurance programs. Those competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In addition, those governmental enterprises typically do not have the same capital requirements that we and other mortgage insurance companies have and therefore may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to change prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit or risk management motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations.

Like our U.S. mortgage insurance business, our international mortgage insurance businesses compete with government-owned and government-sponsored enterprises. These competitors may establish pricing terms and business practices that may be influenced by motives such as advancing social housing policy or stabilizing the mortgage lending industry, which may not be consistent with maximizing return on capital or other profitability measures. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have a material adverse effect on our financial condition and results of operations.

In Canada, we compete with CMHC, a corporation owned by the Canadian government. CMHC is a sovereign entity that provides mortgage lenders a lower capital charge and a 100% government guarantee as compared to loans covered by our policy which benefit from a 90% government guarantee. CMHC also operates the CMB and the NHA MBS programs, which provide lenders the ability to efficiently guarantee and securitize their mortgage loan portfolios. If we are unable to effectively distinguish ourselves competitively with our Canadian mortgage lender customers, under current market conditions or in the future, we may be unable to compete effectively with CMHC as a result of the more favorable capital relief it can provide or the other products and incentives that it offers to lenders. Additionally, in times of economic stress, customers may choose CMHC as a result of being a higher rated sovereign entity regardless of our ability to distinguish ourselves competitively from CMHC. In October 2015, Canada elected a new prime minister and new majority party. Under the new regime, CHMC could decide to enhance its offerings or increase its market share, which could have an adverse impact on our ability to maintain our market share in Canada.

Recent conditions in the international financial markets could lead other countries to nationalize our competitors or establish competing governmental agencies, which would further limit our competitive position in international markets and, therefore, materially affect our results of operations.

We have previously had a material weakness in internal control over financial reporting and cannot provide assurance that additional material weaknesses will not be identified in the future. Further material weaknesses in internal control over financial reporting or ineffectiveness in disclosure controls and procedures could result in errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we concluded that we did not have adequate controls designed and in place to ensure that we correctly implemented changes made to one of our methodologies as part of our comprehensive long-term care insurance claim reserves review completed in the third quarter of 2014. As a result, we failed to identify a $44 million after-tax calculation error. Although this control deficiency did not result in a material misstatement in the consolidated financial statements, we concluded a material weakness existed in the controls over the implementation of our long-term care insurance claim reserves assumption and methodology changes because such a misstatement could have occurred. We have since remediated such material weakness in internal control over financial reporting and in our disclosure controls and procedures, and as of December 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective within the meaning of Exchange Act Rule 13a-15(e) and that our internal control over financial reporting was effective, taking into account the steps taken to address such material weakness. Further material weaknesses in internal control over financial reporting or ineffectiveness in disclosure controls and procedures could occur however and result in errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price.

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

We retain confidential information in our computer systems, and we rely on commercial technologies to maintain the security of those systems, including computers or mobile devices. Anyone who is able to circumvent our security measures and penetrate our computer systems or misuse authorized access could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable information, personal health information and proprietary business information. Our employees, distribution partners and other vendors may use portable computers or mobile devices which may contain similar information to that in our computer systems, and these devices have been and can be lost, stolen or damaged, and therefore subject to the same risks as our other computer systems. In addition, an increasing number of states and foreign countries require that affected parties be notified or other actions be taken (which could involve significant costs to us) if a security breach results in the inappropriate disclosure of personally identifiable information. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation. Any compromise of the security of our computer systems or those of our partners and third-party service providers that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

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

Insurance and Product-Related Risks

We may not be able to increase premiums or reduce benefits on our in-force long-term care insurance policies by enough or quickly enough and the rate actions or reduced benefits currently being implemented and any future rate actions may adversely affect demand for our long-term care insurance products, our reputation in the market, our results of operations and our financial condition.

The success of our strategy for our long-term care insurance business is based on our ability to obtain significant price increases or benefit reductions, as warranted and actuarially justified based on our experience, on our in-force block of long-term care insurance policies and price our new policies appropriately (at significantly higher prices than has historically been the case). The adequacy of our current long-term care insurance reserves also depends significantly on various assumptions and our ability to successfully execute our in-force management plan through increased premiums or reduced benefits as anticipated. Although the terms of all of our long-term care insurance policies permit us to increase premiums during the premium-paying period, these increases generally require regulatory approval, which can often take a long time to obtain and may not be obtained in all relevant jurisdictions or for the full amounts requested. In addition, some states are considering adopting long-term care insurance rate increase legislation that would further limit increases in long-term care insurance premium rates beyond the rate stability legislation previously adopted in certain states, which would adversely impact our ability to achieve anticipated rate increases. Rate increases by us or our competitors could also adversely affect our reputation in the markets in which we operate, adversely impact our ability to continue to market and sell new long-term care insurance products, make it more difficult for us to obtain future rate increases and adversely impact our ability to retain existing policyholders and agents. Policyholders may be unwilling or unable to pay the increased premiums we will seek to charge. We cannot predict how our policyholders (or potential future policyholders), agents, competitors and regulators may react to any rate increases, nor can we predict if regulators will approve regulated rate increases. We may also be forced to stop selling our long-term care insurance products in markets where we cannot achieve satisfactory rate increases, which will cause a further decrease in our sales.

In addition, we include assumptions for significant anticipated (but not yet filed) future premium rate increases or benefit reductions in our determination of loss recognition testing of our long-term care insurance reserves under U.S. GAAP and asset adequacy testing of our statutory long-term care insurance reserves (except for our New York insurance subsidiary). We may not be able to realize these anticipated rate increases or benefit reductions in the future as a result of our inability to obtain required regulatory approvals or other factors. In this event, we would have to increase our long-term care insurance reserves by amounts that could be material. Moreover, we may not be able to mitigate the impact of unexpected adverse experience by increasing premiums and/or other charges to policyholders (when we have the right to do so) or alternatively by reducing benefits. If we are not able to achieve associated benefit reductions for our in-force long-term care insurance policies to the extent we anticipate, we may make greater payments under our long-term care insurance policies than we currently project.

There can also be no assurance that the premium levels of our current and future products will be well received by the market, and we may suffer from a decreased demand for our long-term care insurance products. If we are unable to sell our long-term care insurance products at such premium levels, we may not be able to sell them profitably or at all, and our results of operations and financial condition may be materially adversely affected.

If demand fails to increase new sales for our long-term care insurance products, our business and our financial condition and results of operations could be materially adversely affected.

A large percentage of our premium revenue is derived from sales of our long-term care insurance products. In recent years, industry sales of these products have declined. Several factors can affect demand for these products, including changes in market and economic conditions, risk tolerance of insurers and customers and legislative or regulatory changes. In the past, decisions by insurers to cease offering these products, to raise prices on in-force policies or new policies and/or to introduce new products with higher prices have negatively impacted sales for these products. These actions resulted in decreased purchases of these products and have caused some distributors to reduce their sales focus on these products. Our success in this business depends on our ability to introduce and market products and services that are financially attractive and address our customers’ changing demands. If the market for long-term care insurance products continues to decline, or if we are unable to compete effectively in that market with our product offerings, our financial condition and results of operations could be materially adversely affected. Reduced sales may also have a negative impact on our ability to receive future rate increases on our in-force policies, as state Medicaid systems may have decreased reliance on private funding of long-term care services through long-term care insurance. For the impact on sales of these products from recent rating changes, see “—Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us.”

We cannot be sure of the extent of benefits we will realize from loss mitigation actions or programs in our mortgage insurance businesses in the future.

As part of our loss mitigation efforts in the United States, Canada and Australia, we routinely investigate insured loans and evaluate the related servicing to ensure compliance with applicable guidelines and to detect possible fraud or misrepresentation. As a result, we have, and may in the future, rescind coverage on loans that do not meet our guidelines or curtail the amount of claims payable for non-compliance. In the past, we recognized significant benefits from taking action on these investigations and evaluations under our master policies. While we believe these actions are valid and expect additional actions based on future investigations and evaluations, we can give no assurance on the extent to which we may continue to see such rescissions or curtailments. In addition, insured lenders may object to our actions and we continue to have discussions with certain of those lenders regarding their objections to our actions that in the aggregate are material. If disputed by the insured and a legal proceeding were instituted, the validity of our actions would be determined by arbitration or judicial proceedings unless otherwise settled. In the near term, sales could be reduced or eliminated as a result of a dispute with one or more lenders and such disputes could have an adverse effect on our long-term relationships with those lenders that are impacted. Further, our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be rescinded or have their claims curtailed. A variance between ultimate action rates and these estimates could have a material adverse effect on our financial position and results of operations. For example, if the loan modification trend in 2016 worsens beyond our expectations, we would expect further aging of our delinquent loan inventory, which could increase our loss reserves.

In the United States, the mortgage finance industry (with government support) has adopted various programs to modify delinquent loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. In all of our mortgage insurance businesses, regardless of jurisdiction, our master policies contain covenants that require cooperation and loss mitigation by the insured. The effect on us of a loan modification depends on re-default rates, which in turn can be affected by factors such as changes in home values and unemployment. Our estimates of the number of loans qualifying for modification programs is based on management judgment as informed by past experience and current market conditions but are inherently uncertain. We cannot predict what the actual volume of loan modifications will be or the ultimate re-default rate, and therefore, we cannot be certain whether these efforts will provide material benefits to us.

The premiums we agree to charge upon writing a mortgage insurance policy may not adequately compensate us for the risks and costs associated with the coverage we provide for the entire duration of that policy.

We establish renewal premium rates for the duration of a mortgage insurance policy upon issuance, and we cannot cancel the policy or adjust the premiums after the policy is issued. As a result, we cannot offset the impact of unanticipated claims with premium increases on policies in-force, and we cannot refuse to renew mortgage insurance coverage. In addition, our premium rates vary with the perceived risk of a claim on the insured loan, which takes into account factors such as the loan-to-value ratio, our long-term historical loss experience, whether the mortgage provides for fixed payments or variable payments, the term of the mortgage, the borrower’s credit history and the level of documentation and verification of the borrower’s income and assets. Our ability to properly determine eligibility and accurate pricing for the mortgage insurance we issue is dependent upon our underwriting and other operational routines. These underwriting routines may vary across the jurisdictions in which we do business. Deficiencies in actual practice in this area could have a material adverse impact on our results. In the event the premiums we agree to charge upon writing a mortgage insurance policy may not adequately compensate us for the risks and costs associated with the coverage, it may have a material adverse effect on our business, results of operation and financial condition.

A significant portion of our mortgage insurance coverage consists of mortgage loans with high loan-to-value ratios, which typically have claim incidence rates substantially higher than mortgage loans with lower loan-to-value ratios. In Canada and Australia, the risks of having a portfolio with a significant portion of high loan-to-value mortgages are greater than in the United States and Europe because we generally agree to cover 100% of the losses associated with mortgage defaults in those markets, compared to percentages in the United States and Europe that typically range between 10% and 35% of the loan amount. Although we take these factors into account in setting premiums, the difference in premium rates may not be sufficient to compensate us for the greater risks associated with mortgage loans bearing higher loan-to-value ratios or 100% cover.

A decrease in the volume of high loan-to-value home mortgage originations or an increase in the volume of mortgage insurance cancellations could result in a decline in our revenue in our mortgage insurance businesses.

We provide mortgage insurance primarily for high loan-to-value mortgages. Factors that could lead to a decrease in the volume of high loan-to-value mortgage originations include, but are not limited to:

•	an increase in the level of home mortgage interest rates and, in the United States, a reduction or loss of mortgage interest deductibility for federal income tax purposes;

•	implementation of more rigorous mortgage lending regulation, such as under Dodd-Frank Act in the United States and APRA Prudential Practice Guides in Australia;

•	a decline in economic conditions generally, or in conditions in regional and local economies;

•	the level of consumer confidence, which may be adversely affected by economic instability, war or terrorist events;

•	an increase in the price of homes relative to income levels;

•	adverse population trends, including lower homeownership rates;

•	high rates of home price appreciation, which for refinancings affect whether refinanced loans have loan-to-value ratios that require mortgage insurance; and

•	changes in government housing policy encouraging loans to first-time home buyers.

A decline in the volume of high loan-to-value mortgage originations would reduce the demand for mortgage insurance and, therefore, could have a material adverse effect on our financial condition and results of operations.

In addition, a significant percentage of the premiums we earn each year in our U.S. mortgage insurance business are renewal premiums from insurance policies written in previous years. We estimate that approximately 88%, 90% and 87%, respectively, of our U.S. gross premiums earned in each of the years ended December 31, 2015, 2014 and 2013 were renewal premiums. As a result, the length of time insurance remains in-force is an important determinant of our mortgage insurance revenues. Fannie Mae, Freddie Mac and many other mortgage investors in the United States generally permit a homeowner to ask the loan servicer to cancel the borrower’s obligation to pay for mortgage insurance when the principal amount of the mortgage falls below 80%

of the home’s value. Factors that tend to reduce the length of time our mortgage insurance remains in-force include:

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

Our U.S. policy flow persistency rates increased from 46% for the year ended December 31, 2003 to elevated levels of 81%, 82% and 80% for the years ended December 31, 2013, 2014 and 2015, respectively. A decrease in persistency in the U.S. market generally would reduce the amount of our insurance in-force and could have a material adverse effect on our financial condition and results of operations. However, higher persistency on certain products, especially A minus, Alt-A, ARMs and certain 100% loan-to-value loans, could have a material adverse effect if claims generated by such products remain elevated or increase.

The amount of mortgage insurance we write could decline significantly if alternatives to private mortgage insurance are used or lower coverage levels of mortgage insurance are selected.

There are a variety of alternatives to private mortgage insurance that may reduce the amount of mortgage insurance we write. These alternatives include:

•	originating mortgages in the United States that consist of two simultaneous loans, known as “simultaneous seconds,” comprising a first mortgage with a loan-to-value ratio of 80% and a simultaneous second mortgage for the excess portion of the loan, instead of a single mortgage with a loan-to-value ratio of more than 80%;

•	using government mortgage insurance programs;

•	holding mortgages in the lenders’ own loan portfolios and self-insuring;

•	using programs, such as those offered by Fannie Mae and Freddie Mac in the United States, requiring lower mortgage insurance coverage levels;

•	originating and securitizing loans in mortgage-backed securities whose underlying mortgages are not insured with private mortgage insurance or which are structured so that the risk of default lies with the investor, rather than a private mortgage insurer; and

•	using credit default swaps or similar instruments, instead of private mortgage insurance, to transfer credit risk on mortgages.

A decline in the use of private mortgage insurance in connection with high loan-to-value home mortgages for any reason would reduce the demand for flow mortgage insurance which could have a material adverse effect on our business, financial condition and results of operations.

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

Genetic testing research and discovery is advancing at a rapid pace. Though some of this research is focused on identifying the genes associated with rare diseases, much of the research is focused on identifying the genes associated with an increased risk of various diseases such as diabetes, heart disease, cancer and Alzheimer’s disease. Diagnostic testing utilizing various blood panels or imaging techniques may allow clinicians to detect similar diseases during an earlier phase. We believe that if an individual learns through such testing that they are predisposed to a condition that may reduce their life expectancy or increase their chances of requiring long-term care, they potentially will be more likely to purchase life and long-term care insurance policies or not permit their existing policy to lapse. In contrast, if an individual learns that they lack the genetic predisposition to develop the conditions that reduce longevity or require long-term care, they potentially will be less likely to purchase life and long-term care insurance products, but more likely to purchase certain annuity products and permit their life and long-term care insurance policies to lapse.

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

Other Risks

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

We currently utilize significant deferred tax assets to offset income. The extent to which we can utilize deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% shareholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% shareholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

We have agreed to make payments to GE based on the projected amounts of certain tax savings we expect to realize as a result of our IPO. We will remain obligated to make these payments even if we do not realize the related tax savings and the payments could be accelerated in the event of certain changes in control.

Under the Tax Matters Agreement, we have an obligation to pay GE a fixed amount over approximately the next eight years. This fixed obligation, the estimated present value of which was $188 million and $216 million as of December 31, 2015 and 2014, respectively, equals 80% (subject to a cumulative $640 million maximum amount) of the tax savings projected as a result of our IPO in 2004. Even if we fail to generate sufficient taxable income to realize the projected tax savings, we will remain obligated to pay GE, and this could have a material adverse effect on our financial condition and results of operations. We could also, subject to regulatory approval, be required to pay GE on an accelerated basis in the event of certain changes in control of our company.

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

Under our Tax Matters Agreement with GE, if any person or group of persons other than GE or its affiliates gains the power to direct the management and policies of our company, we could become obligated immediately to pay to GE the total present value of all remaining tax benefit payments due to GE over the full term of the agreement. The estimated present value of our fixed obligation as of December 31, 2015 and 2014 was $188 million and $216 million, respectively. Similarly, if any person or group of persons other than us or our affiliates gains effective control of one of our subsidiaries, we could become obligated to pay to GE the total present value of all such payments due to GE allocable to that subsidiary, unless the subsidiary assumes the obligation to pay these future amounts under the Tax Matters Agreement and certain conditions are met. The acceleration of payments would be subject to the approval of certain state insurance regulators, and we are obligated to use our reasonable best efforts to seek these approvals. This feature of the agreement could adversely affect a potential merger or sale of our company. It could also limit our flexibility to dispose of one or more of our subsidiaries, with adverse implications for any business strategy dependent on such dispositions.

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

We own our headquarters facility in Richmond, Virginia, which consists of approximately 461,000 square feet in four buildings, as well as several facilities in Lynchburg, Virginia with approximately 450,000 square feet. In addition, we lease approximately 229,000 square feet of office space in 11 locations throughout the United States. We also lease approximately 166,000 square feet in 16 locations outside the United States.

Most of our leases in the United States and other countries have lease terms of three to five years. Although some leases have longer terms, no lease has an expiration date beyond 2022. Our aggregate annual rental expense under all leases was $11 million during the year ended December 31, 2015.

We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings

See note 21 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for a description of material pending litigation and regulatory matters affecting us.

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

Market for Common Stock

Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “GNW.” The following table sets forth the high and low intra-day sales prices per share of our Class A Common Stock, as reported by the New York Stock Exchange, for the periods indicated:

2015	High	Low
First Quarter	$8.82	$6.75
Second Quarter	$9.19	$7.27
Third Quarter	$7.90	$4.23
Fourth Quarter	$5.75	$3.46

2014	High	Low
First Quarter	$18.26	$14.24
Second Quarter	$18.74	$15.66
Third Quarter	$17.85	$12.64
Fourth Quarter	$14.10	$7.17

As of February 10, 2016, we had 307 holders of record of our Class A Common Stock.

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

	2010	2011	2012	2013	2014	2015
Genworth Financial, Inc.	$100.00	$49.85	$57.15	$118.19	$64.69	$28.39
S&P 500 Insurance Index	$100.00	$91.72	$109.23	$160.25	$173.53	$177.57
S&P 500®	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75

Beginning in November 2015, we are now included in the S&P Mid-Cap 400 index. Going forward, we will re-evaluate the appropriate indices to use in this comparison.

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

The following table sets forth selected financial information. The selected financial information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Statements of Income Information
Revenues:
Premiums	$4,579	$4,700	$4,516	$4,364	$4,850
Net investment income	3,138	3,142	3,155	3,216	3,210
Net investment gains (losses)	(75)	(22)	(64)	22	(194)
Policy fees and other income	906	909	1,018	1,226	1,037

Total revenues	8,548	8,729	8,625	8,828	8,903

Benefits and expenses:
Benefits and operating expenses	8,144	9,595	7,182	7,752	8,445
Interest expense	419	433	450	431	468

Total benefits and expenses	8,563	10,028	7,632	8,183	8,913

Income (loss) from continuing operations before income taxes	(15)	(1,299)	993	645	(10)
Provision (benefit) for income taxes	(9)	(94)	313	131	(45)

Income (loss) from continuing operations	(6)	(1,205)	680	514	35
Income (loss) from discontinued operations, net of taxes (1)	(407)	157	34	11	142

Net income (loss)	(413)	(1,048)	714	525	177
Less: net income attributable to noncontrolling interests (2)	202	196	154	200	139

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560	$325	$38

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.42)	$(2.82)	$1.07	$0.64	$(0.21)

Diluted (3)	$(0.42)	$(2.82)	$1.05	$0.63	$(0.21)

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders per common share:
Basic (1)	$(0.82)	$0.32	$0.07	$0.02	$0.29

Diluted (1)	$(0.82)	$0.32	$0.07	$0.02	$0.29

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.24)	$(2.51)	$1.13	$0.66	$0.08

Diluted (3)	$(1.24)	$(2.51)	$1.12	$0.66	$0.08

Weighted-average common shares outstanding: (4)
Basic	497.4	496.4	493.6	491.6	490.6

Diluted (3)	497.4	496.4	498.7	494.4	493.5

Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years ended December 31,
(Amounts in millions)	2015	2014	2013	2012	2011
Selected Segment Information
Total revenues:
U.S. Mortgage Insurance	$665	$639	$616	$676	$702
Canada Mortgage Insurance	564	669	760	786	823
Australia Mortgage Insurance	474	537	555	567	612
U.S. Life Insurance	6,545	6,587	6,330	6,250	6,130
Runoff	259	275	302	381	525
Corporate and Other	41	22	62	168	111

Total	$8,548	$8,729	$8,625	$8,828	$8,903

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
U.S. Mortgage Insurance	$179	$91	$37	$(114)	$(494)
Canada Mortgage Insurance	140	167	182	239	162
Australia Mortgage Insurance	103	27	227	140	218
U.S. Life Insurance	(253)	(1,405)	384	274	356
Runoff	(5)	14	49	58	(37)
Corporate and Other	(372)	(295)	(353)	(283)	(309)

Total	$(208)	$(1,401)	$526	$314	$(104)

Consolidated Balance Sheet Information
Total investments	$69,128	$71,773	$67,203	$72,638	$70,227
All other assets (5)	37,176	37,400	38,370	37,663	38,630
Assets held for sale (1)	127	2,143	2,425	2,964	3,265

Total assets	$106,431	$111,316	$107,998	$113,265	$112,122

Policyholder liabilities	$74,087	$73,313	$69,733	$70,744	$69,422
Non-recourse funding obligations	1,920	1,981	2,021	2,047	3,220
Long-term borrowings	4,570	4,612	5,131	4,748	4,697
All other liabilities	11,090	13,519	14,242	16,527	17,091
Liabilities held for sale (1)	127	1,094	1,251	1,418	1,560

Total liabilities	$91,794	$94,519	$92,378	$95,484	$95,990

Accumulated other comprehensive income (loss)	$3,010	$4,446	$2,542	$5,202	$4,047
Noncontrolling interests (2)	$1,813	$1,874	$1,227	$1,288	$1,110
Total equity	$14,637	$16,797	$15,620	$17,781	$16,132

U.S. Statutory Financial Information (6)
Statutory capital and surplus (7)	$4,941	$5,409	$5,104	$4,489	$4,604
Asset valuation reserve	$339	$311	$272	$218	$149

(1)

On December 1, 2015, we sold our lifestyle protection insurance business, which was accounted for as discontinued operations and its financial position and results of operations were separately reported for all periods presented. On October 27, 2015, we announced that GMICO, our wholly-owned indirect subsidiary, entered into an agreement to sell our European mortgage insurance business. As the held-for-sale criteria were satisfied during the fourth quarter of 2015, we reported this business as held for sale and its financial position is separately reported for all periods presented. On August 30, 2013, we sold our wealth management business, which was accounted for as discontinued operations and its financial position and results of operations were separately reported for all periods presented. Also included in discontinued operations was our tax and advisor unit, Genworth Financial Investment Services, which was part of our wealth management business until its sale on April 2, 2012. See note 24 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information.
(2)	Noncontrolling interests relate to the IPOs of our Australian and Canadian mortgage insurance businesses. On May 21, 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, completed an IPO of 220,000,000 of its ordinary shares. Following completion of the initial offering, we beneficially owned 66.2% of the ordinary shares of Genworth Australia. On May 15, 2015, we sold 92,300,000 of our shares in Genworth Australia at AUD$3.08 per ordinary share. Following completion of this offering, Genworth Financial beneficially owns 52.0% of the ordinary shares of Genworth Australia through subsidiaries. We completed an IPO of our Canadian mortgage insurance business in July 2009 which reduced our ownership percentage to 57.5%. We currently hold approximately 57.3% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. See note 23 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to noncontrolling interests.
(3)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2015 and 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the years ended December 31, 2015 and 2014, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 1.6 million and 5.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2015 and 2014, dilutive potential weighted-average common shares outstanding would have been 499.0 million and 502.0 million, respectively.
(4)	The number of shares used in our calculation of diluted earnings per common share in 2011, 2012, 2013, 2014 and 2015 was affected by stock options, RSUs and SARs and was calculated using the treasury method.
(5)	We have several significant reinsurance transactions with UFLIC, an affiliate of GE, our former parent company, in which we ceded certain blocks of structured settlement annuities, variable annuities and long-term care insurance. As a result of these transactions, we transferred investment securities to UFLIC and recorded a reinsurance recoverable that was included in “all other assets.” For a discussion of this transaction, refer to note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(6)	We derived the U.S. Statutory Financial Information from Annual Statements of our U.S. domiciled insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.
(7)	Combined statutory capital and surplus for our U.S. domiciled insurance subsidiaries includes surplus notes issued by our U.S. life insurance subsidiaries and statutorily required contingency reserves held by our U.S. mortgage insurance subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Overview

Our business

We are dedicated to helping meet the homeownership and long-term care needs of our customers. We have the following five operating business segments: U.S. Mortgage Insurance; Canada Mortgage Insurance; Australia Mortgage Insurance; U.S. Life Insurance; and Runoff. We also have Corporate and Other activities.

Our financial information

The financial information in this Annual Report on Form 10-K has been derived from our consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	U.S. Mortgage Insurance. The revenues in our U.S. Mortgage Insurance segment consist primarily of:

•	net premiums earned on U.S. mortgage insurance policies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio; and

•	fee revenues from contract underwriting services.

•	Canada Mortgage Insurance. The revenues in our Canada Mortgage Insurance segment consist primarily of:

•	net premiums earned on Canada mortgage insurance policies; and

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio.

•	Australia Mortgage Insurance. The revenues in our Australia Mortgage Insurance segment consist primarily of:

•	net premiums earned on Australia mortgage insurance policies; and

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolio.

•	U.S. Life Insurance. The revenues in our U.S. Life Insurance segment consist primarily of:

•	net premiums earned on individual and group long-term care insurance, individual term life insurance and single premium immediate annuities with life contingencies;

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	policy fees and other income, including surrender charges, mortality and expense risk charges, and other administrative charges.

•	Runoff. The revenues in our Runoff segment consist primarily of:

•	net investment income and net investment gains (losses) on the segment’s separate investment portfolios; and

•	policy fees and other income, including mortality and expense risk charges, primarily from variable annuity contracts, and other administrative charges.

•	Corporate and Other. The revenues in Corporate and Other activities consist primarily of:

•	net premiums earned primarily on mortgage insurance policies in certain smaller international mortgage insurance businesses;

•	unallocated net investment income and net investment gains (losses); and

•	policy fees and other income from other businesses that are managed outside of our operating segments and eliminations of inter-segment transactions.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of DAC and other intangible assets;

•	goodwill impairment charges;

•	interest and other financing expenses; and

•	income taxes.

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

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.

2015 compared to 2014

•	We had a net loss available to Genworth Financial, Inc.’s common stockholders of $615 million in 2015 compared to $1,244 million in 2014.

•	We recorded a DAC impairment of $296 million in our life insurance business in 2015 related to a life block transaction discussed below. In addition, we recorded a charge of $194 million related to our annual review of assumptions in our universal and term universal life insurance products in 2015. For additional information on our annual assumption review and the related impacts on DAC, PVFP and reserves, see “—Critical Accounting Estimates.” We also had a net $69 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in 2015.

•	In 2015, we also recorded a loss of $407 million related to our lifestyle protection insurance business and an estimated loss of $141 million related to the planned sale of our mortgage insurance business in Europe. See “—Significant Developments” below for additional information regarding these transactions.

•	In 2014, we increased reserves in our long-term care insurance business by $478 million as a result of our loss recognition testing completed in the fourth quarter of 2014 and by $345 million related to the completion of a review of our claim reserves in the third quarter of 2014. For additional information on reserves, see “—Critical Accounting Estimates—Insurance liabilities and reserves.” We also recorded goodwill impairments of $791 million in our U.S. Life Insurance segment in 2014.

•	As we considered potential business portfolio changes in the fourth quarter of 2014, we recognized a tax charge of $174 million associated with our Australian mortgage insurance business as we could no longer assert our intent to permanently reinvest earnings in that business. We also recorded a charge of $31 million in the fourth quarter of 2014 in connection with our plans to sell our lifestyle protection insurance business from a change to the permanent reinvestment assertion on one of its legal entities.

2014 compared to 2013

•	We had a net loss available to Genworth Financial, Inc.’s common stockholders of $1,244 million in 2014 compared to net income available to Genworth Financial, Inc.’s common stockholders of $560 million in 2013.

•	In 2014, we increased reserves in our long-term care insurance business by $478 million as a result of our loss recognition testing completed in the fourth quarter of 2014 and by $345 million related to the completion of a review of our claim reserves in the third quarter of 2014. For additional information on reserves, see “—Critical Accounting Estimates—Insurance liabilities and reserves.” We also recorded goodwill impairments of $791 million in our U.S. Life Insurance segment in 2014. These decreases were partially offset by $102 million of increased premiums and reduced benefits from in-force rate actions in our long-term care insurance business in 2014.

•	As we considered potential business portfolio changes in the fourth quarter of 2014, we recognized a tax charge of $174 million associated with our Australian mortgage insurance business as we could no longer assert our intent to permanently reinvest earnings in that business. We also recorded a charge of $31 million in the fourth quarter of 2014 in connection with our plans to sell our lifestyle protection insurance business from a change to the permanent reinvestment assertion on one of its legal entities. There was also a decrease of $56 million attributable to the IPO of 33.8% of our Australian mortgage insurance business in 2014.

•

In 2014, we recorded $123 million of higher income from discontinued operations primarily related to tax benefits. The net loss available to Genworth Financial, Inc.’s common stockholders in 2014 also included an aggregate increase in our claim reserves in our U.S. mortgage insurance business of $34 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities and a correction of $32 million in our life insurance business related to reserves on a reinsurance transaction.

Significant Developments

The periods under review include, among others, the following significant developments.

Dispositions

•	Sale of our lifestyle protection insurance business. On December 1, 2015, we sold our lifestyle protection insurance business to AXA and received approximately $493 million with net proceeds of approximately $400 million, subject to the finalization of closing balance sheet purchase price adjustments. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

•	Agreement to sell our mortgage insurance business in Europe. On October 27, 2015, we entered into an agreement to sell our European mortgage insurance business that is expected to result in net proceeds of approximately $55 million to GMICO. The transaction is expected to close in the first quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals. See note 24 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

•	Agreement to sell life insurance block. On September 30, 2015, GLAIC, our indirect wholly-owned subsidiary, entered into a Master Agreement (the “Master Agreement”) for a life block transaction with Protective Life Insurance Company (“Protective Life”). Pursuant to the Master Agreement, GLAIC and Protective Life agreed to enter into a reinsurance agreement, under the terms of which Protective Life would coinsure certain term life insurance business of GLAIC (the “GLAIC Block”), net of third-party reinsurance. The transaction closed in January 2016. See note 6 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

•	Partial sale of Genworth Australia. In May 2014, we completed an IPO of Genworth Australia, in which we sold a 33.8% interest in this business. In May 2015, we sold an additional 14.2% of our interest in Genworth Australia. After completion of the offering, we beneficially own 52.0% of Genworth Australia. See note 23 in our consolidated financial statements under “Part II—Item 8—Financial Statements and Supplementary Data” for additional information.

U.S. Mortgage Insurance

•	PMIERs compliance. As of December 31, 2015, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Our U.S. mortgage insurance business generated a total of approximately $535 million in PMIERs capital credit in 2015 from three GSE approved reinsurance transactions covering our 2009 through 2015 book years as well as the intercompany sale of its ownership of affiliated preferred securities for approximately $200 million and an internal restructuring of legal entities. For additional information related to PMIERs, see “Part I— Item 1—Business—Regulation—Mortgage Insurance Regulation—Other U.S. regulation.”

•

Completion of new reinsurance transactions. Our U.S. mortgage insurance business has entered into three separate reinsurance transactions for the primary purpose of obtaining capital credit under PMIERs in order to meet the PMIERs financial requirements. The reinsurance coverage is provided by a panel of reinsurance partners each currently rated “A” or better by S&P or A.M Best. The reinsurance transactions cover our 2009 through 2015 book years and are structured as excess of loss coverage where both the attachment and detachment points of the ceded risk tier are within the PMIERs capital requirements at inception. The reinsurance transactions provided an aggregate of approximately $535 million of PMIERs capital credit as of December 31, 2015, representing approximately 43% of the gross aggregate PMIER Required Assets on the performing 2009 through 2015 book years. The 2015 treaty currently includes eligible mortgage insurance certificates issued through the third quarter of 2015 but will include eligible certificates issued in the fourth quarter of 2015 beginning January 1,

2016. The treaties for our 2009 through 2013 and 2014 book years were closed block transactions. Each reinsurance treaty has a term of 10 years and each grant Genworth a unilateral right to commute after year three subject to certain performance triggers.

U.S. Life Insurance

•	Announced initiative to restructure our U.S. life insurance businesses. On February 4, 2016, we announced our initiative to restructure our U.S. life insurance businesses by repatriating our existing business from BLAIC to our U.S. life insurance subsidiaries, and then separating and potentially isolating our long-term care insurance business. Once all business is repatriated from BLAIC, we intend through a series of reinsurance and restructuring transactions to separate our long-term care insurance business into GLIC and GLICNY and then potentially isolate this business from Genworth Holdings. These actions are expected to be part of a multi-phased process and will require regulatory approval from several different regulatory jurisdictions, and may require other third-party approvals. We would aim to complete these actions over the next 12 to 18 months. As part of this restructuring plan, we have committed to contribute $200 million of holding company cash (from the anticipated tax benefit related to a life block transaction that closed in January 2016 and is expected to be paid to the holding company in the third quarter of 2016) to GLIC.

•	Suspension of sales of our traditional life insurance and fixed annuity products. As part of our initiative announced on February 4, 2016 to restructure our U.S. life insurance businesses, we decided to suspend sales of our traditional life insurance and fixed annuity products after the first quarter of 2016 given the continued impact of ratings and recent sales levels of these products. This action is expected to reduce cash expenses by approximately $50 million pre-tax annually and we expect to record a restructuring charge of approximately $15 million pre-tax in the first quarter of 2016 related to this decision.

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on the older generation blocks of business that were written before 2002. We are also requesting premium rate increases on newer blocks of business, as needed. For all of these rate action filings, we received 35 filing approvals from 24 states in 2015, representing a weighted-average increase of 29% on $739 million in annualized in-force premiums. We also submitted 79 new filings in 28 states in 2015, representing $546 million in in-force premiums.

•	Long-term care insurance margins. In the fourth quarter of 2015, we completed our annual assumption review for our long-term care insurance business and our U.S. GAAP margins remain positive at levels slightly above our prior year margins. For additional information on reserves, see “—Critical Accounting Estimates—Insurance liabilities and reserves.”

•	Completion of life insurance assumption review. In the fourth quarter of 2015, we completed our annual review of assumptions, which resulted in $194 million of charges, which included $36 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements.

•	RBC ratio. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 393% and 435% of the company action level as of December 31, 2015 and 2014, respectively. The RBC ratio for the year ended December 31, 2015 was impacted by $198 million of additional statutory reserves primarily reflecting assumption updates in our universal and term universal life insurance products in the fourth quarter of 2015. In addition, based on our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million of additional statutory reserves in the fourth quarter of 2015.

•

Suspension of distribution by certain distributors. Several distributors suspended distribution related to our U.S. life insurance products following the adverse rating actions after the announcement of our results for the third and fourth quarters of 2014. Those distributors represented, in aggregate, approximately 18%, 16% and 9%, respectively, of 2014 sales of our linked-benefits, annuities and long-term care insurance products.

Following the adverse rating actions after the announcement of our results for the fourth quarter of 2015, additional distributors, representing in excess of 20% of our 2015 individual long-term care insurance sales, suspended distribution of our long-term care insurance products.

Liquidity and Capital Resources

•	Redemption of 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid accrued and unpaid interest and a make-whole premium of approximately $23 million pre-tax using cash proceeds received from the sale of our lifestyle protection insurance business.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. We have described certain materials trends and conditions in the relevant consolidated and segment discussions below.

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

The following tables summarize the primary sources of data considered when determining fair value of each class of fixed maturity securities as of December 31:

	2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$52,141	$—	$52,141	$—
Broker quotes	1,646	—	—	1,646
Internal models	4,410	—	876	3,534

Total fixed maturity securities	$58,197	$—	$53,017	$5,180

	2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Pricing services	$54,641	$—	$54,641	$—
Broker quotes	1,829	—	—	1,829
Internal models	4,607	—	682	3,925

Total fixed maturity securities	$61,077	$—	$55,323	$5,754

See notes 2, 4 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to the valuation of fixed maturity securities and a description of the fair value measurement estimates and level assignments.

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

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also use derivative instruments to hedge certain currency exposures. Additionally, we purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from among other things: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve. See notes 2, 5 and 16 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for an additional description of derivative instruments and fair value measurements of derivative instruments.

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

The amortization of DAC for traditional long-duration insurance products (including term life insurance, life-contingent structured settlements and immediate annuities and long-term care insurance) is determined as a level proportion of premium based on accepted actuarial methods and reasonable assumptions including related to investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing, also known as loss recognition testing, deems them to be inadequate. Amortization is adjusted each period to reflect actual lapses or terminations. Accordingly, we could experience accelerated amortization of DAC if policies lapse or terminate earlier than originally assumed, or if we fail recoverability testing.

Amortization of DAC for deferred annuity and universal life insurance contracts is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions including interest rates, policyholder persistency or lapses, insured mortality and expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2015, 2014 and 2013, key assumptions were unlocked in our U.S. Life Insurance and Runoff segments to reflect our current expectation of future investment spreads, lapse rates and mortality.

The amortization of DAC for mortgage insurance is based on expected gross margins. Expected gross margins, defined as premiums less losses, are set based on assumptions for future persistency and loss development of the business. These assumptions are updated for actual experience to date or as our expectations of future experience are revised based on experience studies. Due to the inherent uncertainties in making assumptions about future events, materially different experience from expected results in persistency or loss development could result in a material increase or decrease to DAC amortization. For the years ended December 31, 2015, 2014 and 2013, assumptions were unlocked in our mortgage insurance businesses to reflect our current expectation of future persistency and loss projections.

The following table sets forth the increase (decrease) in amortization of DAC related to unlocking of underlying key assumptions by segment for the years ended December 31:

(Amounts in millions)	2015	2014	2013
U.S. Life Insurance	$97	$4	$21
Canada Mortgage Insurance	—	—	1
Australia Mortgage Insurance	1	—	—
U.S. Mortgage Insurance	1	—	—
Runoff	(5)	(9)	1

Total	$94	$(5)	$23

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

In the fourth quarter of 2015, as part of our annual review of assumptions, we increased DAC amortization by $109 million in our universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements as well as corrections related to reinsurance inputs. The review of assumptions also contributed significantly to the 2015 impact on universal and term universal life policyholder account balances. Select sensitivities for persistency, long-term interest rates and mortality are more fully discussed under “—Insurance liabilities and reserves—Policyholder account balances” below.

As part of a life block transaction in 2015, we recorded $455 million of additional DAC amortization to reflect loss recognition on certain term life insurance policies. For the years ended December 31, 2014 and 2015, there were no other charges to income as a result of our DAC loss recognition testing. As of December 31, 2015, we believe all of our other businesses have sufficient future income where the related DAC is recoverable based on our best estimate assumptions. See notes 2 and 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to DAC.

Continued low interest rates have impacted the margins on our fixed immediate annuity products. As of December 31, 2015 and 2014, we had margin of approximately $19 million and $31 million, respectively, on $5,849 million and $6,204 million, respectively, of net U.S. GAAP liability related to our fixed immediate annuity products. The risks we face include adverse variations in interest rates and/or mortality. As of December 31, 2015 and 2014, we had DAC of $17 million and $22 million, respectively, related to our immediate annuity products. Adverse experience in one or both of these risks could result in the DAC associated with our immediate annuity products being no longer fully recoverable as well as the establishment of additional benefit reserves. As of December 31, 2015, for our immediate annuity products, 50 basis points lower interest rates and 2% lower mortality, changes that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in margin reduction of approximately $27 million and $24 million, respectively. Margin reduction below zero results in a charge to current period earnings. Any favorable variation would result in additional margin in our DAC loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. As of December 31, 2015, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under selected adverse variations in our assumptions. For a discussion of our long-term care insurance margins, see “—Insurance liabilities and reserves—Future policy benefits” below.

Present value of future profits. In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from these insurance and investment contracts. This intangible asset, called PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC.

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased PVFP amortization by $14 million for our universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements. During the fourth quarter of 2014, the loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency as described in “—Insurance liabilities and reserves—Future policy benefits” below. As a result, we wrote off the entire PVFP balance for our long-term care insurance business of $6 million through amortization with a corresponding change to net unrealized investment gains (losses). The results of the test were primarily driven by changes in our expectations for future severity of claims, including higher utilization of available benefits and lower rates at which claims terminate. As of December 31, 2015 and 2014, we believe all of our other businesses have sufficient future income where the related PVFP is recoverable based on our best estimate assumptions. For the year ended December 31, 2013, there were no charges to income as a result of our PVFP recoverability testing. See notes 2 and 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to PVFP.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with U.S. GAAP and industry practice. Many factors can affect these reserves, including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium increases; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserve levels, results of operations and financial condition.

Insurance reserves differ for long- and short-duration insurance policies. Measurement of reserves for long-duration insurance contracts (such as life insurance, annuity and long-term care insurance products) is based on approved actuarial methods, and includes assumptions about mortality, morbidity, lapses, interest rates and other factors. Short-duration contracts are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Future policy benefits

The liability for future policy benefits is equal to the present value of future benefits and expenses, less the present value of expected future net premiums based on assumptions including investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. In our long-term care insurance business, our assumptions also include anticipated future premium increases from future in-force rate actions (including anticipated actions that have not yet received regulatory approval). The liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing using current assumptions based on the manner of acquiring, servicing and measuring the profitability of the insurance contracts. Loss recognition testing is generally performed at the line of business level, with acquired blocks and certain reinsured blocks tested separately. Changes in how we manage certain polices could require separate loss recognition testing and could result in future charges to income.

Long-term care insurance block, excluding our acquired block

We perform loss recognition testing for the liability for future policy benefits for our long-term care insurance products in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. In 2014, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $2.3 billion as of December 31, 2014. The results of our 2014 loss recognition test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. Changes to our claim termination rates and benefit utilization rates in our long-term care insurance business decreased our margin by approximately $5.4 billion in 2014. We also included an assumption for future anticipated rate actions which increased our margin by approximately $4.9 billion in 2014. In the fourth quarter of 2014, we began including future rate actions in our loss recognition testing in addition to those rate actions that had already been filed and approved or awaiting regulatory approval. Our assumption for future anticipated rate actions is based on our best estimate of the rate increases we expect given our claims cost expectations and uses our historical experience from rate increase approvals. In addition, we reviewed other assumptions, particularly related to claim frequency, lapse rates, morbidity, mortality improvement and expenses, and updated these assumptions as appropriate, which had a modestly favorable impact on our margin in the aggregate.

In 2015, the results of our loss recognition testing on our long-term care insurance block, excluding the acquired block, indicated that our DAC was recoverable and reserves were sufficient, with a margin of approximately $2.5 billion to $3.0 billion as of December 31, 2015. Our loss recognition testing margin increased in 2015 mainly due to the updated assumptions and methodologies implemented during 2014 and from higher anticipated premiums driven mostly by our anticipated future in-force rate actions. The assumption for future anticipated rate actions increased our margin by approximately $6.0 billion, an increase of approximately $1.1 billion from 2014.

We assume a static discount rate that is in line with our current portfolio yield. Our discount rate assumption for our long-term care insurance block, excluding the acquired block, was 5.24% in 2015 and 5.23% in 2014. This rate represents our expected investment returns based on the portfolio of assets supporting the net U.S. GAAP liability as of the calculation date and, therefore, excluded the benefits of qualifying hedge gains that are not currently amortizing. As of December 31, 2015 and 2014, the liability for future policy benefits associated with our long-term care insurance block, excluding the acquired block, was $18.0 billion and $16.5 billion, respectively.

The impact on our 2015 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Other Block (Excluding the Acquired Block)
Sensitivities on 2015 loss recognition testing:
5% relative increase in future claim costs	$(2,000)
Discount rate decrease of 25 basis points	(1,000)
10% reduction in benefit of future in-force rate actions	(600)

The margin impacts in the table above are each discrete and do not reflect the impact one factor may have on another. For example, the increases in claims costs do not include any offsetting impacts from potential future rate actions. Any such offset from rate actions would primarily impact our long-term care insurance block, excluding the acquired block.

Any future adverse changes in our assumptions could result in both the DAC associated with our long-term care insurance products being no longer fully recoverable as well as the establishment of additional future policy benefit reserves. Any favorable changes would result in additional margin in our loss recognition test and higher income over the remaining duration of the in-force block. Our positive margin for our long-term care insurance business, excluding the acquired block, is dependent on our assumptions regarding our ability to successfully implement our in-force management strategy involving premium increases or reduced benefits. For our long-term care insurance block, excluding the acquired block, any adverse changes in assumptions would only be reflected in net income (loss) to the extent the margin was reduced below zero.

Profits followed by losses

With respect to our long-term care insurance block, excluding the acquired block, while loss recognition testing supports that in the aggregate our reserves are sufficient, our future projections indicate we have projected profits in earlier periods followed by projected losses in later periods. As a result of this pattern of projected profits followed by projected losses, we will ratably accrue additional future policy benefit reserves over the profitable periods, currently expected to be through approximately 2034, by the amounts necessary to offset estimated losses during the periods that follow. Such additional reserves are updated each period and calculated based on our estimate of the amount necessary to offset the losses in future periods utilizing expected income and current best estimate assumptions based on actual and anticipated experience, consistent with our loss recognition testing. We adjust the accrual rate prospectively, going forward over the remaining profit periods, without any catch-up adjustment. During the year ended December 31, 2015, we increased our long-term care insurance future policy benefit reserves by $13 million to accrue for profits followed by losses. The present value of expected losses was approximately $500 million as of December 31, 2015. We currently estimate approximately 15% of future expected profits on our long-term care insurance block, excluding the acquired block, will be accrued in the future to offset estimated future losses during later periods.

Acquired block of long-term care insurance

In 2014, for our acquired block of long-term care insurance, we performed our loss recognition testing and determined that we had negative margin of $716 million. As a result, we wrote off the remaining PVFP balance of $6 million and increased our future policy benefit reserves by $710 million. The results of the test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. The updated assumptions from 2014 remain locked-in until such time as another premium deficiency exists. Due to the premium deficiency that existed in 2014, we monitor our acquired block frequently.

In 2015, our acquired block of long-term care insurance had positive margin of approximately $10 million. Our discount rate assumption decreased from 7.13% in 2014 to 7.02% in 2015, mainly due to the additional lower-yielding assets needed to fund the increase in reserves during the year. As of December 31, 2015 and 2014, the liability for future policy benefits associated with our acquired block of long-term care insurance was $2.6 billion and $2.8 billion, respectively.

The impact on our 2015 long-term care insurance loss recognition testing margin for select sensitivities were as follows:

(Amounts in millions)	Acquired Block
Sensitivities on 2015 loss recognition testing:
5% relative increase in future claim costs	$(185)
Discount rate decrease of 25 basis points	(55)
10% reduction in benefit of future in-force rate actions	(15)

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

Any future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves. Any favorable changes would result in additional margin in our loss recognition test and higher income over the remaining duration of the in-force block. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would be immediately reflected in net income (loss) if our margin for this block is reduced below zero.

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

In the fourth quarter of 2015, as part of our annual review of assumptions, we increased the liability for policyholder account balances by $175 million for our universal and term universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements. As of December 31, 2015 and 2014, we had DAC of $898 million and $975 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $7,490 million and $7,173 million, respectively, related to our universal and term universal life insurance products. Adverse experience in persistency, long-term interest rates and mortality could result in the DAC amortization associated with these products being accelerated as well as the establishment of higher additional benefit reserves. As of December 31, 2015, for our universal and term universal life insurance products, a persistency change to 95% shock lapse at the end of level premium period, 25 basis points lower interest rates and 2% higher mortality would result in a charge to earnings of approximately $100 million, $40 million and $50 million, respectively. These are adverse changes that we consider to be reasonably possible given historical changes in market conditions and experience of these products. Any favorable changes in these assumptions would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.

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

Our liability for policy and contract claims is reviewed regularly, with changes in our estimates of future claims recorded through net income (loss).

The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2015	2014
Long-term care insurance	$6,749	$6,216
U.S. mortgage insurance	849	1,180
Life insurance	202	197
Australia mortgage insurance	165	152
Canada mortgage insurance	87	91
Fixed annuities	18	21
Runoff	18	15
Other mortgage insurance	7	9

Total liability for policy and contract claims	$8,095	$7,881

Long-term care insurance

The liability for policy and contract claims, also known as claim reserves, for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. Our discount rate assumption assumes a static discount rate in-line with our current portfolio yield.

During the third quarter of 2014, we completed a comprehensive review of our long-term care insurance claim reserves. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserve assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. As a result of these changes, we increased our long-term care insurance claim reserves by $604 million, before reinsurance, during the third quarter of 2014. The changes in our assumptions relating to our long-term care insurance claim reserves also informed the review of and changes to assumptions and methodologies used in our fourth quarter of 2014 loss recognition testing, as discussed above. In 2015, we reviewed our assumptions and based on experience, no adjustment was required.

Mortgage insurance

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

In considering the potential sensitivity of the factors underlying management’s best estimate of our mortgage insurance reserves for losses, it is possible that even a relatively small change in estimated delinquency-to-claim rate (“frequency”) or a relatively small percentage change in estimated claim amount (“severity”) could have a significant impact on reserves and, correspondingly, on results of operations. Based on our actual experience during the three-year period ended December 31, 2015 in our U.S. mortgage insurance business, a quarterly change of, for example, 3% in the average frequency reserve factor would change the gross reserve amount for such quarter by approximately $53 million for our U.S. mortgage insurance business. Based on our actual experience during 2015, a quarterly change of, for example, $1,000 in the average severity reserve factor combined with a 1% change in the average frequency reserve factor would change the gross reserve amount by approximately $3 million and $7 million for our mortgage insurance businesses in Canada and Australia, respectively, based on current exchange rates.

Unearned premiums. In our mortgage insurance businesses in Canada and Australia, the majority of our insurance contracts are single premium. For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation, if not included in our expected earnings pattern. The expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical and expected experience. Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates or our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion in Canada and Australia would result in a reduction in earned premiums of approximately $6 million and $3 million, respectively, in the first full year following the decline in flow new insurance written based on current pricing and expected pattern of risk emergence. However, this decline would be partially offset by the recognition of earned premiums from established unearned premium reserves primarily from the last three years of business.

As of December 31, 2015 and 2014, we had $3.3 billion and $3.5 billion, respectively, of unearned premiums, of which $1.5 billion for each period related to our mortgage insurance business in Canada and $1.0 billion and $1.1 billion, respectively, related to our mortgage insurance business in Australia. In our mortgage insurance businesses, we recognize unearned premiums over a period of up to 20 years, most of which are recognized between three and seven years from issue date. The recognition of earned premiums for our mortgage insurance businesses in Canada and Australia involves significant estimates and assumptions as to future loss development and policy cancellations. These assumptions are based on our historical experience and our expectations of future performance, which are highly dependent on assumptions as to long-term macroeconomic conditions including interest rates, home price appreciation and the rate of unemployment. We regularly review our expected pattern of risk emergence and make adjustments based on actual experience and changes in our expectation of future performance with any adjustments reflected in current period income. For the years ended December 31, 2015, 2014 and 2013, increases to earned premiums in our mortgage insurance businesses in Canada and Australia as a result of adjustments made to our expected pattern of risk emergence and policy cancellation assumptions were $8 million, $6 million and $12 million, respectively.

Our expected pattern of risk emergence for our mortgage insurance businesses in Canada and Australia is subject to change given the inherent uncertainty as to the underlying loss development and policy cancellation assumptions and the long duration of our international mortgage insurance policy contracts. Actual experience that is different than expected for loss development or policy cancellations could result in a material increase or decrease in the recognition of earned premiums depending on the magnitude of the difference between actual and expected experience. Loss development emergence and policy cancellation variations could result in an increase or decrease in after-tax operating results depending on the magnitude of variation experienced (assuming other assumptions held constant).

In our U.S. mortgage insurance business, the majority of our insurance contracts have recurring premiums. We recognize recurring premiums over the terms of the related insurance policy on a pro-rata basis (i.e., monthly). Changes in market conditions could cause a decline in mortgage originations, mortgage insurance penetration rates and our market share, all of which could impact new insurance written. For example, a decline in flow new insurance written of $1.0 billion would result in a reduction in earned premiums of approximately $4 million in the first full year. Likewise, if flow persistency declined on our existing insurance in-force by 10%, earned premiums would decline by approximately $61 million during the first full year, potentially offset by lower reserves due to policies no longer being in force.

The remaining portion of our unearned premiums primarily relates to our long-term care insurance business where the underlying assumptions related to premium recognition are not subject to significant uncertainty. Accordingly, changes in underlying assumptions as to premium recognition we consider being reasonably possible for this business would not result in a material impact on our results of operations.

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at our taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. Tax planning strategies are actions that are prudent and feasible, that an entity ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by, but not limited to, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. Based on our analysis, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

As of December 31, 2015, we had a net deferred tax asset of $131 million. We had a consolidated gross deferred tax asset of $1,727 million related to NOL carryforwards of $4,972 million as of December 31, 2015, which, if unused, will expire beginning in 2021. Foreign tax credit carryforwards amounted to $787 million as of December 31, 2015, which, if unused, will begin to expire in 2019. The amount of carryforward set to expire in 2019 is $11 million. As of December 31, 2015, we had a $353 million valuation allowance related to state deferred tax assets, foreign net operating losses, capital losses, a specific federal separate tax return net operating loss deferred tax asset and foreign tax credits.

As a result of the losses incurred in 2015, we are in a three-year cumulative pre-tax loss position in our U.S. jurisdiction as of December 31, 2015. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our net U.S. deferred tax asset of $137 million, which includes deferred tax assets of $2,514 million related to net operating loss and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes the fact that: (i) our three-year cumulative pre-tax loss position includes significant charges that are not expected to recur in the future, including goodwill impairments, long-term care acquired block loss recognition testing in our U.S. Life Insurance segment in 2014 that did not recur in 2015, a loss on the sale of our lifestyle protection insurance business in 2015 and an estimated loss recorded in 2015 related to the planned sale of our mortgage insurance business in Europe; (ii) our profitable U.S. operating forecasts, exclusive of tax planning strategies, result in full utilization of the net deferred tax assets within the U.S. federal carryforward periods based on our current projections, including already obtained and expected in-force premium rate actions in our long-term care insurance business and the lack of future sales for our traditional life insurance and fixed annuity products given our suspension of new sales included in these forecasts; and (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years, and such resulting foreign source income is sufficient to cover the foreign tax credits being carried forward. If our actual results do not validate the current projections of pre-tax income, we may be required to record a valuation allowance that could have a material impact on our consolidated financial statements in future periods.

Deferred taxes on permanently reinvested foreign income. We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us to not record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be postponed indefinitely. If it becomes apparent that we cannot positively assert that some or all undistributed income will be reinvested indefinitely, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions. As of December 31, 2015, U.S. deferred income taxes were not provided on approximately $1,712 million of unremitted foreign income related to our Canadian mortgage insurance business that we considered permanently reinvested. Our Canadian mortgage insurance business held cash and short-term investments of $178 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2015.

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

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses. During 2015, the U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Eastern Europe and the Middle East and slow growth in China, as well as continued decreases in oil and commodity prices.

Slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products have been and could be further impacted going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of global financial regulation reform will continue to affect economic and business outlooks and consumer behaviors moving forward.

The U.S. and international governments, the Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on these countries and their markets; however, there can be no assurance as to the future impact these types of actions may have on the economic and financial markets, including levels of volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

The following table sets forth the consolidated results of operations for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$4,579	$4,700	$4,516	$(121)	(3)%	$184	4%
Net investment income	3,138	3,142	3,155	(4)	—%	(13)	—%
Net investment gains (losses)	(75)	(22)	(64)	(53)	NM (1)	42	66%
Policy fees and other income	906	909	1,018	(3)	—%	(109)	(11)%

Total revenues	8,548	8,729	8,625	(181)	(2)%	104	1%

Benefits and expenses:
Benefits and other changes in policy reserves	5,149	6,418	4,737	(1,269)	(20)%	1,681	35%
Interest credited	720	737	738	(17)	(2)%	(1)	—%
Acquisition and operating expenses, net of deferrals	1,309	1,138	1,244	171	15%	(106)	(9)%
Amortization of deferred acquisition costs and intangibles	966	453	463	513	113%	(10)	(2)%
Goodwill impairment	—	849	—	(849)	(100)%	849	NM (1)
Interest expense	419	433	450	(14)	(3)%	(17)	(4)%

Total benefits and expenses	8,563	10,028	7,632	(1,465)	(15)%	2,396	31%

Income (loss) from continuing operations before income taxes	(15)	(1,299)	993	1,284	99%	(2,292)	NM (1)
Provision (benefit) for income taxes	(9)	(94)	313	85	90%	(407)	(130)%

Income (loss) from continuing operations	(6)	(1,205)	680	1,199	100%	(1,885)	NM (1)
Income (loss) from discontinued operations, net of taxes	(407)	157	34	(564)	NM (1)	123	NM (1)

Net income (loss)	(413)	(1,048)	714	635	61%	(1,762)	NM (1)
Less: net income attributable to noncontrolling interests	202	196	154	6	3%	42	27%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560	$629	51%	$(1,804)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2015 compared to 2014

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our Canada Mortgage Insurance segment decreased $49 million driven by a $69 million decrease attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, our Canada Mortgage Insurance segment increased primarily from the seasoning of our larger in-force blocks of business in 2015.

•	Our Australia Mortgage Insurance segment decreased $49 million driven by a $71 million decrease attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, our Australia Mortgage Insurance segment increased primarily as a result of the seasoning of our in-force blocks of business, an adjustment of $8 million in the third quarter of 2015 relating to refinements to premium recognition factors and higher premiums resulting from policy cancellations and refunds in 2015. These increases were partially offset by a decrease in premiums from lower flow volume and higher ceded reinsurance premiums in 2015.

•	Our U.S. Life Insurance segment decreased $41 million. Our fixed annuities business decreased $90 million principally from lower sales of our life-contingent products in 2015. Our life insurance business decreased $52 million primarily related to higher ceded reinsurance, lapse experience and lower production in 2015. Our long-term care insurance business increased $101 million largely from $96 million of higher premiums in 2015 from in-force rate actions approved and implemented.

•	Our U.S. Mortgage Insurance segment increased $24 million mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums and an accrual for premium refunds related to policy cancellations in 2015.

Net investment income. Net investment income represents the income earned on our investments. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). Net investment gains (losses) consist primarily of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities and derivative instruments. For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Policy fees and other income consists primarily of fees assessed against policyholder and contractholder account values, surrender charges, cost of insurance assessed on universal and term universal life insurance policies, advisory and administration service fees assessed on investment contractholder account values, broker/dealer commission revenues and other fees.

•	Our Runoff segment decreased $20 million mainly attributable to lower average account values in our variable annuity products in 2015.

•	Corporate and Other activities decreased $11 million mainly as a result of losses in 2015 from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our U.S. Life Insurance segment increased $14 million predominantly from our life insurance business related to our universal life insurance products driven by a $12 million favorable impact associated with the completion of our annual review of assumptions in the fourth quarter of 2015, which included $5 million of corrections related to reinsurance inputs. The increase was also attributable to higher income from certain older universal life insurance in-force policies and a $4 million unfavorable correction in 2014 that did not recur. These increases were partially offset by lower production, a decrease in our term universal and universal life insurance in-force blocks and higher terminations in our term universal life insurance product in 2015.

•	Our Australia Mortgage Insurance segment increased $13 million primarily due to higher losses in 2014 on non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans in 2014 that did not recur.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for long-term care insurance, life insurance, accident and health insurance, structured settlements and single premium immediate annuities with life contingencies, and claim costs incurred related to mortgage insurance products.

•	Our U.S. Life Insurance segment decreased $1,128 million. Our long-term care insurance business decreased $1,089 million largely related to our annual loss recognition testing in the fourth quarter of 2014 that resulted in an increase of $729 million of reserves and the completion of a comprehensive review of our claim reserves in the third quarter of 2014 that resulted in an increase in claim reserves of $531 million, net of reinsurance. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we recorded a $67 million unfavorable correction, net of reinsurance, related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement, net of reinsurance, of assumptions for claim termination rates. The decrease was also attributable to reduced benefits of $18 million in 2015 related to in-force rate actions approved and implemented. These decreases were partially offset by aging and growth of the in-force block, higher severity and frequency on new claims and incremental reserves of $13 million recorded in connection with an accrual for profits followed by losses in 2015. Our fixed annuities business decreased $103 million predominantly attributable to lower sales of our life-contingent products and lower interest credited in 2015. Our life insurance business increased $64 million primarily related to our universal and term universal life insurance products largely from the completion of our annual review of assumptions in the fourth quarter of 2015 that resulted in an increase in reserves of $187 million. The increase was also attributable to unfavorable mortality in our term universal life insurance product and a favorable unlocking of $23 million in our term universal and universal life insurance products in 2014. These increases were partially offset by our term life insurance products principally from a $49 million unfavorable correction related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 and the recapture of a reinsurance agreement in 2014 and favorable mortality and higher ceded reinsurance in 2015.

•	Our U.S. Mortgage Insurance segment decreased $135 million driven by an aggregate increase in our claim reserves of $53 million in 2014 in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $17 million that did not recur. The decrease was also related to a continued decline in new delinquencies in 2015 primarily in our 2005 through 2008 book years. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in 2015.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $22 million mainly related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in 2015.

•	Our Runoff segment increased $5 million largely related to higher loan cash values in our corporate-owned life insurance products in 2015.

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

•	Corporate and Other activities increased $161 million mainly from an estimated loss on sale related to our mortgage insurance business in Europe of $140 million recorded in the fourth quarter of 2015 and higher legal accruals and expenses of $30 million in 2015. These increases were partially offset by lower net expenses after allocations to our operating segments in 2015.

•	Our U.S. Life Insurance segment increased $26 million. Our long-term care insurance business increased $16 million primarily from an unfavorable correction of $12 million related to premium taxes, growth of our in-force block and a restructuring charge, partially offset by lower marketing costs in 2015. Our life insurance business increased $9 million largely from higher net commissions due to lower deferrals on older in-force blocks and higher variable compensation costs, partially offset by lower production in 2015.

•	Our U.S. Mortgage Insurance segment increased $15 million primarily from higher employee compensation expense that resulted from growth in sales, higher premium taxes mainly attributable to higher insurance in-force and a write-off of software in 2015.

•	Our Canada Mortgage Insurance segment decreased $24 million mainly driven by lower stock-based compensation expense in 2015. The decrease was also attributable to an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The year ended December 31, 2015 also included a decrease of $7 million attributable to changes in foreign exchange rates.

•	Our Runoff segment decreased $8 million largely related to lower commissions in 2015 as a result of the runoff of our variable annuity products.

Amortization of deferred acquisition costs and intangibles. Amortization of DAC and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment increased $527 million. Our life insurance business increased $560 million largely from a DAC impairment of $455 million as a result of loss recognition testing of certain term life insurance policies in 2015 as part of a life block transaction. In the fourth quarter of 2015, as part of our annual review of assumptions, we recorded an unfavorable unlocking in our universal life insurance products of $123 million, which included $63 million of corrections related to reinsurance inputs. In 2014, we recorded an unfavorable unlocking of $12 million in our term universal and universal life insurance products. Our fixed annuities business decreased $20 million largely attributable to higher net investment losses and a decrease in account values in 2015. Our long-term care insurance business decreased $13 million largely related to the write-off of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which also resulted in lower amortization in 2015.

•	Our Runoff segment decreased $10 million related to our variable annuity products principally attributable to lower account values and higher net investment losses, partially offset by less favorable unlockings of $4 million in 2015.

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

•	Corporate and Other activities decreased $16 million mainly driven by the repayment of $485 million of senior notes in June 2014.

•	Our U.S. Life Insurance segment increased $5 million driven by our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves, partially offset by a refinancing transaction executed in 2015.

Provision (benefit) for income taxes. The effective tax rate increased to 58.0% for the year ended December 31, 2015 from 7.2% for the year ended December 31, 2014. The increase in the effective tax rate was primarily attributable to tax benefits on lower taxed foreign income, changes in uncertain tax positions and tax favored investments in relation to pre-tax results in 2015 as well as non-deductible goodwill impairments in 2014. These increases were partially offset by a valuation allowance established on a specific capital loss, tax expense related to our agreement to sell our European mortgage insurance business and stock-based compensation expense in 2015. The year ended December 31, 2015 included a decrease of $30 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties. The increase primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0% in 2015. The year ended December 31, 2015 included a decrease of $34 million attributable to changes in foreign exchange rates.

2014 compared to 2013

Premiums

•	Our U.S. Life Insurance segment increased $212 million. Our long-term care insurance business increased $127 million largely from $90 million of increased premiums from in-force rate actions, growth of our in-force block from new sales in 2014 and unfavorable adjustments of $14 million in 2013 that did not recur. Our life insurance business increased $38 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement and higher sales in 2014. Our fixed annuities business increased $47 million principally driven by higher sales of our life-contingent products in 2014.

•	Our U.S. Mortgage Insurance segment increased $24 million mainly attributable to higher average flow mortgage insurance in-force and lower ceded reinsurance premiums in 2014.

•	Our Australia Mortgage Insurance segment increased $8 million primarily as a result of the seasoning of our in-force block of business as larger, newer books reach their peak earnings period. The increase was also attributable to higher premiums resulting from higher policy cancellations and new insurance written, partially offset by a decrease of $31 million attributable to changes in foreign exchange rates and higher ceded reinsurance premiums in 2014.

•	Our Canada Mortgage Insurance segment decreased $45 million primarily driven by a decrease of $37 million attributable to changes in foreign exchange rates and the smaller in-force blocks of business.

•	Corporate and Other activities decreased $13 million mainly related to our mortgage insurance business in Europe as a result of lower premiums attributable to lender settlements in 2013 and higher ceded reinsurance premiums in 2014.

Net investment income. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•	Corporate and Other activities decreased $45 million largely as a result of the sale of our reverse mortgage business on April 1, 2013.

•	Our U.S. Life Insurance segment decreased $43 million predominantly from our life insurance business related to mortality experience in our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions and a $4 million unfavorable correction in 2014.

•	Our Australia Mortgage Insurance segment decreased $16 million primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans in 2014.

•	Our Runoff segment decreased $7 million mainly attributable to lower average account values in our variable annuity products in 2014.

Benefits and other changes in policy reserves

•	Our U.S. Life Insurance segment increased $1,845 million. Our long-term care insurance business increased $1,606 million primarily from the completion of our annual loss recognition testing in the fourth quarter of 2014 which resulted in an increase of $729 million of reserves, net of reinsurance, driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. In the third quarter of 2014, we completed a comprehensive review of our claim reserves, which increased claim reserves by $531 million, net of reinsurance. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we also recorded a $67 million unfavorable correction, net of reinsurance, related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement, net of reinsurance, of assumptions for claim termination rates. The increase was also attributable to $15 million of net favorable adjustments in 2013 that did not recur, aging and growth of the in-force block, higher severity and frequency on new claims and higher benefits paid on existing claims. These increases were partially offset by reduced benefits of $75 million from in-force rate actions in 2014. Our life insurance business increased $201 million primarily related to unfavorable mortality in 2014 and an unfavorable correction of $49 million in our term life insurance products related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 compared to a $28 million favorable reserve correction in our term universal life insurance product in 2013. The increase was also attributable to a less favorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and the recapture of a reinsurance agreement related to our term life insurance products in 2014. These increases were partially offset by slower reserve growth related to our term universal life insurance reserves and higher lapses of our older term life insurance products in 2014. Our fixed annuities business increased $38 million predominantly attributable to higher sales of our life-contingent products and unfavorable mortality, partially offset by lower interest credited on reserves in 2014.

•	Our Australia Mortgage Insurance segment decreased $56 million primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in 2014. Paid claims were also lower as a result of a decrease in both the number of claims and the average claim payment. The year ended December 31, 2014 also included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $55 million driven by a decline in new delinquencies, as well as lower reserves on new delinquencies in 2014. These decreases were partially offset by an aggregate increase in our claim reserves in 2014 of $53 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts.

•	Our Canada Mortgage Insurance segment decreased $37 million primarily from lower new delinquencies as a result of improved performance of our smaller in-force blocks of business and a stable economic environment. The year ended December 31, 2014 also included a decrease of $7 million attributable to changes in foreign exchange rates.

•	Corporate and Other activities decreased $21 million primarily related to our mortgage insurance business in Europe driven by lender settlements in 2013 and a lower number of new delinquencies, net of cures, in 2014.

Acquisition and operating expenses, net of deferrals

•	Corporate and Other activities decreased $89 million primarily as a result of a decrease of $46 million associated with our reverse mortgage business which was sold on April 1, 2013, make-whole expenses of $30 million paid related to the debt redemption in 2013 that did not recur and lower net expenses after allocations to our operating segments in 2014.

•	Our Australia Mortgage Insurance segment decreased $13 million primarily from a decrease of $7 million attributable to changes in foreign exchange rates and lower operating expenses related to contract fees in 2014.

•	Our U.S. Mortgage Insurance segment decreased $4 million primarily from a settlement of approximately $4 million with the CFPB to end its review of industry captive reinsurance arrangements in 2013 that did not recur.

•	Our Canada Mortgage Insurance segment decreased $3 million mainly driven by a $5 million decrease attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, our Canada Mortgage Insurance segment increased from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015, partially offset by lower stock-based compensation expense in 2014.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment decreased $39 million mainly related to a decrease of $52 million in our life insurance business largely from a less unfavorable unlocking of $47 million in our term universal and universal life insurance products related to mortality and interest assumptions and from mortality experience in our universal life insurance products, partially offset by higher lapses in our term life insurance products in 2014. Our long-term care insurance business increased $5 million largely related to the write-off of $6 million of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014. Our fixed annuities business increased $8 million largely from growth of our fixed indexed annuities account values in 2014.

•	Corporate and Other activities decreased $5 million mainly related to higher software allocations to our operating segments in 2014.

•	Our Runoff segment increased $33 million from higher net investment gains and less favorable equity market performance, partially offset by higher net investment losses on embedded derivatives associated with our variable annuity products with GMWBs and $9 million in favorable unlockings in 2014 compared to $1 million in unfavorable unlockings in 2013.

Goodwill impairment. The goodwill impairment charges in 2014 were $354 million in our long-term care insurance business and $495 million in our life insurance business.

Interest expense

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

Provision (benefit) for income taxes. The effective tax rate decreased to 7.2% for the year ended December 31, 2014 from 31.5% for the year ended December 31, 2013. The decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in 2014, a charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business and a $31 million charge in 2014 in connection with our plans to sell our lifestyle protection insurance business from a change to the permanent reinvestment assertion on one of its legal entities. The year ended December 31, 2014 included a decrease of $15 million attributable to changes in foreign exchange rates.

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

Reconciliation of net income (loss) to net operating income (loss)

We had net operating income of $255 million for the year ended December 31, 2015 compared to a net operating loss of $398 million for the year ended December 31, 2014 and net operating income of $585 million for the year ended December 31, 2013. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to net operating income (loss) for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560
Net income attributable to noncontrolling interests	202	196	154

Net income (loss)	(413)	(1,048)	714
Income (loss) from discontinued operations, net of taxes	(407)	157	34

Income (loss) from continuing operations	(6)	(1,205)	680
Less: net income attributable to noncontrolling interests	202	196	154

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(208)	(1,401)	526
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	19	5	29
Goodwill impairment, net	—	791	—
(Gains) losses from sale of businesses, net	141	—	—
(Gains) losses on early extinguishment of debt, net	2	2	20
(Gains) losses from life block transactions, net	296	—	—
Expenses related to restructuring, net	5	—	10
Tax impact from potential business portfolio changes	—	205	—

Net operating income (loss)	$255	$(398)	$585

In the first quarter of 2015, we modified our definition to explicitly state that restructuring costs, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). In 2015, we recorded an after-tax expense of $5 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses. Also, in the second quarter of 2013, we recorded a $10 million after-tax expense related to restructuring costs.

In 2014, we recorded goodwill impairments of $296 million, net of taxes, in our long-term care insurance business and $495 million, net of taxes, in our life insurance business.

In 2015, we recorded an estimated loss of $141 million, net of taxes, related to the planned sale of our mortgage insurance business in Europe.

In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial

Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings’ notes with various maturity dates for a loss of $1 million, net of taxes. In the second quarter of 2014, we paid an early redemption payment of approximately $2 million, net of taxes and portion attributable to noncontrolling interests, related to the early redemption of Genworth Canada’s notes that were scheduled to mature in 2015. In the third quarter of 2013, we paid a make-whole expense of approximately $20 million, net of taxes, related to the early redemption of Genworth Holdings’ 4.95% senior notes that were scheduled to mature in 2015. These transactions were excluded from net operating income (loss) for the periods presented as they related to the loss on the early extinguishment of debt.

In the third quarter of 2015, we recorded a DAC impairment of $296 million, net of taxes, on certain term life insurance policies in connection with entering into an agreement with Protective Life to complete a life block transaction.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than the following items. There was a $205 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. We recognized a tax charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we could no longer assert our intent to permanently reinvest earnings in that business. In addition, in connection with our plans to sell our lifestyle protection insurance business, we made a change to the permanent reinvestment assertion on one of its legal entities recognizing tax expense of $31 million in the fourth quarter of 2014.

Adjustments to reconcile net income (loss) attributable to Genworth Financial, Inc.’s common stockholders and net operating income (loss) assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

Earnings (loss) per share

The following table provides basic and diluted earnings (loss) per common share for the years ended December 31:

(Amounts in millions, except per share amounts)	2015	2014	2013
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.42)	$(2.82)	$1.07

Diluted	$(0.42)	$(2.82)	$1.05

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.24)	$(2.51)	$1.13

Diluted	$(1.24)	$(2.51)	$1.12

Net operating income (loss) per common share:
Basic	$0.51	$(0.80)	$1.19

Diluted	$0.51	$(0.80)	$1.17

Weighted-average common shares outstanding:
Basic	497.4	496.4	493.6

Diluted (1)	497.4	496.4	498.7

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2015 and 2014 and net operating loss for the year ended December 31, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the years ended December 31, 2015 and 2014, as the inclusion of shares for stock options, RSUs and SARs of 1.6 million and 5.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the year ended December 31, 2015, dilutive potential weighted-average common shares outstanding would have been 499.0 million. Since we had net operating income for the year ended December 31, 2015, we used 499.0 million diluted weighted-average common shares outstanding in the calculation of diluted net operating income per common share. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders, net loss available to Genworth Financial, Inc.’s common stockholders and net operating loss for the year ended December 31, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million.

Diluted weighted-average shares outstanding reflect the effects of potentially dilutive securities including stock options, RSUs and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss). See note 19 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a reconciliation of net operating income (loss) of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

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

Management regularly monitors and reports insurance in-force and risk in-force. Insurance in-force for our mortgage and life insurance businesses is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. For risk in-force in our mortgage insurance businesses, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Risk in-force for our U.S. mortgage insurance business is our obligation that is limited under contractual terms to the amounts less than 100% of the mortgage loan value. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents our highest expected average per-claim payment for any one underwriting year over the life of our businesses in Canada and Australia. In Australia, we have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor. We consider insurance in-force and risk in-force to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.

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

U.S. Mortgage Insurance segment

Trends and conditions

Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations; the inventory of unsold homes; lender modification and other servicing efforts; and resolution of pending or any future litigation, among other items. The impact of prior years’ weakness and uncertainty in the domestic economy, related levels of unemployment and underemployment and resulting increase in foreclosures, the number of borrowers seeking loan modifications and the level of housing inventories with the related impact on home values, all contributed adversely to the performance of our insured portfolio relating to our 2005 through 2008 book years. Our results are subject to the continued recovery of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

The level of private mortgage insurance industry market penetration and eventual market size is affected by actions taken by the GSEs, the FHA, the FHFA, the U.S. Congress or the U.S. government which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs. Specifically, these actions include Fannie Mae and Freddie Mac decisions to resume purchases of certain loans with down payments as low as 3%. This has resulted in a modest increase in loans purchased by the GSEs with private mortgage insurance relative to overall originations. Also, the FHA reduced the annual mortgage insurance premium it charges but the FHA premium reduction has not had to date a material adverse effect on private mortgage insurers’ ability to sustain market share. Further, there has been a modest reduction in the amount of certain loan-level price adjustment fees charged by the GSEs but we do not believe this fee change has had a material impact on mortgage originations or the competitiveness of private mortgage insurance versus that of FHA insurance.

Overall mortgage originations were down in the fourth quarter of 2015 as a result of lower purchase mortgage loan origination volume, driven by seasonal origination trends and possibly by disruptions in the mortgage finance markets related to the implementation by loan originators of the TILA RESPA Integrated Documentation rule promulgated by the CFPB (known as “TRID”). Mortgage interest rates moved slightly lower during the fourth quarter of 2015, despite the 25 basis points increase in the Federal Reserve overnight rate. As a result, refinance originations were in line with the prior quarter and this yielded a lower mix of purchase mortgage loan origination in the fourth quarter of 2015. If mortgage interest rates increase, refinancing activities typically decrease as a percentage of overall mortgage originations. If the mix of the mortgage originations market shifts from refinancing activities to purchase originations, originations which are insured with private mortgage insurance will increase relative to total originations which will lead to a larger market for private mortgage insurance over time. Our U.S. mortgage insurance estimated market share increased modestly during the fourth quarter of 2015.

New insurance written increased approximately 30% in 2015 compared to 2014. New insurance written decreased approximately 16% in the fourth quarter of 2015 compared to the third quarter of 2015 consistent with normal seasonal declines in purchase originations. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. The percentage of single premium lender paid new insurance written remained stable in the fourth quarter of 2015 reflecting our decision to selectively participate in this market. Based on the tables and factors established under PMIERs to determine minimum required capital for lender-paid single premium mortgage insurance originated from and after January 1, 2016, we have filed for a change in rates for this product. Future volumes of this product will in part vary depending on our evaluation of the risk return profile of these transactions. If the percentage of our business written as single premium lender paid insurance increases compared to our borrower paid insurance, all other things being equal, our weighted-average returns will be lower. Our percentage of borrower paid new insurance written remained stable in the fourth quarter of 2015. We have observed highly competitive pricing with borrower paid mortgage insurance during the second half of 2015. Premiums increased approximately 4% in 2015 compared to 2014. This increase included the impact of ceded premiums in 2015 which increased as a result of reinsurance executed in the second half of the year as part of our PMIERs compliance.

Our loss ratio was 37% for the year ended December 31, 2015 reflecting lower new delinquencies. New delinquencies decreased during 2015 compared to 2014 and decreased during the fourth quarter of 2015 compared to the third quarter of 2015 due to macroeconomic improvements including improvements in unemployment rates and in housing values. The majority of new delinquencies in 2015 continued to come from our 2005 through 2008 book years. We have observed improvement in the ultimate claim expectations from early stage delinquencies through the fourth quarter of 2015. Foreclosure starts and the number of paid claims decreased during 2015 as compared to 2014. In addition, the older delinquencies that remain in our portfolio, particularly those from our 2005 through 2008 book years, continued to age through the fourth quarter of 2015 from the lengthening of the foreclosure process. This aging has resulted in increased claims expenses relative to claims paid during the period prior to the 2008 financial crisis when the industry was experiencing a shorter foreclosure process than at present. Overall, we have seen a reduction in loans that have been subject to a modification or workout in 2015 compared to 2014. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies. Depending on our experience going forward, we may need to adjust our reserve frequency or severity assumptions as experience from these programs continues to emerge.

As of December 31, 2015, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $17.3 billion of insurance in-force, with $16.2 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through the year ending December 31, 2016. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

The Obama Administration has extended the Home Affordable Modification Program (“HAMP”) through December 31, 2016 and expanded borrower eligibility by adjusting certain underwriting requirements. While the impact of the these program extensions to date has remained positive in terms of initially avoiding foreclosures, there can be no assurance that the number of loans that are modified under HAMP, including mortgage loans we insure currently, is sustainable over time or that any such modifications will succeed in ultimately avoiding foreclosure, in part based on our historical experience with modified loans which later re-default.

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

As of December 31, 2015, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 16.4:1, compared with a risk-to-capital ratio of approximately 14.3:1 as of December 31, 2014, driven in part by the reduction in capital from the elimination of affiliate surplus notes in the fourth quarter of 2015 which reduced our concentration in affiliated assets to 15% of the total statutory assets and which had no effect on our PMIERs capital. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, the amount of additional capital that is generated within the business or capital support (if any) that we provide and changes in the value of affiliate assets. In the second half of 2015, we recorded a decrease in GMICO’s statutory surplus of approximately $95 million related to the anticipated sale of our European mortgage insurance business, which impacted our statutory risk-to-capital ratio by less than one point.

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$602	$578	$554	$24	4%	$24	4%
Net investment income	58	59	60	(1)	(2)%	(1)	(2)%
Net investment gains (losses)	1	—	—	1	NM (1)	—	—%
Policy fees and other income	4	2	2	2	100%	—	—%

Total revenues	665	639	616	26	4%	23	4%

Benefits and expenses:
Benefits and other changes in policy reserves	222	357	412	(135)	(38)%	(55)	(13)%
Acquisition and operating expenses, net of deferrals	155	140	144	15	11%	(4)	(3)%
Amortization of deferred acquisition costs and intangibles	10	7	6	3	43%	1	17%

Total benefits and expenses	387	504	562	(117)	(23)%	(58)	(10)%

Income from continuing operations before income taxes	278	135	54	143	106%	81	150%
Provision for income taxes	99	44	17	55	125%	27	159%

Income from continuing operations available to Genworth
Financial, Inc.’s common stockholders	179	91	37	88	97%	54	146%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	—	—	—	—	—%	—	—%

Net operating income	$179	$91	$37	$88	97%	$54	146%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2015 compared to 2014

Net operating income

Net operating income increased in 2015 mainly attributable to a continued decline in new delinquencies and higher premiums, partially offset a lower benefit from net cures and aging of existing delinquencies in 2015. Net operating income in 2014 also included an aggregate increase in our claim reserves of $34 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $11 million that did not recur.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums and an accrual for premium refunds related to policy cancellations in 2015.

Net investment income decreased marginally primarily from lower intercompany dividends received of approximately $8 million as a result of the intercompany sale of U.S. mortgage insurance’s ownership interest in affiliated preferred securities in July 2015. This decrease was mostly offset by higher reinvestment yields on higher average invested assets in 2015.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to lower net paid claims of $104 million and a decrease in change in reserves of $31 million. The decrease was primarily driven by an aggregate increase in our claim reserves of $53 million in 2014 in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $17 million that did not recur. The decrease was also related to a continued decline in new delinquencies in 2015 primarily in our 2005 through 2008 book years. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in 2015.

Acquisition and operating expenses, net of deferrals, increased primarily from higher employee compensation expense that resulted from growth in sales, higher premium taxes mainly attributable to higher insurance in-force and a write-off of software in 2015.

Provision for income taxes. The effective tax rate increased to 35.6% for the year ended December 31, 2015 from 32.6% for the year ended December 31, 2014. The increase in the effective tax rate was primarily attributable to changes in tax favored investment benefits and favorable true ups in 2014, partially offset by changes in state taxes and the loss of foreign tax credits in 2014.

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

Revenues

Premiums increased driven by higher average flow mortgage insurance in-force and lower ceded reinsurance premiums in 2014.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to lower net paid claims of $265 million, partially offset by an increase in change in reserves of $210 million. The decrease was driven by a decline in new delinquencies, as well as lower reserves on new delinquencies in 2014. These decreases were partially offset by an aggregate increase in our claim reserves in 2014 of $53 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts.

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

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Primary insurance in-force	$122,400	$114,400	$109,300	$8,000	7%	$5,100	5%
Risk in-force	31,100	28,700	27,000	2,400	8%	1,700	6%
New insurance written	31,600	24,400	22,300	7,200	30%	2,100	9%
Net premiums written	682	628	567	54	9%	61	11%

2015 compared to 2014

Primary insurance in-force and risk in-force

Primary insurance in-force increased as the result of an increase in flow mortgage insurance in-force, which increased from $110.8 billion as of December 31, 2014 to $119.8 billion as of December 31, 2015 as a result of new insurance written, partially offset by lapses in 2015. This increase was further offset by cancellations and lapses in bulk mortgage insurance in-force, which decreased from $3.6 billion as of December 31, 2014 to $2.6 billion as of December 31, 2015. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 80% and 82% for the years ended December 31, 2015 and 2014, respectively.

New insurance written

New insurance written increased primarily driven by an increase in the mortgage insurance originations market. Mortgage refinance originations increased as a result of lower interest rates and mortgage purchase originations increased as a result of improved macroeconomic conditions, including interest rates, in 2015. We also had a higher concentration of single premium lender paid business reflecting our decision to selectively participate in the market in 2015.

Net premiums written

Net premiums written increased due to a higher volume of single premium lender paid business in 2015 reflecting our decision to selectively participate in the market. The increase was also from higher flow insurance in-force.

2014 compared to 2013

Primary insurance in-force and risk in-force

Primary insurance in-force increased as the result of an increase in flow mortgage insurance in-force, which increased from $104.8 billion as of December 31, 2013 to $110.8 billion as of December 31, 2014 as a result of new insurance written and higher persistency in 2014. This increase was partially offset by cancellations and lapses in bulk mortgage insurance in-force, which decreased from $4.5 billion as of December 31, 2013 to $3.6 billion as of December 31, 2014. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 82% and 81% for the years ended December 31, 2014 and 2013, respectively.

New insurance written

New insurance written increased primarily driven by an increase in our market share, partially offset by a decline in the mortgage insurance originations market. While mortgage interest rates flattened in 2014, there was a shift from refinance originations to purchase originations.

Net premiums written

Net premiums written increased due to higher average flow insurance in-force and lower ceded reinsurance premiums in 2014.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss ratio	37%	62%	74%	(25)%	(12)%
Expense ratio	24%	23%	27%	1%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our U.S. mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2015 compared to 2014

The loss ratio decreased primarily driven by an aggregate increase in our claim reserves of $53 million in 2014 in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities as well as a net reserve strengthening of $17 million that did not recur. The decrease was also related to a continued decline in new delinquencies primarily in our 2005 through 2008 book years, in addition to higher net earned premiums attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums and an accrual for premium refunds related to policy cancellations in 2015. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in 2015. The charges of $53 million increased the loss ratio by nine percentage points in 2014.

The expense ratio increased from higher employee compensation expense that resulted from growth in sales, higher premium taxes mainly attributable to higher insurance in-force and a write-off of software, partially offset by higher net premiums written in 2015.

2014 compared to 2013

The decrease in the loss ratio was primarily attributable to a decline in new delinquencies, as well as lower reserves on new delinquencies in 2014. These decreases were partially offset by an aggregate increase in our claim reserves in 2014 of $53 million in connection with the settlement agreement with Bank of America, N.A. and the resolution of a second matter involving a dispute with another servicer over loss mitigation activities. In addition, we recorded a net reserve strengthening of $17 million in the first quarter of 2014 to reflect the expectation in future periods of increased claim severity primarily for late-stage delinquencies, partially offset by lower claim rates for early-stage delinquencies. Overall delinquencies continued to decline from fewer new delinquencies from factors such as lower foreclosure starts and ongoing loss mitigation efforts. The decrease in the loss ratio was also related to an increase in net earned premiums from higher average flow mortgage insurance in-force and lower ceded reinsurance premiums in 2014. The charges of $53 million increased the loss ratio by nine percentage points in 2014.

The expense ratio decreased primarily from higher net premiums written in 2014.

U.S. mortgage insurance loan portfolio

The following table sets forth selected financial information regarding our U.S. primary mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2015	2014	2013
Primary risk in-force lender concentration (by original applicant)	$30,942	$28,514	$26,775
Top 10 lenders	11,536	12,306	12,603
Top 20 lenders	14,201	14,322	14,447

Loan-to-value ratio:
95.01% and above	$6,309	$6,763	$7,377
90.01% to 95.00%	14,425	12,008	9,966
80.01% to 90.00%	9,900	9,383	9,032
80.00% and below	308	360	400

Total	$30,942	$28,514	$26,775

Loan grade:
Prime	$29,874	$27,262	$25,320
A minus and sub-prime	1,068	1,252	1,455

Total	$30,942	$28,514	$26,775

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

	2015	2014	2013
Primary insurance:
Insured loans in-force	651,668	630,852	624,236
Delinquent loans	31,663	39,786	51,459
Percentage of delinquent loans (delinquency rate)	4.86%	6.31%	8.24%

Flow loan in-force	627,349	599,206	586,546
Flow delinquent loans	30,416	38,177	49,255
Percentage of flow delinquent loans (delinquency rate)	4.85%	6.37%	8.40%

Bulk loans in-force	24,319	31,646	37,690
Bulk delinquent loans (1)	1,247	1,609	2,204
Percentage of bulk delinquent loans (delinquency rate)	5.13%	5.08%	5.85%

A minus and sub-prime loans in-force	28,332	33,529	39,307
A minus and sub-prime loans delinquent loans	6,448	7,851	10,023
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	22.76%	23.42%	25.50%

Pool insurance:
Insured loans in-force	6,620	8,282	11,354
Delinquent loans	386	521	628
Percentage of delinquent loans (delinquency rate)	5.83%	6.29%	5.53%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 889, 1,109 and 1,491 as of December 31, 2015, 2014 and 2013, respectively.

Delinquency and foreclosure levels that developed principally in our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market. We also have seen a further decline in new delinquencies and lower foreclosure starts in 2015.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of December 31:

	2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,103	$52	$405	13%
4 - 11 payments	7,366	180	307	59%
12 payments or more	12,947	543	638	85%

Total	30,416	$775	$1,350	57%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	2014
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,849	$76	$426	18%
4 - 11 payments	9,368	238	383	62%
12 payments or more	17,960	751	895	84%

Total	38,177	$1,065	$1,704	63%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of December 31, 2015	Percent of total reserves as of December 31, 2015 (1)	Delinquency rate as of December 31,
			2015	2014	2013
By Region:
Southeast (2)	19%	23%	5.78%	7.89%	11.02%
South Central (3)	16	7	3.81%	4.50%	5.85%
Northeast (4)	14	33	8.91%	10.83%	12.30%
Pacific (5)	13	9	3.01%	4.51%	6.47%
North Central (6)	12	9	3.89%	5.35%	7.39%
Great Lakes (7)	10	6	3.50%	4.48%	6.03%
New England (8)	6	6	4.71%	6.34%	7.74%
Mid-Atlantic (9)	6	5	5.05%	6.32%	8.18%
Plains (10)	4	2	3.70%	4.39%	5.46%

Total	100%	100%	4.86%	6.31%	8.24%

(1)	Total reserves were $849 million as of December 31, 2015.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of December 31, 2015	Percent of total reserves as of December 31, 2015 (1)	Delinquency rate as of December 31,
			2015	2014	2013
By State:
California	7%	3%	2.26%	3.09%	4.27%
Texas	7%	3%	3.90%	4.55%	5.68%
New York	6%	15%	9.07%	10.88%	11.90%
Florida	6%	14%	7.71%	12.61%	19.50%
Illinois	5%	6%	4.70%	6.76%	9.67%
Pennsylvania	4%	4%	6.20%	7.78%	9.73%
New Jersey	4%	13%	12.71%	15.15%	16.76%
Ohio	4%	2%	4.14%	5.06%	6.69%
Michigan	4%	1%	2.56%	3.38%	4.98%
North Carolina	3%	2%	4.75%	5.59%	7.43%

(1)	Total reserves were $849 million as of December 31, 2015.

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

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of December 31, 2015:

(Amounts in millions)	Average rate (1)	Percent of total reserves (2)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.06%	11.9%	$4,004	3.3%	$901	2.9%
2005	5.66%	11.7	3,539	2.9	959	3.1
2006	5.86%	17.5	5,817	4.7	1,511	4.9
2007	5.77%	37.7	14,873	12.1	3,744	12.1
2008	5.30%	16.8	12,744	10.4	3,230	10.4
2009	4.95%	0.6	1,814	1.5	423	1.4
2010	4.69%	0.6	2,291	1.9	575	1.9
2011	4.52%	0.5	3,257	2.7	835	2.7
2012	3.82%	0.6	8,321	6.8	2,163	7.0
2013	4.00%	0.8	14,630	12.0	3,755	12.1
2014	4.40%	1.1	20,219	16.5	5,106	16.5
2015	4.10%	0.2	30,866	25.2	7,740	25.0

Total portfolio	4.77%	100.0%	$122,375	100.0%	$30,942	100.0%

(1)	Average rate represents average annual mortgage interest rate.
(2)	Total reserves were $849 million as of December 31, 2015.

Typically, claim activity is not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, the majority of claims on primary U.S. mortgage insurance loans occur in the third through seventh years after loan origination. Historically, few claims were paid during the first two years after loan origination. However, the pattern of claims frequency can be affected by factors such as deteriorating economic conditions that can result in increasing claims which was the case with our 2005 through 2008 book years, but we expect the pattern of claims frequency for our newer books in and after 2009 to return to that of a more traditional claim trend level. Primary insurance written for the period from January 1, 2008 through December 31, 2012 represented 23% of our primary insurance in-force as of December 31, 2015. Historically, traditional primary loans reach their expected peak claim level within a three- to seven-year period. Therefore, the primary loans written during the five-year period ended December 31, 2012, are now within or past their peak claim period. Our A minus and sub-prime loans continue to have earlier incidences of default than our prime loans. Based upon FICO at loan closing, A minus and sub-prime loans represented 4% of our primary risk in-force as of December 31, 2015 and 2014.

Primary mortgage insurance claims paid, including loss adjustment expenses, for the year ended December 31, 2015 were $531 million, compared to $634 million and $899 million for the years ended December 31, 2014 and 2013, respectively. Pool insurance claims paid were $3 million, $5 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The ratio of the claim paid to the current risk in-force for a loan is referred to as “claim severity.” The current risk in-force is equal to the unpaid principal amount multiplied by the coverage percentage. The main determinants of claim severity are the age of the mortgage loan, the value of the underlying property, accrued interest on the loan, expenses advanced by the insured and foreclosure expenses. These amounts depend partly upon the time required to complete foreclosure, which varies depending upon state laws. Pre-foreclosure sales, acquisitions and other early workout and claim administration actions help to reduce overall claim severity. Our average primary flow mortgage insurance claim severity was 114%, 111% and 102% for the years ended December 31, 2015, 2014 and 2013, respectively. The average claim severity for the year ended December 31, 2015 did not include the effects of the agreement on non-performing loans and the non-recurring payments to extinguish the risk on prior paid claims pursuant to a previously disclosed servicer settlement reached in 2014.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2015, the U.S. dollar strengthened against the Canadian dollar, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

We closely monitor economic conditions due to the impact adverse changes in economic conditions can have on our results. The Canadian gross domestic product is expected to have experienced moderate growth in 2015, although slightly lower than in 2014, as commodity prices, particularly oil, fell and reduced business investment activity. Low commodities prices, particularly oil, may continue to negatively impact economic growth, employment and housing, especially in the provinces of Alberta, Newfoundland and Labrador and Saskatchewan. We continue to monitor oil prices as part of our portfolio risk management strategy.

In 2015, new delinquencies and the average reserve per delinquency increased in our mortgage insurance business in Canada primarily due to ongoing pressure in Quebec and the Atlantic regions and some emerging activity in Alberta. Our loss ratio in Canada was 21% for the year ended December 31, 2015. We would expect the loss ratio in Canada to be higher in 2016 if low oil prices and economic volatility continue to have a negative economic impact.

The overnight interest rate in Canada was reduced by 0.25% in July 2015 to 0.50%. With the possibility of a continued decline in oil prices and economic slowdown, the low interest rate environment is expected to continue into 2016. The housing market in Canada improved in 2015 driven by continued low interest rates that maintained affordability as the national average home price increased by approximately 5%. In 2015, the housing market in Canada reflected strong home price appreciation in Toronto and Vancouver but was pressured in Alberta with home price depreciation in Calgary and Edmonton. The housing market in the rest of Canada was stable or down modestly. Despite steady job creation in 2015, the December 2015 unemployment rate was 7.1% after ending at 6.7% in 2014. Home sales in Canada increased approximately 5% in 2015 compared to 2014, with tight supply continuing to pressure prices in select urban markets with the resale market remaining at or near balanced market conditions. In 2016, national average home price growth is expected to be flat or slightly positive, and resales are expected to decrease marginally. Overall, we expect relatively stable housing markets in Ontario, Quebec and British Columbia to be partially offset by potential weakness in the oil producing provinces. Consequently, we expect a modestly smaller mortgage originations market in 2016, which may result in flat or modestly lower net premiums written from flow mortgage insurance in 2016. However, given the size of our more recent books and recent price increases, we expect earned premiums to be marginally higher in 2016 than 2015 (excluding impacts from foreign exchange movements).

Bulk new insurance written levels were higher in 2015 compared to 2014 from strong customer demand. In Canada, our new insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of portfolio mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. On June 6, 2015, the Canadian government published draft regulations to limit bulk mortgage insurance to only those mortgages that will be used in CMHC securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. The regulations will become effective on July 1, 2016. Although it is difficult to determine the full impact from this and other regulatory changes, we believe that the regulations may result in a decrease in demand for bulk mortgage insurance in Canada going forward.

On December 11, 2015, OSFI announced plans to update the regulatory capital framework for loans secured by residential real properties for both federally regulated mortgage insurers and deposit-taking institutions. For mortgage insurers, these changes include a new standardized approach that updates the capital requirements for mortgage guarantee insurance risk and will also require more capital for new business written when home prices are high relative to borrower incomes. For deposit-taking institutions using internal models for mortgage default risk, a risk-sensitive floor may be introduced (for losses in the event of default) that will be tied to increases in local property prices and/or to home prices that are high relative to borrower incomes under these changes. OSFI will consult with federally regulated financial institutions and other stakeholders before making any changes, initially through a directed consultation with the industry in 2016, followed by broader public consultation later in the year. OSFI expects to have final rules in place no later than 2017. The anticipated changes may impact the regulatory capital requirements for our mortgage insurance business in Canada.

Segment results of operations

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$466	$515	$560	$(49)	(10)%	$(45)	(8)%
Net investment income	130	155	170	(25)	(16)%	(15)	(9)%
Net investment gains (losses)	(32)	(2)	31	(30)	NM (1)	(33)	(106)%
Policy fees and other income	—	1	(1)	(1)	(100)%	2	200%

Total revenues	564	669	760	(105)	(16)%	(91)	(12)%

Benefits and expenses:
Benefits and other changes in policy reserves	96	102	139	(6)	(6)%	(37)	(27)%
Acquisition and operating expenses, net of deferrals	66	90	93	(24)	(27)%	(3)	(3)%
Amortization of deferred acquisition costs and intangibles	36	38	37	(2)	(5)%	1	3%
Interest expense	18	21	22	(3)	(14)%	(1)	(5)%

Total benefits and expenses	216	251	291	(35)	(14)%	(40)	(14)%

Income from continuing operations before income taxes	348	418	469	(70)	(17)%	(51)	(11)%
Provision for income taxes	90	111	133	(21)	(19)%	(22)	(17)%

Income from continuing operations	258	307	336	(49)	(16)%	(29)	(9)%
Less: net income attributable to noncontrolling interests	118	140	154	(22)	(16)%	(14)	(9)%

Income from continuing operations available to Genworth
Financial, Inc.’s common stockholders	140	167	182	(27)	(16)%	(15)	(8)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	12	1	(12)	11	NM (1)	13	108%
(Gains) losses on early extinguishment of debt, net	—	2	—	(2)	(100)%	2	NM (1)

Net operating income	$152	$170	$170	$(18)	(11)%	$—	—%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2015 compared to 2014

Net operating income

Net operating income decreased driven by a $25 million decrease attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, net operating income increased attributable to higher premiums and lower operating expenses and taxes, partially offset by higher losses in 2015.

Revenues

Premiums decreased driven by a $69 million decrease attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, premiums increased primarily from the seasoning of our larger in-force blocks of business in 2015.

Net investment income decreased primarily from a $20 million decrease attributable to changes in foreign exchange rates and lower reinvestment yields in 2015.

Net investment losses increased driven by higher derivative losses largely from hedging non-functional currency investments, partially offset by net gains from the sale of investments and an increase of $5 million attributable to changes in foreign exchange rates in 2015.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to lower net paid claims of $15 million, partially offset by an increase in change in reserves of $9 million. The decrease included a $14 million decrease attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, benefits and other changes in policy reserves increased primarily from a higher average reserve per delinquency related to higher severity in certain regions and an increase in the number of new delinquencies, net of cures, in 2015.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower stock-based compensation expense in 2015. The decrease was also attributable to an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur. The year ended December 31, 2015 also included a decrease of $7 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 26.0% for the year ended December 31, 2015 from 26.6% for the year ended December 31, 2014. The decrease in the effective tax rate was primarily attributable to an increase in tax benefits from lower taxed foreign income. The year ended December 31, 2015 included a decrease of $13 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests was lower primarily driven by an $18 million decrease attributable to changes in foreign exchange rates.

2014 compared to 2013

Net operating income

Net operating income was flat as lower losses and taxes were offset by a $13 million decrease attributable to changes in foreign exchange rates and lower premiums in 2014.

Revenues

Premiums decreased primarily driven by a $37 million decrease attributable to changes in foreign exchange rates and the smaller in-force blocks of business.

Net investment income decreased mainly from an $11 million decrease attributable to changes in foreign exchange rates and lower reinvestment yields in 2014.

Net investment losses in 2014 were primarily driven by derivative losses largely from hedging non-functional currency transactions, mostly offset by net gains from the sale of investment securities. Net investment gains in 2013 were mainly from net gains from the sale of investment securities.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to lower net paid claims of $64 million, partially offset by an increase in change in reserves of $27 million. The decrease was primarily from lower new delinquencies as a result of improved performance of our smaller in-force blocks of business and a stable economic environment. The year ended December 31, 2014 also included a decrease of $7 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by a $5 million decrease attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, operating expenses increased from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015, partially offset by lower stock-based compensation expense in 2014.

Provision for income taxes. The effective tax rate decreased to 26.6% for the year ended December 31, 2014 from 28.4% for the year ended December 31, 2013. The decrease in the effective tax rate was primarily attributable to an increase in tax benefits from lower taxed foreign income. The year ended December 31, 2014 included a decrease of $8 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests was lower primarily driven by a $10 million decrease attributable to changes in foreign exchange rates.

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Primary insurance in-force	$292,600	$306,600	$298,000	$(14,000)	(5)%	$8,600	3%
Risk in-force	$102,400	$107,300	$104,300	$(4,900)	(5)%	$3,000	3%
New insurance written	$40,400	$38,500	$34,100	$1,900	5%	$4,400	13%
Net premiums written	$641	$583	$499	$58	10%	$84	17%

2015 compared to 2014

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the years ended December 31, 2015 and 2014, this factor was 35%.

Primary insurance in-force and risk in-force decreased as a result of decreases of $55.9 billion and $19.6 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity.

New insurance written

New insurance written increased driven by higher bulk mortgage insurance activity and higher flow new insurance written from higher market penetration in 2015. The year ended December 31, 2015 included a decrease of $6,000 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2015, our unearned premium reserves were $1,460 million, including a decrease of $300 million attributable to changes in foreign exchange rates, compared to $1,548 million as of December 31, 2014. Excluding the effects of foreign exchange, unearned premium reserves were higher as a result of premiums from new business volume.

Net premiums written increased primarily from higher flow volume attributable to higher market penetration, as well as higher bulk mortgage insurance activity from increased customer demand in 2015. In addition, the price increases on high loan-to-value premiums effective May 1, 2014 and June 1, 2015 resulted in higher net premiums written. The year ended December 31, 2015 included a decrease of $97 million attributable to changes in foreign exchange rates.

2014 compared to 2013

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the years ended December 31, 2014 and 2013, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of bulk transactions and flow new insurance written during 2014, partially offset by decreases of $28.6 billion and $10.0 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written increased primarily as a result of bulk mortgage insurance activity and higher flow new insurance written. The increase in flow new insurance written was driven by a larger mortgage originations market in 2014 and increased market penetration. The year ended December 31, 2014 included a decrease of $2,500 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2014, our unearned premium reserves were $1,548 million, including a decrease of $100 million attributable to changes in foreign exchange rates, compared to $1,622 million as of December 31, 2013. Excluding the effects of foreign exchange, unearned premium reserves were slightly higher as a result of premiums from new business volume.

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

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss ratio	21%	20%	25%	1%	(5)%
Expense ratio	16%	22%	26%	(6)%	(4)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our Canadian mortgage insurance business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2015 compared to 2014

Loss ratio

The loss ratio increased primarily from a higher average reserve per delinquency related to higher severity in certain regions and an increase in the number of new delinquencies, net of cures, mostly offset by higher premiums in 2015.

Expense ratio

The expense ratio decreased primarily attributable to lower stock-based compensation expense in 2015 and an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015 that did not recur.

2014 compared to 2013

Loss ratio

The loss ratio decreased primarily from lower new delinquencies as a result of improved performance of our smaller in-force blocks of business and a stable economic environment. Partially offsetting this decrease was lower premiums primarily driven by the smaller in-force blocks of business.

Expense ratio

The expense ratio decreased as higher net premiums written more than offset the impact of higher operating expenses from an early redemption payment of $6 million in May 2014 related to the redemption of Genworth Canada’s senior notes that were scheduled to mature in 2015, partially offset by lower stock-based compensation expense in 2014.

Canada mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Canada mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2015	2014	2013
95.01% and above	$35,570	$37,991	$37,366
90.01% to 95.00%	22,338	24,836	25,589
80.01% to 90.00%	13,630	15,499	16,256
80.00% and below	30,873	28,999	25,085

Total	$102,411	$107,325	$104,296

Overall risk in-force decreased $19.6 billion attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, risk in-force increased primarily as a result of flow new insurance written. Risk in-force in the 80.00% and below category increased primarily as a result of bulk mortgage insurance activity in 2015.

Delinquent loans and claims

The claim process in our Canada Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of December 31:

	2015	2014	2013
Primary insured loans in-force	1,835,916	1,673,505	1,527,554
Delinquent loans	1,829	1,756	1,830
Percentage of delinquent loans (delinquency rate)	0.10%	0.10%	0.12%

Flow loan in-force	1,331,773	1,255,050	1,187,753
Flow delinquent loans	1,550	1,493	1,591
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.12%	0.13%

Bulk loans in-force	504,143	418,455	339,801
Bulk delinquent loans	279	263	239
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.07%

Flow mortgage loans in-force increased from new policies written and bulk mortgage loans in-force increased from bulk activity. The number of delinquent loans increased compared to 2014 primarily from ongoing pressure in Quebec and building economic pressures in oil producing regions.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from most of our customers on a one-quarter lag. Based on the data provided by lenders, the 2015 delinquency rate as of September 30, 2015 was approximately 0.21%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force using the original terms of the loan.

Primary insurance delinquency rates differ by the various provinces and territories of Canada at any one time depending upon economic conditions and cyclical growth patterns. The table below sets forth our primary delinquency rates for the various provinces and territories of Canada by our risk in-force as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2015	Delinquency rate as of December 31,
		2015	2014	2013
By province and territory:
Ontario	47%	0.05%	0.05%	0.08%
Alberta	17	0.12%	0.10%	0.14%
British Columbia	14	0.08%	0.14%	0.17%
Quebec	13	0.19%	0.19%	0.17%
Saskatchewan	3	0.17%	0.13%	0.08%
Nova Scotia	2	0.18%	0.23%	0.19%
Manitoba	2	0.09%	0.07%	0.09%
New Brunswick	1	0.20%	0.20%	0.24%
All other	1	0.13%	0.12%	0.12%

Total	100%	0.10%	0.10%	0.12%

Delinquency rates were flat compared to 2014 with regional variation, including increases in more commodity dependent regions such as Alberta and Saskatchewan due to economic pressures related to low commodity prices, offset by lower delinquencies in British Columbia.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During 2015, the U.S. dollar strengthened against the Australian dollar, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

In Australia, the overall economy continued to expand during 2015, though at a more modest pace than 2014, experiencing modest annual gross domestic product growth in 2015 primarily due to an increase in net exports. At the same time, housing activity improved primarily from sustained low interest rates which were reduced another 0.25% to 2.0% by the Reserve Bank of Australia in May 2015 and remained at 2.0% for the remainder of 2015. The Reserve Bank of Australia expects the interest rate reduction in 2015 to add further support to demand, to foster growth and inflation outcomes consistent with their targets. Job creation was steady in 2015 with the addition of approximately 300,000 jobs. The December 2015 unemployment rate at 5.8% as compared to 6.2% at the end of 2014.

The housing market in Australia continued to improve in 2015, with home values approximately 8% higher than a year ago. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth in 2015 of approximately 11% in each of these markets, despite modest home price declines in the fourth quarter of 2015. We expect home price appreciation for 2016 will slow compared to 2015.

In 2015, new delinquencies in our mortgage insurance business in Australia increased in certain mining-related areas within Queensland and Western Australia. China’s economic slowdown has also impacted mining demand and investments in these areas. In addition, these regions are impacted by changes in commodity prices, which have continued to decline. If these trends continue, the loss ratio in Australia could increase in 2016 from our loss ratio of 23% for the year ended December 31, 2015. Consequently, we will continue to closely monitor these economic conditions and assess their impact on our business.

In Australia, gross written premiums were lower in 2015 partly due to the termination of a customer relationship with respect to new business effective in the second quarter of 2015. The decrease in gross written premiums was also driven by a reduction in high loan-to-value mortgage origination volume resulting from regulatory changes restricting loans originated for investment properties and high loan-to-value lending as APRA continues to focus on lending standards, investment lending and serviceability. Our average premium rate in Australia has also been impacted by the tighter lending standards resulting in a shift of our flow new insurance written to lower loan-to-value products that have a lower premium rate. Consequently, we expect high loan-to-value mortgages in proportion to total originations to be lower in 2016. This will likely result in a decrease in both gross written premiums and earned premiums in 2016 despite the price increase announced in December 2015, which will be effective in March 2016.

Segment results of operations

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$357	$406	$398	$(49)	(12)%	$8	2%
Net investment income	114	144	159	(30)	(21)%	(15)	(9)%
Net investment gains (losses)	6	3	(2)	3	100%	5	NM (1)
Policy fees and other income	(3)	(16)	—	13	81%	(16)	NM (1)

Total revenues	474	537	555	(63)	(12)%	(18)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	81	78	134	3	4%	(56)	(42)%
Acquisition and operating expenses, net of deferrals	98	97	110	1	1%	(13)	(12)%
Amortization of deferred acquisition costs and intangibles	18	21	22	(3)	(14)%	(1)	(5)%
Interest expense	10	10	11	—	—%	(1)	(9)%

Total benefits and expenses	207	206	277	1	—%	(71)	(26)%

Income from continuing operations before income taxes	267	331	278	(64)	(19)%	53	19%
Provision for income taxes	80	248	51	(168)	(68)%	197	NM (1)

Income from continuing operations	187	83	227	104	125%	(144)	(63)%
Less: net income attributable to noncontrolling interests	84	56	—	28	50%	56	NM (1)

Income from continuing operations available to Genworth
Financial, Inc.’s common stockholders	103	27	227	76	NM (1)	(200)	(88)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(2)	(1)	1	(1)	(100)%	(2)	(200)%
(Gains) losses on early extinguishment of debt, net	1	—	—	1	NM (1)	—	—%
Tax impact from potential business portfolio changes	—	174	—	(174)	(100)%	174	NM (1)

Net operating income	$102	$200	$228	$(98)	(49)%	$(28)	(12)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2015 compared to 2014

Net operating income

Net operating income decreased primarily driven by the IPO of this business in May 2014, which reduced our ownership percentage to 66.2%. In May 2015, we sold additional shares of this business, which further reduced our ownership percentage to 52.0%. The decrease was also attributable to higher losses and operating expenses in 2015. The year ended December 31, 2015 also included a decrease of $21 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased driven by a $71 million decrease attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, premiums increased primarily as a result of the seasoning of our in-force blocks of business, an adjustment of $8 million in the third quarter of 2015 relating to refinements to premium recognition factors and higher premiums resulting from policy cancellations and refunds in 2015. These increases were partially offset by a decrease in premiums from lower flow volume and higher ceded reinsurance premiums in 2015.

Net investment income decreased primarily from a $22 million decrease attributable to changes in foreign exchange rates and lower reinvestment yields in 2015.

Net investment gains increased primarily driven by higher net investment gains related to sales of securities in 2015. The year ended December 31, 2015 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Policy fees and other income increased primarily due to higher losses in 2014 on non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans in 2014 that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in change in reserves of $35 million, partially offset by lower net paid claims of $32 million. The increase was primarily from an increase in reserves of $9 million in the third quarter of 2015 mainly related to the estimate of the period of time it takes for a delinquent loan to be reported, a higher number of new delinquencies, net of cures, and an increase in the average claim payment in 2015. Partially offsetting these increases was a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods. The year ended December 31, 2015 also included a decrease of $17 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased primarily from higher operating expenses in 2015 related to contract fees and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021. These increases were mostly offset by a decrease of $18 million attributable to changes in foreign exchange rates in 2015.

Amortization of deferred acquisition costs and intangibles decreased from a $3 million decrease attributable to changes in foreign exchange rates in 2015.

Provision for income taxes. The effective tax rate decreased to 30.0% for the year ended December 31, 2015 from 74.9% for the year ended December 31, 2014. The decrease in the effective tax rate was primarily attributable to a charge of $174 million in the fourth quarter of 2014 related to a change in intent for permanent reinvestment of unremitted foreign income that did not recur. The year ended December 31, 2015 included a decrease of $17 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests increased primarily related to the IPO of this business in May 2014, which reduced our ownership percentage to 66.2%, and the sale of additional shares in May 2015, which further reduced our ownership percentage to 52.0% in 2015. The year ended December 31, 2015 included a decrease of $16 million attributable to changes in foreign exchange rates.

2014 compared to 2013

Net operating income

Net operating income decreased primarily from the IPO of this business in May 2014 which reduced our ownership percentage to 66.2%, resulting in lower net operating income of $55 million, higher taxes and a decrease of $19 million attributable to changes in foreign exchange rates in 2014. These decreases were partially offset by lower losses and higher premiums in 2014.

Revenues

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

Net investment income decreased primarily from a $12 million decrease attributable to changes in foreign exchange rates and lower reinvestment yields during 2014.

Net investment gains in 2014 were mainly from net gains from the sale of investment securities. Net investment losses in 2013 were primarily driven by derivative losses largely from hedging non-functional currency transactions, mostly offset by net gains from the sale of investment securities.

Policy fees and other income decreased primarily due to non-functional currency transactions attributable to changes in foreign exchange rates on remeasurement and partial payments of intercompany loans in 2014.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to lower net paid claims of $99 million, partially offset by an increase in change in reserves of $43 million. The decrease was primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in 2014. Paid claims were also lower as a result of a decrease in both the number of claims and the average claim payment. The year ended December 31, 2014 also included a decrease of $6 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily from a decrease of $7 million attributable to changes in foreign exchange rates and lower operating expenses related to contract fees in 2014.

Provision for income taxes. The effective tax rate increased to 74.9% for the year ended December 31, 2014 from 18.3% for the year ended December 31, 2013. The increase in the effective tax rate was primarily attributable to a charge of $174 million in the fourth quarter of 2014 as we could no longer assert our intent to permanently reinvest earnings in this business. The year ended December 31, 2014 included a decrease of $7 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests increased primarily related to the IPO of our Australian mortgage insurance business in May 2014, which reduced our ownership percentage to 66.2%, resulting in lower net income of $56 million in 2014.

Australia Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Primary insurance in-force	$233,600	$256,000	$267,900	$(22,400)	(9)%	$(11,900)	(4)%
Risk in-force	$81,500	$89,600	$93,800	$(8,100)	(9)%	$(4,200)	(4)%
New insurance written	$24,900	$32,900	$34,600	$(8,000)	(24)%	$(1,700)	(5)%
Net premiums written	$328	$509	$519	$(181)	(36)%	$(10)	(2)%

2015 compared to 2014

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the years ended December 31, 2015 and 2014, this factor was 35%. We also we have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force decreased driven by decreases of $27.9 billion and $9.8 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written during 2015.

New insurance written

New insurance written decreased mainly attributable to lower flow volume from tightening of lending standards, as well as the termination of a customer relationship with respect to new business in the second quarter of 2015, partially offset by an increase in bulk mortgage insurance activity in 2015. The year ended December 31, 2015 included a decrease of $4,800 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2015, our unearned premium reserves were $963 million, including a decrease of $100 million attributable to changes in foreign exchange rates, compared to $1,112 million as of December 31, 2014. Unearned premium reserves decreased slightly primarily as a result of lower premiums written from lower business volume in 2015.

Net premiums written decreased primarily from lower flow volume and average price due to changes in the loan-to-value mix, as well as the termination of a customer relationship with respect to new business in the second quarter of 2015, partially offset by bulk mortgage insurance activity in 2015. The year ended December 31, 2015 included a decrease of $62 million attributable to changes in foreign exchange rates.

2014 compared to 2013

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the years ended December 31, 2014 and 2013, this factor was 35%.

Primary insurance in-force and risk in-force decreased $24.2 billion and $8.5 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, primary insurance in-force and risk in-force increased primarily from flow new insurance written during 2014.

New insurance written

New insurance written decreased driven by a change of $2,500 million in foreign exchange rates. Excluding the effects of foreign exchange, new insurance written increased mainly attributable to improved housing market activity as interest rates remained low in 2014.

Net premiums written

Most of our Australia mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of December 31, 2014, our unearned premium reserves were $1,112 million, including a decrease of $100 million attributable to changes in foreign exchange rates, compared to $1,116 million as of December 31, 2013. Excluding the effects of foreign exchange, unearned premium reserves were slightly higher as a result of premiums from new business volume.

Net premiums written decreased driven by a change of $40 million in foreign exchange rates. Excluding the effects of foreign exchange, net premiums written increased primarily from higher flow average price and volume, partially offset by lower loan-to-value mortgage originations and higher ceded reinsurance premiums in 2014.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the dates indicated:

	Years ended December 31,			Increase (decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss ratio	23%	19%	34%	4%	(15)%
Expense ratio	35%	23%	25%	12%	(2)%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio is the ratio of general expenses to net premiums written. In our mortgage insurance business in Australia, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of DAC and intangibles.

2015 compared to 2014

Loss ratio

The loss ratio increased primarily driven by an increase in reserves of $9 million in the third quarter of 2015 mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. This increase in reserves coupled with the increase in premiums of $8 million from refinements to premium recognition factors increased the loss ratio by two percentage points for the year ended December 31, 2015. The loss ratio also increased from a higher number of new delinquencies, net of cures, and an increase in the average claim payment, partially offset by a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods. The favorable adjustment decreased the loss ratio by two percentage points for the year ended December 31, 2015.

Expense ratio

The expense ratio increased primarily from lower net premiums written and higher operating expenses in 2015 related to contract fees and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

2014 compared to 2013

Loss ratio

The loss ratio decreased primarily driven by improved aging on our existing delinquencies from higher home price appreciation and a lower volume of existing delinquencies converting to mortgages in possession, as well as a lower number of new delinquencies in 2014. Paid claims were also lower as a result of a decrease in both the number of claims and the average claim payment.

Expense ratio

The expense ratio decreased primarily from lower operating expenses related to contract fees in 2014.

Australia mortgage insurance loan portfolio

The following table sets forth selected financial information regarding the loan-to-value ratio of effective risk in-force of our Australia mortgage insurance loan portfolio as of December 31:

(Amounts in millions)	2015	2014	2013
95.01% and above	$15,055	$17,143	$17,901
90.01% to 95.00%	20,933	22,207	22,139
80.01% to 90.00%	21,510	23,482	24,290
80.00% and below	23,970	26,758	29,425

Total	$81,468	$89,590	$93,755

Overall risk in-force decreased $9.8 billion attributable to changes in foreign exchange rates in 2015. Excluding the effects of foreign exchange, risk in-force increased primarily as a result of flow new insurance written.

Delinquent loans and claims

The claim process in our Australia Mortgage Insurance segment is similar to the process we follow in our U.S. mortgage insurance business. See “—U.S. Mortgage Insurance—Delinquent loans and claims.” The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of December 31:

	2015	2014	2013
Primary insured loans in-force	1,478,434	1,496,616	1,474,181
Delinquent loans	5,552	4,953	4,980
Percentage of delinquent loans (delinquency rate)	0.38%	0.33%	0.34%

Flow loan in-force	1,364,628	1,378,584	1,350,571
Flow delinquent loans	5,317	4,714	4,760
Percentage of flow delinquent loans (delinquency rate)	0.39%	0.34%	0.35%

Bulk loans in-force	113,806	118,032	123,610
Bulk delinquent loans	235	239	220
Percentage of bulk delinquent loans (delinquency rate)	0.21%	0.20%	0.18%

Flow loans in-force decreased compared to 2014 and bulk loans in-force decreased from policy cancellations. Flow loans in-force increased compared to 2013 from new policies written. Flow delinquent loans increased in 2015 as new delinquencies more than offset cures and paid claims primarily as a result of economic pressures in commodity dependent regions.

Primary insurance delinquency rates differ by the various states and territories of Australia at any one time depending upon economic conditions and cyclical growth patterns. The table below sets forth our primary delinquency rates for the states and territories of Australia by our risk in-force as of the dates indicated. Delinquency rates are shown by region based upon the location of the underlying property, rather than the location of the lender.

	Percent of primary risk in-force as of December 31, 2015	Delinquency rate as of December 31,
		2015	2014	2013
By state and territory:
New South Wales	29%	0.27%	0.27%	0.30%
Queensland	23	0.53%	0.47%	0.46%
Victoria	23	0.33%	0.30%	0.30%
Western Australia	11	0.46%	0.32%	0.29%
South Australia	6	0.51%	0.44%	0.40%
Australian Capital Territory	3	0.17%	0.16%	0.10%
Tasmania	2	0.32%	0.25%	0.31%
New Zealand	2	0.17%	0.28%	0.38%
Northern Territory	1	0.17%	0.16%	0.25%

Total	100%	0.38%	0.33%	0.34%

Delinquency rates increased primarily from higher new delinquencies, net of cures, mainly attributable to economic pressures in Queensland, Western Australia and South Australia.

U.S. Life Insurance segment

Trends and conditions

Results of our U.S. life insurance businesses depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Many factors can affect the reserves in our U.S. life insurance businesses and because they are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, and we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. In our U.S. life insurance businesses, our liability for policy and contract claims is reviewed quarterly as well as with our detailed review of our claim reserve assumptions typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually.

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

In the fourth quarter of 2015, we conducted our annual review of assumptions related to our liability for future policy benefits and policyholder account balances for our long-term care insurance, life insurance and annuity products. This review included updates to our assumptions based on any relevant observable trends in our experience and any changes to future expectations with respect to a variety of factors, including but not limited to, mortality, policyholder behavior and interest rates.

These updates in the fourth quarter of 2015 did not have a significant impact on the margin of our long-term care insurance block, excluding the acquired block, which was approximately $2.5 billion to $3.0 billion as of December 31, 2015. As previously disclosed, the margin on our acquired block of long-term care insurance was zero after the reserve increase in the fourth quarter of 2014; therefore, the impacts of any adverse changes in assumptions would immediately be reflected as a charge in net income (loss). In 2015, our acquired block of long-term care insurance had positive margin of approximately $10 million.

In the fourth quarter of 2015, we completed our annual review of assumptions for our universal and term universal life insurance products, which resulted in $298 million of pre-tax charges, which included $55 million of corrections related to reinsurance inputs. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements.

As of December 31, 2015, we established $198 million of additional statutory reserves resulting from updates to our universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries. Of this amount, we recorded $194 million in the fourth quarter of 2015. In addition, as a result of our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million of additional statutory reserves in the fourth quarter of 2015 and expects to record an aggregate of $267 million of additional statutory reserves over the next three years.

We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, when appropriate. In our assumption review in 2015, we looked at a number of assumptions, including older age mortality in our life insurance products, shock lapse in our term universal life insurance product and for our group long-term care insurance products, for which we did not make any changes at this time. We will review these and other assumptions again in 2016 with the benefit of updated experience and comparisons to industry experience, where appropriate, and we will likely make changes to at least one or more of these or other assumptions with a resulting negative impact. We do not know whether such impact would be material or whether it would be offset by impacts from other assumptions that may or may not occur. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition. For additional information, see “—Critical Accounting Estimates.”

Long-term care insurance

Results of our long-term care insurance business are influenced primarily by sales, morbidity, mortality, persistency, investment yields, expenses, ability to achieve rate actions, changes in regulations and reinsurance. Additionally, sales of our products are impacted by the relative competitiveness of our offerings based on product features, pricing and commission levels, actions by rating agencies and the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business either positively or negatively.

During 2014, we updated our assumptions and methodologies primarily impacting claim termination rates and benefit utilization rates, resulting in increases to our long-term care insurance claim reserves. This update also informed the review of and changes to assumptions and methodologies used in our loss recognition testing, which indicated that a premium deficiency existed for our acquired block of long-term care insurance. Loss recognition testing for our long-term care insurance block, excluding the acquired block, indicated that although the block had positive margin overall, it had a pattern of projected profits followed by projected losses. We are required to accrue additional future policy benefit reserves in the profitable years by amounts sufficient to offset losses in later years. Given our updated assumptions and methodologies discussed above, we are currently establishing higher claim reserves on new claims, which decreases earnings in the period in which the higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with increasing numbers of policies with higher daily benefit amounts and unlimited benefit pools going on claim. Consequently, results of our long-term care insurance business have been modest in 2015 and we expect results to continue to be modest going forward with some variability period to period. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business.

We experience volatility in our loss ratios caused by variances in claim terminations, claim severity and claim counts. Our rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our claim reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio for the year ended December 31, 2014 was 129% and was increased by 57 percentage points as a result of the increase in reserves from the changes in assumptions and methodologies mentioned above. Our loss ratio was 74% for the year ended December 31, 2015 reflecting our updated claims assumptions emerging from our review of claim reserves as well as our updated assumptions on our acquired block in 2014.

Our long-term care insurance sales decreased 62% in 2015 compared to 2014. Sales decreased due to overall market conditions, product changes in 2014 that increased premium rates and reduced benefits offered, competing industry product solutions and certain distributors suspending sales of our products as a result of market uncertainty about the outcome of our strategic review, rating agency actions and our recent financial results. The overall long-term care insurance industry sales trends were down approximately 19% for the first nine months of 2015 as compared to the same period in 2014 as companies have left the market over time and have introduced price increases and product changes and from general consumer concern tied to industry rate actions. Following the adverse rating actions after the announcement of our results for the fourth quarter of 2015, distributors, representing in excess of 20% of our 2015 individual long-term care insurance sales, suspended distribution of our long-term care insurance products. We expect that our sales will continue to be adversely impacted by our current ratings.

In the fourth quarter of 2014, we began filing for regulatory approval of an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates and adjusting coverage options. As of December 31, 2015, this enhanced product had been filed in 47 states, approved in 45 states and launched in 43 states, with an additional two states targeted to be launched in the first half of 2016. In support of this product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance levels vary and are dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. Since 2013, we have seen, and may continue to see through 2018, an increase in benefit costs if and when those policies are no longer covered under this reinsurance go on claim. In addition, we have a portion of our long-term care insurance business reinsured internally by BLAIC, one of our Bermuda-domiciled captive reinsurance subsidiaries. One of our strategic priorities is to repatriate all of the existing business, including our long-term care insurance business, held in BLAIC. The timing of the repatriation is expected to occur in 2016. If we implement the repatriation (following receipt of required regulatory approvals), there will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of this reinsurance eliminates in consolidation, although there is expected to be an adverse impact on GLIC’s RBC ratio, depending on the specifics and timing of a transaction.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; investing in care coordination capabilities and service offerings; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” In the past, we have suspended, and will consider taking similar actions in the future, in states where we are unable to obtain satisfactory rate increases on in-force policies as we did in Massachusetts, New Hampshire and Vermont. The approval process for in-force rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are therefore expected to be realized over time.

Continued low interest rates have also put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management and hedging strategies for a portion of our long-term care insurance product cash flows.

Life insurance

Results of our life insurance business are impacted primarily by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

Life insurance sales decreased 45% during 2015 compared to 2014 and decreased 17% in the fourth quarter of 2015 from the third quarter of 2015. The decrease in our sales was predominantly related to our competitive positioning in the marketplace and distributor suspensions following adverse rating actions. On February 4, 2016, we announced our decision to suspend sales of our traditional life insurance products after the first quarter of 2016.

In the fourth quarter of 2015, we completed our annual review of assumptions, which resulted in $194 million of after-tax charges, which included $36 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements.

In 2014, mortality experience was favorable to pricing expectations for term life insurance and unfavorable for universal and term universal life insurance, but experience fluctuated from quarter to quarter. In 2015, mortality experience was favorable to pricing expectations for our term life insurance products but unfavorable for our universal life insurance products. Mortality experience for our term universal life insurance product was consistent with pricing expectations. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. In the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we would expect DAC amortization to accelerate, premiums to decline and mortality to worsen and reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000.

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

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, product sales, competitor actions and competitiveness of our offerings.

Sales of fixed annuities decreased 38% in 2015 compared to 2014. The decrease was largely as a result of distributor actions. Following adverse rating actions after the announcement of our results for the third and fourth quarters of 2014, several of our distributors suspended distribution of our products. However, sales increased 21% in the fourth quarter of 2015 from the third quarter of 2015 due to competitive pricing. On February 4, 2016, we announced our decision to suspend sales of our traditional fixed annuity products after the first quarter of 2016.

We monitor and change prices and crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. Equity market performance and volatility could result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$3,128	$3,169	$2,957	$(41)	(1)%	$212	7%
Net investment income	2,701	2,665	2,621	36	1%	44	2%
Net investment gains (losses)	(10)	41	(3)	(51)	(124)%	44	NM (1)
Policy fees and other income	726	712	755	14	2%	(43)	(6)%

Total revenues	6,545	6,587	6,330	(42)	(1)%	257	4%

Benefits and expenses:
Benefits and other changes in policy reserves	4,692	5,820	3,975	(1,128)	(19)%	1,845	46%
Interest credited	596	618	619	(22)	(4)%	(1)	—%
Acquisition and operating expenses, net of deferrals	684	658	658	26	4%	—	—%
Amortization of deferred acquisition costs and intangibles	872	345	384	527	153%	(39)	(10)%
Goodwill impairment	—	849	—	(849)	(100)%	849	NM (1)
Interest expense	92	87	97	5	6%	(10)	(10)%

Total benefits and expenses	6,936	8,377	5,733	(1,441)	(17)%	2,644	46%

Income (loss) from continuing operations before income taxes	(391)	(1,790)	597	1,399	78%	(2,387)	NM (1)
Provision (benefit) for income taxes	(138)	(385)	213	247	64%	(598)	NM (1)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(253)	(1,405)	384	1,152	82%	(1,789)	NM (1)
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(3)	(27)	1	24	89%	(28)	NM (1)
Goodwill impairment, net	—	791	—	(791)	(100)%	791	NM (1)
(Gains) losses from life block transactions, net	296	—	—	296	NM (1)	—	—%
Expenses related to restructuring, net	3	—	9	3	NM (1)	(9)	(100)%

Net operating income (loss)	$43	$(641)	$394	$684	107%	$(1,035)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income (loss) for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Net operating income (loss):
Long-term care insurance	$29	$(815)	$129	$844	104%	$(944)	NM	(1)
Life insurance	(80)	74	173	(154)	NM (1)	(99)	(57)%
Fixed annuities	94	100	92	(6)	(6)%	8	9%

Total net operating income (loss)	$43	$(641)	$394	$684	107%	$(1,035)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2015 compared to 2014

Net operating income (loss)

•	Our long-term care insurance business had net operating income of $29 million in 2015 compared to a net operating loss of $815 million in 2014. The net loss in the prior year was driven by our annual loss recognition testing in the fourth quarter of 2014 resulting in an increase of $478 million of reserves and amortization of PVFP and the completion of a comprehensive review of our claim reserves in the third quarter of 2014 resulting in increased claim reserves of $345 million. In 2014, we also recorded a $44 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review and a $35 million unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option, partially offset by a $28 million favorable refinement of assumptions for claim termination rates. We also had $69 million of higher premiums and reduced benefits from in-force rate actions approved and implemented in 2015. These increases were partially offset by higher severity and frequency on new claims.

•	Our life insurance business had a net operating loss of $80 million in 2015 compared to net operating income of $74 million in 2014. The decrease was predominantly related to the completion of our annual review of assumptions in the fourth quarter of 2015, which resulted in $194 million of charges, which included $36 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements. These decreases were partially offset by our term life insurance products largely due to an unfavorable reserve correction of $32 million related to reserves on a reinsurance transaction in 2014 that did not recur and favorable mortality in 2015.

•	Our fixed annuities business decreased $6 million primarily related to lower investment income, partially offset by lower interest credited in 2015.

Revenues

Premiums

•	Our long-term care insurance business increased $101 million largely from $96 million of higher premiums in 2015 from in-force rate actions approved and implemented.

•	Our life insurance business decreased $52 million primarily related to higher ceded reinsurance, lapse experience and lower production in 2015.

•	Our fixed annuities business decreased $90 million principally from lower sales of our life-contingent products in 2015.

Net investment income

•	Our long-term care insurance business increased $107 million largely from higher average invested assets due to growth of our in-force block, higher gains of $12 million from bond calls and mortgage loan prepayments and an $8 million unfavorable prepayment speed adjustment on structured securities in 2014 that did not recur. These increases were partially offset by lower reinvestment yields and an $8 million favorable correction to investment amortization for preferred stock in 2014 that did not recur.

•	Our life insurance business decreased $16 million largely from lower reinvestment yields and average invested assets in 2015.

•	Our fixed annuities business decreased $55 million largely due to lower reinvestment yields and average invested assets. The decrease was also attributable to lower gains of $6 million from limited partnerships and a decrease of $4 million in bond calls and mortgage loan prepayments in 2015.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business increased $20 million largely from higher derivative gains, partially offset by net losses from the sale of investment securities in 2015 compared to net gains in 2014.

•	Net investment gains in our life insurance business decreased $21 million primarily from lower net gains from the sale of investment securities and higher impairments in 2015.

•	Net investment losses in our fixed annuities business increased $50 million largely related to derivative losses in 2015 compared to gains in 2014. The increase was also attributable to net losses from the sale of investment securities in 2015 compared to gains in 2014 and higher impairments, partially offset by lower losses on embedded derivatives related to our fixed indexed annuities in 2015.

Policy fees and other income. The increase was primarily attributable to our life insurance business largely related to our universal life insurance products driven by a $12 million favorable impact associated with the completion of our annual review of assumptions in the fourth quarter of 2015, which included $5 million of corrections related to reinsurance inputs. The increase was also attributable to higher income from certain older universal life insurance in-force policies and a $4 million unfavorable correction in 2014 that did not recur. These increases were partially offset by lower production, a decrease in our term universal and universal life insurance in-force blocks and higher terminations in our term universal life insurance product in 2015.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business decreased $1,089 million. The decrease was largely related to our annual loss recognition testing in the fourth quarter of 2014 that resulted in an increase of $729 million of reserves and the completion of a comprehensive review of our claim reserves in the third quarter of 2014 that resulted in an increase in claim reserves of $531 million, net of reinsurance. During the third quarter of 2014, we also recorded a $54 million unfavorable correction, net of reinsurance, related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we recorded a $67 million unfavorable correction, net of reinsurance, related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement, net of reinsurance, of assumptions for claim termination rates. The decrease was also attributable to reduced benefits of $18 million in 2015 related to in-force rate actions approved and implemented. These decreases were partially offset by aging and growth of the in-force block, higher severity and frequency on new claims and incremental reserves of $13 million recorded in connection with an accrual for profits followed by losses in 2015.

•	Our life insurance business increased $64 million primarily related to our universal and term universal life insurance products largely from the completion of our annual review of assumptions in the fourth quarter of 2015 that resulted in an increase in reserves of $187 million. The increase was also attributable to unfavorable mortality in our term universal life insurance product and a favorable unlocking of $23 million in our term universal and universal life insurance products in 2014. These increases were partially offset by our term life insurance products principally from a $49 million unfavorable correction related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 and the recapture of a reinsurance agreement in 2014 and favorable mortality and higher ceded reinsurance in 2015.

•	Our fixed annuities business decreased $103 million predominantly attributable to lower sales of our life-contingent products and lower interest credited in 2015.

Interest credited. The decrease was mainly related to our fixed annuities business driven by lower crediting rates and a decrease in average account values in 2015.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business increased $16 million primarily from an unfavorable correction of $12 million related to premium taxes, growth of our in-force block and a restructuring charge, partially offset by lower marketing costs in 2015.

•	Our life insurance business increased $9 million largely from higher net commissions due to lower deferrals on older in-force blocks and higher variable compensation costs, partially offset by lower production in 2015.

Amortization of deferred acquisition costs and intangibles

•	Our long-term care insurance business decreased $13 million largely related to the write-off of PVFP in connection with our annual loss recognition testing completed in the fourth quarter of 2014 which also resulted in lower amortization in 2015.

•	Our life insurance business increased $560 million largely from a DAC impairment of $455 million as a result of loss recognition testing of certain term life insurance policies in 2015 as part of a life block transaction. In the fourth quarter of 2015, as part of our annual review of assumptions, we recorded an unfavorable unlocking in our universal life insurance products of $123 million, which included $63 million of corrections related to reinsurance inputs. In 2014, we recorded an unfavorable unlocking of $12 million in our term universal and universal life insurance products.

•	Our fixed annuities business decreased $20 million largely attributable to higher net investment losses and a decrease in account values in 2015.

Goodwill impairment

•	We recorded goodwill impairments of $354 million in our long-term care insurance business in 2014.

•	We recorded goodwill impairments of $495 million in our life insurance business in 2014.

Interest expense. Interest expense increased driven by our life insurance business principally from the impact of credit rating downgrades of our life insurance subsidiaries which increased the cost of financing term life insurance reserves, partially offset by a refinancing transaction executed in 2015.

Provision (benefit) for income taxes. The effective tax rate increased to 35.3% for the year ended December 31, 2015 from 21.5% for the year ended December 31, 2014. The increase in the effective tax rate was primarily attributable to non-deductible goodwill impairments in 2014.

2014 compared to 2013

Net operating income (loss)

•	Our long-term care insurance business had a net operating loss of $815 million in 2014 compared to net operating income of $129 million in 2013. In the fourth quarter of 2014, we completed our annual loss recognition testing which resulted in an increase of $478 million of reserves and amortization of PVFP driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. In the third quarter of 2014, we completed a comprehensive review of our claim reserves, which increased claim reserves by $345 million. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. During the third quarter of 2014, we also recorded a $35 million unfavorable correction related to a calculation of benefit utilization for policies with a benefit inflation option. During the fourth quarter of 2014, we also recorded a $44 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $28 million favorable refinement of assumptions for claim termination rates. These increases were partially offset by $102 million of increased premiums and reduced benefits in 2014 from in-force rate actions.

•	Our life insurance business decreased $99 million principally due to higher mortality experience, an unfavorable reserve correction of $32 million in our term life insurance products related to reserves on a reinsurance transaction recorded in the fourth quarter of 2014 compared to an $18 million favorable reserve correction in our term universal life insurance product in 2013. The decrease was also attributable to lower investment income driven largely by unfavorable prepayment speed adjustments on structured securities in 2014 compared to favorable adjustments in 2013. These decreases were partially offset by slower reserve growth in our term universal life insurance reserves and a $12 million unfavorable tax valuation allowance in 2013 that did not recur.

•	Our fixed annuities business increased $8 million primarily related to higher customer account values and lower operating expenses, partially offset by unfavorable mortality in 2014.

Revenues

Premiums

•	Our long-term care insurance business increased $127 million largely from $90 million of increased premiums from in-force rate actions, growth of our in-force block from new sales in 2014 and unfavorable adjustments of $14 million in 2013 that did not recur.

•	Our life insurance business increased $38 million primarily related to our term life insurance products due to the recapture of a reinsurance agreement and higher sales in 2014.

•	Our fixed annuities business increased $47 million principally driven by higher sales of our life-contingent products in 2014.

Net investment income

•	Our long-term care insurance business increased $64 million largely related to higher average invested assets due to growth of our in-force block and a favorable correction of $8 million to investment amortization for preferred stock in 2014. These increases were partially offset by unfavorable prepayment speed adjustments of $5 million on structured securities in 2014 compared to favorable prepayment speed adjustments of $9 million in 2013.

•	Our life insurance business decreased $20 million largely from unfavorable prepayment speed adjustments of $6 million on structured securities in 2014 compared to favorable prepayment speed adjustments of $7 million in 2013 and lower gains of $8 million from limited partnerships.

•	Our fixed annuities business was flat as higher bond calls and mortgage loan prepayments of $7 million and higher gains of $2 million from limited partnerships were offset by unfavorable prepayment speed adjustments of $2 million on structured securities in 2014 compared to favorable prepayment speed adjustments of $6 million in 2013.

Net investment gains (losses)

•	Our long-term care insurance business had $8 million of net investment gains in 2014 primarily from derivative gains. Net investment losses of $11 million in 2013 were mainly from impairments and net losses from the sale of investment securities, partially offset by derivative gains.

•	Net investment gains in our life insurance business increased $21 million largely attributable to higher net gains from the sale of investment securities, a gain on a previously impaired financial hybrid security that was called by the issuer and lower impairments in 2014.

•	Net investment losses in our fixed annuities business decreased $4 million predominantly as a result of lower impairments and higher derivative gains, partially offset by higher losses on embedded derivatives related to our fixed indexed annuities and a gain on a call of an investment security in 2013 that did not recur.

Policy fees and other income. The decrease was primarily attributable to our life insurance business largely related to mortality experience in our universal life insurance products, a less favorable unlocking of $7 million related to interest assumptions and a $4 million unfavorable correction in 2014.

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

Goodwill impairment

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

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Net earned premiums:
Individual long-term care insurance	$2,330	$2,234	$2,115	$96	4%	$119	6%
Group long-term care insurance	107	102	94	5	5%	8	9%

Total	$2,437	$2,336	$2,209	$101	4%	$127	6%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$33	$90	$134	$(57)	(63)%	$(44)	(33)%
Group long-term care insurance	5	10	15	(5)	(50)%	(5)	(33)%

Total	$38	$100	$149	$(62)	(62)%	$(49)	(33)%

Loss ratio	74%	129%	66%	(55)%		63	%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

2015 compared to 2014

Net earned premiums increased mainly attributable to higher premiums of $96 million in 2015 from in-force rate actions approved and implemented.

Annualized first-year premiums and deposits decreased principally from higher pricing on the product launched in 2014 and certain distributor suspensions driven by rating agency actions in the fourth quarter of 2014.

The loss ratio decreased largely related to the significant decrease in benefits and other changes in reserves in 2015 compared to 2014 as discussed above. The decrease was also attributable to $96 million of higher premiums in 2015 from in-force rate actions approved and implemented.

2014 compared to 2013

Net earned premiums increased mainly attributable to higher premiums of $90 million from in-force rate actions approved and implemented, growth of our in-force block from new sales in 2014 and net unfavorable adjustments of $14 million in 2013 that did not recur.

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

The loss ratio increased largely as a result of the significant increase in benefits and other changes in reserves in 2014 compared to 2013 as discussed above. These increases were partially offset by $90 million of increased premiums from in-force rate actions in 2014.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Term and whole life insurance
Net earned premiums	$670	$722	$684	$(52)	(7)%	$38	6%
Sales	31	51	22	(20)	(39)%	29	132%
Life insurance in-force, net of reinsurance	312,226	353,631	336,015	(41,405)	(12)%	17,616	5%
Life insurance in-force before reinsurance	510,529	522,761	523,694	(12,232)	(2)%	(933)	—%
Term universal life insurance
Net deposits	$259	$269	$280	$(10)	(4)%	$(11)	(4)%
Sales	—	—	1	—	—%	(1)	(100)%
Life insurance in-force, net of reinsurance	125,001	128,289	132,293	(3,288)	(3)%	(4,004)	(3)%
Life insurance in-force before reinsurance	125,928	129,296	133,348	(3,368)	(3)%	(4,052)	(3)%
Universal life insurance
Net deposits	$486	$561	$528	$(75)	(13)%	$33	6%
Sales:
Universal life insurance	13	31	24	(18)	(58)%	7	29%
Linked-benefits	10	16	10	(6)	(38)%	6	60%
Life insurance in-force, net of reinsurance	40,376	41,959	43,150	(1,583)	(4)%	(1,191)	(3)%
Life insurance in-force before reinsurance	46,582	48,570	49,790	(1,988)	(4)%	(1,220)	(2)%
Total life insurance
Net earned premiums and deposits	$1,415	$1,552	$1,492	$(137)	(9)%	$60	4%
Sales:
Term life insurance	31	51	22	(20)	(39)%	29	132%
Term universal life insurance	—	—	1	—	—%	(1)	(100)%
Universal life insurance	13	31	24	(18)	(58)%	7	29%
Linked-benefits	10	16	10	(6)	(38)%	6	60%
Life insurance in-force, net of reinsurance	477,603	523,879	511,458	(46,276)	(9)%	12,421	2%
Life insurance in-force before reinsurance	683,039	700,627	706,832	(17,588)	(3)%	(6,205)	(1)%

2015 compared to 2014

Term and whole life insurance

Net earned premiums decreased primarily due to higher ceded reinsurance, lapse experience and lower production in 2015. Sales of our term life insurance product decreased predominantly related to changes in our competitive position in the marketplace in 2015. The decrease in life insurance in-force was principally related to a reinsurance transaction and higher lapses in 2015.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased in 2015 primarily related to changes in our competitive positioning in the marketplace and distributor suspensions following adverse rating actions in the fourth quarter of 2014. Our life insurance in-force decreased primarily from higher lapses of older issued policies and lower deposits in 2015.

2014 compared to 2013

Term and whole life insurance

Net earned premiums increased primarily due to the recapture of a reinsurance agreement related to our term life insurance products in 2014. Sales of our term life insurance product increased in 2014 from growth of reintroduced term life insurance products that we began offering in the fourth quarter of 2012.

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

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Single Premium Deferred Annuities
Account value, beginning of period	$12,437	$11,807	$11,038	$630	5%	$769	7%
Deposits	1,080	1,699	1,634	(619)	(36)%	65	4%
Surrenders, benefits and product charges (1)	(1,339)	(1,410)	(1,194)	71	5%	(216)	(18)%

Net flows	(259)	289	440	(548)	(190)%	(151)	(34)%
Interest credited and investment performance (1)	302	341	329	(39)	(11)%	12	4%

Account value, end of period	$12,480	$12,437	$11,807	$43	—%	$630	5%

Single Premium Immediate Annuities
Account value, beginning of period	$5,763	$5,837	$6,442	$(74)	(1)%	$(605)	(9)%
Premiums and deposits	152	274	307	(122)	(45)%	(33)	(11)%
Surrenders, benefits and product charges	(791)	(852)	(898)	61	7%	46	5%

Net flows	(639)	(578)	(591)	(61)	(11)%	13	2%
Interest credited	249	266	285	(17)	(6)%	(19)	(7)%
Effect of accumulated net unrealized investment gains (losses)	(193)	238	(299)	(431)	(181)%	537	180%

Account value, end of period	$5,180	$5,763	$5,837	$(583)	(10)%	$(74)	(1)%

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,078	$1,093	$1,101	$(15)	(1)%	$(8)	(1)%
Surrenders, benefits and product charges	(69)	(72)	(66)	3	4%	(6)	(9)%

Net flows	(69)	(72)	(66)	3	4%	(6)	(9)%
Interest credited	57	57	58	—	—%	(1)	(2)%

Account value, net of reinsurance, end of period	$1,066	$1,078	$1,093	$(12)	(1)%	$(15)	(1)%

Total premiums from fixed annuities	$21	$111	$64	$(90)	(81)%	$47	73%

Total deposits on fixed annuities	$1,211	$1,862	$1,877	$(651)	(35)%	$(15)	(1)%

(1)	Amounts for prior periods have been re-presented as a result of classification differences between surrenders, benefits and product charges and interest credited and investment performance. There was no impact on total account value from the classification changes.

2015 compared to 2014

Single Premium Deferred Annuities

Account value of our single premium deferred annuities increased as deposits and interest credited outpaced surrenders and benefits. Sales declined in 2015 primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits and net unrealized investment losses exceeded premiums and deposits and interest credited. Sales declined in 2015 primarily related to suspension of our products by distributors driven by the rating actions in the fourth quarter of 2014 and from pressured current market conditions and continued low interest rates.

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

Runoff segment

Trends and conditions

Results of our Runoff segment are affected primarily by investment performance, interest rate levels, net interest spreads, equity market conditions, mortality, policyholder loan activity, policyholder surrenders and scheduled maturities. In addition, the results of our Runoff segment can significantly impact our operating performance, regulatory capital requirements, distributable earnings and liquidity.

We discontinued sales of our individual and group variable annuities in 2011; however, we continue to service our existing block of business and accept additional deposits on existing contracts. Since then, equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to help mitigate impacts related to equity market volatility and interest rate risks, in the future, we may consider reinsurance opportunities to further mitigate volatility in results and manage capital.

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

Segment results of operations

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$1	$3	$5	$(2)	(67)%	$(2)	(40)%
Net investment income	138	129	139	9	7%	(10)	(7)%
Net investment gains (losses)	(69)	(66)	(58)	(3)	(5)%	(8)	(14)%
Policy fees and other income	189	209	216	(20)	(10)%	(7)	(3)%

Total revenues	259	275	302	(16)	(6)%	(27)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	44	37	32	7	19%	5	16%
Interest credited	124	119	119	5	4%	—	—%
Acquisition and operating expenses, net of deferrals	76	84	81	(8)	(10)%	3	4%
Amortization of deferred acquisition costs and intangibles	29	39	6	(10)	(26)%	33	NM (1)
Interest expense	1	1	2	—	—%	(1)	(50)%

Total benefits and expenses	274	280	240	(6)	(2)%	40	17%

Income (loss) from continuing operations before income taxes	(15)	(5)	62	(10)	(200)%	(67)	(108)%
Provision (benefit) for income taxes	(10)	(19)	13	9	47%	(32)	NM (1)

Income (loss) from continuing operations available to
Genworth Financial, Inc.’s common stockholders	(5)	14	49	(19)	(136)%	(35)	(71)%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	32	34	17	(2)	(6)%	17	100%

Net operating income	$27	$48	$66	$(21)	(44)%	$(18)	(27)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2015 compared to 2014

Net operating income

Net operating income decreased primarily driven by our variable annuity products from lower account values due to policy surrenders, unfavorable equity market performance and unfavorable mortality in 2015.

Revenues

Net investment income increased predominantly driven by higher gains of $5 million from limited partnerships in 2015.

Policy fees and other income decreased mainly attributable to lower account values in our variable annuity products in 2015.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to unfavorable mortality and an increase in our GMWB reserves in our variable annuity products due to unfavorable equity market performance in 2015.

Interest credited increased largely related to higher loan cash values in our corporate-owned life insurance products in 2015.

Acquisition and operating expenses, net of deferrals, decreased largely related to lower commissions in 2015 as a result of the runoff of our variable annuity products.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products principally attributable to lower account values and higher net investment losses, partially offset by less favorable unlockings of $4 million in 2015.

Provision (benefit) for income taxes. The effective tax rate was 67.5% for the year ended December 31, 2015 and was primarily attributable to changes in tax favored investment benefits in relation to pre-tax results, true ups in 2014 and changes in the valuation allowance in 2014. The effective tax rate was not meaningful for the year ended December 31, 2014.

2014 compared to 2013

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

Policy fees and other income decreased mainly attributable to lower average account values in our variable annuity products in 2014.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in 2014.

Amortization of deferred acquisition costs and intangibles increased related to our variable annuity products primarily from higher net investment gains and less favorable equity market performance, partially offset by higher net investment losses on embedded derivatives associated with our variable annuity products with GMWBs and $9 million in favorable unlockings in 2014 compared to $1 million in unfavorable unlockings in 2013.

Provision (benefit) for income taxes. The effective tax rate was not meaningful for the year ended December 31, 2014. The effective tax rate was 21.0% for the year ended December 31, 2013 and was primarily related to changes in tax favored investment benefits and changes in uncertain tax positions in 2013.

Runoff selected operating performance measures

Variable annuity products

The following table sets forth selected operating performance measures regarding our variable annuity products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$5,666	$6,061	$6,141	$(395)	(7)%	$(80)	(1)%
Deposits	33	50	76	(17)	(34)%	(26)	(34)%
Surrenders, benefits and product charges	(699)	(820)	(754)	121	15%	(66)	(9)%

Net flows	(666)	(770)	(678)	104	14%	(92)	(14)%
Interest credited and investment performance	(58)	375	598	(433)	(115)%	(223)	(37)%

Account value, end of period	$4,942	$5,666	$6,061	$(724)	(13)%	$(395)	(7)%

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,455	$1,643	$1,662	$(188)	(11)%	$(19)	(1)%
Deposits	9	10	13	(1)	(10)%	(3)	(23)%
Surrenders, benefits and product charges	(259)	(309)	(299)	50	16%	(10)	(3)%

Net flows	(250)	(299)	(286)	49	16%	(13)	(5)%
Interest credited and investment performance	36	111	267	(75)	(68)%	(156)	(58)%

Account value, net of reinsurance, end of period	$1,241	$1,455	$1,643	$(214)	(15)%	$(188)	(11)%

Variable Life Insurance
Account value, beginning of period	$313	$316	$292	$(3)	(1)%	$24	8%
Deposits	8	8	9	—	—%	(1)	(11)%
Surrenders, benefits and product charges	(38)	(38)	(39)	—	—%	1	3%

Net flows	(30)	(30)	(30)	—	—%	—	—%
Interest credited and investment performance	8	27	54	(19)	(70)%	(27)	(50)%

Account value, end of period	$291	$313	$316	$(22)	(7)%	$(3)	(1)%

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

2015 compared to 2014

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased primarily related to surrenders and unfavorable equity market performance in 2015. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders and unfavorable equity market performance in 2015. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

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

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
GICs, FABNs and Funding Agreements
Account value, beginning of period	$493	$896	$2,153	$(403)	(45)%	$(1,257)	(58)%
Surrenders and benefits	(86)	(408)	(1,252)	322	79%	844	67%

Net flows	(86)	(408)	(1,252)	322	79%	844	67%
Interest credited	3	5	26	(2)	(40)%	(21)	(81)%
Foreign currency translation	—	—	(31)	—	—%	31	100%

Account value, end of period	$410	$493	$896	$(83)	(17)%	$(403)	(45)%

2015 compared to 2014

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products.

2014 compared to 2013

Account value related to our institutional products decreased mainly attributable to scheduled maturities of these products. Interest credited declined due to a decrease in average outstanding liabilities.

Corporate and Other Activities

Results of operations

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
Revenues:
Premiums	$25	$29	$42	$(4)	(14)%	$(13)	(31)%
Net investment income	(3)	(10)	6	7	70%	(16)	NM (1)
Net investment gains (losses)	29	2	(32)	27	NM (1)	34	106%
Policy fees and other income	(10)	1	46	(11)	NM (1)	(45)	(98)%

Total revenues	41	22	62	19	86%	(40)	(65)%

Benefits and expenses:
Benefits and other changes in policy reserves	14	24	45	(10)	(42)%	(21)	(47)%
Acquisition and operating expenses, net of deferrals	230	69	158	161	NM (1)	(89)	(56)%
Amortization of deferred acquisition costs and intangibles	1	3	8	(2)	(67)%	(5)	(63)%
Interest expense	298	314	318	(16)	(5)%	(4)	(1)%

Total benefits and expenses	543	410	529	133	32%	(119)	(22)%

Loss from continuing operations before income taxes	(502)	(388)	(467)	(114)	(29)%	79	17%
Benefit for income taxes	(130)	(93)	(114)	(37)	(40)%	21	18%

Loss from continuing operations available to Genworth Financial, Inc.’s common stockholders	(372)	(295)	(353)	(77)	(26)%	58	16%
Adjustments to loss from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(20)	(2)	22	(18)	NM (1)	(24)	(109)%
(Gains) losses on sale of businesses, net	141	—	—	141	NM (1)	—	—%
(Gains) losses on early extinguishment of debt, net	1	—	20	1	NM (1)	(20)	(100)%
Expenses related to restructuring, net	2	—	1	2	NM (1)	(1)	(100)%
Tax impact from potential business portfolio changes	—	31	—	(31)	(100)%	31	NM (1)

Net operating loss	$(248)	$(266)	$(310)	$18	7%	$44	14%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2015 compared to 2014

Net operating loss

The net operating loss decreased primarily attributable to higher tax benefits and lower interest expense, partially offset by higher operating expenses and losses from non-functional currency transactions in 2015.

Revenues

Premiums decreased primarily related to our European mortgage insurance business as a result of a $4 million decrease attributable to changes in foreign exchange rates in 2015.

Net investment income increased from affiliate preferred stock dividends of approximately $8 million in 2015 that were previously included in the U.S. Mortgage Insurance segment.

Net investment gains increased mainly driven by derivative gains in 2015.

Policy fees and other income decreased mainly as a result of losses in 2015 from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily related to our European mortgage insurance business driven by lower new delinquencies and improved aging on our existing delinquencies, partially offset by lower cures in 2015 mainly attributable to a lender settlement in the fourth quarter of 2014. The year ended December 31, 2015 included a $3 million decrease attributable to changes in foreign exchange rates in 2015.

Acquisition and operating expenses, net of deferrals, increased mainly from an estimated loss on sale related to our mortgage insurance business in Europe of $140 million recorded in the fourth quarter of 2015 and higher legal accruals and expenses of $30 million in 2015. These increases were partially offset by lower net expenses after allocations to our operating segments in 2015.

Interest expense decreased largely driven by the repayment of $485 million of senior notes in June 2014.

The increase in the income tax benefit was primarily attributable to changes in our uncertain tax positions, partially offset by stock-based compensation expense in 2015.

2014 compared to 2013

Net operating loss

We reported a lower net operating loss primarily attributable to lower operating expenses in 2014.

Revenues

Premiums decreased mainly related to our European mortgage insurance business as a result of lower premiums attributable to lender settlements in 2013 and higher ceded reinsurance premiums in 2014.

Net investment income decreased primarily from the sale of our reverse mortgage business on April 1, 2013 and lower average invested assets in 2014.

We had net investment gains primarily attributable to gains from the sale of investment securities in 2014 compared to losses in 2013, partially offset by derivative losses in 2014 compared to derivative gains in 2013.

Policy fees and other income decreased largely as a result of the sale of our reverse mortgage business on April 1, 2013.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily related to our European mortgage insurance business driven by lender settlements in 2013 and a lower number of new delinquencies, net of cures, in 2014.

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

The increase in the income tax benefit was mainly attributable to an adjustment related to non-deductible stock compensation expense resulting from cancellations in 2013 that did not recur.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

U.S. Treasury yields increased in the fourth quarter of 2015 on strong employment growth and a 25 basis point increase in the Federal Reserve policy rate, after seven years with no increase. The Federal Reserve Open Market Committee indicated any future rate increases would be gradual and data dependent. Oil and metals prices continued to decline sharply, pressured by oversupply, the strong U.S. dollar and intensifying concerns around global growth.

Credit spreads, excluding the energy and metals sectors, tightened modestly during the fourth quarter of 2015. Commodity exposed credits saw spreads widen materially as underlying fundamentals deteriorated.

Prolonged weakness in oil and other commodity prices could continue to pressure credits in those sectors, particularly those with speculative grade ratings. Our $4.2 billion energy portfolio is predominantly investment grade and our metals and mining sector holdings are 1% of our total investment portfolio. We expect ongoing ratings pressure on these sectors given commodity price levels, but we believe our energy portfolio is well-positioned and we would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

Throughout 2015, we continued to monitor the risk to our derivatives portfolio arising from our counterparties right to terminate their derivatives transactions with us following ratings downgrades. As of December 31, 2015, the then-current ratings of Genworth Holdings and our life insurance subsidiaries were at least one-notch above the level at which counterparties could terminate the transactions under our master swap agreements. As of December 31, 2015, $7.9 billion notional of our derivatives portfolio is cleared through the Chicago Mercantile Exchange (“CME”), which has required us to post initial margin of $80 million to CME through our clearing agents. The customer agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. So far, they have not done so, but may do so in the future. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As December 31, 2015, we had no positions in bilateral OTC derivatives agreements where the counterparty had the right to terminate its transactions with us based on our then-current ratings.

In early February 2016, Moody’s and S&P downgraded the ratings of Genworth Holdings and our life insurance subsidiaries such that our counterparties have a right to terminate their derivatives transactions with us under almost all of our master swap agreements. We are currently in negotiations with those counterparties to determine whether they will exercise their rights to terminate the transactions, agree to maintain the transactions with us and forego their rights to terminate them or whether they will permit us to move the transactions to clearing, subject to available capacity from our clearing agents. Based on their current positive value, if the counterparties were to terminate all of the derivative transactions with us, we would be entitled to receive cash equal to their value. Given our current ratings, our ability to enter into new derivatives transactions will be more limited.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the years ended December 31:

							Increase (decrease)
	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable	4.6%	$2,558	4.7%	$2,598	4.8%	$2,603	(0.1)%	$(40)	(0.1)%	$(5)
Fixed maturity securities— non-taxable	3.5%	12	3.5%	12	3.1%	9	—%	—	0.4%	3
Commercial mortgage loans	5.5%	337	5.6%	333	5.7%	335	(0.1)%	4	(0.1)%	(2)
Restricted commercial mortgage loans related to securitization entities (1)	8.0%	14	6.6%	14	7.6%	23	1.4%	—	(1.0)%	(9)
Equity securities	5.2%	15	5.0%	14	4.3%	17	0.2%	1	0.7%	(3)
Other invested assets (2)	24.7%	135	20.3%	105	14.3%	108	4.4%	30	6.0%	(3)
Restricted other invested assets related to securitization entities (1)	1.3%	5	1.3%	5	1.1%	4	—%	—	0.2%	1
Policy loans	8.9%	137	8.7%	129	8.1%	129	0.2%	8	0.6%	—
Cash, cash equivalents and short-term investments	0.3%	13	0.6%	24	0.5%	19	(0.3)%	(11)	0.1%	5

Gross investment income before expenses and fees	4.6%	3,226	4.7%	3,234	4.8%	3,247	(0.1)%	(8)	(0.1)%	(13)
Expenses and fees	(0.1)%	(88)	(0.1)%	(92)	(0.1)%	(92)	—%	4	—%	—

Net investment income	4.5%	$3,138	4.6%	$3,142	4.7%	$3,155	(0.1)%	$(4)	(0.1)%	$(13)

Average invested assets and cash		$69,976		$68,498		$67,217		$1,478		$1,281

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $3 million of net investment income related to reinsurance arrangements accounted for under the deposit method in 2013.

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

The decrease in overall weighted-average investment yields in 2015 was primarily attributable to lower reinvestment yields on higher average invested assets and lower gains of $3 million related to limited partnerships in 2015. These decreases were partially offset by higher gains of $9 million related to bond calls and mortgage prepayments and a $7 million lower unfavorable prepayment speed adjustment on structured securities in 2015. The year ended December 31, 2015 included a decrease of $43 million attributable to changes in foreign exchange rates.

The decrease in overall weighted-average investment yields in 2014 was primarily attributable to lower reinvestment yields on higher average invested assets, $14 million unfavorable prepayment speed adjustment on structured securities and $4 million of lower gains related to limited partnerships. These decreases were partially offset by $5 million of higher gains related to bond calls and mortgage loan prepayments in 2014 compared to 2013. The year ended December 31, 2014 included a decrease of $23 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Available-for-sale securities:
Realized gains	$102	$72	$149
Realized losses	(82)	(46)	(184)

Net realized gains (losses) on available-for-sale securities	20	26	(35)

Impairments:
Total other-than-temporary impairments	(28)	(9)	(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	1	—	(9)

Net other-than-temporary impairments	(27)	(9)	(25)

Trading securities	(7)	39	(23)
Commercial mortgage loans	7	11	4
Net gains (losses) related to securitization entities (1)	5	16	69
Derivative instruments	(76)	(103)	(49)
Contingent consideration adjustment	2	(2)	—
Other	1	—	(5)

Net investment gains (losses)	$(75)	$(22)	$(64)

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

2015 compared to 2014

•	We recorded $18 million of higher net other-than-temporary impairments in 2015. Total impairments included $21 million related to corporate securities and $2 million related to other asset-backed securities in 2015. During 2015 and 2014, we recorded impairments of $4 million and $3 million, respectively, related to commercial mortgage loans. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million in 2014.

•	Net investment losses related to derivatives of $76 million in 2015 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and losses related to hedging programs for our fixed indexed annuity products. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and gains from amounts reclassified from other comprehensive income (loss) due to sales of previously hedged bond purchases.

Net investment losses related to derivatives of $103 million in 2014 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the IPO of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

•	During 2015, we recorded $7 million of losses related to trading securities compared to $39 million of gains in 2014 resulting from changes in the long-term interest rate environment. We recorded $11 million of lower net gains related to securitization entities in 2015 primarily due to losses on trading securities in 2015 compared to gains in 2014 and lower gains on derivatives in 2015. We recorded lower net gains of $6 million related to the sale of available-for-sale securities in 2015.

2014 compared to 2013

•	We recorded $16 million of lower net other-than-temporary impairments in 2014. Impairments related to financial hybrid securities as a result of certain banks being downgraded to below investment grade were $4 million in 2014. Impairments related to corporate fixed maturity securities which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments or intent to sell were $6 million in 2013. In 2014 and 2013, we recorded $3 million and $4 million, respectively, of impairments related to commercial mortgage loans. We also recorded $2 million and $15 million, respectively, related to structured securities, including $1 million and $6 million, respectively, related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities in 2014 and 2013.

•	Net investment losses related to derivatives of $103 million in 2014 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses related to derivatives used to hedge foreign currency risk associated with assets held and proceeds from the IPO of our Australian mortgage insurance business and losses related to a non-qualified derivative strategy to mitigate interest rate risk with our statutory capital positions. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. We also had gains related to derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded net gains of $26 million related to the sale of available-for-sale securities in 2014 compared to net losses of $35 million in 2013. During 2014, we recorded a gain on a previously impaired financial hybrid security that was called by the issuer. During 2014, we also recorded $39 million of gains related to trading securities compared to $23 million of losses in 2013 due to higher unrealized gains resulting from changes in the long-term interest rate environment. We recorded $53 million of lower net gains related to securitization entities during 2014 primarily due to lower gains on derivatives, partially offset by gains on trading securities in 2014 compared to losses in 2013. In 2013, we recorded $4 million of net losses related to limited partnerships.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of December 31:

	2015		2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$43,136	58%	$45,940	60%
Private	15,061	20	15,137	20
Commercial mortgage loans	6,170	8	6,100	8
Other invested assets	2,309	3	2,208	3
Policy loans	1,568	2	1,501	2
Restricted other invested assets related to securitization entities (1)	413	1	411	1
Equity securities, available-for-sale	310	—	275	—
Restricted commercial mortgage loans related to securitization entities (1)	161	—	201	—
Cash and cash equivalents	5,965	8	4,645	6

Total cash, cash equivalents and invested assets	$75,093	100%	$76,418	100%

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of December 31, 2015, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 16 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to fair value.

Fixed maturity and equity securities

As of December 31, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,487	$732	$—	$(16)	$—	$6,203
State and political subdivisions	2,287	181	—	(30)	—	2,438
Non-U.S. government (1)	1,910	110	—	(5)	—	2,015
U.S. corporate:
Utilities	3,355	364	—	(26)	—	3,693
Energy	2,560	103	—	(162)	—	2,501
Finance and insurance	5,268	392	15	(43)	—	5,632
Consumer—non-cyclical	3,755	371	—	(30)	—	4,096
Technology and communications	2,108	123	—	(38)	—	2,193
Industrial	1,164	53	—	(44)	—	1,173
Capital goods	1,774	188	—	(12)	—	1,950
Consumer—cyclical	1,602	95	—	(22)	—	1,675
Transportation	1,023	75	—	(12)	—	1,086
Other	385	22	—	(5)	—	402

Total U.S. corporate (1)	22,994	1,786	15	(394)	—	24,401

Non-U.S. corporate:
Utilities	815	37	—	(9)	—	843
Energy	1,700	64	—	(78)	—	1,686
Finance and insurance	2,327	152	2	(8)	—	2,473
Consumer—non-cyclical	746	24	—	(18)	—	752
Technology and communications	978	36	—	(26)	—	988
Industrial	1,063	19	—	(96)	—	986
Capital goods	602	19	—	(17)	—	604
Consumer—cyclical	522	8	—	(4)	—	526
Transportation	559	52	—	(6)	—	605
Other	2,574	187	—	(25)	—	2,736

Total non-U.S. corporate (1)	11,886	598	2	(287)	—	12,199

Residential mortgage-backed (2)	4,777	330	11	(17)	—	5,101
Commercial mortgage-backed	2,492	84	3	(20)	—	2,559
Other asset-backed (2)	3,328	11	1	(59)	—	3,281

Total fixed maturity securities	55,161	3,832	32	(828)	—	58,197
Equity securities	325	8	—	(23)	—	310

Total available-for-sale securities	$55,486	$3,840	$32	$(851)	$—	$58,507

(1)	Fair value included European periphery exposure of $361 million in Ireland, $244 million in Spain, $103 million in Italy and $15 million in Portugal.
(2)	Fair value included $32 million collateralized by sub-prime residential mortgage loans and $69 million collateralized by Alt-A residential mortgage loans.

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
State and political subdivision	2,013	236	—	(27)	—	2,222
Non-U.S. government (1)	1,761	143	—	(2)	—	1,902
U.S. corporate:
Utilities	3,292	577	—	(5)	—	3,864
Energy	2,498	265	—	(21)	—	2,742
Finance and insurance	5,102	537	20	(13)	—	5,646
Consumer—non-cyclical	3,483	538	—	(8)	—	4,013
Technology and communications	2,112	217	—	(4)	—	2,325
Industrial	1,195	100	—	(8)	—	1,287
Capital goods	1,748	263	—	(5)	—	2,006
Consumer—cyclical	1,750	158	—	(8)	—	1,900
Transportation	929	114	—	(4)	—	1,039
Other	370	31	—	—	—	401

Total U.S. corporate (1)	22,479	2,800	20	(76)	—	25,223

Non-U.S. corporate:
Utilities	857	48	—	(2)	—	903
Energy	1,911	163	—	(38)	—	2,036
Finance and insurance	2,757	203	—	(3)	—	2,957
Consumer—non-cyclical	764	41	—	(9)	—	796
Technology and communications	986	71	—	(4)	—	1,053
Industrial	1,166	65	—	(18)	—	1,213
Capital goods	592	31	—	(5)	—	618
Consumer—cyclical	520	14	—	—	—	534
Transportation	521	70	—	(1)	—	590
Other	3,153	257	—	(15)	—	3,395

Total non-U.S. corporate (1)	13,227	963	—	(95)	—	14,095

Residential mortgage-backed (2)	4,871	362	13	(17)	(1)	5,228
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed (2)	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	55,656	5,665	38	(281)	(1)	61,077
Equity securities	250	32	—	(7)	—	275

Total available-for-sale securities	$55,906	$5,697	$38	$(288)	$(1)	$61,352

(1)	Fair value included European periphery exposure of $230 million in Ireland, $170 million in Spain, $118 million in Italy and $16 million in Portugal.
(2)	Fair value included $56 million collateralized by sub-prime residential mortgage loans and $86 million collateralized by Alt-A residential mortgage loans.

Fixed maturity securities decreased $2.9 billion principally from lower net unrealized gains attributable to the change in interest rates as well as changes in foreign exchange rates from the strengthening of the U.S. dollar in 2015. These decreases were partially offset by purchases exceeding sales and maturities in 2015.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During

2015, we increased our exposure to the peripheral European countries by $189 million to $723 million with unrealized gains of $28 million. As of December 31, 2015, our exposure was diversified with direct exposure to local economies of $165 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $100 million and exposure to multi-national companies where the majority of revenues come from outside of the country of domicile of $458 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of December 31:

	2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$609	361	32%	$—	—
2005	542	146	49%	5	1
2006	709	177	51%	1	1
2007	540	146	59%	6	1
2008	145	27	56%	—	—
2009	—	—	—%	—	—
2010	93	17	48%	—	—
2011	226	48	49%	—	—
2012	626	92	55%	—	—
2013	822	138	58%	—	—
2014	935	150	66%	—	—
2015	940	142	67%	—	—

Total	$6,187	1,444	56%	$12	3

(1)	Represents weighted-average loan-to-value as of December 31, 2015.

	2014
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$722	393	37%	$—	—
2005	875	225	53%	—	—
2006	802	215	59%	2	1
2007	664	148	68%	—	—
2008	230	51	63%	6	1
2009	—	—	—%	—	—
2010	115	54	44%	—	—
2011	264	53	56%	—	—
2012	647	94	60%	—	—
2013	845	138	64%	—	—
2014	959	150	69%	—	—

Total	$6,123	1,521	59%	$8	2

(1)	Represents weighted-average loan-to-value as of December 31, 2014.

Restricted commercial mortgage loans related to securitization entities

See notes 4 and 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to restricted commercial mortgage loans related to securitization entities.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of December 31:

	2015		2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,112	48%	$1,132	51%
Trading securities	447	19	241	11
Securities lending collateral	347	15	289	13
Short-term investments	197	9	238	11
Limited partnerships	188	8	252	11
Other investments	18	1	56	3

Total other invested assets	$2,309	100%	$2,208	100%

Our investments in trading securities increased from higher net purchases, partially offset by maturities and lower net unrealized gains in 2015. Securities lending collateral also increased driven by market demand. Short-term investments decreased from higher net sales and maturities.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	December 31, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(747)	$11,214
Inflation indexed swaps	Notional	571	13	(13)	571
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	13	(760)	11,820

Total derivatives designated as hedges		12,567	13	(760)	11,820

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	2,100	(2,242)	4,932
Interest rate swaps related to securitization entities (1)	Notional	77	—	(10)	67
Credit default swaps	Notional	394	—	(250)	144
Credit default swaps related to securitization entities (1)	Notional	312	—	—	312
Equity index options	Notional	994	1,455	(1,369)	1,080
Financial futures	Notional	1,331	5,700	(5,700)	1,331
Equity return swaps	Notional	108	386	(360)	134
Foreign currency swaps	Notional	104	58	—	162
Forward bond purchase commitments	Notional	—	1,140	(1,140)	—
Other foreign currency contracts	Notional	425	2,516	(1,285)	1,656

Total derivatives not designated as hedges		8,819	13,355	(12,356)	9,818

Total derivatives		$21,386	$13,368	$(13,116)	$21,638

(1)	See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	December 31, 2015
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(2,869)	36,146
Fixed index annuity embedded derivatives	Policies	13,901	3,939	(358)	17,482
Indexed universal life embedded derivatives	Policies	421	595	(34)	982

The increase in the notional value of derivatives was primarily attributable to a $1.2 billion notional increase in our non-qualified swaptions, partially offset by a $0.9 billion notional decrease in our qualified interest rate swaps related to our hedging strategy associated with long-term care insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales in 2015.

Consolidated Balance Sheets

Total assets. Total assets decreased $4,885 million from $111,316 million as of December 31, 2014 to $106,431 million as of December 31, 2015.

•	Cash, cash equivalents and invested assets decreased $1,325 million primarily from a decrease of $2,645 million in invested assets, partially offset by an increase of $1,320 million in cash and cash equivalents. Our fixed maturity securities decreased $2,880 million principally from lower net unrealized gains attributable to changes in interest rates as well as changes in foreign exchange rates from the strengthening of the U.S. dollar in 2015. These decreases were partially offset by purchases exceeding sales and maturities in 2015. Other invested assets increased $101 million attributable to an increase in trading securities and securities lending collateral, partially offset by a decrease in short-term investments from higher net sales and maturities in 2015.

•	Deferred acquisition costs decreased $454 million primarily attributable to an impairment of $455 million as a result of loss recognition testing of certain term life insurance policies in 2015 as part of a life block transaction.

•	Deferred tax asset increased $155 million related to a decrease in the liabilities related to net unrealized net investment gains and an increase in foreign tax credit carryforwards in 2015.

•	Separate account assets decreased $1,325 million driven by surrenders and benefits as well as unfavorable market performance in 2015.

•	Assets held for sale decreased $2,016 million primarily as a result of the sale of our lifestyle protection insurance business, which closed on December 1, 2015.

Total liabilities. Total liabilities decreased $2,725 million from $94,519 million as of December 31, 2014 to $91,794 million as of December 31, 2015.

•	Future policy benefits increased $560 million primarily driven by an increase of $1,253 million in our long-term care insurance business largely from the aging and growth of the in-force block in 2015. This increase was partially offset by a decrease of $598 million in our fixed annuities business as surrenders and benefits exceeded deposits as a result of lower production in 2015.

•

Policyholder account balances increased $177 million primarily related to an increase of $355 million in our life insurance business. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $175 million for our universal and term universal life insurance products, reflecting updated assumptions for long-term interest rates, persistency and other refinements. The increase was also attributable to the aging and growth of the universal life insurance in-force block. These increases were partially offset by a decrease of $220 million in our fixed annuities business as a result of the runoff of our structured settlements and as benefits exceeded deposits in our immediate annuity products.

•	Liability for policy and contract claims increased $214 million primarily attributable to an increase of $533 million in our long-term care insurance business largely as a result of aging and growth of the in-force block and higher severity and frequency of new claims in 2015. This was partially offset by a decrease of $331 million in our U.S. mortgage insurance business principally from a decline in new delinquencies and favorable aging on existing delinquencies in 2015.

•	Unearned premiums decreased $177 million primarily driven by our mortgage insurance businesses in Canada and Australia largely attributable to changes in foreign exchange rates in 2015.

•	Other liabilities decreased $230 million largely as a result of a decrease in our repurchase program from pay downs.

•	Deferred tax liability decreased $834 million primarily from a decrease in the liabilities related to net unrealized net investment gains and amounts related to investments in foreign subsidiaries in 2015.

•	Separate account liabilities decreased $1,325 million by surrenders and benefits as well as unfavorable market performance in 2015.

•	Liabilities held for sale decreased $967 million primarily as a result of the sale of our lifestyle protection insurance business, which closed on December 1, 2015.

Total equity. Total equity decreased $2,160 million from $16,797 million as of December 31, 2014 to $14,637 million as of December 31, 2015.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $615 million in 2015.

•	Accumulated other comprehensive income (loss) decreased $1,436 million predominantly attributable to lower net unrealized investment gains mainly related to changes in the long-term interest rate environment in 2015. Foreign currency translation was also unfavorable related to the strengthening of the U.S. dollar in 2015.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our condensed consolidated cash flows for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Net cash from operating activities	$1,591	$2,438	$1,399
Net cash from investing activities	(404)	(1,836)	(580)
Net cash from financing activities	(42)	205	(149)

Net increase in cash before foreign exchange effect	$1,145	$807	$670

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Positive cash flows from operating activities are then invested to support the obligations of our insurance and investment products and required capital supporting these products. In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from financing activities primarily relate to the issuance of, and redemptions and benefit payments on, universal life insurance and investment contracts; the issuance and acquisition of debt and equity securities; the issuance and repayment or repurchase of borrowings and non-recourse funding obligations; and dividends to our stockholders and other capital transactions.

Cash inflows from operating activities in 2015 decreased compared to 2014 primarily from purchases of trading securities in 2015 compared to sales of trading securities in 2014. In addition, there was a decrease in cash collateral received from counterparties primarily as a result of the change in derivatives in 2015 compared to an increase in 2014. These decreases were partially offset by lower tax payments in 2015.

Cash outflows from investing activities in 2015 decreased compared to 2014 from higher sales and maturities, net of purchases, of fixed maturity securities in 2015 as well as net maturities and sales of short-term investments in 2015 compared to net purchases of short-term investments in 2014. Net cash from investing activities in 2015 also included net proceeds from the sale of our lifestyle protection insurance business completed in December 2015.

We had net cash outflows from financing activities in 2015 primarily from share repurchases of our Australian mortgage insurance business in the fourth quarter of 2015. In 2015, the proceeds from the sale of additional shares of our Australian mortgage insurance business in May 2015 were mostly offset cash dividends paid to noncontrolling interests and the redemption and repurchase of non-recourse funding obligations. We had net cash inflows from financing activities in 2014 as deposits exceeded withdrawals of our investment contracts. In addition, the proceeds from the IPO of 33.8% of our Australian mortgage insurance business were mostly offset by the repayment of senior notes in 2014. See “—Capital resources and financing activities” for further discussion of the uses of proceeds from our long-term debt issuances.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our securities lending program.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. See note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information related to our repurchase program.

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

Genworth Holdings had $1,124 million and $953 million of cash and cash equivalents as of December 31, 2015 and 2014, respectively. As of December 31, 2015, cash and cash equivalents of Genworth Holdings included approximately $89 million of restricted cash. Genworth Holdings also held $250 million and $150 million in U.S. government securities as of December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015, 2014 and 2013, Genworth Holdings received cash dividends from its subsidiaries of $522 million, $630 million and $497 million, respectively. Genworth Holdings’ international subsidiaries paid dividends of $522 million, $630 million and $317 million during the years ended December 31, 2015, 2014 and 2013, respectively. Dividends from our international subsidiaries in 2015 included $173 million of proceeds from the sale of additional shares in our Australian mortgage insurance business in May 2015 and approximately $50 million of the remaining proceeds were distributed to Genworth Holdings through payments made under tax sharing agreements in the third quarter of 2015. Dividends from our international subsidiaries in 2014 included approximately $500 million from the net proceeds of the IPO of our Australian mortgage insurance business. There were no dividends paid to Genworth Holdings by its domestic subsidiaries during the years ended December 31, 2015 or 2014. Genworth Holdings’ domestic subsidiaries paid dividends of $180 million during the year ended December 31, 2013. We expect our international subsidiaries to be the sole source of cash dividends paid to us in 2016 as we continue to strengthen the capital position of our U.S. mortgage insurance and U.S. life insurance businesses.

Genworth Holdings also made capital contributions to one of its life subsidiaries of $25 million during 2015. In December 2015, Genworth Holdings also received cash of approximately $325 million of proceeds from the sale of the lifestyle protection insurance business through intercompany payments.

In July 2015, Genworth Holdings purchased for approximately $200 million preferred securities of one of our life insurance subsidiaries that were previously held by our U.S. mortgage insurance subsidiaries. Genworth Holdings received dividends of approximately $8 million from these preferred securities in the third quarter of 2015.

The life block transaction completed in January 2016 is estimated to generate in excess of $200 million of tax benefits to the holding company in the third quarter of 2016. We have committed $200 million of holding company cash to contribute to GLIC in executing the restructuring plan for our U.S. life insurance businesses, utilizing these tax benefits.

Genworth Holdings provided capital support to some of its insurance subsidiaries in the form of guarantees of certain obligations, in some cases subject to annual scheduled adjustments, totaling up to $594 million as of December 31, 2015. We believe Genworth Holdings’ insurance subsidiaries have adequate reserves to cover the underlying obligations. This capital support primarily included:

•	A capital support agreement of up to $205 million with one of Genworth Holdings’ insurance subsidiaries domiciled in Bermuda relating to an intercompany reinsurance agreement;

•	A capital support agreement of up to $260 million with one of Genworth Holdings’ insurance subsidiaries to fund claims to support its mortgage insurance business in Mexico;

•	A capital support agreement of up to $100 million, as part of the capital plan for the U.S. mortgage insurance subsidiaries, to be provided to GMICO in the future in the event that certain adverse events occur.

Genworth Holdings provides a limited guarantee to Rivermont Life Insurance Company I (“Rivermont I”), an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2015, the fair value of this derivative was $4 million.

Genworth Holdings provides a guarantee for the benefit of policyholders for the payment of valid claims by our mortgage insurance subsidiary located in the United Kingdom. This guarantee is unlimited while we own the business. As of December 31, 2015, the risk in-force of the business subject to the Genworth Holdings guarantee was approximately $2.0 billion. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee would be limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. The transaction is expected to close in the first quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals.

Genworth Holdings has a Tax Matters Agreement with GE, our former parent company, which represents an obligation of Genworth Holdings to GE. The balance of this obligation was $188 million as of December 31, 2015.

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

Any obligations under Genworth Holdings’ credit agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by Genworth Financial.

We also provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees were $25 million as of December 31, 2015.

Genworth Financial is party to the previously-disclosed litigation In re Genworth Financial, Inc. Securities Litigations, in which the court has scheduled a trial to begin on May 9, 2016, and the parties are currently engaging in a mediation process. The plaintiffs have recently taken the position that the class is entitled to recover per share and per bond amounts that, if the plaintiffs were to prevail, would, in the aggregate, be material. There can be no assurance that the mediation will result in a settlement and, if it does not, we intend to continue to vigorously defend the lawsuit. At this stage of the litigation, we are unable to determine or predict the ultimate outcome of this litigation or provide an estimate or range of reasonably possible losses arising from this litigation. Nevertheless, we believe that it is reasonably possible we will incur additional losses in resolving this litigation beyond the amounts already accrued and, if so, that it is reasonably possible the amount of such losses would be material. Any settlement or unfavorable judgment that requires us to pay a material amount would have a material adverse effect on our results of operations in the near term (based on the currently scheduled timing of the mediation process and trial), and could materially reduce, or in the case of a judgment exceed, our available liquidity, which would have a material adverse effect on our financial condition and business.

Regulated insurance subsidiaries

Insurance laws and regulations regulate the payment of dividends and other distributions to us by our insurance subsidiaries. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Based on estimated statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $140 million to us in 2016 without obtaining regulatory approval. However, our insurance subsidiaries may not pay dividends to us in 2016 at this level if they need to retain capital for growth and to meet capital requirements.

Our international insurance subsidiaries paid dividends of $640 million, $630 million and $317 million during the years ended December 31, 2015, 2014 and 2013, respectively. Our domestic insurance subsidiaries paid dividends of $41 million (none of which were deemed “extraordinary”), $108 million (none of which were deemed “extraordinary”) and $418 million (none of which were deemed “extraordinary”), respectively, during the years ended December 31, 2015, 2014 and 2013.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer durations, such as certain life insurance and long-term care insurance policies, are matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. In June 2014, one of our U.S. life insurance subsidiaries completed a life reinsurance transaction that generated approximately $90 million in additional unassigned surplus on a U.S. statutory basis. As of December 31, 2015, our total cash, cash equivalents and invested assets were $75.1 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership investments and select mortgage-backed and asset-

backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of December 31, 2015.

As of December 31, 2015, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 393% of the company action level as of December 31, 2015.

To address the capital needs of our U.S. life insurance businesses, we currently intend to continue, among other things, to not to pay dividends from our life insurance subsidiaries to the holding company.

Fifty percent of our in-force long-term care insurance business (excluding policies assumed from a non-affiliate third-party reinsurer) of GLIC, a Delaware insurance company and our indirect wholly-owned subsidiary, is reinsured to BLAIC, a Bermuda insurance company and our indirect wholly-owned subsidiary. GFIH, our indirect wholly-owned subsidiary, has entered into a capital maintenance agreement whereby GFIH has agreed to provide capital to BLAIC to fund payment obligations of BLAIC to GLIC or GLAIC, as applicable, under certain reinsurance agreements, including the one covering our long-term care insurance business. As of December 31, 2015, GFIH directly or indirectly owns 52.0% of our Australian mortgage insurance subsidiaries and 40.6% of our Canadian mortgage insurance subsidiary. As a result of GFIH’s capital maintenance agreement, adverse developments in our reinsured long-term care insurance business (including the increases in our reserves of that business in 2014) have adversely impacted BLAIC’s financial condition, which could, in turn, adversely impact GFIH’s willingness or ability to pay dividends to Genworth Holdings.

As of December 31, 2015 and 2014, one of our wholly-owned life insurance subsidiaries provided security in an aggregate amount of $583 million for the benefit of certain of its wholly-owned life insurance subsidiaries that have issued non-recourse funding obligations to collateralize the obligation to make future payments on their behalf under certain tax sharing agreements.

In April 2015, Genworth Canada announced acceptance by the TSX of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may purchase from time to time through May 2016, up to an aggregate of 4.7 million of its issued and outstanding common shares. In May 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through the NCIB. We participated in the NCIB in order to maintain our overall ownership percentage at 57.3% and received $23 million in cash. During 2014, Genworth Canada repurchased 1.9 million shares for CAD$75 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its then current level and received $38 million in cash.

On October 30, 2015, Genworth Australia announced its intention to commence an on-market share buy-back program. Pursuant to the program, in November and December 2015, Genworth Australia repurchased 54.6 million of its shares for AUD$150 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of 52.0% and received $55 million in cash.

As of December 31, 2015, our U.S. mortgage insurance business was compliant with the PMIERs capital requirements, with a prudent buffer. Our U.S. mortgage insurance business generated a total of approximately $535 million in PMIERs capital credit in 2015 from three GSE approved reinsurance transactions covering our 2009 through 2015 book years as well as the intercompany sale of its ownership of affiliated preferred securities for approximately $200 million and an internal restructuring of legal entities. Our U.S. mortgage insurance business may execute future capital transactions to maintain a prudent level of financial flexibility in excess of the PMIERs capital requirements given the dynamic nature of asset and requirement valuations over time, including additional reinsurance transactions and contributions of holding company cash.

In May 2014, our U.S. mortgage holding company contributed $300 million to GMICO.

Capital resources and financing activities

In January 2016, Genworth Holdings redeemed $298 million of its 2016 Notes and paid accrued and unpaid interest and a make-whole premium of approximately $23 million pre-tax.

During the third quarter of 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon.

In July 2015, Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, issued AUD$200 million of subordinated floating rate notes due 2025 with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes and incurred a $2 million pre-tax early redemption payment.

Genworth Holdings repaid $485 million of its 5.75% senior notes due 2014 issued in June 2004 in June 2014 from cash on hand.

In April 2014, Genworth Canada, our indirect majority-owned subsidiary, issued CAD$160 million aggregate principal amount of 4.24% senior notes (the “2024 Canada Notes”). The net proceeds of the offering of the 2024 Canada Notes were used to redeem, in full, the CAD$150 million outstanding principal on its existing 4.59% senior notes due 2015. In conjunction with the redemption, Genworth Canada made an early redemption payment to existing noteholders of approximately CAD$7 million and accrued interest of approximately CAD$2 million in the second quarter of 2014.

During 2015 and 2014, River Lake Insurance Company, our indirect wholly-owned subsidiary, repaid $30 million and $26 million, respectively, of its total outstanding floating rate subordinated notes due in 2033.

During 2015 and 2014, River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, repaid $31 million and $16 million, respectively, of its total outstanding floating rate subordinated notes due in 2035.

In connection with the life block transaction with Protective Life discussed in note 6 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data,” River Lake Insurance Company and River Lake II will redeem their outstanding floating rate subordinated notes in the first quarter of 2016.

For further information about our borrowings, refer to note 12 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

We believe existing cash held at Genworth Holdings combined with dividends from subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries and proceeds from borrowings or securities issuances will provide us with sufficient capital flexibility and liquidity to meet our future operating requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We manage liquidity at Genworth Holdings to maintain a minimum balance one and one-half times expected annual debt interest payments plus the additional excess of $350 million, although the excess amount may be lower during the quarter due to the timing of cash inflows and outflows. We will evaluate the target level of the excess amount as circumstances warrant. In light of market influences and the impact of recent ratings downgrades on the valuation of our senior debt, we may evaluate the level of cash buffer we maintain at the holding company as we consider opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. See “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it.”

Contractual obligations and commercial commitments

We enter into obligations with third parties in the ordinary course of our operations. These obligations, as of December 31, 2015, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected in the following table. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.”

	Payments due by period
(Amounts in millions)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Borrowings and interest (1)	$9,300	$586	$1,113	$1,031	$6,570
Operating lease obligations	67	15	27	12	13
Other purchase liabilities (2)	56	32	20	4	—
Securities lending and repurchase obligations (3)	575	575	—	—	—
Commercial mortgage loan commitments (4)	17	17	—	—	—
Limited partnership commitments (4)	131	51	25	12	43
Private placement commitments (4)	23	23	—	—	—
Insurance liabilities (5)	114,111	2,570	5,373	4,522	101,616
Tax matters agreement (6)	210	46	80	39	45
Unrecognized tax benefits (7)	28	2	1	—	25

Total contractual obligations	$124,518	$3,917	$6,639	$5,650	$108,312

(1)	Includes payments of principal and interest on our long-term borrowings and non-recourse funding obligations, as described in note 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet as it excludes debt issuance costs and includes interest that is expected to be payable in future years. In addition, the total amount does not include borrowings related to securitization entities. See note 17 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for information related to the timing of payments and the maturity dates of these borrowings. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid accrued interest and make-whole premium of approximately $23 million pre-tax. In connection with the life block transaction with Protective Life discussed in note 6 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data,” River Lake Insurance Company and River Lake II intend to redeem their outstanding floating rate subordinated notes of $975 million due in 2033 and $645 million due in 2035, respectively, in the first quarter of 2016.

(2)	Includes contractual purchase commitments for goods and services entered into in the ordinary course of business and includes obligations under our pension liabilities.
(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2016.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans, interests in limited partnerships and private placement investments.
(5)	Includes estimated claim and benefit, policy surrender and commission obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Also includes amounts established for recourse and indemnification related to our U.S. mortgage insurance contract underwriting business. Estimated claim and benefit obligations are based on mortality, morbidity, lapse and other assumptions. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations reported in our consolidated balance sheet are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under accounting guidance related to accounting and reporting by insurance enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.
(6)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from this table: deferred taxes (except the Tax Matters Agreement, which is included, as described in note 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data”), derivatives, unearned premiums and certain other items.
(7)	Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 13 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2015 and 2014 were $403 million and $442 million, respectively, including $267 million and $300 million, respectively, of securitized assets required to be consolidated.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our consolidated financial statements. There were no off-balance sheet securitization transactions executed in 2015, 2014 or 2013.

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

Seasonality

In general, our business as a whole is not seasonal in nature. However, in our U.S. mortgage insurance business, the level of delinquencies, which increases the likelihood of losses, generally tends to decrease in mid-first quarter and continue through second quarter while increasing in the third and fourth quarters of the calendar year. Therefore, we typically experience lower levels of losses resulting from delinquencies in the first and second quarters, as compared with those in the third and fourth quarters. However, as a result of the downturn in the U.S. housing market that began in 2008, delinquencies have remained elevated above historical levels in each of the calendar quarters through 2015. Currently, as the U.S. housing market continues to show signs of stabilization and recovery, delinquency levels have been trending downward and returning to more normal seasonal trends. While the U.S. economy continues recovering, we may see higher than usual delinquencies as the housing market returns to a more normal development pattern long-term. See “—U.S. Mortgage Insurance segment—Trends and conditions” for additional information related to our U.S. mortgage insurance business.

There is also modest delinquency seasonality in our mortgage insurance businesses in Australia and Canada. In Australia, we generally experience higher new delinquencies and lower cure rates in the first and second quarters of each calendar year. In Canada, we generally experience modestly higher delinquencies in the winter months. See “—Canada Mortgage Insurance segment—Trends and conditions” and “—Australia Mortgage Insurance segment—Trends and conditions” for additional information related to these businesses.

Inflation

We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates or foreign exchange rates.

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

During 2015, credit spreads generally widened but tightened in the fourth quarter of 2015, excluding the energy and mining sectors. In 2015, U.S. Treasury yields remained at historically low levels bunt increased in the fourth quarter of 2015. See “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In 2015 compared to 2014, the U.S. dollar strengthened against currencies in Australia, Canada and the United Kingdom, as well as the Euro. The overall strengthening of the U.S. dollar in 2015 has generally resulted in lower levels of reported revenues and net income (loss), assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact changes in foreign currency exchange rates have had during the year.

While we enter into derivatives to mitigate certain market risks, our agreements with derivative counterparties and futures commission merchants require that we provide collateral as initial margin as well as variation margin to reflect changes in the fair value of our derivatives. We may hold more high-quality securities to ensure we have sufficient collateral to post to derivative counterparties or futures commission merchants in the event of adverse changes in the fair value of our derivative instruments. If we do not have sufficient high quality securities to provide as collateral, we may need to sell certain other securities to purchase assets that would be eligible for collateral posting, which could adversely impact our future investment income.

Interest Rate Risk

We enter into market-sensitive instruments primarily for purposes other than trading. Our life insurance, long-term care insurance and deferred annuity products have significant interest rate risk and are associated with our U.S. life insurance subsidiaries. Our mortgage insurance businesses in Canada and Australia and immediate annuity products have moderate interest rate risk, while our U.S. mortgage insurance business has relatively low interest rate risk.

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of December 31, 2015, of our $12.5 billion deferred annuity products, $0.9 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with less than $2 million guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $6.9 billion of universal life insurance products as of December 31, 2015, $4.2 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased unrealized losses on our investment portfolios, increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations, including the requirement to liquidate fixed-income investments in an unrealized loss position to satisfy surrenders or withdrawals.

Our life and long-term care insurance products as well as our guaranteed benefits on variable annuities also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, life and long-term care insurance products are expected to generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates increase reinvestment risk and reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our life insurance, fixed annuity and long-term care insurance products and may increase hedging costs on our in-force block of variable annuity products. A prolonged low interest rate environment may negatively impact the sufficiency of our margins on our DAC and

PVFP, which could result in an impairment. In addition, certain statutory capital requirements are based on models that consider interest rates. Prolonged periods of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

The carrying value of our investment portfolio as of December 31, 2015 and 2014 was $69.1 billion and $71.8 billion, respectively, of which 84% and 85%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

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

Assuming investment yields remain at the 2015 year end levels and based on our existing policies and investment portfolio as of December 31, 2015, the impact from investing in that lower interest rate environment could reduce our investment income by approximately $5 million, $15 million and $40 million in 2016, 2017 and 2018, respectively, compared to our 2015 investment income before considering the impact from taxes, noncontrolling interests or DAC and other adjustments. The impact includes additional expected benefits from qualifying interest rate hedges for our U.S. Life Insurance segment but not potential changes in crediting rates to policyholders. The above impacts do not contemplate any evaluation of reserve adequacy or unlocking of DAC.

Equity Market Risk

Our exposure to equity market risk within our insurance companies primarily relates to variable annuities and life products and certain equity linked products. Certain variable annuity products have living benefit guarantees that expose us to equity market risk if the performance of the underlying mutual funds in the separate account products experience downturns and volatility for an extended period of time potentially resulting in more payments from general account assets than from contractholder separate account investments. Additionally, continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover DAC on these products and could lead to write-offs of DAC, as well as increased hedging costs. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products, where we have equity market risk exposure.

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

Foreign Currency Risk

We also have exposure to foreign currency exchange risk. Our international operations generate revenues denominated in local currencies, and we invest cash generated outside the United States in non-U.S.-denominated securities. As of December 31, 2015 and 2014, approximately 9% and 15%, respectively, of our invested assets were held by our international operations and we invest cash generated in those operations in securities denominated in the same local currencies. Although investing in securities denominated in local currencies limits the effect of currency exchange rate fluctuation on local operating results, we remain exposed to the impact of fluctuations in exchange rates as we translate the operating results of our foreign operations in our consolidated financial statements. We currently do not hedge the translation of operating results for our international operations. For the years ended December 31, 2015, 2014 and 2013, our international operations generated $441 million, $364 million and $506 million, respectively, of our income (loss) from continuing operations, excluding net investment gains (losses). Our investments in non-U.S.-denominated securities are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non- U.S. currency fluctuations also affect the value of any dividends paid by our non-U.S. subsidiaries to their parent companies in the United States.

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

Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-income securities portfolio to decrease by approximately $4.0 billion based on our securities positions as of December 31, 2015, as compared to an estimated decrease of $4.4 billion under this model as of December 31, 2014. The decrease in the impact of the parallel shift in the yield curve in 2015 was due to the decrease in the fair value of our investment portfolio as well as the decrease in duration of fixed maturity securities to better align with the liabilities being backed by these investments. Additionally, the results of this parallel shift in the yield curve would cause the fair value of our commercial mortgage loans to decrease by approximately $342 million based on our commercial mortgage loans as of December 31, 2015, as compared to an estimated decrease of $334 million as of December 31, 2014.

We performed a similar sensitivity analysis on our derivatives portfolio and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $709 million based on our derivatives portfolio as of December 31, 2015, as compared to an estimated decline of $773 million under this model as of December 31, 2014. The estimated decrease in fair value of our derivatives portfolio would also require us to post collateral to certain derivative counterparties of approximately $644 million and would require us to post cash margin related to our futures contracts of $40 million based on our derivatives portfolio as of December 31, 2015. Of the $709 million estimated decrease in fair value on our derivatives portfolio as of December 31, 2015, $66 million related to non-qualified derivatives used to mitigate interest rate risk associated with our GMWB embedded derivative liabilities as of December 31, 2015. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease of $105 million based on our GMWB embedded derivative liabilities as of December 31, 2015, as compared to an estimated decline of $103 million under this model as of December 31, 2014. As of December 31, 2015, we performed a similar sensitivity analysis and noted that a 100 basis point increase in interest rates resulted in an increase of $7 million on our fixed index annuity embedded derivatives and a decrease of $1 million on our indexed universal life embedded derivatives.

The impact on our insurance liabilities is not included in the sensitivities above.

The principal amount, weighted-average interest rate and fair value by maturity of our variable rate debt were as follows as of December 31, 2015:

(Amounts in millions)	Principal amount	Weighted-average interest rate	Fair value (2)
Maturity: (1)
Non-recourse funding obligations:
River Lake Insurance Company, 2033	$975	1.65%	$741
River Lake Insurance Company II, 2035	645	1.12%	493
Rivermont Life Insurance Company I, 2050	315	2.42%	182

Total non-recourse funding obligations	1,935	1.73%	1,416
Floating rate junior notes, 2021 (3)	36	7.17%	37
Floating rate junior notes, 2025 (3)	146	5.66%	142

Total floating rate debt	$2,117		$1,595

(1)	There are no maturities over the next five years. However, in connection with the life block transaction with Protective Life, River Lake Insurance Company and River Lake II intend to redeem their outstanding floating rate subordinated notes of $975 million due in 2033 and $645 million due in 2035, respectively, in the first quarter of 2016.
(2)	The valuation methodology used is based on the then-current coupon, revalued based on the London Interbank Offered Rate set and current spread assumption based on commercially available data. The model is a floating rate coupon model using the spread assumption to derive the valuation.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary. The notes due in 2021 have an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75% and the notes due in 2025 have an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%.

As of December 31, 2014, the weighted-average interest rate on our non-recourse funding obligations was 1.51% based on $1,996 million of principal. The weighted-average interest rate on subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited was 7.49% based on $114 million of principal as of December 31, 2014.

Equity Market Risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the fair value of our equity investments to decline by approximately $4 million based on our equity positions as of December 31, 2015, as compared to an estimated decline of $19 million under this model for the year ended December 31, 2014.

We performed a similar sensitivity analysis on our equity market derivatives and noted that a 10% decline in equity market prices would result in an increase in fair value of $50 million based on our equity market derivatives as of December 31, 2015, as compared to an estimated increase of $39 million under this model as of December 31, 2014. The estimated increase in fair value primarily relates to non-qualified derivatives used to mitigate equity market risk associated with our GMWB and fixed index annuity embedded derivative liabilities. We also performed a similar sensitivity analysis on our embedded derivatives associated with our GMWB liabilities and noted that a 10% decline in equity market prices would result in an estimated increase in fair value of $64 million based on our GMWB embedded derivative liabilities as of December 31, 2015, as compared to an estimated increase of $60 million under this model as of December 31, 2014. As of December 31, 2015, we performed a similar sensitivity analysis on our fixed index annuity and indexed universal life embedded derivatives and noted that a 10% decline in equity market prices would result in an estimated decrease in fair value of $28 million and $1 million, respectively.

Foreign Currency Risk

One means of assessing exposure to changes in foreign currency exchange rates is to model effects on reported income using a sensitivity analysis. We analyzed our combined currency exposure for the year ended December 31, 2015, and remeasured our pre-tax earnings assuming a 10% decrease in foreign currency exchange rates compared to the U.S. dollar. Under this model, with all other factors constant, we estimated that such a decrease would reduce our results, before taxes and noncontrolling interests, by approximately $54 million and $69 million under this model for the years ended December 31, 2015 and 2014, respectively.

We also performed a similar sensitivity analysis on our foreign currency derivative portfolio and noted that a 10% decrease in currency exchange rates resulted in a decrease in fair value of $5 million as of December 31, 2015, as compared to an estimated decrease of $8 million under this model for the year ended December 31, 2014. The change in fair value of derivatives may not result in a direct impact to our income as a result of certain derivatives that may be designated as qualifying hedge relationships.

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

Genworth Financial, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited the accompanying consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Financial, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Financial, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 26, 2016

GENWORTH FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	December 31,
	2015	2014
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$58,197	$61,077
Equity securities available-for-sale, at fair value	310	275
Commercial mortgage loans	6,170	6,100
Restricted commercial mortgage loans related to securitization entities	161	201
Policy loans	1,568	1,501
Other invested assets	2,309	2,208
Restricted other invested assets related to securitization entities, at fair value	413	411

Total investments	69,128	71,773
Cash and cash equivalents	5,965	4,645
Accrued investment income	653	660
Deferred acquisition costs	4,398	4,852
Intangible assets and goodwill	357	265
Reinsurance recoverable	17,245	17,291
Other assets	520	479
Deferred tax asset	155	—
Separate account assets	7,883	9,208
Assets held for sale	127	2,143

Total assets	$106,431	$111,316

Liabilities and equity
Liabilities:
Future policy benefits	$36,475	$35,915
Policyholder account balances	26,209	26,032
Liability for policy and contract claims	8,095	7,881
Unearned premiums	3,308	3,485
Other liabilities ($46 and $45 of other liabilities are related to securitization entities)	3,004	3,234
Borrowings related to securitization entities ($81 and $85 are carried at fair value)	179	219
Non-recourse funding obligations	1,920	1,981
Long-term borrowings	4,570	4,612
Deferred tax liability	24	858
Separate account liabilities	7,883	9,208
Liabilities held for sale	127	1,094

Total liabilities	91,794	94,519

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 586 million and 585 million shares issued as of December 31, 2015 and 2014, respectively; 498 million and 497 million shares outstanding as of December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	11,949	11,997

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,236	2,431
Net unrealized gains (losses) on other-than-temporarily impaired securities	18	22

Net unrealized investment gains (losses)	1,254	2,453

Derivatives qualifying as hedges	2,045	2,070
Foreign currency translation and other adjustments	(289)	(77)

Total accumulated other comprehensive income (loss)	3,010	4,446
Retained earnings	564	1,179
Treasury stock, at cost (88 million shares as of December 31, 2015 and 2014)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,824	14,923
Noncontrolling interests	1,813	1,874

Total equity	14,637	16,797

Total liabilities and equity	$106,431	$111,316

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

	Years ended December 31,
	2015	2014	2013
Revenues:
Premiums	$4,579	$4,700	$4,516
Net investment income	3,138	3,142	3,155
Net investment gains (losses)	(75)	(22)	(64)
Policy fees and other income	906	909	1,018

Total revenues	8,548	8,729	8,625

Benefits and expenses:
Benefits and other changes in policy reserves	5,149	6,418	4,737
Interest credited	720	737	738
Acquisition and operating expenses, net of deferrals	1,309	1,138	1,244
Amortization of deferred acquisition costs and intangibles	966	453	463
Goodwill impairment	—	849	—
Interest expense	419	433	450

Total benefits and expenses	8,563	10,028	7,632

Income (loss) from continuing operations before income taxes	(15)	(1,299)	993
Provision (benefit) for income taxes	(9)	(94)	313

Income (loss) from continuing operations	(6)	(1,205)	680
Income (loss) from discontinued operations, net of taxes	(407)	157	34

Net income (loss)	(413)	(1,048)	714
Less: net income attributable to noncontrolling interests	202	196	154

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.42)	$(2.82)	$1.07

Diluted	$(0.42)	$(2.82)	$1.05

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(1.24)	$(2.51)	$1.13

Diluted	$(1.24)	$(2.51)	$1.12

Weighted-average common shares outstanding:
Basic	497.4	496.4	493.6

Diluted	497.4	496.4	498.7

Supplemental disclosures:
Total other-than-temporary impairments	$(28)	$(9)	$(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	1	—	(9)

Net other-than-temporary impairments	(27)	(9)	(25)
Other investment gains (losses)	(48)	(13)	(39)

Total net investment gains (losses)	$(75)	$(22)	$(64)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$(413)	$(1,048)	$714

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,209)	1,573	(1,817)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(4)	10	66
Derivatives qualifying as hedges	(25)	751	(590)
Foreign currency translation and other adjustments	(530)	(537)	(442)

Total other comprehensive income (loss)	(1,768)	1,797	(2,783)

Total comprehensive income (loss)	(2,181)	749	(2,069)
Less: comprehensive income attributable to noncontrolling interests	(106)	32	31

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(2,075)	$717	$(2,100)

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2012	$1	$12,127	$5,202	$1,863	$(2,700)	$16,493	$1,288	$17,781

Repurchase of subsidiary shares	—	—	—	—	—	—	(43)	(43)
Comprehensive income (loss):
Net income	—	—	—	560	—	560	154	714
Other comprehensive income (loss), net of taxes	—	—	(2,660)	—	—	(2,660)	(123)	(2,783)

Total comprehensive income (loss)						(2,100)	31	(2,069)
Dividends to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense and exercises and other	—	—	—	—	—	—	3	3

Balances as of December 31, 2013	1	12,127	2,542	2,423	(2,700)	14,393	1,227	15,620

Initial sale of subsidiary shares to noncontrolling interests	—	(145)	(57)	—	—	(202)	713	511
Repurchase of subsidiary shares	—	—	—	—	—	—	(28)	(28)
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,244)	—	(1,244)	196	(1,048)
Other comprehensive income (loss), net of taxes	—	—	1,961	—	—	1,961	(164)	1,797

Total comprehensive income (loss)						717	32	749
Dividends to noncontrolling interests	—	—	—	—	—	—	(75)	(75)
Stock-based compensation expense and exercises and other	—	15	—	—	—	15	5	20

Balances as of December 31, 2014	1	11,997	4,446	1,179	(2,700)	14,923	1,874	16,797

Additional sale of subsidiary shares to noncontrolling interests	—	(65)	24	—	—	(41)	267	226
Repurchase of subsidiary shares	—	—	—	—	—	—	(68)	(68)
Comprehensive income (loss):
Net income (loss)	—	—	—	(615)	—	(615)	202	(413)
Other comprehensive income (loss), net of taxes	—	—	(1,460)	—	—	(1,460)	(308)	(1,768)

Total comprehensive income (loss)						(2,075)	(106)	(2,181)
Dividends to noncontrolling interests	—	—	—	—	—	—	(157)	(157)
Stock-based compensation expense and exercises and other	—	17	—	—	—	17	3	20

Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(413)	$(1,048)	$714
Less (income) loss from discontinued operations, net of taxes	407	(157)	(34)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss on sale of subsidiary	141	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	(106)	(111)	(105)
Net investment (gains) losses	75	22	64
Charges assessed to policyholders	(788)	(777)	(812)
Acquisition costs deferred	(293)	(383)	(363)
Amortization of deferred acquisition costs and intangibles	966	453	463
Goodwill impairment	—	849	—
Deferred income taxes	(196)	(341)	(100)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	(239)	206	(59)
Stock-based compensation expense	16	28	39
Change in certain assets and liabilities:
Accrued investment income and other assets	(106)	(163)	(53)
Insurance reserves	1,847	2,497	1,644
Current tax liabilities	(15)	(196)	341
Other liabilities, policy and contract claims and other policy-related balances	293	1,517	(361)
Cash from operating activities—held for sale	2	42	21

Net cash from operating activities	1,591	2,438	1,399

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	4,541	5,198	4,891
Commercial mortgage loans	882	765	896
Restricted commercial mortgage loans related to securitization entities	41	32	60
Proceeds from sales of investments:
Fixed maturity and equity securities	4,391	2,386	4,147
Purchases and originations of investments:
Fixed maturity and equity securities	(9,750)	(9,188)	(10,458)
Commercial mortgage loans	(956)	(967)	(873)
Other invested assets, net	175	(35)	65
Policy loans, net	25	12	242
Proceeds from sale of a subsidiary, net of cash transferred	273	—	365
Cash from investing activities—held for sale	(26)	(39)	85

Net cash from investing activities	(404)	(1,836)	(580)

Cash flows from financing activities:
Deposits to universal life and investment contracts	2,257	2,993	2,999
Withdrawals from universal life and investment contracts	(2,144)	(2,588)	(3,269)
Redemption and repurchase of non-recourse funding obligations	(61)	(42)	(28)
Proceeds from issuance of long-term debt	150	144	793
Repayment and repurchase of long-term debt	(120)	(621)	(365)
Repayment of borrowings related to securitization entities	(36)	(32)	(108)
Repurchase of subsidiary shares	(68)	(28)	(43)
Dividends paid to noncontrolling interests	(157)	(75)	(52)
Proceeds from sale of subsidiary shares to noncontrolling interests	226	517	—
Other, net	(98)	(30)	(53)
Cash from financing activities—held for sale	9	(33)	(23)

Net cash from financing activities	(42)	205	(149)

Effect of exchange rate changes on cash and cash equivalents (includes $(35), $(39) and $—related to businesses held for sale	(70)	(103)	(109)

Net change in cash and cash equivalents	1,075	704	561
Cash and cash equivalents at beginning of period	4,918	4,214	3,653

Cash and cash equivalents at end of period	5,993	4,918	4,214
Less cash and cash equivalents held for sale at end of period	28	273	557

Cash and cash equivalents of continuing operations at end of period	$5,965	$4,645	$3,657

See Notes to Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

We operate our business through the following five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”). We no longer offer retail and group variable annuities but continue to service our existing blocks of business.

In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

On December 1, 2015, we completed the sale of our lifestyle protection insurance business, which had previously been designated as a non-core business. Our lifestyle protection insurance business, previously the only business in the International Protection segment, has been reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 24 for additional information related to discontinued operations.

On October 27, 2015, we announced that Genworth Mortgage Insurance Company (“GMICO”), our wholly-owned indirect subsidiary, entered into an agreement to sell our European mortgage insurance business. As the held-for-sale criteria were satisfied during the fourth quarter of 2015, our European mortgage insurance business, included in Corporate and Other activities, has been reported as held for sale and its financial position is separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 24 for additional information.

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

b) Net Investment Income and Net Investment Gains and Losses

Investment income is recognized when earned. Income or losses upon call or prepayment of available-for-sale fixed maturity securities is recognized in net investment income, except for hybrid securities where the income or loss upon call is recognized in net investment gains and losses. Investment gains and losses are calculated on the basis of specific identification on the trade date.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

c) Policy Fees and Other Income

Policy fees and other income consists primarily of insurance charges assessed on universal and term universal life insurance contracts and fees assessed against customer account values. For universal and term universal life insurance contracts, charges to policyholder accounts for cost of insurance are recognized as revenue when due. Variable product fees are charged to variable annuity contractholders and variable life insurance policyholders based upon the daily net assets of the contractholder’s and policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.

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

We recognize other-than-temporary impairments on debt securities in an unrealized loss position when one of the following circumstances exists:

•	we do not expect full recovery of our amortized cost basis,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

•	the present value of cash flows expected to be collected is less than our amortized cost basis,

•	we intend to sell a security or

•	it is more likely than not that we will be required to sell a security prior to recovery.

For other-than-temporary impairments recognized during the period, we present the total other-than-temporary impairments, the portion of other-than-temporary impairments included in other comprehensive income (loss) (“OCI”) and the net other-than-temporary impairments as supplemental disclosure presented on the face of our consolidated statements of income.

Total other-than-temporary impairments that emerged in the current period are calculated as the difference between the amortized cost and fair value. For other-than-temporarily impaired securities where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery, total other-than-temporary impairments are adjusted by the portion of other-than-temporary impairments recognized in OCI (“non-credit”). Net other-than-temporary impairments recorded in net income (loss) represent the credit loss on the other-than-temporarily impaired securities with the offset recognized as an adjustment to the amortized cost to determine the new amortized cost basis of the securities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

Level 3 comprises financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In certain instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments or embedded derivatives where we cannot corroborate the significant valuation inputs with market observable data.

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input. We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. See note 16 for additional information related to fair value measurements.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

g) Repurchase Agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. See note 12 for additional information related to our repurchase agreements.

h) Securities Lending Activity

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary. See note 12 for additional information related to our securities lending activity.

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

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions and for contracts issued, certain other costs such as underwriting, medical inspection and issuance expenses. DAC for traditional long-duration insurance contracts, including term life and long-term care insurance, is amortized as a level percentage of premiums based on assumptions, including, investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured life expectancy or longevity, insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses, established when the contract is issued. Amortization is adjusted each period to reflect actual lapse or termination rates.

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

Years Ended December 31, 2015, 2014 and 2013

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

See note 7 for additional information related to goodwill and impairments recorded.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

Years Ended December 31, 2015, 2014 and 2013

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

The majority of our derivative arrangements require the posting of collateral upon meeting certain net exposure thresholds. The amounts recognized for derivative counterparty collateral received by us was recorded in cash and cash equivalents with a corresponding amount recorded in other liabilities to represent our obligation to return the collateral retained by us. We also receive non-cash collateral that is not recognized in our balance sheet unless we exercise our right to sell or re-pledge the underlying asset. As of December 31, 2015 and 2014, the fair value of non-cash collateral received was $86 million and $287 million, respectively, and the underlying assets were not sold or re-pledged. Additionally, we have pledged $263 million and $49 million of fixed maturity securities as of December 31, 2015 and 2014, respectively. We have not pledged any cash as collateral to derivative counterparties. Fixed maturity securities that we pledge as collateral remain on our balance sheet within fixed maturity securities available-for-sale. Any cash collateral pledged to a derivative counterparty is derecognized with a receivable recorded in other assets for the right to receive our cash collateral back from the counterparty.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

Most of our reserves for additional insurance and annuitization benefits are calculated by applying a benefit ratio to accumulated contractholder assessments, and then deducting accumulated paid claims. The benefit ratio is equal to the ratio of benefits to assessments, accumulated with interest and considering both past and anticipated future experience. The projections utilize stochastic scenarios of separate account returns incorporating reversion to the mean, as well as assumptions for mortality and lapses. Some of our minimum guarantees, mainly GMWBs, are accounted for as embedded derivatives; see notes 5 and 16 for additional information on these embedded derivatives and related fair value measurement disclosures.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

We are also required to accrue additional future policy benefit reserves when the overall reserve is adequate, but profits are projected in early periods followed by losses projected in later periods. When this pattern of profits followed by losses exists, we ratably accrue this additional profits followed by losses liability over time, increasing reserves in the profitable periods to offset estimated losses expected during the periods that follow. We calculate and adjust the additional reserves using our current best estimate of the amount necessary to offset the losses in future periods, based on the pattern of expected income and current best estimate assumptions consistent with our loss recognition testing. We adjust the accrual rate prospectively, going forward over the remaining profit periods, without any catch-up adjustment.

For long-term care insurance products, benefit reductions are treated as partial lapse of coverage with the balance of our future policy benefits and DAC both reduced in proportion to the reduced coverage. For level premium term life insurance products, we floor the liability for future policy benefits on each policy at zero.

Estimates and actuarial assumptions used for establishing the liability for future policy benefits and in loss recognition testing involve the exercise of significant judgment, and changes in assumptions or deviations of actual experience from assumptions can have material impacts on our liability for future policy benefits and net income (loss). Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition. The risk that our claims experience may differ significantly from our pricing and valuation assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years after pricing and locked-in valuation assumptions have been established.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

The liability for policy and contract claims for our long-term care insurance products represents the present value of the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. Key assumptions include investment returns, health care experience (including type of care and cost of care), policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next), insured mortality (i.e., life expectancy or longevity), insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates) and expenses. Claim termination rates refer to the expected rates at which claims end. Benefit utilization rates estimate how much of the available policy benefits are expected to be used. Both claim termination rates and benefit utilization rates are influenced by, among other things, gender, age at claim, diagnosis, type of care needed, benefit period, and daily benefit amount. Because these assumptions relate to factors that are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our reserves, results of operations and financial condition.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

r) Unearned Premiums

For single premium insurance contracts, we recognize premiums over the policy life in accordance with the expected pattern of risk emergence. We recognize a portion of the revenue in premiums earned in the current period, while the remaining portion is deferred as unearned premiums and earned over time in accordance with the expected pattern of risk emergence. If single premium policies are cancelled and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized to earned premiums upon notification of the cancellation. Expected pattern of risk emergence on which we base premium recognition is inherently judgmental and is based on actuarial analysis of historical experience. We periodically review our premium earnings recognition models with any adjustments to the estimates reflected in current period income. For the years ended December 31, 2015, 2014 and 2013, we updated our premium recognition factors for our international mortgage insurance businesses. These updates included the consideration of recent and projected loss experience, policy cancellation experience and refinement of actuarial methods. In 2015, 2014 and 2013, adjustments associated with this update resulted in an increase in earned premiums of $8 million, $6 million and $12 million, respectively.

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

We do not record U.S. deferred taxes on foreign income that we do not expect to remit or repatriate to U.S. corporations within our consolidated group. Under U.S. GAAP, we are generally required to record U.S. deferred taxes on the anticipated repatriation of foreign income as the income is recognized for financial reporting purposes. An exception under certain accounting guidance permits us not to record a U.S. deferred tax liability for foreign income that we expect to reinvest in our foreign operations and for which remittance will be

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

postponed indefinitely. If it becomes apparent that we cannot positively assert that some or all undistributed income will be reinvested indefinitely, the related deferred taxes are recorded in that period. In determining indefinite reinvestment, we regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as the applicable tax laws to which our domestic and foreign subsidiaries are subject. Our estimates are based on our historical experience and our expectation of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future capital needs, which are impacted by such things as regulatory requirements, policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions.

Similarly, under another exception to the recognition of deferred taxes under U.S. GAAP, we do not record deferred taxes on U.S. domestic subsidiary entities for the excess of the financial statement carrying amount over the tax basis in the stock of the subsidiary (commonly referred to as “outside basis difference”) if we have the ability under the tax law and intent to recover the basis difference in a tax free manner. Deferred taxes would be recognized in the period of a change to our ability or intent.

Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States and our Bermuda and Guernsey subsidiaries, which have elected to be taxed as U.S. domestic companies, are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement (the “life/non-life tax sharing agreement”) in place and all intercompany balances related to this agreement are settled at least annually.

Our subsidiaries based in Bermuda and Guernsey are treated as U.S. insurance companies under provisions of the U.S. Internal Revenue Code, are included in the life/non-life consolidated return, and have adopted the life-non/life tax sharing agreement. Jurisdictions outside the United States in which our various subsidiaries incur significant taxes include Australia and Canada.

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

Years Ended December 31, 2015, 2014 and 2013

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

See note 17 for additional information related to these consolidated entities.

x) Accounting Changes

Debt Issuance Costs

On December 31, 2015, we early adopted new accounting guidance related to the presentation of debt issuance costs. The new guidance requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance was applied on a retrospective basis. Upon adoption, in our consolidated balance sheet as of December 31, 2014, we recorded a reduction in other assets and total assets of $42 million, with a related reduction in long-term debt of $27 million, a reduction in non-recourse funding obligations of $15 million and a reduction in total liabilities of $42 million. We also adopted new guidance that allows debt issuance costs related to revolving credit facilities to be presented as either an asset or as a direct deduction from the carrying amount of that debt liability. We elected to continue to present debt issuance costs related to revolving credit facilities in other assets in our consolidated balance sheet. See note 12 for more information related to our long-term debt and non-recourse funding obligations.

Financial Assets and Liabilities of a Collateralized Financing Entity

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

Repurchase Financings

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

Years Ended December 31, 2015, 2014 and 2013

lending transactions which were effective beginning in the second quarter of 2015. We do not have repurchase-to-maturity transactions, but have repurchase agreements and securities lending transactions that are subject to additional disclosures. This new guidance did not have an impact on our consolidated financial statements but did impact our disclosures.

Investments In Affordable Housing Projects

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

Share-Based Payment Awards

On January 1, 2015, we early adopted new accounting guidance related to the accounting for share-based payment awards when the terms of an award provide that a performance target can be achieved after the requisite service period. The guidance requires that such performance targets should not be reflected in estimating the grant-date fair value of an award, and that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. We have performance stock unit grants where awards for employees who are retirement eligible can vest on a pro-rata basis upon retirement even if retirement occurs before the performance target is achieved. There was no impact on our consolidated financial statements from the adoption of this accounting guidance.

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

y) Accounting Pronouncements Not Yet Adopted

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Changes to the current

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

financial instruments accounting primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair value, except those accounted for under the equity method of accounting, will be measured at fair value with changes in fair value recognized in net income. The new guidance also clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with other deferred tax assets. This new guidance will be effective for us on January 1, 2018. We are still in process of evaluating the impact the guidance may have on our consolidated financial statements.

In May 2015, the FASB issued new disclosure requirements for short-duration insurance contracts. The new guidance requires additional disclosures on short-duration policy and contract claims liabilities for incurred and paid claims development, unpaid claims and claims frequency. These new disclosures will be effective for us on December 31, 2016 with early adoption permitted and will only impact our disclosures.

In February 2015, the FASB issued new accounting guidance related to consolidation. This guidance primarily impacts limited partnerships and similar legal entities, evaluation of fees paid to a decision maker as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination and certain investment funds. This guidance is effective for us on January 1, 2016, with early adoption permitted. We do not expect any significant impact on our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers, effective for us on January 1, 2018. The key principle of the new guidance is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. Insurance contracts are specifically excluded from this new guidance. The FASB has proposed a technical correction to clarify the scope that both insurance and investment contracts are excluded from the scope of this new guidance. In addition, we believe that mortgage insurance, although excluded from insurance revenue guidance, is not within scope of the new revenue recognition rules and will continue to follow existing industry revenue practices. As such, while we are still evaluating the full impact, at this time we do not expect any significant impacts from this new guidance on our consolidated financial statements.

z) Cash Flow Statement Reclassification

We have revised our consolidated statements of cash flows previously reported in our 2014 Annual Report on Form 10-K for the years ended December 31, 2014 and 2013 to reflect a correction related to the calculation of the change in reinsurance recoverable that impacted the lines “insurance reserves” and “other liabilities, policy and contract claims and other policy-related balances.” As a result, the change in insurance reserves decreased by $720 million and $613 million, respectively, and the change in other liabilities, policy and contract claims and other policy-related balances increased by $720 million and $613 million, respectively, for the years ended December 31, 2014 and 2013. The revisions had no impact on net cash flows from operating activities or the total change in cash and cash equivalents within our consolidated statements of cash flows. Additionally, there was no impact on our consolidated balance sheets or consolidated statements of income.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the years ended December 31:

(Amounts in millions, except per share amounts)	2015	2014	2013
Weighted-average common shares used in basic earnings (loss) per common share calculations	497.4	496.4	493.6
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	—	5.1

Weighted-average common shares used in diluted earnings (loss) per common share calculations (1)	497.4	496.4	498.7

Income (loss) from continuing operations:
Income (loss) from continuing operations	$(6)	$(1,205)	$680
Less: income from continuing operations attributable to noncontrolling interests	202	196	154

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(208)	$(1,401)	$526

Basic per common share	$(0.42)	$(2.82)	$1.07

Diluted per common share	$(0.42)	$(2.82)	$1.05

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(407)	$157	$34
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(407)	$157	$34

Basic per common share	$(0.82)	$0.32	$0.07

Diluted per common share	$(0.82)	$0.32	$0.07

Net income (loss):
Income (loss) from continuing operations	$(6)	$(1,205)	$680
Income (loss) from discontinued operations, net of taxes	(407)	157	34

Net income (loss)	(413)	(1,048)	714
Less: net income attributable to noncontrolling interests	202	196	154

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560

Basic per common share	$(1.24)	$(2.51)	$1.13

Diluted per common share	$(1.24)	$(2.51)	$1.12

(1)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2015 and 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

for the years ended December 31, 2015 and 2014, as the inclusion of shares for stock options, restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) of 1.6 million and 5.6 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the years ended December 31, 2015 and 2014, dilutive potential weighted-average common shares outstanding would have been 499.0 million and 502.0 million, respectively.

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Fixed maturity securities—taxable	$2,558	$2,598	$2,603
Fixed maturity securities—non-taxable	12	12	9
Commercial mortgage loans	337	333	335
Restricted commercial mortgage loans related to securitization entities (1)	14	14	23
Equity securities	15	14	17
Other invested assets (2)	135	105	108
Restricted other invested assets related to securitization entities (1)	5	5	4
Policy loans	137	129	129
Cash, cash equivalents and short-term investments	13	24	19

Gross investment income before expenses and fees	3,226	3,234	3,247
Expenses and fees	(88)	(92)	(92)

Net investment income	$3,138	$3,142	$3,155

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Included in other invested assets was $9 million, $8 million and $13 million of net investment income related to trading securities for the years ended December 31, 2015, 2014 and 2013, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Available-for-sale securities:
Realized gains	$102	$72	$149
Realized losses	(82)	(46)	(184)

Net realized gains (losses) on available-for-sale securities	20	26	(35)

Impairments:
Total other-than-temporary impairments	(28)	(9)	(16)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	1	—	(9)

Net other-than-temporary impairments	(27)	(9)	(25)

Trading securities	(7)	39	(23)
Commercial mortgage loans	7	11	4
Net gains (losses) related to securitization entities (1)	5	16	69
Derivative instruments (2)	(76)	(103)	(49)
Contingent consideration adjustment	2	(2)	—
Other	1	—	(5)

Net investment gains (losses)	$(75)	$(22)	$(64)

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the years ended December 31, 2015, 2014 and 2013 was $1,827 million, $857 million and $1,743 million, respectively, which was approximately 96%, 95% and 91%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in OCI as of and for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Beginning balance	$83	$101	$387
Additions:
Other-than-temporary impairments not previously recognized	—	1	4
Increases related to other-than-temporary impairments previously recognized	—	1	11
Reductions:
Securities sold, paid down or disposed	(19)	(20)	(301)

Ending balance	$64	$83	$101

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of December 31:

(Amounts in millions)	2015	2014	2013
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$3,140	$5,560	$2,346
Equity securities	(10)	32	23
Other invested assets	—	(2)	(4)

Subtotal	3,130	5,590	2,365
Adjustments to DAC, PVFP, sales inducements and benefit reserves	(1,070)	(1,656)	(869)
Income taxes, net	(711)	(1,372)	(517)

Net unrealized investment gains (losses)	1,349	2,562	979
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	95	109	53

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$1,254	$2,453	$926

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Beginning balance	$2,453	$926	$2,638
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(2,467)	3,244	(3,780)
Adjustment to DAC	177	(172)	248
Adjustment to PVFP	89	(66)	95
Adjustment to sales inducements	30	(15)	40
Adjustment to benefit reserves	290	(534)	673
Provision for income taxes	663	(862)	952

Change in unrealized gains (losses) on investment securities	(1,218)	1,595	(1,772)
Reclassification adjustments to net investment (gains) losses, net of taxes of $(2), $7 and $(12)	5	(12)	21

Change in net unrealized investment gains (losses)	(1,213)	1,583	(1,751)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	(14)	56	(39)

Ending balance	$1,254	$2,453	$926

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(d) Fixed Maturity and Equity Securities

As of December 31, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,487	$732	$—	$(16)	$—	$6,203
State and political subdivisions	2,287	181	—	(30)	—	2,438
Non-U.S. government	1,910	110	—	(5)	—	2,015
U.S. corporate:
Utilities	3,355	364	—	(26)	—	3,693
Energy	2,560	103	—	(162)	—	2,501
Finance and insurance	5,268	392	15	(43)	—	5,632
Consumer—non-cyclical	3,755	371	—	(30)	—	4,096
Technology and communications	2,108	123	—	(38)	—	2,193
Industrial	1,164	53	—	(44)	—	1,173
Capital goods	1,774	188	—	(12)	—	1,950
Consumer—cyclical	1,602	95	—	(22)	—	1,675
Transportation	1,023	75	—	(12)	—	1,086
Other	385	22	—	(5)	—	402

Total U.S. corporate	22,994	1,786	15	(394)	—	24,401

Non-U.S. corporate:
Utilities	815	37	—	(9)	—	843
Energy	1,700	64	—	(78)	—	1,686
Finance and insurance	2,327	152	2	(8)	—	2,473
Consumer—non-cyclical	746	24	—	(18)	—	752
Technology and communications	978	36	—	(26)	—	988
Industrial	1,063	19	—	(96)	—	986
Capital goods	602	19	—	(17)	—	604
Consumer—cyclical	522	8	—	(4)	—	526
Transportation	559	52	—	(6)	—	605
Other	2,574	187	—	(25)	—	2,736

Total non-U.S. corporate	11,886	598	2	(287)	—	12,199

Residential mortgage-backed	4,777	330	11	(17)	—	5,101
Commercial mortgage-backed	2,492	84	3	(20)	—	2,559
Other asset-backed	3,328	11	1	(59)	—	3,281

Total fixed maturity securities	55,161	3,832	32	(828)	—	58,197
Equity securities	325	8	—	(23)	—	310

Total available-for-sale securities	$55,486	$3,840	$32	$(851)	$—	$58,507

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

As of December 31, 2014, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,006	$995	$—	$(1)	$—	$6,000
State and political subdivisions	2,013	236	—	(27)	—	2,222
Non-U.S. government	1,761	143	—	(2)	—	1,902
U.S. corporate:
Utilities	3,292	577	—	(5)	—	3,864
Energy	2,498	265	—	(21)	—	2,742
Finance and insurance	5,102	537	20	(13)	—	5,646
Consumer—non-cyclical	3,483	538	—	(8)	—	4,013
Technology and communications	2,112	217	—	(4)	—	2,325
Industrial	1,195	100	—	(8)	—	1,287
Capital goods	1,748	263	—	(5)	—	2,006
Consumer—cyclical	1,750	158	—	(8)	—	1,900
Transportation	929	114	—	(4)	—	1,039
Other	370	31	—	—	—	401

Total U.S. corporate	22,479	2,800	20	(76)	—	25,223

Non-U.S. corporate:
Utilities	857	48	—	(2)	—	903
Energy	1,911	163	—	(38)	—	2,036
Finance and insurance	2,757	203	—	(3)	—	2,957
Consumer—non-cyclical	764	41	—	(9)	—	796
Technology and communications	986	71	—	(4)	—	1,053
Industrial	1,166	65	—	(18)	—	1,213
Capital goods	592	31	—	(5)	—	618
Consumer—cyclical	520	14	—	—	—	534
Transportation	521	70	—	(1)	—	590
Other	3,153	257	—	(15)	—	3,395

Total non-U.S. corporate	13,227	963	—	(95)	—	14,095

Residential mortgage-backed	4,871	362	13	(17)	(1)	5,228
Commercial mortgage-backed	2,564	143	4	(9)	—	2,702
Other asset-backed	3,735	23	1	(54)	—	3,705

Total fixed maturity securities	55,656	5,665	38	(281)	(1)	61,077
Equity securities	250	32	—	(7)	—	275

Total available-for-sale securities	$55,906	$5,697	$38	$(288)	$(1)	$61,352

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2015:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$883	$(16)	32	$—	$—	—	$883	$(16)	32
State and political subdivisions	464	(15)	81	163	(15)	17	627	(30)	98
Non-U.S. government	366	(5)	49	—	—	—	366	(5)	49
U.S. corporate	5,836	(332)	817	466	(62)	83	6,302	(394)	900
Non-U.S. corporate	3,016	(170)	400	486	(117)	87	3,502	(287)	487
Residential mortgage-backed	756	(10)	88	103	(7)	38	859	(17)	126
Commercial mortgage-backed	780	(19)	116	39	(1)	13	819	(20)	129
Other asset-backed	1,944	(22)	349	336	(37)	55	2,280	(59)	404

Subtotal, fixed maturity securities	14,045	(589)	1,932	1,593	(239)	293	15,638	(828)	2,225
Equity securities	153	(23)	64	—	—	—	153	(23)	64

Total for securities in an unrealized loss position	$14,198	$(612)	1,996	$1,593	$(239)	293	$15,791	$(851)	2,289

% Below cost—fixed maturity securities:
<20% Below cost	$13,726	$(472)	1,877	$1,259	$(78)	238	$14,985	$(550)	2,115
20%-50% Below cost	319	(116)	54	316	(139)	50	635	(255)	104
>50% Below cost	—	(1)	1	18	(22)	5	18	(23)	6

Total fixed maturity securities	14,045	(589)	1,932	1,593	(239)	293	15,638	(828)	2,225

% Below cost—equity securities:
<20% Below cost	133	(18)	56	—	—	—	133	(18)	56
20%-50% Below cost	20	(5)	8	—	—	—	20	(5)	8

Total equity securities	153	(23)	64	—	—	—	153	(23)	64

Total for securities in an unrealized loss position	$14,198	$(612)	1,996	$1,593	$(239)	293	$15,791	$(851)	2,289

Investment grade	$13,342	$(524)	1,834	$1,245	$(135)	225	$14,587	$(659)	2,059
Below investment grade	856	(88)	162	348	(104)	68	1,204	(192)	230

Total for securities in an unrealized loss position	$14,198	$(612)	1,996	$1,593	$(239)	293	$15,791	$(851)	2,289

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2015:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$485	$(25)	74	$14	$(1)	7	$499	$(26)	81
Energy	1,162	(134)	163	131	(28)	22	1,293	(162)	185
Finance and insurance	1,142	(35)	160	94	(8)	15	1,236	(43)	175
Consumer—non-cyclical	836	(26)	107	51	(4)	10	887	(30)	117
Technology and communications	658	(36)	95	23	(2)	5	681	(38)	100
Industrial	476	(33)	64	44	(11)	9	520	(44)	73
Capital goods	293	(10)	48	26	(2)	4	319	(12)	52
Consumer—cyclical	427	(18)	60	63	(4)	10	490	(22)	70
Transportation	273	(10)	38	20	(2)	1	293	(12)	39
Other	84	(5)	8	—	—	—	84	(5)	8

Subtotal, U.S. corporate securities	5,836	(332)	817	466	(62)	83	6,302	(394)	900

Non-U.S. corporate:
Utilities	130	(6)	20	32	(3)	6	162	(9)	26
Energy	589	(48)	71	127	(30)	20	716	(78)	91
Finance and insurance	478	(7)	77	30	(1)	8	508	(8)	85
Consumer—non-cyclical	261	(14)	27	37	(4)	4	298	(18)	31
Technology and communications	324	(15)	37	33	(11)	9	357	(26)	46
Industrial	495	(54)	67	110	(42)	18	605	(96)	85
Capital goods	154	(8)	22	41	(9)	9	195	(17)	31
Consumer—cyclical	155	(4)	20	—	—	—	155	(4)	20
Transportation	147	(6)	17	—	—	—	147	(6)	17
Other	283	(8)	42	76	(17)	13	359	(25)	55

Subtotal, non-U.S. corporate securities	3,016	(170)	400	486	(117)	87	3,502	(287)	487

Total for corporate securities in an unrealized loss position	$8,852	$(502)	1,217	$952	$(179)	170	$9,804	$(681)	1,387

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to the increase in interest rates, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 4% as of December 31, 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $78 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB+” and approximately 75% of the unrealized losses were related to investment grade securities as of December 31, 2015. These unrealized losses were predominantly attributable to corporate securities and state and political subdivision securities including fixed rate securities purchased in a lower rate environment and variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 6% as of December 31, 2015. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of December 31, 2015:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$9	$(3)	—%	1	$—	$—	—%	—
U.S. corporate:
Energy	23	(8)	1	4	—	—	—	—
Industrial	18	(9)	1	3	—	—	—	—

Total U.S. corporate	41	(17)	2	7	—	—	—	—

Non-U.S. corporate:
Utilities	8	(2)	—	1	—	—	—	—
Energy	21	(8)	1	2	—	—	—	—
Industrial	29	(14)	2	4	—	—	—	—
Capital goods	6	(5)	1	2	—	—	—	—
Other	5	(2)	—	1	—	—	—	—

Total non-U.S. corporate	69	(31)	4	10	—	—	—	—

Structured securities:
Other asset-backed	66	(25)	3	4	—	—	—	—

Total structured securities	66	(25)	3	4	—	—	—	—

Total	$185	$(76)	9%	22	$—	$—	—%	—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate:
Energy	$21	$(9)	1%	6	$—	$—	—%	—
Finance and insurance	7	(3)	1	1	—	—	—	—
Technology and communications	5	(2)	—	1	—	—	—	—
Industrial	4	(1)	—	1	—	—	—	—

Total U.S. corporate	37	(15)	2	9	—	—	—	—

Non-U.S. corporate:
Energy	44	(20)	2	8	—	—	—	—
Technology and communications	5	(4)	1	2	4	(5)	1	1
Industrial	10	(6)	1	2	14	(17)	2	4
Capital goods	3	(2)	1	1	—	—	—	—
Other	24	(10)	—	5	—	—	—	—

Total non-U.S. corporate	86	(42)	5	18	18	(22)	3	5

Structured securities:
Other asset-backed	8	(6)	1	1	—	—	—	—

Total structured securities	8	(6)	1	1	—	—	—	—

Total	$131	$(63)	8%	28	$18	$(22)	3%	5

For all securities in an unrealized loss position, we expect to recover the amortized cost based on our estimate of the amount and timing of cash flows to be collected. We do not intend to sell nor do we expect that we will be required to sell these securities prior to recovering our amortized cost. See below for further discussion of gross unrealized losses by asset class.

Non-U.S. corporate

As indicated above, $95 million of gross unrealized losses were related to non-U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for non-U.S. corporate fixed maturity securities, $37 million, or 39%, related to the industrial sector and $28 million, or 29%, related to the energy sector. Reduced overseas demand for metals, particularly copper and oil, has led to a decline in commodities pricing, adversely impacting the fair value of these securities.

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

Years Ended December 31, 2015, 2014 and 2013

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of December 31, 2015.

Despite the considerable analysis and rigor employed on our structured securities, it is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of structured securities and future write-downs within our portfolio of structured securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$—	$—	—	$75	$(1)	10	$75	$(1)	10
State and political subdivision	9	—	7	267	(27)	45	276	(27)	52
Non-U.S. government	64	(1)	15	22	(1)	4	86	(2)	19
U.S. corporate	1,639	(33)	231	1,201	(43)	174	2,840	(76)	405
Non-U.S. corporate	1,456	(67)	199	504	(28)	67	1,960	(95)	266
Residential mortgage-backed	180	(1)	24	249	(17)	87	429	(18)	111
Commercial mortgage-backed	163	—	21	362	(9)	49	525	(9)	70
Other asset-backed	1,551	(12)	215	487	(42)	55	2,038	(54)	270

Subtotal, fixed maturity securities	5,062	(114)	712	3,167	(168)	491	8,229	(282)	1,203
Equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,092	$(117)	758	$3,215	$(172)	497	$8,307	$(289)	1,255

% Below cost—fixed maturity securities:
<20% Below cost	$5,025	$(103)	708	$3,036	$(114)	470	$8,061	$(217)	1,178
20%-50% Below cost	37	(11)	4	131	(53)	15	168	(64)	19
>50% Below cost	—	—	—	—	(1)	6	—	(1)	6

Total fixed maturity securities	5,062	(114)	712	3,167	(168)	491	8,229	(282)	1,203

% Below cost—equity securities:
<20% Below cost	26	(2)	40	48	(4)	6	74	(6)	46
20%-50% Below cost	4	(1)	6	—	—	—	4	(1)	6

Total equity securities	30	(3)	46	48	(4)	6	78	(7)	52

Total for securities in an unrealized loss position	$5,092	$(117)	758	$3,215	$(172)	497	$8,307	$(289)	1,255

Investment grade	$4,501	$(75)	631	$2,918	$(145)	424	$7,419	$(220)	1,055
Below investment grade (2)	591	(42)	127	297	(27)	73	888	(69)	200

Total for securities in an unrealized loss position	$5,092	$(117)	758	$3,215	$(172)	497	$8,307	$(289)	1,255

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of December 31, 2014:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$55	$—	10	$164	$(5)	23	$219	$(5)	33
Energy	404	(16)	56	96	(5)	15	500	(21)	71
Finance and insurance	399	(3)	56	257	(10)	35	656	(13)	91
Consumer—non-cyclical	160	(3)	20	182	(5)	32	342	(8)	52
Technology and communications	181	(3)	27	97	(1)	15	278	(4)	42
Industrial	151	(4)	21	80	(4)	11	231	(8)	32
Capital goods	85	—	13	122	(5)	18	207	(5)	31
Consumer—cyclical	132	(2)	17	139	(6)	18	271	(8)	35
Transportation	52	(2)	9	57	(2)	6	109	(4)	15
Other	20	—	2	7	—	1	27	—	3

Subtotal, U.S. corporate securities	1,639	(33)	231	1,201	(43)	174	2,840	(76)	405

Non-U.S. corporate:
Utilities	79	—	13	43	(2)	5	122	(2)	18
Energy	442	(33)	57	58	(5)	13	500	(38)	70
Finance and insurance	237	(2)	32	29	(1)	6	266	(3)	38
Consumer—non-cyclical	134	(6)	10	83	(3)	9	217	(9)	19
Technology and communications	77	(2)	13	81	(2)	8	158	(4)	21
Industrial	214	(9)	30	116	(9)	15	330	(18)	45
Capital goods	63	(2)	7	38	(3)	4	101	(5)	11
Consumer—cyclical	8	—	1	—	—	—	8	—	1
Transportation	30	—	6	14	(1)	1	44	(1)	7
Other	172	(13)	30	42	(2)	6	214	(15)	36

Subtotal, non-U.S. corporate securities	1,456	(67)	199	504	(28)	67	1,960	(95)	266

Total for corporate securities in an unrealized loss position	$3,095	$(100)	430	$1,705	$(71)	241	$4,800	$(171)	671

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The scheduled maturity distribution of fixed maturity securities as of December 31, 2015 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,729	$1,744
Due after one year through five years	9,814	10,192
Due after five years through ten years	11,772	11,917
Due after ten years	21,249	23,403

Subtotal	44,564	47,256
Residential mortgage-backed	4,777	5,101
Commercial mortgage-backed	2,492	2,559
Other asset-backed	3,328	3,281

Total	$55,161	$58,197

As of December 31, 2015, $7,730 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of December 31, 2015, securities issued by finance and insurance, consumer—non-cyclical , utilities and energy industry groups represented approximately 22%, 13%, 12% and 11%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of December 31, 2015, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

As of December 31, 2015 and 2014, $44 million and $49 million, respectively, of securities were on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of principal payments, amortization and allowance for loan losses.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of December 31:

	2015		2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,355	38%	$2,150	35%
Industrial	1,562	25	1,597	26
Office	1,516	24	1,643	27
Apartments	465	8	494	8
Mixed use/other	289	5	239	4

Subtotal	6,187	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(2)		(1)
Allowance for losses	(15)		(22)

Total	$6,170		$6,100

	2015		2014
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,581	26%	$1,636	27%
South Atlantic	1,574	25	1,673	27
Middle Atlantic	890	14	826	14
Mountain	585	10	536	9
West North Central	416	7	382	6
East North Central	386	6	397	7
West South Central	294	5	268	4
New England	268	4	264	4
East South Central	193	3	141	2

Subtotal	6,187	100%	6,123	100%

Unamortized balance of loan origination fees and costs	(2)		(1)
Allowance for losses	(15)		(22)

Total	$6,170		$6,100

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following tables set forth the aging of past due commercial mortgage loans by property type as of December 31:

	2015
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,355	$2,355
Industrial	—	—	—	—	1,562	1,562
Office	6	—	5	11	1,505	1,516
Apartments	—	—	—	—	465	465
Mixed use/other	—	—	—	—	289	289

Total recorded investment	$6	$—	$5	$11	$6,176	$6,187

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	2014
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,150	$2,150
Industrial	—	—	2	2	1,595	1,597
Office	—	—	6	6	1,637	1,643
Apartments	—	—	—	—	494	494
Mixed use/other	—	—	—	—	239	239

Total recorded investment	$—	$—	$8	$8	$6,115	$6,123

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of December 31, 2015 and 2014, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of December 31, 2015 and 2014.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of December 31, 2015 and 2014, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the years ended December 31, 2015 and 2014, we modified or extended 21 and 28 commercial mortgage loans, respectively, with a total carrying value of $110 million and $254 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Allowance for credit losses:
Beginning balance	$22	$33	$42
Charge-offs	(4)	(1)	(2)
Recoveries	—	—	—
Provision	(3)	(10)	(7)

Ending balance	$15	$22	$33

Ending allowance for individually impaired loans	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$15	$22	$33

Recorded investment:
Ending balance	$6,187	$6,123	$5,932

Ending balance of individually impaired loans	$19	$15	$2

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,168	$6,108	$5,930

As of December 31, 2015, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million. As of December 31, 2014, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $15 million, an unpaid principal balance of $16 million and charge-offs of $1 million. As of December 31, 2015, this loan had a recorded investment of $14 million, an unpaid principal balance of $15 million and interest income of $1 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of December 31:

	2015
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100% (1)	Total
Property type:
Retail	$846	$465	$924	$106	$14	$2,355
Industrial	515	478	499	65	5	1,562
Office	493	341	580	83	19	1,516
Apartments	196	66	182	21	—	465
Mixed use/other	49	55	185	—	—	289

Total recorded investment	$2,099	$1,405	$2,370	$275	$38	$6,187

% of total	34%	23%	38%	4%	1%	100%

Weighted-average debt service coverage ratio	2.13	1.82	1.57	1.12	0.55	1.79

(1)	Included $38 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 123%.

	2014
(Amounts in millions)	0%-50%	51%-60%	61%-75%	76%-100%	Greater than 100% (1)	Total
Property type:
Retail	$671	$419	$967	$75	$18	$2,150
Industrial	451	285	778	60	23	1,597
Office	383	278	782	164	36	1,643
Apartments	211	76	199	8	—	494
Mixed use/other	45	43	145	6	—	239

Total recorded investment	$1,761	$1,101	$2,871	$313	$77	$6,123

% of total	29%	18%	47%	5%	1%	100%

Weighted-average debt service coverage ratio	2.27	1.75	1.61	1.02	0.72	1.78

(1)	Included $15 million of impaired loans, $6 million of loans past due and not individually impaired and $56 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 120%.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of December 31:

	2015
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$70	$232	$466	$1,017	$570	$2,355
Industrial	94	181	208	672	407	1,562
Office	85	114	265	699	346	1,509
Apartments	6	41	74	199	145	465
Mixed use/other	—	58	141	60	30	289

Total recorded investment	$255	$626	$1,154	$2,647	$1,498	$6,180

% of total	4%	10%	19%	43%	24%	100%

Weighted-average loan-to-value	74%	64%	58%	58%	43%	56%

	2014
(Amounts in millions)	Less than 1.00	1.00-1.25	1.26-1.50	1.51-2.00	Greater than 2.00	Total
Property type:
Retail	$80	$253	$524	$870	$423	$2,150
Industrial	158	142	246	706	343	1,595
Office	119	101	247	780	389	1,636
Apartments	1	48	88	186	171	494
Mixed use/other	6	1	61	135	36	239

Total recorded investment	$364	$545	$1,166	$2,677	$1,362	$6,114

% of total	6%	9%	19%	44%	22%	100%

Weighted-average loan-to-value	77%	64%	64%	59%	45%	59%

As of December 31, 2015 and 2014, we had floating rate commercial mortgage loans of $7 million and $9 million, respectively.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities. See note 17 for additional information related to consolidated securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities whereby the changes in fair value are recorded in current period income (loss). The trading securities comprise asset-backed securities, including residual interest in certain policy loan securitization entities and highly rated bonds that are primarily backed by credit card receivables. See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

The following table sets forth our positions in derivative instruments as of December 31:

	Derivative assets			Derivative liabilities
	Balance sheet classification	Fair value		Balance sheet classification	Fair value
(Amounts in millions)		2015	2014		2015	2014
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$629	$639	Other liabilities	$37	$27
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	33	42
Foreign currency swaps	Other invested assets	8	6	Other liabilities	—	—

Total cash flow hedges		637	645		70	69

Total derivatives designated as hedges		637	645		70	69

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	425	452	Other liabilities	183	177
Interest rate swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	30	26
Credit default swaps	Other invested assets	1	4	Other liabilities	—	—
Credit default swaps related to securitization entities (1)	Restricted other invested assets	—	—	Other liabilities	14	17
Foreign currency swaps	Other invested assets	—	—	Other liabilities	27	7
Equity index options	Other invested assets	30	17	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	2	—	Other liabilities	1	1
Other foreign currency contracts	Other invested assets	17	14	Other liabilities	34	13
GMWB embedded derivatives	Reinsurance recoverable (2)	17	13	Policyholder account balances (3)	352	291
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (4)	342	276
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (5)	10	7

Total derivatives not designated as hedges		492	500		993	815

Total derivatives		$1,129	$1,145		$1,063	$884

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.
(3)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(4)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(5)	Represents the embedded derivatives associated with our indexed universal life liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

(Notional in millions)	Measurement	December 31, 2014	Additions	Maturities/ terminations	December 31, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,961	$—	$(747)	$11,214
Inflation indexed swaps	Notional	571	13	(13)	571
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		12,567	13	(760)	11,820

Total derivatives designated as hedges		12,567	13	(760)	11,820

Derivatives not designated as hedges
Interest rate swaps	Notional	5,074	2,100	(2,242)	4,932
Interest rate swaps related to securitization entities (1)	Notional	77	—	(10)	67
Credit default swaps	Notional	394	—	(250)	144
Credit default swaps related to securitization entities (1)	Notional	312	—	—	312
Equity index options	Notional	994	1,455	(1,369)	1,080
Financial futures	Notional	1,331	5,700	(5,700)	1,331
Equity return swaps	Notional	108	386	(360)	134
Foreign currency swaps	Notional	104	58	—	162
Forward bond purchase commitments	Notional	—	1,140	(1,140)	—
Other foreign currency contracts	Notional	425	2,516	(1,285)	1,656

Total derivatives not designated as hedges		8,819	13,355	(12,356)	9,818

Total derivatives		$21,386	$13,368	$(13,116)	$21,638

(1)	See note 17 for additional information related to consolidated securitization entities.

(Number of policies)	Measurement	December 31, 2014	Additions	Maturities/ terminations	December 31, 2015
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	39,015	—	(2,869)	36,146
Fixed index annuity embedded derivatives	Policies	13,901	3,939	(358)	17,482
Indexed universal life embedded derivatives	Policies	421	595	(34)	982

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the year ended December 31, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$78	$85	Net investment income	$—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(10)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	9	—	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	—	1	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	—	32	Net investment gains (losses)	—	Net investment gains (losses)

Total	$79	$118		$—

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

Years Ended December 31, 2015, 2014 and 2013

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Derivatives qualifying as effective accounting hedges as of January 1	$2,070	$1,319	$1,909
Current period increases (decreases) in fair value, net of deferred taxes of $(29), $(427) and $305	50	788	(561)
Reclassification to net (income) loss, net of deferred taxes of $43, $20 and $16	(75)	(37)	(29)

Derivatives qualifying as effective accounting hedges as of December 31	$2,045	$2,070	$1,319

The total of derivatives designated as cash flow hedges of $2,045 million, net of taxes, recorded in stockholders’ equity as of December 31, 2015 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $70 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. There were immaterial amounts reclassified to net income (loss) during the years ended December 31, 2015, 2014 and 2013 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the years ended December 31, 2015 and 2014.

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

Years Ended December 31, 2015, 2014 and 2013

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

The following table provides the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the years ended December 31:

(Amounts in millions)	2015	2014	2013	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps	$(11)	$1	$(7)	Net investment gains (losses)
Interest rate swaps related to securitization entities (1)	(4)	(9)	9	Net investment gains (losses)
Credit default swaps	1	1	14	Net investment gains (losses)
Credit default swaps related to securitization entities (1)	7	19	77	Net investment gains (losses)
Equity index options	(25)	(31)	(43)	Net investment gains (losses)
Financial futures	(34)	90	(232)	Net investment gains (losses)
Equity return swaps	(3)	5	(33)	Net investment gains (losses)
Other foreign currency contracts	10	(4)	6	Net investment gains (losses)
Foreign currency swaps	(22)	(7)	—	Net investment gains (losses)
Forward bond purchase commitments	2	—	—	Net investment gains (losses)
GMWB embedded derivatives	(25)	(147)	277	Net investment gains (losses)
Fixed index annuity embedded derivatives	(7)	(27)	(18)	Net investment gains (losses)
Indexed universal life embedded derivatives	6	(1)	—	Net investment gains (losses)

Total derivatives not designated as hedges	$(105)	$(110)	$50

(1)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31:

	2015			2014
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,135	$320	$815	$1,157	$273	$884
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,135	320	815	1,157	273	884
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(231)	(231)	—	(227)	(227)	—
Collateral received	(642)	—	(642)	(884)	—	(884)
Collateral pledged	—	(263)	263	—	(49)	49
Over collateralization	3	174	(171)	1	5	(4)

Net amount	$265	$—	$265	$47	$2	$45

(1)	Included $24 million and $25 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of December 31, 2015 and 2014, respectively.
(2)	Included $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of December 31, 2015 and 2014.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2015 and 2014, we could have been allowed to claim $265 million and $47 million, respectively, or required to disburse up to $2 million as of December 31, 2014. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of December 31:

	2015			2014
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	—	—	39	1	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$1	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of December 31:

	2015			2014
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures in less than one year (1)	$100	$1	$—	$—	$—	$—
7% - 15% matures after one year through five years (1)	—	—	—	100	1	—
9% - 12% matures in less than one year (2)	—	—	—	250	2	—

Total credit default swap index tranches	100	1	—	350	3	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (3)	12	—	2	12	—	—
Portion backing our interest maturing 2017 (4)	300	—	12	300	—	17

Total customized credit default swap index tranches related to securitization entities	312	—	14	312	—	17

Total credit default swaps on index tranches	$412	$1	$14	$662	$3	$17

(1)	The current attachment/detachment as of December 31, 2015 and 2014 was 7% – 15%.
(2)	The current attachment/detachment as of December 31, 2015 and 2014 was 9% – 12%.
(3)	Original notional value was $39 million.
(4)	Original notional value was $300 million.

(6) Deferred Acquisition Costs

The following table presents the activity impacting DAC as of and for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Unamortized balance as of January 1	$5,200	$5,214	$5,220
Impact of foreign currency translation	(23)	(15)	(16)
Costs deferred	295	385	365
Amortization, net of interest accretion	(448)	(384)	(355)
Impairment	(455)	—	—

Unamortized balance as of December 31	4,569	5,200	5,214
Accumulated effect of net unrealized investment (gains) losses	(171)	(348)	(176)

Balance as of December 31	$4,398	$4,852	$5,038

We regularly review DAC to determine if it is recoverable from future income. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased DAC amortization by $109 million in our universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements as well as corrections related to reinsurance inputs.

On September 30, 2015, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, entered into a Master Agreement (the “Master Agreement”) for a life block transaction with Protective Life Insurance Company (“Protective Life”). Pursuant to the Master Agreement, GLAIC and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Protective Life agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”), under the terms of which Protective Life would coinsure certain term life insurance business of GLAIC, net of third-party reinsurance. The Reinsurance Agreement was entered into in January 2016. In connection with entering into the Master Agreement, we recorded a DAC impairment of $455 million as a result of loss recognition testing of certain term life insurance policies as part of this life block transaction.

As of December 31, 2015, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable. As of December 31, 2014, all of our businesses had sufficient future income and therefore the related DAC was recoverable.

(7) Intangible Assets and Goodwill

The following table presents our intangible assets as of December 31:

	2015		2014
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
PVFP	$2,084	$(1,941)	$1,995	$(1,917)
Capitalized software	665	(571)	641	(532)
Deferred sales inducements to contractholders	268	(178)	209	(153)
Other	66	(50)	55	(49)

Total	$3,083	$(2,740)	$2,900	$(2,651)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2015, 2014 and 2013 was $64 million, $70 million and $109 million, respectively. Amortization expense related to deferred sales inducements of $25 million, $30 million and $24 million, respectively, for the years ended December 31, 2015, 2014 and 2013 was included in benefits and other changes in policy reserves.

Present Value of Future Profits

The following table presents the activity in PVFP as of and for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Unamortized balance as of January 1	$229	$246	$297
Interest accreted at 6.45%, 5.89% and 5.52%	14	14	15
Amortization	(38)	(31)	(66)

Unamortized balance as of December 31	205	229	246
Accumulated effect of net unrealized investment (gains) losses	(62)	(151)	(85)

Balance as of December 31	$143	$78	$161

We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC. In the fourth quarter of 2015, as part of our annual review of assumptions, we increased PVFP amortization for our universal life insurance products by $14 million. The updated assumptions largely reflected changes to persistency, long-term interest rates, mortality and other refinements. As of December 31, 2015, we believe all of our other businesses have sufficient future income and therefore the related PVFP is recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

For the years ended December 31, 2015 and 2013, there were no charges to income as a result of our PVFP recoverability testing. During the fourth quarter of 2014, the loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency. As a result, we wrote off the entire PVFP balance for our long-term care insurance business of $6 million through amortization with a corresponding change to net unrealized investment gains (losses). The results of the test were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates.

The percentage of the December 31, 2015 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2016	15.1%
2017	13.7%
2018	11.7%
2019	10.0%
2020	8.7%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

Goodwill

As of December 31, 2015 and 2014, our goodwill balance was $14 million and $16 million, respectively, which changed due to foreign currency translation. Of those amounts as of December 31, 2015 and 2014, our Canada Mortgage Insurance segment has goodwill of $8 million and $10 million, respectively, and our Australia Mortgage Insurance segment has goodwill of $6 million.

No goodwill impairment charges were recorded in 2015 or 2013. During 2014, we wrote off the entire goodwill balance of our U.S. Life Insurance segment and recorded goodwill impairments of $849 million, including $354 million for our long-term care insurance reporting unit and $495 million for our life insurance reporting unit.

Based on the fair value of projected new business for our long-term care insurance and life insurance reporting units, we recorded goodwill impairments of $200 million and $350 million, respectively, during the third quarter of 2014. The remaining goodwill balances for our long-term care insurance and life insurance reporting units of $154 million and $145 million, respectively, were deemed recoverable as of September 30, 2014 based on our determination of implied goodwill.

During the fourth quarter of 2014 and in connection with the preparation of the financial statements, due to negative actions taken by rating agencies and suspension of sales by certain distributors, we performed an interim goodwill impairment analysis for our long-term care and life insurance businesses. As a result of market conditions, decreases in sales projections from negative rating actions and overall uncertainty created as a result of the long-term care insurance reserve increases, we recorded a goodwill impairment of $154 million in our long-term care insurance business and $145 million in our life insurance business. The uncertainty associated with the level and value of new business that a market participant would place on our long-term care and life insurance businesses resulted in concluding the goodwill balances were no longer recoverable.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(8) Reinsurance

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

As of December 31, 2015, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5 million.

We have several significant reinsurance transactions (“Reinsurance Transactions”) with UFLIC. In these transactions, we ceded to UFLIC in-force blocks of structured settlements issued prior to 2004, substantially all of our in-force blocks of variable annuities issued prior to 2004 and a block of long-term care insurance policies that we reinsured in 2000 from MetLife Insurance Company USA. Although we remain directly liable under these contracts and policies as the ceding insurer, the Reinsurance Transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC. As of December 31, 2015 and 2014, we had a reinsurance recoverable of $14,363 million and $14,494 million, respectively, associated with those Reinsurance Transactions.

To secure the payment of its obligations to us under the reinsurance agreements governing the Reinsurance Transactions, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation, an indirect subsidiary of General Electric Company (“GE”), previously agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners (“NAIC”). In connection with its announced realignment and reorganization of the business of General Electric Capital Corporation in December 2015, General Electric Capital Corporation merged with and into GE. As a result, GE is the successor obligor under the Capital Maintenance Agreement.

Under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. We had pledged fixed maturity securities and commercial mortgage loans of $8,324 million and $347 million, respectively, as of December 31, 2015 and $8,737 million and $544 million, respectively, as of December 31, 2014 in connection with these reinsurance agreements. However, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

As of December 31, 2014, under the terms of certain reinsurance agreements that our international insurance subsidiaries had with external parties, we deposited $33 million of assets in an authorized account for the benefit of the external reinsurers. These pledged assets supported the reserves and certain expenses in accordance with the reinsurance agreement. In 2015, these reinsurance agreements were terminated and the related assets previously held on deposit were no longer pledged.

The following table sets forth net domestic life insurance in-force as of December 31:

(Amounts in millions)	2015	2014	2013
Direct life insurance in-force	$686,446	$701,797	$708,271
Amounts assumed from other companies	899	935	1,070
Amounts ceded to other companies (1)	(411,340)	(393,244)	(313,593)

Net life insurance in-force	$276,005	$309,488	$395,748

Percentage of amount assumed to net	—%	—%	—%

(1)	Includes amounts accounted for under the deposit method.

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2015	2014	2013	2015	2014	2013
Direct:
Life insurance	$1,030	$1,131	$1,088	$1,030	$1,131	$1,088
Accident and health insurance	2,764	2,706	2,584	2,778	2,697	2,565
Mortgage insurance	1,754	1,814	1,682	1,514	1,588	1,608

Total direct	5,548	5,651	5,354	5,322	5,416	5,261

Assumed:
Life insurance	34	34	3	34	34	3
Accident and health insurance	342	343	345	347	348	350
Mortgage insurance	10	20	19	22	31	33

Total assumed	386	397	367	403	413	386

Ceded:
Life insurance	(372)	(332)	(340)	(372)	(332)	(340)
Accident and health insurance	(682)	(708)	(709)	(688)	(706)	(700)
Mortgage insurance	(86)	(95)	(92)	(86)	(91)	(91)

Total ceded	(1,140)	(1,135)	(1,141)	(1,146)	(1,129)	(1,131)

Net premiums	$4,794	$4,913	$4,580	$4,579	$4,700	$4,516

Percentage of amount assumed to net				9%	9%	9%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $2,771 million, $2,846 million and $2,641 million during 2015, 2014 and 2013, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(9) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption		Interest rate assumption	2015	2014
Long-term care insurance contracts	(a	)	3.50% - 7.50%	$20,563	$19,310
Structured settlements with life contingencies	(b	)	1.50% - 8.00%	8,991	9,133
Annuity contracts with life contingencies	(b	)	1.50% - 8.00%	4,010	4,470
Traditional life insurance contracts	(c	)	3.00% - 7.50%	2,638	2,733
Supplementary contracts with life contingencies	(b	)	1.50% - 8.00%	269	265
Accident and health insurance contracts	(d	)	3.50% - 7.00%	4	4

Total future policy benefits				$36,475	$35,915

(a)	The 1983 Individual Annuitant Mortality Table or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality Table or 1994 Group Annuitant Mortality Table and company experience.
(b)	Assumptions for limited-payment contracts come from either the U.S. Population Table, 1983 Group Annuitant Mortality Table, 1983 Individual Annuitant Mortality Table, Annuity 2000 Mortality Table or 2012 Individual Annuity Reserving Table.
(c)	Principally modifications based on company experience of the Society of Actuaries 1965-70 or 1975-80 Select and Ultimate Tables, 1941, 1958, 1980 and 2001 Commissioner’s Standard Ordinary Tables, 1980 Commissioner’s Extended Term table and (IA) Standard Table 1996 (modified).
(d)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, or 2000 U.S. Annuity Table, or 1983 Group Annuitant Mortality.

We regularly review our assumptions and perform loss recognition testing at least annually. During the fourth quarter of 2014, loss recognition testing for our acquired block of long-term care insurance business resulted in a premium deficiency. As a result, we wrote off the PVFP balance of $6 million and increased reserves $710 million. The results of the test in 2014 were driven by changes to assumptions and methodologies primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates. The 2015 test did not result in a charge. The liability for future policy benefits for our acquired block of long-term care insurance business represents our current best estimate; however, there may be future adjustments to this estimate and related assumptions. Such adjustments, reflecting any variety of new and adverse trends, could possibly be significant and result in further increases in the related future policy benefit reserves for this block of business by an amount that could be material to our results of operations and financial condition and liquidity.

As of December 31, 2015, we recorded additional future policy benefit reserves of $13 million on our consolidated balance sheet to accrue for profits followed by losses in our long-term care insurance business and increased benefits and other changes in policy reserves in our consolidated income statement for the same amount for the year ended December 31, 2015. Given there were no profits in our long-term care insurance business in 2014, no accrual was recorded in that year. The current present value of expected losses was approximately $500 million as of December 31, 2015. However, there may be future adjustments to this estimate reflecting any variety of new and adverse trends that could result in increases to future policy benefit reserves for profits followed by losses accrual, and such future increases could possibly be material to our results of operations and financial condition and liquidity.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2015	2014
Annuity contracts	$14,376	$14,406
GICs, funding agreements and FABNs	410	493
Structured settlements without life contingencies	1,694	1,828
Supplementary contracts without life contingencies	762	742
Other	16	17

Total investment contracts	17,258	17,486
Universal life insurance contracts	8,951	8,546

Total policyholder account balances	$26,209	$26,032

In the fourth quarter of 2015, as part of our annual review of assumptions, we increased our liability for policyholder account balances by $175 million for our universal and term universal life insurance products, reflecting updated assumptions for persistency, long-term interest rates, mortality and other refinements.

Certain of our U.S. life insurance companies are members of the Federal Home Loan Bank (the “FHLB”) system in their respective regions. As of December 31, 2015 and 2014, we held $30 million and $33 million, respectively, of FHLB common stock related to those memberships which was included in equity securities. We have outstanding funding agreements with the FHLBs and also have letters of credit which have not been drawn upon. The FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations; however, we maintain the ability to substitute these pledged assets for other qualified collateral, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by us, the FHLB’s recovery on the collateral is limited to the amount of our funding agreement liabilities to the FHLB. The amount of funding agreements outstanding with the FHLB was $105 million and $199 million, respectively, as of December 31, 2015 and 2014 which was included in policyholder account balances. We had letters of credit related to the FHLB of $583 million as of December 31, 2015 and 2014. These funding agreements and letters of credit were collateralized by fixed maturity securities with a fair value of $742 million and $854 million, respectively, as of December 31, 2015 and 2014.

Certain Non-traditional Long-Duration Contracts

The following table sets forth information about our variable annuity products with death and living benefit guarantees as of December 31:

(Dollar amounts in millions)	2015	2014
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$2,512	$2,877
Net amount at risk	$5	$5
Average attained age of contractholders	73	72
Enhanced death benefits (ratchet, rollup) account value	$2,866	$3,443
Net amount at risk	$188	$119
Average attained age of contractholders	73	73
Account values with living benefit guarantees:
GMWBs	$3,111	$3,675
Guaranteed annuitization benefits	$1,181	$1,362

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Variable annuity contracts may contain more than one death or living benefit; therefore, the amounts listed above are not mutually exclusive. Substantially all of our variable annuity contracts have some form of GMDB.

As of December 31, 2015 and 2014, our total liability associated with variable annuity contracts with minimum guarantees was approximately $6,170 million and $7,108 million, respectively. The liability, net of reinsurance, for our variable annuity contracts with GMDB and guaranteed annuitization benefits was $72 million and $55 million as of December 31, 2015 and 2014, respectively.

The contracts underlying the lifetime benefits such as GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, or the protected value, is greater than the account value. As of December 31, 2015 and 2014, our exposure related to GMWB and guaranteed annuitization benefit contracts that were considered “in the money” was $745 million and $532 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is through lifetime withdrawals or lifetime income payments after annuitization.

Account balances of variable annuity contracts with death or living benefit guarantees were invested in separate account investment options as follows as of December 31:

(Amounts in millions)	2015	2014
Balanced funds	$3,304	$3,848
Equity funds	1,387	1,639
Bond funds	576	707
Money market funds	85	96

Total	$5,352	$6,290

(10) Liability for Policy and Contract Claims

The following table sets forth our recorded liability for policy and contract claims by business as of December 31:

(Amounts in millions)	2015	2014
Long-term care insurance	$6,749	$6,216
U.S. mortgage insurance	849	1,180
Life insurance	202	197
Australia mortgage insurance	165	152
Canada mortgage insurance	87	91
Fixed annuities	18	21
Runoff	18	15
Other mortgage insurance	7	9

Total liability for policy and contract claims	$8,095	$7,881

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

Years Ended December 31, 2015, 2014 and 2013

Long-term care insurance

The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

(Amounts in millions)	2015	2014	2013
Beginning balance as of January 1	$6,216	$4,999	$4,655
Less reinsurance recoverables	(1,926)	(1,707)	(1,574)

Net balance as of January 1	4,290	3,292	3,081

Incurred related to insured events of:
Current year	1,655	1,474	1,323
Prior years	39	726	3

Total incurred	1,694	2,200	1,326

Paid related to insured events of:
Current year	(151)	(134)	(131)
Prior years	(1,371)	(1,263)	(1,160)

Total paid	(1,522)	(1,397)	(1,291)

Interest on liability for policy and contract claims	232	195	176

Net balance as of December 31	4,694	4,290	3,292
Add reinsurance recoverables	2,055	1,926	1,707

Ending balance as of December 31	$6,749	$6,216	$4,999

In 2015, the incurred amount of $39 million related to insured events of prior years increased primarily from lower claim termination rates, partially offset by $25 million of net favorable corrections and adjustments in 2015.

In 2014, the incurred amount of $726 million related to insured events of prior years increased largely as a result of the completion of a comprehensive review of our long-term care insurance claim reserves conducted during the third quarter of 2014 which resulted in recording higher reserves of $604 million and an increase in reinsurance recoverables of $73 million. This review was commenced as a result of adverse claims experience during the second quarter of 2014 and in connection with our regular review of our claim reserves assumptions during the third quarter of each year. As a result of this review, we made changes to our assumptions and methodologies relating to our long-term care insurance claim reserves primarily impacting claim termination rates, most significantly in later-duration claims, and benefit utilization rates, reflecting that claims are not terminating as quickly and claimants are utilizing more of their available benefits in aggregate than had previously been assumed in our reserve calculations. In conducting the review, we increased the population of claims reviewed, utilizing more of our recent data. During the third quarter of 2014, we also recorded a $61 million unfavorable correction to claim reserves related to a calculation of benefit utilization for policies with a benefit inflation option. This error arose prior to 2011 and was not material to earnings in any interim or annual period. During the fourth quarter of 2014, we recorded an $81 million unfavorable correction to claim reserves primarily related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014 and a $21 million unfavorable adjustment related to a revised interest rate assumption, partially offset by a $49 million favorable refinement of assumptions for claim termination rates. As a result of these items, we also recorded an increase in reinsurance recoverables of $17 million in 2014. The remaining increase was attributable to aging and growth of the in-force block.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

In 2013, the incurred amount of $3 million related to insured events of prior years increased predominantly from growth and aging of the in-force block.

U.S. mortgage insurance

The following table sets forth changes in the liability for policy and contract claims for our U.S. mortgage insurance business for the dates indicated:

(Amounts in millions)	2015	2014	2013
Beginning balance as of January 1	$1,180	$1,482	$2,009
Less reinsurance recoverables	(24)	(44)	(80)

Net balance as of January 1	1,156	1,438	1,929

Incurred related to insured events of:
Current year	236	328	476
Prior years	(14)	29	(63)

Total incurred	222	357	413

Paid related to insured events of:
Current year	(13)	(21)	(45)
Prior years	(521)	(618)	(859)

Total paid	(534)	(639)	(904)

Net balance as of December 31	844	1,156	1,438
Add reinsurance recoverables	5	24	44

Ending balance as of December 31	$849	$1,180	$1,482

In 2015, the incurred amount of $14 million related to insured events of prior years decreased largely related to favorable aging of existing delinquencies.

In 2014, the incurred amount of $29 million related to insured events of prior years increased primarily related to an aggregate increase in our claim reserves of $53 million in connection with the settlement agreement with Bank of America, N.A. and discussions with another servicer in an effort to resolve pending disputes over loss mitigation activities. This increase was partially offset by favorable aging on existing delinquencies in 2014.

In 2013, the incurred amount of $63 million related to insured events of prior years decreased primarily from improvements in net cures.

(11) Employee Benefit Plans

(a) Pension and Retiree Health and Life Insurance Benefit Plans

Essentially all of our employees are enrolled in a qualified defined contribution pension plan. The plan is 100% funded by Genworth. We make annual contributions to each employee’s pension plan account based on the employee’s age, service and eligible pay. Employees are vested in the plan after three years of service. As of December 31, 2015 and 2014, we recorded a liability related to these benefits of $13 million.

In addition, certain employees also participate in non-qualified defined contribution plans and in qualified and non-qualified defined benefit pension plans. The plan assets, projected benefit obligation and accumulated

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

benefit obligation liabilities of these plans were not material to our consolidated financial statements individually or in the aggregate. As of December 31, 2015 and 2014, we recorded a liability related to these plans of $78 million and $71 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2015, we recognized an increase of $30 million in OCI. In 2014, we recognized a decrease of $34 million in OCI related to these plans.

In connection with the sale of our lifestyle protection insurance business in December 2015, we wrote off our pension benefit assets of $17 million and recognized all of the unrealized actuarial losses of $15 million related to the U.K. pension plan. In addition, related to the settlement of the U.K. pension plan, we agreed to purchase a group annuity contract. To fully fund this group annuity contract, we incurred $69 million of expense in 2015, of which $58 million was paid in 2015. These items resulted in $101 million of pension settlement costs related to the sale. The amounts associated with the group annuity contract are held in a third-party trust for the benefit of the participants. It is our intent to completely settle the U.K. pension plan in 2016. See note 24 for additional details related to the sale of our lifestyle protection insurance business.

We provide retiree health benefits to domestic employees hired prior to January 1, 2005 who meet certain service requirements. Under this plan, retirees over 65 years of age receive a subsidy towards the purchase of a Medigap policy, and retirees under 65 years of age receive medical benefits similar to our employees’ medical benefits. In December 2009, we announced that eligibility for retiree medical benefits will be limited to associates who are within 10 years of retirement eligibility as of January 1, 2010. This resulted in a negative plan amendment which will be amortized over the average future service of the participants. We also provide retiree life and long-term care insurance benefits. The plans are funded as claims are incurred. As of December 31, 2015 and 2014, the accumulated postretirement benefit obligation associated with these benefits was $78 million and $90 million, respectively, which we accrued in other liabilities in the consolidated balance sheets. In 2015, we recognized an increase of $13 million in OCI. In 2014, we recognized a decrease of $10 million in OCI.

Our cost associated with our pension, retiree health and life insurance benefit plans was $25 million, $21 million and $22 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b) Savings Plans

Our domestic employees participate in qualified and non-qualified defined contribution savings plans that allow employees to contribute a portion of their pay to the plan on a pre-tax basis. We match these contributions, which vest immediately, up to 6% of the employee’s pay. Employees hired on or after January 1, 2011 will not vest immediately in Genworth matching contributions but will fully vest in the matching contributions after two complete years of service. One option available to employees in the defined contribution savings plan is the ClearCourse® variable annuity option offered by certain of our life insurance subsidiaries. The amount of deposits recorded by our life insurance subsidiaries in 2015 and 2014 in relation to this plan option was $1 million for each year. Employees also have the option of purchasing a fund which invests primarily in Genworth stock as part of the defined contribution savings plan. Our cost associated with these plans was $17 million, $16 million and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(c) Health and Welfare Benefits for Active Employees

We provide health and welfare benefits to our employees, including health, life, disability, dental and long-term care insurance. Our long-term care insurance is provided through our group long-term care insurance products. The premiums recorded by this business related to these benefits were insignificant during 2015, 2014 and 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(12) Borrowings and Other Financings

(a) Short-Term Borrowings

Revolving Credit Facility

In September 2013, Genworth Financial and Genworth Holdings entered into a Credit Agreement (the “Credit Agreement”) which provides Genworth Holdings with a $300 million multi-currency revolving credit facility, with a $100 million sublimit for letters of credit. The credit facility is available on a revolving basis until September 26, 2016, unless the commitments are terminated earlier either at the request of Genworth Holdings or by the lenders as a result of any event of default. The proceeds of the loans may be used for working capital and general corporate purposes. As of December 31, 2015 and 2014, there was no amount outstanding under the credit facility. The obligations under the Credit Agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by Genworth Financial.

Any borrowings under the revolving credit facility will bear interest at a rate per annum equal to, at the option of Genworth Holdings, (i) a rate based on the greater of JPMorgan Chase Bank N.A.’s prime rate, the federal funds rate and the one-month adjusted London Interbank Offered Rate (“LIBOR”) from time to time, or (ii) with respect to euro currency borrowings, a rate based on the LIBOR from time to time, plus in each case a margin that fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Rating Group to Genworth Holdings’ senior unsecured long-term indebtedness for borrowed money that is not guaranteed by any other person other than Genworth Financial or subject to any other credit enhancement. Genworth Holdings will also pay a commitment fee at a rate that varies with Genworth Holdings’ senior unsecured long-term indebtedness ratings and that is calculated on the average daily unused amount of the commitments, payable quarterly in arrears.

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

Years Ended December 31, 2015, 2014 and 2013

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

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of December 31:

(Amounts in millions)	2015	2014
Genworth Holdings
8.625% Senior Notes, due 2016	$298	$300
6.52% Senior Notes, due 2018	598	600
7.70% Senior Notes, due 2020	397	400
7.20% Senior Notes, due 2021	389	399
7.625% Senior Notes, due 2021	724	758
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	4,100	4,151
Deferred borrowing charges	(21)	(24)

Total Genworth Holdings	4,079	4,127

Canada
5.68% Senior Notes, due 2020	199	236
4.24% Senior Notes, due 2024	116	138

Subtotal	315	374
Deferred borrowing charges	(2)	(2)

Total Canada	313	372

Australia
Floating Rate Junior Notes, due 2021	36	114
Floating Rate Junior Notes, due 2025	146	—

Subtotal	182	114
Deferred borrowing charges	(4)	(1)

Total Australia	178	113

Total	$4,570	$4,612

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Genworth Holdings

Long-Term Senior Notes

As of December 31, 2015, Genworth Holdings had outstanding eight series of fixed rate senior notes with varying interest rates between 4.80% and 8.625% and maturity dates between 2016 and 2034. The senior notes are Genworth Holdings’ direct, unsecured obligations and rank equally in right of payment with all of its existing and future unsecured and unsubordinated obligations. Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. We have the option to redeem all or a portion of each series of senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.

In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid accrued and unpaid interest and a make-whole premium of approximately $23 million pre-tax.

During the third quarter of 2015, Genworth Holdings repurchased $50 million aggregate principal amount of its senior notes for a pre-tax loss of $1 million and paid accrued and unpaid interest thereon.

Genworth Holdings repaid $485 million of its 5.75% senior notes due 2014 issued in June 2004 (the “2014 Notes”) in June 2014 from cash on hand.

In December 2013, Genworth Holdings issued $400 million aggregate principal amount of senior notes, with an interest rate of 4.80% per year payable semi-annually, and maturing in 2024 (“2024 Notes”). The net proceeds of $397 million from the issuance of the 2024 Notes, together with cash on hand at Genworth Financial, were used to contribute $100 million to GMICO, our primary U.S. mortgage insurance subsidiary, and an additional $300 million was contributed to a U.S. mortgage holding company to be used to satisfy all or part of the higher capital requirements expected to be imposed by the government-sponsored enterprises (“GSEs”) as part of the anticipated revisions to their asset-and capital-related requirements. In May 2014, our U.S. mortgage holding company contributed the additional $300 million to GMICO.

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

Long-Term Junior Subordinated Notes

As of December 31, 2015, Genworth Holdings had outstanding fixed-to-floating rate junior notes having an aggregate principal amount of $598 million, with an annual interest rate equal to 6.15% payable semi-annually,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

until November 15, 2016, at which point the annual interest rate will be equal to the three-month LIBOR plus 2.0025% payable quarterly, until the notes mature in November 2066 (“2066 Notes”). Subject to certain conditions, Genworth Holdings has the right, on one or more occasions, to defer the payment of interest on the 2066 Notes during any period of up to 10 years without giving rise to an event of default and without permitting acceleration under the terms of the 2066 Notes. Genworth Holdings will not be required to settle deferred interest payments until it has deferred interest for five years or made a payment of current interest. In the event of our bankruptcy, holders will have a limited claim for deferred interest.

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

Canada

As of December 31, 2015, Genworth MI Canada Inc. (“Genworth Canada”), our indirect majority-owned subsidiary, had outstanding two series of fixed rate senior notes with interest rates of 5.68% and 4.24% and maturity dates of 2020 and 2024, respectively. The senior notes are redeemable at the option of Genworth Canada, in whole or in part, at any time.

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

Australia

As of December 31, 2015, Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, had outstanding two series of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75% and 3.50% and maturity dates of 2021 and 2025, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

In July 2015, Genworth Financial Mortgage Insurance Pty Limited issued AUD$200 million of subordinated floating rate notes due 2025 (the “2025 Australia Notes”) with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 3.50%. Genworth Financial Mortgage Insurance Pty Limited used the proceeds it received from this transaction to redeem AUD$90 million of its outstanding debt and for general corporate purposes and incurred a $2 million pre-tax early redemption payment.

(c) Non-Recourse Funding Obligations

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2015	2014
River Lake Insurance Company (a), due 2033	$570	$570
River Lake Insurance Company (b), due 2033	405	435
River Lake Insurance Company II (a), due 2035	192	192
River Lake Insurance Company II (b), due 2035	453	484
Rivermont Life Insurance Company I (a), due 2050	315	315

Subtotal	1,935	1,996
Deferred borrowing charges	(15)	(15)

Total	$1,920	$1,981

(a)	Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

These surplus notes bear a floating rate of interest and have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third-party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than the River Lake and Rivermont Insurance Companies, as applicable, the direct issuers of the notes. We have provided a limited guarantee to Rivermont Life Insurance Company I (“Rivermont I”), where under adverse interest rate, mortality or lapse scenarios (or combination thereof), we may be required to provide additional funds to Rivermont I. GLAIC, our wholly-owned subsidiary, has agreed to indemnify the issuers and the third-party insurer for certain limited costs related to the issuance of these obligations.

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

During 2015, 2014 and 2013, River Lake Insurance Company, our indirect wholly-owned subsidiary, repaid $30 million, $26 million and $28 million, respectively, of its total outstanding floating rate subordinated notes due in 2033.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

During 2015 and 2014, River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, repaid $31 million and $16 million, respectively, of its total outstanding floating rate subordinated notes due in 2035.

The weighted-average interest rates on the non-recourse funding obligations as of December 31, 2015 and 2014 were 1.73% and 1.51%, respectively.

In connection with the life block transaction with Protective Life discussed in note 6, River Lake Insurance Company and River Lake II will redeem their outstanding floating rate subordinated notes in the first quarter of 2016.

(d) Liquidity

Principal amounts under our long-term borrowings (including senior notes) and non-recourse funding obligations by maturity were as follows as of December 31, 2015:

(Amounts in millions)	Amount
2016	$298
2017	—
2018	598
2019	—
2020 and thereafter (1)	5,636

Total	$6,532

(1)	Repayment of $1.9 billion of our non-recourse funding obligations requires regulatory approval.

Our liquidity requirements are principally met through cash flows from operations.

(e) Repurchase agreements and securities lending activity

Repurchase agreements

As of December 31, 2015 and 2014, the fair value of securities pledged under the repurchase program was $231 million and $592 million, respectively, and the repurchase obligation of $229 million and $553 million, respectively, was included in other liabilities in the consolidated balance sheets.

Securities lending activity

Under our securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the NAIC, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of December 31, 2015 and 2014, the fair value of securities loaned under our securities lending program in the United States was $334 million and $288 million, respectively. As of

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

December 31, 2015 and 2014, the fair value of collateral held under our securities lending program in the United States was $347 million and $289 million, respectively, and the offsetting obligation to return collateral of $347 million and $299 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of December 31, 2015 and 2014.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of December 31, 2015 and 2014, the fair value of securities loaned under our securities lending program in Canada was $340 million and $371 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of December 31:

	2015
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$58	$25	$146	$229
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	18	—	—	—	18
Non-U.S. government	39	—	—	—	39
U.S. corporate	95	—	—	—	95
Non-U.S. corporate	190	—	—	—	190

Subtotal, fixed maturity securities	342	—	—	—	342

Equity securities	5	—	—	—	5

Total securities lending	347	—	—	—	347

Total repurchase agreements and securities lending	$347	$58	$25	$146	$576

	2014
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$129	$123	$301	$553
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	36	—	—	—	36
Non-U.S. government	32	—	—	—	32
U.S. corporate	66	—	—	—	66
Non-U.S. corporate	163	—	—	—	163

Subtotal, fixed maturity securities	297	—	—	—	297

Equity securities	2	—	—	—	2

Total securities lending	299	—	—	—	299

Total repurchase agreements and securities lending	$299	$129	$123	$301	$852

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(13) Income Taxes

Income (loss) from continuing operations before income taxes included the following components for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Domestic	$(468)	$(2,022)	$283
Foreign	453	723	710

Income (loss) from continuing operations before income taxes	$(15)	$(1,299)	$993

The total provision (benefit) for income taxes was as follows for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Current federal income taxes	$1	$(3)	$(12)
Deferred federal income taxes	(199)	(305)	137

Total federal income taxes	(198)	(308)	125

Current state income taxes	—	4	(1)
Deferred state income taxes	4	(4)	(9)

Total state income taxes	4	—	(10)

Current foreign income taxes	186	246	426
Deferred foreign income taxes	(1)	(32)	(228)

Total foreign income taxes	185	214	198

Total provision (benefit) for income taxes	$(9)	$(94)	$313

Our current income tax payable was $10 million and $35 million as of December 31, 2015 and 2014, respectively.

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the years ended December 31:

(Amounts in millions)	2015		2014		2013
Pre-tax income (loss)	$(15)		$(1,299)		$993

Statutory U.S. federal income tax rate	$(5)	35.0%	$(455)	35.0%	$348	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	2	(18.0)	—	—	(2)	(0.2)
Benefit on tax favored investments	(14)	93.3	(19)	1.4	(18)	(1.8)
Effect of foreign operations	(20)	129.2	(66)	5.1	(66)	(6.6)
Net impact of repatriating foreign earnings	—	—	205	(15.8)	—	—
Interest on uncertain tax positions	—	—	(2)	0.1	(1)	(0.1)
Non-deductible expenses	(3)	22.0	4	(0.3)	2	0.2
Non-deductible goodwill	—	—	245	(18.8)	—	—
Valuation allowance	25	(165.0)	(6)	0.5	16	1.6
Stock-based compensation	5	(31.7)	4	(0.3)	25	2.5
Other, net	1	(6.8)	(4)	0.3	9	0.9

Effective rate	$(9)	58.0%	$(94)	7.2%	$313	31.5%

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

For the year ended December 31, 2015, the increase in the effective tax rate was primarily attributable to tax benefits on lower taxed foreign income, changes in uncertain tax positions and tax favored investments in relation to pre-tax results in 2015 as well as non-deductible goodwill impairments in 2014. These increases were partially offset by a valuation allowance established on a specific capital loss, tax expense related to our agreement to sell our European mortgage insurance business and stock-based compensation expense in 2015.

For the year ended December 31, 2014, the decrease in the effective tax rate was primarily attributable to non-deductible goodwill impairments in 2014 and a charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business and $31 million in connection with our plans to sell our lifestyle protection insurance business from a change to the permanent reinvestment assertion on one of its legal entities.

The components of the net deferred income tax liability were as follows as of December 31:

(Amounts in millions)	2015	2014
Assets:
Foreign tax credit carryforwards	$787	$666
Accrued commission and general expenses	199	203
State income taxes	302	275
Net operating loss carryforwards	1,727	1,797
Other	51	21

Gross deferred income tax assets	3,066	2,962
Valuation allowance	(353)	(296)

Total deferred income tax assets	2,713	2,666

Liabilities:
Investments	29	86
Net unrealized gains on investment securities	639	1,260
Net unrealized gains on derivatives	218	222
Insurance reserves	751	491
DAC	863	1,115
PVFP and other intangibles	20	3
Investment in foreign subsidiaries	10	310
Other	52	37

Total deferred income tax liabilities	2,582	3,524

Net deferred income tax asset (liability)	$131	$(858)

The above valuation allowances of $353 million and $296 million, respectively, related to state deferred tax assets, foreign net operating losses, capital losses, a specific federal separate tax return net operating loss deferred tax asset and foreign tax credits as of December 31, 2015 and 2014, respectively. The state deferred tax assets related primarily to the future deductions associated with the Section 338 elections and non-insurance net operating loss (“NOL”) carryforwards. The net increase in the valuation allowance during 2015 related to current year operations and changes in judgments regarding the future realization of deferred tax assets. Based on our analysis, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to enable us to realize the deferred tax assets for which we have not established valuation allowances.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

NOL carryforwards amounted to $4,972 million as of December 31, 2015, and, if unused, will expire beginning in 2021. Foreign tax credit carryforwards amounted to $787 million as of December 31, 2015, and, if unused will begin to expire in 2019.

As a result of the losses incurred in 2015, we are in a three-year cumulative pre-tax loss position in our U.S. jurisdiction as of December 31, 2015. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our net U.S. deferred tax asset of $137 million, which includes deferred tax assets of $2,514 million related to net operating loss and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to overcome this negative evidence. This positive evidence includes the fact that: (i) our three-year cumulative pre-tax loss position includes significant charges that are not expected to recur in the future, including goodwill impairments, long-term care acquired block loss recognition testing in our U.S. Life Insurance segment in 2014 that did not recur in 2015, a loss on the sale of our lifestyle protection insurance business in 2015 and an estimated loss recorded in 2015 related to the planned sale of our mortgage insurance business in Europe; (ii) our profitable U.S. operating forecasts, exclusive of tax planning strategies, result in full utilization of the net deferred tax assets within the U.S. federal carryforward periods based on our current projections, including already obtained and expected in-force premium rate actions in our long-term care insurance business and the lack of future sales for our traditional life insurance and fixed annuity products given our suspension of new sales included in these forecasts; and (iii) overall domestic losses that we have incurred are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years, and such resulting foreign source income is sufficient to cover the foreign tax credits being carried forward. If our actual results do not validate the current projections of pre-tax income, we may be required to record a valuation allowance that could have a material impact on our consolidated financial statements in future periods.

As a consequence of our separation from GE, and our joint election with GE to treat that separation as an asset sale under Section 338 of the Internal Revenue Code, we became entitled to additional tax deductions in post IPO periods. As of December 31, 2015 and 2014, we have recorded in our consolidated balance sheets our estimates of the remaining deferred tax benefits associated with these deductions of $599 million. We are obligated, pursuant to our Tax Matters Agreement with GE, to make fixed payments to GE, over the next eight years, on an after-tax basis and subject to a cumulative maximum of $640 million, which is 80% of the projected tax savings associated with the Section 338 deductions. We recorded net interest expense of $11 million, $13 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively, reflecting accretion of our liability at the Tax Matters Agreement rate of 5.72%. As of December 31, 2015 and 2014, we have recorded the estimated present value of our remaining obligation to GE of $188 million and $216 million, respectively, as a liability in our consolidated balance sheets. Both our IPO-related deferred tax assets and our obligation to GE are estimates that are subject to change.

In 2014 and 2013, we increased our deferred tax liability by $6 million and $17 million, respectively, with an offset to additional paid-in capital related to an unsupported tax balance that arose prior to our IPO.

U.S. deferred income taxes are not provided on unremitted foreign income that is considered permanently reinvested, which as of December 31, 2015, amounted to approximately $1,712 million related to our Canadian mortgage insurance business. It is not practicable to determine the income tax liability that might be incurred if all such income was remitted to the United States due to the inherent complexities associated with any hypothetical calculation. We will record deferred taxes in the period in which we are no longer able to assert unremitted earnings of foreign operations are permanently reinvested. Our Canadian mortgage insurance

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

business held cash and short-term investments of $178 million related to the unremitted earnings of foreign operations considered to be permanently reinvested as of December 31, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2015	2014	2013
Balance as of January 1	$49	$41	$55
Tax positions related to the current period:
Gross additions	5	7	3
Gross reductions	—	(3)	—
Tax positions related to the prior years:
Gross additions	—	17	4
Gross reductions	(26)	(13)	(21)

Balance as of December 31	$28	$49	$41

The total amount of unrecognized tax benefits was $28 million as of December 31, 2015, of which $21 million, if recognized, would affect the effective rate on continuing operations. These unrecognized tax benefits included the impact of foreign currency translation from our international operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. We recorded $1 million, $3 million and $1 million, respectively, of benefits related to interest and penalties during 2015, 2014 and 2013. We had no interest and penalties accrued as of December 31, 2015 and 2014.

Our companies have elected to file a single U.S. consolidated income tax return (the “life/non-life consolidated return”). All companies domesticated in the United States and our Bermuda and Guernsey subsidiaries, which have elected to be taxed as U.S. domestic companies, are included in the life/non-life consolidated return as allowed by the tax law and regulations. We have a tax sharing agreement in place and all intercompany balances related to this agreement are settled at least annually. With possible exceptions, we are no longer subject to U.S. Federal tax examinations for years through 2010. Any exposure with respect to these pre-2011 years has been sufficiently recorded in the financial statements. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. Federal examinations. For our life and non-life consolidated company federal income tax returns, all tax years prior to 2011 have been examined or reviewed. We are also responsible for any tax liability of any separate U.S. Federal and state pre-disposition period returns of former life insurance and non-insurance subsidiaries sold in the years 2011 to 2013. With respect to our foreign affiliates, there are various examinations ongoing by foreign jurisdictions with any material exposure liability related thereto being duly recorded in the financial statements.

We believe it is reasonably possible that in 2016 as a result of our open audits and appeals, up to approximately $11 million of unrecognized tax benefits will be recognized. These tax benefits are related to certain insurance tax attributes in the United States and in foreign jurisdictions.

(14) Supplemental Cash Flow Information

Net cash paid for taxes was $153 million, $645 million and $125 million and cash paid for interest was $424 million, $437 million and $453 million for the years ended December 31, 2015, 2014 and 2013, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(15) Stock-Based Compensation

Prior to May 2012, we granted share-based awards to employees and directors, including stock options, SARs, RSUs and deferred stock units (“DSUs”) under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (the “2004 Omnibus Incentive Plan”). In May 2012, the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (the “2012 Omnibus Incentive Plan,” together with the 2004 Omnibus Incentive Plan, the “Omnibus Incentive Plans”) was approved by stockholders. Under the 2012 Omnibus Incentive Plan, we are authorized to grant 16 million equity awards, plus a number of additional shares not to exceed 25 million underlying awards outstanding under the prior Plan. From and after May 2012, no further awards have been or will be granted under the 2004 Omnibus Incentive Plan and the 2004 Omnibus Incentive Plan will remain in effect only as long as awards granted thereunder remain outstanding.

We recorded stock-based compensation expense under the Omnibus Incentive Plans of $17 million, $20 million and $28 million, respectively, for the years ended December 31, 2015, 2014 and 2013. For awards issued prior to January 1, 2006, stock-based compensation expense was recognized on a graded vesting attribution method over the awards’ respective vesting schedule. For awards issued after January 1, 2006, stock-based compensation expense was recognized evenly on a straight-line attribution method over the awards’ respective vesting period.

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

The following table contains the stock option and SAR weighted-average grant-date fair value information and related valuation assumptions for the years ended December 31:

	Stock Options and SARs
	2015	2014	2013
	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model	Monte-Carlo Simulation (1)
Awards granted (in thousands)	1,378	2,960	3,404	1,200
Maximum share value at exercise of SARs	$75.00	$75.00	$75.00	$75.00
Fair value per options and SARs	$3.43	$3.05	$2.53	$5.88
Valuation assumptions:
Expected term (years)	6.0	6.0	5.9	NA
Expected volatility	66.0%	100.2%	100.7%	102.5%
Expected dividend yield	—%	0.5%	0.5%	0.5%
Risk-free interest rate	1.9%	1.9%	1.1%	1.1%

(1)	For purposes of determining the fair value of 1.2 million shares of performance-accelerated SARs that were issued in January 2013, we used a Monte-Carlo Simulation technique. Monte-Carlo Simulation is a method used to simulate future stock price movements in order to determine the fair value due to unique vesting and exercising provisions. The performance-accelerated SARs have a derived service period of one year on average and have a grant price of $7.90. The performance-accelerated SARs vest on the third anniversary of the grant date but are subject to earlier vesting on or after the one year anniversary of the grant date based on the closing price of our Class A Common Stock exceeding certain specified amounts ($12.00, $16.00 and $20.00, respectively) for 45 consecutive trading days. Based on the closing price of our Class A Common Stock, the first tranche at $12.00 vested in January 2014 and the second tranche at $16.00 vested in June 2014.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

During 2015 and 2014, we granted SARs with exercise prices ranging from $4.96 to $7.99 and $14.30 to $17.89, respectively. These SARs have a feature that places a cap on the amount of gain that can be recognized upon exercise of the SARs. Specifically, if the price of our Class A Common Stock reaches $75.00, any vested portion of the SAR will be automatically exercised. The SAR grant price equaled the closing market prices of our Class A Common Stock on the date of the grant and the awards have an exercise term of 10 years. The SARs granted in 2015 have an average vesting period of three years, while the SARs granted in 2014 and 2013 have average vesting periods of four years. Vesting occurs in annual increments commencing on the first anniversary of the grant date. Additionally, during 2015 and 2014, we issued RSUs with average restriction periods of four years and a fair value of $4.96 to $7.99 and $9.19 to $17.89, respectively, which were measured at the market price of a share of our Class A Common Stock on the grant date. In 2015 and 2014, we granted performance stock units (“PSUs”) with a fair value of $7.75 and fair value ranges of $15.23 to $17.89, respectively. The PSUs were granted at market price as of the grant date. PSUs may be earned over a three-year period based upon the achievement of certain performance goals. The performance goals for the PSUs granted in 2015 are based upon the average daily closing price of our Class A Common Stock during the fourth quarter of 2017 and the two point average of our book value per share, excluding accumulated other comprehensive income (loss), during the close of the third and fourth quarters of 2017. The PSUs will be payable in Genworth Class A Common Stock in March 2018 provided we have attained or exceeded threshold levels related to the performance goals. Our book value per share is divided into the average daily closing price of our Class A Common Stock to calculate the book value multiplier, which determines the potential number of shares to be paid out. If the respective levels have not been achieved by December 31, 2017, no payout will occur and all the related expenses recorded to date will be reversed. The performance goals for the PSUs granted in 2014 were based upon the achievement of goals related to our 2016 annual operating return on equity and book value per share, excluding accumulated other comprehensive income (loss). We do not expect to achieve the respective threshold levels for the PSUs granted in 2014 by the December 31, 2016 deadline; therefore, all the related expenses recorded to date were reversed in 2015.

In 2015, we granted $10 million in cash retention awards with a fair value of $1.00. During 2015, approximately $1 million awards were forfeited due to employees leaving Genworth prior to the vesting date. The remaining cash awards vest over two years, with half of the payout occurring per year, beginning on the first anniversary of the grant date.

No stock options were granted in 2015, 2014 or 2013.

The following table summarizes stock option activity as of December 31, 2015 and 2014:

(Shares in thousands)	Shares subject to option	Weighted-average exercise price
Balance as of January 1, 2014	4,310	$13.17
Granted	—	$—
Exercised	(921)	$8.10
Expired and forfeited	(885)	$19.32

Balance as of January 1, 2015	2,504	$12.86
Granted	—	$—
Exercised	(47)	$4.39
Expired and forfeited	(317)	$17.62

Balance as of December 31, 2015	2,140	$12.34

Exercisable as of December 31, 2015	2,140	$12.34

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Outstanding and Exercisable
Exercise price range	Shares in thousands	Average life (1)	Average exercise price
$2.00 - $2.46(2)	362	3.04	$2.43
$7.36 - $7.80	433	1.77	$7.79
$9.10 - $14.18	1,119	3.95	$14.14
$14.92 - $22.80	100	2.33	$21.80
$30.52 - $34.13	126	0.99	$32.86

	2,140		$12.34

(1)	Average contractual life remaining in years.
(2)	These shares have an aggregate intrinsic value of $1 million each for total options outstanding and exercisable.

The following tables summarize the status of our other equity-based awards as of December 31, 2015 and 2014:

	RSUs		PSUs		DSUs		SARs
(Awards in thousands)	Number of awards	Weighted- average grant date fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average fair value	Number of awards	Weighted- average grant date fair value
Balance as of January 1, 2014	2,887	$10.21	—	$—	579	$9.43	12,365	$4.00
Granted	1,226	$15.00	343	$15.31	113	$12.98	2,960	$3.05
Exercised	(938)	$10.06	—	$—	(58)	$6.65	(1,353)	$3.88
Terminated	(262)	$12.16	(39)	$15.23	—	$—	(1,905)	$5.23

Balance as of January 1, 2015	2,913	$12.09	304	$15.32	634	$9.96	12,067	$3.62
Granted	2,087	$7.50	535	$7.75	256	$3.90	1,378	$3.43
Exercised	(1,390)	$11.60	—	$—	(10)	$2.14	(59)	$1.28
Terminated	(355)	$10.10	(129)	$9.72	—	$—	(1,238)	$4.05

Balance as of December 31, 2015	3,255	$9.22	710	$10.63	880	$8.18	12,148	$3.56

As of December 31, 2015 and 2014, total unrecognized stock-based compensation expense related to non-vested awards not yet recognized was $29 million and $35 million, respectively. This expense is expected to be recognized over a weighted-average period of approximately two years.

In 2015, there was less than $1 million in cash received from stock options exercised. There was $20 million in cash received from stock options exercised 2014. New shares were issued to settle all exercised awards. The actual tax benefit realized for the tax deductions from the exercise of share-based awards was $4 million and $11 million as of December 31, 2015 and 2014, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Genworth Canada, our indirect subsidiary and a public company, grants stock options and other equity-based awards to its Canadian employees. The following table summarizes the status of Genworth Canada’s stock option activity and other equity-based awards as of December 31, 2015 and 2014:

	Stock options	RSUs and PSUs	DSUs	Executive deferred stock units (“EDSUs”)
(Shares and awards in thousands)	Shares subject to option	Number of awards	Number of awards	Number of awards
Balance as of January 1, 2014	987	177	45	20
Granted	114	93	9	1
Exercised	(93)	(67)	—	—
Terminated	(6)	—	—	—

Balance as of January 1, 2015	1,002	203	54	21
Granted	53	78	14	10
Exercised	(88)	(60)	(14)	—
Terminated	(12)	(27)	—	—

Balance as of December 31, 2015	955	194	54	31

As of December 31, 2015 and 2014, the DSUs were fully vested and the stock options, RSUs, PSUs and EDSUs were partially vested. The EDSUs were introduced in 2013 as part of a share-based compensation plan intended for executive level employees entitling them to receive an amount equal to the fair value of Genworth Canada stock. For the years ended December 31, 2015, 2014 and 2013, we recorded an increase (decrease) to stock-based compensation expense of $(3) million, $6 million and $11 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we estimated total unrecognized expense of $2 million, $3 million and $3 million, respectively, related to these awards.

In connection with the IPO of Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) in May 2014, our indirect subsidiary, Genworth Australia, granted stock options and other equity-based awards to its Australian employees. The following table summarizes the status of Genworth Australia’s restricted share rights as of December 31, 2015 and 2014:

Restricted share rights
(Shares in thousands)	Shares subject to option
Balance as of January 1, 2014	—
Granted	2,846
Exercised	(5)
Terminated	(38)

Balance as of January 1, 2015	2,803
Granted	147
Exercised	(40)
Terminated	(145)

Balance as of December 31, 2015	2,765

As of December 31, 2015 and 2014, none of the restricted share rights were vested. For the years ended December 31, 2015 and 2014, we recorded stock-based compensation expense of $2 million in each year and we estimated total unrecognized expense of $4 million and $5 million, respectively, related to these awards.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(16) Fair Value of Financial Instruments

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

Years Ended December 31, 2015, 2014 and 2013

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of December 31:

	2015
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,170	$6,476	$—	$—	$6,476
Restricted commercial mortgage loans (2)		(1)	161	179	—	—	179
Other invested assets		(1)	273	279	—	197	82
Liabilities:
Long-term borrowings (3)		(1)	4,570	3,518	—	3,343	175
Non-recourse funding obligations (3)		(1)	1,920	1,401	—	—	1,401
Borrowings related to securitization entities (2)		(1)	98	104	—	104	—
Investment contracts		(1)	17,258	17,910	—	5	17,905
Other firm commitments:
Commitments to fund limited partnerships	131		—	—	—	—	—
Ordinary course of business lending commitments	40		—	—	—	—	—

	2014
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,100	$6,573	$—	$—	$6,573
Restricted commercial mortgage loans (2)		(1)	201	228	—	—	228
Other invested assets		(1)	311	323	—	238	85
Liabilities:
Long-term borrowings (3)		(1)	4,612	4,273	—	4,155	118
Non-recourse funding obligations (3)		(1)	1,981	1,423	—	—	1,423
Borrowings related to securitization entities (2)		(1)	134	146	—	146	—
Investment contracts		(1)	17,486	18,012	—	7	18,005
Other firm commitments:
Commitments to fund limited partnerships	53		—	—	—	—	—
Ordinary course of business lending commitments	155		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	See note 12 for additional information related to borrowings.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

We utilize certain third-party data providers when determining fair value. We consider information obtained from pricing services as well as broker quotes in our determination of fair value. Additionally, we utilize internal models to determine the valuation of securities using an income approach where the inputs are based on third-party provided market inputs. While we consider the valuations provided by pricing services and broker quotes to be of high quality, management determines the fair value of our investment securities after considering all relevant and available information. We also use various methods to obtain an understanding of the valuation methodologies and procedures used by third-party data providers to ensure sufficient understanding to evaluate the valuation data received, including an understanding of the assumptions and inputs utilized to determine the appropriate fair value. For pricing services, we analyze the prices provided by our primary pricing services to other readily available pricing services and perform a detailed review of the assumptions and inputs from each pricing service to determine the appropriate fair value when pricing differences exceed certain thresholds. We evaluate changes in fair value that are greater than certain pre-defined thresholds each month to further aid in our review of the accuracy of fair value measurements and our understanding of changes in fair value, with more detailed reviews performed by the asset managers responsible for the related asset class associated with the security being reviewed. A pricing committee provides additional oversight and guidance in the evaluation and review of the pricing methodologies used to value our investment portfolio.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

For pricing services, we obtain an understanding of the pricing methodologies and procedures for each type of instrument. Additionally, on a monthly basis we review a sample of securities, examining the pricing service’s assumptions to determine if we agree with the service’s derived price. When available, we also evaluate the prices sampled as compared to other public prices. If a variance greater than a pre-defined threshold is noted, additional review of the price is executed to ensure accuracy. In general, a pricing service does not provide a price for a security if sufficient information is not readily available to determine fair value or if such security is not in the specific sector or class covered by a particular pricing service. Given our understanding of the pricing methodologies and procedures of pricing services, the securities valued by pricing services are typically classified as Level 2 unless we determine the valuation process for a security or group of securities utilizes significant unobservable inputs, which would result in the valuation being classified as Level 3.

For private fixed maturity securities, we utilize an income approach where we obtain public bond spreads and utilize those in an internal model to determine fair value. Other inputs to the model include rating and weighted-average life, as well as sector which is used to assign the spread. We then add an additional premium, which represents an unobservable input, to the public bond spread to adjust for the liquidity and other features of our private placements. We utilize the estimated market yield to discount the expected cash flows of the security to determine fair value. We utilize price caps for securities where the estimated market yield results in a valuation that may exceed the amount that would be received in a market transaction and value all private fixed maturity securities at par that have less than 12 months to maturity. When a security does not have an external rating, we assign the security an internal rating to determine the appropriate public bond spread that should be utilized in the valuation. To evaluate the reasonableness of the internal model, we review a sample of private fixed maturity securities each month. In that review we compare the modeled prices to the prices of similar public securities in conjunction with analysis on current market indicators. If a pricing variance greater than a pre-defined threshold is noted, additional review of the price is executed to ensure accuracy. At the end of each month, all internally modeled prices are compared to the prior month prices with an evaluation of all securities with a month-over-month change greater than a pre-defined threshold. While we generally consider the public bond spreads by sector and maturity to be observable inputs, we evaluate the similarities of our private placement with the public bonds, any price caps utilized, liquidity premiums applied, and whether external ratings are available for our private placements to determine whether the spreads utilized would be considered observable inputs. We classify private securities without an external rating and public bond spread as Level 3. In general, increases (decreases) in credit spreads will decrease (increase) the fair value for our fixed maturity securities.

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

For remaining securities priced using internal models, we determine fair value using an income approach. We analyze a sample each month to assess reasonableness given then-current market conditions. We maximize the use of observable inputs but typically utilize significant unobservable inputs to determine fair value. Accordingly, the valuations are typically classified as Level 3.

A summary of the inputs used for our fixed maturity, equity and trading securities based on the level in which instruments are classified is included below. We have combined certain classes of instruments together as the nature of the inputs is similar.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Level 1 measurements

Equity securities. The primary inputs to the valuation of exchange-traded equity securities include quoted prices for the identical instrument.

Level 2 measurements

Fixed maturity securities

•	Third-party pricing services: In estimating the fair value of fixed maturity securities, approximately 90% of our portfolio is priced using third-party pricing sources. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of December 31, 2015:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$6,200	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association (“BMA”) OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,403	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$1,996	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$21,505	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,364	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$4,985	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,549	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves

Other asset-backed	$2,139	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

•	Internal models: A portion of our non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $19 million, $567 million and $290 million, respectively, as of December 31, 2015. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,534 million as of December 31, 2015.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $1,646 million as of December 31, 2015.

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

Years Ended December 31, 2015, 2014 and 2013

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

Derivatives

We consider counterparty collateral arrangements and rights of set-off when evaluating our net credit risk exposure to our derivative counterparties. Accordingly, we are permitted to include consideration of these arrangements when determining whether any incremental adjustment should be made for both the counterparty’s and our non-performance risk in measuring fair value for our derivative instruments. As a result of these counterparty arrangements, we determined that any adjustment for credit risk would not be material and we have not recorded any incremental adjustment for our non-performance risk or the non-performance risk of the derivative counterparty for our derivative assets or liabilities. We determine fair value for our derivatives using an income approach with internal models based on relevant market inputs for each derivative instrument. We also compare the fair value determined using our internal model to the valuations provided by our derivative counterparties with any significant differences or changes in valuation being evaluated further by our derivatives professionals that are familiar with the instrument and market inputs used in the valuation.

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

Years Ended December 31, 2015, 2014 and 2013

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of December 31, 2015 and 2014, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $79 million and $74 million, respectively.

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

Years Ended December 31, 2015, 2014 and 2013

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,203	$—	$6,200	$3
State and political subdivisions	2,438	—	2,403	35
Non-U.S. government	2,015	—	2,015	—
U.S. corporate:
Utilities	3,693	—	3,244	449
Energy	2,501	—	2,248	253
Finance and insurance	5,632	—	4,917	715
Consumer—non-cyclical	4,096	—	3,987	109
Technology and communications	2,193	—	2,158	35
Industrial	1,173	—	1,112	61
Capital goods	1,950	—	1,770	180
Consumer—cyclical	1,675	—	1,436	239
Transportation	1,086	—	980	106
Other	402	—	220	182

Total U.S. corporate	24,401	—	22,072	2,329

Non-U.S. corporate:
Utilities	843	—	556	287
Energy	1,686	—	1,434	252
Finance and insurance	2,473	—	2,282	191
Consumer—non-cyclical	752	—	583	169
Technology and communications	988	—	926	62
Industrial	986	—	902	84
Capital goods	604	—	391	213
Consumer—cyclical	526	—	455	71
Transportation	605	—	461	144
Other	2,736	—	2,664	72

Total non-U.S. corporate	12,199	—	10,654	1,545

Residential mortgage-backed	5,101	—	4,985	116
Commercial mortgage-backed	2,559	—	2,549	10
Other asset-backed	3,281	—	2,139	1,142

Total fixed maturity securities	58,197	—	53,017	5,180

Equity securities	310	270	2	38

Other invested assets:
Trading securities	447	—	447	—
Derivative assets:
Interest rate swaps	1,054	—	1,054	—
Foreign currency swaps	8	—	8	—
Credit default swaps	1	—	—	1
Equity index options	30	—	—	30
Equity return swaps	2	—	2	—
Other foreign currency contracts	17	—	14	3

Total derivative assets	1,112	—	1,078	34

Securities lending collateral	347	—	347	—

Total other invested assets	1,906	—	1,872	34

Restricted other invested assets related to securitization entities (1)	413	—	181	232
Reinsurance recoverable (2)	17	—	—	17
Separate account assets	7,883	7,883	—	—

Total assets	$68,726	$8,153	$55,072	$5,501

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

	2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,000	$—	$5,996	$4
State and political subdivisions	2,222	—	2,192	30
Non-U.S. government	1,902	—	1,895	7
U.S. corporate:
Utilities	3,864	—	3,420	444
Energy	2,742	—	2,457	285
Finance and insurance	5,646	—	5,030	616
Consumer—non-cyclical	4,013	—	3,873	140
Technology and communications	2,325	—	2,280	45
Industrial	1,287	—	1,251	36
Capital goods	2,006	—	1,840	166
Consumer—cyclical	1,900	—	1,537	363
Transportation	1,039	—	886	153
Other	401	—	230	171

Total U.S. corporate	25,223	—	22,804	2,419

Non-U.S. corporate:
Utilities	903	—	575	328
Energy	2,036	—	1,712	324
Finance and insurance	2,957	—	2,736	221
Consumer—non-cyclical	796	—	599	197
Technology and communications	1,053	—	1,011	42
Industrial	1,213	—	1,082	131
Capital goods	618	—	381	237
Consumer—cyclical	534	—	445	89
Transportation	590	—	436	154
Other	3,395	—	3,314	81

Total non-U.S. corporate	14,095	—	12,291	1,804

Residential mortgage-backed	5,228	—	5,163	65
Commercial mortgage-backed	2,702	—	2,697	5
Other asset-backed	3,705	—	2,285	1,420

Total fixed maturity securities	61,077	—	55,323	5,754

Equity securities	275	237	4	34

Other invested assets:
Trading securities	241	—	241	—
Derivative assets:
Interest rate swaps	1,091	—	1,091	—
Foreign currency swaps	6	—	6	—
Credit default swaps	4	—	1	3
Equity index options	17	—	—	17
Other foreign currency contracts	14	—	14	—

Total derivative assets	1,132	—	1,112	20

Securities lending collateral	289	—	289	—

Total other invested assets	1,662	—	1,642	20

Restricted other invested assets related to securitization entities (1)	411	—	181	230
Reinsurance recoverable (2)	13	—	—	13
Separate account assets	9,208	9,208	—	—

Total assets	$72,646	$9,445	$57,150	$6,051

(1)	See note 17 for additional information related to consolidated securitization entities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

Years Ended December 31, 2015, 2014 and 2013

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivisions	30	3	$7	$5	$—	$—	$—	$—	$(10)	$35	$3
Non-U.S. government	7	—	$(1)	$—	$—	$—	$(1)	$—	$(5)	$—	$—
U.S. corporate:
Utilities	444	—	(14)	67	—	—	(16)	10	(42)	449	—
Energy	285	—	(13)	4	(4)	—	(11)	—	(8)	253	—
Finance and insurance	616	16	(28)	90	—	—	(33)	97	(43)	715	14
Consumer—non-cyclical	140	2	(3)	29	(9)	—	(40)	—	(10)	109	—
Technology and communications	45	3	(2)	—	—	—	—	—	(11)	35	3
Industrial	36	—	(3)	28	—	—	—	—	—	61	—
Capital goods	166	—	(6)	30	(3)	—	(1)	—	(6)	180	—
Consumer—cyclical	363	1	(8)	39	—	—	(52)	11	(115)	239	—
Transportation	153	1	(5)	7	—	—	(31)	—	(19)	106	1
Other	171	1	(2)	—	—	—	(7)	19	—	182	1

Total U.S. corporate	2,419	24	(84)	294	(16)	—	(191)	137	(254)	2,329	19

Non-U.S. corporate:
Utilities	328	—	(4)	18	—	—	(46)	—	(9)	287	—
Energy	324	(1)	(21)	15	(24)	—	(41)	—	—	252	(1)
Finance and insurance	221	5	(6)	21	—	—	(26)	—	(24)	191	3
Consumer—non-cyclical	197	—	(1)	15	—	—	(41)	—	(1)	169	—
Technology and communications	42	—	(4)	24	—	—	—	—	—	62	—
Industrial	131	—	(4)	7	—	—	(18)	1	(33)	84	—
Capital goods	237	—	(7)	—	—	—	(17)	—	—	213	—
Consumer—cyclical	89	—	(2)	—	—	—	—	15	(31)	71	—
Transportation	154	—	(2)	—	—	—	(8)	—	—	144	—
Other	81	—	2	—	—	—	(11)	—	—	72	—

Total non-U.S. corporate	1,804	4	(49)	100	(24)	—	(208)	16	(98)	1,545	2

Residential mortgage-backed	65	—	(1)	58	—	—	(10)	76	(72)	116	—
Commercial mortgage-backed	5	—	(1)	9	—	—	(2)	13	(14)	10	—
Other asset-backed	1,420	2	2	152	(190)	—	(267)	164	(141)	1,142	—

Total fixed maturity securities	5,754	33	(127)	618	(230)	—	(680)	406	(594)	5,180	24

Equity securities	34	—	—	1	(6)	—	—	9	—	38	—

Other invested assets:
Derivative assets:
Credit default swaps	3	1	—	—	—	—	(3)	—	—	1	1
Equity index options	17	(25)	—	38	—	—	—	—	—	30	(3)
Other foreign currency contracts	—	(2)	—	5	—	—	—	—	—	3	(1)

Total derivative assets	20	(26)	—	43	—	—	(3)	—	—	34	(3)

Total other invested assets	20	(26)	—	43	—	—	(3)	—	—	34	(3)

Restricted other invested assets related to securitization entities (2)	230	2	—	—	—	—	—	—	—	232	2
Reinsurance recoverable (3)	13	1	—	—	—	3	—	—	—	17	1

Total Level 3 assets	$6,051	$10	$(127)	$662	$(236)	$3	$(683)	$415	$(594)	$5,501	$24

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(Amounts in millions)	Beginning balance as of January 1, 2014	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2014	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5	$—	$—	$—	$—	$—	$(1)	$—	$—	$4	$—
State and political subdivisions	27	2	(4)	5	—	—	—	—	—	30	2
Non-U.S. government	23	—	—	2	—	—	(2)	—	(16)	7	—
U.S. corporate:
Utilities	420	—	11	12	—	—	(5)	58	(52)	444	—
Energy	281	—	—	40	—	—	(4)	27	(59)	285	—
Finance and insurance	433	14	23	39	(1)	—	(10)	155	(37)	616	3
Consumer—non-cyclical	224	2	2	—	(38)	—	(60)	10	—	140	—
Technology and communications	60	3	5	—	(20)	—	(13)	10	—	45	3
Industrial	24	2	1	27	—	—	(15)	—	(3)	36	—
Capital goods	139	—	3	8	—	—	—	31	(15)	166	—
Consumer—cyclical	386	1	1	62	(1)	—	(86)	—	—	363	1
Transportation	196	2	4	10	—	—	(11)	—	(48)	153	2
Other	210	2	8	8	—	—	(47)	10	(20)	171	1

Total U.S. corporate	2,373	26	58	206	(60)	—	(251)	301	(234)	2,419	10

Non-U.S. corporate:
Utilities	260	—	6	54	—	—	(14)	22	—	328	—
Energy	320	—	(14)	55	—	—	(48)	20	(9)	324	—
Finance and insurance	181	3	32	71	(42)	—	(8)	21	(37)	221	2
Consumer—non-cyclical	212	—	(4)	35	—	—	(46)	—	—	197	—
Technology and communications	58	—	(1)	20	(35)	—	—	—	—	42	—
Industrial	151	—	2	—	(12)	—	—	—	(10)	131	—
Capital goods	299	1	(3)	30	(35)	—	(52)	10	(13)	237	—
Consumer—cyclical	96	—	—	6	—	—	(13)	—	—	89	—
Transportation	153	—	1	11	—	—	(25)	14	—	154	—
Other	89	—	(11)	—	—	—	(17)	20	—	81	—

Total non-U.S. corporate	1,819	4	8	282	(124)	—	(223)	107	(69)	1,804	2

Residential mortgage-backed	104	—	(3)	16	(23)	—	(9)	13	(33)	65	—
Commercial mortgage-backed	6	—	2	—	—	—	(2)	7	(8)	5	—
Other asset-backed	1,166	5	(3)	298	(15)	—	(181)	244	(94)	1,420	1

Total fixed maturity securities	5,523	37	58	809	(222)	—	(669)	672	(454)	5,754	15

Equity securities	78	—	—	1	(38)	—	—	—	(7)	34	—

Other invested assets:
Trading securities	34	—	—	—	—	—	(3)	—	(31)	—	—
Derivative assets:
Credit default swaps	10	—	—	—	—	—	(7)	—	—	3	—
Equity index options	12	(31)	—	36	—	—	—	—	—	17	(28)
Other foreign currency contracts	3	(2)	—	—	(1)	—	—	—	—	—	—

Total derivative assets	25	(33)	—	36	(1)	—	(7)	—	—	20	(28)

Total other invested assets	59	(33)	—	36	(1)	—	(10)	—	(31)	20	(28)

Restricted other invested assets related to securitization entities (2)	211	19	—	—	—	—	—	—	—	230	18
Reinsurance recoverable (3)	(1)	11	—	—	—	3	—	—	—	13	11

Total Level 3 assets	$5,870	$34	$58	$846	$(261)	$3	$(679)	$672	$(492)	$6,051	$16

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(Amounts in millions)	Beginning balance as of January 1, 2013	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of December 31, 2013	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$9	$—	$—	$—	$—	$—	$(4)	$—	$—	$5	$—
State and political subdivisions	25	2	—	—	—	—	—	—	—	27	2
Non-U.S. government	9	—	1	—	—	—	(2)	16	(1)	23	—
U.S. corporate:
Utilities	414	—	15	6	(15)	—	(20)	57	(37)	420	—
Energy	240	—	12	42	(10)	—	(25)	26	(4)	281	—
Finance and insurance	453	13	(3)	33	(11)	—	(9)	21	(64)	433	12
Consumer—non-cyclical	243	(4)	12	42	(13)	—	(64)	8	—	224	(6)
Technology and communications	73	2	(6)	6	(6)	—	(1)	3	(11)	60	2
Industrial	29	—	1	—	—	—	(6)	—	—	24	—
Capital goods	169	1	4	15	(35)	—	(14)	—	(1)	139	1
Consumer—cyclical	496	1	8	27	(46)	—	(107)	35	(28)	386	—
Transportation	205	1	—	9	—	—	(36)	18	(1)	196	1
Other	354	1	(58)	—	(14)	—	(66)	17	(24)	210	1

Total U.S. corporate	2,676	15	(15)	180	(150)	—	(348)	185	(170)	2,373	11

Non-U.S. corporate:
Utilities	242	—	8	10	—	—	—	—	—	260	—
Energy	286	1	7	7	(14)	—	(17)	50	—	320	—
Finance and insurance	245	2	(16)	21	(19)	—	(9)	18	(61)	181	2
Consumer—non-cyclical	194	—	(1)	42	—	—	(23)	—	—	212	—
Technology and communications	69	—	1	—	—	—	(12)	—	—	58	—
Industrial	207	—	1	21	—	—	(77)	—	(1)	151	—
Capital goods	329	—	11	4	—	—	(45)	—	—	299	—
Consumer—cyclical	106	—	4	15	—	—	(30)	1	—	96	—
Transportation	147	—	7	—	—	—	(1)	—	—	153	—
Other	135	—	(46)	—	—	—	—	—	—	89	—

Total non-U.S. corporate	1,960	3	(24)	120	(33)	—	(214)	69	(62)	1,819	2

Residential mortgage-backed	143	(9)	7	—	(8)	—	(27)	14	(16)	104	—
Commercial mortgage-backed	35	(5)	(1)	—	—	—	(32)	11	(2)	6	(4)
Other asset-backed	864	4	10	200	(49)	—	(89)	246	(20)	1,166	4

Total fixed maturity securities	5,721	10	(22)	500	(240)	—	(716)	541	(271)	5,523	15

Equity securities	99	2	—	1	(24)	—	—	—	—	78	—

Other invested assets:
Trading securities	76	7	—	—	(40)	—	(9)	—	—	34	2
Derivative assets:
Interest rate swaps	2	(1)	—	—	—	—	(1)	—	—	—	(1)
Credit default swaps	7	12	—	—	—	—	(9)	—	—	10	6
Equity index options	25	(43)	—	39	—	—	(9)	—	—	12	(40)
Other foreign currency contracts	—	(1)	—	4	—	—	—	—	—	3	(1)

Total derivative assets	34	(33)	—	43	—	—	(19)	—	—	25	(36)

Total other invested assets	110	(26)	—	43	(40)	—	(28)	—	—	59	(34)

Restricted other invested assets related to securitization entities (2)	194	(1)	—	19	—	—	(20)	19	—	211	(1)
Other assets (3)	9	—	—	—	—	—	(9)	—	—	—	—
Reinsurance recoverable (4)	10	(14)	—	—	—	3	—	—	—	(1)	(14)

Total Level 3 assets	$6,143	$(29)	$(22)	$563	$(304)	$3	$(773)	$560	$(271)	$5,870	$(34)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	See note 17 for additional information related to consolidated securitization entities.
(3)	Represents contingent receivables associated with recent business dispositions.
(4)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$42	$44	$36
Net investment gains (losses)	(32)	(10)	(65)

Total	$10	$34	$(29)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$33	$19	$35
Net investment gains (losses)	(9)	(3)	(69)

Total	$24	$16	$(34)

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of December 31:

	2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$—	$—	$352
Fixed index annuity embedded derivatives	342	—	—	342
Indexed universal life embedded derivatives	10	—	—	10

Total policyholder account balances	704	—	—	704

Derivative liabilities:
Interest rate swaps	220	—	220	—
Interest rate swaps related to securitization entities (2)	30	—	30	—
Inflation indexed swaps	33	—	33	—
Foreign currency swaps	27	—	27	—
Credit default swaps related to securitization entities (2)	14	—	—	14
Equity return swaps	1	—	1	—
Other foreign currency contracts	34	—	34	—

Total derivative liabilities	359	—	345	14

Borrowings related to securitization entities (2)	81	—	—	81

Total liabilities	$1,144	$—	$345	$799

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

	2014
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$—	$—	$291
Fixed index annuity embedded derivatives	276	—	—	276
Indexed universal life embedded derivatives	7	—	—	7

Total policyholder account balances	574	—	—	574

Derivative liabilities:
Interest rate swaps	204	—	204	—
Interest rate swaps related to securitization entities (2)	26	—	26	—
Inflation indexed swaps	42	—	42	—
Foreign currency swaps	7	—	7	—
Credit default swaps related to securitization entities (2)	17	—	—	17
Equity return swaps	1	—	1	—
Other foreign currency contracts	13	—	13	—

Total derivative liabilities	310	—	293	17

Borrowings related to securitization entities (2)	85	—	—	85

Total liabilities	$969	$—	$293	$676

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$26	$—	$—	$—	$35	$—	$—	$—	$352	$30
Fixed index annuity embedded derivatives	276	7	—	—	—	65	(6)	—	—	342	7
Indexed universal life embedded derivatives	7	(6)	—	—	—	9	—	—	—	10	(6)

Total policyholder account balances	574	27	—	—	—	109	(6)	—	—	704	31

Derivative liabilities:
Credit default swaps related to securitization entities (2)	17	(7)	—	4	—	—	—	—	—	14	21

Total derivative liabilities	17	(7)	—	4	—	—	—	—	—	14	21

Borrowings related to securitization entities (2)	85	(4)	—	—	—	—	—	—	—	81	(4)

Total Level 3 liabilities	$676	$16	$—	$4	$—	$109	$(6)	$—	$—	$799	$48

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

	Beginning balance as of January 1, 2014	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2014	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$96	$158	$—	$—	$—	$37	$—	$—	$—	$291	$160
Fixed index annuity embedded derivatives	143	27	—	—	—	108	(2)	—	—	276	27
Indexed universal life embedded derivatives	—	1	—	—	—	6	—	—	—	7	1

Total policyholder account balances	239	186	—	—	—	151	(2)	—	—	574	188

Derivative liabilities:
Credit default swaps related to securitization entities (2)	32	(19)	—	4	—	—	—	—	—	17	(19)
Other foreign currency contracts	1	1	—	—	(2)	—	—	—	—	—	—

Total derivative liabilities	33	(18)	—	4	(2)	—	—	—	—	17	(19)

Borrowings related to securitization entities (2)	75	9	—	—	—	1	—	—	—	85	9

Total Level 3 liabilities	$347	$177	$—	$4	$(2)	$152	$(2)	$—	$—	$676	$178

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

	Beginning balance as of January 1, 2013	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of December 31, 2013	Total (gains) losses included in net (income) loss attributable to liabilities still held
(Amounts in millions)		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$350	$(291)	$—	$—	$—	$37	$—	$—	$—	$96	$(289)
Fixed index annuity embedded derivatives	27	18	—	—	—	98	—	—	—	143	18

Total policyholder account balances	377	(273)	—	—	—	135	—	—	—	239	(271)

Derivative liabilities:
Credit default swaps	1	(1)	—	—	—	—	—	—	—	—	(1)
Credit default swaps related to securitization entities (2)	104	(77)	—	5	—	—	—	—	—	32	(77)
Equity index options	—	1	—	—	—	—	(1)	—	—	—	1
Other foreign current contracts	—	(2)	—	3	—	—	—	—	—	1	(2)

Total derivative liabilities	105	(79)	—	8	—	—	(1)	—	—	33	(79)

Borrowings related to securitization entities (2)	62	13	—	—	—	—	—	—	—	75	13

Total Level 3 liabilities	$544	$(339)	$—	$8	$—	$135	$(1)	$—	$—	$347	$(337)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(2)	See note 17 for additional information related to consolidated securitization entities.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—
Net investment (gains) losses	16	177	(339)

Total	$16	$177	$(339)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—
Net investment (gains) losses	48	178	(337)

Total	$48	$178	$(337)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of December 31, 2015:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$425	Credit spreads	100bps - 346bps	177bps
Energy	Internal models	141	Credit spreads	124bps - 365bps	208bps
Finance and insurance	Internal models	598	Credit spreads	96bps - 644bps	252bps
Consumer—non-cyclical	Internal models	109	Credit spreads	150bps - 495bps	280bps
Technology and communications	Internal models	35	Credit spreads	403bps	Not applicable
Industrial	Internal models	61	Credit spreads	252bps - 354bps	305bps
Capital goods	Internal models	180	Credit spreads	94bps - 516bps	226bps
Consumer—cyclical	Internal models	239	Credit spreads	94bps - 350bps	230bps
Transportation	Internal models	95	Credit spreads	66bps - 335bps	223bps
Other	Internal models	167	Credit spreads	82bps - 495bps	154bps

Total U.S. corporate	Internal models	$2,050	Credit spreads	66bps - 644bps	225bps

Non-U.S. corporate:
Utilities	Internal models	$287	Credit spreads	112bps - 212bps	157bps
Energy	Internal models	213	Credit spreads	146bps - 552bps	265bps
Finance and insurance	Internal models	181	Credit spreads	125bps - 230bps	147bps
Consumer—non-cyclical	Internal models	155	Credit spreads	94bps - 332bps	213bps
Technology and communications	Internal models	62	Credit spreads	179bps - 552bps	312bps
Industrial	Internal models	70	Credit spreads	150bps - 280bps	253bps
Capital goods	Internal models	180	Credit spreads	150bps - 440bps	259bps
Consumer—cyclical	Internal models	71	Credit spreads	109bps - 354bps	236bps
Transportation	Internal models	144	Credit spreads	120bps - 354bps	197bps
Other	Internal models	55	Credit spreads	354bps - 714bps	464bps

Total non-U.S. corporate	Internal models	$1,418	Credit spreads	94bps - 714bps	222bps

Derivative assets:
Credit default swaps (1)	Discounted cash flows	$1	Credit spreads	5bps	Not applicable
Equity index options	Discounted cash flows	$30	Equity index volatility	—% - 23%	17%
			Interest rate volatility	24% - 25%	25%
Other foreign currency contracts	Discounted cash flows	$3	Foreign exchange rate volatility	9% - 13%	12%

Policyholder account balances:
			Withdrawal
			utilization rate	—% - 98%	66%
			Lapse rate	—% - 15%	6%
			Non-performance risk (credit spreads)	40bps - 85bps	70bps
GMWB embedded derivatives (2)	Stochastic cash flow model	$352	Equity index volatility	17% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$342	Expected future interest credited	—% - 3%	2%
Indexed universal life embedded derivatives	Option budget method	$10	Expected future interest credited	3% - 10%	6%

(1)	Unobservable input valuation based on the current market credit default swap premium.
(2)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

(17) Variable Interest and Securitization Entities

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

The following table summarizes the total securitized assets as of December 31:

(Amounts in millions)	2015	2014
Receivables secured by:
Other assets	$136	$142

Total securitized assets not required to be consolidated	136	142

Total securitized assets required to be consolidated	267	300

Total securitized assets	$403	$442

We do not have any additional exposure or guarantees associated with these securitization entities.

There has been no new asset securitization activity in 2015 or 2014.

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

Years Ended December 31, 2015, 2014 and 2013

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

The following table shows the assets and liabilities that were recorded for the consolidated securitization entities as of December 31:

(Amounts in millions)	2015	2014
Assets
Investments:
Restricted commercial mortgage loans	$161	$201
Restricted other invested assets:
Trading securities	413	411

Total restricted other invested assets	413	411

Total investments	574	612
Cash and cash equivalents	1	1
Accrued investment income	1	1
Other assets	5	—

Total assets	$581	$614

Liabilities
Other liabilities:
Derivative liabilities	$44	$43
Other liabilities	2	2

Total other liabilities	46	45
Borrowings related to securitization entities	179	219

Total liabilities	$225	$264

The assets and other instruments held by the securitization entities are restricted and can only be used to fulfill the obligations of the securitization entity. Additionally, the obligations of the securitization entities do not have any recourse to the general credit of any other consolidated subsidiaries.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table shows the activity presented in our consolidated statement of income related to the consolidated securitization entities for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Revenues:
Net investment income:
Restricted commercial mortgage loans	$14	$14	$23
Restricted other invested assets	5	5	4

Total net investment income	19	19	27

Net investment gains (losses):
Trading securities	(2)	15	(4)
Derivatives	3	10	86
Borrowings related to securitization entities recorded at fair value	4	(9)	(13)

Total net investment gains (losses)	5	16	69

Total revenues	24	35	96

Expenses:
Interest expense	9	10	16

Total expenses	9	10	16

Income before income taxes	15	25	80
Provision for income taxes	5	9	27

Net income	$10	$16	$53

(c) Borrowings Related To Consolidated Securitization Entities

Borrowings related to securitization entities were as follows as of December 31:

	2015			2014
(Amounts in millions)	Principal amount		Carrying value	Principal amount		Carrying value
GFCM LLC, due 2035, 5.2541%	$—		$—	$21		$21
GFCM LLC, due 2035, 5.7426%	98		98	113		113
Marvel Finance 2007-4 LLC, due 2017 (1),(2)	12		10	12		12
Genworth Special Purpose Five, LLC, due 2040 (1),(2)	NA	(3)	71	NA	(3)	73

Total	$110		$179	$146		$219

(1)	Accrual of interest based on three-month LIBOR that resets every three months plus a fixed margin.
(2)	Carrying value represents fair value as a result of electing fair value option for these liabilities.
(3)	Principal amount not applicable. Notional balance was $118 million and $115 million as of December 31, 2015 and 2014, respectively.

These borrowings are required to be paid down as principal is collected on the restricted investments held by the securitization entities and accordingly the repayment of these borrowings follows the maturity or prepayment, as permitted, of the restricted investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(18) Insurance Subsidiary Financial Information and Regulatory Matters

Dividends

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders or contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $140 million to us in 2016 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $140 million is unrestricted, our insurance subsidiaries may not pay dividends to us in 2016 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of December 31, 2015, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $12.7 billion and $12.8 billion, respectively. There are no regulatory restrictions on the ability of Genworth Financial to pay dividends. Our Board of Directors has suspended the payment of dividends on our common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant.

Our domestic insurance subsidiaries paid dividends of $41 million (none of which were deemed “extraordinary”), $108 million (none of which were deemed “extraordinary”) and $418 million (none of which were deemed “extraordinary”) during 2015, 2014 and 2013, respectively. Our international insurance subsidiaries paid dividends of $640 million, $630 million and $317 million during 2015, 2014 and 2013, respectively.

U.S. domiciled insurance subsidiaries—statutory financial information

Our U.S. domiciled insurance subsidiaries file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis either prescribed or permitted by such authorities. Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income (loss) and stockholders’ equity.

Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by individual state insurance authorities. Our U.S. domiciled insurance subsidiaries have no material permitted accounting practices, except for River Lake Insurance Company VI (“River Lake VI”), River Lake Insurance Company VII (“River Lake VII”), River Lake Insurance Company VIII (“River Lake VIII”), River Lake Insurance Company IX (“River Lake IX”), River Lake Insurance Company X ((“River Lake X”), together with River Lake VI, River Lake VII, River Lake VIII and River Lake IX, the “SPFCs”) and Genworth Life Insurance Company of New York (“GLICNY”). The permitted practices of the SPFCs were an essential element of their design and were expressly included in their plans of operation and in the licensing orders issued by their domiciliary state regulators and without those permitted practices, these entities could be subject to regulatory action. Accordingly, we believe that the permitted practices will remain in effect for so long as we maintain the SPFCs. The permitted practices were as follows:

•	River Lake IX and River Lake X were granted a permitted accounting practice from the State of Vermont to carry its excess of loss reinsurance agreement with Brookfield Life and Annuity Insurance Company Limited (“BLAIC”) and Hannover Life Reassurance Company Of America, respectively, as an admitted asset.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

•	River Lake VII and River Lake VIII were granted a permitted accounting practice from the State of Vermont to carry their reserves on a basis similar to U.S. GAAP.

•	River Lake VI was granted a permitted accounting practice from the State of Delaware to carry its excess of loss reinsurance agreement with The Canada Life Assurance Company as an admitted asset.

•	GLICNY received a permitted practice from New York to exempt certain of its investments from a NAIC structured security valuation and ratings process.

The impact of these permitted practices on our combined U.S. domiciled life insurance subsidiaries’ statutory capital and surplus was $120 million and $365 million as of December 31, 2015 and 2014, respectively. If permitted practices had not been used, no regulatory event would have been triggered.

The tables below include the combined statutory net income (loss) and statutory capital and surplus for our U.S. domiciled insurance subsidiaries for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2015	2014	2013
Combined statutory net income (loss):
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$(330)	$(179)	$359
Mortgage insurance subsidiaries	287	198	85

Combined statutory net income (loss), excluding captive reinsurance subsidiaries	(43)	19	444
Captive life insurance subsidiaries	(276)	(281)	(102)

Combined statutory net income (loss)	$(319)	$(262)	$342

	As of December 31,
(Amounts in millions)	2015	2014
Combined statutory capital and surplus:
Life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$2,548	$2,560
Mortgage insurance subsidiaries	1,722	1,792

Combined statutory capital and surplus	$4,270	$4,352

The statutory net income (loss) from our captive life reinsurance subsidiaries relates to the reinsurance of term and universal life insurance statutory reserves assumed from our U.S. domiciled life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties or secured by a third-party letter of credit or excess of loss reinsurance treaties with third parties. Accordingly, the life insurance subsidiaries’ combined statutory net income (loss) and distributable income (loss) are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from the captives. The combined statutory capital and surplus of our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $671 million and $1,057 million as of December 31, 2015 and 2014, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake VI, River Lake VII, River Lake VIII, River Lake IX and River Lake X, include surplus notes (non-recourse funding obligations) as further described in note 12.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate and equity market risk; and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our life insurance subsidiaries. As of December 31, 2015 and 2014, each of our life insurance subsidiaries exceeded the minimum required RBC levels. The consolidated RBC ratio of our U.S. domiciled life insurance subsidiaries was approximately 393% and 435% of the company action level as of December 31, 2015 and 2014, respectively.

On September 11, 2013, the New York Department of Financial Services announced that it would require New York licensed companies to use an alternative interpretation of Actuarial Guideline 38 (more commonly known as “AG 38”) for universal life insurance products with secondary guarantees from the NAIC interpretation. We did not record any additional statutory reserves as of December 31, 2015 and we recorded $70 million of additional statutory reserves as of December 31, 2014 in our life insurance subsidiary domiciled in New York. As of December 31, 2015, this subsidiary had a total of $150 million of additional AG 38 reserves recorded.

As of December 31, 2015, we established $198 million of additional statutory reserves resulting from updates to our universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries.

In addition, as a result of our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million and $39 million of additional statutory reserves in the fourth quarters of 2015 and 2014, respectively, and expects to record an aggregate of $267 million of additional statutory reserves over the next three years.

For regulatory purposes, our U.S. mortgage insurance subsidiaries are required to maintain a statutory contingency reserve. Annual additions to the statutory contingency reserve must equal the greater of: (i) 50% of earned premiums or (ii) the required level of policyholders position, as defined by state insurance laws. These contingency reserves generally are held until the earlier of: (i) the time that loss ratios exceed 35% or (ii) 10 years. However, approval by the North Carolina Department of Insurance (“NCDOI”) is required for contingency reserve releases when loss ratios exceed 35%. The statutory contingency reserve for our U.S. mortgage insurance subsidiaries was approximately $500 million and $193 million, respectively, as of December 31, 2015 and 2014 and, was included in the table above containing combined statutory capital and surplus balances.

Mortgage insurers are not subject to the NAIC’s RBC requirements but certain states and other regulators impose another form of capital requirement on mortgage insurers requiring maintenance of a risk-to-capital ratio not to exceed 25:1. Fifteen other states maintain similar risk-to-capital requirements. As of December 31, 2015, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the NCDOI, GMICO’s domestic insurance regulator, was approximately 16.4:1, compared with a risk-to-capital ratio of approximately 14.3:1 as of December 31, 2014.

In May 2014, Genworth Mortgage Holdings, LLC, a U.S. mortgage insurance holding company contributed $300 million to GMICO, our primary U.S. mortgage insurance subsidiary.

Effective December 31, 2015, each GSE adopted revised private mortgage insurer eligibility requirements (“PMIERs”) which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. By March 1, 2016, an approved insurer must certify as to its compliance with PMIERs as of December 31, 2015. If an approved insurer meets all of PMIERs except the financial requirements that approved insurer may submit by March 31, 2016 a transition plan that each GSE in its sole and absolute discretion may approve or disapprove. If approved, the GSEs will permit a transition period deemed by the GSEs to be reasonably sufficient for the approved insurer to meet the financial requirements, which in any case may not extend beyond June 30, 2017. If an approved insurer is unable to certify as to its compliance with the non-

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

financial requirements of PMIERs, then by March 1, 2016, it may submit a corrective action plan detailing how it expects to achieve compliance. An approved insurer will retain its ability to write insurance on loans eligible for delivery to the GSEs from December 31, 2015 until a transition plan or corrective action plan, as the case may be, has been specifically approved or disapproved, subject to the approved insurer continuing to meet all other PMIERs requirements. As of the December 31, 2015 effective date of PMIERs, our U.S mortgage insurance business met the PMIERs operational and financial requirements, based in part on: (i) our entry during 2015 into three separate excess of loss reinsurance transactions with three panels of reinsurers covering our 2009 through 2015 book years that we believe, based on indications from the GSEs, provide up to approximately $535 million of PMIERs credit; (ii) the intercompany sale during 2015 by our U.S. mortgage insurance business of its ownership interest in affiliated preferred securities for approximately $200 million; and (iii) an internal restructuring of legal entities during 2015.

International insurance subsidiaries—statutory financial information

Our international insurance subsidiaries also prepare financial statements in accordance with local regulatory requirements. As of December 31, 2015 and 2014, combined local statutory capital and surplus included in continuing operations for our international insurance subsidiaries, excluding our lifestyle protection insurance and European mortgage insurance businesses, was $5,249 million and $5,773 million, respectively. Combined local statutory net income (loss) included in continuing operations for our international insurance subsidiaries, excluding our lifestyle protection insurance business, was $412 million, $(66) million and $573 million for the years ended December 31, 2015, 2014 and 2013, respectively. The regulatory authorities in these international jurisdictions generally establish supervisory solvency requirements. Our international insurance subsidiaries, excluding our lifestyle protection insurance and European mortgage insurance businesses, had combined surplus levels included in continuing operations that exceeded local solvency requirements by $1,673 million and $1,642 million as of December 31, 2015 and 2014, respectively.

Our international insurance subsidiaries do not have any material accounting practices that differ from local regulatory requirements other than one of our insurance subsidiaries domiciled in Bermuda, which was granted approval from the Bermuda Monetary Authority to record a parental guarantee as statutory capital related to an internal reinsurance agreement. The amount recorded as statutory capital is equal to the excess of NAIC statutory reserves less the economic reserves up to the amount of the guarantee resulting in an increase in statutory capital of $205 million as of December 31, 2015 and 2014.

Certain of our insurance subsidiaries have securities on deposit with various state or foreign government insurance departments in order to comply with relevant insurance regulations. See note 4(d) for additional information related to these deposits. Additionally, under the terms of certain reinsurance agreements that our life insurance subsidiaries have with external parties, we pledged assets in either separate portfolios or in trust for the benefit of external reinsurers. These assets support the reserves ceded to those external reinsurers. See note 8 for additional information related to these pledged assets under reinsurance agreements. Certain of our U.S. life insurance subsidiaries are also members of regional FHLBs and the FHLBs have been granted a lien on certain of our invested assets to collateralize our obligations. See note 9 for additional information related to these pledged assets with the FHLBs.

Guarantees of obligations

In addition to the guarantees discussed in notes 17 and 21, we have provided guarantees to third parties for the performance of certain obligations of our subsidiaries. We estimate that our potential obligations under such guarantees, other than the Rivermont I guarantee, were $25 million and $28 million as of December 31, 2015 and

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

2014, respectively. We provide a limited guarantee to Rivermont I, an indirect subsidiary, which is accounted for as a derivative carried at fair value and is eliminated in consolidation. As of December 31, 2015 and 2014, the fair value of this derivative was $4 million and $5 million, respectively.

Genworth Holdings provides a guarantee for the benefit of policyholders for the payment of valid claims by our mortgage insurance subsidiary located in the United Kingdom. This guarantee is unlimited while we own the business. As of December 31, 2015, the risk in-force of the business subject to the Genworth Holdings guarantee was approximately $2.0 billion. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee would be limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. The transaction is expected to close in the first quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals.

Fifty percent of our in-force long-term care insurance business (excluding policies assumed from a non-affiliate third-party reinsurer) of GLIC, a Delaware insurance company and our indirect wholly-owned subsidiary, is reinsured to BLAIC, a Bermuda insurance company and our indirect wholly-owned subsidiary. Genworth Financial International Holdings, LLC (“GFIH”), our indirect wholly-owned subsidiary, has entered into a capital maintenance agreement whereby GFIH has agreed to provide capital to BLAIC to fund payment obligations of BLAIC to GLIC or GLAIC, as applicable, under certain reinsurance agreements, including the one covering our long-term care insurance business. As of December 31, 2015, GFIH directly or indirectly owns 52.0% of our Australian mortgage insurance subsidiaries and 40.6% of our Canadian mortgage insurance subsidiary. As a result of GFIH’s capital maintenance agreement, adverse developments in our reinsured long-term care insurance business (including the recent increases in our reserves of that business) have adversely impacted BLAIC’s financial condition, which could, in turn, adversely impact GFIH’s willingness or ability to pay dividends to Genworth Holdings.

(19) Segment Information

(a) Operating Segment Information

Beginning in the fourth quarter of 2015, we changed how we review our operating businesses and no longer have separate reporting divisions. Under our new structure, we have the following five operating business segments: U.S. Mortgage Insurance; Canada Mortgage Insurance; Australia Mortgage Insurance; U.S Life Insurance (which includes our long-term care insurance, life insurance and fixed annuities businesses); and Runoff (which includes the results of non-strategic products which are no longer actively sold). In addition to our five operating business segments, we also have Corporate and Other activities which include debt financing expenses that are incurred at the Genworth Holdings level, unallocated corporate income and expenses, eliminations of inter-segment transactions and the results of other businesses that are managed outside of our operating segments, including certain smaller international mortgage insurance businesses and discontinued operations. Financial information has been updated for all periods to reflect the reorganized segment reporting structure. The following discussion reflects our reorganized operating segments.

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

Years Ended December 31, 2015, 2014 and 2013

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

In the first quarter of 2015, we modified our definition to explicitly state that restructuring costs, which were previously included in the infrequent and unusual category, are excluded from net operating income (loss). In 2015, we recorded an after-tax expense of $5 million related to restructuring costs as part of an expense reduction plan as the company evaluates and appropriately sizes its organizational needs and expenses. Also, in the second quarter of 2013, we recorded a $10 million after-tax expense related to restructuring costs.

In 2014, we recorded goodwill impairments of $296 million, net of taxes, in our long-term care insurance business and $495 million, net of taxes, in our life insurance business.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

In 2015, we recorded an estimated loss of $141 million, net of taxes, related to the planned sale of our mortgage insurance business in Europe.

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

In the third quarter of 2015, we recorded a DAC impairment of $296 million, net of taxes, on certain term life insurance policies in connection with entering into an agreement with Protective Life to complete a life block transaction.

There were no infrequent or unusual items excluded from net operating income (loss) during the periods presented other than the following items. There was $205 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. We recognized a tax charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we could no longer assert our intent to permanently reinvest earnings in that business. In addition, in connection with our plans to sell our lifestyle protection insurance business, we made a change to the permanent reinvestment assertion of one of its legal entities recognizing tax expense of $31 million in the fourth quarter of 2014.

Adjustments to reconcile net income (loss) attributable to Genworth Financial, Inc.’s common stockholders and net operating income (loss) assume a 35% tax rate and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following is a summary of our segments and Corporate and Other activities as of or for the years ended December 31:

2015	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$602	$466	$357	$3,128	$1	$25	$4,579
Net investment income	58	130	114	2,701	138	(3)	3,138
Net investment gains (losses)	1	(32)	6	(10)	(69)	29	(75)
Policy fees and other income	4	—	(3)	726	189	(10)	906

Total revenues	665	564	474	6,545	259	41	8,548

Benefits and other changes in policy reserves	222	96	81	4,692	44	14	5,149
Interest credited	—	—	—	596	124	—	720
Acquisition and operating expenses, net of deferrals	155	66	98	684	76	230	1,309
Amortization of deferred acquisition costs and intangibles	10	36	18	872	29	1	966
Interest expense	—	18	10	92	1	298	419

Total benefits and expenses	387	216	207	6,936	274	543	8,563

Income (loss) from continuing operations before income taxes	278	348	267	(391)	(15)	(502)	(15)
Provision (benefit) for income taxes	99	90	80	(138)	(10)	(130)	(9)

Income (loss) from continuing operations	179	258	187	(253)	(5)	(372)	(6)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(407)	(407)

Net income (loss)	179	258	187	(253)	(5)	(779)	(413)
Less: net income attributable to noncontrolling interests	—	118	84	—	—	—	202

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$179	$140	$103	$(253)	$(5)	$(779)	$(615)

Segment assets	$2,899	$4,520	$2,987	$79,530	$12,115	$4,253	$106,304
Assets held for sale	—	—	—	—	—	127	127

Total assets	$2,899	$4,520	$2,987	$79,530	$12,115	$4,380	$106,431

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

2014	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$578	$515	$406	$3,169	$3	$29	$4,700
Net investment income	59	155	144	2,665	129	(10)	3,142
Net investment gains (losses)	—	(2)	3	41	(66)	2	(22)
Policy fees and other income	2	1	(16)	712	209	1	909

Total revenues	639	669	537	6,587	275	22	8,729

Benefits and other changes in policy reserves	357	102	78	5,820	37	24	6,418
Interest credited	—	—	—	618	119	—	737
Acquisition and operating expenses, net of deferrals	140	90	97	658	84	69	1,138
Amortization of deferred acquisition costs and intangibles	7	38	21	345	39	3	453
Goodwill impairment	—	—	—	849	—	—	849
Interest expense	—	21	10	87	1	314	433

Total benefits and expenses	504	251	206	8,377	280	410	10,028

Income (loss) from continuing operations before income taxes	135	418	331	(1,790)	(5)	(388)	(1,299)
Provision (benefit) for income taxes	44	111	248	(385)	(19)	(93)	(94)

Income (loss) from continuing operations	91	307	83	(1,405)	14	(295)	(1,205)
Income from discontinued operations, net of taxes	—	—	—	—	—	157	157

Net income (loss)	91	307	83	(1,405)	14	(138)	(1,048)
Less: net income attributable to noncontrolling interests	—	140	56	—	—	—	196

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$91	$167	$27	$(1,405)	$14	$(138)	$(1,244)

Segment assets	$2,324	$4,920	$3,494	$82,891	$12,971	$2,573	$109,173
Assets held for sale	—	—	—	—	—	2,143	2,143

Total assets	$2,324	$4,920	$3,494	$82,891	$12,971	$4,716	$111,316

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

2013	U.S. Mortgage Insurance	Canada Mortgage Insurance	Australia Mortgage Insurance	U.S. Life Insurance	Runoff	Corporate and Other	Total
(Amounts in millions)
Premiums	$554	$560	$398	$2,957	$5	$42	$4,516
Net investment income	60	170	159	2,621	139	6	3,155
Net investment gains (losses)	—	31	(2)	(3)	(58)	(32)	(64)
Policy fees and other income	2	(1)	—	755	216	46	1,018

Total revenues	616	760	555	6,330	302	62	8,625

Benefits and other changes in policy reserves	412	139	134	3,975	32	45	4,737
Interest credited	—	—	—	619	119	—	738
Acquisition and operating expenses, net of deferrals	144	93	110	658	81	158	1,244
Amortization of deferred acquisition costs and intangibles	6	37	22	384	6	8	463
Interest expense	—	22	11	97	2	318	450

Total benefits and expenses	562	291	277	5,733	240	529	7,632

Income (loss) from continuing operations before income taxes	54	469	278	597	62	(467)	993
Provision (benefit) for income taxes	17	133	51	213	13	(114)	313

Income (loss) from continuing operations	37	336	227	384	49	(353)	680
Income from discontinued operations, net of taxes	—	—	—	—	—	34	34

Net income (loss)	37	336	227	384	49	(319)	714
Less: net income attributable to noncontrolling interests	—	154	—	—	—	—	154

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$37	$182	$227	$384	$49	$(319)	$560

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(b) Revenues of Major Product Groups

The following is a summary of revenues of major product groups for our segments and Corporate and Other activities for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Revenues:
U.S. Mortgage Insurance segment’s revenues	$665	$639	$616

Canada Mortgage Insurance segment’s revenues	564	669	760

Australia Mortgage Insurance segment’s revenues	474	537	555

U.S. Life Insurance segment:
Long-term care insurance	3,752	3,523	3,316
Life insurance	1,902	1,981	1,982
Fixed annuities	891	1,083	1,032

U.S. Life Insurance segment’s revenues	6,545	6,587	6,330

Runoff segment’s revenues	259	275	302

Corporate and Other’s revenues	41	22	62

Total revenues	$8,548	$8,729	$8,625

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(c) Net Operating Income (Loss)

The following is a summary of net operating income (loss) for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) for our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders for the years ended December 31:

(Amounts in millions)	2015	2014	2013
U.S. Mortgage Insurance segment’s net operating income	$179	$91	$37

Canada Mortgage Insurance segment’s net operating income	152	170	170

Australia Mortgage Insurance segment’s net operating income	102	200	228

U.S. Life Insurance segment:
Long-term care insurance	29	(815)	129
Life insurance	(80)	74	173
Fixed annuities	94	100	92

U.S. Life Insurance segment’s net operating income (loss)	43	(641)	394

Runoff segment’s net operating income	27	48	66

Corporate and Other’s net operating loss	(248)	(266)	(310)

Net operating income (loss)	255	(398)	585
Net investment gains (losses), net	(19)	(5)	(29)
Goodwill impairment, net	—	(791)	—
Gains (losses) from sale of businesses, net	(141)	—	—
Gains (losses) on early extinguishment of debt, net	(2)	(2)	(20)
Gains (losses) from life block transactions, net	(296)	—	—
Expenses related to restructuring, net	(5)	—	(10)
Tax impact from potential business portfolio changes	—	(205)	—

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(208)	(1,401)	526
Net income attributable to noncontrolling interests	202	196	154

Income (loss) from continuing operations	(6)	(1,205)	680
Income (loss) from discontinued operations, net of taxes	(407)	157	34

Net income (loss)	(413)	(1,048)	714
Less: net income attributable to noncontrolling interests	202	196	154

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(d) Geographic Segment Information

We conduct our operations in the following geographic regions: (1) United States (2) Canada (3) Australia and (4) Other Countries.

The following is a summary of geographic region activity as of or for the years ended December 31:

2015
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total
Total revenues	$7,483	$564	$474	$27	$8,548

Income (loss) from continuing operations	$(430)	$258	$187	$(21)	$(6)

Net income (loss)	$(430)	$258	$187	$(428)	$(413)

Segment assets	$98,738	$4,520	$2,987	$59	$106,304

Assets held for sale	$—	$—	$—	$127	$127

Total assets	$98,738	$4,520	$2,987	$186	$106,431

2014
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total
Total revenues	$7,487	$669	$537	$36	$8,729

Income (loss) from continuing operations	$(1,570)	$307	$83	$(25)	$(1,205)

Net income (loss)	$(1,570)	$307	$83	$132	$(1,048)

Segment assets	$100,690	$4,920	$3,494	$69	$109,173

Assets held for sale	$—	$—	$—	$2,143	$2,143

Total assets	$100,690	$4,920	$3,494	$2,212	$111,316

2013
(Amounts in millions)	United States	Canada	Australia	Other Countries	Total
Total revenues	$7,259	$760	$555	$51	$8,625

Income (loss) from continuing operations	$153	$336	$227	$(36)	$680

Net income	$141	$336	$227	$10	$714

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(20) Quarterly Results of Operations (unaudited)

Our unaudited quarterly results of operations for the year ended December 31, 2015 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues (1)	$2,135	$2,157	$2,100	$2,156

Total benefits and expenses (2)	$1,841	$1,912	$2,451	$2,359

Income (loss) from continuing operations (3)	$203	$175	$(217)	$(167)

Income (loss) from discontinued operations, net of taxes (4)	$1	$(314)	$(21)	$(73)

Net income (loss) (3), (4)	$204	$(139)	$(238)	$(240)

Net income attributable to noncontrolling interests	$50	$54	$46	$52

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$154	$(193)	$(284)	$(292)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.31	$0.24	$(0.53)	$(0.44)

Diluted	$0.31	$0.24	$(0.53)	$(0.44)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.31	$(0.39)	$(0.57)	$(0.59)

Diluted	$0.31	$(0.39)	$(0.57)	$(0.59)

Weighted-average common shares outstanding:
Basic	497.0	497.4	497.4	497.6
Diluted (5)	498.9	499.3	497.4	497.6

(1)	We completed our annual review of assumptions in the fourth quarter of 2015, which primarily resulted in $12 million of higher revenue, which included $5 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements.
(2)	We completed our annual review of assumptions in the fourth quarter of 2015, which primarily resulted in $310 million of charges, which included $60 million of corrections related to reinsurance inputs, in our universal and term universal life insurance products. The updated assumptions reflected changes to persistency, long-term interest rates, mortality and other refinements. We also recorded an expected loss of $140 million related to the planned sale of our mortgage insurance business in Europe in the fourth quarter of 2015.
(3)	We completed our annual review of assumptions in the fourth quarter of 2015, which primarily resulted in $194 million, net of taxes, of charges, which included $36 million, net of taxes, of corrections related to reinsurance inputs, in our universal and term universal life insurance products. We also recorded an expected loss of $134 million, net of taxes, related to the planned sale of our mortgage insurance business in Europe in the fourth quarter of 2015.
(4)	We completed the sale of our lifestyle protection insurance business on December 1, 2015 and recorded an additional loss of $63 million, net of taxes, in the fourth quarter of 2015. The additional loss in the fourth quarter of 2015 was primarily related to the write off of currency translation adjustments on a holding company that was not part of the sale but related to our lifestyle protection insurance business that was substantially liquidated after the completion of the sale.
(5)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015 and December 31, 2015, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2015 and December 31, 2015, as the inclusion of shares for stock options, RSUs and SARs of 1.3 million and 1.4 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015 and December 31, 2015, dilutive potential weighted-average common shares outstanding would have been 498.7 and 499.0 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Our unaudited quarterly results of operations for the year ended December 31, 2014 are summarized in the table below.

	Three months ended
(Amounts in millions, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$2,116	$2,194	$2,190	$2,229

Total benefits and expenses (1)	$1,819	$1,886	$3,170	$3,153

Income (loss) from continuing operations (2)	$210	$224	$(793)	$(846)

Income from discontinued operations, net of taxes	$9	$4	$6	$138

Net income (loss) (2)	$219	$228	$(787)	$(708)

Net income attributable to noncontrolling interests	$35	$52	$57	$52

Net income (loss) available to Genworth Financial, Inc.’s common stockholders (2)	$184	$176	$(844)	$(760)

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.35	$0.35	$(1.71)	$(1.81)

Diluted	$0.35	$0.34	$(1.71)	$(1.81)

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.37	$0.35	$(1.70)	$(1.53)

Diluted	$0.37	$0.35	$(1.70)	$(1.53)

Weighted-average common shares outstanding:
Basic	495.8	496.6	496.6	496.7
Diluted (3)	502.7	503.6	496.6	496.7

(1)	During the fourth quarter of 2014, we completed our annual loss recognition testing of our long-term care insurance business which resulted in additional expenses of $735 million. During the fourth quarter of 2014, we also recorded goodwill impairments of $299 million in our U.S. Life Insurance segment. In the fourth quarter of 2014, we recorded a correction of $49 million in our life insurance business related to reserves on a reinsurance transaction. Our long-term care insurance claim reserves also increased in the fourth quarter of 2014 as a result of a $67 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $43 million favorable refinement of assumptions for claim termination rates.
(2)	During the fourth quarter of 2014, we completed our annual loss recognition testing of our long-term care insurance business which resulted in additional charges of $478 million, net of taxes. During the fourth quarter of 2014, we also recorded goodwill impairments of $274 million, net of taxes, in our U.S. Life Insurance segment. There was $205 million net tax impact in the fourth quarter of 2014 from potential business portfolio changes. We recognized a tax charge of $174 million in the fourth quarter of 2014 associated with our Australian mortgage insurance business as we can no longer assert our intent to permanently reinvest earnings in that business. In addition, in connection with our plans to sell our lifestyle protection insurance business, we made a change to the permanent reinvestment assertion of one of its legal entities recognizing tax expense of $31 million in the fourth quarter of 2014. We recorded a correction of $32 million, net of taxes, in our life insurance business related to reserves on a reinsurance transaction in the fourth quarter of 2014. Our long-term care insurance claim reserves also increased in the fourth quarter of 2014 as a result of a $44 million unfavorable correction related to claims in course of settlement arising in connection with the implementation of our updated assumptions and methodologies as part of our comprehensive claims review completed in the third quarter of 2014, partially offset by a $28 million favorable refinement of assumptions for claim termination rates.
(3)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2014 and December 31, 2014, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2014 and December 31, 2014, as the inclusion of shares for stock options, RSUs and SARs of 5.4 million and 3.2 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders and net loss available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2014 and December 31, 2014, dilutive potential weighted-average common shares outstanding would have been 502.0 million and 499.9 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(21) Commitments and Contingencies

(a) Litigation and Regulatory Matters

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 (“RESPA”) or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

In August 2014, Genworth Financial, Inc., its current chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al., was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On March 9, 2015, plaintiffs filed a memorandum of law in opposition to our motion to dismiss. On March 24, 2015, we filed our reply memorandum of law in further support of our motion to dismiss. The Court heard argument on our motion to dismiss the complaint on April 28, 2015. On May 1, 2015, the court denied the motion to dismiss. The Court has scheduled a trial for May 2016. We engaged in mediation in the fourth quarter of 2015, which is ongoing. The plaintiffs have recently taken the position that the class is entitled to recover per share and per bond amounts that,

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

if the plaintiffs were to prevail, would, in the aggregate, be material. If ongoing discussions do not result in a settlement, we intend to vigorously defend the lawsuit. As of December 31, 2015, we have incurred or accrued $25 million, which is the amount of our self-insured retention on our executive and organization liability insurance program. At this stage of the litigation, we are unable to determine or predict the ultimate outcome of this litigation or provide an estimate or range of reasonably possible losses arising from this litigation. Nevertheless, we believe that it is reasonably possible we will incur additional losses in resolving this litigation beyond the amounts already incurred or accrued and, if so, that it is reasonably possible the amount of such losses would be material.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint, which motion was fully briefed as of March 4, 2015. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. On January 22, 2016, we filed a motion for reconsideration of the court’s June 16, 2015 order denying our motion to dismiss. On January 29, 2016, plaintiffs filed a motion for class certification. We intend to vigorously defend this action.

In August 2015, Genworth Financial, Inc., its former chief executive officer, its current chief executive officer, its then current chief financial officer and the current members of its board of directors were named in two separate shareholder derivative suits, each of which was filed in the United States District Court for the Eastern District of Virginia, alleging breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The cases are captioned, Pinkoski v. McInerney, et al. and Salberg v. McInerney, et al. The cases seek unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. On November 10, 2015, the court entered an order granting plaintiffs’ motion for a voluntary dismissal without prejudice of the Pinkoski and Salberg derivative actions.

In August 2015, Genworth Financial, Inc., its current chief executive officer, its then current chief financial officer and the current members of its board of directors were named in a shareholder derivative suit filed in the United States District Court for the Eastern District of Virginia, alleging breaches of fiduciary duties relating to Genworth’s long-term care insurance reserves. The case is captioned Cohen v. McInerney, et al. The case seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. On November 10, 2015, the court entered an order granting plaintiffs’ motion for a voluntary dismissal without prejudice of the Cohen shareholder derivative actions.

In September 2015, Genworth Financial, Inc., its former chief executive officer, its current chief executive officer, its then current chief financial officer and the current members of its board of directors were named in a

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

shareholder derivative suit filed in the United States District Court for the Eastern District of Virginia, alleging breaches of fiduciary duties relating to Genworth’s long-term care insurance reserves. The case is captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund v. McInerney, et al. The case seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. On September 28, 2015, the court ordered that all four shareholder derivative suits be consolidated for all purposes under the case name Pinkoski v. McInerney, et al. and directed plaintiffs in the consolidated derivative suit to file an amended consolidated complaint within 21 days of the court’s order appointing lead counsel. The court consolidated the derivative suits with In Re Genworth Financial Securities Litigation for the purposes of discovery. On October 2, 2015, all of the plaintiffs in the consolidated shareholder derivative action filed a motion for voluntary dismissal without prejudice, stating they intend to refile in state court. On November 10, 2015, the court entered an order dismissing all of the shareholder derivative actions without prejudice.

In January 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and the current members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case is captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund, et al v. McInerney, et al. The suit alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. In February 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and the current members of its board of directors were named in a shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case is captioned Cohen v. McInerney, et al. The suit alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption Genworth Financial, Inc. Consolidated Derivative Litigation. We intend to vigorously defend the consolidated action.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

In April 2012, two of our U.S. mortgage insurance subsidiaries were named as respondents in two arbitrations, one brought by Bank of America, N.A. and one brought by Countrywide Home Loans, Inc. and Bank of America, N.A. as claimants. Claimants alleged breach of contract and breach of the covenant of good faith and fair dealing and sought a declaratory judgment relating to our denial, curtailment and rescission of mortgage insurance coverage. In June 2012, our U.S. mortgage insurance subsidiaries responded to the arbitration demands and asserted numerous counterclaims against the claimants. On December 31, 2013, the parties reached an agreement to resolve that portion of both arbitrations involving rescission practices, which settlement took effect in the second quarter of 2014. As a result, the arbitration demands and counterclaims related to that portion of both arbitrations involving rescission practices were dismissed in the third quarter of 2014. In October 2014, the parties executed a definitive settlement agreement to settle all remaining claims in the

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

arbitrations. Implementation of the settlement to resolve the remaining claims was subject to the consent of the GSEs. The settlement provides that our U.S. mortgage insurance subsidiaries will remit a portion of the previously curtailed claim amounts to Bank of America, N.A. and will agree to certain limits on future curtailment activity for loans that are part of the settlement. The consents of the GSEs were obtained in January 2015, and therefore, the parties moved to dismiss all remaining matters in the arbitration. Such dismissals occurred in the fourth quarter of 2015.

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

(b) Commitments

As of December 31, 2015, we were committed to fund $131 million in limited partnership investments, $17 million in U.S. commercial mortgage loan investments and $23 million in private placement investments.

In connection with the issuance of non-recourse funding obligations by Rivermont I, Genworth entered into a liquidity commitment agreement with the third-party trusts in which the floating rate notes have been deposited. The liquidity agreement may require that Genworth issue to the trusts either a loan or a letter of credit

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(“LOC”), at maturity of the notes (2050), in the amount equal to the then market value of the assets supporting the notes held in the trust. Any loan or LOC issued is an obligation of the trust and shall accrue interest at LIBOR plus a margin. In consideration for entering into this agreement, Genworth received, from Rivermont I, a one-time commitment fee of approximately $2 million. The expected amount of future obligation under this agreement is approximately $15 million based on current projections.

(22) Changes In Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	(1,218)	50	(530)	(1,698)
Amounts reclassified from (to) OCI	5	(75)	—	(70)

Current period OCI	(1,213)	(25)	(530)	(1,768)

Balances as of December 31, 2015 before noncontrolling interests	1,240	2,045	(607)	2,678
Less: change in OCI attributable to noncontrolling interests	(14)	—	(318)	(332)

Balances as of December 31, 2015	$1,254	$2,045	$(289)	$3,010

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2014	$926	$1,319	$297	$2,542
OCI before reclassifications	1,595	788	(537)	1,846
Amounts reclassified from (to) OCI	(12)	(37)	—	(49)

Current period OCI	1,583	751	(537)	1,797

Balances as of December 31, 2014 before noncontrolling interests	2,509	2,070	(240)	4,339
Less: change in OCI attributable to noncontrolling interests	56	—	(163)	(107)

Balances as of December 31, 2014	$2,453	$2,070	$(77)	$4,446

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2013	$2,638	$1,909	$655	$5,202
OCI before reclassifications	(1,772)	(561)	(442)	(2,775)
Amounts reclassified from (to) OCI	21	(29)	—	(8)

Current period OCI	(1,751)	(590)	(442)	(2,783)

Balances as of December 31, 2013 before noncontrolling interests	887	1,319	213	2,419
Less: change in OCI attributable to noncontrolling interests	(39)	—	(84)	(123)

Balances as of December 31, 2013	$926	$1,319	$297	$2,542

(1)	Net of adjustments to DAC, PVFP, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $5 million, $37 million and $6 million, respectively, net of taxes of $3 million, $14 million and $1 million, respectively, related to a net unrecognized postretirement benefit obligation as of December 31, 2015, 2014 and 2013. Amount also included taxes of $(63) million, $(10) million and $39 million, respectively, related to foreign currency translation adjustments as of December 31, 2015, 2014 and 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table shows reclassifications out of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of income
	Years ended December 31,
(Amounts in millions)	2015	2014	2013
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$7	$(19)	$33	Net investment (gains) losses
Provision for income taxes	(2)	7	(12)	Provision for income taxes

Total	$5	$(12)	$21

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(85)	$(63)	$(47)	Net investment income
Interest rate swaps hedging assets	—	(2)	(1)	Net investment (gains) losses
Interest rate swaps hedging liabilities	—	(1)	(2)	Interest expense
Inflation indexed swaps	—	9	5	Net investment income
Forward bond purchase commitments	(1)	—	—	Net investment income
Forward bond purchase commitments	(32)	—	—	Net investment (gains) losses
Provision for income taxes	43	20	16	Provision for income taxes

Total	$(75)	$(37)	$(29)

(1)	Amounts exclude adjustments to DAC, PVFP, sales inducements and benefit reserves.

(23) Noncontrolling Interests

Canada

In July 2009, Genworth Canada, our indirect subsidiary, completed an IPO of its common shares and we beneficially owned 57.5% of the common shares of Genworth Canada through subsidiaries. We currently hold approximately 57.3% of the outstanding common shares of Genworth Canada on a consolidated basis through subsidiaries. In addition, we have the right, exercisable at our discretion, to purchase for cash these common shares of Genworth Canada from our U.S. mortgage insurance companies at the then-current market price. We also have a right of first refusal with respect to the transfer of these common shares of Genworth Canada by our U.S. mortgage insurance companies.

In April 2015, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may purchase from time to time through May 2016, up to an aggregate of 4.7 million of its issued and outstanding common shares. During 2015, Genworth Canada repurchased 1.4 million of its shares for CAD$50 million through a NCIB. We participated in the NCIB in order to maintain our overall ownership percentage at 57.3% and received $23 million in cash.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

During 2014, Genworth Canada repurchased 1.9 million shares for CAD$75 million through a NCIB authorized by its board for up to 4.7 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its then current level and received $38 million in cash.

During 2013, Genworth Canada repurchased 3.9 million shares for CAD$105 million through a NCIB authorized by its board for up to 4.9 million shares. We participated in the NCIB in order to maintain our overall ownership percentage at its then current level and received $58 million in cash.

In 2015, 2014 and 2013, dividends of $49 million, $69 million and $52 million, respectively, were paid to the noncontrolling interests of Genworth Canada.

Australia

On May 15, 2014, Genworth Australia, a holding company for Genworth’s Australian mortgage insurance business, priced an IPO of 220,000,000 of its ordinary shares at an IPO price of AUD$2.65 per ordinary share. The offering closed on May 21, 2014. Following completion of the offering, Genworth Financial beneficially owned 66.2% of the ordinary shares of Genworth Australia through subsidiaries. The net proceeds of the offering were used by Genworth Australia to repay a portion of certain intercompany funding arrangements with our subsidiaries and those funds were then distributed to Genworth Holdings. The gross proceeds of the offering (before payment of fees and expenses) were approximately $541 million. Fees and expenses in connection with the offering were approximately $27 million, including approximately $3 million paid in 2013.

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

On October 30, 2015, Genworth Australia announced its intention to commence an on-market share buy-back program. Pursuant to the program, in November and December 2015, Genworth Australia repurchased 54.6 million of its shares for AUD$150 million. As the majority shareholder, we participated in on-market sales transactions during the buy-back period to maintain our ownership position of 52.0% and received $55 million in cash.

Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to stockholders’ equity. A summary of the changes in ownership interests and the effect on stockholders’ equity as a result of the initial public offering of Genworth Australia was as follows for the years ended December 31:

(Amounts in millions)	2015	2014
Net loss available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)
Transfers to the noncontrolling interests:
Decrease in Genworth Financial, Inc.’s additional paid-in capital for initial sale of Genworth Australia shares to noncontrolling interests	—	(145)
Decrease in Genworth Financial, Inc.’s additional paid-in capital for additional sale of Genworth Australia shares to noncontrolling interests	(65)	—

Net transfers to noncontrolling interests	(65)	(145)

Change from net loss available to Genworth Financial, Inc.’s common stockholders and transfers to noncontrolling interests	$(680)	$(1,389)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

In 2015 and 2014, dividends of $108 million and $6 million, respectively, were paid to the noncontrolling interests of Genworth Australia.

(24) Sale of Businesses

European mortgage insurance business

As discussed in note 1, GMICO entered into an agreement to sell our European mortgage insurance business to AmTrust Financial Services, Inc. that is expected to result in net proceeds of approximately $55 million. As the held-for-sale criteria were satisfied during 2015, we recorded an estimated after-tax loss of approximately $141 million related to the sale, net of taxes of $1 million. In accordance with the accounting guidance for groups of assets that are held-for-sale, we recorded an impairment of $135 million to record the carrying value of the business at its fair value, which was based on estimated proceeds less $5 million closing costs. The transaction is expected to close in the first quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals.

The major assets and liability categories of our European mortgage insurance business were as follows as of December 31:

(Amounts in millions)	2015	2014
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$195	$199
Other invested assets	6	36

Total investments	201	235
Cash and cash equivalents	28	71
Accrued investment income	3	4
Intangible assets	—	1
Reinsurance recoverable	21	23
Other assets	14	—

Assets held for sale	267	334
Fair value less closing costs impairment	(140)	—

Total assets held for sale	$127	$334

Liabilities
Liability for policy and contract claims	$56	$56
Unearned premiums	58	62
Other liabilities	12	48
Deferred tax liability	1	—

Liabilities held for sale	$127	$166

Deferred tax liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in liabilities of continuing operations and not reflected in liabilities held for sale.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Lifestyle protection insurance

As discussed in note 1, our lifestyle protection insurance business is reported as discontinued operations. The assets and liabilities held for sale for this business were segregated in our consolidated balance sheets until the closing of the sale on December 1, 2015. The major assets and liability categories of our lifestyle protection insurance business were as follows as of December 31:

(Amounts in millions)	2015	2014
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$1,171
Equity securities available-for-sale, at fair value	—	7
Other invested assets	—	52

Total investments	—	1,230
Cash and cash equivalents	—	202
Accrued investment income	—	21
Deferred acquisition costs	—	193
Intangible assets	—	22
Reinsurance recoverable	—	32
Other assets	—	109

Assets held for sale	$—	$1,809

Liabilities
Policyholder account balances	$—	$11
Liability for policy and contract claims	—	106
Unearned premiums	—	439
Other liabilities	—	322
Deferred tax liability	—	50

Liabilities held for sale	$—	$928

Deferred tax assets and liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in assets or liabilities of continuing operations and not reflected in assets or liabilities held for sale.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Summary operating results of discontinued operations were as follows for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Revenues:
Premiums	$627	$731	$632
Net investment income	74	100	116
Net investment gains (losses)	—	2	27
Policy fees and other income	—	3	3

Total revenues	701	836	778

Benefits and expenses:
Benefits and other changes in policy reserves	182	202	158
Acquisition and operating expenses	396	447	415
Amortization of deferred acquisition costs and intangibles	83	118	106
Interest expense	29	46	42

Total benefits and expenses	690	813	721

Income (loss) before income taxes and loss on sale	11	23	57
Provision (benefit) for income taxes	37	(134)	11

Income (loss) before loss on sale	(26)	157	46
Loss on sale, net of taxes	(381)	—	—

Income (loss) from discontinued operations, net of taxes	$(407)	$157	$46

On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $493 million with net proceeds of approximately $400 million, subject to the finalization of closing balance sheet purchase price adjustments. During 2015, we recorded an after-tax loss of approximately $381 million, net of taxes of $155 million, including $63 million in the fourth quarter of 2015. The additional loss in the fourth quarter of 2015 was primarily related to the write off of currency translation adjustments on a holding company that was not part of the sale but related to our lifestyle protection insurance business and was substantially liquidated in the fourth quarter of 2015.

We retained liabilities for the U.K. pension plan, as described in note 11, as well as taxes and certain claims and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities, where appropriate; however, there may be future adjustments to these estimates.

Wealth management

In 2013, we completed the sale of our wealth management business to AqGen Liberty Acquisition, Inc., a subsidiary of AqGen Liberty Holdings LLC, a partnership of Aquiline Capital Partners and Genstar Capital, for approximately $412 million with net proceeds of approximately $360 million. The loss on sale was approximately $29 million. Historically, this business had been reported as a separate segment. As a result of the sale agreement, this business was accounted for as discontinued operations and its results of operations and cash flows were separately reported for all periods presented.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

Summary operating results of discontinued operations related to our wealth management business were as follows for the year ended December 31:

(Amounts in millions)	2013
Revenues:
Policy fees and other income	$211

Total revenues	211

Benefits and expenses:
Acquisition and operating expenses, net of deferrals	178
Amortization of deferred acquisition costs and intangibles	4

Total benefits and expenses	182

Income before income taxes and other items	29
Provision for income taxes	12

Income before other items	17
Goodwill impairment and other loss from sale, net of taxes	(29)

Loss from discontinued operations, net of taxes	$(12)

Reverse mortgage business

Effective April 1, 2013 (immediately prior to the holding company reorganization), Genworth Holdings completed the sale of its reverse mortgage business (which had been part of Corporate and Other activities) for total proceeds of $22 million. The gain on the sale was not significant.

(25) Condensed Consolidating Financial Information

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of December 31, 2015 and 2014 and the condensed consolidating income statement information, condensed consolidating comprehensive income statement information and condensed consolidating cash flow statement information for the years ended December 31, 2015, 2014 and 2013.

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating balance sheet information as of December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$150	$58,247	$(200)	$58,197
Equity securities available-for-sale, at fair value	—	—	310	—	310
Commercial mortgage loans	—	—	6,170	—	6,170
Restricted commercial mortgage loans related to securitization entities	—	—	161	—	161
Policy loans	—	—	1,568	—	1,568
Other invested assets	—	114	2,198	(3)	2,309
Restricted other invested assets related to securitization entities, at fair value	—	—	413	—	413
Investments in subsidiaries	12,814	12,989	—	(25,803)	—

Total investments	12,814	13,253	69,067	(26,006)	69,128
Cash and cash equivalents	—	1,124	4,841	—	5,965
Accrued investment income	—	—	657	(4)	653
Deferred acquisition costs	—	—	4,398	—	4,398
Intangible assets and goodwill	—	—	357	—	357
Reinsurance recoverable	—	—	17,245	—	17,245
Other assets	—	199	323	(2)	520
Intercompany notes receivable	—	2	458	(460)	—
Deferred tax assets	25	1,038	(908)	—	155
Separate account assets	—	—	7,883	—	7,883
Assets held for sale	—	—	127	—	127

Total assets	$12,839	$15,616	$104,448	$(26,472)	$106,431

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$36,475	$—	$36,475
Policyholder account balances	—	—	26,209	—	26,209
Liability for policy and contract claims	—	—	8,095	—	8,095
Unearned premiums	—	—	3,308	—	3,308
Other liabilities	13	279	2,722	(10)	3,004
Intercompany notes payable	2	658	—	(660)	—
Borrowings related to securitization entities	—	—	179	—	179
Non-recourse funding obligations	—	—	1,920	—	1,920
Long-term borrowings	—	4,078	492	—	4,570
Deferred tax liability	—	—	24	—	24
Separate account liabilities	—	—	7,883	—	7,883
Liabilities held for sale	—	—	127	—	127

Total liabilities	15	5,015	87,434	(670)	91,794

Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,949	9,097	17,007	(26,104)	11,949
Accumulated other comprehensive income (loss)	3,010	3,116	3,028	(6,144)	3,010
Retained earnings	564	(1,612)	(5,134)	6,746	564
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,824	10,601	14,901	(25,502)	12,824
Noncontrolling interests	—	—	2,113	(300)	1,813

Total equity	12,824	10,601	17,014	(25,802)	14,637

Total liabilities and equity	$12,839	$15,616	$104,448	$(26,472)	$106,431

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating balance sheet information as of December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$150	$61,127	$(200)	$61,077
Equity securities available-for-sale, at fair value	—	—	275	—	275
Commercial mortgage loans	—	—	6,100	—	6,100
Restricted commercial mortgage loans related to securitization entities	—	—	201	—	201
Policy loans	—	—	1,501	—	1,501
Other invested assets	—	14	2,199	(5)	2,208
Restricted other invested assets related to securitization entities, at fair value	—	—	411	—	411
Investments in subsidiaries	14,895	15,003	—	(29,898)	—

Total investments	14,895	15,167	71,814	(30,103)	71,773
Cash and cash equivalents	—	953	3,692	—	4,645
Accrued investment income	—	—	664	(4)	660
Deferred acquisition costs	—	—	4,852	—	4,852
Intangible assets and goodwill	—	—	265	—	265
Reinsurance recoverable	—	—	17,291	—	17,291
Other assets	2	183	295	(1)	479
Intercompany notes receivable	9	267	395	(671)	—
Separate account assets	—	—	9,208	—	9,208
Assets held for sale	—	—	2,143	—	2,143

Total assets	$14,906	$16,570	$110,619	$(30,779)	$111,316

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$—	$—	$35,915	$—	$35,915
Policyholder account balances	—	—	26,032	—	26,032
Liability for policy and contract claims	—	—	7,881	—	7,881
Unearned premiums	—	—	3,485	—	3,485
Other liabilities	3	251	2,991	(11)	3,234
Intercompany notes payable	—	604	267	(871)	—
Borrowings related to securitization entities	—	—	219	—	219
Non-recourse funding obligations	—	—	1,981	—	1,981
Long-term borrowings	—	4,127	485	—	4,612
Deferred tax liability	(20)	(970)	1,848	—	858
Separate account liabilities	—	—	9,208	—	9,208
Liabilities held for sale	—	—	1,094	—	1,094

Total liabilities	(17)	4,012	91,406	(882)	94,519

Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,997	9,162	17,080	(26,242)	11,997
Accumulated other comprehensive income (loss)	4,446	4,449	4,459	(8,908)	4,446
Retained earnings	1,179	(1,053)	(4,205)	5,258	1,179
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,923	12,558	17,334	(29,892)	14,923
Noncontrolling interests	—	—	1,879	(5)	1,874

Total equity	14,923	12,558	19,213	(29,897)	16,797

Total liabilities and equity	$14,906	$16,570	$110,619	$(30,779)	$111,316

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating income statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,579	$—	$4,579
Net investment income	(3)	1	3,154	(14)	3,138
Net investment gains (losses)	—	43	(118)	—	(75)
Policy fees and other income	—	(32)	940	(2)	906

Total revenues	(3)	12	8,555	(16)	8,548

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	5,149	—	5,149
Interest credited	—	—	720	—	720
Acquisition and operating expenses, net of deferrals	32	2	1,275	—	1,309
Amortization of deferred acquisition costs and intangibles	—	—	966	—	966
Interest expense	—	307	128	(16)	419

Total benefits and expenses	32	309	8,238	(16)	8,563

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(35)	(297)	317	—	(15)
Provision (benefit) for income taxes	(8)	(103)	102	—	(9)
Equity in income (loss) of subsidiaries	(579)	(463)	—	1,042	—

Income (loss) from continuing operations	(606)	(657)	215	1,042	(6)
Income (loss) from discontinued operations, net of taxes	(9)	—	(398)	—	(407)

Net income (loss)	(615)	(657)	(183)	1,042	(413)
Less: net income attributable to noncontrolling interests	—	—	202	—	202

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(657)	$(385)	$1,042	$(615)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating income statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,700	$—	$4,700
Net investment income	(2)	—	3,159	(15)	3,142
Net investment gains (losses)	—	4	(26)	—	(22)
Policy fees and other income	—	(4)	914	(1)	909

Total revenues	(2)	—	8,747	(16)	8,729

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	6,418	—	6,418
Interest credited	—	—	737	—	737
Acquisition and operating expenses, net of deferrals	21	—	1,117	—	1,138
Amortization of deferred acquisition costs and intangibles	—	—	453	—	453
Goodwill impairment	—	—	849	—	849
Interest expense	—	321	128	(16)	433

Total benefits and expenses	21	321	9,702	(16)	10,028

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(23)	(321)	(955)	—	(1,299)
Provision (benefit) for income taxes	(8)	(112)	30	(4)	(94)
Equity in income (loss) of subsidiaries	(1,229)	(1,147)	—	2,376	—

Income (loss) from continuing operations	(1,244)	(1,356)	(985)	2,380	(1,205)
Income (loss) from discontinued operations, net of taxes	—	—	157	—	157

Net income (loss)	(1,244)	(1,356)	(828)	2,380	(1,048)
Less: net income attributable to noncontrolling interests	—	—	196	—	196

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,244)	$(1,356)	$(1,024)	$2,380	$(1,244)

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating income statement information for the year ended December 31, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$4,516	$—	$4,516
Net investment income	(1)	1	3,170	(15)	3,155
Net investment gains (losses)	—	6	(70)	—	(64)
Policy fees and other income	—	—	1,022	(4)	1,018

Total revenues	(1)	7	8,638	(19)	8,625

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	4,737	—	4,737
Interest credited	—	—	738	—	738
Acquisition and operating expenses, net of deferrals	33	32	1,179	—	1,244
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Interest expense	—	322	147	(19)	450

Total benefits and expenses	33	354	7,264	(19)	7,632

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(34)	(347)	1,374	—	993
Provision (benefit) for income taxes	13	(120)	420	—	313
Equity in income (loss) of subsidiaries	607	796	—	(1,403)	—

Income from continuing operations	560	569	954	(1,403)	680
Income (loss) from discontinued operations, net of taxes	—	(29)	63	—	34

Net income	560	540	1,017	(1,403)	714
Less: net income attributable to noncontrolling interests	—	—	154	—	154

Net income available to Genworth Financial, Inc.’s common stockholders	$560	$540	$863	$(1,403)	$560

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(615)	$(657)	$(183)	$1,042	$(413)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,181)	(1,158)	(1,210)	2,340	(1,209)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(4)	(4)	(4)	8	(4)
Derivatives qualifying as hedges	(25)	(24)	(19)	43	(25)
Foreign currency translation and other adjustments	(250)	(171)	(530)	421	(530)

Total other comprehensive income (loss)	(1,460)	(1,357)	(1,763)	2,812	(1,768)

Total comprehensive income (loss)	(2,075)	(2,014)	(1,946)	3,854	(2,181)
Less: comprehensive income attributable to noncontrolling interests	—	—	(106)	—	(106)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(2,075)	$(2,014)	$(1,840)	$3,854	$(2,075)

The following table presents the condensed consolidating comprehensive income statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,244)	$(1,356)	$(828)	$2,380	$(1,048)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,539	1,510	1,573	(3,049)	1,573
Net unrealized gains (losses) on other-than- temporarily impaired securities	10	11	10	(21)	10
Derivatives qualifying as hedges	751	751	794	(1,545)	751
Foreign currency translation and other adjustments	(339)	(273)	(537)	612	(537)

Total other comprehensive income (loss)	1,961	1,999	1,840	(4,003)	1,797

Total comprehensive income (loss)	717	643	1,012	(1,623)	749
Less: comprehensive income attributable to noncontrolling interests	—	—	32	—	32

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$717	$643	$980	$(1,623)	$717

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(615)	$(657)	$(183)	$1,042	$(413)
Less (income) loss from discontinued operations, net of taxes	9	—	398	—	407
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	579	463	—	(1,042)	—
Dividends from subsidiaries	—	530	(530)	—	—
Loss on sale of subsidiaries	—	—	141	—	141
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(106)	—	(106)
Net investment losses (gains)	—	(43)	118	—	75
Charges assessed to policyholders	—	—	(788)	—	(788)
Acquisition costs deferred	—	—	(293)	—	(293)
Amortization of deferred acquisition costs and intangibles	—	—	966	—	966
Deferred income taxes	(4)	(65)	(127)	—	(196)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	41	(280)	—	(239)
Stock-based compensation expense	21	—	(5)	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	3	13	(123)	1	(106)
Insurance reserves	—	—	1,847	—	1,847
Current tax liabilities	(3)	18	(30)	—	(15)
Other liabilities, policy and contract claims and other policy-related balances	2	(38)	328	1	293
Cash from operating activities—held for sale	—	—	2	—	2

Net cash from operating activities	(8)	262	1,335	2	1,591

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	1	4,540	—	4,541
Commercial mortgage loans	—	—	882	—	882
Restricted commercial mortgage loans related to securitization entities	—	—	41	—	41
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,391	—	4,391
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(9,750)	—	(9,750)
Commercial mortgage loans	—	—	(956)	—	(956)
Other invested assets, net	—	(100)	277	(2)	175
Policy loans, net	—	—	25	—	25
Intercompany notes receivable	9	265	(63)	(211)	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	—	273	—	273
Payments for businesses purchased, net of cash acquired	—	(197)	197	—	—
Cash from investing activities—held for sale	—	—	(26)	—	(26)

Net cash from investing activities	9	(56)	(144)	(213)	(404)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,257	—	2,257
Withdrawals from universal life and investment contracts	—	—	(2,144)	—	(2,144)
Redemption and repurchase of non-recourse funding obligations	—	—	(61)	—	(61)
Proceeds from the issuance of long-term debt	—	—	150	—	150
Repayment and repurchase of long-term debt	—	(50)	(70)	—	(120)
Repayment of borrowings related to securitization entities	—	—	(36)	—	(36)
Proceeds from intercompany notes payable	2	54	(267)	211	—
Repurchase of subsidiary shares	—	—	(68)	—	(68)
Dividends paid to noncontrolling interests	—	—	(157)	—	(157)
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	226	—	226
Other, net	(3)	(39)	(56)	—	(98)
Cash from financing activities—held for sale	—	—	9	—	9

Net cash from financing activities	(1)	(35)	(217)	211	(42)

Effect of exchange rate changes on cash and cash equivalents	—	—	(70)	—	(70)

Net change in cash and cash equivalents	—	171	904	—	1,075
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	1,124	4,869	—	5,993
Less cash and cash equivalents held for sale at end of period	—	—	28	—	28

Cash and cash equivalents of continuing operations at end of period	$—	$1,124	$4,841	$—	$5,965

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2014:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,244)	$(1,356)	$(828)	$2,380	$(1,048)
Less (income) loss from discontinued operations, net of taxes	—	—	(157)	—	(157)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	1,229	1,147	—	(2,376)	—
Dividends from subsidiaries	—	630	(630)	—	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(111)	—	(111)
Net investment losses (gains)	—	(4)	26	—	22
Charges assessed to policyholders	—	—	(777)	—	(777)
Acquisition costs deferred	—	—	(383)	—	(383)
Amortization of deferred acquisition costs and intangibles	—	—	453	—	453
Goodwill impairment	—	—	849	—	849
Deferred income taxes	4	(146)	(195)	(4)	(341)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	1	205	—	206
Stock-based compensation expense	21	—	7	—	28
Change in certain assets and liabilities:
Accrued investment income and other assets	(4)	(9)	(151)	1	(163)
Insurance reserves	—	—	2,497	—	2,497
Current tax liabilities	(2)	(77)	(117)	—	(196)
Other liabilities, policy and contract claims and other policy-related balances	11	91	1,421	(6)	1,517
Cash from operating activities-held for sale	—	—	42	—	42

Net cash from operating activities	15	277	2,151	(5)	2,438

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	5,048	—	5,198
Commercial mortgage loans	—	—	765	—	765
Restricted commercial mortgage loans related to securitization entities	—	—	32	—	32
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,386	—	2,386
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(9,038)	—	(9,188)
Commercial mortgage loans	—	—	(967)	—	(967)
Other invested assets, net	—	—	(40)	5	(35)
Policy loans, net	—	—	12	—	12
Intercompany notes receivable	(1)	(19)	(2)	22	—
Capital contributions to subsidiaries	(12)	—	12	—	—
Cash from investing activities-held for sale	—	—	(39)	—	(39)

Net cash from investing activities	(13)	(19)	(1,831)	27	(1,836)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,993	—	2,993
Withdrawals from universal life and investment contracts	—	—	(2,588)	—	(2,588)
Redemption and repurchase of non-recourse funding obligations	—	—	(42)	—	(42)
Proceeds from the issuance of long-term debt	—	—	144	—	144
Repayment and repurchase of long-term debt	—	(485)	(136)	—	(621)
Repayment of borrowings related to securitization entities	—	—	(32)	—	(32)
Proceeds from intercompany notes payable	—	3	19	(22)	—
Repurchase of subsidiary shares	—	—	(28)	—	(28)
Dividends paid to noncontrolling interests	—	—	(75)	—	(75)
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	517	—	517
Other, net	(2)	(42)	14	—	(30)
Cash from financing activities-held for sale	—	—	(33)	—	(33)

Net cash from financing activities	(2)	(524)	753	(22)	205

Effect of exchange rate changes on cash and cash equivalents	—	—	(103)	—	(103)

Net change in cash and cash equivalents	—	(266)	970	—	704
Cash and cash equivalents at beginning of period	—	1,219	2,995	—	4,214

Cash and cash equivalents at end of period	—	953	3,965	—	4,918
Less cash and cash equivalents held for sale at end of period	—	—	273	—	273

Cash and cash equivalents of continuing operations at end of period	$—	$953	$3,692	$—	$4,645

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

The following table presents the condensed consolidating cash flow statement information for the year ended December 31, 2013:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$560	$540	$1,017	$(1,403)	$714
Less income from discontinued operations, net of taxes	—	29	(63)	—	(34)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	(607)	(796)	—	1,403	—
Dividends from subsidiaries	535	376	(497)	(414)	—
Amortization of fixed maturity discounts and premiums and limited partnerships	—	—	(105)	—	(105)
Net investment losses (gains)	—	(6)	70	—	64
Charges assessed to policyholders	—	—	(812)	—	(812)
Acquisition costs deferred	—	—	(363)	—	(363)
Amortization of deferred acquisition costs and intangibles	—	—	463	—	463
Deferred income taxes	24	(138)	14	—	(100)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	1	(60)	—	(59)
Stock-based compensation expense	26	—	13	—	39
Change in certain assets and liabilities:
Accrued investment income and other assets	2	67	(122)	—	(53)
Insurance reserves	—	—	1,644	—	1,644
Current tax liabilities	3	45	293	—	341
Other liabilities, policy and contract claims and other policy-related balances	(4)	(11)	(346)	—	(361)
Cash from operating activities—held for sale	—	—	21	—	21

Net cash from operating activities	539	107	1,167	(414)	1,399

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	4,891	—	4,891
Commercial mortgage loans	—	—	896	—	896
Restricted commercial mortgage loans related to securitization entities	—	—	60	—	60
Proceeds from sales of investments:
Fixed maturity and equity securities	—	150	3,997	—	4,147
Purchases and originations of investments:
Fixed maturity and equity securities	—	(150)	(10,308)	—	(10,458)
Commercial mortgage loans	—	—	(873)	—	(873)
Other invested assets, net	—	—	65	—	65
Policy loans, net	—	—	242	—	242
Intercompany notes receivable	(8)	(3)	95	(84)	—
Capital contributions to subsidiaries	(531)	(1)	532	—	—
Proceeds from sale of a subsidiary, net of cash transferred	—	425	(60)	—	365
Cash from investing activities—held for sale	—	(30)	115	—	85

Net cash from investing activities	(539)	391	(348)	(84)	(580)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	2,999	—	2,999
Withdrawals from universal life and investment contracts	—	—	(3,269)	—	(3,269)
Redemption and repurchase of non-recourse funding obligations	—	—	(28)	—	(28)
Proceeds from the issuance of long-term debt	—	793	—	—	793
Repayment and repurchase of long-term debt	—	(365)	—	—	(365)
Repayment of borrowings related to securitization entities	—	—	(108)	—	(108)
Proceeds from intercompany notes payable	—	(87)	3	84	—
Repurchase of subsidiary shares	—	—	(43)	—	(43)
Dividends paid to noncontrolling interests	—	—	(52)	—	(52)
Dividends paid to parent	—	(414)	—	414	—
Other, net	—	(49)	(4)	—	(53)
Cash from financing activities—held for sale	—	—	(23)	—	(23)

Net cash from financing activities	—	(122)	(525)	498	(149)

Effect of exchange rate changes on cash and cash equivalents	—	—	(109)	—	(109)

Net change in cash and cash equivalents	—	376	185	—	561
Cash and cash equivalents at beginning of period	—	843	2,810	—	3,653

Cash and cash equivalents at end of period	—	1,219	2,995	—	4,214
Less cash and cash equivalents held for sale at end of period	—	—	557	—	557

Cash and cash equivalents of continuing operations at end of period	$—	$1,219	$2,438	$—	$3,657

GENWORTH FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

For information on significant restrictions on dividends by, or loans or advances from, subsidiaries of Genworth Financial and Genworth Holdings, and the restricted net assets of those subsidiaries, see note 18.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

Under date of February 26, 2016, we reported on the consolidated balance sheets of Genworth Financial, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

February 26, 2016

Schedule I

Genworth Financial, Inc.

Summary of Investments—Other Than Investments in Related Parties

(Amounts in millions)

As of December 31, 2015, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$5,487	$6,203	$6,203
State and political subdivisions	2,287	2,438	2,438
Non-U.S. government	1,910	2,015	2,015
Public utilities	4,170	4,536	4,536
All other corporate bonds	41,307	43,005	43,005

Total fixed maturity securities	55,161	58,197	58,197
Equity securities	325	310	310
Commercial mortgage loans	6,170	xxxxx	6,170
Restricted commercial mortgage loans related to securitization entities	161	xxxxx	161
Policy loans	1,568	xxxxx	1,568
Other invested assets (1)	1,208	xxxxx	2,309
Restricted other invested assets related to securitization entities	413	xxxxx	413

Total investments	$65,006	xxxxx	$69,128

(1)	The amount shown in the consolidated balance sheet for other invested assets differs from amortized cost or cost presented, as other invested assets include certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Balance Sheets

(Amounts in millions)

	December 31,
	2015	2014
Assets
Investments in subsidiaries	$12,814	$14,895
Deferred tax asset	25	20
Other assets	—	2
Intercompany notes receivable	—	9

Total assets	$12,839	$14,926

Liabilities and stockholders’ equity
Liabilities:
Other liabilities	$13	$3
Intercompany notes payable	2	—

Total liabilities	15	3

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	11,949	11,997

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,236	2,431
Net unrealized gains (losses) on other-than-temporarily impaired securities	18	22

Net unrealized investment gains (losses)	1,254	2,453

Derivatives qualifying as hedges	2,045	2,070
Foreign currency translation and other adjustments	(289)	(77)

Total accumulated other comprehensive income (loss)	3,010	4,446
Retained earnings	564	1,179
Treasury stock, at cost	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	12,824	14,923

Total liabilities and stockholders’ equity	$12,839	$14,926

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Income

(Amounts in millions)

	Years ended December 31,
	2015	2014	2013
Revenues:
Net investment income	$(3)	$(2)	$(1)

Total revenues	(3)	(2)	(1)

Expenses:
Acquisition and operating expenses, net of deferrals	32	21	33

Total expenses	32	21	33

Loss before income taxes and equity in income (loss) of subsidiaries	(35)	(23)	(34)
Provision (benefit) from income taxes	(8)	(8)	13
Equity in income (loss) of subsidiaries	(579)	(1,229)	607
Loss from discontinued operations, net of taxes	(9)	—	—

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Comprehensive Income

(Amounts in millions)

	Years ended December 31,
	2015	2014	2013
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,181)	1,539	(1,778)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(4)	10	66
Derivatives qualifying as hedges	(25)	751	(590)
Foreign currency translation and other adjustments	(250)	(339)	(358)

Total other comprehensive income (loss)	(1,460)	1,961	(2,660)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(2,075)	$717	$(2,100)

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(615)	$(1,244)	$560
Less loss from discontinued operations, net of taxes	9	—	—
Adjustments to reconcile net income (loss) available to Genworth Financial, Inc.’s common stockholders to net cash from operating activities:
Equity in (income) loss from subsidiaries	579	1,229	(607)
Dividends from subsidiaries	—	—	535
Deferred income taxes	(4)	4	24
Stock-based compensation expense	21	21	26
Change in certain assets and liabilities:
Accrued investment income and other assets	3	(4)	2
Current tax liabilities	(3)	(2)	3
Other liabilities and other policy-related balances	2	11	(4)

Net cash from operating activities	(8)	15	539

Cash flows from investing activities:
Intercompany notes receivable	9	(1)	(8)
Capital contribution paid to subsidiaries	—	(12)	(531)

Net cash from investing activities	9	(13)	(539)

Cash flows from financing activities:
Other, net	(3)	(2)	—
Intercompany notes payable	2	—	—

Net cash from financing activities	(1)	(2)	—

Effect of exchange rate changes on cash and cash equivalents	—	—

Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

See Notes to Schedule II

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Genworth Financial, Inc.

(Parent Company Only)

Notes to Schedule II

Years Ended December 31, 2015, 2014 and 2013

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

The financial information contained herein has been prepared as if the reorganization occurred on January 1, 2013.

Genworth Financial is a holding company whose subsidiaries offer mortgage and long-term care insurance products and service life insurance, as well as annuities and other investment products.

(2) Commitments

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, each outstanding series of senior notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the senior notes indenture in respect of such senior notes. Genworth Financial also provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding subordinated notes and the holders of the subordinated notes, on an unsecured subordinated basis, of the full and punctual payment of the principal of, premium, if any and interest on, and all other amounts payable under, the outstanding subordinated notes, and the full and punctual payment of all other amounts payable by Genworth Holdings under the subordinated notes indenture in respect of the subordinated notes. Genworth Financial also provides a full and unconditional guarantee of Genworth Holdings’ obligations associated with Rivermont Life Insurance Company I and the Tax Matters Agreement.

Any obligations under Genworth Holdings’ credit agreement are unsecured and payment of Genworth Holdings’ obligations is fully and unconditionally guaranteed by Genworth Financial.

(3) Income Taxes

As of December 31, 2015 and 2014, Genworth Financial had a deferred tax asset of $25 million and $20 million, respectively, primarily comprised of share-based compensation. These amounts are undiscounted pursuant to the applicable rules governing deferred taxes. Genworth Financial’s current income tax receivable was zero and $3 million as of December 31, 2015 and 2014, respectively. Net cash received for taxes was $1 million, $23 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Schedule III

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liability for Policy and Contract Claims	Unearned Premiums
December 31, 2015
U.S. Mortgage Insurance	$22	$—	$—	$849	$258
Canada Mortgage Insurance	108	—	—	87	1,460
Australia Mortgage Insurance	35	—	—	165	963
U.S. Life Insurance	3,963	36,471	23,009	6,969	621
Runoff	270	4	3,200	18	6
Corporate and Other	—	—	—	7	—

Total	$4,398	$36,475	$26,209	$8,095	$3,308

December 31, 2014
U.S. Mortgage Insurance	$16	$—	$—	$1,180	$178
Canada Mortgage Insurance	112	—	—	91	1,548
Australia Mortgage Insurance	41	—	—	152	1,112
U.S. Life Insurance	4,390	35,911	22,874	6,434	639
Runoff	293	4	3,158	15	7
Corporate and Other	—	—	—	9	1

Total	$4,852	$35,915	$26,032	$7,881	$3,485

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III—Continued

Genworth Financial, Inc.

Supplemental Insurance Information

(Amounts in millions)

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2015
U.S. Mortgage Insurance	$602	$58	$222	$7	$158	$682
Canada Mortgage Insurance	466	130	96	35	85	641
Australia Mortgage Insurance	357	114	81	16	110	328
U.S. Life Insurance	3,128	2,701	5,288	816	832	3,115
Runoff	1	138	168	28	78	1
Corporate and Other	25	(3)	14	—	529	27

Total	$4,579	$3,138	$5,869	$902	$1,792	$4,794

December 31, 2014
U.S. Mortgage Insurance	$578	$59	$357	$5	$142	$628
Canada Mortgage Insurance	515	155	102	35	114	583
Australia Mortgage Insurance	406	144	78	15	113	509
U.S. Life Insurance	3,169	2,665	6,438	291	1,648	3,172
Runoff	3	129	156	37	87	2
Corporate and Other	29	(10)	24	—	386	19

Total	$4,700	$3,142	$7,155	$383	$2,490	$4,913

December 31, 2013
U.S. Mortgage Insurance	$554	$60	$412	$4	$146	$567
Canada Mortgage Insurance	560	170	139	31	121	499
Australia Mortgage Insurance	398	159	134	17	126	519
U.S. Life Insurance	2,957	2,621	4,594	298	841	2,963
Runoff	5	139	151	4	85	4
Corporate and Other	42	6	45	—	484	28

Total	$4,516	$3,155	$5,475	$354	$1,803	$4,580

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Previously Reported Material Weakness

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, we did not have adequate controls designed and in place to ensure that we correctly implemented changes made to one of the methodologies as part of our comprehensive long-term care insurance claim reserves review completed in the third quarter of 2014. Specifically, the design of our control relating to the review of the implementation of claim reserve assumption and methodology changes (the “review control”) was not modified in light of the complex nature and volume of changes required to our claim reserves system in order to implement all the assumption and methodology changes we made as part of the third quarter review. As a result, we failed to identify a $44 million after-tax calculation error. This amount was corrected in the fourth quarter of 2014 prior to issuing our consolidated financial statements. The control deficiency related to the claim reserve changes made in the third quarter, and did not result in a material misstatement in the consolidated financial statements; however, we previously concluded a material weakness existed in the controls in 2014 over the implementation of our long-term care insurance claim reserves assumption and methodology changes because such a misstatement could have occurred.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

With the oversight of our audit committee, we took corrective steps during 2015 to remediate the underlying causes of the material internal control weakness. The corrective steps we have taken, which are intended to ensure that assumption and methodology changes to the long-term care insurance claims reserves function as intended, include:

•	We separated our actuarial team responsibilities to provide that one team will develop and implement all significant assumption and methodology changes to the long-term care insurance claim reserves while another team will determine the nature and scope of the review required as a result of the changes, and then execute the review process.

•	We redesigned the “review control” over the implementation of assumption and methodology changes to our long-term care claim reserves. The redesigned control includes testing of our claim reserves calculation, on an individual claim basis, from the point at which the claim record is included in our policy administration system through the point at which our reserve is reported in our consolidated financial statements.

As of December 31, 2015, we have completed documentation and implementation of the new and revised internal controls described above. During the fourth quarter of 2015 and prior to the issuance of our consolidated financial statements for the year ended December 31, 2015, we completed sufficient instances of testing of the operating effectiveness of the new and revised internal controls and concluded that the above identified material weakness in our internal controls over financial reporting has now been fully remediated.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

/s/ Thomas J. McInerney
Thomas J. McInerney
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kelly L. Groh
Kelly L. Groh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Genworth Financial, Inc.:

We have audited Genworth Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Financial, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

February 26, 2016

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2015

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Positions
Thomas J. McInerney	59	President and Chief Executive Officer, Director
Kelly L. Groh	47	Executive Vice President and Chief Financial Officer
Kevin D. Schneider	54	Executive Vice President and Chief Operating Officer
Ward E. Bobitz	51	Executive Vice President and General Counsel
Lori M. Evangel	53	Executive Vice President and Chief Risk Officer
Michael S. Laming	64	Executive Vice President—Human Resources
Scott J. McKay	54	Executive Vice President—Chief Strategy Officer
Daniel J. Sheehan IV	50	Executive Vice President—Chief Investment Officer
William H. Bolinder	72	Director, member of Nominating and Corporate Governance and Risk Committees
G. Kent Conrad	67	Director, member of Nominating and Corporate Governance and Risk Committees
Melina E. Higgins	48	Director, member of Nominating and Corporate Governance and Risk Committees
Nancy J. Karch	68	Director, member of Management Development and Compensation and Nominating and Corporate Governance Committees
Christine B. Mead	60	Director, member of Audit and Management Development and Compensation Committees
David M. Moffett	64	Director, member of Nominating and Corporate Governance and Risk Committees
Thomas E. Moloney	72	Director, member of Audit and Risk Committees
James A. Parke	70	Director, member of Audit and Management Development and Compensation Committees
James S. Riepe	72	Non-Executive Chairman of the Board, member of Audit and Management Development and Compensation Committees

Executive Officers and Directors

The following sets forth certain biographical information with respect to our executive officers and directors listed above.

Thomas J. McInerney has been our President and Chief Executive Officer and a director since January 2013. Before joining our company, Mr. McInerney had served as a Senior Advisor to the Boston Consulting Group from June 2011 to December 2012, providing consulting and advisory services to leading insurance and financial services companies in the United States and Canada. From October 2009 to December 2010, Mr. McInerney was a member of ING Groep’s Management Board for Insurance, where he was the Chief Operating Officer of ING’s insurance and investment management business worldwide. Prior to that, he served in a variety of senior roles with ING Groep NV after serving in many leadership positions with Aetna, where he began his career as an insurance underwriter in June 1978. Mr. McInerney is a member of the Board of the American Council of Life Insurers and the Financial Services Roundtable. Mr. McInerney received a B.A. in Economics from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Kelly L. Groh has been our Executive Vice President and Chief Financial Officer (Principal Financial Officer) since October 2015, and has been our Principal Accounting Officer since May 2012. Ms. Groh previously served as the Company’s Vice President and Controller from May 2012 to November 2015 (Ms. Groh also served as Acting Chief Financial Officer of our U.S. life insurance businesses from August 2014 through January 2015). Ms. Groh served in the Company’s investment organization as Senior Vice President of Investment Portfolio Management from December 2010 to May 2012. From August 2008 to December 2010, she served as the Chief Financial Officer of the Company’s previous Retirement and Protection segment. From July 2004 to August 2008, she served as Senior Vice President, Finance, which role included responsibility for varying periods of time over the Financial Planning and Analysis and the Investor Relations functions. From March 1996 until the Company’s IPO in 2004, Ms. Groh served in various finance capacities for predecessor companies, including GE Financial Assurance Holdings, Inc. Prior to joining the Company, Ms. Groh was employed by Price Waterhouse, LLP (now PriceWaterhouseCoopers, LLP) from September 1990 to March 1996. Ms. Groh received a B.A. in Business Administration (Accounting) from the University of Washington and graduated from The Executive Program at the Darden Graduate School of Business at the University of Virginia. Ms. Groh is a certified public accountant.

Kevin D. Schneider has been our Executive Vice President and Chief Operating Officer since January 2016 and is responsible for all the daily operations and operating performance of our businesses. Prior to that, he was Executive Vice President—Global Mortgage Insurance from May 2015 to January 2016 (Executive Vice President-Genworth from May 2012 to May 2015) responsible for our global mortgage insurance businesses. From July 2008 until May 2012, Mr. Schneider was Senior Vice President—Genworth with continuing responsibility for the Company’s U.S. mortgage insurance business. Prior thereto, Mr. Schneider served as the President and Chief Executive Officer of the Company’s U.S. mortgage insurance business since the completion of the Company’s IPO in May 2004. Prior to the IPO, he was a Senior Vice President and Chief Commercial Officer of General Electric Mortgage Insurance Corporation since April 2003. From January 2003 to April 2003, Mr. Schneider was the Chief Quality Officer for GE Commercial Finance—Americas. From September 2001 to December 2002, he was a Quality Leader for GE Capital Corporate. From April 1998 to September 2001, Mr. Schneider was an Executive Vice President with GE Capital Rail Services. Prior thereto, he had been with GATX Corp. where he was a Vice President—Sales from November 1994 to April 1998 and a Regional Manager from October 1992 to November 1994. From July 1984 to October 1992, Mr. Schneider was with Ryder System where he held various positions. Mr. Schneider received a B.S. degree in Industrial Labor Relations from Cornell University and an M.B.A. from the Kellogg Business School.

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

Scott J. McKay has been our Executive Vice President—Chief Strategy Officer since January 2016. Prior to that, he was Executive Vice President—Chief Information Officer from January 2015 to January 2016 and leader of Business and Product Strategy for the U.S. life insurance businesses from March 2013 to January 2015. Mr. McKay served as our Senior Vice President—Chief Information Officer from January 2009 to January 2015. He had served as our Senior Vice President—Operations & Quality and Chief Information Officer from August 2004 to December 2008. Prior thereto, he was Senior Vice President—Operations & Quality since the completion of our IPO in May 2004 to August 2004. Prior to the IPO, he was the Senior Vice President, Operations & Quality of GEFAHI since December 2002. From July 1993 to December 2002, Mr. McKay served in various information technology related positions at GEFAHI’s subsidiaries, including Chief Technology Officer, and Chief Information Officer of Federal Home Life Assurance Company. Prior thereto, he was Officer and Director of Applications for United Pacific Life Insurance Company from July 1992 to July 1993, and an IT consultant for Sycomm Systems and Data Executives, Inc. from January 1985 to July 1992. Mr. McKay received a B.S. in Computer Science from West Chester University of Pennsylvania.

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

Melina E. Higgins has served as a member of our board of directors since September 2013. Ms. Higgins retired in 2010 from a nearly 20-year career at The Goldman Sachs Group Inc., where she served as a Managing Director from 2001 and a Partner from 2002. During her tenure at Goldman Sachs, Ms. Higgins served as Head of the Americas and Co-Chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds, which managed over $30 billion of assets. She also served as a member of the Investment Committee for the Principal Investment Area, which oversaw and approved global private equity and private debt investments. Goldman’s Principal Investment Area was one of the largest alternative asset managers in the world. Ms. Higgins has served as a director of Mylan, Inc. since February 2013. Ms. Higgins has also served as non-executive chairman of the board of Antares Midco, Inc. since January 2016 and is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. Ms. Higgins received a B.A. in Economics and Spanish from Colgate University and an M.B.A. from Harvard Business School.

Nancy J. Karch has served as a member of our board of directors since October 2005. Ms. Karch was a Senior Partner of McKinsey & Company, an independent consulting firm, from 1988 until her retirement in 2000. Prior thereto, Ms. Karch served in various executive capacities at McKinsey since 1974. She has served as a director of Kimberly-Clark Corp. since June 2010, Kate Spade & Company (formerly Fifth & Pacific Companies, Inc. and Liz Claiborne, Inc.) since January 2000 and became the non-executive Chairman of the Board in May 2013, and MasterCard Incorporated since January 2007. She also previously served as a director of CEB (The Corporate Executive Board, Inc.) from October 2001 until January 2015. Ms. Karch is also on the board of the Northern Westchester Hospital and Northwell Health, both not-for-profit organizations. Ms. Karch received a B.A. in Mathematics from Cornell University, an M.S. in Mathematics from Northeastern University and an M.B.A. from Harvard Business School.

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

David M. Moffett has served as a member of our board of directors since December 2012. Mr. Moffett was the Chief Executive Officer and a director of the Federal Home Loan Mortgage Corporation from September 2008 until his retirement in March 2009. Prior to this position, Mr. Moffett served as a Senior Advisor with the Carlyle Group LLC from May 2007 to September 2008. Mr. Moffett also served as the Vice Chairman and Chief Financial Officer of U.S. Bancorp from 2001 to 2007, after its merger with Firstar Corporation, having previously served as Vice Chairman and Chief Financial Officer of Firstar Corporation from 1998 to 2001 and as Chief Financial Officer of StarBanc Corporation, a predecessor to Firstar Corporation, from 1993 to 1998. Mr. Moffett has served as a director of CIT Group Inc. since July 2010, CSX Corporation since May 2015, and PayPal Holdings, Inc. since July 2015 (currently serving as its Lead Director). He also previously served on the boards of directors of eBay Inc. from July 2007 to July 2015 and MBIA Inc. from May 2007 to September 2008, The E.W. Scripps Company from May 2007 to September 2008 and Building Materials Holding Corporation from May 2006 to November 2008. Mr. Moffett also serves as a trustee on the boards of Columbia Fund Series Trust I and Columbia Funds Variable Insurance Trust, overseeing approximately 52 funds within the Columbia Funds mutual fund complex. He also serves as a trustee for the University of Oklahoma Foundation. Mr. Moffett holds a B.A. degree in Economics from the University of Oklahoma and an M.B.A. degree from Southern Methodist University.

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

James A. Parke has served as a member of our board of directors since May 2004. Mr. Parke retired as Vice Chairman and Chief Financial Officer of GE Capital Services and a Senior Vice President at General Electric Company (“GE”) in December 2005. He had served in those positions since 2002. From 1989 to 2002 he was Senior Vice President and Chief Financial Officer at GE Capital Services and a Vice President of GE. Prior thereto, from 1981 to 1989 he held various management positions in several GE businesses. He serves as a director of First Community Bancorp. in Glasgow, Montana. He also serves on the board of buildOn, a not-for-profit corporation, and is active at Concordia College, serving as a member of its Investment Committee and as chairman of the Offutt School of Business Global Advisory Council. Mr. Parke received a B.A. in History, Political Science and Economics from Concordia College in Minnesota.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Number	Description

2.1	Agreement and Plan of Merger, dated as of April 1, 2013, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Sub XLVI, Inc. (renamed Genworth Financial, Inc.) and Sub XLII, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 1, 2013)

2.2	Offer Management Agreement, dated as of April 23, 2014, among Genworth Mortgage Insurance Australia Limited, Genworth Financial, Inc., Genworth Financial Mortgage Insurance Pty Limited, Genworth Financial Mortgage Indemnity Limited and the joint lead managers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 21, 2014)

2.3	Irrevocable Offer Deed, dated as of July 22, 2015, by AXA S.A. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.4	Letter Agreement, dated as of July 22, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

2.5	Sale and Purchase Agreement, dated as of September 17, 2015, by and among Genworth Financial, Inc., Brookfield Life and Annuity Insurance Company Limited, European Group Financing Company Limited, Genworth Financial International Holdings, Inc. and AXA S.A. (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

Number	Description

2.6	Master Agreement, dated as of September 30, 2015, by and between Genworth Life and Annuity Insurance Company and Protective Life Insurance Company (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

3.1	Amended and Restated Certificate of Incorporation of Genworth Financial, Inc., dated as of April 1, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 1, 2013)

3.2	Amended and Restated Bylaws of Genworth Financial, Inc., dated as of October 5, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 5, 2015)

4.1	Specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

4.2	Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006)

4.3	First Supplemental Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006)

4.4	Second Supplemental Indenture, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2013)

4.5	Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.6	Supplemental Indenture No. 1, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York (successor to JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.7	Supplemental Indenture No. 4, dated as of May 22, 2008, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 22, 2008)

4.8	Supplemental Indenture No. 5, dated as of December 8, 2009, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 8, 2009)

4.9	Supplemental Indenture No. 6, dated as of June 24, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 24, 2010)

4.10	Supplemental Indenture No. 7, dated as of November 22, 2010, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2010)

Number	Description

4.11	Supplemental Indenture No. 8, dated as of March 25, 2011, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2011)

4.12	Supplemental Indenture No. 9, dated as of April 1, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2013)

4.13	Supplemental Indenture No. 10, dated as of August 8, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2013)

4.14	Supplemental Indenture No. 11, dated as of December 10, 2013, among Genworth Holdings, Inc., Genworth Financial, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2013)

10.1	Credit Agreement, dated as of September 26, 2013, among Genworth Financial, Inc., as guarantor, Genworth Holdings, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Bank PLC and Bank of America, N.A., as co-syndication agents, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA and UBS Securities LLC, as co-documentation agents, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch Pierce Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on September 27, 2013)

10.2	Master Agreement, dated July 7, 2009, among Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada, Genworth MI Canada Inc. and Brookfield Life Assurance Company Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2009)

10.2.1	Amendment No.1 to Master Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Financial Mortgage Insurance Company Canada and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2013)

10.2.2	Assignment and Amending Agreement for Master Agreement, dated October 1, 2015, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Financial Mortgage Insurance Company Canada and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.3	Shareholder Agreement, dated July 7, 2009, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2009)

10.3.1	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation of North Carolina (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

Number	Description

10.3.2	Assignment and Assumption Agreement for Shareholder Agreement, dated August 9, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Holdings, LLC and Genworth Mortgage Insurance Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3.3	Assignment and Assumption Agreement for Shareholder Agreement, dated August 10, 2011, among Genworth MI Canada Inc., Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Brookfield Life Assurance Company Limited, Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3.4	Amending Agreement, dated April 1, 2013, among Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. (renamed Genworth Holdings, Inc.), Genworth Mortgage Holdings, LLC, Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina, Genworth Financial International Holdings, Inc., Genworth Residential Mortgage Assurance Corporation and Sub XLVI, Inc. (renamed Genworth Financial, Inc.) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 1, 2013)

10.3.5	Assignment and Assumption Agreement for Shareholder Agreement, dated July 11, 2014, among Genworth MI Canada Inc., Genworth Mortgage Insurance Corporation and Genworth Residential Mortgage Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.3.6

Assignment and Amending Agreement for Shareholder Agreement, dated October 1, 2015, among

Genworth MI Canada Inc., Brookfield Life Assurance Company Limited, Genworth Holdings, Inc., Genworth Financial, Inc., Genworth Mortgage Insurance Corporation, Genworth Mortgage Insurance Corporation of North Carolina and Genworth Financial International Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.4	Master Agreement, dated April 23, 2014, between Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.5	Shareholder Agreement, dated May 21, 2014, among Genworth Mortgage Insurance Australia Limited, Brookfield Life Assurance Company Limited, Genworth Financial International Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014)

10.5.1	Accession and Retirement Deed, dated September 15, 2015, among Genworth Financial International Holdings, Inc., Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.5.2	Accession and Retirement Deed, dated October 1, 2015, among Genworth Financial International Holdings, LLC, Genworth Holdings, Inc., Brookfield Life Assurance Company Limited, Genworth Financial, Inc. and Genworth Mortgage Insurance Australia Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2015)

10.6	Restated Tax Matters Agreement, dated as of February 1, 2006, by and among General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc., GEI, Inc. and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

Number	Description

10.6.1	Consent and Agreement to Become a Party to Restated Tax Matters Agreement, dated April 1, 2013, among Genworth Financial, Inc., Genworth Holdings, Inc., General Electric Company, General Electric Capital Corporation, GE Financial Assurance Holdings, Inc. and GEI, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2013)

10.7	Canadian Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation, GECMIC Holdings Inc., GE Capital Mortgage Insurance Company (Canada) (now known as Genworth Financial Mortgage Insurance Company Canada) and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed on June 7, 2004)

10.8	European Tax Matters Agreement, dated as of May 24, 2004, among General Electric Company, General Electric Capital Corporation and Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K filed on June 7, 2004)

10.9	Australian Tax Matters Agreement, dated as of May 24, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K field on June 7, 2004)

10.10	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (No. 333-112009) (the “Registration Statement”))

10.10.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.11	Coinsurance Agreement, dated as of April 15, 2004, by and between Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Registration Statement)

10.11.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.12	Coinsurance Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.12.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.8.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13	Coinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Registration Statement)

10.13.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.9.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.13.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.14	Coinsurance Agreement, dated as of April 15, 2004, by and between American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.15 to the Registration Statement)

10.14.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.14.2	Third Amendment to Coinsurance Agreement (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.15	Coinsurance Agreement, dated as of April 15, 2004, between First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.54 to the Registration Statement)

10.15.1	Amendments to Coinsurance Agreement (incorporated by reference to Exhibit 10.11.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.16	Retrocession Agreement, dated as of April 15, 2004, by and between General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Registration Statement)

10.16.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17	Retrocession Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.17 to the Registration Statement)

10.17.1	Amendments to Retrocession Agreement (incorporated by reference to Exhibit 10.13.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.17.2	Third Amendment to Retrocession Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.18	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.18 to the Registration Statement)

10.18.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.18.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.19	Reinsurance Agreement, dated as of April 15, 2004, by and between GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and Union Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.19.1	First Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.19.2	Second Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

Number	Description

10.19.3	Third Amendment to Reinsurance Agreement (incorporated by reference to Exhibit 10.16.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.20	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, General Electric Capital Assurance Company (now known as Genworth Life Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.48 to the Registration Statement)

10.21	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, Federal Home Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.51 to the Registration Statement)

10.22	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, First Colony Life Insurance Company (merged with and into Genworth Life and Annuity Insurance Company, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.53 to the Registration Statement)

10.23	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Insurance Company, American Mayflower Life Insurance Company of New York (merged with and into Genworth Life Insurance Company of New York, effective January 1, 2007) and The Bank of New York (incorporated by reference to Exhibit 10.49 to the Registration Statement)

10.24	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Life and Annuity Assurance Company (now known as Genworth Life and Annuity Insurance Company) and The Bank of New York (incorporated by reference to Exhibit 10.50 to the Registration Statement)

10.25	Trust Agreement, dated as of April 15, 2004, among Union Fidelity Life Insurance Company, GE Capital Life Assurance Company of New York (now known as Genworth Life Insurance Company of New York) and The Bank of New York (incorporated by reference to Exhibit 10.52 to the Registration Statement)

10.26	Trust Agreement, dated as of December 1, 2009, among Union Fidelity Life Insurance Company, Genworth Life Insurance Company of New York and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.27	Capital Maintenance Agreement, dated as of January 1, 2004, by and between Union Fidelity Life Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.27.1	Amendment No. 1 to Capital Maintenance Agreement, dated as of December 1, 2013, by and between General Electric Capital Corporation and Union Fidelity Life Insurance Company (received by Genworth Financial, Inc. with all required signatures for effectiveness from General Electric Capital Corporation and Union Fidelity Life Insurance Company in February 2015) (incorporated by reference to Exhibit 10.27.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014

10.28	Replacement Capital Covenant, dated November 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2006)

10.29	Assignment and Assumption Agreement, dated as of April 1, 2013, between Genworth Holdings, Inc. and Genworth Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2013)

Number	Description

10.30§	2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registration Statement)

10.30.1§	First Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.30.2§	Second Amendment to the Genworth Financial, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2009)

10.31§	Amended & Restated Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial Canada Stock Savings Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.32§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial, Inc. U.K. Share Incentive Plan (incorporated by reference to Exhibit 10.52.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.33§	Sub-Plan under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan: Genworth Financial U.K. Share Option Plan (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.34§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56.1 to the Current Report on Form 8-K filed on December 30, 2004)

10.34.1§	Form of Deferred Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (for grants after January 1, 2010) (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.34.2§	Form of Stock Option Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.3§	Form of Stock Appreciation Rights Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2007)

10.34.4§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011)

10.34.5§	Form of Restricted Stock Unit Award Agreement under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.35§	2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2012)

10.35.1§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.35.2§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

Number	Description

10.35.3§	Form of Deferred Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended June 30, 2012)

10.35.4§	Form of Stock Appreciation Rights with a Maximum Share Value—Executive Officer Retention Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 1, 2012)

10.35.5§	Stock Appreciation Rights with a Maximum Share Value—CEO New Hire Grant under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35.6§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.35.7§	Form of Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.35.8§	Form of Stock Appreciation Rights with a Maximum Share Value Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.36§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013)

10.37§	Policy Regarding Personal Use of Non-Commercial Aircraft by Executive Officers (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on July 21, 2006)

10.38§	Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.38.1§	Amendment to the Genworth Financial, Inc. Amended and Restated 2005 Change of Control Plan (incorporated by reference to Exhibit 10.34.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.39§	Genworth Financial, Inc. 2011 Change of Control Plan (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.39.1§	Amendment to the Genworth Financial, Inc. 2011 Change of Control Plan (incorporated by reference to Exhibit 10.35.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.40§	Amended and Restated Genworth Financial, Inc. Leadership Life Insurance Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.41§	Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2005)

10.41.1§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2007)

Number	Description

10.41.2§	Amendment to the Genworth Financial, Inc. Executive Life Program (incorporated by reference to Exhibit 10.38.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.42§	Director Compensation Summary (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

10.43§	Annuity Contribution Arrangement with Leon E. Roday (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009)

10.44§	Separation Agreement and Release, dated July 24, 2014, between Genworth Financial, Inc. and James Boyle (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014)

10.45§	Amendment to Stock Options and Stock Appreciation Rights under the 2004 Genworth Financial, Inc. Omnibus Incentive Plan and the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015)

10.46§	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2015)

10.47§	Amended and Restated Genworth Financial, Inc. Supplemental Executive Retirement Plan (filed herewith)

10.48§	Amended and Restated Genworth Financial, Inc. Retirement and Savings Restoration Plan (filed herewith)

10.49§	Amended and Restated Genworth Financial, Inc. Deferred Compensation Plan (filed herewith)

10.50§	Amended and Restated Genworth Financial, Inc. 2014 Change of Control Plan (filed herewith)

10.51§	Amended and Restated Genworth Financial, Inc. 2015 Key Employee Severance Plan (filed herewith)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

21	Subsidiaries of the registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

24	Powers of Attorney (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Thomas J. McInerney (filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

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

Dated: February 26, 2016

GENWORTH FINANCIAL, INC.

By:	/s/ Thomas J. McInerney
Name:	Thomas J. McInerney
Title:	President and Chief Executive Officer; Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 26, 2016

	/s/ Thomas J. McInerney Thomas J. McInerney	President and Chief Executive Officer; Director (Principal Executive Officer)

	/s/ Kelly L. Groh Kelly L. Groh	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

	* William H. Bolinder	Director

	* G. Kent Conrad	Director

	* Nancy J. Karch	Director

	* Melina E. Higgins	Director

	* Christine B. Mead	Director

	* David M. Moffett	Director

	* Thomas E. Moloney	Director

	* James A. Parke	Director

	* James S. Riepe	Director

*By	/s/ Thomas J. McInerney
Thomas J. McInerney Attorney-in-Fact