Form 10-Q
period 2016-03-31
GENWORTH FINANCIAL INC
filed 2016-04-29
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2016, 498,470,047 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$60,290	$58,197
Equity securities available-for-sale, at fair value	431	310
Commercial mortgage loans	6,179	6,170
Restricted commercial mortgage loans related to securitization entities	155	161
Policy loans	1,565	1,568
Other invested assets	2,923	2,309
Restricted other invested assets related to securitization entities, at fair value	422	413

Total investments	71,965	69,128
Cash and cash equivalents	4,043	5,965
Accrued investment income	720	653
Deferred acquisition costs	4,235	4,398
Intangible assets and goodwill	291	357
Reinsurance recoverable	17,587	17,245
Other assets	577	520
Deferred tax asset	—	155
Separate account assets	7,624	7,883
Assets held for sale	131	127

Total assets	$107,173	$106,431

Liabilities and equity
Liabilities:
Future policy benefits	$36,776	$36,475
Policyholder account balances	26,354	26,209
Liability for policy and contract claims	8,177	8,095
Unearned premiums	3,378	3,308
Other liabilities ($42 and $46 of other liabilities are related to securitization entities)	3,596	3,004
Borrowings related to securitization entities ($85 and $81 are at fair value)	173	179
Non-recourse funding obligations	310	1,920
Long-term borrowings	4,232	4,570
Deferred tax liability	449	24
Separate account liabilities	7,624	7,883
Liabilities held for sale	131	127

Total liabilities	91,200	91,794

Commitments and contingencies
Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 587 million and 586 million shares issued as of March 31, 2016 and December 31, 2015, respectively; 498 million shares outstanding as of March 31, 2016 and December 31, 2015	1	1
Additional paid-in capital	11,952	11,949

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,043	1,236
Net unrealized gains (losses) on other-than-temporarily impaired securities	14	18

Net unrealized investment gains (losses)	2,057	1,254

Derivatives qualifying as hedges	2,302	2,045
Foreign currency translation and other adjustments	(174)	(289)

Total accumulated other comprehensive income (loss)	4,185	3,010
Retained earnings	617	564
Treasury stock, at cost (88 million shares as of March 31, 2016 and December 31, 2015)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,055	12,824
Noncontrolling interests	1,918	1,813

Total equity	15,973	14,637

Total liabilities and equity	$107,173	$106,431

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Premiums	$794	$1,143
Net investment income	789	781
Net investment gains (losses)	(19)	(16)
Policy fees and other income	221	227

Total revenues	1,785	2,135

Benefits and expenses:
Benefits and other changes in policy reserves	860	1,192
Interest credited	177	180
Acquisition and operating expenses, net of deferrals	394	267
Amortization of deferred acquisition costs and intangibles	99	95
Interest expense	105	107

Total benefits and expenses	1,635	1,841

Income before income taxes	150	294
Provision for income taxes	23	91

Income from continuing operations	127	203
Income (loss) from discontinued operations, net of taxes	(19)	1

Net income	108	204
Less: net income attributable to noncontrolling interests	55	50

Net income available to Genworth Financial, Inc.’s common stockholders	$53	$154

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.14	$0.31

Diluted	$0.14	$0.31

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.11	$0.31

Diluted	$0.11	$0.31

Weighted-average common shares outstanding:
Basic	498.0	497.0

Diluted	499.4	498.9

Supplemental disclosures:
Total other-than-temporary impairments	$(11)	$(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(11)	(3)
Other investments gains (losses)	(8)	(13)

Total net investment gains (losses)	$(19)	$(16)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2016	2015
Net income	$108	$204
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	807	323
Net unrealized gains (losses) on other-than-temporarily impaired securities	(4)	2
Derivatives qualifying as hedges	257	177
Foreign currency translation and other adjustments	216	(370)

Total other comprehensive income (loss)	1,276	132

Total comprehensive income (loss)	1,384	336
Less: comprehensive income attributable to noncontrolling interests	156	(64)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,228	$400

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637

Comprehensive income (loss):
Net income	—	—	—	53	—	53	55	108
Other comprehensive income (loss), net of taxes	—	—	1,175	—	—	1,175	101	1,276

Total comprehensive income (loss)						1,228	156	1,384
Dividends to noncontrolling interests	—	—	—	—	—	—	(52)	(52)
Stock-based compensation expense and exercises and other	—	3	—	—	—	3	1	4

Balances as of March 31, 2016	$1	$11,952	$4,185	$617	$(2,700)	$14,055	$1,918	$15,973

Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Comprehensive income (loss):
Net income	—	—	—	154	—	154	50	204
Other comprehensive income (loss), net of taxes	—	—	246	—	—	246	(114)	132

Total comprehensive income (loss)						400	(64)	336
Dividends to noncontrolling interests	—	—	—	—	—	—	(54)	(54)
Stock-based compensation expense and exercises and other	—	1	—	—	—	1	1	2

Balances as of March 31, 2015	$1	$11,998	$4,692	$1,333	$(2,700)	$15,324	$1,757	$17,081

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$108	$204
Less (income) loss from discontinued operations, net of taxes	19	(1)
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of subsidiary	(20)	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(38)	(21)
Net investment losses (gains)	19	16
Charges assessed to policyholders	(191)	(196)
Acquisition costs deferred	(50)	(86)
Amortization of deferred acquisition costs and intangibles	99	95
Deferred income taxes	7	25
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	21	18
Stock-based compensation expense	7	(3)
Change in certain assets and liabilities:
Accrued investment income and other assets	(159)	(25)
Insurance reserves	36	443
Current tax liabilities	(8)	(9)
Other liabilities, policy and contract claims and other policy-related balances	406	202
Cash from operating activities—held for sale	—	(38)

Net cash from operating activities	256	624

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	840	1,089
Commercial mortgage loans	192	198
Restricted commercial mortgage loans related to securitization entities	6	13
Proceeds from sales of investments:
Fixed maturity and equity securities	905	418
Purchases and originations of investments:
Fixed maturity and equity securities	(2,042)	(1,802)
Commercial mortgage loans	(200)	(247)
Other invested assets, net	34	(89)
Policy loans, net	10	—
Cash from investing activities—held for sale	—	54

Net cash from investing activities	(255)	(366)

Cash flows from financing activities:
Deposits to universal life and investment contracts	571	630
Withdrawals from universal life and investment contracts	(517)	(527)
Redemption of non-recourse funding obligations	(1,620)	(13)
Repayment and repurchase of long-term debt	(326)	—
Repayment of borrowings related to securitization entities	(10)	(11)
Dividends paid to noncontrolling interests	(52)	(54)
Other, net	13	37
Cash from financing activities—held for sale	—	(27)

Net cash from financing activities	(1,941)	35

Effect of exchange rate changes on cash and cash equivalents (includes $— and $(4) related to businesses held for sale)	31	(53)

Net change in cash and cash equivalents	(1,909)	240
Cash and cash equivalents at beginning of period	5,993	4,918

Cash and cash equivalents at end of period	4,084	5,158
Less cash and cash equivalents held for sale at end of period	41	221

Cash and cash equivalents of continuing operations at end of period	$4,043	$4,937

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

We operate our business through the following five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes and guaranteed investment contracts. We no longer offer retail and group variable annuities but continue to service our existing blocks of business.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 1, 2015, we completed the sale of our lifestyle protection insurance business, which had previously been designated as a non-core business. Prior to its sale, our lifestyle protection insurance business was reported as discontinued operations and its financial position, results of operations and cash flows were separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 12 for additional information.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2015 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

We have revised our condensed consolidated statement of cash flows previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 to reflect a correction related to the calculation of the change in reinsurance recoverable that impacted the lines “insurance reserves” and “other liabilities, policy and contract claims and other policy-related balances.” As a result, the change in insurance reserves decreased by $171 million and the change in other liabilities, policy and contract claims and other policy-related balances increased by $171 million. The revisions had no impact on net cash flows from operating activities or the total change in cash and cash equivalents within our condensed consolidated statement of cash flows. Additionally, there was no impact on our unaudited condensed consolidated balance sheet or unaudited condensed consolidated statement of income.

(2) Accounting Changes

Accounting Pronouncement Recently Adopted

On January 1, 2016, we adopted new accounting guidance related to consolidation. The new guidance primarily impacts limited partnerships and similar legal entities, evaluation of fees paid to a decision maker as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination and certain investment funds. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the accounting for stock compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for us on January 1, 2017, with early adoption permitted. We are in the process of determining the impact from this guidance on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance related to transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The guidance is effective for us on January 1, 2017, with early adoption permitted. We do not expect any significant impact from this guidance on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance related to the assessment of contingent put and call options in debt instruments. The guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The guidance is effective for us on January 1, 2017, with early adoption permitted. We are in the process of determining the impact from this guidance on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance related to the effect of derivative contract novations on existing hedge accounting relationships. The guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for us on January 1, 2017, with early adoption permitted. This guidance is consistent with our accounting for derivative contract novations and, accordingly, we do not expect any impact on our consolidated financial statements.

In February 2016, the FASB issued new accounting guidance related to the accounting for leases. The new guidance generally requires lessees to recognize both a right-to-use asset and a corresponding liability on the balance sheet. The guidance is effective for us on January 1, 2019, with early adoption permitted. We are still in the process of evaluating the impact this guidance will have on our consolidated financial statements.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2016	2015
Weighted-average shares used in basic earnings (loss) per common share calculations	498.0	497.0
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	1.4	1.9

Weighted-average shares used in diluted earnings (loss) per common share calculations	499.4	498.9

Income from continuing operations:
Income from continuing operations	$127	$203
Less: income from continuing operations attributable to noncontrolling interests	55	50

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$72	$153

Basic per common share	$0.14	$0.31

Diluted per common share	$0.14	$0.31

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$(19)	$1
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(19)	$1

Basic per common share	$(0.04)	$—

Diluted per common share	$(0.04)	$—

Net income:
Income from continuing operations	$127	$203
Income (loss) from discontinued operations, net of taxes	(19)	1

Net income	108	204
Less: net income attributable to noncontrolling interests	55	50

Net income available to Genworth Financial, Inc.’s common stockholders	$53	$154

Basic per common share	$0.11	$0.31

Diluted per common share	$0.11	$0.31

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016	2015
Fixed maturity securities—taxable	$641	$632
Fixed maturity securities—non-taxable	3	3
Commercial mortgage loans	81	85
Restricted commercial mortgage loans related to securitization entities	2	4
Equity securities	5	4
Other invested assets	38	40
Restricted other invested assets related to securitization entities	2	1
Policy loans	35	33
Cash, cash equivalents and short-term investments	5	3

Gross investment income before expenses and fees	812	805
Expenses and fees	(23)	(24)

Net investment income	$789	$781

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016	2015
Available-for-sale securities:
Realized gains	$16	$15
Realized losses	(23)	(12)

Net realized gains (losses) on available-for-sale securities	(7)	3

Impairments:
Total other-than-temporary impairments	(11)	(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(11)	(3)

Trading securities	28	6
Commercial mortgage loans	1	2
Net gains (losses) related to securitization entities	8	8
Derivative instruments (1)	(38)	(32)

Net investment gains (losses)	$(19)	$(16)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2016 and 2015 was $240 million and $139 million, respectively, which was approximately 91% and 93%, respectively, of book value.

The following represents the activity for credit losses recognized in net income on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the three months ended March 31:

(Amounts in millions)	2016	2015
Beginning balance	$64	$83
Reductions:
Securities sold, paid down or disposed	(1)	(5)

Ending balance	$63	$78

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2016	December 31, 2015
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$4,767	$3,140
Equity securities	(23)	(10)

Subtotal	4,744	3,130
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,439)	(1,070)
Income taxes, net	(1,153)	(711)

Net unrealized investment gains (losses)	2,152	1,349
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	95	95

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,057	$1,254

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the three months ended March 31:

(Amounts in millions)	2016	2015
Beginning balance	$1,254	$2,453
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,596	943
Adjustment to deferred acquisition costs	(142)	(98)
Adjustment to present value of future profits	(34)	(20)
Adjustment to sales inducements	(19)	(15)
Adjustment to benefit reserves	(174)	(323)
Provision for income taxes	(436)	(162)

Change in unrealized gains (losses) on investment securities	791	325
Reclassification adjustments to net investment (gains) losses, net of taxes of $(6) and $—	12	—

Change in net unrealized investment gains (losses)	803	325
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	—	30

Ending balance	$2,057	$2,748

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of March 31, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,389	$1,135	$—	$—	$—	$6,524
State and political subdivisions	2,272	262	—	(17)	—	2,517
Non-U.S. government	1,944	138	—	(2)	—	2,080
U.S. corporate:
Utilities	3,752	530	—	(13)	—	4,269
Energy	2,193	85	—	(114)	—	2,164
Finance and insurance	5,357	476	10	(28)	—	5,815
Consumer—non-cyclical	3,838	522	—	(6)	—	4,354
Technology and communications	2,147	175	—	(22)	—	2,300
Industrial	1,165	82	—	(22)	—	1,225
Capital goods	1,801	254	—	(5)	—	2,050
Consumer—cyclical	1,568	135	—	(11)	—	1,692
Transportation	1,035	105	—	(8)	—	1,132
Other	362	29	—	(3)	—	388

Total U.S. corporate	23,218	2,393	10	(232)	—	25,389

Non-U.S. corporate:
Utilities	1,038	56	—	(10)	—	1,084
Energy	1,459	48	—	(70)	—	1,437
Finance and insurance	2,471	154	—	(6)	—	2,619
Consumer—non-cyclical	735	36	—	(5)	—	766
Technology and communications	994	59	—	(14)	—	1,039
Industrial	1,047	32	—	(45)	—	1,034
Capital goods	594	31	—	(15)	—	610
Consumer—cyclical	538	10	—	(4)	—	544
Transportation	561	62	—	(3)	—	620
Other	2,669	224	—	(17)	—	2,876

Total non-U.S. corporate	12,106	712	—	(189)	—	12,629

Residential mortgage-backed	4,716	403	9	(6)	—	5,122
Commercial mortgage-backed	2,588	133	3	(10)	(1)	2,713
Other asset-backed	3,381	12	1	(78)	—	3,316

Total fixed maturity securities	55,614	5,188	23	(534)	(1)	60,290
Equity securities	461	12	—	(42)	—	431

Total available-for-sale securities	$56,075	$5,200	$23	$(576)	$(1)	$60,721

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities	Fair value	Gross unrealized losses (1)	Number of securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$—	$—	—	$202	$(17)	19	$202	$(17)	19
Non-U.S. government	93	(2)	17	—	—	—	93	(2)	17
U.S. corporate	2,610	(141)	344	1,203	(91)	167	3,813	(232)	511
Non-U.S. corporate	1,665	(87)	209	700	(102)	102	2,365	(189)	311
Residential mortgage-backed	349	(2)	48	104	(4)	35	453	(6)	83
Commercial mortgage-backed	331	(8)	58	113	(3)	23	444	(11)	81
Other asset-backed	1,741	(36)	320	368	(42)	63	2,109	(78)	383

Subtotal, fixed maturity securities	6,789	(276)	996	2,690	(259)	409	9,479	(535)	1,405
Equity securities	136	(25)	170	59	(17)	29	195	(42)	199

Total for securities in an unrealized loss position	$6,925	$(301)	1,166	$2,749	$(276)	438	$9,674	$(577)	1,604

% Below cost—fixed maturity securities:
<20% Below cost	$6,677	$(229)	974	$2,410	$(127)	362	$9,087	$(356)	1,336
20%-50% Below cost	110	(44)	19	272	(120)	43	382	(164)	62
>50% Below cost	2	(3)	3	8	(12)	4	10	(15)	7

Total fixed maturity securities	6,789	(276)	996	2,690	(259)	409	9,479	(535)	1,405

% Below cost—equity securities:
<20% Below cost	83	(7)	152	12	—	6	95	(7)	158
20%-50% Below cost	53	(18)	18	47	(17)	23	100	(35)	41

Total equity securities	136	(25)	170	59	(17)	29	195	(42)	199

Total for securities in an unrealized loss position	$6,925	$(301)	1,166	$2,749	$(276)	438	$9,674	$(577)	1,604

Investment grade	$5,974	$(207)	892	$2,362	$(172)	357	$8,336	$(379)	1,249
Below investment grade (2)	951	(94)	274	387	(104)	81	1,338	(198)	355

Total for securities in an unrealized loss position	$6,925	$(301)	1,166	$2,749	$(276)	438	$9,674	$(577)	1,604

(1)	Amounts included $1 million of unrealized losses on other-than-temporarily impaired securities.
(2)	Amounts that have been in a continuous unrealized loss position for 12 months or more included $1 million of unrealized losses on other-than-temporarily impaired securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of March 31, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$214	$(9)	31	$101	$(4)	16	$315	$(13)	47
Energy	961	(83)	131	171	(31)	27	1,132	(114)	158
Finance and insurance	489	(9)	55	322	(19)	41	811	(28)	96
Consumer—non-cyclical	128	(2)	16	124	(4)	20	252	(6)	36
Technology and communications	268	(13)	36	133	(9)	18	401	(22)	54
Industrial	195	(12)	24	102	(10)	17	297	(22)	41
Capital goods	52	(2)	11	61	(3)	8	113	(5)	19
Consumer—cyclical	173	(7)	22	102	(4)	12	275	(11)	34
Transportation	83	(2)	15	78	(6)	7	161	(8)	22
Other	47	(2)	3	9	(1)	1	56	(3)	4

Subtotal, U.S. corporate securities	2,610	(141)	344	1,203	(91)	167	3,813	(232)	511

Non-U.S. corporate:
Utilities	122	(7)	18	31	(3)	4	153	(10)	22
Energy	420	(38)	43	129	(32)	23	549	(70)	66
Finance and insurance	244	(2)	37	81	(4)	11	325	(6)	48
Consumer—non-cyclical	88	(2)	8	95	(3)	9	183	(5)	17
Technology and communications	160	(5)	14	45	(9)	8	205	(14)	22
Industrial	282	(19)	42	163	(26)	23	445	(45)	65
Capital goods	68	(5)	10	41	(10)	7	109	(15)	17
Consumer—cyclical	94	(4)	10	—	—	—	94	(4)	10
Transportation	77	(2)	11	21	(1)	3	98	(3)	14
Other	110	(3)	16	94	(14)	14	204	(17)	30

Subtotal, non-U.S. corporate securities	1,665	(87)	209	700	(102)	102	2,365	(189)	311

Total for corporate securities in an unrealized loss position	$4,275	$(228)	553	$1,903	$(193)	269	$6,178	$(421)	822

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to increased market volatility, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 4% as of March 31, 2016.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $127 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB” and approximately 81% of the unrealized losses were related to investment grade securities as of March 31, 2016. These unrealized losses were predominantly attributable to corporate securities including fixed rate securities purchased in a lower rate environment and variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was approximately 5% as of March 31, 2016. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of March 31, 2016:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$9	$(3)	1%	1	$—	$—	—%	—
U.S. corporate:
Energy	15	(7)	1	2	—	—	—	—
Finance and insurance	10	(5)	1	1	—	—	—	—

Total U.S. corporate	25	(12)	2	3	—	—	—	—

Non-U.S. corporate:
Energy	19	(7)	1	2	—	—	—	—
Industrial	17	(6)	1	2	—	—	—	—
Other	6	(1)	—	1	—	—	—	—

Total non-U.S. corporate	42	(14)	2	5	—	—	—	—

Structured securities:
Other asset-backed	64	(27)	5	4	—	—	—	—

Total structured securities	64	(27)	5	4	—	—	—	—

Total	$140	$(56)	10%	13	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate:
Energy	$18	$(7)	1%	5	$—	$—	—%	—
Finance and insurance	7	(3)	1	1	—	—	—	—
Technology and communications	6	(2)	—	2	—	—	—	—
Industrial	6	(3)	1	1	—	—	—	—

Total U.S. corporate	37	(15)	3	9	—	—	—	—

Non-U.S. corporate:
Utilities	3	(2)	—	1	—	—	—	—
Energy	45	(22)	4	9	—	—	—	—
Technology and communications	—	—	—	—	3	(6)	1	2
Industrial	21	(11)	2	6	—	—	—	—
Capital goods	3	(2)	—	1	5	(6)	1	2
Other	15	(5)	1	3	—	—	—	—

Total non-U.S. corporate	87	(42)	7	20	8	(12)	2	4

Structured securities:
Other asset-backed	8	(7)	1	1	—	—	—	—

Total structured securities	8	(7)	1	1	—	—	—	—

Total	$132	$(64)	11%	30	$8	$(12)	2%	4

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

Non-U.S. corporate

As indicated above, $68 million of gross unrealized losses were related to non-U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for non-U.S. corporate fixed maturity securities, $29 million, or 43%, related to the energy sector and $17 million, or 25%, related to the industrial sector. Reduced overseas demand for oil and metals has led to a decline in commodities pricing, adversely impacting the fair value of these securities.

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

Structured Securities

Of the $34 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, none related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of March 31, 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of March 31, 2016 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,861	$1,879
Due after one year through five years	10,268	10,730
Due after five years through ten years	11,505	11,964
Due after ten years	21,295	24,566

Subtotal	44,929	49,139
Residential mortgage-backed	4,716	5,122
Commercial mortgage-backed	2,588	2,713
Other asset-backed	3,381	3,316

Total	$55,614	$60,290

As of March 31, 2016, $8,405 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of March 31, 2016, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 22%, 14% and 13%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of March 31, 2016, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	March 31, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,118	34%	$2,116	34%
Industrial	1,582	25	1,562	25
Office	1,527	25	1,516	24
Apartments	445	7	465	8
Mixed use	233	4	234	4
Other	291	5	294	5

Subtotal	6,196	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(15)		(15)

Total	$6,179		$6,170

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2016		December 31, 2015
	Carrying	% of	Carrying	% of
(Amounts in millions)	value	total	value	total
Geographic region:
Pacific	$1,589	26%	$1,581	26%
South Atlantic	1,557	25	1,574	25
Middle Atlantic	874	14	890	14
Mountain	571	9	585	10
West North Central	455	8	416	7
East North Central	382	6	386	6
West South Central	304	5	294	5
New England	269	4	268	4
East South Central	195	3	193	3

Subtotal	6,196	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(15)		(15)

Total	$6,179		$6,170

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	March 31, 2016
(Amounts in millions)	31 - 60 days past due	61- 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,118	$2,118
Industrial	14	—	—	14	1,568	1,582
Office	—	—	5	5	1,522	1,527
Apartments	—	—	—	—	445	445
Mixed use	—	—	—	—	233	233
Other	—	—	—	—	291	291

Total recorded investment	$14	$—	$5	$19	$6,177	$6,196

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2015
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,116	$2,116
Industrial	—	—	—	—	1,562	1,562
Office	6	—	5	11	1,505	1,516
Apartments	—	—	—	—	465	465
Mixed use	—	—	—	—	234	234
Other	—	—	—	—	294	294

Total recorded investment	$6	$—	$5	$11	$6,176	$6,187

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2016 and December 31, 2015, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of March 31, 2016 and December 31, 2015.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of March 31, 2016, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of these loans was expected to be recoverable.

During the three months ended March 31, 2016 and the year ended December 31, 2015, we modified or extended 5 and 21 commercial mortgage loans, respectively, with a total carrying value of $43 million and $110 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower and were not considered troubled debt restructurings.

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended
	March 31,
(Amounts in millions)	2016	2015
Allowance for credit losses:
Beginning balance	$15	$22
Charge-offs	—	(3)
Recoveries	—	—
Provision	—	1

Ending balance	$15	$20

Ending allowance for individually impaired loans	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$15	$20

Recorded investment:
Ending balance	$6,196	$6,170

Ending balance of individually impaired loans	$19	$18

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,177	$6,152

As of March 31, 2016 and December 31, 2015, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million, which were recorded in the third quarter of 2015. As of March 31, 2016 and December 31, 2015, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $14 million, an unpaid principal balance of $15 million and charge-offs of $1 million, which were recorded in the first quarter of 2014. As of December 31, 2015, this loan had interest income of $1 million.

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

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	March 31, 2016
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$765	$395	$866	$83	$9	$2,118
Industrial	565	446	502	65	4	1,582
Office	499	301	645	68	14	1,527
Apartments	178	64	193	10	—	445
Mixed use	57	47	125	4	—	233
Other	61	62	168	—	—	291

Total recorded investment	$2,125	$1,315	$2,499	$230	$27	$6,196

% of total	34%	21%	40%	4%	1%	100%

Weighted-average debt service coverage ratio	2.16	1.83	1.56	1.08	0.45	1.80

(1)	Included $27 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 119%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2015
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$785	$417	$800	$103	$11	$2,116
Industrial	515	478	499	65	5	1,562
Office	493	341	580	83	19	1,516
Apartments	196	66	182	21	—	465
Mixed use	56	48	124	3	3	234
Other	54	55	185	—	—	294

Total recorded investment	$2,099	$1,405	$2,370	$275	$38	$6,187

% of total	34%	23%	38%	4%	1%	100%

Weighted-average debt service coverage ratio	2.13	1.82	1.57	1.12	0.55	1.79

(1)	Included $38 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 123%.

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	March 31, 2016
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$66	$226	$435	$880	$511	$2,118
Industrial	85	180	214	697	406	1,582
Office	72	105	195	804	351	1,527
Apartments	4	38	70	201	132	445
Mixed use	3	12	28	134	56	233
Other	—	58	145	59	29	291

Total recorded investment	$230	$619	$1,087	$2,775	$1,485	$6,196

% of total	4%	10%	17%	45%	24%	100%

Weighted-average loan-to-value	74%	64%	60%	57%	43%	56%

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2015
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$67	$221	$433	$882	$513	$2,116
Industrial	94	181	208	672	407	1,562
Office	85	114	265	699	346	1,509
Apartments	6	41	74	199	145	465
Mixed use	3	11	28	135	57	234
Other	—	58	146	60	30	294

Total recorded investment	$255	$626	$1,154	$2,647	$1,498	$6,180

% of total	4%	10%	19%	43%	24%	100%

Weighted-average loan-to-value	74%	64%	58%	58%	43%	56%

As of March 31, 2016, we did not have any floating rate commercial mortgage loans. As of December 31, 2015, we had floating rate commercial mortgage loans of $7 million.

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

(h) Limited Partnerships or Similar Entities

Investments in partnerships or similar entities are generally considered VIEs due to the equity group’s lack of sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of March 31, 2016 and December 31, 2015, the total carrying value of these investments was $155 million and $165 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value

(Amounts in millions)	Balance sheet classification	March 31, 2016	December 31, 2015	Balance sheet classification	March 31, 2016	December 31, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$1,087	$629	Other liabilities	$68	$37
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	36	33
Foreign currency swaps	Other invested assets	7	8	Other liabilities	—	—

Total cash flow hedges		1,094	637		104	70

Total derivatives designated as hedges		1,094	637		104	70

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	526	425	Other liabilities	292	183
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	35	30
Foreign currency swaps	Other invested assets	—	—	Other liabilities	18	27
Credit default swaps	Other invested assets	1	1	Other liabilities	1	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	6	14
Equity index options	Other invested assets	36	30	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	2	2	Other liabilities	14	1
Other foreign currency contracts	Other invested assets	7	17	Other liabilities	31	34
GMWB embedded derivatives	Reinsurance recoverable (1)	23	17	Policyholder account balances (2)	443	352
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	345	342
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	12	10

Total derivatives not designated as hedges		595	492		1,197	993

Total derivatives		$1,689	$1,129		$1,301	$1,063

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	March 31, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$—	$(18)	$11,196
Inflation indexed swaps	Notional	571	1	(2)	570
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		11,820	1	(20)	11,801

Total derivatives designated as hedges		11,820	1	(20)	11,801

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(250)	4,682
Interest rate swaps related to securitization entities	Notional	67	—	(2)	65
Foreign currency swaps	Notional	162	17	—	179
Credit default swaps	Notional	144	—	—	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	1,080	722	(270)	1,532
Financial futures	Notional	1,331	2,361	(2,187)	1,505
Equity return swaps	Notional	134	50	(38)	146
Other foreign currency contracts	Notional	1,656	567	(128)	2,095

Total derivatives not designated as hedges		9,818	3,717	(2,875)	10,660

Total derivatives		$21,638	$3,718	$(2,895)	$22,461

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	March 31, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(717)	35,429
Fixed index annuity embedded derivatives	Policies	17,482	623	(132)	17,973
Indexed universal life embedded derivatives	Policies	982	131	(12)	1,101

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$457	$25	Net investment income	$6	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(31)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(3)	2	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$422	$28		$6

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income effects of cash flow hedges for the three months ended March 31, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income from OCI	Classification of gain (loss) reclassified into net income	Gain (loss) recognized in net income (1)	Classification of gain (loss) recognized in net income
Interest rate swaps hedging assets	$306	$19	Net investment income	$4	Net investment gains (losses)
Interest rate swaps hedging liabilities	(18)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	11	9	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	3	—	Net investment income	—	Net investment gains (losses)

Total	$302	$28		$4

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016	2015
Derivatives qualifying as effective accounting hedges as of January 1	$2,045	$2,070
Current period increases (decreases) in fair value, net of deferred taxes of $(147) and $(107)	275	195
Reclassification to net (income), net of deferred taxes of $10 and $10	(18)	(18)

Derivatives qualifying as effective accounting hedges as of March 31	$2,302	$2,247

The total of derivatives designated as cash flow hedges of $2,302 million, net of taxes, recorded in stockholders’ equity as of March 31, 2016 is expected to be reclassified to net income in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $72 million, net of taxes, is expected to be reclassified to net income in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. There were immaterial amounts reclassified to net income during the three months ended March 31, 2016 in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income effects of fair value hedges and related hedged items for the three months ended March 31, 2016 and 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables provide the pre-tax gain (loss) recognized in net income for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended March 31,		Classification of gain (loss) recognized
(Amounts in millions)	2016	2015	in net income
Interest rate swaps	$15	$8	Net investment gains (losses)
Interest rate swaps related to securitization entities	(5)	(3)	Net investment gains (losses)
Credit default swaps	(1)	1	Net investment gains (losses)
Credit default swaps related to securitization entities	9	8	Net investment gains (losses)
Equity index options	(3)	(10)	Net investment gains (losses)
Financial futures	7	7	Net investment gains (losses)
Equity return swaps	2	(9)	Net investment gains (losses)
Other foreign currency contracts	(2)	(1)	Net investment gains (losses)
Foreign currency swaps	10	(10)	Net investment gains (losses)
GMWB embedded derivatives	(78)	(16)	Net investment gains (losses)
Fixed index annuity embedded derivatives	3	(7)	Net investment gains (losses)
Indexed universal life embedded derivatives	2	1	Net investment gains (losses)

Total derivatives not designated as hedges	$(41)	$(31)

Derivative Counterparty Credit Risk

Most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. For derivatives related to securitization entities, there are no arrangements that

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	March 31, 2016			December 31, 2015
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,707	$484	$1,223	$1,135	$320	$815
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,707	484	1,223	1,135	320	815
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(367)	(367)	—	(231)	(231)	—
Collateral received	(1,128)	—	(1,128)	(642)	—	(642)
Collateral pledged	—	(182)	182	—	(263)	263
Over collateralization	3	68	(65)	3	174	(171)

Net amount	$215	$3	$212	$265	$—	$265

(1)	Included $41 million and $24 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of March 31, 2016 and December 31, 2015, respectively.
(2)	Included $24 million and $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of March 31, 2016 and December 31, 2015, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. As a result of the credit rating downgrades of Genworth Holdings and our life insurance subsidiaries in February 2016, we could have claimed up to $215 million, or could have been required to disburse up to $3 million as of March 31, 2016. If the downgrade provisions had been triggered as of December 31, 2015, we could have claimed up to $265 million. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	March 31, 2016			December 31, 2015
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	—	1	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$1	$39	$—	$—

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	March 31, 2016			December 31, 2015
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures in less than one year (1)	$100	$1	$—	$100	$1	$—

Total credit default swap index tranches	100	1	—	100	1	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (2)	12	—	2	12	—	2
Portion backing our interest maturing 2017 (3)	300	—	4	300	—	12

Total customized credit default swap index tranches related to securitization entities	312	—	6	312	—	14

Total credit default swaps on index tranches	$412	$1	$6	$412	$1	$14

(1)	The current attachment/detachment as of March 31, 2016 and December 31, 2015 was 7% – 15%.
(2)	Original notional value was $39 million.
(3)	Original notional value was $300 million.

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

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	March 31, 2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,179	$6,542	$—	$—	$6,542
Restricted commercial mortgage loans		(1)	155	174	—	—	174
Other invested assets		(1)	247	253	—	174	79
Liabilities:
Long-term borrowings (2)		(1)	4,232	3,260	—	3,079	181
Non-recourse funding obligations (2)		(1)	310	178	—	—	178
Borrowings related to securitization entities		(1)	88	93	—	93	—
Investment contracts		(1)	17,365	18,456	—	5	18,451
Other firm commitments:
Commitments to fund limited partnerships	143		—	—	—	—	—
Ordinary course of business lending commitments	91		—	—	—	—	—

	December 31, 2015
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,170	$6,476	$—	$—	$6,476
Restricted commercial mortgage loans		(1)	161	179	—	—	179
Other invested assets		(1)	273	279	—	197	82
Liabilities:
Long-term borrowings (2)		(1)	4,570	3,518	—	3,343	175
Non-recourse funding obligations (2)		(1)	1,920	1,401	—	—	1,401
Borrowings related to securitization entities		(1)	98	104	—	104	—
Investment contracts		(1)	17,258	17,910	—	5	17,905
Other firm commitments:
Commitments to fund limited partnerships	131		—	—	—	—	—
Ordinary course of business lending commitments	40		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 7 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of March 31, 2016:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$6,522	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread
State and political subdivisions	$2,475	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes
Non-U.S. government	$2,062	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
U.S. corporate	$22,482	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports
Non-U.S. corporate	$10,796	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources
Residential mortgage-backed	$5,001	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports
Commercial mortgage-backed	$2,705	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports
Other asset-backed	$2,148	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $18 million, $618 million and $282 million, respectively, as of March 31, 2016. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,512 million as of March 31, 2016.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $1,669 million as of March 31, 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of March 31, 2016 and December 31, 2015, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $91 million and $79 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fixed index annuity embedded derivatives

We have fixed indexed annuity products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

Indexed universal life embedded derivatives

We have indexed universal life products where interest is credited to the policyholder’s account balance based on equity index changes. This feature is required to be bifurcated as an embedded derivative and recorded at fair value. Fair value is determined using an income approach where the present value of the excess cash flows above the guaranteed cash flows is used to determine the value attributed to the equity index feature. The inputs

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

used in determining the fair value include policyholder behavior (lapses and withdrawals), near-term equity index volatility, expected future interest credited, forward interest rates and an adjustment to the discount rate to incorporate non-performance risk and risk margins. As a result of our assumptions for policyholder behavior and expected future interest credited being considered significant unobservable inputs, we classify these instruments as Level 3. As lapses and withdrawals increase, the value of our embedded derivative liability will decrease. As expected future interest credited decreases, the value of our embedded derivative liability will decrease.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,524	$—	$6,522	$2
State and political subdivisions	2,517	—	2,475	42
Non-U.S. government	2,080	—	2,080	—
U.S. corporate:
Utilities	4,269	—	3,787	482
Energy	2,164	—	1,934	230
Finance and insurance	5,815	—	5,118	697
Consumer—non-cyclical	4,354	—	4,242	112
Technology and communications	2,300	—	2,263	37
Industrial	1,225	—	1,161	64
Capital goods	2,050	—	1,896	154
Consumer—cyclical	1,692	—	1,482	210
Transportation	1,132	—	1,009	123
Other	388	—	208	180

Total U.S. corporate	25,389	—	23,100	2,289

Non-U.S. corporate:
Utilities	1,084	—	768	316
Energy	1,437	—	1,211	226
Finance and insurance	2,619	—	2,428	191
Consumer—non-cyclical	766	—	603	163
Technology and communications	1,039	—	975	64
Industrial	1,034	—	938	96
Capital goods	610	—	396	214
Consumer—cyclical	544	—	474	70
Transportation	620	—	476	144
Other	2,876	—	2,809	67

Total non-U.S. corporate	12,629	—	11,078	1,551

Residential mortgage-backed	5,122	—	5,001	121
Commercial mortgage-backed	2,713	—	2,705	8
Other asset-backed	3,316	—	2,148	1,168

Total fixed maturity securities	60,290	—	55,109	5,181

Equity securities	431	386	1	44

Other invested assets:
Trading securities	471	—	471	—
Derivative assets:
Interest rate swaps	1,613	—	1,613	—
Foreign currency swaps	7	—	7	—
Credit default swaps	1	—	—	1
Equity index options	36	—	—	36
Equity return swaps	2	—	2	—
Other foreign currency contracts	7	—	6	1

Total derivative assets	1,666	—	1,628	38

Securities lending collateral	415	—	415	—

Total other invested assets	2,552	—	2,514	38

Restricted other invested assets related to securitization entities	422	—	181	241
Reinsurance recoverable (1)	23	—	—	23
Separate account assets	7,624	7,624	—	—

Total assets	$71,342	$8,010	$57,805	$5,527

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,203	$—	$6,200	$3
State and political subdivisions	2,438	—	2,403	35
Non-U.S. government	2,015	—	2,015	—
U.S. corporate:
Utilities	3,693	—	3,244	449
Energy	2,501	—	2,248	253
Finance and insurance	5,632	—	4,917	715
Consumer—non-cyclical	4,096	—	3,987	109
Technology and communications	2,193	—	2,158	35
Industrial	1,173	—	1,112	61
Capital goods	1,950	—	1,770	180
Consumer—cyclical	1,675	—	1,436	239
Transportation	1,086	—	980	106
Other	402	—	220	182

Total U.S. corporate	24,401	—	22,072	2,329

Non-U.S. corporate:
Utilities	843	—	556	287
Energy	1,686	—	1,434	252
Finance and insurance	2,473	—	2,282	191
Consumer—non-cyclical	752	—	583	169
Technology and communications	988	—	926	62
Industrial	986	—	902	84
Capital goods	604	—	391	213
Consumer—cyclical	526	—	455	71
Transportation	605	—	461	144
Other	2,736	—	2,664	72

Total non-U.S. corporate	12,199	—	10,654	1,545

Residential mortgage-backed	5,101	—	4,985	116
Commercial mortgage-backed	2,559	—	2,549	10
Other asset-backed	3,281	—	2,139	1,142

Total fixed maturity securities	58,197	—	53,017	5,180

Equity securities	310	270	2	38

Other invested assets:
Trading securities	447	—	447	—
Derivative assets:
Interest rate swaps	1,054	—	1,054	—
Foreign currency swaps	8	—	8	—
Credit default swaps	1	—	—	1
Equity index options	30	—	—	30
Equity return swaps	2	—	2	—
Other foreign currency contracts	17	—	14	3

Total derivative assets	1,112	—	1,078	34

Securities lending collateral	347	—	347	—

Total other invested assets	1,906	—	1,872	34

Restricted other invested assets related to securitization entities	413	—	181	232
Reinsurance recoverable (1)	17	—	—	17
Separate account assets	7,883	7,883	—	—

Total assets	$68,726	$8,153	$55,072	$5,501

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2016	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	$2	$—
State and political subdivisions	35	1	(1)	7	—	—	—	—	—	42	1
U.S. corporate:
Utilities	449	1	5	13	—	—	(8)	49	(27)	482	—
Energy	253	—	(1)	—	—	—	(1)	7	(28)	230	—
Finance and insurance	715	10	7	—	—	—	(17)	—	(18)	697	10
Consumer—non-cyclical	109	—	3	—	—	—	—	—	—	112	—
Technology and communications	35	1	1	—	—	—	—	—	—	37	1
Industrial	61	—	3	—	—	—	—	—	—	64	—
Capital goods	180	—	3	—	—	—	—	—	(29)	154	—
Consumer—cyclical	239	4	4	3	—	—	(40)	—	—	210	—
Transportation	106	—	4	17	—	—	(4)	—	—	123	—
Other	182	—	1	—	—	—	(1)	—	(2)	180	—

Total U.S. corporate	2,329	16	30	33	—	—	(71)	56	(104)	2,289	11

Non-U.S. corporate:
Utilities	287	—	3	—	—	—	—	26	—	316	—
Energy	252	—	13	—	—	—	(13)	—	(26)	226	—
Finance and insurance	191	1	(1)	—	—	—	—	—	—	191	1
Consumer—non-cyclical	169	—	5	—	—	—	(11)	—	—	163	—
Technology and communications	62	—	2	—	—	—	—	—	—	64	—
Industrial	84	—	3	—	—	—	—	9	—	96	—
Capital goods	213	—	7	—	—	—	(6)	—	—	214	—
Consumer—cyclical	71	—	1	—	—	—	(2)	—	—	70	—
Transportation	144	—	—	—	—	—	—	—	—	144	—
Other	72	—	2	—	—	—	(7)	—	—	67	—

Total non-U.S. corporate	1,545	1	35	—	—	—	(39)	35	(26)	1,551	1

Residential mortgage-backed	116	—	2	38	—	—	(2)	—	(33)	121	—
Commercial mortgage-backed	10	—	—	—	—	—	(2)	—	—	8	—
Other asset-backed	1,142	1	(16)	12	—	—	(6)	35	—	1,168	1

Total fixed maturity securities	5,180	19	50	90	—	—	(121)	126	(163)	5,181	14

Equity securities	38	—	—	6	—	—	—	—	—	44	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	—	—	—	1	—
Equity index options	30	(3)	—	13	—	—	(4)	—	—	36	3
Other foreign currency contracts	3	(2)	—	—	—	—	—	—	—	1	(2)

Total derivative assets	34	(5)	—	13	—	—	(4)	—	—	38	1

Total other invested assets	34	(5)	—	13	—	—	(4)	—	—	38	1

Restricted other invested assets related to securitization entities	232	9	—	—	—	—	—	—	—	241	9
Reinsurance recoverable (2)	17	5	—	—	—	1	—	—	—	23	5

Total Level 3 assets	$5,501	$28	$50	$109	$—	$1	$(125)	$126	$(163)	$5,527	$29

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)								Ending balance as of March 31, 2015	Total gains (losses) included in net income attributable to assets still held
(Amounts in millions)		Included in net income	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivisions	30	1	(1)	5	—	—	—	—	(5)	30	1
Non-U.S. government	7	—	—	—	—	—	(1)	—	—	6	—
U.S. corporate:
Utilities	444	—	6	15	—	—	(2)	—	(1)	462	—
Energy	285	—	3	—	—	—	—	—	(8)	280	—
Finance and insurance	616	5	15	20	—	—	(18)	—	(1)	637	4
Consumer—non-cyclical	140	1	4	—	—	—	(28)	—	—	117	—
Technology and communications	45	—	2	—	—	—	—	—	—	47	—
Industrial	36	—	1	—	—	—	—	—	—	37	—
Capital goods	166	—	1	—	—	—	—	—	—	167	—
Consumer—cyclical	363	—	5	—	—	—	(1)	—	—	367	—
Transportation	153	1	2	7	—	—	(2)	—	—	161	1
Other	171	1	2	—	—	—	(1)	—	—	173	1

Total U.S. corporate	2,419	8	41	42	—	—	(52)	—	(10)	2,448	6

Non-U.S. corporate:
Utilities	328	—	4	—	—	—	—	—	—	332	—
Energy	324	(1)	(7)	—	(9)	—	—	—	—	307	(1)
Finance and insurance	221	1	6	—	—	—	(2)	—	—	226	1
Consumer—non-cyclical	197	—	5	—	—	—	(30)	—	—	172	—
Technology and communications	42	—	—	—	—	—	—	1	—	43	—
Industrial	131	—	2	7	—	—	(14)	1	—	127	—
Capital goods	237	—	5	—	—	—	—	—	—	242	—
Consumer—cyclical	89	—	2	—	—	—	—	—	(1)	90	—
Transportation	154	—	3	—	—	—	—	—	—	157	—
Other	81	—	1	—	—	—	—	1	—	83	—

Total non-U.S. corporate	1,804	—	21	7	(9)	—	(46)	3	(1)	1,779	—

Residential mortgage-backed	65	—	(2)	—	—	—	(2)	—	—	61	—
Commercial mortgage-backed	5	—	—	—	—	—	—	—	(1)	4	—
Other asset-backed	1,420	—	14	38	—	—	(11)	33	(38)	1,456	—

Total fixed maturity securities	5,754	9	73	92	(9)	—	(113)	36	(55)	5,787	7

Equity securities	34	—	—	1	(1)	—	—	—	—	34	—

Other invested assets:
Derivative assets:
Credit default swaps	3	—	—	—	—	—	(1)	—	—	2	—
Equity index options	17	(10)	—	8	—	—	—	—	—	15	(8)

Total derivative assets	20	(10)	—	8	—	—	(1)	—	—	17	(8)

Total other invested assets	20	(10)	—	8	—	—	(1)	—	—	17	(8)

Restricted other invested assets related to securitization entities	230	—	—	—	—	—	—	—	—	230	—
Reinsurance recoverable (2)	13	1	—	—	—	—	—	—	—	14	1

Total Level 3 assets	$6,051	$—	$73	$101	$(10)	$—	$(114)	$36	$(55)	$6,082	$—

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2016	2015
Total realized and unrealized gains (losses) included in net income:
Net investment income	$20	$11
Net investment gains (losses)	8	(11)

Total	$28	$—

Net gains (losses) included in net income attributable to assets still held:
Net investment income	$15	$9
Net investment gains (losses)	14	(9)

Total	$29	$—

The amount presented for unrealized gains (losses) included in net income for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$443	$—	$—	$443
Fixed index annuity embedded derivatives	345	—	—	345
Indexed universal life embedded derivatives	12	—	—	12

Total policyholder account balances	800	—	—	800

Derivative liabilities:
Interest rate swaps	360	—	360	—
Interest rate swaps related to securitization entities	35	—	35	—
Inflation indexed swaps	36	—	36	—
Foreign currency swaps	18	—	18	—
Credit default swaps	1	—	1	—
Credit default swaps related to securitization entities	6	—	—	6
Equity return swaps	14	—	14	—
Other foreign currency contracts	31	—	31	—

Total derivative liabilities	501	—	495	6

Borrowings related to securitization entities	85	—	—	85

Total liabilities	$1,386	$—	$495	$891

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$—	$—	$352
Fixed index annuity embedded derivatives	342	—	—	342
Indexed universal life embedded derivatives	10	—	—	10

Total policyholder account balances	704	—	—	704

Derivative liabilities:
Interest rate swaps	220	—	220	—
Interest rate swaps related to securitization entities	30	—	30	—
Inflation indexed swaps	33	—	33	—
Foreign currency swaps	27	—	27	—
Credit default swaps related to securitization entities	14	—	—	14
Equity return swaps	1	—	1	—
Other foreign currency contracts	34	—	34	—

Total derivative liabilities	359	—	345	14

Borrowings related to securitization entities	81	—	—	81

Total liabilities	$1,144	$—	$345	$799

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2016	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$83	$—	$—	$—	$8	$—	$—	$—	$443	$87
Fixed index annuity embedded derivatives	342	(3)	—	—	—	10	(4)	—	—	345	(3)
Indexed universal life embedded derivatives	10	(2)	—	—	—	4	—	—	—	12	(2)

Total policyholder account balances	704	78	—	—	—	22	(4)	—	—	800	82

Derivative liabilities:
Credit default swaps related to securitization entities	14	(9)	—	—	—	1	—	—	—	6	(9)

Total derivative liabilities	14	(9)	—	—	—	1	—	—	—	6	(9)

Borrowings related to securitization entities	81	4	—	—	—	—	—	—	—	85	4

Total Level 3 liabilities	$799	$73	$—	$—	$—	$23	$(4)	$—	$—	$891	$77

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses								Ending balance as of March 31, 2015	Total (gains) losses included in net (income) attributable to liabilities still held
(Amounts in millions)		Included in net (income)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$17	$—	$—	$—	$8	$—	$—	$—	$316	$20
Fixed index annuity embedded derivatives	276	7	—	—	—	19	(2)	—	—	300	7
Indexed universal life embedded derivatives	7	(1)	—	—	—	1	—	—	—	7	—

Total policyholder account balances	574	23	—	—	—	28	(2)	—	—	623	27

Derivative liabilities:
Credit default swaps related to securitization entities	17	(8)	—	1	—	—	—	—	—	10	(8)

Total derivative liabilities	17	(8)	—	1	—	—	—	—	—	10	(8)

Borrowings related to securitization entities	85	(4)	—	—	—	—	—	—	—	81	(4)

Total Level 3 liabilities	$676	$11	$—	$1	$—	$28	$(2)	$—	$—	$714	$15

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the three months ended March 31:

(Amounts in millions)	2016	2015
Total realized and unrealized (gains) losses included in net (income):
Net investment income	$—	$—
Net investment (gains) losses	73	11

Total	$73	$11

Total (gains) losses included in net (income) attributable to liabilities still held:
Net investment income	$—	$—
Net investment (gains) losses	77	15

Total	$77	$15

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents a summary of the significant unobservable inputs used for certain fair value measurements that are based on internal models and classified as Level 3 as of March 31, 2016:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$459	Credit spreads	113bps - 447bps	186bps
Energy	Internal models	95	Credit spreads	137bps - 454bps	282bps
Finance and insurance	Internal models	587	Credit spreads	114bps - 677bps	272bps
Consumer—non-cyclical	Internal models	112	Credit spreads	143bps - 419bps	257bps
Technology and communications	Internal models	37	Credit spreads	425bps	Not applicable
Industrial	Internal models	64	Credit spreads	222bps - 321bps	275bps
Capital goods	Internal models	154	Credit spreads	85bps - 436bps	220bps
Consumer—cyclical	Internal models	210	Credit spreads	85bps - 355bps	222bps
Transportation	Internal models	113	Credit spreads	59bps - 323bps	202bps
Other	Internal models	166	Credit spreads	97bps - 310bps	163bps

Total U.S. corporate	Internal models	$1,997	Credit spreads	59bps - 677bps	233bps
Non-U.S. corporate:
Utilities	Internal models	$316	Credit spreads	114bps - 210bps	170bps
Energy	Internal models	174	Credit spreads	159bps - 398bps	249bps
Finance and insurance	Internal models	181	Credit spreads	127bps - 268bps	179bps
Consumer—non-cyclical	Internal models	158	Credit spreads	85bps - 305bps	196bps
Technology and communications	Internal models	64	Credit spreads	187bps - 398bps	287bps
Industrial	Internal models	88	Credit spreads	143bps - 310bps	248bps
Capital goods	Internal models	179	Credit spreads	143bps - 321bps	229bps
Consumer—cyclical	Internal models	70	Credit spreads	133bps - 317bps	222bps
Transportation	Internal models	144	Credit spreads	122bps - 317bps	205bps
Other	Internal models	37	Credit spreads	291bps - 786bps	516bps

Total non-U.S. corporate	Internal models	$1,411	Credit spreads	85bps - 786bps	217bps
Derivative assets:
Credit default swaps	Discounted cash flows	$1	Credit spreads	9bps	Not applicable
Equity index options	Discounted cash flows	$36	Equity index volatility	— % - 22%	16%
Other foreign currency contracts	Discounted cash flows	$1	Foreign exchange rate volatility	10% - 14%	13%
Policyholder account balances:
			Withdrawal
			utilization rate	— % - 99%	66%
			Lapse rate	— % - 15%	6%
			Non-performance risk
			(credit spreads)	40bps - 85bps	72bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$443	Equity index volatility	16% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$345	Expected future interest credited	— % - 3%	2%
Indexed universal life embedded derivatives	Option budget method	$12	Expected future interest credited	3% - 9%	6%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

(7) Borrowings and Other Financings

(a) Short-Term Borrowings

Revolving Credit Facility

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	March 31, 2016	December 31, 2015
Genworth Holdings (1)
8.625% Senior Notes, due 2016	$—	$298
6.52% Senior Notes, due 2018	597	598
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	389
7.625% Senior Notes, due 2021	705	724
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,774	4,100
Bond consent fees	(43)	—
Deferred borrowing charges	(20)	(21)

Total Genworth Holdings	3,711	4,079

Canada (2)
5.68% Senior Notes, due 2020	212	199
4.24% Senior Notes, due 2024	123	116

Subtotal	335	315
Deferred borrowing charges	(2)	(2)

Total Canada	333	313

Australia (3)
Floating Rate Junior Notes, due 2021	38	36
Floating Rate Junior Notes, due 2025	154	146

Subtotal	192	182
Deferred borrowing charges	(4)	(4)

Total Australia	188	178

Total	$4,232	$4,570

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by our majority-owned subsidiary, Genworth MI Canada Inc.
(3)	Subordinated floating rate notes issued by our indirect wholly-owned subsidiary, Genworth Financial Mortgage Insurance Pty Limited.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest.

During the three months ended March 31, 2016, we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

On March 18, 2016, Genworth Holdings received the requisite consents, pursuant to a solicitation of consents (the “Consent Solicitation”), to amend the indenture dated as of June 15, 2004, by and between Genworth Holdings and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as successor to JP Morgan Chase Bank, N.A., as amended and supplemented from time to time (as so amended and supplemented, the “Senior Notes Indenture”) and the indenture dated as of November 14, 2006, by and between Genworth Holdings and the Trustee, as amended and supplemented from time to time (as so amended and supplemented, the “Subordinated Notes Indenture” and together with the Senior Notes Indenture, the “Indentures”).

On March 18, 2016, Genworth Holdings, Genworth Financial, as guarantor, and the Trustee entered into Supplemental Indenture No. 12 to the Senior Notes Indenture and the Third Supplemental Indenture to the Subordinated Notes Indenture (the “Supplemental Indentures”) that amended the Senior Notes Indenture and the Subordinated Notes Indenture, respectively, to (i) exclude Genworth Life Insurance Company, Genworth Life Insurance Company of New York and Brookfield Life and Annuity Insurance Company Limited, which operate our long-term care insurance business, from the event of default provisions of the Indentures and (ii) clarify that one or more transactions disposing of any or all of the Genworth Holdings’ long-term care and other life insurance businesses and assets (a “Life Sale”) would not constitute a disposition of “all or substantially all” of Genworth Holdings’ assets under the Indentures, provided that in order to rely on that clarification, the assets of our U.S. Mortgage Insurance segment would be contributed to Genworth Holdings and 80% of any Net Cash Proceeds, as defined in the Supplemental Indentures, to us from any Life Sale would be used to reduce outstanding indebtedness.

The Supplemental Indentures became operative on March 22, 2016 upon the payment of the applicable consent fees payable under the terms of the Consent Solicitation. We paid total fees related to the Consent Solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed, in the first quarter of 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c) Non-Recourse Funding Obligations

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of the dates indicated:

(Amounts in millions)	March 31,	December 31,
Issuance	2016	2015
River Lake Insurance Company (a), due 2033	$—	$570
River Lake Insurance Company (b), due 2033	—	405
River Lake Insurance Company II (a), due 2035	—	192
River Lake Insurance Company II (b), due 2035	—	453
Rivermont Life Insurance Company I (a), due 2050	315	315

Subtotal	315	1,935
Deferred borrowing charges	(5)	(15)

Total	$310	$1,920

(1)	Accrual of interest based on one-month London Interbank Offered Rate (“LIBOR”) that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company, our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II, our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

(d) Repurchase agreements and securities lending activity

Repurchase agreements

We have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. Repurchase agreements are treated as collateralized financing transactions and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the parties against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2016 and December 31, 2015, the fair value of securities pledged under the repurchase program was $32 million and $231 million, respectively, and the repurchase obligation of $29 million and $229 million, respectively, was included in other liabilities in the consolidated balance sheets.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of March 31, 2016 and December 31, 2015, the fair value of securities loaned under our securities lending program in the United States was $401 million and $334 million, respectively. As of March 31, 2016 and December 31, 2015, the fair value of collateral held under our securities lending program in the United States was $415 million and $347 million, respectively, and the offsetting obligation to return collateral of $415 million and $347 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of March 31, 2016 and December 31, 2015.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of March 31, 2016 and December 31, 2015, the fair value of securities loaned under our securities lending program in Canada was $324 million and $340 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of the dates indicated:

	March 31, 2016
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$29	$—	$—	$29
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	9	—	—	—	9
Non-U.S. government	60	—	—	—	60
U.S. corporate	120	—	—	—	120
Non-U.S. corporate	219	—	—	—	219

Subtotal, fixed maturity securities	408	—	—	—	408

Equity securities	7	—	—	—	7

Total securities lending	415	—	—	—	415

Total repurchase agreements and securities lending	$415	$29	$—	$—	$444

	December 31, 2015
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$58	$25	$146	$229
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	18	—	—	—	18
Non-U.S. government	39	—	—	—	39
U.S. corporate	95	—	—	—	95
Non-U.S. corporate	190	—	—	—	190

Subtotal, fixed maturity securities	342	—	—	—	342

Equity securities	5	—	—	—	5

Total securities lending	347	—	—	—	347

Total repurchase agreements and securities lending	$347	$58	$25	$146	$576

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016		2015
Pre-tax income	$150		$294

Statutory U.S. federal income tax rate	$53	35.0%	$103	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	1	0.8	5	1.5
Benefit on tax favored investments	(1)	(0.6)	(3)	(0.9)
Effect of foreign operations	(6)	(4.0)	(16)	(5.5)
Reversal of valuation allowance	(25)	(16.5)	—	—
Non-deductible expenses	—	—	1	0.3
Stock-based compensation	3	1.7	1	0.5
Loss on sale of business	(2)	(1.2)	—	—

Effective rate	$23	15.2%	$91	30.9%

The effective tax rate for the three months ended March 31, 2016 was impacted by the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to newly expected taxable gains supporting the recognition of these deferred tax assets in the current year.

(9) Segment Information

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

We allocate our consolidated provision for income taxes to our operating segments. Our allocation methodology applies a specific tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign income. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year.

We use the same accounting policies and procedures to measure segment income (loss) and assets as our consolidated net income and assets. Our chief operating decision maker evaluates segment performance and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the first quarter of 2016, we recorded an estimated gain of $20 million, net of taxes, related to the planned sale of our mortgage insurance business in Europe.

In January 2016, we paid a make-whole expense of $13 million, net of taxes, related to the early redemption of Genworth Holdings’ 2016 Notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a gain of $2 million, net of taxes, in the first quarter of 2016. These transactions were excluded for net operating income for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in an after-tax loss of $6 million in connection the early extinguishment of non-recourse funding obligations.

In the first quarter of 2016, we recorded an after-tax expense of $9 million related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.

There were no infrequent or unusual items excluded from net operating income during the periods presented other than fees incurred during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $12 million, net of taxes, for broker, advisor and investment banking fees.

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

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016	2015
Revenues:
U.S. Mortgage Insurance segment’s revenues	$175	$170

Canada Mortgage Insurance segment’s revenues	160	136

Australia Mortgage Insurance segment’s revenues	105	118

U.S. Life Insurance segment:
Long-term care insurance	952	905
Life insurance	123	487
Fixed annuities	206	233

U.S. Life Insurance segment’s revenues	1,281	1,625

Runoff segment’s revenues	69	74

Corporate and Other’s revenues	(5)	12

Total revenues	$1,785	$2,135

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income for our segments and Corporate and Other activities and a reconciliation of net operating income for our segments and Corporate and Other activities to net income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016	2015
U.S. Mortgage Insurance segment’s net operating income	$61	$52

Canada Mortgage Insurance segment’s net operating income	33	40

Australia Mortgage Insurance segment’s net operating income	19	30

U.S. Life Insurance segment:
Long-term care insurance	34	10
Life insurance	31	40
Fixed annuities	26	31

U.S. Life Insurance segment’s net operating income	91	81

Runoff segment’s net operating income	4	11

Corporate and Other’s net operating loss	(105)	(60)

Net operating income	103	154
Net investment gains (losses), net	(13)	(1)
Gains (losses) on sale of businesses, net	20	—
Gains (losses) on early extinguishment of debt, net	(11)	—
Gains (losses) from life block transactions, net	(6)	—
Expenses related to restructuring, net	(9)	—
Fees associated with bond consent solicitation, net	(12)	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	72	153
Net income attributable to noncontrolling interests	55	50

Income from continuing operations	127	203
Income (loss) from discontinued operations, net of taxes	(19)	1

Net income	108	204
Less: net income attributable to noncontrolling interests	55	50

Net income available to Genworth Financial, Inc.’s common stockholders	$53	$154

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

	March 31,	December 31,
(Amounts in millions)	2016	2015
Assets:
U.S. Mortgage Insurance	$2,367	$2,899
Canada Mortgage Insurance	4,727	4,520
Australia Mortgage Insurance	3,053	2,987
U.S. Life Insurance	82,410	79,530
Runoff	11,729	12,115
Corporate and Other	2,756	4,253

Segment assets from continuing operations	107,042	106,304
Assets held for sale	131	127

Total assets	$107,173	$106,431

(10) Commitments and Contingencies

(a) Litigation and Regulatory Matters

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, increases to in-force long-term care insurance premiums, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, our pricing structures and business practices in our mortgage insurance businesses, such as captive reinsurance arrangements with lenders and contract underwriting services, violations of the Real Estate Settlement and Procedures Act of 1974 or related state anti-inducement laws, and mortgage insurance policy rescissions and curtailments, and breaching fiduciary or other duties to customers, including but not limited to breach of customer information. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships and securities lawsuits. In addition, we are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

In August 2014, Genworth Financial, Inc., its current chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al., was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On May 1, 2015, the court denied the motion to dismiss. We engaged in mediation in the fourth quarter of 2015, continuing into the first quarter of 2016, and previously accrued $25 million in connection with this matter, which was the amount of our self-insured retention on our executive and organizational liability insurance program. On March 11, 2016, in connection with the mediation, we reached an agreement in principle to settle the action. On April 1, 2016, the parties entered into a stipulation and agreement of settlement. The settlement provides for a full release of all defendants in connection with the allegations made in the lawsuit. We believe that the plaintiffs’ claims are without merit, but we are settling the lawsuit to avoid the burden, risk and expense of further litigation. The agreement provides for a settlement payment to the class of $219 million, inclusive of all plaintiffs’ attorneys fees and expenses and settlement costs, of which $150 million will be paid by our insurance carriers, and $69 million pre-tax will be paid by Genworth. Our payment was made into an escrow account during the first quarter of 2016. We also incurred additional legal fees and expenses of approximately $10 million pre-tax, for a total additional pre-tax incurred amount of $79 million in the first quarter of 2016. On April 13, 2016, the Court granted plaintiffs’ motion for preliminary approval of the settlement, provisional certification of the class for settlement purposes only, and issuance of notice to settlement class members. The settlement remains subject to final court approval. The Court has scheduled a hearing on July 20, 2016 to consider final approval of the settlement. In the event the settlement is approved by the court, it will exhaust all coverage available to Genworth under our 2014 executive and organizational liability insurance program. Therefore, Genworth does not have coverage under the program to pay any future settlements or judgments in relation to litigation brought during the 2014 policy year, including the City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., case discussed below.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. On January 22, 2016, we filed a motion for reconsideration of the court’s June 16, 2015 order denying our motion to dismiss which the court denied on

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 3, 2016. On January 29, 2016, plaintiffs filed a motion for class certification which we opposed. On March 7, 2016, the court granted plaintiffs’ motion for class certification. We intend to vigorously defend this action. As discussed above, we have exhausted all coverage under our 2014 executive and organizational liability insurance program applicable to this case; therefore, there is no insurance coverage for Genworth with respect to any settlement or judgment amount related to this litigation.

In January 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and the current members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case is captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund, et al v. McInerney, et al. In February 2016, Genworth Financial, Inc., its current Chief Executive Officer, its former Chief Executive Officer, its former Chief Financial Officer and the current members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case is captioned Cohen v. McInerney, et al. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption Genworth Financial, Inc. Consolidated Derivative Litigation. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. The amended consolidated complaint also adds Genworth’s current Chief Financial Officer as a defendant, based on the current Chief Financial Officer’s alleged conduct in her former capacity as Genworth’s Controller and principal accounting officer. We intend to move to dismiss the consolidated action.

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

(b) Commitments

As of March 31, 2016, we were committed to fund $143 million in limited partnership investments, $45 million in U.S. commercial mortgage loan investments and $46 million in private placement investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	791	275	216	1,282
Amounts reclassified from (to) OCI	12	(18)	—	(6)

Current period OCI	803	257	216	1,276

Balances as of March 31, 2016 before noncontrolling interests	2,057	2,302	(73)	4,286

Less: change in OCI attributable to noncontrolling interests	—	—	101	101

Balances as of March 31, 2016	$2,057	$2,302	$(174)	$4,185

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	325	195	(370)	150
Amounts reclassified from (to) OCI	—	(18)	—	(18)

Current period OCI	325	177	(370)	132

Balances as of March 31, 2015 before noncontrolling interests	2,778	2,247	(447)	4,578

Less: change in OCI attributable to noncontrolling interests	30	—	(144)	(114)

Balances as of March 31, 2015	$2,748	$2,247	$(303)	$4,692

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $5 million and $32 million, respectively, net of taxes of $3 million and $14 million, respectively, related to a net unrecognized postretirement benefit obligation as of March 31, 2016 and 2015. Amount also included taxes of $(45) million and $(91) million, respectively, related to foreign currency translation adjustments as of March 31, 2016 and 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statements of income
	Three months ended March 31,

(Amounts in millions)	2016	2015

Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$18	$—	Net investment (gains) losses
Provision for income taxes	(6)	—	Provision for income taxes

Total	$12	$—

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(25)	$(19)	Net investment income
Interest rate swaps hedging assets	(1)	—	Net investment (gains) losses
Inflation indexed swaps	(2)	(9)	Net investment income
Provision for income taxes	10	10	Provision for income taxes

Total	$(18)	$(18)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

(12) Sale of Businesses

European mortgage insurance business

On October 27, 2015, we announced that Genworth Mortgage Insurance Corporation, our wholly-owned indirect subsidiary, has entered into an agreement to sell our European mortgage insurance business to AmTrust Financial Services, Inc., which is currently expected to result in net proceeds of approximately $50 million. In the first quarter of 2016, we recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million primarily related to the reversal of a deferred tax valuation allowance, for a net after-tax gain of $20 million. The transaction is expected to close in the second quarter of 2016 and is subject to customary conditions, including requisite regulatory approvals.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The major assets and liability categories of our European mortgage insurance business were as follows as of the dates indicated:

(Amounts in millions)	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$198	$195
Other invested assets	2	6

Total investments	200	201
Cash and cash equivalents	41	28
Accrued investment income	3	3
Reinsurance recoverable	22	21
Other assets	12	14

Assets held for sale	278	267
Fair value less closing costs impairment	(147)	(140)

Total assets held for sale	$131	$127

Liabilities
Liability for policy and contract claims	$59	$56
Unearned premiums	61	58
Other liabilities	11	12
Deferred tax liability	—	1

Liabilities held for sale	$131	$127

Deferred tax liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in liabilities of continuing operations and not reflected in liabilities held for sale.

Lifestyle protection insurance

On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $493 million with net proceeds of approximately $400 million, subject to the finalization of closing balance sheet purchase price adjustments expected in the second quarter of 2016. During the first quarter of 2016, we recorded an additional after-tax loss of approximately $19 million primarily related to claim liabilities and taxes we retain.

We retained liabilities for the U.K. pension plan as well as taxes and certain claims and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities, where appropriate; however, there may be future adjustments to these estimates.

(13) Condensed Consolidating Financial Information

Genworth Financial provides a full and unconditional guarantee to the trustee of Genworth Holdings’ outstanding senior notes and the holders of the senior notes, on an unsecured unsubordinated basis, of the full and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of March 31, 2016 and December 31, 2015, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three months ended March 31, 2016 and 2015 and the condensed consolidating cash flow statement information for the three months ended March 31, 2016 and 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of March 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$60,490	$(200)	$60,290
Equity securities available-for-sale, at fair value	—	—	431	—	431
Commercial mortgage loans	—	—	6,179	—	6,179
Restricted commercial mortgage loans related to securitization entities	—	—	155	—	155
Policy loans	—	—	1,565	—	1,565
Other invested assets	—	5	2,927	(9)	2,923
Restricted other invested assets related to securitization entities, at fair value	—	—	422	—	422
Investments in subsidiaries	14,108	14,197	—	(28,305)	—

Total investments	14,108	14,202	72,169	(28,514)	71,965

Cash and cash equivalents	—	760	3,283	—	4,043
Accrued investment income	—	—	720	—	720
Deferred acquisition costs	—	—	4,235	—	4,235
Intangible assets and goodwill	—	—	291	—	291
Reinsurance recoverable	—	—	17,587	—	17,587
Other assets	(4)	265	317	(1)	577
Intercompany notes receivable	—	68	392	(460)	—
Separate account assets	—	—	7,624	—	7,624
Assets held for sale	—	—	131	—	131

Total assets	$14,104	$15,295	$106,749	$(28,975)	$107,173

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$36,776	$—	$36,776
Policyholder account balances	—	—	26,354	—	26,354
Liability for policy and contract claims	—	—	8,177	—	8,177
Unearned premiums	—	—	3,378	—	3,378
Other liabilities	11	340	3,256	(11)	3,596
Intercompany notes payable	68	592	—	(660)	—
Borrowings related to securitization entities	—	—	173	—	173
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,711	521	—	4,232
Deferred tax liability	(30)	(1,099)	1,578	—	449
Separate account liabilities	—	—	7,624	—	7,624
Liabilities held for sale	—	—	131	—	131

Total liabilities	49	3,544	88,278	(671)	91,200

Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,952	9,098	17,034	(26,132)	11,952
Accumulated other comprehensive income (loss)	4,185	4,242	4,224	(8,466)	4,185
Retained earnings	617	(1,589)	(5,005)	6,594	617
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,055	11,751	16,253	(28,004)	14,055
Noncontrolling interests	—	—	2,218	(300)	1,918

Total equity	14,055	11,751	18,471	(28,304)	15,973

Total liabilities and equity	$14,104	$15,295	$106,749	$(28,975)	$107,173

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

Liabilities and equity
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$794	$—	$794
Net investment income	(1)	(1)	795	(4)	789
Net investment gains (losses)	—	(15)	(4)	—	(19)
Policy fees and other income	—	(4)	225	—	221

Total revenues	(1)	(20)	1,810	(4)	1,785

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	860	—	860
Interest credited	—	—	177	—	177
Acquisition and operating expenses, net of deferrals	88	35	271	—	394
Amortization of deferred acquisition costs and intangibles	—	—	99	—	99
Interest expense	1	71	37	(4)	105

Total benefits and expenses	89	106	1,444	(4)	1,635

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(90)	(126)	366	—	150
Provision (benefit) for income taxes	(24)	(43)	90	—	23
Equity in income of subsidiaries	119	106	—	(225)	—

Income from continuing operations	53	23	276	(225)	127
Loss from discontinued operations, net of taxes	—	—	(19)	—	(19)

Net income	53	23	257	(225)	108
Less: net income attributable to noncontrolling interests	—	—	55	—	55

Net income available to Genworth Financial, Inc.’s common stockholders	$53	$23	$202	$(225)	$53

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended March 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,143	$—	$1,143
Net investment income	—	—	785	(4)	781
Net investment gains (losses)	—	3	(19)	—	(16)
Policy fees and other income	—	(9)	236	—	227

Total revenues	—	(6)	2,145	(4)	2,135

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,192	—	1,192
Interest credited	—	—	180	—	180
Acquisition and operating expenses, net of deferrals	5	1	261	—	267
Amortization of deferred acquisition costs and intangibles	—	—	95	—	95
Interest expense	—	77	34	(4)	107

Total benefits and expenses	5	78	1,762	(4)	1,841

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(5)	(84)	383	—	294
Provision (benefit) for income taxes	(9)	(29)	129	—	91
Equity in income of subsidiaries	150	143	—	(293)	—

Income from continuing operations	154	88	254	(293)	203
Income from discontinued operations, net of taxes	—	—	1	—	1

Net income	154	88	255	(293)	204
Less: net income attributable to noncontrolling interests	—	—	50	—	50

Net income available to Genworth Financial, Inc.’s common stockholders	$154	$88	$205	$(293)	$154

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$53	$23	$257	$(225)	$108
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	807	789	809	(1,598)	807
Net unrealized gains (losses) on other-than-temporarily impaired securities	(4)	(5)	(4)	9	(4)
Derivatives qualifying as hedges	257	256	275	(531)	257
Foreign currency translation and other adjustments	115	86	217	(202)	216

Total other comprehensive income (loss)	1,175	1,126	1,297	(2,322)	1,276

Total comprehensive income (loss)	1,228	1,149	1,554	(2,547)	1,384
Less: comprehensive income attributable to noncontrolling interests	—	—	156	—	156

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,228	$1,149	$1,398	$(2,547)	$1,228

The following table presents the condensed consolidating comprehensive income statement information for the three months ended March 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$154	$88	$255	$(293)	$204
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	293	275	323	(568)	323
Net unrealized gains (losses) on other-than-temporarily impaired securities	2	2	2	(4)	2
Derivatives qualifying as hedges	177	177	189	(366)	177
Foreign currency translation and other adjustments	(226)	(170)	(370)	396	(370)

Total other comprehensive income (loss)	246	284	144	(542)	132

Total comprehensive income (loss)	400	372	399	(835)	336
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(64)	—	(64)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$400	$372	$463	$(835)	$400

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$53	$23	$257	$(225)	$108
Less loss from discontinued operations, net of taxes	—	—	19	—	19
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(119)	(106)	—	225	—
Dividends from subsidiaries	—	73	(73)	—	—
Gain on sale of subsidiary	—	—	(20)	—	(20)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(38)	—	(38)
Net investment losses (gains)	—	15	4	—	19
Charges assessed to policyholders	—	—	(191)	—	(191)
Acquisition costs deferred	—	—	(50)	—	(50)
Amortization of deferred acquisition costs and intangibles	—	—	99	—	99
Deferred income taxes	(5)	(48)	60	—	7
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	3	18	—	21
Stock-based compensation expense	5	—	2	—	7
Change in certain assets and liabilities:
Accrued investment income and other assets	4	(45)	(113)	(5)	(159)
Insurance reserves	—	—	36	—	36
Current tax liabilities	(7)	(6)	5	—	(8)
Other liabilities, policy and contract claims and other policy-related balances	3	(65)	469	(1)	406

Net cash from operating activities	(66)	(156)	484	(6)	256

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	690	—	840
Commercial mortgage loans	—	—	192	—	192
Restricted commercial mortgage loans related to securitization entities	—	—	6	—	6
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	905	—	905
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(2,042)	—	(2,042)
Commercial mortgage loans	—	—	(200)	—	(200)
Other invested assets, net	—	100	(72)	6	34
Policy loans, net	—	—	10	—	10
Intercompany notes receivable	—	(66)	66	—	—

Net cash from investing activities	—	184	(445)	6	(255)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	571	—	571
Withdrawals from universal life and investment contracts	—	—	(517)	—	(517)
Redemption of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	—	—	(326)
Repayment of borrowings related to securitization entities	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	(52)	—	(52)
Proceeds from intercompany notes payable	66	(66)	—	—	—
Other, net	—	—	13	—	13

Net cash from financing activities	66	(392)	(1,615)	—	(1,941)

Effect of exchange rate changes on cash and cash equivalents	—	—	31	—	31

Net change in cash and cash equivalents	—	(364)	(1,545)	—	(1,909)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	—	760	3,324	—	4,084
Less cash and cash equivalents held for sale at end of period	—	—	41	—	41

Cash and cash equivalents of continuing operations at end of period	$—	$760	$3,283	$—	$4,043

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the three months ended March 31, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$154	$88	$255	$(293)	$204
Less income from discontinued operations, net of taxes	—	—	(1)	—	(1)
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(150)	(143)	—	293	—
Dividends from subsidiaries	—	132	(132)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(21)	—	(21)
Net investment losses (gains)	—	(3)	19	—	16
Charges assessed to policyholders	—	—	(196)	—	(196)
Acquisition costs deferred	—	—	(86)	—	(86)
Amortization of deferred acquisition costs and intangibles	—	—	95	—	95
Deferred income taxes	(5)	(40)	70	—	25
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	9	9	—	18
Stock-based compensation expense	2	—	(5)	—	(3)
Change in certain assets and liabilities:
Accrued investment income and other assets	2	(7)	(23)	3	(25)
Insurance reserves	—	—	443	—	443
Current tax liabilities	(4)	66	(71)	—	(9)
Other liabilities, policy and contract claims and other policy-related balances	—	(60)	275	(13)	202
Cash from operating activities—held for sale	—	—	(38)	—	(38)

Net cash from operating activities	(1)	42	593	(10)	624

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	1,089	—	1,089
Commercial mortgage loans	—	—	198	—	198
Restricted commercial mortgage loans related to securitization entities	—	—	13	—	13
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	418	—	418
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(1,802)	—	(1,802)
Commercial mortgage loans	—	—	(247)	—	(247)
Other invested assets, net	—	(100)	1	10	(89)
Intercompany notes receivable	2	(10)	38	(30)	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Cash from investing activities—held for sale	—	—	54	—	54

Net cash from investing activities	2	(135)	(213)	(20)	(366)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	630	—	630
Withdrawals from universal life and investment contracts	—	—	(527)	—	(527)
Redemption of non-recourse funding obligations	—	—	(13)	—	(13)
Repayment of borrowings related to securitization entities	—	—	(11)	—	(11)
Dividends paid to noncontrolling interests	—	—	(54)	—	(54)
Proceeds from intercompany notes payable	—	(40)	10	30	—
Other, net	(1)	—	38	—	37
Cash from financing activities—held for sale	—	—	(27)	—	(27)

Net cash from financing activities	(1)	(40)	46	30	35

Effect of exchange rate changes on cash and cash equivalents	—	—	(53)	—	(53)

Net change in cash and cash equivalents	—	(133)	373	—	240
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	820	4,338	—	5,158
Less cash and cash equivalents held for sale at end of period	—	—	221	—	221

Cash and cash equivalents from continuing operations at end of period	$—	$820	$4,117	$—	$4,937

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $140 million to us in 2016 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $140 million is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2016 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of March 31, 2016, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.0 billion and $14.1 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2015 Annual Report on Form 10-K.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	strategic risks including: our inability to successfully execute strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, cost savings, ratings and capital), our inability to complete the planned sale of our European mortgage insurance business at all or on the terms anticipated, and failure to attract buyers for any other businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; or adverse tax or accounting charges; and inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•	risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); and changes in valuation of fixed maturity, equity and trading securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•

regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations; litigation and regulatory investigations or other actions, including not receiving court approval of the planned settlement of In re Genworth Financial, Inc. Securities Litigation; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions (including the unwillingness or inability of the subsidiary that indirectly owns most of the interests in our Australian and Canadian mortgage insurance businesses to pay the dividends that it receives from those businesses as a result of the impact on its financial condition of its capital support for certain long-term care insurance related reinsurance arrangements); adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to meet or maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and changes in accounting and reporting standards;

•	liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including our inability to replace our credit facility); recent or future adverse rating agency actions, including with respect to rating downgrades or potential downgrades, or being put on review for potential downgrade, all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

•	operational risks including: inability to retain, attract and motivate qualified employees or senior management; ineffective or inadequate risk management in identifying, controlling or mitigating risks; reliance on, and loss of, key customer or distribution relationships; availability, affordability and adequacy of reinsurance to protect us against losses; competition; competition in our mortgage insurance businesses from government and government-owned and government-sponsored enterprises (“GSEs”) offering mortgage insurance; material weakness in, or ineffective, internal control over financial reporting; and failure or any compromise of the security of our computer systems, disaster recovery systems and business continuity plans and failures to safeguard, or breaches of, our confidential information;

•	insurance and product-related risks including: our inability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, and charge higher premiums on new policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums); our inability to reflect future premium increases and other management actions in our margin calculation as anticipated; failure to sufficiently increase new sales for our long-term care insurance products; inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our mortgage insurance businesses; premiums for the significant portion of our mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•

other risks including: occurrence of natural or man-made disasters or a pandemic; impairments of or valuation allowances against our deferred tax assets; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	risks relating to our common stock including: the continued suspension of payment of dividends; and stock price fluctuations.

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

On December 1, 2015, we completed the sale of our lifestyle protection insurance business, which had previously been designated as a non-core business. Prior to its sale, our lifestyle protection insurance business was reported as discontinued operations and its financial position, results of operations and cash flows were separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 12 in our consolidated financial statements under “Item 1—Financial Statements” for additional information.

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

On February 4, 2016, as part of restructuring our U.S. life insurance businesses, we announced an initiative to: (i) suspend sales of our traditional life insurance and fixed annuity products; (ii) further reduce expense levels in 2016; (iii) repatriate existing business from Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), our primary Bermuda domiciled reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016; and (iv) separate and potentially isolate our long-term care insurance business.

In the first quarter of 2016, we made progress on this plan. All sales of traditional life insurance and fixed annuity products were suspended on March 7, 2016. Expense actions taken to date are expected to reduce cash expenses by approximately $135 million pre-tax on an annualized basis. Effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to the U.S. life insurance companies. In March 2016, we successfully completed a bond consent solicitation, demonstrating progress toward the isolation of our long-term care insurance business. The bond consents permitted us to amend our bond indentures to: (i) eliminate concerns that any bankruptcy or insolvency-related events involving the subsidiary companies that operate our long-term care insurance business would result in a default of our bonds; and (ii) provide clarity on how Genworth Holdings’ debt would be treated in a sale or disposition of our life insurance, annuity and long-term care insurance businesses, eliminating uncertainty related to certain potential transactions.

In conjunction with this U.S. life insurance restructuring plan, we continue to remain open to strategic alternatives and are actively pursuing options that would accomplish the goal of separating and isolating the long-term care business from our other businesses and ultimately separating the mortgage insurance businesses from the U.S. life insurance businesses. The successful completion of the bond consent process, our efforts to reduce our holding company debt and our continuing progress in executing the U.S. life insurance restructuring plan to simplify our organization and reduce interdependencies are expected to provide additional strategic and financial flexibility. In assessing strategic options, we are considering many factors, including, the level of debt capacity, tax considerations, the views of regulators and rating agencies, and resulting impacts to book value, liquidity and other financial metrics.

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $53 million and $154 million during the three months ended March 31, 2016 and 2015, respectively.

•	During the three months ended March 31, 2016, we recorded a $45 million expense related to the planned settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation. We also recorded $3 million of additional legal fees in the current year related to other pending litigation.

•	We paid a make-whole expense of approximately $13 million in January 2016 related to the early redemption of Genworth Holdings’ senior notes due in 2016. We repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a gain of $2 million in the first quarter of 2016.

•	In the first quarter of 2016, we incurred expenses related to Genworth Holdings’ bond consent solicitation of $12 million for broker, advisor and investment banking fees.

•	During the three months ended March 31, 2016, we recorded $9 million related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In addition, we recorded a loss of $6 million from the write-off of deferred borrowing costs in connection with the early extinguishment of non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016.

•	Our financial results in our Australia mortgage insurance business were also lower as a result of the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%.

•	We had an increase of $52 million in our long-term care insurance business in the current year driven by increased premiums and reduced benefits from in-force rate actions, partially offset by a $4 million unfavorable correction related to the calculation on our in-force rate actions.

•	During the three months ended March 31, 2016, we recorded an additional loss of $19 million related to the sale of our lifestyle protection insurance business and an estimated gain of $20 million related to the planned sale of our mortgage insurance business in Europe.

Significant Developments

The periods under review include, among others, the following significant developments.

Dispositions

•	Completed sale of a life insurance block. In January 2016, Genworth Life and Annuity Insurance Company (“GLAIC”), our indirect wholly-owned subsidiary, entered into a reinsurance agreement to coinsure certain term life insurance business with Protective Life Insurance Company (“Protective Life”) as part of a life block transaction. This transaction is expected to generate capital in excess of $150 million in aggregate to Genworth, including anticipated tax benefits of approximately $175 million to the holding company that are scheduled to be settled in July 2016, which are committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

U.S. Life Insurance

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on the older generation blocks of business that were written before 2002. We are also requesting premium rate increases on newer blocks of business, as needed. For all of these rate action filings, we received 21 filing approvals from six states in the first quarter of 2016, representing a weighted-average increase of 30% on approximately $144 million in annualized in-force premiums. We also submitted 19 new filings in 10 states in the first quarter of 2016 on approximately $206 million in annualized in-force premiums.

Liquidity and Capital Resources

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. Genworth Holdings paid total fees related to the bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed, in the first quarter of 2016.

•	Redemption of Non-Recourse Funding Obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company (“River Lake”), our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

Financial Strength Ratings

There were no changes of the financial strength ratings of our insurance subsidiaries during the three months ended March 31, 2016 other than the downgrades previously disclosed in our Annual Report on Form 10-K filed on February 26, 2016.

Critical Accounting Estimates

As of March 31, 2016, other than as set forth below, there have been no material changes to critical accounting estimates set forth in our Annual Report on Form 10-K filed on February 26, 2016.

Deferred acquisition costs

Historically low interest rates spreads have impacted the margins on our fixed immediate annuity products. As of March 31, 2016 and December 31, 2015, we had margin of approximately $11 million and $19 million, respectively, on $5,758 million and $5,849 million, respectively, of net U.S. generally accepted accounting principles (“U.S. GAAP”) liability related to our fixed immediate annuity products. As of March 31, 2016 and December 31, 2015, we had DAC of $16 million and $17 million, respectively, related to our immediate annuity products. The risks we face include adverse variations in interest rates, credit spreads and/or mortality. Adverse experience in one or both of these risks could result in the DAC associated with our fixed immediate annuity products being no longer fully recoverable as well as the establishment of additional benefit reserves. As of March 31, 2016, for our fixed immediate annuity products, a combined 50 basis point reduction in interest rates or credit spreads, or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in margin reduction of approximately $27 million or $23 million, respectively. In addition, if interest rates and credit spreads remain at current levels for an extended period of time, margins could decline further or become negative. Margin reduction below zero results in a premium deficiency and would result in a charge to current period earnings. Any favorable variation would result in additional margin in our DAC loss recognition analysis and would result in higher income recognition over the remaining duration of the in-force block. As of March 31, 2016, we believe all of our businesses have sufficient projected future income where the related DAC would be recoverable under selected adverse variations in our assumptions.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. During 2015 and into 2016, the U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Europe and the Middle East and slow growth in China, which has kept interest rates low and resulted in decreases in oil and commodity prices.

Slow or varied levels of economic growth, coupled with uncertain financial markets and economic outlooks, changes in government policy, regulatory reforms and other changes in market conditions, influenced, and we believe will continue to influence, investment and spending decisions by consumers and businesses as they adjust their consumption, debt, capital and risk profiles in response to these conditions. These trends change as investor confidence in the markets and the outlook for some consumers and businesses shift. As a result, our sales, revenues and profitability trends of certain insurance and investment products as well as the value of assets and liabilities have been and could be further impacted going forward. In particular, factors such as government spending, monetary policies, the volatility and strength of the capital markets, anticipated tax policy changes and the impact of global financial regulation reform will continue to affect economic and business outlooks, level of interest rates and consumer behaviors moving forward.

The U.S. and international governments, the Federal Reserve, other central banks and other legislative and regulatory bodies have taken certain actions to support the economy and capital markets, influence interest rates, influence housing markets and mortgage servicing and provide liquidity to promote economic growth. These include various mortgage restructuring programs implemented or under consideration by the GSEs, lenders, servicers and the U.S. government. Outside of the United States, various governments and central banks have taken actions to stimulate economies, stabilize financial systems and improve market liquidity. In aggregate, these actions had a positive effect in the short term on the economies of these countries and their markets; however, there can be no assurance as to the future impact these types of actions may have on the economic and financial markets, including levels of interest rates and volatility. A delayed economic recovery period, a U.S. or global recession or regional or global financial crisis could materially and adversely affect our business, financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations. For a discussion of our segment results, see “—Results of Operations and Selected Financial and Operating Performance Measures by Segment.”

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$794	$1,143	$(349)	(31)%
Net investment income	789	781	8	1%
Net investment gains (losses)	(19)	(16)	(3)	(19)%
Policy fees and other income	221	227	(6)	(3)%

Total revenues	1,785	2,135	(350)	(16)%

Benefits and expenses:
Benefits and other changes in policy reserves	860	1,192	(332)	(28)%
Interest credited	177	180	(3)	(2)%
Acquisition and operating expenses, net of deferrals	394	267	127	48%
Amortization of deferred acquisition costs and intangibles	99	95	4	4%
Interest expense	105	107	(2)	(2)%

Total benefits and expenses	1,635	1,841	(206)	(11)%

Income from continuing operations before income taxes	150	294	(144)	(49)%
Provision for income taxes	23	91	(68)	(75)%

Income from continuing operations	127	203	(76)	(37)%
Income (loss) from discontinued operations, net of taxes	(19)	1	(20)	NM (1)

Net income	108	204	(96)	(47)%
Less: net income attributable to noncontrolling interests	55	50	5	10%

Net income available to Genworth Financial, Inc.’s common stockholders	$53	$154	$(101)	(66)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment decreased $342 million. Our life insurance business decreased $364 million principally related to higher ceded reinsurance in the current year. We initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Our fixed annuities business decreased $7 million principally from lower sales of our life-contingent products resulting from the suspension of product offerings in the current year. Our long-term care insurance business increased $29 million largely from $31 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our Canada Mortgage Insurance segment decreased $8 million driven by a $17 million decrease attributable to changes in foreign exchange rates during the three months ended March 31, 2016. Excluding the effects of foreign exchange, our Canada Mortgage Insurance segment increased primarily from the seasoning of our larger in-force blocks of business in the current year.

•	Our Australia Mortgage Insurance segment decreased $8 million driven by a $10 million decrease attributable to changes in foreign exchange rates during the three months ended March 31, 2016. Excluding the effects of foreign exchange, our Australia Mortgage Insurance segment increased primarily as a result of the refinements to premium recognition factors made in the third quarter of 2015, partially offset by the seasoning of our prior year in-force blocks of business and a decrease in premiums from a lower loan-to-value mix and flow volume in the current year.

•	Our U.S. Mortgage Insurance segment increased $10 million mainly attributable to higher average flow mortgage insurance in-force and the reversal of the accrual for premium refunds related to policy cancellations that was recorded in the third quarter of 2015, partially offset by higher ceded reinsurance premiums in the current year.

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

•	Our Runoff segment decreased $7 million mainly attributable to lower account values in our variable annuity products in the current year.

•	Our U.S. Life Insurance segment decreased $3 million primarily from our life insurance business largely related to lower production and a decrease in our term universal and universal life insurance in-force blocks in the current year.

•	Our Australia Mortgage Insurance segment increased $4 million primarily due to non-functional currency transactions attributable to remeasurement and repayment of intercompany loans in the prior year that did not recur.

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

•	Our U.S. Life Insurance segment decreased $333 million. Our life insurance business decreased $337 million principally related to higher ceded reinsurance in the current year. We initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. Our fixed annuities business decreased $6 million largely attributable to lower sales of our life-contingent products and lower interest credited, partially offset by less favorable mortality in the current year. Our long-term care insurance business increased $10 million principally from aging and growth of the in-force block, lower terminations, higher severity on new claims, a $7 million unfavorable correction related to a calculation on our in-force rate actions and incremental reserves of $4 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by reduced benefits of $52 million in the current year related to in-force rate actions approved and implemented. The prior year also included net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance.

•	Our U.S. Mortgage Insurance segment decreased $12 million primarily driven by a continued decline in new delinquencies primarily in our 2005 through 2008 book years, partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

•	Our Runoff segment increased $8 million primarily related to our variable annuity products from an increase in our guaranteed minimum death benefit (“GMDB”) reserves due to less favorable equity market performance and unfavorable mortality in our corporate-owned life insurance products in the current year.

•	Our Australia Mortgage Insurance segment increased $7 million primarily driven by a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. The increase was also attributable to a higher average reserve per delinquency from aging of existing delinquencies primarily in commodity-dependent regions, partially offset by favorable cures in the current year. The three months ended March 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our U.S. Life Insurance segment decreased $6 million primarily related to our fixed annuities business driven by a decrease in average account values and lower crediting rates in the current year.

•	Our Runoff segment increased $3 million largely related to higher loan cash values in our corporate-owned life insurance products in the current year.

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

•	Corporate and Other activities increased $123 million mainly driven by $69 million for the planned settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016, and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase was also attributable to an additional estimated loss of $7 million recorded in the first quarter of 2016 related to the planned sale of our mortgage insurance business in Europe and $4 million of additional legal fees in the current year related to other pending litigation. We also had higher net expenses after allocations to our operating segments in the current year.

•	Our Canada Mortgage Insurance segment increased $6 million mainly from higher stock-based compensation expense driven by an increase in Genworth MI Canada Inc.’s (“Genworth Canada”) share price in the current year. The three months ended March 31, 2016 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software. Our U.S. Life Insurance segment increased $5 million. Our life insurance business increased $3 million largely related to the write-off of computer software in connection with a restructuring charge in the current year. Our fixed annuities business increased $2 million largely attributable to a less favorable unlocking primarily related to lapses in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Corporate and Other activities decreased $5 million largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

•	Our U.S. Life Insurance segment increased $3 million driven by our life insurance business principally from the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and from the impact of credit rating downgrades which increased the cost of financing term life insurance reserves, partially offset by lower letter of credit fees in the current year.

Provision for income taxes. The effective tax rate decreased to 15.2% for the three months ended March 31, 2016 from 30.9% for the three months ended March 31, 2015. The decrease in the effective tax rate was primarily attributable to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe in the current year. The decrease was also related to tax benefits related to the planned sale of our mortgage insurance business in Europe in the current year as well as higher state income tax true ups in the prior year. These decreases were partially offset by international tax true ups in the prior year and higher stock-based compensation in the current year. The three months ended March 31, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The increase was primarily related to the additional sale of shares of our Australian mortgage insurance business in May 2015, which reduced our ownership percentage to 52.0%. The three months ended March 31, 2016 included a decrease of $8 million attributable to changes in foreign exchange rates.

Reconciliation of net income to net operating income

Net operating income for the three months ended March 31, 2016 and 2015 was $103 million and $154 million, respectively. We define net operating income (loss) as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) if, in our opinion, they are not indicative of overall operating trends.

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

The following table includes a reconciliation of net income available to Genworth Financial, Inc.’s common stockholders to net operating income for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016	2015
Net income available to Genworth Financial, Inc.’s common stockholders	$53	$154
Net income attributable to noncontrolling interests	55	50

Net income	108	204
Income (loss) from discontinued operations, net of taxes	(19)	1

Income from continuing operations	127	203
Less: net income attributable to noncontrolling interests	55	50

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	72	153
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	13	1
(Gains) losses on sale of businesses, net	(20)	—
(Gains) losses on early extinguishment of debt, net	11	—
(Gains) losses from life block transactions, net	6	—
Expenses related to restructuring, net	9	—
Fees associated with bond consent solicitation, net	12	—

Net operating income	$103	$154

In the first quarter of 2016, we recorded an estimated gain of $20 million, net of taxes, related to the planned sale of our mortgage insurance business in Europe.

In January 2016, we paid a make-whole expense of $13 million, net of taxes, related to the early redemption of Genworth Holdings’ 2016 Notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a gain of $2 million, net of taxes, in the first quarter of 2016. These transactions were excluded for net operating income for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in an after-tax loss of $6 million in connection the early extinguishment of non-recourse funding obligations.

In the first quarter of 2016, we recorded an after-tax expense of $9 million related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses.

There were no infrequent or unusual items excluded from net operating income during the periods presented other than fees incurred during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $12 million, net of taxes, for broker, advisor and investment banking fees.

Earnings per share

The following table provides basic and diluted net income available to Genworth Financial, Inc.’s common stockholders and net operating income per common share for the periods indicated:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2016	2015
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.14	$0.31

Diluted	$0.14	$0.31

Net income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.11	$0.31

Diluted	$0.11	$0.31

Net operating income per common share:
Basic	$0.21	$0.31

Diluted	$0.21	$0.31

Weighted-average common shares outstanding:
Basic	498.0	497.0

Diluted	499.4	498.9

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

We allocate our consolidated provision for income taxes to our operating segments. Our allocation methodology applies a specific tax rate to the pre-tax income (loss) of each segment, which is then adjusted in each segment to reflect the tax attributes of items unique to that segment such as foreign income. The difference between the consolidated provision for income taxes and the sum of the provision for income taxes in each segment is reflected in Corporate and Other activities. The annually-determined tax rates and adjustments to each segment’s provision for income taxes are estimates which are subject to review and could change from year to year. The effective tax rates disclosed herein are calculated using whole dollars. As a result, the percentages shown may differ from an effective tax rate calculated using rounded numbers.

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

The level of private mortgage insurance industry market penetration and eventual market size is affected in part by actions taken by the GSEs, the Federal Housing Administration (“FHA”), the Federal Housing Finance

Agency (“FHFA”), the U.S. Congress or the U.S. government which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs.

Mortgage origination volume increased modestly from the fourth quarter of 2015, as higher refinance mortgage loan origination volume offset seasonally-lower purchase mortgage loan origination volume. Mortgage interest rates moved slightly lower during the first quarter of 2016, as higher volatility in the U.S. and international financial markets and a weaker outlook for global economic growth reduced U.S. Treasury yields and residential mortgage-backed securities. The relative increase in refinance mortgages compared to purchase mortgages resulted in a mix of originations with fewer purchase mortgages in the first quarter of 2016 compared to the fourth quarter of 2015. Because purchase mortgages typically are insured with private mortgage insurance more often than refinance mortgages, a mix of overall originations containing fewer purchase money mortgages results in a smaller private mortgage insurance market. Our U.S. mortgage insurance estimated market share remained stable during the first quarter of 2016.

New insurance written in the first quarter of 2016 increased 17% compared to the first quarter of 2015 but decreased 5% compared to the fourth quarter of 2015 consistent with normal seasonal declines in purchase originations. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. The percentage of single premium new insurance written increased modestly in the first quarter of 2016 reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile of these transactions. We have observed changes in competitor pricing protocols as well as continued highly competitive pricing with monthly premium borrower paid mortgage insurance during the first quarter of 2016. In March 2016, we introduced a new monthly premium borrower paid rate card which aligned our pricing with the factors promulgated by the GSEs in the revised industry-wide risk-based capital requirements under PMIERs. Our updated rate card features reduced rates across all loan-to-value ratios for borrowers with credit scores above 740, is broadly competitive with the industry, including the FHA, and results in a weighted-average rate consistent with our prior rate card given our current mix of business.

Our loss ratio decreased to 24% for the three months ended March 31, 2016 reflecting lower new delinquencies. New delinquencies during the first quarter of 2016 decreased compared to the first quarter of 2015 and the fourth quarter of 2015 due to macroeconomic improvements including improvements in unemployment rates and in housing values. The majority of new delinquencies in the first quarter of 2016 continued to come from our 2005 through 2008 book years. We have observed improvement in the ultimate claim expectations from early stage delinquencies through the first quarter of 2016. Foreclosure starts and the number of paid claims decreased during the first quarter of 2016 as compared to the first quarter of 2015. In addition, the older delinquencies that remain in our portfolio, particularly those from our 2005 through 2008 book years, continued to age through the first quarter of 2016 from the lengthening of the foreclosure process. This aging has resulted in increased claims expenses relative to claims paid during the period prior to the 2008 financial crisis when the industry was experiencing a shorter foreclosure process than at present. Overall, we have seen a reduction in loans that have been subject to a modification or workout in the first quarter of 2016 compared to the first quarter of 2015. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies. Depending on our experience going forward, we may need to adjust our reserve frequency or severity assumptions as experience from these programs continues to emerge.

As of March 31, 2016, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 15.5:1, compared with a risk-to-capital ratio of approximately 16.4:1 as of December 31, 2015. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, the amount of additional capital that is generated within the business or capital support (if any) that we provide and changes in the value of affiliate assets.

Effective December 31, 2015, each GSE adopted revised PMIERs which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. We have met all PMIERs reporting requirements as required by the GSEs to date. As of March 31, 2016, we estimate our U.S. mortgage insurance business had available assets of approximately 113% of the required assets under PMIERs compared to 109% as of December 31, 2015. This increase was driven primarily by a higher valuation of our U.S mortgage insurance business’ holdings in Genworth Canada, the impact of foreign exchange and the reduction in delinquent loans.

In 2015, our U.S. mortgage insurance business entered into three separate reinsurance transactions for the primary purpose of obtaining capital credit under PMIERs in order to meet the PMIERs financial requirements. Beginning January 1, 2016, the reinsurance treaty covering our 2015 book year includes all eligible mortgage insurance certificates issued through the fourth quarter of 2015. The three reinsurance transactions provided an aggregate of approximately $525 million of PMIERs capital credit as of March 31, 2016.

As of March 31, 2016, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $16.9 billion of insurance in-force, with $15.8 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through the year ending December 31, 2016. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

On April 14, 2016, FHFA announced the Principal Reduction Modification program for borrowers whose loans are owned or guaranteed by Fannie Mae or Freddie Mac and who meet specific eligibility criteria. FHFA expects that approximately 33,000 borrowers will be eligible for the program but because actual participation will be dependent upon the effectiveness of loan servicer solicitations and loan modification processes, we are not anticipating a material impact on our results of operations.

Segment results of operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$160	$150	$10	7%
Net investment income	15	19	(4)	(21)%
Net investment gains (losses)	(1)	—	(1)	NM (1)
Policy fees and other income	1	1	—	—%

Total revenues	175	170	5	3%

Benefits and expenses:
Benefits and other changes in policy reserves	38	50	(12)	(24)%
Acquisition and operating expenses, net of deferrals	39	37	2	5%
Amortization of deferred acquisition costs and intangibles	3	2	1	50%

Total benefits and expenses	80	89	(9)	(10)%

Income from continuing operations before income taxes	95	81	14	17%
Provision for income taxes	34	29	5	17%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	61	52	9	17%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$61	$52	$9	17%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income increased in the current year mainly attributable to a continued decline in new delinquencies and higher premiums, partially offset by a lower benefit from net cures and aging of existing delinquencies.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force and the reversal of the accrual for premium refunds related to policy cancellations that was recorded in the third quarter of 2015, partially offset by higher ceded reinsurance premiums in the current year.

Net investment income decreased primarily from lower intercompany dividends received of approximately $8 million as a result of the intercompany sale of U.S. mortgage insurance’s ownership interest in affiliate preferred securities in July 2015. This decrease was partially offset by higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years, partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher employee compensation expense that resulted from growth in sales in the current year. This increase was partially offset by a write-off of software in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased slightly to 35.8% for the three months ended March 31, 2016 from 35.7% for the three months ended March 31, 2015. The increase in the effective tax rate was primarily attributable to changes in state taxes.

U.S. Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force	$124,100	$115,200	$8,900	8%
Risk in-force	31,600	28,900	2,700	9%
New insurance written	7,400	6,300	1,100	17%
Net premiums written	176	170	6	4%

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of the increase of $9.8 billion in flow insurance in-force, which increased from $111.9 billion as of March 31, 2015 to $121.7 billion as of March 31, 2016 as a result of new insurance written during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.9 billion in bulk insurance in-force, which decreased from $3.3 billion as of March 31, 2015 to $2.4 billion as of March 31, 2016 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 82% and 81% for the three months ended March 31, 2016 and 2015, respectively.

New insurance written

New insurance written increased in the current year primarily driven by a larger purchase originations market and an increase in our market share. We also had a lower concentration of single premium lender paid business reflecting our decision to selectively participate in the market.

Net premiums written

Net premiums written increased due to higher flow insurance in-force and the reversal of the accrual for premium refunds related to policy cancellations that was recorded in the third quarter of 2015, partially offset by higher ceded reinsurance premiums in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended March 31,		Increase (decrease)
	2016	2015	2016 vs. 2015
Loss ratio	24%	33%	(9)%
Expense ratio (net earned premiums)	26%	26%	—%
Expense ratio (net premiums written)	24%	23%	1%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. The expense ratio (net premiums written) is the ratio of general expenses to net premiums written. In our business, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio decreased primarily from a continued decline in new delinquencies primarily in our 2005 through 2008 book years, in addition to higher net earned premiums attributable to higher average flow mortgage insurance in-force and the reversal of the accrual for premium refunds related to policy cancellations that was recorded in the third quarter of 2015, partially offset by higher ceded reinsurance premiums in the current year. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

The expense ratio (net premiums written) increased slightly from higher employee compensation expense that resulted from growth in sales, mostly offset by higher net premiums in the current year. The prior year also included a write-off of software that did not recur.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
Primary insurance:
Insured loans in-force	655,300	651,668	631,591
Delinquent loans	27,602	31,663	35,665
Percentage of delinquent loans (delinquency rate)	4.21%	4.86%	5.65%

Flow loan in-force	632,010	627,349	601,472
Flow delinquent loans	26,491	30,416	34,220
Percentage of flow delinquent loans (delinquency rate)	4.19%	4.85%	5.69%

Bulk loans in-force	23,290	24,319	30,119
Bulk delinquent loans (1)	1,111	1,247	1,445
Percentage of bulk delinquent loans (delinquency rate)	4.77%	5.13%	4.80%

A minus and sub-prime loans in-force	26,995	28,332	33,805
A minus and sub-prime loans delinquent loans	5,546	6,448	7,019
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	20.54%	22.76%	20.76%

Pool insurance:
Insured loans in-force	6,406	6,620	7,979
Delinquent loans	369	386	468
Percentage of delinquent loans (delinquency rate)	5.76%	5.83%	5.87%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 776 as of March 31, 2016, 889 as of December 31, 2015 and 984 as of March 31, 2015.

Total delinquencies related to our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	March 31, 2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,082	$45	$337	13%
4 - 11 payments	7,065	176	294	60%
12 payments or more	11,344	477	559	85%

Total	26,491	$698	$1,190	59%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,103	$52	$405	13%
4 - 11 payments	7,366	180	307	59%
12 payments or more	12,947	543	638	85%

Total	30,416	$775	$1,350	57%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of March 31, 2016	Percent of total reserves as of March 31, 2016 (1)	Delinquency rate
			March 31, 2016	December 31, 2015	March 31, 2015
By Region:
Southeast (2)	19%	23%	5.00%	5.78%	6.92%
South Central (3)	16	7	3.35%	3.81%	4.03%
Northeast (4)	14	34	7.92%	8.91%	10.04%
Pacific (5)	13	8	2.54%	3.01%	4.03%
North Central (6)	12	9	3.30%	3.89%	4.72%
Great Lakes (7)	10	6	2.95%	3.50%	3.96%
New England (8)	6	6	4.20%	4.71%	5.75%
Mid-Atlantic (9)	6	5	4.38%	5.05%	5.71%
Plains (10)	4	2	3.20%	3.70%	3.88%

Total	100%	100%	4.21%	4.86%	5.65%

(1)	Total reserves were $768 million as of March 31, 2016.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of March 31, 2016	Percent of total reserves as of March 31, 2016 (1)	Delinquency rate
			March 31, 2016	December 31, 2015	March 31, 2015
By State:
California	7%	3%	1.91%	2.26%	2.75%
Texas	7%	3%	3.30%	3.90%	3.97%
New York	6%	16%	8.21%	9.07%	10.11%
Florida	6%	14%	6.54%	7.71%	10.87%
Illinois	6%	6%	3.98%	4.70%	5.98%
Pennsylvania	4%	4%	5.30%	6.20%	6.94%
New Jersey	4%	13%	11.38%	12.71%	14.40%
Ohio	4%	3%	3.52%	4.14%	4.61%
Michigan	4%	1%	2.08%	2.56%	2.97%
North Carolina	3%	2%	4.24%	4.75%	5.20%

(1)	Total reserves were $768 million as of March 31, 2016.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of March 31, 2016:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.04%	11.9%	$3,714	3.0%	$833	2.6%
2005	5.65%	11.7	3,310	2.7	898	2.9
2006	5.84%	17.2	5,498	4.4	1,431	4.6
2007	5.74%	37.1	14,236	11.5	3,588	11.4
2008	5.28%	16.8	12,181	9.8	3,089	9.8
2009	4.95%	0.6	1,679	1.4	393	1.2
2010	4.69%	0.7	2,121	1.7	534	1.7
2011	4.53%	0.6	3,020	2.4	781	2.5
2012	3.83%	0.6	7,749	6.2	2,032	6.5
2013	4.01%	1.0	13,719	11.1	3,548	11.3
2014	4.40%	1.4	19,256	15.5	4,886	15.5
2015	4.10%	0.4	30,277	24.4	7,603	24.2
2016	4.12%	—	7,336	5.9	1,838	5.8

Total portfolio	4.73%	100.0%	$124,096	100.0%	$31,454	100.0%

(1)	Total reserves were $768 million as of March 31, 2016.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2016, the U.S. dollar strengthened against the Canadian dollar as compared with first quarter of 2015, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. However, we experienced some reversal in this trend near the end of the quarter as the Canadian dollar strengthened. Any future movement in foreign exchange rates could impact future results.

We closely monitor economic conditions across Canada due to the impact adverse changes in economic conditions can have on our results. The Canadian gross domestic product is expected to have experienced growth in the first quarter of 2016. The impact of continued low commodity prices, particularly oil, was more than offset by a strengthening non-resource export market in the first quarter of 2016, driven by weakness in the Canadian dollar. Although low commodities prices, particularly oil, continue to negatively impact economic growth, especially in the provinces of Alberta, Newfoundland and Labrador and Saskatchewan, Canadian gross domestic product is expected to grow by 1.7% in 2016 in comparison to 1.2% in 2015, and we anticipate growth rates to vary across different provinces. Federal government stimulus is expected to boost growth despite the uncertainty and volatility in the commodities market. We continue to monitor oil prices as part of our portfolio risk management strategy.

The overnight interest rate in Canada remained flat at 0.50% in the first quarter of 2016. With oil prices remaining well below historical averages and shrinking business investment in the energy sector, the low interest rate environment is expected to continue throughout 2016. Despite the continued pressure on oil prices and its impact to oil-producing provinces, Canada’s unemployment rate remained flat at 7.1% at the end of the first quarter of 2016 compared to the end of 2015. Home sales in Canada increased approximately 12% in the first quarter of 2016 compared to the first quarter in 2015 and approximately 2% compared to the fourth quarter of 2015. The national average home price increased modestly as of the end of the first quarter of 2016 compared to the first quarter of 2015 and the fourth quarter of 2015. New construction and activity in the resale market were strong in British Columbia and Ontario, while there were declines in housing activity in the oil-producing provinces. In 2016, the ending national average home price is expected to increase modestly compared to the end of 2015 and resales are expected to increase from 2015 levels but at a lower rate compared to the increase experienced in the first quarter of 2016. The Canadian housing market is expected to continue to experience significant regional variations with weakness in the oil-producing regions offset by strong housing markets in British Columbia and Ontario.

New delinquencies and the average reserve per delinquency in our mortgage insurance business in Canada increased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to ongoing economic pressure in oil-producing regions. As compared to the fourth quarter of 2015, the increase in new delinquencies and average reserve per delinquency were also attributable to seasonality. Our loss ratio in Canada increased 24% for the three months ended March 31, 2016. We expect our loss ratio in Canada to be modestly higher throughout the remainder of 2016 due to the impact of low oil prices.

In the first quarter of 2016, our mortgage insurance business in Canada experienced a modest reduction in new insurance written volumes due to targeted underwriting changes in certain regions and a slowing housing market in oil-producing regions compared to both the first quarter of 2015 and the fourth quarter of 2015. Additionally, the decrease in new insurance written volumes from the fourth quarter of 2015 was also attributable to seasonality. Given this recent experience as well as the economic uncertainties, we expect modestly lower net premiums written from flow mortgage insurance in 2016 compared to 2015. However, given the size of our more recent books and recent price increases, we expect earned premiums to be moderately higher throughout 2016 than in 2015 (excluding impact from foreign exchange movements).

Bulk new insurance written levels were lower in the first quarter of 2016 compared to the first quarter of 2015 due to lower customer demand. In Canada, our new insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of portfolio mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. On June 6, 2015, the Canadian government published draft regulations to limit bulk mortgage insurance to only those mortgages that will be used in Canada Mortgage and Housing Corporation securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations. The regulations will become effective on July 1, 2016. Although it is difficult to determine the full impact from this and other regulatory changes, the regulations have resulted in an increase in demand for bulk mortgage insurance in Canada in the second quarter of 2016 and we anticipate a decrease in demand from the July 1 effective date forward. To date, we have seen increased demand for bulk mortgage insurance in advance of this most recent change. Subsequent to the end of the first quarter of 2016, our mortgage insurance business in Canada has insured approximately CAD$22.0 billion of bulk mortgage insurance of high credit quality in the first three weeks in April 2016.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by OSFI. The Department of Finance in Canada has established a target MCT ratio for our mortgage insurance business in Canada of 175% under PRMHIA. We regularly review our capital levels and, after reviewing stress testing results and consulting with OSFI in 2014, we have established an operating MCT holding target of 220% pending the development of the new capital framework for mortgage insurers, which is targeted for implementation in 2017. The holding target of 220% MCT is designed to provide a prudent capital buffer to allow time to take necessary actions should capital levels be pressured by deteriorating macroeconomic conditions. As of March 31, 2016, our MCT ratio was approximately 234%, which was above the MCT holding target.

As previously disclosed, the Office of the Superintendent of Financial Institutions (“OSFI”) plans to update the regulatory capital framework for loans secured by residential real properties for both federally regulated mortgage insurers and deposit-taking institutions. OSFI will consult with federally regulated financial institutions and other stakeholders before making any changes, initially through a directed consultation with the industry in 2016, followed by broader public consultation later in the year. OSFI expects to have final rules in place no later than 2017. The anticipated changes may impact the regulatory capital requirements for our mortgage insurance business in Canada. We will continue to closely monitor the development of this framework.

Segment results of operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$111	$119	$(8)	(7)%
Net investment income	29	34	(5)	(15)%
Net investment gains (losses)	20	(18)	38	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	160	136	24	18%

Benefits and expenses:
Benefits and other changes in policy reserves	26	25	1	4%
Acquisition and operating expenses, net of deferrals	18	12	6	50%
Amortization of deferred acquisition costs and intangibles	9	9	—	—%
Interest expense	4	5	(1)	(20)%

Total benefits and expenses	57	51	6	12%

Income from continuing operations before income taxes	103	85	18	21%
Provision for income taxes	29	22	7	32%

Income from continuing operations	74	63	11	17%
Less: net income attributable to noncontrolling interests	34	29	5	17%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	40	34	6	18%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	(7)	6	(13)	NM (1)

Net operating income	$33	$40	$(7)	(18)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

Net operating income decreased mainly driven by a $6 million decrease attributable to changes in foreign exchange rates during the three months ended March 31, 2016. The decrease was also attributable to higher taxes and operating expenses in the current year.

Revenues

Premiums decreased driven by a $17 million decrease attributable to changes in foreign exchange rates during the three months ended March 31, 2016. Excluding the effects of foreign exchange, premiums increased $9 million primarily from the seasoning of our larger in-force blocks of business in the current year.

Net investment income decreased from a $5 million decrease attributable to changes in foreign exchange rates in the current year.

Net investment gains in the current year were primarily driven by derivative gains largely from hedging non-functional currency transactions. Net investment losses in the prior year were mainly from derivative losses largely from hedging non-functional currency transactions, partially offset by net gains from the sale of investment securities. The three months ended March 31, 2016 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased due to an increase in change in reserves of $5 million from an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity in certain regions in the current year. The three months ended March 31, 2016 also included a decrease of $4 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in the current year. The three months ended March 31, 2016 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 27.8% for three months ended March 31, 2016 from 25.7% for the three months ended March 31, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The three months ended March 31, 2016 included a decrease of $4 million attributable to changes in foreign exchange rates.

Canada Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force	$317,400	$288,800	$28,600	10%
Risk in-force	$111,100	$101,100	$10,000	10%
New insurance written	$5,700	$8,300	$(2,600)	(31)%
Net premiums written	$84	$109	$(25)	(23)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three months ended March 31, 2016 and 2015, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Insurance in-force and risk in-force included decreases of $8.3 billion and $2.9 billion, respectively, attributable to changes in foreign exchange rates during the three months ended March 31, 2016.

New insurance written

New insurance written decreased primarily as a result of lower bulk mortgage insurance activity and lower flow new insurance written. The decrease in flow new insurance written was driven by targeted underwriting changes and a slowing housing market in oil-producing regions in the current year. The three months ended March 31, 2016 included a decrease of $900 million attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2016, our unearned premium reserves were $1,527 million, compared to $1,411 million as of March 31, 2015.

Net premiums written decreased primarily from lower bulk mortgage insurance activity from lower customer demand and lower flow volume from targeted underwriting changes and a slowing housing market in oil-producing regions in the current year. These decreases were partially offset by the price increase on high loan-to-value premiums effective June 1, 2015, which resulted in higher net premiums written. The three months ended March 31, 2016 included a decrease of $13 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2016	2015	2016 vs. 2015
Loss ratio	24%	22%	2%
Expense ratio (net earned premiums)	24%	18%	6%
Expense ratio (net premiums written)	32%	20%	12%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. The expense ratio (net premiums written) is the ratio of general expenses to net premiums written. In our mortgage insurance business in Canada, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio increased primarily from an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity in certain regions, partially offset by higher premiums in the current year.

The expense ratio (net earned premiums) increased primarily attributable to higher stock-based compensation expense driven by an increase in Genworth Canada’s share price in the current year, partially offset by higher premiums primarily from the seasoning of our larger in-force blocks of business in the current year.

The expense ratio (net premiums written) increased primarily attributable to higher stock-based compensation expense driven by an increase in Genworth Canada’s share price in the current year and lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
Primary insured loans in-force	1,860,978	1,835,916	1,704,483
Delinquent loans	2,034	1,829	1,792
Percentage of delinquent loans (delinquency rate)	0.11%	0.10%	0.11%
Flow loans in-force	1,341,636	1,331,773	1,266,626
Flow delinquent loans	1,711	1,550	1,532
Percentage of flow delinquent loans (delinquency rate)	0.13%	0.12%	0.12%
Bulk loans in-force	519,342	504,143	437,857
Bulk delinquent loans	323	279	260
Percentage of bulk delinquent loans (delinquency rate)	0.06%	0.06%	0.06%

Flow mortgage loans in-force increased from new policies written and bulk mortgage loans in-force increased from bulk activity. The number of delinquent loans increased primarily from ongoing economic pressures in oil producing regions.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from most of our customers on a quarter lag. Based on the data provided by lenders, the 2016 delinquency rate as of December 31, 2015 was approximately 0.21%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force using the original terms of the loan.

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

	Percent of primary risk in-force as of March 31, 2016	Delinquency rate
		March 31, 2016	December 31, 2015	March 31, 2015
By province and territory:
Ontario	47%	0.05%	0.05%	0.05%
Alberta	17	0.16%	0.12%	0.09%
British Columbia	14	0.06%	0.08%	0.13%
Quebec	13	0.20%	0.19%	0.19%
Saskatchewan	3	0.21%	0.17%	0.15%
Nova Scotia	2	0.20%	0.18%	0.23%
Manitoba	2	0.10%	0.09%	0.07%
New Brunswick	1	0.21%	0.20%	0.22%
All other	1	0.14%	0.13%	0.12%

Total	100%	0.11%	0.10%	0.11%

Delinquency rates increased slightly primarily drive by more commodity dependent regions such as Alberta and Saskatchewan due to economic pressures related to low commodity prices.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the first quarter of 2016, the U.S. dollar strengthened against the Australian dollar as compared with first quarter of 2015, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. However, the average rates were relatively consistent with the prior quarter. Any future movement in foreign exchange rates could impact future results.

In Australia, the overall economy continued to expand during the first quarter of 2016, with anticipated moderate growth in the gross domestic product in the first quarter of 2016, reflecting contributions from tourism and resource exports, offset by weak domestic demand. At the same time, housing activity improved primarily from sustained low interest rates, with the cash rate remaining at 2.0% through the first quarter of 2016. Job creation slowed in the first quarter of 2016 with a minimal addition of jobs reported during the period. The March 2016 unemployment rate fell to 5.7% from 5.8% at the end of 2015.

Home prices in Australia continued to appreciate in the first quarter of 2016, with March 2016 home values approximately 6% higher than a year ago and approximately 2% higher than at the end of 2015. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth of approximately 7% and 10%, respectively, as of the end of the first quarter of 2016. We expect home price appreciation for 2016 will moderate compared to 2015 levels.

Our mortgage insurance business in Australia had a higher average reserve per delinquency in the first quarter of 2016 compared to the first quarter of 2015 as a result of higher concentration of later stage delinquencies. Compared to the fourth quarter of 2015, delinquencies increased due to seasonality as well as economic pressures primarily in commodity-dependent regions within Queensland and Western Australia. China’s economic slowdown has also impacted mining demand and investments in these areas. In addition, these regions are impacted by changes in commodity prices, which have remained below historical levels. If these regional trends continue, the loss ratio in the aggregate in Australia, which was 26% for the three months ended March 31, 2016, could increase. We will continue to closely monitor these economic conditions and assess their impact on our business.

In Australia, gross written premiums in the first quarter of 2016 were lower compared to the first quarter of 2015 partly due to the termination of a customer relationship with respect to new business effective in the second quarter of 2015. Compared to both the fourth quarter of 2015 and the first quarter of 2015, our mortgage insurance business in Australia experienced a decrease in gross written premiums driven by a reduction in high loan-to-value mortgage origination volume resulting from regulatory changes restricting loans originated for investment properties and high loan-to-value lending as the Australian Prudential Regulation Authority (“APRA”) continues to focus on lending standards, investment lending and serviceability. Our average premium rate in Australia has also been impacted by the tighter lending standards resulting in a shift of our flow new insurance written to lower loan-to-value products that have a lower premium rate and risk. Consequently, we expect high loan-to-value mortgages in proportion to total originations to be lower in 2016 compared to 2015. This will likely result in a decrease in both gross written premiums and earned premiums in 2016 despite the price increase, which was effective in March 2016.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of March 31, 2016, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 168% representing an increase from the 159% as of December 31, 2015 as a result of changes to reinsurance programs that were effective in 2016 and from capital releases on the seasoning of in-force business outpacing the capital required for the lower levels of new business. In the first quarter of 2016, Genworth Mortgage Insurance Australia Limited (“Genworth Australia”) announced a plan to execute an AUD$202 million capital reduction initiative in the second quarter of 2016. The plan is designed to return a portion of surplus capital equitably to all of its shareholders and ensure Genworth Australia maintains an efficient capital structure. This capital reduction plan has received APRA approval but is subject to Genworth Australia shareholder approval. As of March 31, 2016, if the plan was approved and executed, our estimated PCA ratio in our mortgage insurance business would have decreased to approximately 155%.

Segment results of operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$81	$89	$(8)	(9)%
Net investment income	24	32	(8)	(25)%
Net investment gains (losses)	—	1	(1)	(100)%
Policy fees and other income	—	(4)	4	100%

Total revenues	105	118	(13)	(11)%

Benefits and expenses:
Benefits and other changes in policy reserves	21	14	7	50%
Acquisition and operating expenses, net of deferrals	19	22	(3)	(14)%
Amortization of deferred acquisition costs and intangibles	3	5	(2)	(40)%
Interest expense	3	2	1	50%

Total benefits and expenses	46	43	3	7%

Income from continuing operations before income taxes	59	75	(16)	(21)%
Provision for income taxes	19	24	(5)	(21)%

Income from continuing operations	40	51	(11)	(22)%
Less: net income attributable to noncontrolling interests	21	21	—	—%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	19	30	(11)	(37)%
Adjustment to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	—	—	—	—%

Net operating income	$19	$30	$(11)	(37)%

Net operating income

Net operating income decreased primarily driven by higher losses and lower net investment income in the current year. The decrease was also from the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%. The three months ended March 31, 2016 also included a decrease of $3 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased driven by a $10 million decrease attributable to changes in foreign exchange rates during the three months ended March 31, 2016. Excluding the effects of foreign exchange, premiums increased primarily as a result of the refinements to premium recognition factors made in the third quarter of 2015, partially offset by the seasoning of our prior year in-force blocks of business and a decrease in premiums from a lower loan-to-value mix and flow volume in the current year.

Net investment income decreased primarily from lower average invested assets and a $3 million decrease attributable to changes in foreign exchange rates during the three months ended March 31, 2016.

Policy fees and other income increased primarily due to non-functional currency transactions attributable to remeasurement and repayment of intercompany loans in the prior year that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased due to a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. The increase was also attributable to a higher average reserve per delinquency from aging of existing delinquencies primarily in commodity-dependent regions, partially offset by favorable cures in the current year. The three months ended March 31, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily from a decrease of $2 million attributable to changes in foreign exchange rates during three months ended March 31, 2016.

Provision for income taxes. The effective tax rate increased to 32.7% for the three months ended March 31, 2016 from 30.5% for the three months ended March 31, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The three months ended March 31, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests was flat driven by a $3 million decrease attributable to changes in foreign exchange rates during the three months ended March 31, 2016. Excluding the effects of foreign exchange, net income attributable to noncontrolling interests increased primarily related the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%.

Australia Mortgage Insurance selected operating performance measures

The following table sets forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of or for the three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force	$246,800	$240,900	$5,900	2%
Risk in-force	$86,000	$84,300	$1,700	2%
New insurance written	$4,400	$5,800	$(1,400)	(24)%
Net premiums written	$47	$87	$(40)	(46)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective”

risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three months ended March 31, 2016 and 2015, this factor was 35%. We also we have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force increased primarily from flow new insurance written. Insurance in-force and risk in-force also included increases of $1.3 billion and $0.5 billion, respectively, attributable to changes in foreign exchange rates during the three months ended March 31, 2016.

New insurance written

New insurance written decreased mainly attributable to a smaller high loan-to-value originations market primarily driven by a reduction in the amount of risk lenders are willing to take in the current year resulting from regulatory focus on the market, as well as the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The three months ended March 31, 2016 included a decrease of $500 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of March 31, 2016, our unearned premium reserves were $976 million, compared to $1,036 million as of March 31, 2015.

Net premiums written decreased primarily from changes in the loan-to-value mix in the current year, as well as the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The three months ended March 31, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease)
	2016	2015	2016 vs. 2015
Loss ratio	26%	15%	11%
Expense ratio (net earned premiums)	27%	30%	(3)%
Expense ratio (net premiums written)	47%	31%	16%

The loss ratio is the ratio of incurred losses and loss adjustment expenses to net earned premiums. The expense ratio (net earned premiums) is the ratio of general expenses to net earned premiums. The expense ratio (net premiums written) is the ratio of general expenses to net premiums written. In our mortgage insurance business in Australia, general expenses consist of acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles.

The loss ratio increased primarily driven by a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. The increase was also attributable to a higher average reserve per delinquency from aging of existing delinquencies primarily in commodity-dependent regions, partially offset by favorable cures in the current year. The favorable adjustment decreased the loss ratio by nine percentage points for the three months ended March 31, 2015.

The expense ratio (net earned premiums) decreased from higher premiums from refinements to premium recognition factors made in the third quarter of 2015, partially offset by the seasoning of our prior year in-force blocks of business and a decrease in premiums from a lower loan-to-value mix and flow volume in the current year. The decrease was also attributable to lower operating expenses in the current year.

The expense ratio (net premiums written) increased primarily from lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
Primary insured loans in-force	1,479,544	1,478,434	1,498,197
Delinquent loans	5,889	5,552	5,378
Percentage of delinquent loans (delinquency rate)	0.40%	0.38%	0.36%
Flow loans in-force	1,366,914	1,364,628	1,382,156
Flow delinquent loans	5,633	5,317	5,112
Percentage of flow delinquent loans (delinquency rate)	0.41%	0.39%	0.37%
Bulk loans in-force	112,630	113,806	116,041
Bulk delinquent loans	256	235	266
Percentage of bulk delinquent loans (delinquency rate)	0.23%	0.21%	0.23%

Flow loans in-force and bulk loans in-force decreased compared to March 31, 2015 from policy cancellations. Flow delinquent loans increased as new delinquencies more than offset cures and paid claims primarily as a result of economic pressures in commodity dependent regions.

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

	Percent of primary risk in-force as of March 31, 2016	Delinquency rate
		March 31, 2016	December 31, 2015	March 31, 2015
By state and territory:
New South Wales	29%	0.29%	0.27%	0.29%
Queensland	23	0.55%	0.53%	0.50%
Victoria	23	0.35%	0.33%	0.32%
Western Australia	11	0.53%	0.46%	0.37%
South Australia	6	0.52%	0.51%	0.48%
Australian Capital Territory	3	0.18%	0.17%	0.13%
Tasmania	2	0.38%	0.32%	0.28%
New Zealand	2	0.13%	0.17%	0.27%
Northern Territory	1	0.21%	0.17%	0.20%

Total	100%	0.40%	0.38%	0.36%

Delinquency rates increased in the current year primarily from higher new delinquencies in Queensland and Western Australia mainly attributable to economic pressures.

U.S. Life Insurance segment

Trends and conditions

Results of our U.S. life insurance businesses depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Many factors can affect the reserves in our U.S. life insurance businesses and because they are not known in advance, changes in assumptions and actual experience over time, are difficult to accurately predict and are inherently uncertain, and we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. In our U.S. life insurance businesses, our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. In 2016, for our U.S. life insurance businesses, we plan to perform our annual review of claims reserve assumptions in the third quarter of 2016 and our loss recognition testing in the fourth quarter of 2016.

We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate. In our assumption review in 2015, we looked at a number of assumptions, including older age mortality in our life insurance products and shock lapse in our term universal life insurance product as well as assumptions in our group long-term care insurance products, for which we did not make any changes at that time. We will review these and other assumptions again in 2016 with the benefit of updated experience and comparisons to industry experience, where appropriate, and we will likely make changes to at least one or more of these or other assumptions with a resulting negative impact. We do not know whether such impact would be material or whether it would be offset by impacts from other assumption changes that may or may not occur. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.

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

Long-term care insurance

Results of our long-term care insurance business are influenced primarily by sales, morbidity, mortality, persistency, investment yields, expenses, ability to achieve rate actions, changes in regulations and reinsurance. Sales of our products are impacted by the relative competitiveness of our current ratings, product features, pricing and commission levels, future actions by rating agencies and the impact of in-force rate actions on distribution and consumer demand. Changes in regulations or government programs, including long-term care insurance rate action legislation, could impact our long-term care insurance business either positively or negatively.

As previously disclosed, we updated our assumptions and methodologies in 2014 primarily impacting claim termination rates and benefit utilization rates, resulting in increases to our long-term care insurance claim reserves. In connection with these updated assumptions and methodologies, we now establish higher claim reserves on new claims, which decreases earnings in the period in which the higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. Consequently, results of our long-term care insurance business were modest in 2015 and we expect results to continue to be modest in 2016 with some variability period to period. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio was 68% for the three months ended March 31, 2016 compared to 72% for the three months ended March 31, 2015.

Our long-term care insurance sales decreased 36% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Sales decreased primarily due to our lower ratings, higher pricing on newer products and certain distributor suspensions driven by recent rating agency actions. Following the adverse rating actions after the announcement of our results for the fourth quarter of 2015, distributors, representing in excess of 20% of our 2015 individual long-term care insurance sales, suspended distribution of our long-term care insurance products. We expect that our sales will continue to be adversely impacted by our current ratings.

In the fourth quarter of 2014, we began filing for regulatory approval of an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates, benefit levels and adjusting other coverage options. As of April 4, 2016, this enhanced product had been filed in 47 states, approved in 45 states and launched in 44 states, with an additional state targeted to be launched in the second half of 2016. In support of this new product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

We also manage risk and capital allocated to our long-term care insurance business through utilization of external reinsurance in the form of coinsurance. We executed external reinsurance agreements to reinsure 20% of all sales of our individual long-term care insurance products that have been introduced since early 2013. External new business reinsurance levels vary and are dependent on a number of factors, including price, availability, risk tolerance and capital levels. Over time, there can be no assurance that affordable, or any, reinsurance will continue to be available. We also have external reinsurance on some older blocks of business which includes a treaty on a yearly renewable term basis on business that was written between 1998 and 2003. This yearly renewable term reinsurance provides coverage for claims on those policies for 15 years after the policy was written. After 15 years, reinsurance coverage ends for policies not on claim, while reinsurance coverage continues for policies on claim until the claim ends. Since 2013, we have seen, and may continue to see through 2018, an increase in benefit costs if and when those policies that are no longer covered under this reinsurance go on claim. In addition, we have a portion of our long-term care insurance business reinsured internally by BLAIC, one of our Bermuda-domiciled captive reinsurance subsidiaries. One of our strategic priorities is to repatriate all of the existing business, including our long-term care insurance business, held in BLAIC. The timing of the repatriation is expected to occur in 2016. If we implement the repatriation (following receipt of required regulatory approvals), there will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of this reinsurance eliminates in consolidation, although there is expected to be an adverse impact on Genworth Life Insurance Company’s risk-based capital ratio, depending on the specifics and timing of a transaction.

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; investing in care coordination capabilities and service offerings; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” In the past, we have suspended new sales, and will consider taking similar actions in the future, in states where we are unable to obtain satisfactory rate increases on in-force policies as we did in Massachusetts, New Hampshire and Vermont. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are therefore expected to be realized over time.

Continued low interest rates have also put pressure on the profitability and returns of our long-term care insurance business as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management and interest rate hedging strategies for a portion of our long-term care insurance product cash flows.

Life insurance

Results of our life insurance business are impacted primarily by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

On February 4, 2016, because of low sales and our lower ratings, we announced our decision to suspend sales of our traditional life insurance products after the first quarter of 2016. Life insurance sales decreased 47% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and decreased 10% in the first quarter of 2016 from the fourth quarter of 2015. The decrease in our sales was predominantly related to our decision to suspend sales, our competitive positioning in the marketplace and distributor suspensions following adverse rating actions.

In 2015 and during the first quarter of 2016, mortality experience was favorable to pricing expectations for our term life insurance products but unfavorable for our universal life insurance products. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we may experience volatility in amortization of deferred acquisition costs, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

A portion of our life insurance reserves are financed through captive reinsurance structures. The financing cost of certain captive reinsurance structures is determined in part by the financial strength ratings of our principal life insurance subsidiaries. As a result of the ratings downgrade of our principal life insurance subsidiaries in February 2016, the cost of financing increased for a portion of our captive-financed reserves by approximately $1 million per quarter. However, in April 2016, we successfully refinanced an existing reinsurance structure, which will improve after-tax earnings by $15 million to $20 million on an annual basis by reducing interest expense.

Prior to execution of the repatriation of business reinsured to BLAIC, we plan to replace term life insurance reinsured with BLAIC with third-party reinsurance, which we expect to negatively impact our results of operations.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, product sales, competitor actions and competitiveness of our offerings.

On February 4, 2016, we announced our decision to suspend sales of our traditional fixed annuity products in the first quarter of 2016. Sales of fixed annuities decreased 48% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was largely as a result of our lower rating, distributor actions and our decision to suspend sales.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. For fixed indexed annuities, equity market performance and volatility could result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$436	$778	$(342)	(44)%
Net investment income	684	671	13	2%
Net investment gains (losses)	(16)	(4)	(12)	NM (1)
Policy fees and other income	177	180	(3)	(2)%

Total revenues	1,281	1,625	(344)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	758	1,091	(333)	(31)%
Interest credited	144	150	(6)	(4)%
Acquisition and operating expenses, net of deferrals	165	163	2	1%
Amortization of deferred acquisition costs and intangibles	78	73	5	7%
Interest expense	28	25	3	12%

Total benefits and expenses	1,173	1,502	(329)	(22)%

Income from continuing operations before income taxes	108	123	(15)	(12)%
Provision for income taxes	39	43	(4)	(9)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	69	80	(11)	(14)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net	7	1	6	NM (1)
(Gains) losses from life block transactions, net	6	—	6	NM (1)
Expenses related to restructuring, net	9	—	9	NM (1)

Net operating income	$91	$81	$10	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

The following table sets forth net operating income for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Net operating income:
Long-term care insurance	$34	$10	$24	NM (1)
Life insurance	31	40	(9)	(23)%
Fixed annuities	26	31	(5)	(16)%

Total net operating income	$91	$81	$10	12%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income

•	Our long-term care insurance business increased $24 million largely as a result of higher premiums and reduced benefits of $52 million in the current year from in-force rate actions approved and implemented, partially offset principally by lower terminations, higher severity on new claims and a $4 million unfavorable correction related to the calculation on our in-force rate actions in the current year. The prior year also included net unfavorable adjustments of $7 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance that did not recur.

•	Our life insurance business decreased $9 million principally from unfavorable mortality in our universal life insurance products and higher term universal life insurance reserves reflecting our updated assumptions from the fourth quarter of 2015.

•	Our fixed annuities business decreased $5 million primarily related to less favorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $29 million largely from $31 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $364 million attributable to higher ceded reinsurance in the current year. We initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction in the current year.

•	Our fixed annuities business decreased $7 million principally from lower sales of our life-contingent products resulting from the suspension of product offerings in the current year.

Net investment income

•	Our long-term care insurance business increased $16 million largely from higher average invested assets due to growth of our in-force block, partially offset by lower reinvestment yields in the current year.

•	Our life insurance business increased $6 million due to higher favorable prepayment speed adjustments in the current year.

•	Our fixed annuities business decreased $9 million largely due to lower average invested assets and lower gains of $2 million from bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses). The increase in net investment losses was predominantly related to our fixed annuities business principally from derivative losses in the current year compared to derivative gains in the prior year, higher net losses from the sale of investment securities and higher impairments. These increases were partially offset by gains on embedded derivatives related to our fixed indexed annuities in the current year compared to losses in the prior year.

Policy fees and other income. The decrease was primarily attributable to our life insurance business largely related to lower production and a decrease in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•

Our long-term care insurance business increased $10 million principally from aging and growth of the in-force block, lower terminations, higher severity on new claims, a $7 million unfavorable correction related to a calculation on our in-force rate actions and incremental reserves of $4 million recorded in connection with an accrual for profits followed by losses in the current year. These increases were partially offset by reduced benefits of $52 million in the current year related to in-force rate actions approved and implemented. The prior year also included net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance.

•	Our life insurance business decreased $337 million principally related to higher ceded reinsurance in the current year. We initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. This decrease was partially offset by unfavorable mortality in our universal life insurance products and higher term universal life insurance reserves reflecting our updated assumptions from the fourth quarter of 2015.

•	Our fixed annuities business decreased $6 million largely attributable to lower sales of our life-contingent products and lower interest credited, partially offset by less favorable mortality in the current year.

Interest credited. The decrease in interest credited was mainly related to our fixed annuities business driven by a decrease in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business was flat as a $3 million restructuring charge and a $3 million write-off of a receivable associated with a disputed reinsurance claim was offset by lower production in the current year.

•	Our life insurance business was flat as a $5 million restructuring charge was offset by lower production in the current year.

•	Our fixed annuities business increased $2 million largely attributable to a $4 million restructuring charge, partially offset by lower production in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business increased $3 million largely related to the write-off of $3 million of computer software in connection with a restructuring charge in the current year.

•	Our fixed annuities business increased $2 million largely attributable to a less favorable unlocking primarily related to lapses in the current year.

Interest expense. Interest expense increased driven by our life insurance business principally from the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and from the impact of credit rating downgrades which increased the cost of financing term life insurance reserves, partially offset by lower letter of credit fees in the current year.

Provision for income taxes. The effective tax rate was 35.3% for the three months ended March 31, 2016 and 2015.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Net earned premiums:
Individual long-term care insurance	$591	$561	$30	5%
Group long-term care insurance	27	28	(1)	(4)%

Total	$618	$589	$29	5%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$5	$10	$(5)	(50)%
Group long-term care insurance	2	1	1	100%

Annualized first-year premiums and deposits	$7	$11	$(4)	(36)%

Loss ratio	68%	72%	(4)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased mainly attributable to $31 million of increased premiums in the current year from in-force rate actions approved and implemented.

Annualized first-year premiums and deposits decreased principally from reduced sales due to higher pricing on newer products and certain distributor suspensions driven by recent rating agency actions.

The loss ratio decreased for the three months ended March 31, 2016 largely attributable to $83 million of higher premiums and reduced benefits in the current year related to in-force rate actions approved and implemented, partially offset by lower terminations, higher severity on new claims, a $7 million unfavorable correction related to a calculation on our in-force rate actions and incremental reserves of $4 million recorded in connection with an accrual for profits followed by losses in the current year. The prior year also included net unfavorable adjustments of $11 million reflecting a refinement to a reserve calculation on our acquired block of business, partially offset primarily by a favorable correction related to reinsurance.

Life insurance

The following table sets forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Term and whole life insurance
Net earned premiums	$(185)	$179	$(364)	NM (1)
Sales	5	9	(4)	(44)%
Life insurance in-force, net of reinsurance	228,958	315,478	(86,520)	(27)%
Life insurance in-force before reinsurance	506,572	520,749	(14,177)	(3)%
Term universal life insurance
Net deposits	$64	$66	$(2)	(3)%
Life insurance in-force, net of reinsurance	124,265	127,508	(3,243)	(3)%
Life insurance in-force before reinsurance	125,189	128,498	(3,309)	(3)%
Universal life insurance
Net deposits	$111	$141	$(30)	(21)%
Sales:
Universal life insurance	2	4	(2)	(50)%
Linked-benefits	2	4	(2)	(50)%
Life insurance in-force, net of reinsurance	39,888	41,576	(1,688)	(4)%
Life insurance in-force before reinsurance	45,945	48,133	(2,188)	(5)%
Total life insurance
Net earned premiums and deposits	$(10)	$386	$(396)	(103)%
Sales:
Term life insurance	5	9	(4)	(44)%
Universal life insurance	2	4	(2)	(50)%
Linked-benefits	2	4	(2)	(50)%
Life insurance in-force, net of reinsurance	393,111	484,562	(91,451)	(19)%
Life insurance in-force before reinsurance	677,706	697,380	(19,674)	(3)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Term and whole life insurance

Net earned premiums and our life insurance in-force, net of reinsurance, decreased primarily related to higher ceded reinsurance in the current year. We initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Sales of our term life insurance product decreased predominantly related to certain distributor suspensions driven by recent rating agency actions and from our decision to suspend sales of our traditional life insurance products on March 7, 2016.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased primarily related to changes in our competitive positioning in the marketplace, distributor suspensions following recent adverse rating actions and our decision to suspend sales of our traditional life insurance products on March 7, 2016. Our life insurance in-force decreased primarily from higher lapses of older issued policies and lower deposits in the current year.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2016	2015
Single Premium Deferred Annuities
Account value, beginning of period	$12,480	$12,437
Deposits	162	310
Surrenders, benefits and product charges	(314)	(352)

Net flows	(152)	(42)
Interest credited and investment performance	69	82

Account value, end of period	$12,397	$12,477

Single Premium Immediate Annuities
Account value, beginning of period	$5,180	$5,763
Premiums and deposits	26	40
Surrenders, benefits and product charges	(193)	(211)

Net flows	(167)	(171)
Interest credited	59	64
Effect of accumulated net unrealized investment gains (losses)	91	69

Account value, end of period	$5,163	$5,725

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,066	$1,078
Surrenders, benefits and product charges	(15)	(15)

Net flows	(15)	(15)
Interest credited	14	14

Account value, net of reinsurance, end of period	$1,065	$1,077

Total premiums from fixed annuities	$3	$10

Total deposits from fixed annuities	$185	$340

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders and benefits outpaced deposits and interest credited. Sales decreased primarily related to suspension of our products by distributors driven by the rating actions and from our decision to suspend sales of our traditional fixed annuity products on March 7, 2016.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded net unrealized investment gains, interest credited and premiums and deposits. Sales declined primarily related to suspension of our products by distributors driven by the rating actions and from our decision to suspend sales of our traditional fixed annuity products on March 7, 2016.

Structured Settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Valuation systems and processes

Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. For example, we are migrating to a new modeling system in our long-term care insurance business in 2016 or later. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed, and may result in additional refinements to assumptions. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly.

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

We discontinued sales of our individual and group variable annuities in 2011; however, we continue to service our existing blocks of variable annuity business and accept additional deposits on existing contracts. Equity market volatility has caused fluctuations in the results of our variable annuity products and regulatory capital requirements. In the future, equity and interest rate market performance and volatility could result in additional gains or losses in our variable annuity products although associated hedging activities are expected to partially mitigate these impacts. Volatility in the results of our variable annuity products can result in favorable or unfavorable impacts on earnings and statutory capital. In addition to the use of hedging activities to help mitigate impacts related to equity market volatility and interest rate risks, in the future, we may consider reinsurance opportunities to further mitigate volatility in results and manage capital.

The results of our institutional products are impacted by scheduled maturities of the liabilities, credit and interest income performance on assets, as well as liquidity levels. However, we believe our liquidity planning and our asset-liability management will mitigate this risk. While we do not actively sell institutional products, we may periodically issue funding agreements for asset-liability matching purposes.

Several factors may impact the time period for these products to runoff including the specific policy types, economic conditions and management strategies.

Segment results of operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Net investment income	$35	$31	$4	13%
Net investment gains (losses)	(8)	(6)	(2)	(33)%
Policy fees and other income	42	49	(7)	(14)%

Total revenues	69	74	(5)	(7)%

Benefits and expenses:
Benefits and other changes in policy reserves	15	7	8	114%
Interest credited	33	30	3	10%
Acquisition and operating expenses, net of deferrals	16	19	(3)	(16)%
Amortization of deferred acquisition costs and intangibles	6	5	1	20%

Total benefits and expenses	70	61	9	15%

Income (loss) from continuing operations before income taxes	(1)	13	(14)	(108)%
Provision (benefit) for income taxes	(2)	3	(5)	(167)%

Income from continuing operations	1	10	(9)	(90)%
Adjustment to income from continuing operations:
Net investment (gains) losses, net	3	1	2	200%

Net operating income	$4	$11	$(7)	(64)%

Net operating income

Net operating income decreased primarily driven by lower account values and less favorable equity market performance in our variable annuity products and unfavorable mortality in our corporate-owned life insurance products in the current year.

Revenues

Net investment income increased $4 million driven by increase in policy loan income in our corporate-owned life insurance products and higher gains from limited partnerships in the current year.

Policy fees and other income decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to our variable annuity products from an increase in our GMDB reserves due to less favorable equity market performance and unfavorable mortality in our corporate-owned life insurance products in the current year.

Interest credited increased largely related to higher loan cash values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals, decreased largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Provision (benefit) for income taxes. The effective tax rate increased to 151.6% for the three months ended March 31, 2016 from 26.0% for the three months ended March 31, 2015. The increase in the effective tax rate is primarily attributable to changes in tax favored investment benefits in relation to pre-tax results in the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2016	2015
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,942	$5,666
Deposits	6	9
Surrenders, benefits and product charges	(139)	(190)

Net flows	(133)	(181)
Interest credited and investment performance	79	110

Account value, end of period	$4,888	$5,595

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,241	$1,455
Deposits	1	2
Surrenders, benefits and product charges	(53)	(75)

Net flows	(52)	(73)
Interest credited and investment performance	11	40

Account value, net of reinsurance, end of period	$1,200	$1,422

Variable Life Insurance
Account value, beginning of period	$291	$313
Deposits	2	2
Surrenders, benefits and product charges	(10)	(8)

Net flows	(8)	(6)
Interest credited and investment performance	—	9

Account value, end of period	$283	$316

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including guaranteed minimum withdrawal benefits (“GMWBs”) and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased primarily related to surrenders outpacing less favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value was primarily the result of surrenders outpacing less favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended March 31,
(Amounts in millions)	2016	2015
GICs, FABNs and Funding Agreements
Account value, beginning of period	$410	$493
Deposits	150	—
Surrenders and benefits	(1)	(3)

Net flows	149	(3)
Interest credited	2	1

Account value, end of period	$561	$491

Account value related to our institutional products increased mainly attributable to higher deposits as a result of issuing funding agreements for asset-liability management and yield enhancement in the current year.

Corporate and Other Activities

Results of operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended March 31,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$6	$7	$(1)	(14)%
Net investment income	2	(6)	8	133%
Net investment gains (losses)	(14)	11	(25)	NM (1)
Policy fees and other income	1	—	1	NM (1)

Total revenues	(5)	12	(17)	(142)%

Benefits and expenses:
Benefits and other changes in policy reserves	2	5	(3)	(60)%
Acquisition and operating expenses, net of deferrals	137	14	123	NM (1)
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	70	75	(5)	(7)%

Total benefits and expenses	209	95	114	120%

Loss from continuing operations before income taxes	(214)	(83)	(131)	(158)%
Benefit for income taxes	(96)	(30)	(66)	NM (1)

Loss from continuing operations	(118)	(53)	(65)	(123)%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net	10	(7)	17	NM (1)
(Gains) losses on sale of businesses, net	(20)	—	(20)	NM (1)
(Gains) losses on early extinguishment of debt, net	11	—	11	NM (1)
Fees associated with bond consent solicitation, net	12	—	12	NM (1)

Net operating loss	$(105)	$(60)	$(45)	(75)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss

The net operating loss increased as a result of additional legal fees and expenses of $54 million, partially offset by higher tax benefits and net investment income in the current year.

Revenues

Net investment income increased related to the elimination of affiliate preferred stock dividends of approximately $8 million in the prior year that did not recur.

Net investment losses in the current year were driven by derivative losses and impairments, partially offset by net realized gains on the sale of investment securities. Net investment gains in the prior year resulted from derivative gains and net realized gains on the sale of investment securities.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily related to our European mortgage insurance business driven by lower new delinquencies and improved aging on our existing delinquencies.

Acquisition and operating expenses, net of deferrals, increased mainly driven by $69 million for the planned settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase was also attributable to an additional estimated loss of $7 million recorded in the first quarter of 2016 related to the planned sale of our mortgage insurance business in Europe and $4 million of additional legal fees in the current year related to other pending litigation. We also had higher net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

The increase in the income tax benefit in the current year was primarily related to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe. This increase was partially offset by stock-based compensation and taxes on foreign income in the current year.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

U.S. Treasury yields declined sharply in the first quarter of 2016 as slower economic growth in various global economies, foreign exchange rates and negative interest rates across much of Europe and Japan drove investors to U.S. markets. Growth concerns led to further monetary stimulus from global central banks and the U.S. Federal Reserve, which put pressure on interest rates.

Oil and metals prices declined to new lows earlier in the first quarter of 2016 before ending the quarter modestly higher in March 2016. Credit spreads, excluding the energy and metals sectors, closed the first quarter of 2016 relatively unchanged from year end levels; however, commodity exposed credits experienced extreme volatility. By the end of the first quarter of 2016, securities in the energy and metals sectors improved to outperform on the quarter, despite widespread ratings downgrades.

As of March 31, 2016, our fixed maturities securities portfolio, which was 96% investment grade, comprises 79% of our total investment portfolio. Our $3.6 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as March 31, 2016. While we may see prolonged weakness in oil and other commodity prices that could continue to pressure ratings in those sectors, we believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk to our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of Genworth Holdings and our life insurance subsidiaries by Standard & Poor’s Financial Services, LLC and Moody’s Investors Services Inc. in February 2016. We negotiated with our counterparties to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange

(“CME”). No counterparties terminated any of the existing transactions based on the downgrades. We were able to maintain $3.0 billion in bilateral OTC derivatives transactions subject to providing initial margin in an aggregate amount of $209 million. We moved $5.8 billion of bilateral OTC transactions to clearing through the CME.

As a result of the credit rating downgrades in February 2016, the then current ratings of Genworth Holdings and our life insurance subsidiaries reached levels where our counterparties could terminate the transactions under our master swap agreements. However, as of March 31, 2016, we have successfully maintained all of these agreements either on a bilateral or a cleared basis. As of March 31, 2016, $13.6 billion notional of our derivatives portfolio under our master swap agreements was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of March 31, 2016, we posted initial margin of $308 million to our clearing agents, which represented approximately $49 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of March 31, 2016, $4.5 billion notional of our derivatives portfolio was traded under OTC derivatives agreements pursuant to which we have posted aggregate independent amounts of $209 million and are holding collateral from counterparties in the amount of $95 million. We have $1.5 billion in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions will be more limited.

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
(Amounts in millions)	2016		2015		2016 vs. 2015
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.7%	$641	4.6%	$632	0.1%	$9
Fixed maturity securities—non-taxable	3.6%	3	3.5%	3	0.1%	—
Commercial mortgage loans	5.2%	81	5.6%	85	(0.4)%	(4)
Restricted commercial mortgage loans related to securitization entities	5.1%	2	8.2%	4	(3.1)%	(2)
Equity securities	5.1%	5	6.1%	4	(1.0)%	1
Other invested assets	24.6%	38	35.4%	40	(10.8)%	(2)
Restricted other invested assets related to securitization entities	2.0%	2	1.0%	1	1.0%	1
Policy loans	8.9%	35	8.8%	33	0.1%	2
Cash, cash equivalents and short-term investments	0.4%	5	0.2%	3	0.2%	2

Gross investment income before expenses and fees	4.6%	812	4.6%	805	—%	7
Expenses and fees	(0.1)%	(23)	(0.1)%	(24)	—%	1

Net investment income	4.5%	$789	4.5%	$781	—%	$8

Average invested assets and cash		$69,851		$69,743		$108

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

For the three months ended March 31, 2016, annualized weighted-average investment yields remained constant primarily attributable to $10 million higher favorable prepayment speed adjustment on structured securities and higher average invested assets, partially offset by lower gains of $3 million related to bond calls and mortgage prepayments in the current year. The three months ended March 31, 2016 included a decrease of $8 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2016	2015
Available-for-sale securities:
Realized gains	$16	$15
Realized losses	(23)	(12)

Net realized gains (losses) on available-for-sale securities	(7)	3

Impairments:
Total other-than-temporary impairments	(11)	(3)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—

Net other-than-temporary impairments	(11)	(3)

Trading securities	28	6
Commercial mortgage loans	1	2
Net gains (losses) related to securitization entities	8	8
Derivative instruments	(38)	(32)

Net investment gains (losses)	$(19)	$(16)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

•	We recorded $8 million of higher net other-than-temporary impairments during the three months ended March 31, 2016. Of total impairments of $11 million recorded during the three months ended March 31, 2016, $8 million related to corporate securities and $3 million related to limited partnerships. Impairments of $3 million during the three months ended March 31, 2015 related to commercial mortgage loans.

•	Net investment losses related to derivatives of $38 million during the three months ended March 31, 2016 were primarily associated with hedging programs for our runoff variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses associated with derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and with hedging programs for our fixed indexed annuity products. These losses were partially offset by gains in derivatives used to hedge foreign currency risk associated with assets held and gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business.

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

•	We recorded net losses of $7 million related to the sale of available-for-sale securities during the three months ended March 31, 2016 compared to net gains of $3 million during the three months ended

March 31, 2015. We recorded $22 million of higher net gains related to trading securities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$45,118	59%	$43,136	58%
Private	15,172	20	15,061	20
Commercial mortgage loans	6,179	8	6,170	8
Other invested assets	2,923	4	2,309	3
Policy loans	1,565	2	1,568	2
Restricted other invested assets related to securitization entities	422	1	413	1
Equity securities, available-for-sale	431	1	310	—
Restricted commercial mortgage loans related to securitization entities	155	—	161	—
Cash and cash equivalents	4,043	5	5,965	8

Total cash, cash equivalents and invested assets	$76,008	100%	$75,093	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of March 31, 2016, approximately 9% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of March 31, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,389	$1,135	$—	$—	$—	$6,524
State and political subdivisions	2,272	262	—	(17)	—	2,517
Non-U.S. government (1)	1,944	138	—	(2)	—	2,080
U.S. corporate:
Utilities	3,752	530	—	(13)	—	4,269
Energy	2,193	85	—	(114)	—	2,164
Finance and insurance	5,357	476	10	(28)	—	5,815
Consumer—non-cyclical	3,838	522	—	(6)	—	4,354
Technology and communications	2,147	175	—	(22)	—	2,300
Industrial	1,165	82	—	(22)	—	1,225
Capital goods	1,801	254	—	(5)	—	2,050
Consumer—cyclical	1,568	135	—	(11)	—	1,692
Transportation	1,035	105	—	(8)	—	1,132
Other	362	29	—	(3)	—	388

Total U.S. corporate (1)	23,218	2,393	10	(232)	—	25,389

Non-U.S. corporate:
Utilities	1,038	56	—	(10)	—	1,084
Energy	1,459	48	—	(70)	—	1,437
Finance and insurance	2,471	154	—	(6)	—	2,619
Consumer—non-cyclical	735	36	—	(5)	—	766
Technology and communications	994	59	—	(14)	—	1,039
Industrial	1,047	32	—	(45)	—	1,034
Capital goods	594	31	—	(15)	—	610
Consumer—cyclical	538	10	—	(4)	—	544
Transportation	561	62	—	(3)	—	620
Other	2,669	224	—	(17)	—	2,876

Total non-U.S. corporate (1)	12,106	712	—	(189)	—	12,629

Residential mortgage-backed (2)	4,716	403	9	(6)	—	5,122
Commercial mortgage-backed	2,588	133	3	(10)	(1)	2,713
Other asset-backed (2)	3,381	12	1	(78)	—	3,316

Total fixed maturity securities	55,614	5,188	23	(534)	(1)	60,290
Equity securities	461	12	—	(42)	—	431

Total available-for-sale securities	$56,075	$5,200	$23	$(576)	$(1)	$60,721

(1)	Fair value included European periphery exposure of $395 million in Ireland, $251 million in Spain, $105 million in Italy and $16 million in Portugal.
(2)	Fair value included $49 million collateralized by Alt-A residential mortgage loans and $31 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,487	$732	$—	$(16)	$—	$6,203
State and political subdivisions	2,287	181	—	(30)	—	2,438
Non-U.S. government (1)	1,910	110	—	(5)	—	2,015
U.S. corporate:
Utilities	3,355	364	—	(26)	—	3,693
Energy	2,560	103	—	(162)	—	2,501
Finance and insurance	5,268	392	15	(43)	—	5,632
Consumer—non-cyclical	3,755	371	—	(30)	—	4,096
Technology and communications	2,108	123	—	(38)	—	2,193
Industrial	1,164	53	—	(44)	—	1,173
Capital goods	1,774	188	—	(12)	—	1,950
Consumer—cyclical	1,602	95	—	(22)	—	1,675
Transportation	1,023	75	—	(12)	—	1,086
Other	385	22	—	(5)	—	402

Total U.S. corporate (1)	22,994	1,786	15	(394)	—	24,401

Non-U.S. corporate:
Utilities	815	37	—	(9)	—	843
Energy	1,700	64	—	(78)	—	1,686
Finance and insurance	2,327	152	2	(8)	—	2,473
Consumer—non-cyclical	746	24	—	(18)	—	752
Technology and communications	978	36	—	(26)	—	988
Industrial	1,063	19	—	(96)	—	986
Capital goods	602	19	—	(17)	—	604
Consumer—cyclical	522	8	—	(4)	—	526
Transportation	559	52	—	(6)	—	605
Other	2,574	187	—	(25)	—	2,736

Total non-U.S. corporate (1)	11,886	598	2	(287)	—	12,199

Residential mortgage-backed (2)	4,777	330	11	(17)	—	5,101
Commercial mortgage-backed	2,492	84	3	(20)	—	2,559
Other asset-backed (2)	3,328	11	1	(59)	—	3,281

Total fixed maturity securities	55,161	3,832	32	(828)	—	58,197
Equity securities	325	8	—	(23)	—	310

Total available-for-sale securities	$55,486	$3,840	$32	$(851)	$—	$58,507

(1)	Fair value included European periphery exposure of $361 million in Ireland, $244 million in Spain, $103 million in Italy and $15 million in Portugal.
(2)	Fair value included $69 million collateralized by Alt-A residential mortgage loans and $32 million collateralized by sub-prime residential mortgage loans.

Fixed maturity securities increased $2.1 billion principally from higher net unrealized gains attributable to changes in interest rates as well as changes in foreign exchange rates from the weakening of the U.S. dollar in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to support our international businesses and to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the three months ended March 31, 2016, our exposure to the peripheral European countries increased by $44 million to $767 million with unrealized gains of $44 million. Our exposure as of March 31, 2016 was diversified with direct exposure to local economies of $168 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $100 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $499 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	March 31, 2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2005 and prior	$1,116	485	40%	$—	—
2006	652	156	50%	—	—
2007	521	141	58%	15	1
2008	141	26	56%	6	1
2009	—	—	—%	—	—
2010	92	17	48%	—	—
2011	224	48	49%	—	—
2012	615	91	54%	—	—
2013	803	137	58%	—	—
2014	910	147	65%	—	—
2015	948	143	67%	—	—
2016	174	20	67%	—	—

Total	$6,196	1,411	56%	$21	2

(1)	Represents weighted-average loan-to-value as of March 31, 2016.

	December 31, 2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$609	361	32%	$—	—
2005	542	146	49%	5	1
2006	709	177	51%	1	1
2007	540	146	59%	6	1
2008	145	27	56%	—	—
2009	—	—	—%	—	—
2010	93	17	48%	—	—
2011	226	48	49%	—	—
2012	626	92	55%	—	—
2013	822	138	58%	—	—
2014	935	150	66%	—	—
2015	940	142	67%	—	—

Total	$6,187	1,444	56%	$12	3

(1)	Represents weighted-average loan-to-value as of December 31, 2015.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,667	57%	$1,112	48%
Trading securities	471	16	447	19
Securities lending collateral	415	14	347	15
Limited partnerships	177	6	188	8
Short-term investments	174	6	197	9
Other investments	19	1	18	1

Total other invested assets	$2,923	100%	$2,309	100%

Derivatives increased primarily attributable to changes in the long-term interest rate environment in the current year. Securities lending collateral also increased driven by market demand.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	March 31, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$—	$(18)	$11,196
Inflation indexed swaps	Notional	571	1	(2)	570
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		11,820	1	(20)	11,801

Total derivatives designated as hedges		11,820	1	(20)	11,801

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(250)	4,682
Interest rate swaps related to securitization entities	Notional	67	—	(2)	65
Foreign currency swaps	Notional	162	17	—	179
Credit default swaps	Notional	144	—	—	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	1,080	722	(270)	1,532
Financial futures	Notional	1,331	2,361	(2,187)	1,505
Equity return swaps	Notional	134	50	(38)	146
Other foreign currency contracts	Notional	1,656	567	(128)	2,095

Total derivatives not designated as hedges		9,818	3,717	(2,875)	10,660

Total derivatives		$21,638	$3,718	$(2,895)	$22,461

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	March 31, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(717)	35,429
Fixed index annuity embedded derivatives	Policies	17,482	623	(132)	17,973
Indexed universal life embedded derivatives	Policies	982	131	(12)	1,101

The $0.8 billion increase in the notional value of derivatives was primarily attributable to a notional increase in our non-qualified equity options related to our hedging strategy associated with fixed index annuity insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales in the current year.

Consolidated Balance Sheets

Total assets. Total assets increased $742 million from $106,431 million as of December 31, 2015 to $107,173 million as of March 31, 2016.

•	Cash, cash equivalents and invested assets increased $915 million primarily from an increase of $2,837 million in invested assets, partially offset by a decrease of $1,922 million in cash and cash equivalents. Our fixed maturity securities increased $2,093 million principally from higher net unrealized investment gains attributable to changes in interest rates as well as from changes in foreign exchange rates from the weakening of the U.S. dollar in the current year. Other invested assets increased $614 million mainly from an increase in derivatives driven by the changes in the long-term interest rate environment in the current year. Cash and cash equivalents decreased primarily from the redemption of non-recourse funding obligations and long-term borrowings in the current year.

•	Deferred acquisition costs decreased $163 million primarily related to higher net unrealized investment gains in the current year.

•	Reinsurance recoverable increased $342 million mainly attributable to a new reinsurance agreement with Protective Life to coinsure certain of our term life insurance policies as part of a life block transaction completed in January 2016. As part of this transaction, we recorded a deferred gain of approximately $67 million in the current year.

•	Deferred tax asset decreased $155 million as a result of an increase in the liabilities related to net unrealized investment gains in the current year.

•	Separate account assets decreased $259 million mainly driven by surrenders and benefits in the current year.

Total liabilities. Total liabilities decreased $594 million from $91,794 million as of December 31, 2015 to $91,200 million as of March 31, 2016.

•	Future policy benefits increased $301 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in the current year.

•	Other liabilities increased $592 million primarily driven by higher derivative collateral as a result of changes in the long-term interest rate environment in the current year. This increase was partially offset by a decrease of $200 million related to our repurchase program in the current year.

•	Non-recourse funding obligations decreased $1,610 million as a result of early redemptions of non-recourse funding obligations for River Lake and River Lake II related to a life block transaction completed in the current year.

•	Long-term borrowings decreased $338 million attributable to the redemption of $298 million of Genworth Holdings’ 2016 senior notes in January 2016 and the repurchase of $28 million principal of Genworth Holdings’ senior notes with various maturity dates during the three months ended March 31, 2016. The decrease was also related to $43 million of bond consent fees paid as part of Genworth Holdings’ bond consent solicitation. These decreases were partially offset by an increase of $30 million from changes in foreign exchange rates on debt in Canada and Australia.

•	Deferred tax liability increased $425 million primarily from an increase in net unrealized investment gains and a decrease in deferred tax assets on net operating losses in the current year.

•	Separate account liabilities decreased $259 million mainly driven by surrenders and benefits in the current year.

Total equity. Total equity increased $1,336 million from $14,637 million as of December 31, 2015 to $15,973 million as of March 31, 2016.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $53 million during the three months ended March 31, 2016.

•	Accumulated other comprehensive income (loss) increased $1,175 million predominantly attributable to higher net unrealized investment gains of $803 million and derivatives qualifying as hedges of $257 million related to changes in the long-term interest rate environment in the current year. Foreign currency translation also increased $115 million related to the weakening of the U.S. dollar in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2016	2015
Net cash from operating activities	$256	$624
Net cash from investing activities	(255)	(366)
Net cash from financing activities	(1,941)	35

Net increase (decrease) in cash before foreign exchange effect	$(1,940)	$293

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

We had lower cash inflows from operating activities during the current year mainly attributable to amounts paid related to a new reinsurance agreement in our life insurance business. We also paid amounts related to the planned settlement of In re Genworth Financial, Inc. Securities Litigation and fees associated with Genworth Holdings’ bond consent solicitation. These increases were partially offset by higher net cash collateral received from counterparties primarily as a result of the change in the derivative positions in the current year.

We had lower cash outflows from investing activities during the current year primarily from net maturities and sales of short-term investments in the current year compared to net purchases in the prior year.

We had cash outflows from financing activities during the current year primarily from the redemption of $1,620 million of non-recourse funding obligations. Genworth Holdings also repaid and repurchased $326 million of its senior notes in the current year.

In the United States and Canada, we engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities on the consolidated balance sheets. We are currently indemnified against counterparty credit risk by the intermediary. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our securities lending program.

We also have a repurchase program in which we sell an investment security at a specified price and agree to repurchase that security at another specified price at a later date. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our repurchase program.

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

The primary uses of funds at Genworth Financial and Genworth Holdings include payment of holding company general operating expenses (including taxes), payment of principal, interest and other expenses on current and any future borrowings, payments under current and any future guarantees (including guarantees of certain subsidiary obligations), payment of amounts owed to GE under the Tax Matters Agreement, payments to subsidiaries (and, in the case of Genworth Holdings, to Genworth Financial) under tax sharing agreements, contributions to subsidiaries, repurchases of debt and equity securities and, in the case of Genworth Holdings, loans, dividends or other distributions to Genworth Financial. In deploying future capital, important current priorities include focusing on our operating businesses so they remain appropriately capitalized, and accelerating progress on reducing overall indebtedness of Genworth Holdings. We may from time to time seek to repurchase or redeem outstanding notes for cash (with cash on hand, proceeds from the issuance of new debt and/or the proceeds from asset or stock sales) in open market purchases, tender offers, privately negotiated transactions or otherwise. We currently seek to reduce our indebtedness over time through repurchases, redemptions and/or repayments at maturity.

Our Board of Directors has suspended the payment of stockholder dividends on our Genworth Financial common stock indefinitely. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent on many factors including the receipt of dividends from our operating subsidiaries, our financial condition and operating results, the capital requirements of our subsidiaries, legal requirements, regulatory constraints, our credit and financial strength ratings and such other factors as the Board of Directors deems relevant. In addition, our Board of Directors has suspended repurchases of our Genworth Financial common stock under our stock repurchase program indefinitely. The resumption of our stock repurchase program will be at the discretion of our Board of Directors.

Genworth Holdings had $760 million and $1,124 million of cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, cash and cash equivalents of Genworth Holdings included approximately $80 million of restricted cash. Genworth Holdings did not hold any U.S. government securities as of March 31, 2016 but held $250 million of these securities as of December 31, 2015.

During the three months ended March 31, 2016, we received common stock dividends from our international subsidiaries of $73 million.

The life block transaction completed in January 2016 is expected to generate approximately $175 million of tax benefits to the holding company that are scheduled to be settled in July 2016, which are committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

Regulated insurance subsidiaries

The liquidity requirements of our regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends to their respective parent company, contributions to their subsidiaries, payment of principal and interest on their outstanding debt obligations and income taxes. Liabilities arising from insurance and investment products include the payment of benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Product liabilities with longer durations are generally matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term product liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of March 31, 2016, our total cash, cash equivalents and invested assets were $76.0 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid and back relatively illiquid liabilities. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of March 31, 2016.

In April 2016, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time over the next 12 months, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

Capital resources and financing activities

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

In January 2016, Genworth Holdings redeemed $298 million of its 2016 Notes and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest.

During the three months ended March 31, 2016, we also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

During the three months ended March 31, 2016, in connection with a life block transaction, River Lake redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake II redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances and sales of assets will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We target liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of March 31, 2016, Genworth Holdings was below this target by approximately $50 million as a result of our decision to use cash to repurchase debt, settle the In re Genworth Financial, Inc. Securities Litigation and complete the bond consent solicitation. We will continue to evaluate our target level of liquidity as circumstances warrant and may remain below the target for a period of time given these or future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2015 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as disclosed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

Securitization Entities

There were no off-balance sheet securitization transactions during the three months ended March 31, 2016 or 2015.

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

Credit spreads, excluding the energy and metals sectors, closed the first quarter of 2016 relatively unchanged from year end levels; however, commodity exposed credits experienced extreme volatility. In the first quarter of 2016, U.S. Treasury yields declined sharply remaining at historically low levels. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

In the first quarter of 2016, the U.S. dollar strengthened against currencies in Canada and the United Kingdom but weakened against currencies in Australia as well as the Euro compared to the first quarter of 2015. However, the U.S. dollar weakened against currencies in Canada, Australia and the United Kingdom as well as the Euro compared to the fourth quarter of 2015. The overall weakening of the U.S. dollar in the first quarter of 2016 generally resulted in higher levels of reported revenues and net income, assets, liabilities and accumulated other comprehensive income (loss) in our U.S. dollar consolidated financial statements. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

Except as disclosed above, there were no other material changes in our market risks since December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2016

During the three months ended March 31, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 10 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2015 Annual Report on Form 10-K, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filings as of March 31, 2016.

Item 6.	Exhibits

Number	Description

4.1	Supplemental Indenture No. 12, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of June 15, 2004, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and JPMorgan Chase Bank, N.A. (succeeded by The Bank of New York Mellon Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 22, 2016)

4.2	Third Supplemental Indenture, dated as of March 18, 2016, among Genworth Holdings, Inc., Genworth Financial, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, amending the Indenture, dated as of November 14, 2006, between Genworth Financial, Inc. (renamed Genworth Holdings, Inc.) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 22, 2016)

10.1§	Form of Restricted Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

10.2§	Form of 2016-2018 Performance Stock Unit Award Agreement under the 2012 Genworth Financial, Inc. Omnibus Incentive Plan (filed herewith)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

31.1	Certification of Thomas J. McInerney (filed herewith)

31.2	Certification of Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: April 29, 2016

	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)