Form 10-Q
period 2016-06-30
GENWORTH FINANCIAL INC
filed 2016-08-03
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2016, 498,336,235 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$62,828	$58,197
Equity securities available-for-sale, at fair value	481	310
Commercial mortgage loans	6,121	6,170
Restricted commercial mortgage loans related to securitization entities	141	161
Policy loans	1,754	1,568
Other invested assets	2,510	2,309
Restricted other invested assets related to securitization entities, at fair value	312	413

Total investments	74,147	69,128
Cash and cash equivalents	3,457	5,965
Accrued investment income	601	653
Deferred acquisition costs	4,046	4,398
Intangible assets and goodwill	267	357
Reinsurance recoverable	17,564	17,245
Other assets	640	520
Deferred tax asset	—	155
Separate account assets	7,484	7,883
Assets held for sale	—	127

Total assets	$108,206	$106,431

Liabilities and equity
Liabilities:
Future policy benefits	$37,154	$36,475
Policyholder account balances	26,182	26,209
Liability for policy and contract claims	8,289	8,095
Unearned premiums	3,412	3,308
Other liabilities ($4 and $46 of other liabilities are related to securitization entities)	3,197	3,004
Borrowings related to securitization entities ($11 and $81 are at fair value)	85	179
Non-recourse funding obligations	310	1,920
Long-term borrowings	4,191	4,570
Deferred tax liability	893	24
Separate account liabilities	7,484	7,883
Liabilities held for sale	—	127

Total liabilities	91,197	91,794

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 587 million and 586 million shares issued as of June 30, 2016 and December 31, 2015, respectively; 498 million shares outstanding as of June 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	11,955	11,949

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,770	1,236
Net unrealized gains (losses) on other-than-temporarily impaired securities	19	18

Net unrealized investment gains (losses)	2,789	1,254

Derivatives qualifying as hedges	2,439	2,045
Foreign currency translation and other adjustments	(140)	(289)

Total accumulated other comprehensive income (loss)	5,088	3,010
Retained earnings	789	564
Treasury stock, at cost (88 million shares as of June 30, 2016 and December 31, 2015)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,133	12,824
Noncontrolling interests	1,876	1,813

Total equity	17,009	14,637

Total liabilities and equity	$108,206	$106,431

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Premiums	$1,127	$1,134	$1,921	$2,277
Net investment income	779	793	1,568	1,574
Net investment gains (losses)	30	8	11	(8)
Policy fees and other income	300	222	521	449

Total revenues	2,236	2,157	4,021	4,292

Benefits and expenses:
Benefits and other changes in policy reserves	1,193	1,232	2,053	2,424
Interest credited	173	181	350	361
Acquisition and operating expenses, net of deferrals	327	295	721	562
Amortization of deferred acquisition costs and intangibles	112	101	211	196
Interest expense	80	103	185	210

Total benefits and expenses	1,885	1,912	3,520	3,753

Income from continuing operations before income taxes	351	245	501	539
Provision for income taxes	110	70	133	161

Income from continuing operations	241	175	368	378
Loss from discontinued operations, net of taxes	(21)	(314)	(40)	(313)

Net income (loss)	220	(139)	328	65
Less: net income attributable to noncontrolling interests	48	54	103	104

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$172	$(193)	$225	$(39)

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.39	$0.24	$0.53	$0.55

Diluted	$0.39	$0.24	$0.53	$0.55

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.35	$(0.39)	$0.45	$(0.08)

Diluted	$0.34	$(0.39)	$0.45	$(0.08)

Weighted-average common shares outstanding:
Basic	498.5	497.4	498.3	497.2

Diluted	500.4	499.3	499.9	499.1

Supplemental disclosures:
Total other-than-temporary impairments	$(22)	$—	$(33)	$(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(22)	—	(33)	(3)
Other investments gains (losses)	52	8	44	(5)

Total net investment gains (losses)	$30	$8	$11	$(8)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$220	$(139)	$328	$65

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	745	(1,138)	1,552	(815)
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	(2)	1	—
Derivatives qualifying as hedges	137	(334)	394	(157)
Foreign currency translation and other adjustments	8	53	224	(317)

Total other comprehensive income (loss)	895	(1,421)	2,171	(1,289)

Total comprehensive income (loss)	1,115	(1,560)	2,499	(1,224)
Less: comprehensive income (loss) attributable to noncontrolling interests	40	40	196	(24)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,075	$(1,600)	$2,303	$(1,200)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637

Return of capital to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Comprehensive income (loss):
Net income	—	—	—	225	—	225	103	328
Other comprehensive income (loss), net of taxes	—	—	2,078	—	—	2,078	93	2,171

Total comprehensive income (loss)						2,303	196	2,499
Dividends to noncontrolling interests	—	—	—	—	—	—	(64)	(64)
Stock-based compensation expense and exercises and other	—	6	—	—	—	6	1	7

Balances as of June 30, 2016	$1	$11,955	$5,088	$789	$(2,700)	$15,133	$1,876	$17,009

Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Additional sale of subsidiary shares to noncontrolling interests	—	(65)	24	—	—	(41)	267	226
Repurchase of subsidiary shares	—	—	—	—	—	—	(17)	(17)
Comprehensive income (loss):
Net income (loss)	—	—	—	(39)	—	(39)	104	65
Other comprehensive income (loss), net of taxes	—	—	(1,161)	—	—	(1,161)	(128)	(1,289)

Total comprehensive income (loss)						(1,200)	(24)	(1,224)
Dividends to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Stock-based compensation expense and exercises and other	—	8	—	—	—	8	3	11

Balances as of June 30, 2015	$1	$11,940	$3,309	$1,140	$(2,700)	$13,690	$2,037	$15,727

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$328	$65
Less loss from discontinued operations, net of taxes	40	313
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of businesses	(26)	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(67)	(49)
Net investment losses (gains)	(11)	8
Charges assessed to policyholders	(384)	(393)
Acquisition costs deferred	(91)	(155)
Amortization of deferred acquisition costs and intangibles	211	196
Deferred income taxes	4	103
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	743	(193)
Stock-based compensation expense	16	8
Change in certain assets and liabilities:
Accrued investment income and other assets	(186)	(51)
Insurance reserves	332	866
Current tax liabilities	56	(91)
Other liabilities, policy and contract claims and other policy-related balances	101	(97)
Cash from operating activities—held for sale	—	(19)

Net cash from operating activities	1,066	511

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,680	2,395
Commercial mortgage loans	364	436
Restricted commercial mortgage loans related to securitization entities	20	21
Proceeds from sales of investments:
Fixed maturity and equity securities	2,772	821
Purchases and originations of investments:
Fixed maturity and equity securities	(5,685)	(4,397)
Commercial mortgage loans	(317)	(514)
Other invested assets, net	(67)	(39)
Policy loans, net	(90)	3
Proceeds from sale of businesses, net of cash transferred	39	—
Cash from investing activities—held for sale	—	13

Net cash from investing activities	(1,284)	(1,261)

Cash flows from financing activities:
Deposits to universal life and investment contracts	810	1,142
Withdrawals from universal life and investment contracts	(1,021)	(1,079)
Redemption of non-recourse funding obligations	(1,620)	(30)
Repayment and repurchase of long-term debt	(362)	—
Repayment of borrowings related to securitization entities	(30)	(19)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	226
Repurchase of subsidiary shares	—	(17)
Return of capital to noncontrolling interests	(70)	—
Dividends paid to noncontrolling interests	(64)	(66)
Other, net	9	9
Cash from financing activities—held for sale	—	(39)

Net cash from financing activities	(2,348)	127

Effect of exchange rate changes on cash and cash equivalents (includes $— and $(3) related to businesses held for sale)	30	(41)

Net change in cash and cash equivalents	(2,536)	(664)
Cash and cash equivalents at beginning of period	5,993	4,918

Cash and cash equivalents at end of period	3,457	4,254
Less cash and cash equivalents held for sale at end of period	—	154

Cash and cash equivalents of continuing operations at end of period	$3,457	$4,100

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Formation of Genworth and Basis of Presentation

Genworth Holdings, Inc. (“Genworth Holdings”) (formerly known as Genworth Financial, Inc.) was incorporated in Delaware in 2003 in preparation for an initial public offering of Genworth’s common stock, which was completed on May 28, 2004. On April 1, 2013, Genworth Holdings completed a holding company reorganization pursuant to which Genworth Holdings became a direct, 100% owned subsidiary of a new public holding company that it had formed. The new public holding company was incorporated in Delaware on December 5, 2012, in connection with the reorganization, and was renamed Genworth Financial, Inc. (“Genworth Financial”) upon the completion of the reorganization.

The accompanying unaudited condensed financial statements include on a consolidated basis the accounts of Genworth Financial and the affiliate companies in which it holds a majority voting interest or where it is the primary beneficiary of a variable interest entity (“VIE”). All intercompany accounts and transactions have been eliminated in consolidation.

References to “Genworth,” the “Company,” “we” or “our” in the accompanying unaudited condensed consolidated financial statements and these notes thereto are, unless the context otherwise requires, to Genworth Financial on a consolidated basis.

We operate our business through the following five operating segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes and guaranteed investment contracts.

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

On May 9, 2016, Genworth Mortgage Insurance Corporation (“GMICO”), our wholly-owned indirect subsidiary, completed the sale of our European mortgage insurance business. As the held-for-sale criteria were

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

satisfied during the fourth quarter of 2015, our European mortgage insurance business, included in Corporate and Other activities, has been reported as held for sale and its financial position is separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 12 for additional information.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance receivables. The new guidance retains most of the existing impairment guidance for available-for-sale debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing changes in the credit losses each reporting period. The new guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption will be recorded. We are in the process of determining the impact from this guidance on our consolidated financial statements.

In March 2016, the FASB issued new accounting guidance related to the accounting for stock compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for us on January 1, 2017, with early adoption permitted. We are in the process of determining the impact from this guidance on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2016	2015	2016	2015
Weighted-average common shares used in basic earnings (loss) per common share calculations	498.5	497.4	498.3	497.2
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	1.9	1.9	1.6	1.9

Weighted-average common shares used in diluted earnings (loss) per common share calculations	500.4	499.3	499.9	499.1

Income from continuing operations:
Income from continuing operations	$241	$175	$368	$378
Less: income from continuing operations attributable to noncontrolling interests	48	54	103	104

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	$193	$121	$265	$274

Basic per common share	$0.39	$0.24	$0.53	$0.55

Diluted per common share	$0.39	$0.24	$0.53	$0.55

Loss from discontinued operations:
Loss from discontinued operations, net of taxes	$(21)	$(314)	$(40)	$(313)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Loss from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$(21)	$(314)	$(40)	$(313)

Basic per common share	$(0.04)	$(0.63)	$(0.08)	$(0.63)

Diluted per common share	$(0.04)	$(0.63)	$(0.08)	$(0.63)

Net income (loss):
Income from continuing operations	$241	$175	$368	$378
Loss from discontinued operations, net of taxes	(21)	(314)	(40)	(313)

Net income (loss)	220	(139)	328	65
Less: net income attributable to noncontrolling interests	48	54	103	104

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$172	$(193)	$225	$(39)

Basic per common share	$0.35	$(0.39)	$0.45	$(0.08)

Diluted per common share	$0.34	$(0.39)	$0.45	$(0.08)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Fixed maturity securities—taxable	$634	$645	$1,275	$1,277
Fixed maturity securities—non-taxable	3	3	6	6
Commercial mortgage loans	77	83	158	168
Restricted commercial mortgage loans related to securitization entities	3	3	5	7
Equity securities	7	4	12	8
Other invested assets	33	37	71	77
Restricted other invested assets related to securitization entities	1	1	3	2
Policy loans	34	35	69	68
Cash, cash equivalents and short-term investments	6	4	11	7

Gross investment income before expenses and fees	798	815	1,610	1,620
Expenses and fees	(19)	(22)	(42)	(46)

Net investment income	$779	$793	$1,568	$1,574

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Available-for-sale securities:
Realized gains	$150	$20	$166	$35
Realized losses	(28)	(6)	(51)	(18)

Net realized gains (losses) on available-for-sale securities	122	14	115	17

Impairments:
Total other-than-temporary impairments	(22)	—	(33)	(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(22)	—	(33)	(3)

Trading securities	16	(16)	44	(10)
Commercial mortgage loans	1	2	2	4
Net gains (losses) related to securitization entities	(61)	2	(53)	10
Derivative instruments (1)	(24)	6	(62)	(26)
Other	(2)	—	(2)	—

Net investment gains (losses)	$30	$8	$11	$(8)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2016 and 2015 was $300 million and $144 million, respectively, which was approximately 92% and 96%, respectively, of book value. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2016 and 2015 was $540 million and $284 million, respectively, which was approximately 92% and 94%, respectively, of book value.

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Beginning balance	$63	$78	$64	$83
Additions:
Other-than-temporary impairments not previously recognized	1	—	1	—
Reductions:
Securities sold, paid down or disposed	(2)	(3)	(3)	(8)

Ending balance	$62	$75	$62	$75

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2016	December 31, 2015
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$6,419	$3,140
Equity securities	(15)	(10)

Subtotal	6,404	3,130
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(1,944)	(1,070)
Income taxes, net	(1,558)	(711)

Net unrealized investment gains (losses)	2,902	1,349
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	113	95

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,789	$1,254

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended June 30,
(Amounts in millions)	2016	2015
Beginning balance	$2,057	$2,748
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	1,760	(2,406)
Adjustment to deferred acquisition costs	(132)	168
Adjustment to present value of future profits	5	70
Adjustment to sales inducements	(21)	18
Adjustment to benefit reserves	(357)	411
Provision for income taxes	(440)	608

Change in unrealized gains (losses) on investment securities	815	(1,131)
Reclassification adjustments to net investment (gains) losses, net of taxes of $35 and $5	(65)	(9)

Change in net unrealized investment gains (losses)	750	(1,140)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	18	(20)

Ending balance	$2,789	$1,628

	As of or for the six months ended June 30,
(Amounts in millions)	2016	2015
Beginning balance	$1,254	$2,453
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	3,356	(1,463)
Adjustment to deferred acquisition costs	(274)	70
Adjustment to present value of future profits	(29)	50
Adjustment to sales inducements	(40)	3
Adjustment to benefit reserves	(531)	88
Provision for income taxes	(876)	446

Change in unrealized gains (losses) on investment securities	1,606	(806)
Reclassification adjustments to net investment (gains) losses, net of taxes of $29 and $5	(53)	(9)

Change in net unrealized investment gains (losses)	1,553	(815)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	18	10

Ending balance	$2,789	$1,628

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of June 30, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,485	$1,321	$—	$—	$—	$6,806
State and political subdivisions	2,395	371	—	(15)	—	2,751
Non-U.S. government	1,947	167	—	(1)	—	2,113
U.S. corporate:
Utilities	3,941	677	—	(2)	—	4,616
Energy	2,156	153	—	(43)	—	2,266
Finance and insurance	5,609	592	19	(14)	—	6,206
Consumer—non-cyclical	4,035	655	—	(1)	—	4,689
Technology and communications	2,333	237	—	(13)	—	2,557
Industrial	1,152	105	—	(8)	—	1,249
Capital goods	1,870	317	—	(1)	—	2,186
Consumer—cyclical	1,495	151	—	(4)	—	1,642
Transportation	1,077	134	—	(1)	—	1,210
Other	336	27	—	—	—	363

Total U.S. corporate	24,004	3,048	19	(87)	—	26,984

Non-U.S. corporate:
Utilities	909	60	—	(4)	—	965
Energy	1,282	110	—	(30)	—	1,362
Finance and insurance	2,399	181	—	(2)	—	2,578
Consumer—non-cyclical	770	52	—	(2)	—	820
Technology and communications	979	74	—	(3)	—	1,050
Industrial	946	55	—	(16)	—	985
Capital goods	547	34	—	(1)	—	580
Consumer—cyclical	514	14	—	—	—	528
Transportation	604	81	—	(5)	—	680
Other	3,004	291	—	(10)	—	3,285

Total non-U.S. corporate	11,954	952	—	(73)	—	12,833

Residential mortgage-backed	4,602	448	9	(4)	—	5,055
Commercial mortgage-backed	2,790	189	2	(2)	—	2,979
Other asset-backed	3,324	23	1	(41)	—	3,307

Total fixed maturity securities	56,501	6,519	31	(223)	—	62,828
Equity securities	504	19	—	(42)	—	481

Total available-for-sale securities	$57,005	$6,538	$31	$(265)	$—	$63,309

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
State and political subdivisions	$40	$(1)	6	$144	$(14)	12	$184	$(15)	18
Non-U.S. government	—	—	—	10	(1)	10	10	(1)	10
U.S. corporate	630	(22)	93	1,080	(65)	159	1,710	(87)	252
Non-U.S. corporate	352	(8)	49	752	(65)	112	1,104	(73)	161
Residential mortgage-backed	118	(1)	24	99	(3)	36	217	(4)	60
Commercial mortgage-backed	107	(1)	15	94	(1)	25	201	(2)	40
Other asset-backed	842	(12)	164	393	(29)	79	1,235	(41)	243

Subtotal, fixed maturity securities	2,089	(45)	351	2,572	(178)	433	4,661	(223)	784
Equity securities	80	(6)	198	124	(36)	44	204	(42)	242

Total for securities in an unrealized loss position	$2,169	$(51)	549	$2,696	$(214)	477	$4,865	$(265)	1,026

% Below cost—fixed maturity securities:
<20% Below cost	$2,082	$(42)	349	$2,400	$(108)	411	$4,482	$(150)	760
20%-50% Below cost	7	(3)	2	172	(70)	22	179	(73)	24

Total fixed maturity securities	2,089	(45)	351	2,572	(178)	433	4,661	(223)	784

% Below cost—equity securities:
<20% Below cost	76	(5)	181	32	(3)	12	108	(8)	193
20%-50% Below cost	4	(1)	17	92	(33)	32	96	(34)	49

Total equity securities	80	(6)	198	124	(36)	44	204	(42)	242

Total for securities in an unrealized loss position	$2,169	$(51)	549	$2,696	$(214)	477	$4,865	$(265)	1,026

Investment grade	$1,738	$(29)	306	$2,192	$(142)	380	$3,930	$(171)	686
Below investment grade	431	(22)	243	504	(72)	97	935	(94)	340

Total for securities in an unrealized loss position	$2,169	$(51)	549	$2,696	$(214)	477	$4,865	$(265)	1,026

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of June 30, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$34	$(1)	9	$36	$(1)	5	$70	$(2)	14
Energy	231	(14)	30	382	(29)	57	613	(43)	87
Finance and insurance	158	(1)	24	188	(13)	23	346	(14)	47
Consumer—non-cyclical	—	—	—	72	(1)	10	72	(1)	10
Technology and communications	95	(4)	13	111	(9)	23	206	(13)	36
Industrial	41	(1)	5	137	(7)	19	178	(8)	24
Capital goods	—	—	—	24	(1)	4	24	(1)	4
Consumer—cyclical	71	(1)	12	88	(3)	14	159	(4)	26
Transportation	—	—	—	42	(1)	4	42	(1)	4
Other	—	—	—	—	—	—	—	—	—

Subtotal, U.S. corporate securities	630	(22)	93	1,080	(65)	159	1,710	(87)	252

Non-U.S. corporate:
Utilities	—	—	—	26	(4)	3	26	(4)	3
Energy	58	(3)	8	177	(27)	28	235	(30)	36
Finance and insurance	188	(1)	26	94	(1)	19	282	(2)	45
Consumer—non-cyclical	—	—	—	41	(2)	5	41	(2)	5
Technology and communications	48	(1)	4	55	(2)	8	103	(3)	12
Industrial	34	(1)	8	141	(15)	21	175	(16)	29
Capital goods	—	—	—	54	(1)	7	54	(1)	7
Consumer—cyclical	—	—	—	—	—	—	—	—	—
Transportation	24	(2)	3	53	(3)	6	77	(5)	9
Other	—	—	—	111	(10)	15	111	(10)	15

Subtotal, non-U.S. corporate securities	352	(8)	49	752	(65)	112	1,104	(73)	161

Total for corporate securities in an unrealized loss position	$982	$(30)	142	$1,832	$(130)	271	$2,814	$(160)	413

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to increased market volatility, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 2% as of June 30, 2016.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $108 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 65% of the unrealized losses were related to investment grade securities as of June 30, 2016. These unrealized losses were predominantly attributable to corporate securities including variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these securities was

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately 4% as of June 30, 2016. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of June 30, 2016:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$9	$(3)	1%	1	$—	$—	—%	—
U.S. corporate:
Energy	13	(4)	1	1	—	—	—	—
Finance and insurance	10	(5)	2	1	—	—	—	—

Total U.S. corporate	23	(9)	3	2	—	—	—	—

Non-U.S. corporate:
Utilities	11	(4)	2	1	—	—	—	—
Energy	23	(8)	3	3	—	—	—	—

Total non-U.S. corporate	34	(12)	5	4	—	—	—	—

Structured securities:
Other asset-backed	43	(18)	7	4	—	—	—	—

Total structured securities	43	(18)	7	4	—	—	—	—

Total	$109	$(42)	16%	11	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate:
Energy	$11	$(5)	2%	3	$—	$—	—%	—
Finance and insurance	7	(3)	1	1	—	—	—	—

Total U.S. corporate	18	(8)	3	4	—	—	—	—

Non-U.S. corporate:
Energy	29	(10)	4	3	—	—	—	—
Industrial	9	(4)	1	3	—	—	—	—

Total non-U.S. corporate	38	(14)	5	6	—	—	—	—

Structured securities:
Other asset-backed	7	(6)	2	1	—	—	—	—

Total structured securities	7	(6)	2	1	—	—	—	—

Total	$63	$(28)	10%	11	$—	$—	—%	—

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

U.S. corporate

As indicated above, $17 million of gross unrealized losses were related to U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for U.S. corporate fixed maturity securities, $9 million, or 53%, related to the energy sector and $8 million, or 47%, related to the finance and insurance sector. Ongoing low oil prices and market volatility adversely impacted the fair value of these securities.

We expect that our investments in U.S. corporate securities will continue to perform in accordance with our expectations about the amount and timing of estimated cash flows. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in U.S. corporate securities may perform worse than current expectations. Such events may lead us to recognize write-downs within our portfolio of U.S. corporate securities in the future.

Non-U.S. corporate

As indicated above, $26 million of gross unrealized losses were related to non-U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for non-U.S. corporate fixed maturity securities, $18 million, or 69%, related to the energy sector. Ongoing low oil prices have adversely impacted the fair value of these securities.

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

Structured Securities

Of the $24 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, none related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of June 30, 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of June 30, 2016 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,827	$1,851
Due after one year through five years	10,429	11,024
Due after five years through ten years	11,969	12,708
Due after ten years	21,560	25,904

Subtotal	45,785	51,487
Residential mortgage-backed	4,602	5,055
Commercial mortgage-backed	2,790	2,979
Other asset-backed	3,324	3,307

Total	$56,501	$62,828

As of June 30, 2016, $9,489 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of June 30, 2016, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 22%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of June 30, 2016, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	June 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,132	35%	$2,116	34%
Industrial	1,563	25	1,562	25
Office	1,479	24	1,516	24
Apartments	441	7	465	8
Mixed use	232	4	234	4
Other	289	5	294	5

Subtotal	6,136	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(13)		(15)

Total	$6,121		$6,170

	June 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,563	26%	$1,581	26%
South Atlantic	1,522	25	1,574	25
Middle Atlantic	894	15	890	14
Mountain	562	9	585	10
West North Central	450	7	416	7
East North Central	377	6	386	6
West South Central	309	5	294	5
New England	266	4	268	4
East South Central	193	3	193	3

Subtotal	6,136	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(13)		(15)

Total	$6,121		$6,170

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	June 30, 2016
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$8	$—	$—	$8	$2,124	$2,132
Industrial	—	—	13	13	1,550	1,563
Office	5	—	5	10	1,469	1,479
Apartments	—	—	—	—	441	441
Mixed use	—	—	—	—	232	232
Other	—	—	—	—	289	289

Total recorded investment	$13	$—	$18	$31	$6,105	$6,136

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2015
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,116	$2,116
Industrial	—	—	—	—	1,562	1,562
Office	6	—	5	11	1,505	1,516
Apartments	—	—	—	—	465	465
Mixed use	—	—	—	—	234	234
Other	—	—	—	—	294	294

Total recorded investment	$6	$—	$5	$11	$6,176	$6,187

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of June 30, 2016 and December 31, 2015, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of June 30, 2016 and December 31, 2015.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of June 30, 2016, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of the loans was expected to be recoverable.

During the six months ended June 30, 2016 and the year ended December 31, 2015, we modified or extended 7 and 21 commercial mortgage loans, respectively, with a total carrying value of $56 million and $110 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower, but one loan with a carrying value $1 million was considered a troubled debt restructuring.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Allowance for credit losses:
Beginning balance	$15	$20	$15	$22
Charge-offs	(4)	—	(4)	(3)
Provision	2	(2)	2	(1)

Ending balance	$13	$18	$13	$18

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$13	$18	$13	$18

Recorded investment:
Ending balance	$6,136	$6,194	$6,136	$6,194

Ending balance of individually impaired loans	$23	$18	$23	$18

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,113	$6,176	$6,113	$6,176

As of June 30, 2016, we had an individually impaired commercial mortgage loan included within the retail property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million, which were recorded in the second quarter of 2016.

As of June 30, 2016 and December 31, 2015, we had an individually impaired commercial mortgage loan included within the office property type with a recorded investment of $5 million, an unpaid principal balance of $6 million and charge-offs of $1 million, which were recorded in the third quarter of 2015.

As of December 31, 2015, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $14 million, an unpaid principal balance of $15 million and charge-offs of $1 million, which were recorded in the first quarter of 2014. As of December 31, 2015, this loan had interest income of $1 million. In the second quarter of 2016, we recorded additional charge-offs of $2 million related to this loan. As of June 30, 2016, the individually impaired loan within the industrial property type had a recorded investment of $13 million, an unpaid principal balance of $16 million and total charge-offs of $3 million.

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

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	June 30, 2016
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$755	$417	$877	$82	$1	$2,132
Industrial	578	448	470	63	4	1,563
Office	458	290	651	66	14	1,479
Apartments	176	63	192	10	—	441
Mixed use	56	43	130	3	—	232
Other	61	61	167	—	—	289

Total recorded investment	$2,084	$1,322	$2,487	$224	$19	$6,136

% of total	34%	22%	40%	4%	—%	100%

Weighted-average debt service coverage ratio	2.17	1.82	1.57	1.07	0.30	1.80

(1)	Included $19 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 121%.

	December 31, 2015
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$785	$417	$800	$103	$11	$2,116
Industrial	515	478	499	65	5	1,562
Office	493	341	580	83	19	1,516
Apartments	196	66	182	21	—	465
Mixed use	56	48	124	3	3	234
Other	54	55	185	—	—	294

Total recorded investment	$2,099	$1,405	$2,370	$275	$38	$6,187

% of total	34%	23%	38%	4%	1%	100%

Weighted-average debt service coverage ratio	2.13	1.82	1.57	1.12	0.55	1.79

(1)	Included $38 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 123%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	June 30, 2016
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$72	$223	$449	$881	$507	$2,132
Industrial	81	179	203	698	402	1,563
Office	70	99	201	760	349	1,479
Apartments	4	37	69	200	131	441
Mixed use	3	11	28	131	59	232
Other	10	57	134	59	29	289

Total recorded investment	$240	$606	$1,084	$2,729	$1,477	$6,136

% of total	4%	10%	18%	44%	24%	100%

Weighted-average loan-to-value	72%	63%	61%	57%	43%	56%

	December 31, 2015
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$67	$221	$433	$882	$513	$2,116
Industrial	94	181	208	672	407	1,562
Office	85	114	265	699	346	1,509
Apartments	6	41	74	199	145	465
Mixed use	3	11	28	135	57	234
Other	—	58	146	60	30	294

Total recorded investment	$255	$626	$1,154	$2,647	$1,498	$6,180

% of total	4%	10%	19%	43%	24%	100%

Weighted-average loan-to-value	74%	64%	58%	58%	43%	56%

As of June 30, 2016, we did not have any floating rate commercial mortgage loans. As of December 31, 2015, we had floating rate commercial mortgage loans of $7 million.

(f) Restricted Commercial Mortgage Loans Related To Securitization Entities

We have a consolidated securitization entity that holds commercial mortgage loans that are recorded as restricted commercial mortgage loans related to securitization entities.

(g) Restricted Other Invested Assets Related To Securitization Entities

We have consolidated securitization entities that hold certain investments that are recorded as restricted other invested assets related to securitization entities. The consolidated securitization entities hold certain investments as trading securities and whereby the changes in fair value are recorded in current period income (loss). The trading securities comprise asset-backed securities, including highly rated bonds that are primarily backed by credit card receivables.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2016, we amended and exercised a clean-up call on our consolidated securitization entity writing off our residual interest and settling the outstanding debt of $70 million. As a result of this transaction, we recorded $64 million of realized investment losses related to the write-off of our residual interest in those entities and a $64 million gain related to the early extinguishment of debt which was included in other income. There was no impact to net income.

In addition, the policy loan securitization entities in which we previously held a residual interest were not required to be consolidated in our balance sheets. In June 2016, we repurchased $134 million of policy loans from those entities. The policy loans are now included in our consolidated balance sheet.

(h) Limited Partnerships or Similar Entities

Investments in partnerships or similar entities are generally considered VIEs due to the equity group’s lack of sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of June 30, 2016 and December 31, 2015, the total carrying value of these investments was $181 million and $165 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	June 30, 2016	December 31, 2015	Balance sheet classification	June 30, 2016	December 31, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$628	$629	Other liabilities	$87	$37
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	—	33
Foreign currency swaps	Other invested assets	7	8	Other liabilities	—	—

Total cash flow hedges		635	637		87	70

Total derivatives designated as hedges		635	637		87	70

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	562	425	Other liabilities	337	183
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	—	30
Foreign currency swaps	Other invested assets	—	—	Other liabilities	19	27
Credit default swaps	Other invested assets	—	1	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	3	14
Equity index options	Other invested assets	57	30	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	9	2	Other liabilities	—	1
Other foreign currency contracts	Other invested assets	6	17	Other liabilities	33	34
GMWB embedded derivatives	Reinsurance recoverable (1)	26	17	Policyholder account balances (2)	494	352
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	351	342
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	13	10

Total derivatives not designated as hedges		660	492		1,250	993

Total derivatives		$1,295	$1,129		$1,337	$1,063

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	June 30, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$9,414	$(9,493)	$11,135
Inflation indexed swaps	Notional	571	1	(572)	—
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		11,820	9,415	(10,065)	11,170

Total derivatives designated as hedges		11,820	9,415	(10,065)	11,170

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(250)	4,682
Interest rate swaps related to securitization entities	Notional	67	—	(67)	—
Foreign currency swaps	Notional	162	98	(13)	247
Credit default swaps	Notional	144	—	—	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	1,080	1,692	(571)	2,201
Financial futures	Notional	1,331	3,921	(3,703)	1,549
Equity return swaps	Notional	134	160	(124)	170
Other foreign currency contracts	Notional	1,656	976	(352)	2,280

Total derivatives not designated as hedges		9,818	6,847	(5,080)	11,585

Total derivatives		$21,638	$16,262	$(15,145)	$22,755

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	June 30, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(1,438)	34,708
Fixed index annuity embedded derivatives	Policies	17,482	647	(299)	17,830
Indexed universal life embedded derivatives	Policies	982	151	(12)	1,121
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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$267	$28	Net investment income	$5	Net investment gains (losses)
Interest rate swaps hedging liabilities	(19)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(2)	—	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)

Total	$246	$35		$5

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended June 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(515)	$20	Net investment income	$(7)	Net investment gains (losses)
Interest rate swaps hedging liabilities	27	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(14)	(6)	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$(503)	$14		$(7)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$724	$53	Net investment income	$11	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(50)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(5)	2	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$668	$63		$11

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the six months ended June 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$(209)	$39	Net investment income	$(3)	Net investment gains (losses)
Interest rate swaps hedging liabilities	9	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(3)	3	Net investment income	—	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)

Total	$(201)	$42		$(3)

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended June 30,
(Amounts in millions)	2016	2015
Derivatives qualifying as effective accounting hedges as of April 1	$2,302	$2,247
Current period increases (decreases) in fair value, net of deferred taxes of $(86) and $178	160	(325)
Reclassification to net (income) loss, net of deferred taxes of $12 and $5	(23)	(9)

Derivatives qualifying as effective accounting hedges as of June 30	$2,439	$1,913

	Six months ended June 30,
(Amounts in millions)	2016	2015
Derivatives qualifying as effective accounting hedges as of January 1	$2,045	$2,070
Current period increases (decreases) in fair value, net of deferred taxes of $(233) and $71	435	(130)
Reclassification to net (income) loss, net of deferred taxes of $22 and $15	(41)	(27)

Derivatives qualifying as effective accounting hedges as of June 30	$2,439	$1,913

The total of derivatives designated as cash flow hedges of $2,439 million, net of taxes, recorded in stockholders’ equity as of June 30, 2016 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $87 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. During the three and six months ended June 30, 2016, we reclassified $5 million and $6 million, respectively, to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income effects of fair value hedges and related hedged items for the three and six months ended June 30, 2016 and 2015.

Derivatives Not Designated As Hedges

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables provide the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2016	2015
Interest rate swaps	$(7)	$(9)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(5)	3	Net investment gains (losses)
Credit default swaps	1	—	Net investment gains (losses)
Credit default swaps related to securitization entities	5	3	Net investment gains (losses)
Equity index options	(1)	(7)	Net investment gains (losses)
Financial futures	19	(38)	Net investment gains (losses)
Equity return swaps	5	1	Net investment gains (losses)
Other foreign currency contracts	(2)	7	Net investment gains (losses)
Foreign currency swaps	(3)	2	Net investment gains (losses)
GMWB embedded derivatives	(40)	65	Net investment gains (losses)
Fixed index annuity embedded derivatives	(9)	(10)	Net investment gains (losses)
Indexed universal life embedded derivatives	1	2	Net investment gains (losses)

Total derivatives not designated as hedges	$(36)	$19

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2016	2015
Interest rate swaps	$8	$(1)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(10)	—	Net investment gains (losses)
Credit default swaps	—	1	Net investment gains (losses)
Credit default swaps related to securitization entities	14	11	Net investment gains (losses)
Equity index options	(4)	(17)	Net investment gains (losses)
Financial futures	26	(31)	Net investment gains (losses)
Equity return swaps	7	(8)	Net investment gains (losses)
Other foreign currency contracts	(4)	6	Net investment gains (losses)
Foreign currency swaps	7	(8)	Net investment gains (losses)
GMWB embedded derivatives	(118)	49	Net investment gains (losses)
Fixed index annuity embedded derivatives	(6)	(17)	Net investment gains (losses)
Indexed universal life embedded derivatives	3	3	Net investment gains (losses)

Total derivatives not designated as hedges	$(77)	$(12)

Derivative Counterparty Credit Risk

Most of our derivative arrangements require the posting of collateral by the counterparty upon meeting certain net exposure thresholds. For derivatives related to securitization entities, there are no arrangements that require either party to provide collateral and the recourse of the derivative counterparty is typically limited to the assets held by the securitization entity and there is no recourse to any entity other than the securitization entity.

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	June 30, 2016			December 31, 2015
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,285	$481	$804	$1,135	$320	$815
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,285	481	804	1,135	320	815
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(346)	(346)	—	(231)	(231)	—
Collateral received	(817)	—	(817)	(642)	—	(642)
Collateral pledged	—	(364)	364	—	(263)	263
Over collateralization	16	229	(213)	3	174	(171)

Net amount	$138	$—	$138	$265	$—	$265

(1)	Included $16 million and $24 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of June 30, 2016 and December 31, 2015, respectively.
(2)	Included $5 million and $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of June 30, 2016 and December 31, 2015, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If downgrade provisions had been triggered as a result of downgrades of our counterparties, we could have claimed up to $138 million and $265 million as of June 30, 2016 and December 31, 2015, respectively. There were no amounts that we would have been required to disburse as a result of our credit rating downgrades as of June 30, 2016 and December 31, 2015. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	June 30, 2016			December 31, 2015
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	—	—	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$—	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	June 30, 2016			December 31, 2015
	Notional			Notional
(Amounts in millions)	value	Assets	Liabilities	value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures in less than one year (1)	$100	$—	$—	$100	$1	$—

Total credit default swap index tranches	100	—	—	100	1	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (2)	12	—	1	12	—	2
Portion backing our interest maturing 2017 (3)	300	—	2	300	—	12

Total customized credit default swap index tranches related to securitization entities	312	—	3	312	—	14

Total credit default swaps on index tranches	$412	$—	$3	$412	$1	$14

(1)	The current attachment/detachment as of June 30, 2016 and December 31, 2015 was 7% – 15%.
(2)	Original notional value was $39 million.
(3)	Original notional value was $300 million.

(6) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying unaudited condensed consolidated financial statements at fair value are not included in the following disclosure of fair value. Such items include cash and cash equivalents, investment securities, separate accounts, securities held as collateral and derivative instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	June 30, 2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,121	$6,591	$—	$—	$6,591
Restricted commercial mortgage loans		(1)	141	159	—	—	159
Other invested assets		(1)	357	366	—	273	93
Liabilities:
Long-term borrowings (2)		(1)	4,191	3,319	—	3,176	143
Non-recourse funding obligations (2)		(1)	310	179	—	—	179
Borrowings related to securitization entities		(1)	74	78	—	78	—
Investment contracts		(1)	17,111	18,522	—	5	18,517
Other firm commitments:
Commitments to fund limited partnerships	178		—	—	—	—	—
Ordinary course of business lending commitments	81		—	—	—	—	—

	December 31, 2015
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,170	$6,476	$—	$—	$6,476
Restricted commercial mortgage loans		(1)	161	179	—	—	179
Other invested assets		(1)	273	279	—	197	82
Liabilities:
Long-term borrowings (2)		(1)	4,570	3,518	—	3,343	175
Non-recourse funding obligations (2)		(1)	1,920	1,401	—	—	1,401
Borrowings related to securitization entities		(1)	98	104	—	104	—
Investment contracts		(1)	17,258	17,910	—	5	17,905
Other firm commitments:
Commitments to fund limited partnerships	131		—	—	—	—	—
Ordinary course of business lending commitments	40		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 7 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 2 measurements

Fixed maturity securities

•

Third-party pricing services: In estimating the fair value of fixed maturity securities, approximately 91% of our portfolio is priced using third-party pricing sources. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of June 30, 2016:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$6,804	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,708	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$2,095	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$23,938	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$10,924	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$4,933	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$2,946	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,109	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our state and political subdivisions, non-U.S. government, U.S. corporate, non-U.S. corporate and residential mortgage-backed securities are valued using internal models. The fair value of these fixed maturity securities were $7 million, $18 million, $626 million, $302 million and $26 million, respectively, as of June 30, 2016. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,595 million as of June 30, 2016.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $797 million as of June 30, 2016.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of June 30, 2016 and December 31, 2015, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $80 million and $79 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,806	$—	$6,804	$2
State and political subdivisions	2,751	—	2,715	36
Non-U.S. government	2,113	—	2,113	—
U.S. corporate:
Utilities	4,616	—	4,064	552
Energy	2,266	—	2,058	208
Finance and insurance	6,206	—	5,431	775
Consumer—non-cyclical	4,689	—	4,587	102
Technology and communications	2,557	—	2,517	40
Industrial	1,249	—	1,171	78
Capital goods	2,186	—	2,051	135
Consumer—cyclical	1,642	—	1,388	254
Transportation	1,210	—	1,081	129
Other	363	—	216	147

Total U.S. corporate	26,984	—	24,564	2,420

Non-U.S. corporate:
Utilities	965	—	634	331
Energy	1,362	—	1,128	234
Finance and insurance	2,578	—	2,377	201
Consumer—non-cyclical	820	—	652	168
Technology and communications	1,050	—	970	80
Industrial	985	—	890	95
Capital goods	580	—	368	212
Consumer—cyclical	528	—	457	71
Transportation	680	—	494	186
Other	3,285	—	3,256	29

Total non-U.S. corporate	12,833	—	11,226	1,607

Residential mortgage-backed	5,055	—	4,959	96
Commercial mortgage-backed	2,979	—	2,946	33
Other asset-backed	3,307	—	3,109	198

Total fixed maturity securities	62,828	—	58,436	4,392

Equity securities	481	436	1	44

Other invested assets:
Trading securities	441	—	441	—
Derivative assets:
Interest rate swaps	1,190	—	1,190	—
Foreign currency swaps	7	—	7	—
Credit default swaps	—	—	—	—
Equity index options	57	—	—	57
Equity return swaps	9	—	9	—
Other foreign currency contracts	6	—	5	1

Total derivative assets	1,269	—	1,211	58

Securities lending collateral	328	—	328	—

Total other invested assets	2,038	—	1,980	58

Restricted other invested assets related to securitization entities	312	—	181	131
Reinsurance recoverable (1)	26	—	—	26
Separate account assets	7,484	7,484	—	—

Total assets	$73,169	$7,920	$60,598	$4,651

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of April 1, 2016	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2016	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$—
State and political subdivisions	42	—	—	—	—	—	—	—	(6)	36	—
U.S. corporate:
Utilities	482	(1)	19	34	—	—	—	18	—	552	—
Energy	230	—	(3)	—	—	—	(1)	—	(18)	208	—
Finance and insurance	697	(2)	37	27	(9)	—	(10)	35	—	775	(4)
Consumer—non-cyclical	112	—	3	—	(13)	—	—	—	—	102	—
Technology and communications	37	—	3	—	—	—	—	—	—	40	—
Industrial	64	—	2	—	—	—	—	12	—	78	—
Capital goods	154	1	2	—	(10)	—	—	—	(12)	135	—
Consumer—cyclical	210	—	5	22	—	—	(1)	18	—	254	—
Transportation	123	1	4	—	—	—	(4)	5	—	129	1
Other	180	1	—	—	—	—	(3)	—	(31)	147	1

Total U.S. corporate	2,289	—	72	83	(32)	—	(19)	88	(61)	2,420	(2)

Non-U.S. corporate:
Utilities	316	—	5	10	—	—	—	—	—	331	—
Energy	226	—	11	—	(2)	—	(1)	—	—	234	—
Finance and insurance	191	1	9	—	—	—	—	—	—	201	1
Consumer—non-cyclical	163	—	5	—	—	—	—	—	—	168	—
Technology and communications	64	—	3	16	(3)	—	—	—	—	80	—
Industrial	96	—	2	—	(3)	—	—	—	—	95	—
Capital goods	214	—	2	—	—	—	(4)	—	—	212	—
Consumer—cyclical	70	—	1	—	—	—	—	—	—	71	—
Transportation	144	—	4	—	—	—	—	38	—	186	—
Other	67	—	—	—	—	—	—	—	(38)	29	—

Total non-U.S. corporate	1,551	1	42	26	(8)	—	(5)	38	(38)	1,607	1

Residential mortgage-backed	121	—	—	13	—	—	(3)	8	(43)	96	—
Commercial mortgage-backed	8	—	4	23	—	—	(2)	—	—	33	—
Other asset-backed	1,168	(11)	12	—	(20)	—	(8)	6	(949)	198	(11)

Total fixed maturity securities	5,181	(10)	130	145	(60)	—	(37)	140	(1,097)	4,392	(12)

Equity securities	44	—	—	—	—	—	—	—	—	44	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	36	(2)	—	23	—	—	—	—	—	57	3
Other foreign currency contracts	1	—	—	1	—	—	(1)	—	—	1	—

Total derivative assets	38	(2)	—	24	—	—	(2)	—	—	58	3

Total other invested assets	38	(2)	—	24	—	—	(2)	—	—	58	3

Restricted other invested assets related to securitization entities	241	(64)	—	—	—	—	(46)	—	—	131	—
Reinsurance recoverable (2)	23	3	—	—	—	—	—	—	—	26	3

Total Level 3 assets	$5,527	$(73)	$130	$169	$(60)	$—	$(85)	$140	$(1,097)	$4,651	$(6)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities. Most significantly, the majority of the transfers out of Level 3 during the second quarter related to a reclassification of collateralized loan obligation securities previously valued using a broker priced source to now being valued using third-party pricing services.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of April 1, 2015	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and political subdivisions	30	—	10	—	—	—	—	—	—	40	—
Non-U.S. government	6	—	(1)	—	—	—	—	—	—	5	—
U.S. corporate:
Utilities	462	—	(16)	—	—	—	—	2	—	448	—
Energy	280	—	(7)	4	(4)	—	(4)	—	—	269	—
Finance and insurance	637	3	(37)	8	—	—	(7)	47	(22)	629	3
Consumer—non-cyclical	117	1	(3)	—	—	—	(7)	—	—	108	—
Technology and communications	47	1	(5)	—	—	—	—	—	(10)	33	1
Industrial	37	—	(1)	—	—	—	—	—	—	36	—
Capital goods	167	—	(2)	1	(1)	—	—	—	—	165	—
Consumer—cyclical	367	—	(6)	9	—	—	(7)	—	(67)	296	—
Transportation	161	—	(4)	—	—	—	(27)	—	(9)	121	—
Other	173	—	(4)	—	—	—	(3)	—	—	166	—

Total U.S. corporate	2,448	5	(85)	22	(5)	—	(55)	49	(108)	2,271	4

Non-U.S. corporate:
Utilities	332	—	(6)	—	—	—	—	—	—	326	—
Energy	307	—	5	—	—	—	(7)	—	—	305	—
Finance and insurance	226	1	(10)	6	—	—	(1)	—	(4)	218	1
Consumer—non-cyclical	172	—	(3)	—	—	—	—	—	—	169	—
Technology and communications	43	—	—	—	—	—	—	—	(1)	42	—
Industrial	127	—	(2)	—	—	—	—	—	—	125	—
Capital goods	242	—	(5)	—	—	—	—	—	—	237	—
Consumer—cyclical	90	—	(1)	—	—	—	—	—	(16)	73	—
Transportation	157	—	(3)	—	—	—	—	—	—	154	—
Other	83	—	4	—	—	—	(11)	—	(1)	75	—

Total non-U.S. corporate	1,779	1	(21)	6	—	—	(19)	—	(22)	1,724	1

Residential mortgage-backed	61	—	2	31	—	—	(3)	41	—	132	—
Commercial mortgage-backed	4	—	—	9	—	—	(1)	13	—	25	—
Other asset-backed	1,456	3	3	57	(8)	—	(173)	31	(9)	1,360	—

Total fixed maturity securities	5,787	9	(92)	125	(13)	—	(251)	134	(139)	5,560	5

Equity securities	34	—	—	—	—	—	—	7	—	41	—

Other invested assets:
Derivative assets:
Credit default swaps	2	—	—	—	—	—	(1)	—	—	1	—
Equity index options	15	(7)	—	4	—	—	—	—	—	12	(5)

Total derivative assets	17	(7)	—	4	—	—	(1)	—	—	13	(5)

Total other invested assets	17	(7)	—	4	—	—	(1)	—	—	13	(5)

Restricted other invested assets related to securitization entities	230	—	—	—	—	—	—	—	—	230	—
Reinsurance recoverable (2)	14	(5)	—	—	—	1	—	—	—	10	(5)

Total Level 3 assets	$6,082	$(3)	$(92)	$129	$(13)	$1	$(252)	$141	$(139)	$5,854	$(5)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2016	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	$2	$—
State and political subdivisions	35	1	(1)	7	—	—	—	—	(6)	36	1
U.S. corporate:
Utilities	449	—	24	47	—	—	(8)	67	(27)	552	—
Energy	253	—	(4)	—	—	—	(2)	7	(46)	208	—
Finance and insurance	715	8	44	27	(9)	—	(27)	35	(18)	775	6
Consumer—non-cyclical	109	—	6	—	(13)	—	—	—	—	102	—
Technology and communications	35	1	4	—	—	—	—	—	—	40	1
Industrial	61	—	5	—	—	—	—	12	—	78	—
Capital goods	180	1	5	—	(10)	—	—	—	(41)	135	—
Consumer—cyclical	239	4	9	25	—	—	(41)	18	—	254	—
Transportation	106	1	8	17	—	—	(8)	5	—	129	1
Other	182	1	1	—	—	—	(4)	—	(33)	147	1

Total U.S. corporate	2,329	16	102	116	(32)	—	(90)	144	(165)	2,420	9

Non-U.S. corporate:
Utilities	287	—	8	10	—	—	—	26	—	331	—
Energy	252	—	24	—	(2)	—	(14)	—	(26)	234	—
Finance and insurance	191	2	8	—	—	—	—	—	—	201	2
Consumer—non-cyclical	169	—	10	—	—	—	(11)	—	—	168	—
Technology and communications	62	—	5	16	(3)	—	—	—	—	80	—
Industrial	84	—	5	—	(3)	—	—	9	—	95	—
Capital goods	213	—	9	—	—	—	(10)	—	—	212	—
Consumer—cyclical	71	—	2	—	—	—	(2)	—	—	71	—
Transportation	144	—	4	—	—	—	—	38	—	186	—
Other	72	—	2	—	—	—	(7)	—	(38)	29	—

Total non-U.S. corporate	1,545	2	77	26	(8)	—	(44)	73	(64)	1,607	2

Residential mortgage-backed	116	—	2	51	—	—	(5)	8	(76)	96	—
Commercial mortgage-backed	10	—	4	23	—	—	(4)	—	—	33	—
Other asset-backed	1,142	(10)	(4)	12	(20)	—	(14)	41	(949)	198	(10)

Total fixed maturity securities	5,180	9	180	235	(60)	—	(158)	266	(1,260)	4,392	2

Equity securities	38	—	—	6	—	—	—	—	—	44	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	30	(4)	—	36	—	—	(5)	—	—	57	(4)
Other foreign currency contracts	3	(2)	—	1	—	—	(1)	—	—	1	(2)

Total derivative assets	34	(6)	—	37	—	—	(7)	—	—	58	(6)

Total other invested assets	34	(6)	—	37	—	—	(7)	—	—	58	(6)

Restricted other invested assets related to securitization entities	232	(55)	—	—	—	—	(46)	—	—	131	9
Reinsurance recoverable (2)	17	8	—	—	—	1	—	—	—	26	8

Total Level 3 assets	$5,501	$(44)	$180	$278	$(60)	$1	$(211)	$266	$(1,260)	$4,651	$13

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities. Most significantly, the majority of the transfers out of Level 3 related to a reclassification of collateralized loan obligation securities previously valued using a broker priced source to now being valued using third-party pricing services.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of June 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivisions	30	1	9	5	—	—	—	—	(5)	40	1
Non-U.S. government	7	—	(1)	—	—	—	(1)	—	—	5	—
U.S. corporate:
Utilities	444	—	(10)	15	—	—	(2)	2	(1)	448	—
Energy	285	—	(4)	4	(4)	—	(4)	—	(8)	269	—
Finance and insurance	616	8	(22)	28	—	—	(25)	47	(23)	629	7
Consumer—non-cyclical	140	2	1	—	—	—	(35)	—	—	108	—
Technology and communications	45	1	(3)	—	—	—	—	—	(10)	33	1
Industrial	36	—	—	—	—	—	—	—	—	36	—
Capital goods	166	—	(1)	1	(1)	—	—	—	—	165	—
Consumer—cyclical	363	—	(1)	9	—	—	(8)	—	(67)	296	—
Transportation	153	1	(2)	7	—	—	(29)	—	(9)	121	1
Other	171	1	(2)	—	—	—	(4)	—	—	166	1

Total U.S. corporate	2,419	13	(44)	64	(5)	—	(107)	49	(118)	2,271	10

Non-U.S. corporate:
Utilities	328	—	(2)	—	—	—	—	—	—	326	—
Energy	324	(1)	(2)	—	(9)	—	(7)	—	—	305	(1)
Finance and insurance	221	2	(4)	6	—	—	(3)	—	(4)	218	2
Consumer—non-cyclical	197	—	2	—	—	—	(30)	—	—	169	—
Technology and communications	42	—	—	—	—	—	—	1	(1)	42	—
Industrial	131	—	—	7	—	—	(14)	1	—	125	—
Capital goods	237	—	—	—	—	—	—	—	—	237	—
Consumer—cyclical	89	—	1	—	—	—	—	—	(17)	73	—
Transportation	154	—	—	—	—	—	—	—	—	154	—
Other	81	—	5	—	—	—	(11)	1	(1)	75	—

Total non-U.S. corporate	1,804	1	—	13	(9)	—	(65)	3	(23)	1,724	1

Residential mortgage-backed	65	—	—	31	—	—	(5)	41	—	132	—
Commercial mortgage-backed	5	—	—	9	—	—	(1)	13	(1)	25	—
Other asset-backed	1,420	3	17	95	(8)	—	(184)	64	(47)	1,360	—

Total fixed maturity securities	5,754	18	(19)	217	(22)	—	(364)	170	(194)	5,560	12

Equity securities	34	—	—	1	(1)	—	—	7	—	41	—

Other invested assets:
Derivative assets:
Credit default swaps	3	—	—	—	—	—	(2)	—	—	1	—
Equity index options	17	(17)	—	12	—	—	—	—	—	12	(13)

Total derivative assets	20	(17)	—	12	—	—	(2)	—	—	13	(13)

Total other invested assets	20	(17)	—	12	—	—	(2)	—	—	13	(13)

Restricted other invested assets related to securitization entities	230	—	—	—	—	—	—	—	—	230	—
Reinsurance recoverable (2)	13	(4)	—	—	—	1	—	—	—	10	(4)

Total Level 3 assets	$6,051	$(3)	$(19)	$230	$(23)	$1	$(366)	$177	$(194)	$5,854	$(5)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$—	$10	$19	$21
Net investment gains (losses)	(73)	(13)	(63)	(24)

Total	$(73)	$(3)	$(44)	$(3)

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$(1)	$6	$14	$15
Net investment gains (losses)	(5)	(11)	(1)	(20)

Total	$(6)	$(5)	$13	$(5)

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2016:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$505	Credit spreads	88bps - 366bps	165bps
Energy	Internal models	66	Credit spreads	125bps - 398bps	206bps
Finance and insurance	Internal models	700	Credit spreads	97bps - 605bps	273bps
Consumer—non-cyclical	Internal models	102	Credit spreads	122bps - 369bps	219bps
Technology and communications	Internal models	40	Credit spreads	419bps	419bps
Industrial	Internal models	78	Credit spreads	182bps - 406bps	262bps
Capital goods	Internal models	135	Credit spreads	76bps - 315bps	159bps
Consumer—cyclical	Internal models	229	Credit spreads	76bps - 347bps	204bps
Transportation	Internal models	120	Credit spreads	100bps - 310bps	182bps
Other	Internal models	133	Credit spreads	80bps - 198bps	117bps

Total U.S. corporate	Internal models	$2,108	Credit spreads	76bps - 605bps	215bps

Non-U.S. corporate:
Utilities	Internal models	$321	Credit spreads	92bps - 202bps	147bps
Energy	Internal models	153	Credit spreads	132bps - 279bps	194bps
Finance and insurance	Internal models	191	Credit spreads	107bps - 285bps	160bps
Consumer—non-cyclical	Internal models	163	Credit spreads	76bps - 267bps	163bps
Technology and communications	Internal models	80	Credit spreads	134bps - 367bps	232bps
Industrial	Internal models	86	Credit spreads	142bps - 303bps	216bps
Capital goods	Internal models	179	Credit spreads	134bps - 303bps	193bps
Consumer—cyclical	Internal models	71	Credit spreads	122bps - 237bps	182bps
Transportation	Internal models	158	Credit spreads	105bps - 277bps	179bps
Other	Internal models	17	Credit spreads	832bps	832bps

Total non-U.S. corporate	Internal models	$1,419	Credit spreads	76bps - 832bps	184bps

Derivative assets:

Equity index options	Discounted cash flows	$57	Equity index volatility	— % - 24%	18%

Other foreign currency contracts	Discounted cash flows	$1	Foreign exchange rate volatility	10% - 13%	12%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$494	$—	$—	$494
Fixed index annuity embedded derivatives	351	—	—	351
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	858	—	—	858

Derivative liabilities:
Interest rate swaps	424	—	424	—
Foreign currency swaps	19	—	19	—
Credit default swaps related to securitization entities	3	—	3	—
Other foreign currency contracts	33	—	33	—

Total derivative liabilities	479	—	479	—

Borrowings related to securitization entities	11	—	—	11

Total liabilities	$1,348	$—	$479	$869

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$—	$—	$352
Fixed index annuity embedded derivatives	342	—	—	342
Indexed universal life embedded derivatives	10	—	—	10

Total policyholder account balances	704	—	—	704

Derivative liabilities:
Interest rate swaps	220	—	220	—
Interest rate swaps related to securitization entities	30	—	30	—
Inflation indexed swaps	33	—	33	—
Foreign currency swaps	27	—	27	—
Credit default swaps related to securitization entities	14	—	—	14
Equity return swaps	1	—	1	—
Other foreign currency contracts	34	—	34	—

Total derivative liabilities	359	—	345	14

Borrowings related to securitization entities	81	—	—	81

Total liabilities	$1,144	$—	$345	$799

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of April 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$443	$43	$—	$—	$—	$8	$—	$—	$—	$494	$44
Fixed index annuity embedded derivatives	345	9	—	—	—	—	(3)	—	—	351	9
Indexed universal life embedded derivatives	12	(2)	—	—	—	3	—	—	—	13	(2)

Total policyholder account balances	800	50	—	—	—	11	(3)	—	—	858	51

Derivative liabilities:
Credit default swaps related to securitization entities	6	(4)	—	—	—	—	1	—	(3)	—	(4)

Total derivative liabilities	6	(4)	—	—	—	—	1	—	(3)	—	(4)

Borrowings related to securitization entities	85	(69)	—	—	—	—	(5)	—	—	11	(4)

Total Level 3 liabilities	$891	$(23)	$—	$—	$—	$11	$(7)	$—	$(3)	$869	$43

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of April 1, 2015	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$316	$(70)	$—	$—	$—	$9	$—	$—	$—	$255	$(69)
Fixed index annuity embedded derivatives	300	10	—	—	—	14	(2)	—	—	322	10
Indexed universal life embedded derivatives	7	(2)	—	—	—	4	—	—	—	9	(2)

Total policyholder account balances	623	(62)	—	—	—	27	(2)	—	—	586	(61)

Derivative liabilities:
Credit default swaps related to securitization entities	10	(3)	—	1	—	—	—	—	—	8	(3)

Total derivative liabilities	10	(3)	—	1	—	—	—	—	—	8	(3)

Borrowings related to securitization entities	81	2	—	—	—	1	—	—	—	84	2

Total Level 3 liabilities	$714	$(63)	$—	$1	$—	$28	$(2)	$—	$—	$678	$(62)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$126	$—	$—	$—	$16	$—	$—	$—	$494	$131
Fixed index annuity embedded derivatives	342	6	—	—	—	10	(7)	—	—	351	6
Indexed universal life embedded derivatives	10	(3)	—	—	—	6	—	—	—	13	(3)

Total policyholder account balances	704	129	—	—	—	32	(7)	—	—	858	134

Derivative liabilities:
Credit default swaps related to securitization entities	14	(13)	—	—	—	—	2	—	(3)	—	(13)

Total derivative liabilities	14	(13)	—	—	—	—	2	—	(3)	—	(13)

Borrowings related to securitization entities	81	(65)	—	—	—	—	(5)	—	—	11	—

Total Level 3 liabilities	$799	$51	$—	$—	$—	$32	$(10)	$—	$(3)	$869	$121

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of June 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$(53)	$—	$—	$—	$17	$—	$—	$—	$255	$(49)
Fixed index annuity embedded derivatives	276	17	—	—	—	33	(4)	—	—	322	17
Indexed universal life embedded derivatives	7	(3)	—	—	—	5	—	—	—	9	(3)

Total policyholder account balances	574	(39)	—	—	—	55	(4)	—	—	586	(35)

Derivative liabilities:
Credit default swaps related to securitization entities	17	(11)	—	2	—	—	—	—	—	8	(11)

Total derivative liabilities	17	(11)	—	2	—	—	—	—	—	8	(11)

Borrowings related to securitization entities	85	(2)	—	—	—	1	—	—	—	84	(2)

Total Level 3 liabilities	$676	$(52)	$—	$2	$—	$56	$(4)	$—	$—	$678	$(48)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(23)	(63)	51	(52)

Total	$(23)	$(63)	$51	$(52)

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	43	(62)	121	(48)

Total	$43	$(62)	$121	$(48)

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

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of June 30, 2016:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
			Withdrawal utilization rate	— % - 99%	67%
			Lapse rate	— % - 15%	6%
			Non-performance risk (credit spreads)	40bps - 85bps	73bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$494	Equity index volatility	16% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$351	Expected future interest credited	— % - 3%	2%
Indexed universal life embedded derivatives	Option budget method	$13	Expected future interest credited	3% - 9%	6%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Borrowings and Other Financings

(a) Short-Term Borrowings

Revolving Credit Facilities

On May 20, 2016, Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary, entered into a CAD$100 million senior unsecured revolving credit facility, which matures on May 20, 2019. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. Genworth Canada’s credit facility includes customary representations, warranties, covenants, terms and conditions. As of June 30, 2016, there was no amount outstanding under Genworth Canada’s credit facility.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	June 30, 2016	December 31, 2015
Genworth Holdings (1)
8.625% Senior Notes, due 2016	$—	$298
6.52% Senior Notes, due 2018	597	598
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	389
7.625% Senior Notes, due 2021	705	724
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,774	4,100
Bond consent fees	(41)	—
Deferred borrowing charges	(20)	(21)

Total Genworth Holdings	3,713	4,079

Canada (2)
5.68% Senior Notes, due 2020	212	199
4.24% Senior Notes, due 2024	123	116

Subtotal	335	315
Deferred borrowing charges	(2)	(2)

Total Canada	333	313

Australia (3)
Floating Rate Junior Notes, due 2021	—	36
Floating Rate Junior Notes, due 2025	148	146

Subtotal	148	182
Deferred borrowing charges	(3)	(4)

Total Australia	145	178

Total	$4,191	$4,570

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by Genworth Canada, our majority-owned subsidiary.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Genworth Holdings

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

Australia

In June 2016, Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, redeemed all of its outstanding AUD$50 million of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75% due 2021.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c) Non-Recourse Funding Obligations

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of the dates indicated:

(Amounts in millions)	June 30, 2016	December 31, 2015
Issuance
River Lake Insurance Company (a), due 2033	$—	$570
River Lake Insurance Company (b), due 2033	—	405
River Lake Insurance Company II (a), due 2035	—	192
River Lake Insurance Company II (b), due 2035	—	453
Rivermont Life Insurance Company I (a), due 2050	315	315

Subtotal	315	1,935
Deferred borrowing charges	(5)	(15)

Total	$310	$1,920

(a)	Accrual of interest based on one-month London Interbank Offered Rate (“LIBOR”) that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

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

(d) Repurchase agreements and securities lending activity

Repurchase agreements

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. Repurchase agreements were treated as collateralized financing transactions and were carried at the amounts at which the securities were subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased were monitored and collateral levels adjusted where appropriate to protect the parties against credit exposure. Cash received was invested in fixed maturity securities. As of December 31, 2015, the fair value of securities pledged under the repurchase program was $231 million and the repurchase obligation of $229 million was included in other liabilities in the consolidated balance sheet. As of June 30, 2016, the fair value of securities pledged under the repurchase program and the repurchase obligation was zero as they matured during the three months ended June 30, 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of June 30, 2016 and December 31, 2015, the fair value of securities loaned under our securities lending program in the United States was $309 million and $334 million, respectively. As of June 30, 2016 and December 31, 2015, the fair value of collateral held under our securities lending program in the United States was $328 million and $347 million, respectively, and the offsetting obligation to return collateral of $328 million and $347 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of June 30, 2016 and December 31, 2015.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of June 30, 2016 and December 31, 2015, the fair value of securities loaned under our securities lending program in Canada was $375 million and $340 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of the dates indicated:

	June 30, 2016
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$—	$—	$—	$—
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	38	—	—	—	38
Non-U.S. government	29	—	—	—	29
U.S. corporate	118	—	—	—	118
Non-U.S. corporate	140	—	—	—	140

Subtotal, fixed maturity securities	325	—	—	—	325

Equity securities	3	—	—	—	3

Total securities lending	328	—	—	—	328

Total repurchase agreements and securities lending	$328	$—	$—	$—	$328

	December 31, 2015
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$58	$25	$146	$229
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	18	—	—	—	18
Non-U.S. government	39	—	—	—	39
U.S. corporate	95	—	—	—	95
Non-U.S. corporate	190	—	—	—	190

Subtotal, fixed maturity securities	342	—	—	—	342

Equity securities	5	—	—	—	5

Total securities lending	347	—	—	—	347

Total repurchase agreements and securities lending	$347	$58	$25	$146	$576

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(Amounts in millions)	2016		2015		2016		2015
Pre-tax income	$351		$245		$501		$539

Statutory U.S. federal income tax rate	$122	35.0%	$86	35.0%	$175	35.0%	$189	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	—	—	(1)	(0.4)	1	0.2	4	0.7
Benefit on tax favored investments	(2)	(0.5)	(2)	(0.8)	(3)	(0.6)	(5)	(0.9)
Effect of foreign operations	(11)	(3.2)	(14)	(5.7)	(17)	(3.4)	(30)	(5.6)
Non-deductible expenses	—	—	1	0.4	—	—	1	0.2
Reversal of valuation allowance	—	—	—	—	(25)	(5.0)	—	—
Stock-based compensation	—	—	—	—	3	0.6	2	0.4
Loss on sale of business	1	0.2	—	—	(1)	(0.2)	—	—
Other, net	—	(0.2)	—	—	—	(0.1)	—	—

Effective rate	$110	31.3%	$70	28.5%	$133	26.5%	$161	29.8%

For the three months ended June 30, 2016, the effective tax rate was primarily impacted by true ups in the prior year related to lower taxed foreign income, tax benefits related to the sale of our European mortgage insurance business and lower benefits from tax favored investments in the current year.

The effective tax rate for the six months ended June 30, 2016 was impacted by the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to taxable gains supporting the recognition of these deferred tax assets in the current year.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Adjustments to reconcile net income (loss) attributable to Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for deferred acquisition costs and other intangible amortization and certain benefit reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million. In May 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million. In the first quarter of 2016, we recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe. These transactions were excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the sale of businesses.

In June 2016, we settled restricted borrowings of $70 million related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt. In January 2016, we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 Notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million in the first quarter of 2016. These transactions were excluded for net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations.

In the second and first quarters of 2016, we recorded a pre-tax expense of $5 million and $15 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In the second quarter of 2015, we also recorded a $3 million pre-tax expense related to restructuring costs.

There were no infrequent or unusual items excluded from net operating income available to Genworth Financial, Inc.’s common stockholders during the periods presented other than fees incurred during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Revenues:
U.S. Mortgage Insurance segment’s revenues	$176	$166	$351	$336

Canada Mortgage Insurance segment’s revenues	147	169	307	305

Australia Mortgage Insurance segment’s revenues	113	120	218	238

U.S. Life Insurance segment:
Long-term care insurance	1,119	915	2,071	1,820
Life insurance	412	477	535	964
Fixed annuities	189	229	395	462

U.S. Life Insurance segment’s revenues	1,720	1,621	3,001	3,246

Runoff segment’s revenues	65	82	134	156

Corporate and Other’s revenues	15	(1)	10	11

Total revenues	$2,236	$2,157	$4,021	$4,292

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015

U.S. Mortgage Insurance segment’s net operating income available to Genworth Financial, Inc.’s common stockholders	$61	$49	$122	$101

Canada Mortgage Insurance segment’s net operating income available to Genworth Financial, Inc.’s common stockholders	38	37	71	77

Australia Mortgage Insurance segment’s net operating income available to Genworth Financial, Inc.’s common stockholders	15	29	34	59

U.S. Life Insurance segment:
Long-term care insurance	37	10	71	20
Life insurance	31	22	62	62
Fixed annuities	(13)	25	13	56

U.S. Life Insurance segment’s net operating income available to Genworth Financial, Inc.’s common stockholders	55	57	146	138

Runoff segment’s net operating income available to Genworth Financial, Inc.’s common stockholders	6	9	10	20
Corporate and Other’s net operating loss available to Genworth Financial, Inc.’s common stockholders	(52)	(62)	(157)	(122)

Net operating income available to Genworth Financial, Inc.’s common stockholders	123	119	226	273
Adjustments to net operating income available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net (1)	39	5	20	4
Gains (losses) on sale of businesses	10	—	3	—
Gains (losses) on early extinguishment of debt	64	—	48	—
Gains (losses) from life block transactions	—	—	(9)	—
Expenses related to restructuring	(5)	(3)	(20)	(3)
Fees associated with bond consent solicitation	—	—	(18)	—
Taxes on adjustments	(38)	—	15	—

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	193	121	265	274
Add: income from continuing operations attributable to noncontrolling interests	48	54	103	104

Income from continuing operations	241	175	368	378
Loss from discontinued operations, net of taxes	(21)	(314)	(40)	(313)

Net income (loss)	220	(139)	328	65
Less: net income attributable to noncontrolling interests	48	54	103	104

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$172	$(193)	$225	$(39)

(1)	For the three months ended June 30, 2016 and 2015, net investment gains (losses) were adjusted for deferred acquisition costs and other intangible amortization and certain benefit reserves of $6 million for both periods and adjusted for net investment (gains) losses attributable to noncontrolling interests of $3 million and $(9) million, respectively. For the six months ended June 30, 2016 and 2015, net investment gains (losses) were adjusted for deferred acquisition costs and other intangible amortization and certain benefit reserves of $15 million and $14 million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $(6) million and $(2) million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	June 30, 2016	December 31, 2015
Assets:
U.S. Mortgage Insurance	$2,576	$2,899
Canada Mortgage Insurance	4,891	4,520
Australia Mortgage Insurance	2,799	2,987
U.S. Life Insurance	83,577	79,530
Runoff	11,465	12,115
Corporate and Other	2,898	4,253

Segment assets from continuing operations	108,206	106,304
Assets held for sale	—	127

Total assets	$108,206	$106,431

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

In a complaint filed in July 2016, Genworth Financial, Inc., Genworth Life and Annuity Insurance Company, Genworth Life Insurance Company of New York and Genworth Life Insurance Company were named in a putative class action lawsuit captioned Estate of Helen F. Walsh, Deceased v. Genworth Financial, Inc., et al, in the United

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

States District Court for the Northern District of Ohio, Eastern Division. The complaint alleges breach of contract involving optional inflation increase benefit riders on certain long-term care insurance policies and seeks unspecified actual damages, declaratory relief, attorneys’ fees, costs and pre-judgment and post-judgment interest. We intend to vigorously defend this action.

In August 2014, Genworth Financial, Inc., its current chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al., was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On May 1, 2015, the court denied the motion to dismiss. We engaged in mediation in the fourth quarter of 2015, continuing into the first quarter of 2016, and previously accrued $25 million in connection with this matter, during the fourth quarter of 2015, which was the amount of our self-insured retention on our executive and organizational liability insurance program. On March 11, 2016, in connection with the mediation, we reached an agreement in principle to settle the action. On April 1, 2016, the parties entered into a stipulation and agreement of settlement. The settlement provides for a full release of all defendants in connection with the allegations made in the lawsuit. We believe that the plaintiffs’ claims are without merit, but we are settling the lawsuit to avoid the burden, risk and expense of further litigation. The agreement provides for a settlement payment to the class of $219 million, inclusive of all plaintiffs’ attorneys fees and expenses and settlement costs, of which $150 million will be paid by our insurance carriers, and $69 million pre-tax will be paid by Genworth. Our payment was made into an escrow account during the first quarter of 2016. We also incurred additional legal fees and expenses of approximately $10 million pre-tax, for a total additional pre-tax incurred amount of $79 million in the first quarter of 2016. On April 13, 2016, the Court granted plaintiffs’ motion for preliminary approval of the settlement, provisional certification of the class for settlement purposes only, and issuance of notice to settlement class members. The Court held a hearing on July 20, 2016 and approved the settlement. As a result of the approved settlement, all coverage available to Genworth under our 2014 executive and organizational liability insurance program was exhausted. Therefore, Genworth does not have coverage under the program to pay any future settlements or judgments in relation to litigation brought during the 2014 policy year, including the City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., case discussed below.

In April 2014, Genworth Financial, Inc., its former chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., in the United States District Court for the Southern District of New York. Plaintiff alleges securities law violations involving certain disclosures in 2012 concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business. The lawsuit seeks unspecified damages, costs and attorneys’ fees and such equitable/injunctive relief as the court may deem proper. The United States District Court for the Southern District of New York appointed City of Hialeah Employees’ Retirement System and New Bedford Contributory Retirement System as lead plaintiffs and

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On October 3, 2014, the lead plaintiffs filed an amended complaint. On December 2, 2014, we filed a motion to dismiss plaintiffs’ amended complaint. On March 25, 2015, the United States District Court for the Southern District of New York denied the motion but entered an order dismissing the amended complaint with leave to replead. On April 17, 2015, plaintiffs filed a second amended complaint. We filed a motion to dismiss the second amended complaint and on June 16, 2015, the court denied the motion to dismiss. On January 22, 2016, we filed a motion for reconsideration of the court’s June 16, 2015 order denying our motion to dismiss which the court denied on March 3, 2016. On January 29, 2016, plaintiffs filed a motion for class certification which we opposed. On March 7, 2016, the court granted plaintiffs’ motion for class certification. We intend to vigorously defend this action. As discussed above, we have exhausted all coverage under our 2014 executive and organizational liability insurance program applicable to this case; therefore, there is no insurance coverage for Genworth with respect to any settlement or judgment amount related to this litigation.

In January 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and the current members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund, et al v. McInerney, et al. In February 2016, Genworth Financial, Inc., its current Chief Executive Officer, its former Chief Executive Officer, its former Chief Financial Officer and the current members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned Cohen v. McInerney, et al. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption Genworth Financial, Inc. Consolidated Derivative Litigation. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. The amended consolidated complaint also adds Genworth’s current Chief Financial Officer as a defendant, based on the current Chief Financial Officer’s alleged conduct in her former capacity as Genworth’s Controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016.

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

(b) Commitments

As of June 30, 2016, we were committed to fund $178 million in limited partnership investments, $45 million in U.S. commercial mortgage loan investments and $36 million in private placement investments.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2016	$2,057	$2,302	$(174)	$4,185
OCI before reclassifications	815	160	8	983
Amounts reclassified from (to) OCI	(65)	(23)	—	(88)

Current period OCI	750	137	8	895

Balances as of June 30, 2016 before noncontrolling interests	2,807	2,439	(166)	5,080

Less: change in OCI attributable to noncontrolling interests	18	—	(26)	(8)

Balances as of June 30, 2016	$2,789	$2,439	$(140)	$5,088

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of April 1, 2015	$2,748	$2,247	$(303)	$4,692
OCI before reclassifications	(1,131)	(325)	53	(1,403)
Amounts reclassified from (to) OCI	(9)	(9)	—	(18)

Current period OCI	(1,140)	(334)	53	(1,421)

Balances as of June 30, 2015 before noncontrolling interests	1,608	1,913	(250)	3,271

Less: change in OCI attributable to noncontrolling interests	(20)	—	(18)	(38)

Balances as of June 30, 2015	$1,628	$1,913	$(232)	$3,309

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	1,606	435	224	2,265
Amounts reclassified from (to) OCI	(53)	(41)	—	(94)

Current period OCI	1,553	394	224	2,171

Balances as of June 30, 2016 before noncontrolling interests	2,807	2,439	(65)	5,181

Less: change in OCI attributable to noncontrolling interests	18	—	75	93

Balances as of June 30, 2016	$2,789	$2,439	$(140)	$5,088

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	(806)	(130)	(317)	(1,253)
Amounts reclassified from (to) OCI	(9)	(27)	—	(36)

Current period OCI	(815)	(157)	(317)	(1,289)

Balances as of June 30, 2015 before noncontrolling interests	1,638	1,913	(394)	3,157

Less: change in OCI attributable to noncontrolling interests	10	—	(162)	(152)

Balances as of June 30, 2015	$1,628	$1,913	$(232)	$3,309

(1)	Net of adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $6 million and $32 million, respectively, net of taxes of $2 million and $14 million, respectively, related to a net unrecognized postretirement benefit obligation as of June 30, 2016 and 2015. Amount also included taxes of $(54) million and $(47) million, respectively, related to foreign currency translation adjustments as of June 30, 2016 and 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(100)	$(14)	$(82)	$(14)	Net investment (gains) losses
Provision for income taxes	35	5	29	5	Provision for income taxes

Total	$(65)	$(9)	$(53)	$(9)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(28)	$(20)	$(53)	$(39)	Net investment income
Interest rate swaps hedging assets	—	—	(1)	—	Net investment (gains) losses
Inflation indexed swaps	—	6	(2)	(3)	Net investment income
Inflation indexed swaps	(7)	—	(7)	—	Net investment (gains) losses
Provision for income taxes	12	5	22	15	Provision for income taxes

Total	$(23)	$(9)	$(41)	$(27)

(1)	Amounts exclude adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves.

(12) Sale of Businesses

European mortgage insurance business

As discussed in note 1, on May 9, 2016, GMICO completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. and received net proceeds of approximately $50 million. As a result of the completion of the sale, we recorded an additional pre-tax loss of $2 million in the second quarter of 2016. In the first quarter of 2016, we also recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million primarily related to the reversal of a deferred tax valuation allowance for a total net after-tax gain of $18 million in 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The major assets and liability categories of our European mortgage insurance business were as follows as of the dates indicated:

(Amounts in millions)	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$195
Other invested assets	—	6

Total investments	—	201
Cash and cash equivalents	—	28
Accrued investment income	—	3
Reinsurance recoverable	—	21
Other assets	—	14

Assets held for sale	—	267
Fair value less closing costs impairment	—	(140)

Total assets held for sale	$—	$127

Liabilities
Liability for policy and contract claims	$—	$56
Unearned premiums	—	58
Other liabilities	—	12
Deferred tax liability	—	1

Liabilities held for sale	$—	$127

Deferred tax liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in liabilities of continuing operations and not reflected in liabilities held for sale.

Lifestyle protection insurance business

On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $493 million with net proceeds of approximately $400 million. In the second quarter of 2016, we finalized the closing balance sheet and purchase price adjustments and recorded an additional after-tax loss of $21 million primarily related to tax related items. During the first quarter of 2016, we recorded an additional after-tax loss of approximately $19 million primarily related to claim liabilities and taxes we retain. The total additional after-tax loss recorded in 2016 was $40 million.

We retained liabilities for the U.K. pension plan as well as taxes and certain claims and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities, where appropriate; however, there may be future adjustments to these estimates.

Life insurance business

On June 24, 2016, we completed the sale of our term life insurance new business platform to Pacific Life Insurance Company for a purchase price of $29 million. The sale primarily included a building located in Lynchburg, Virginia and software. As a result of this transaction, we recorded a pre-tax gain of $12 million and taxes of $4 million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of June 30, 2016 and December 31, 2015, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and six months ended June 30, 2016 and 2015 and the condensed consolidating cash flow statement information for the six months ended June 30, 2016 and 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$63,028	$(200)	$62,828
Equity securities available-for-sale, at fair value	—	—	481	—	481
Commercial mortgage loans	—	—	6,121	—	6,121
Restricted commercial mortgage loans related to securitization entities	—	—	141	—	141
Policy loans	—	—	1,754	—	1,754
Other invested assets	—	105	2,414	(9)	2,510
Restricted other invested assets related to securitization entities, at fair value	—	—	312	—	312
Investments in subsidiaries	15,197	15,077	—	(30,274)	—

Total investments	15,197	15,182	74,251	(30,483)	74,147

Cash and cash equivalents	—	834	2,623	—	3,457
Accrued investment income	—	—	605	(4)	601
Deferred acquisition costs	—	—	4,046	—	4,046
Intangible assets and goodwill	—	—	267	—	267
Reinsurance recoverable	—	—	17,564	—	17,564
Other assets	(2)	187	456	(1)	640
Intercompany notes receivable	—	86	437	(523)	—
Separate account assets	—	—	7,484	—	7,484

Total assets	$15,195	$16,289	$107,733	$(31,011)	$108,206

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,154	$—	$37,154
Policyholder account balances	—	—	26,182	—	26,182
Liability for policy and contract claims	—	—	8,289	—	8,289
Unearned premiums	—	—	3,412	—	3,412
Other liabilities	15	202	2,995	(15)	3,197
Intercompany notes payable	78	637	8	(723)	—
Borrowings related to securitization entities	—	—	85	—	85
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,713	478	—	4,191
Deferred tax liability	(31)	(954)	1,878	—	893
Separate account liabilities	—	—	7,484	—	7,484

Total liabilities	62	3,598	88,275	(738)	91,197

Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,955	9,097	16,975	(26,072)	11,955
Accumulated other comprehensive income (loss)	5,088	5,070	5,137	(10,207)	5,088
Retained earnings	789	(1,476)	(4,830)	6,306	789
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	15,133	12,691	17,282	(29,973)	15,133
Noncontrolling interests	—	—	2,176	(300)	1,876

Total equity	15,133	12,691	19,458	(30,273)	17,009

Total liabilities and equity	$15,195	$16,289	$107,733	$(31,011)	$108,206

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,127	$—	$1,127
Net investment income	—	1	781	(3)	779
Net investment gains (losses)	—	2	28	—	30
Policy fees and other income	—	(2)	303	(1)	300

Total revenues	—	1	2,239	(4)	2,236

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,193	—	1,193
Interest credited	—	—	173	—	173
Acquisition and operating expenses, net of deferrals	17	3	307	—	327
Amortization of deferred acquisition costs and intangibles	—	—	112	—	112
Interest expense	—	70	14	(4)	80

Total benefits and expenses	17	73	1,799	(4)	1,885

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(17)	(72)	440	—	351
Provision (benefit) for income taxes	(3)	(24)	137	—	110
Equity in income of subsidiaries	188	179	—	(367)	—

Income from continuing operations	174	131	303	(367)	241
Loss from discontinued operations, net of taxes	(2)	(18)	(1)	—	(21)

Net income	172	113	302	(367)	220
Less: net income attributable to noncontrolling interests	—	—	48	—	48

Net income available to Genworth Financial, Inc.’s common stockholders	$172	$113	$254	$(367)	$172

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,134	$—	$1,134
Net investment income	(1)	1	796	(3)	793
Net investment gains (losses)	—	13	(5)	—	8
Policy fees and other income	—	(11)	234	(1)	222

Total revenues	(1)	3	2,159	(4)	2,157

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,232	—	1,232
Interest credited	—	—	181	—	181
Acquisition and operating expenses, net of deferrals	9	—	286	—	295
Amortization of deferred acquisition costs and intangibles	—	—	101	—	101
Interest expense	—	77	30	(4)	103

Total benefits and expenses	9	77	1,830	(4)	1,912

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(10)	(74)	329	—	245
Provision (benefit) for income taxes	42	(73)	101	—	70
Equity in income (loss) of subsidiaries	(135)	(192)	—	327	—

Income (loss) from continuing operations	(187)	(193)	228	327	175
Loss from discontinued operations, net of taxes	(6)	—	(308)	—	(314)

Net income (loss)	(193)	(193)	(80)	327	(139)
Less: net income attributable to noncontrolling interests	—	—	54	—	54

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(193)	$(193)	$(134)	$327	$(193)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,921	$—	$1,921
Net investment income	(1)	—	1,576	(7)	1,568
Net investment gains (losses)	—	(13)	24	—	11
Policy fees and other income	—	(6)	528	(1)	521

Total revenues	(1)	(19)	4,049	(8)	4,021

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,053	—	2,053
Interest credited	—	—	350	—	350
Acquisition and operating expenses, net of deferrals	105	38	578	—	721
Amortization of deferred acquisition costs and intangibles	—	—	211	—	211
Interest expense	1	141	51	(8)	185

Total benefits and expenses	106	179	3,243	(8)	3,520

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(107)	(198)	806	—	501
Provision (benefit) for income taxes	(27)	(67)	227	—	133
Equity in income of subsidiaries	307	285	—	(592)	—

Income from continuing operations	227	154	579	(592)	368
Loss from discontinued operations, net of taxes	(2)	(18)	(20)	—	(40)

Net income	225	136	559	(592)	328
Less: net income attributable to noncontrolling interests	—	—	103	—	103

Net income available to Genworth Financial, Inc.’s common stockholders	$225	$136	$456	$(592)	$225

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the six months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$2,277	$—	$2,277
Net investment income	(1)	1	1,581	(7)	1,574
Net investment gains (losses)	—	16	(24)	—	(8)
Policy fees and other income	—	(20)	470	(1)	449

Total revenues	(1)	(3)	4,304	(8)	4,292

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	2,424	—	2,424
Interest credited	—	—	361	—	361
Acquisition and operating expenses, net of deferrals	14	1	547	—	562
Amortization of deferred acquisition costs and intangibles	—	—	196	—	196
Interest expense	—	154	64	(8)	210

Total benefits and expenses	14	155	3,592	(8)	3,753

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(15)	(158)	712	—	539
Provision (benefit) for income taxes	33	(102)	230	—	161
Equity in income (loss) of subsidiaries	15	(49)	—	34	—

Income (loss) from continuing operations	(33)	(105)	482	34	378
Loss from discontinued operations, net of taxes	(6)	—	(307)	—	(313)

Net income (loss)	(39)	(105)	175	34	65
Less: net income attributable to noncontrolling interests	—	—	104	—	104

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(39)	$(105)	$71	$34	$(39)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$172	$113	$302	$(367)	$220
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	727	703	743	(1,428)	745
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	6	6	(12)	5
Derivatives qualifying as hedges	137	137	149	(286)	137
Foreign currency translation and other adjustments	34	(18)	7	(15)	8

Total other comprehensive income (loss)	903	828	905	(1,741)	895

Total comprehensive income (loss)	1,075	941	1,207	(2,108)	1,115
Less: comprehensive income attributable to noncontrolling interests	—	—	40	—	40

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$1,075	$941	$1,167	$(2,108)	$1,075

The following table presents the condensed consolidating comprehensive income statement information for the three months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(193)	$(193)	$(80)	$327	$(139)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(1,104)	(1,082)	(1,137)	2,185	(1,138)
Net unrealized gains (losses) on other-than-temporarily impaired securities	(2)	(2)	(2)	4	(2)
Derivatives qualifying as hedges	(334)	(334)	(352)	686	(334)
Foreign currency translation and other adjustments	33	21	53	(54)	53

Total other comprehensive income (loss)	(1,407)	(1,397)	(1,438)	2,821	(1,421)

Total comprehensive income (loss)	(1,600)	(1,590)	(1,518)	3,148	(1,560)
Less: comprehensive income attributable to noncontrolling interests	—	—	40	—	40

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,600)	$(1,590)	$(1,558)	$3,148	$(1,600)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income	$225	$136	$559	$(592)	$328
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,534	1,492	1,552	(3,026)	1,552
Net unrealized gains (losses) on other-than-temporarily impaired securities	1	1	2	(3)	1
Derivatives qualifying as hedges	394	393	424	(817)	394
Foreign currency translation and other adjustments	149	68	224	(217)	224

Total other comprehensive income (loss)	2,078	1,954	2,202	(4,063)	2,171

Total comprehensive income (loss)	2,303	2,090	2,761	(4,655)	2,499
Less: comprehensive income attributable to noncontrolling interests	—	—	196	—	196

Total comprehensive income available to Genworth Financial, Inc.’s common stockholders	$2,303	$2,090	$2,565	$(4,655)	$2,303

The following table presents the condensed consolidating comprehensive income statement information for the six months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(39)	$(105)	$175	$34	$65
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(811)	(807)	(814)	1,617	(815)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	—	—	—	—
Derivatives qualifying as hedges	(157)	(157)	(163)	320	(157)
Foreign currency translation and other adjustments	(193)	(149)	(317)	342	(317)

Total other comprehensive income (loss)	(1,161)	(1,113)	(1,294)	2,279	(1,289)

Total comprehensive income (loss)	(1,200)	(1,218)	(1,119)	2,313	(1,224)
Less: comprehensive income attributable to noncontrolling interests	—	—	(24)	—	(24)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(1,200)	$(1,218)	$(1,095)	$2,313	$(1,200)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$225	$136	$559	$(592)	$328
Less loss from discontinued operations, net of taxes	2	18	20	—	40
Adjustments to reconcile net income to net cash from operating activities:
Equity in income from subsidiaries	(307)	(285)	—	592	—
Dividends from subsidiaries	—	178	(178)	—	—
(Gain) loss on sale of businesses	—	1	(27)	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	2	(69)	—	(67)
Net investment losses (gains)	—	13	(24)	—	(11)
Charges assessed to policyholders	—	—	(384)	—	(384)
Acquisition costs deferred	—	—	(91)	—	(91)
Amortization of deferred acquisition costs and intangibles	—	—	211	—	211
Deferred income taxes	(9)	116	(103)	—	4
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	6	737	—	743
Stock-based compensation expense	12	—	4	—	16
Change in certain assets and liabilities:
Accrued investment income and other assets	3	(139)	(49)	(1)	(186)
Insurance reserves	—	—	332	—	332
Current tax liabilities	—	(147)	203	—	56
Other liabilities, policy and contract claims and other policy-related balances	(2)	115	(7)	(5)	101

Net cash from operating activities	(76)	14	1,134	(6)	1,066

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	1,530	—	1,680
Commercial mortgage loans	—	—	364	—	364
Restricted commercial mortgage loans related to securitization entities	—	—	20	—	20
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	2,772	—	2,772
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(5,685)	—	(5,685)
Commercial mortgage loans	—	—	(317)	—	(317)
Other invested assets, net	—	—	(73)	6	(67)
Policy loans, net	—	—	(90)	—	(90)
Intercompany notes receivable	—	(84)	21	63	—
Proceeds from sale of businesses, net of cash transferred	—	1	38	—	39

Net cash from investing activities	—	67	(1,420)	69	(1,284)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	810	—	810
Withdrawals from universal life and investment contracts	—	—	(1,021)	—	(1,021)
Redemption of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	(36)	—	(362)
Repayment of borrowings related to securitization entities	—	—	(30)	—	(30)
Return of capital to noncontrolling interests	—	—	(70)	—	(70)
Dividends paid to noncontrolling interests	—	—	(64)	—	(64)
Proceeds from intercompany notes payable	76	(21)	8	(63)	—
Other, net	—	(24)	33	—	9

Net cash from financing activities	76	(371)	(1,990)	(63)	(2,348)

Effect of exchange rate changes on cash and cash equivalents	—	—	30	—	30

Net change in cash and cash equivalents	—	(290)	(2,246)	—	(2,536)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	—	834	2,623	—	3,457
Less cash and cash equivalents held for sale at end of period	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period	$—	$834	$2,623	$—	$3,457

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flow statement information for the six months ended June 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(39)	$(105)	$175	$34	$65
Less loss from discontinued operations, net of taxes	6	—	307	—	313
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	(15)	49	—	(34)	—
Dividends from subsidiaries	—	352	(352)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(49)	—	(49)
Net investment losses (gains)	—	(16)	24	—	8
Charges assessed to policyholders	—	—	(393)	—	(393)
Acquisition costs deferred	—	—	(155)	—	(155)
Amortization of deferred acquisition costs and intangibles	—	—	196	—	196
Deferred income taxes	35	(93)	161	—	103
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	16	(209)	—	(193)
Stock-based compensation expense	9	—	(1)	—	8
Change in certain assets and liabilities:
Accrued investment income and other assets	—	(83)	32	—	(51)
Insurance reserves	—	—	866	—	866
Current tax liabilities	—	(35)	(56)	—	(91)
Other liabilities, policy and contract claims and other policy-related balances	—	41	(138)	—	(97)
Cash from operating activities—held for sale	—	—	(19)	—	(19)

Net cash from operating activities	(4)	126	389	—	511

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	—	2,395	—	2,395
Commercial mortgage loans	—	—	436	—	436
Restricted commercial mortgage loans related to securitization entities	—	—	21	—	21
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	821	—	821
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(4,397)	—	(4,397)
Commercial mortgage loans	—	—	(514)	—	(514)
Other invested assets, net	—	(100)	61	—	(39)
Policy loans, net	—	—	3	—	3
Intercompany notes receivable	6	(14)	10	(2)	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Cash from investing activities—held for sale	—	—	13	—	13

Net cash from investing activities	6	(139)	(1,126)	(2)	(1,261)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,142	—	1,142
Withdrawals from universal life and investment contracts	—	—	(1,079)	—	(1,079)
Redemption of non-recourse funding obligations	—	—	(30)	—	(30)
Repayment of borrowings related to securitization entities	—	—	(19)	—	(19)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	226	—	226
Repurchase of subsidiary shares	—	—	(17)	—	(17)
Dividends paid to noncontrolling interests	—	—	(66)	—	(66)
Proceeds from intercompany notes payable	—	(15)	13	2	—
Other, net	(2)	(20)	31	—	9
Cash from financing activities—held for sale	—	—	(39)	—	(39)

Net cash from financing activities	(2)	(35)	162	2	127

Effect of exchange rate changes on cash and cash equivalents	—	—	(41)	—	(41)

Net change in cash and cash equivalents	—	(48)	(616)	—	(664)
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	905	3,349	—	4,254
Less cash and cash equivalents held for sale at end of period	—	—	154	—	154

Cash and cash equivalents of continuing operations at end of period	$—	$905	$3,195	$—	$4,100

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $140 million to us in 2016 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $140 million is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2016 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of June 30, 2016, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $15.1 billion and $14.9 billion, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein and with our 2015 Annual Report on Form 10-K. References herein to “Genworth,” the “Company,” “we” or “our” in are, unless the context otherwise requires, to Genworth Financial, Inc. on a consolidated basis.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	strategic risks including: our inability to successfully execute strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, cost savings, ratings and capital), our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; or adverse tax or accounting charges; and inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•	risks relating to estimates, assumptions and valuations including: inadequate reserves and the need to increase reserves (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we may make to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); and changes in valuation of fixed maturity, equity and trading securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates (particularly given the historically low interest rate environment) have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•

regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations; litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions (including the unwillingness or inability of the subsidiary that indirectly owns most of the interests in our Australian and Canadian mortgage insurance businesses to pay the dividends that it receives from those businesses as a result of the impact on its financial condition of its capital support for certain long-term care insurance related reinsurance arrangements); adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to meet or maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and changes in accounting and reporting standards;

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

Overview

Our business

We are dedicated to helping meet the homeownership and long-term care needs of our customers. We have the following five operating business segments:

•	U.S. Mortgage Insurance. In the United States, we offer mortgage insurance products predominantly insuring prime-based, individually underwritten residential mortgage loans (“flow mortgage insurance”). We selectively provide mortgage insurance on a bulk basis (“bulk mortgage insurance”) with essentially all of our bulk writings being prime-based.

•	Canada Mortgage Insurance. We offer flow mortgage insurance and also provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk in Canada.

•	Australia Mortgage Insurance. In Australia, we offer flow mortgage insurance and selectively provide bulk mortgage insurance that aids in the sale of mortgages to the capital markets and helps lenders manage capital and risk.

•	U.S. Life Insurance. We offer long-term care insurance products as well as service traditional life insurance and fixed annuity products in the United States.

•	Runoff. The Runoff segment includes the results of non-strategic products which are no longer actively sold but we continue to service our existing blocks of business. Our non-strategic products primarily include our variable annuity, variable life insurance, institutional, corporate-owned life insurance and other accident and health insurance products. Institutional products consist of: funding agreements, funding agreements backing notes (“FABNs”) and guaranteed investment contracts (“GICs”).

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

On May 9, 2016, Genworth Mortgage Insurance Corporation (“GMICO”), our wholly-owned indirect subsidiary, completed the sale of our European mortgage insurance business. As the held-for-sale criteria were satisfied during the fourth quarter of 2015, our European mortgage insurance business, included in Corporate and Other activities, has been reported as held for sale and its financial position is separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 12 in our consolidated financial statements under “Item 1—Financial Statements” for additional information.

Strategic Update

Our focus remains on improving business performance and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and restructuring our U.S. life insurance businesses.

In February 2016, as part of restructuring our U.S. life insurance businesses, we announced an initiative to: (i) suspend sales of our traditional life insurance and fixed annuity products; (ii) further reduce expense levels in 2016; (iii) repatriate existing business from Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), our primary Bermuda domiciled reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016; and (iv) separate and isolate our long-term care insurance business.

In the first half of 2016, we made progress on this plan. All sales of traditional life insurance and fixed annuity products were suspended on March 7, 2016. Expense actions taken to date are expected to reduce cash expenses by approximately $150 million pre-tax on an annualized basis. Effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company. In addition, effective July 1, 2016, we recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. In March 2016, we successfully completed a bond consent solicitation, demonstrating progress toward the isolation of our long-term care insurance business. The bond consents permitted us to amend our bond indentures to: (i) eliminate concerns that any bankruptcy or insolvency-related events involving the subsidiary companies that operate our long-term care insurance business would result in a default of our bonds; and (ii) provide clarity on how Genworth Holdings’ debt would be treated in a sale or disposition of our life insurance, annuity and long-term care insurance businesses, eliminating uncertainty related to certain potential transactions.

As previously disclosed, after the planned repatriation from BLAIC, we intend through a series of reinsurance and restructuring transactions to separate, then isolate, our long-term care insurance business from our other U.S. life insurance businesses. These actions will be part of a multi-phased process that is intended to align substantially all of our in-force life insurance and annuity business under GLAIC and all long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. In connection with these actions, we also plan to separate GLAIC and GLIC ownership so that both subsidiaries are wholly-owned by an intermediate holding company. Genworth Life Insurance Company of New York (“GLICNY”), our New York domiciled life insurance company, which is currently partially owned by GLAIC, would become a wholly-owned subsidiary of GLIC. To further isolate our long-term care insurance business from our other businesses, GLIC and GLICNY may ultimately be direct subsidiaries of Genworth Financial and no longer subsidiaries of Genworth Holdings. These proposed actions will require regulatory approval from several different regulatory jurisdictions, and may require other third-party approvals. We originally targeted to complete these actions by the middle of 2017. However, after discussions with regulators, we believe as a first step, we may only be able to distribute a portion of GLAIC to the holding company, which we expect to complete by the end of the first half of 2017. In addition, we anticipate that a further reduction in GLIC’s ownership of GLAIC may occur in the future if GLIC’s operating results improve.

Our priorities remain to enhance long-term shareholder value and reduce our debt levels. We remain open to both financing options and other strategic alternatives as we evaluate addressing our debt maturities. In conjunction with our U.S. life insurance restructuring plan, we are actively pursuing options that would accomplish the goal of separating and isolating the long-term care business from our other businesses and ultimately separating the mortgage insurance businesses from the U.S. life insurance businesses. Although we have discussed strategic options with a number of third parties, we have not made any decisions to pursue a specific strategy or plan, and we cannot make any assurances that any of these options could be implemented on a satisfactory basis. The successful completion of the bond consent process, our efforts to reduce our holding company debt and our continuing progress in executing the U.S. life insurance restructuring plan to simplify our organization and reduce interdependencies are expected to provide additional strategic and financial flexibility.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $172 million during the three months ended June 30, 2016 compared to a net loss available to Genworth Financial, Inc.’s common stockholders of $193 million during the three months ended June 30, 2015.

•	During the three months ended June 30, 2015, we recorded a loss of $314 million related to the sale of our lifestyle protection insurance business. During the three months ended June 30, 2016, we recorded an additional loss of $21 million related to the sale of our lifestyle protection insurance business and $2 million related to the sale of our mortgage insurance business in Europe.

•	In our long-term care insurance business, our financial results were higher largely from an increase of $58 million in the current year driven by increased premiums and reduced benefits from in-force rate actions. This increase was partially offset by higher severity on new claims and $29 million of net unfavorable adjustments, which included refinements to the calculations of reserves and a correction to reserves and premiums in the current year. The three months ended June 30, 2015 also included net favorable adjustments of $12 million primarily reflecting corrections to our reserve calculations.

•	Our financial results in our Australia mortgage insurance business were lower as a result of higher losses related to an increase in new delinquencies in the current year as well as the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•	We had net income available to Genworth Financial, Inc.’s common stockholders of $225 million during the six months ended June 30, 2016 compared to a net loss available to Genworth Financial, Inc.’s common stockholders of $39 million during the six months ended June 30, 2015.

•	During the six months ended June 30, 2015, we recorded a loss of $313 million related to the sale of our lifestyle protection insurance business. During the six months ended June 30, 2016, we recorded an additional loss of $40 million related to the sale of our lifestyle protection insurance business and a gain of $18 million related to the sale of our mortgage insurance business in Europe.

•	In our long-term care insurance business, our financial results in the current year were higher largely from an increase of $106 million driven by increased premiums and reduced benefits from in-force rate actions, partially offset by $29 million of net unfavorable adjustments, which included refinements to the calculations of reserves and a correction to reserves and premiums in the current year. The increase was also partially offset by lower terminations and higher severity on new claims in the current year. The six months ended June 30, 2015 also included net favorable adjustments of $5 million.

•	During the six months ended June 30, 2016, we recorded a $45 million expense related to the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation.

•	Our financial results in our Australia mortgage insurance business were lower as a result of higher losses as well as lower premiums and net investment income in the current year. The decrease was also attributable to the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%.

•	We paid a make-whole expense of approximately $13 million in January 2016 related to the early redemption of Genworth Holdings’ senior notes due in 2016. We repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a gain of $2 million in the first quarter of 2016.

•	During the six months ended June 30, 2016, we recorded $13 million related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In addition, we recorded a loss of $6 million from the write-off of deferred borrowing costs in connection with the early extinguishment of non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016.

•	In the first quarter of 2016, we incurred expenses related to Genworth Holdings’ bond consent solicitation of $12 million for broker, advisor and investment banking fees.

Significant Developments

The periods under review include, among others, the following significant developments.

Low interest rate environment

Interest rates in the United States continue to remain lower than historical levels and declined further during the second quarter of 2016. Low interest rates are relatively neutral for our U.S. mortgage insurance business. While low interest rates have contributed to a stronger housing market and an increase in first-time homebuyers, low interest rates have increased the rate at which borrowers refinance their existing mortgages and have contributed to home price appreciation, both of which can result in the cancellation of mortgage insurance coverage.

In our long-term care insurance, life insurance and annuity products, low interest rates reduce the returns we earn on the investments that support our obligations under these products, which increases reinvestment risk and reduces our ability to achieve our targeted investment returns. Given the average life of our assets is shorter than the average life of the liabilities, our reinvestment risk is greater for these products as a significant portion of cash flows used to pay benefits to our policyholders and contractholders comes from investment returns. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because many contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. A low interest rate environment can also negatively impact the sufficiency of our margins on DAC and PVFP. For example, as a result of low interest rates, the margin on our fixed immediate annuities was negative in the second quarter of 2016 and resulted in a DAC write off and the establishment of additional reserves. See “—Critical Accounting Estimates” for additional information. In addition, prolonged periods of low interest rates have increased our statutory reserves and the required capital in our U.S. life insurance subsidiaries. As a result, historically low interest rates over the last few years have adversely impacted our business, particularly in our long-term care insurance, life insurance and annuity products, and may materially adversely impact the profitability of these products in the future.

Our investment portfolio has overall been negatively impacted by the low interest rate environment. We have had to reinvest the cash we receive as interest or return of principal on our investments that matured or were called in lower-yielding high-grade instruments or in lower-credit instruments. For example, during the three months ended June 30, 2016, we reinvested $3.8 billion at an average rate of 2.8% as compared to our annualized weighted-average investment yield of 4.5%. Our derivative portfolio contains forward starting interest rate swaps to hedge against changes in interest rates associated with future bond purchases in our long-term care insurance business, which increase in value at lower interest rates. However, a majority of these future bond purchases are not hedged.

See “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk. In addition, for a further discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2015 Annual Report on Form 10-K.

Dispositions

•	Completed sale of our mortgage insurance business in Europe. On May 9, 2016, GMICO completed the sale of our European mortgage insurance business to AmTrust Financial Services, Inc. and received $55 million with net proceeds of approximately $50 million.

•	Completed sale of a life insurance block. In January 2016, GLAIC, our indirect wholly-owned subsidiary, entered into a reinsurance agreement to coinsure certain term life insurance business with Protective Life Insurance Company (“Protective Life”) as part of a life block transaction. This transaction generated capital in excess of $150 million in aggregate to Genworth, including tax benefits of approximately $175 million to the holding company that were settled in July 2016, which are committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

U.S. Life Insurance

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on the older generation blocks of business that were written before 2002. We are also requesting premium rate increases on newer blocks of business, as needed. For all of these rate action filings, we received 52 filing approvals from 14 states during the six months ended June 30, 2016, representing a weighted-average increase of 25% on approximately $344 million in annualized in-force premiums. We also submitted 45 new filings in 30 states during the six months ended June 30, 2016 on approximately $554 million in annualized in-force premiums.

Liquidity and Capital Resources

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. Genworth Holdings paid total fees related to the bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed, in the first quarter of 2016.

•	Redemption of non-recourse funding obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company (“River Lake”), our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

Financial Strength Ratings

There were no changes of the financial strength ratings of our insurance subsidiaries during the six months ended June 30, 2016 other than the downgrades previously disclosed in our Annual Report on Form 10-K filed on February 26, 2016. For a discussion of the risks associated with ratings actions, see “Item 1A Risk Factors—Recent adverse rating agency actions have resulted in a loss of business and adversely affected our results of operations, financial condition and business and future adverse rating actions could have a further and more significant adverse impact on us” in our 2015 Annual Report on Form 10-K.

Critical Accounting Estimates

As of June 30, 2016, other than as set forth below, there have been no material changes to critical accounting estimates set forth in our Annual Report on Form 10-K filed on February 26, 2016.

Future Policy Benefits

Historically low interest rate spreads have impacted the margins on our fixed immediate annuity products. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency that resulted in negative margin of $32 million on our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization and increased our future policy benefit reserves by $18 million. These updated assumptions will remain locked-in until such time as we determine another premium deficiency exists. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin and would result in higher income recognition over the remaining duration of the in-force block. Due to the premium deficiency that existed in the second quarter of 2016 and the current low interest rate environment, we will continue to monitor our fixed immediate annuity products frequently.

The risks we face include adverse variations in interest rates, credit spreads and/or mortality. Adverse experience in one or all of these risks will result in the establishment of additional benefit reserves and will be immediately reflected as a reduction to net income (loss) if our margin for this block is reduced to below zero. As of June 30, 2016, for our fixed immediate annuity products, we estimate that a combined 25 basis point reduction in interest rates or credit spreads from the June 30, 2016 levels, or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in the establishment of additional benefit reserves and an after-tax charge to earnings of approximately $10 million or $15 million, respectively.

Policyholder Account Balances

Low interest rates can also negatively impact the financial results of our universal and term universal life insurance products. As of June 30, 2016 and December 31, 2015, we had DAC of $724 million and $898 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $7,620 million and $7,490 million, respectively, related to these products. Adverse experience in long-term interest rates could result in the DAC amortization associated with these products being accelerated as well as the establishment of higher additional benefit reserves. As of June 30, 2016, we estimate that a 100 basis points reduction in interest rates from our assumptions established for the year ended December 31, 2015, an adverse change that we consider reasonably possible given the low interest rates experienced during 2016, would result in an after-tax charge to earnings of approximately $115 million for our universal and term universal life insurance products. Any favorable changes in this assumption would result in lower DAC amortization as well as a reduction in the liability for policyholder account balances.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Europe and the Middle East and slow growth in China. We continue to operate in a challenging economic environment characterized by slow global growth, fluctuating oil and commodity prices and very low interest rates. Interest rates decreased to historically low levels during the second quarter of 2016 due in part to the United Kingdom’s vote to exit the European Union. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2015 Annual Report on Form 10-K.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$1,127	$1,134	$(7)	(1)%
Net investment income	779	793	(14)	(2)%
Net investment gains (losses)	30	8	22	NM (1)
Policy fees and other income	300	222	78	35%

Total revenues	2,236	2,157	79	4%

Benefits and expenses:
Benefits and other changes in policy reserves	1,193	1,232	(39)	(3)%
Interest credited	173	181	(8)	(4)%
Acquisition and operating expenses, net of deferrals	327	295	32	11%
Amortization of deferred acquisition costs and intangibles	112	101	11	11%
Interest expense	80	103	(23)	(22)%

Total benefits and expenses	1,885	1,912	(27)	(1)%

Income from continuing operations before income taxes	351	245	106	43%
Provision for income taxes	110	70	40	57%

Income from continuing operations	241	175	66	38%
Loss from discontinued operations, net of taxes	(21)	(314)	293	93%

Net income (loss)	220	(139)	359	NM (1)
Less: net income attributable to noncontrolling interests	48	54	(6)	(11)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$172	$(193)	$365	189%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment decreased $13 million. Our life insurance business decreased $49 million mainly attributable to higher ceded reinsurance and lower production in the current year. Our fixed annuities business decreased $3 million principally from lower sales of our life-contingent products resulting from the suspension of product offerings in the current year. Our long-term care insurance business increased $39 million largely from $37 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our Australia Mortgage Insurance segment decreased $4 million driven by a $4 million decrease attributable to changes in foreign exchange rates during the three months ended June 30, 2016. Excluding the effects of foreign exchange, premiums were flat. An increase in premiums from refinements to premium recognition factors made in the third quarter of 2015, higher policy cancellations and lower ceded reinsurance were offset by decreases from the seasoning of our smaller prior year in-force blocks of business and lower flow volume in the current year as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015.

•	Our U.S. Mortgage Insurance segment increased $7 million mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in the current year.

•	Our Canada Mortgage Insurance segment increased $6 million in the current year principally from the seasoning of our larger, more recent in-force blocks of business. The three months ended June 30, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

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

•	Corporate and Other activities increased $86 million. The current year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pacific Life Insurance Company (“Pac Life”). The prior year included losses of $10 million from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our Runoff segment decreased $7 million mainly attributable to lower account values in our variable annuity products in the current year.

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

•	Our U.S. Life Insurance segment decreased $33 million. Our life insurance business decreased $35 million principally related to higher ceded reinsurance and favorable mortality in our term and term universal life insurance products in the current year. These decreases were partially offset by an increase in our universal life insurance reserves due primarily to aging of the in-force block in the current year. Our fixed annuities business decreased $24 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the current year. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in the current year. These decreases were partially offset by an increase in reserves of $18 million related to loss recognition testing in our fixed immediate annuity products driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information) and unfavorable mortality in the current year. Our long-term care insurance business increased $26 million principally from aging and growth of the in-force block, higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. The prior year also included net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations. These increases were partially offset by reduced benefits of $56 million in the current year related to in-force rate actions approved and implemented, an $18 million favorable correction to reserves and a lower accrual of $5 million for profits followed by losses in the current year.

•	Our U.S. Mortgage Insurance segment decreased $12 million primarily due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions in the current year. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

•	Our Australia Mortgage Insurance segment increased $6 million largely attributable to higher new delinquencies and a higher average reserve per new delinquency primarily in commodity-dependent regions in the current year. The three months ended June 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Our Canada Mortgage Insurance segment increased $4 million largely attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The three months ended June 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $7 million. Our fixed annuities business decreased $4 million principally from lower average account values and lower crediting rates in the current year. Our life insurance business decreased $3 million predominantly from lower crediting rates in our universal life insurance products in the current year.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are costs and expenses that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. Our U.S. Life Insurance segment increased $32 million. Our fixed annuities business increased $50 million largely attributable to a $55 million ceding commission paid in connection with the recapture of certain life-contingent products by a third party, partially offset by lower production in the current year. Our life insurance business decreased $13 million primarily from lower production in the current year. Our long-term care insurance business decreased $5 million principally from lower marketing costs and a decrease in production in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software. Our U.S. Life Insurance segment increased $9 million. Our fixed annuities business increased $13 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information). This increase was partially offset by a decrease of $6 million in our life insurance business principally related to the write-off of $455 million of DAC in our term life insurance products in the prior year in connection with a life block transaction which resulted in lower amortization in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our U.S. Life Insurance segment decreased $17 million driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees in the current year.

•	Corporate and Other activities decreased $6 million largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

Provision for income taxes. The effective tax rate increased to 31.3% for the three months ended June 30, 2016 from 28.5% for the three months ended June 30, 2015. The increase in the effective tax rate was primarily attributable to international true ups in the prior year, a decrease in the tax benefits related to the sale of our European mortgage insurance business and a decrease in tax favored investment benefits in the current year. These increases were partially offset by lower taxed foreign income in the current year. The three months ended June 30, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of income in a subsidiary attributable to third parties. The decrease was primarily related to lower net income in our mortgage insurance business in Canada driven by an increase in net investment losses in the current year. The three months ended June 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the consolidated results of operations for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$1,921	$2,277	$(356)	(16)%
Net investment income	1,568	1,574	(6)	—%
Net investment gains (losses)	11	(8)	19	NM (1)
Policy fees and other income	521	449	72	16%

Total revenues	4,021	4,292	(271)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	2,053	2,424	(371)	(15)%
Interest credited	350	361	(11)	(3)%
Acquisition and operating expenses, net of deferrals	721	562	159	28%
Amortization of deferred acquisition costs and intangibles	211	196	15	8%
Interest expense	185	210	(25)	(12)%

Total benefits and expenses	3,520	3,753	(233)	(6)%

Income from continuing operations before income taxes	501	539	(38)	(7)%
Provision for income taxes	133	161	(28)	(17)%

Income from continuing operations	368	378	(10)	(3)%
Loss from discontinued operations, net of taxes	(40)	(313)	273	87%

Net income	328	65	263	NM (1)
Less: net income attributable to noncontrolling interests	103	104	(1)	(1)%

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$225	$(39)	$264	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our U.S. Life Insurance segment decreased $355 million. Our life insurance business decreased $413 million principally attributable to higher ceded reinsurance and lower production in the current year. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Our fixed annuities business decreased $10 million principally from lower sales of our life-contingent products resulting from the suspension of product offerings in the current year. Our long-term care insurance business increased $68 million from $68 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our Australia Mortgage Insurance segment decreased $12 million driven by a $14 million decrease attributable to changes in foreign exchange rates during the six months ended June 30, 2016. Excluding the effects of foreign exchange, premiums increased primarily as a result of the refinements to premium recognition factors made in the third quarter of 2015, lower ceded reinsurance and higher policy cancellations in the current year. These increases were partially offset by the seasoning of our smaller prior year in-force blocks of business and lower flow volume in the current year as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015.

•	Our Canada Mortgage Insurance segment decreased $2 million driven by a $23 million decrease attributable to changes in foreign exchange rates during the six months ended June 30, 2016. Excluding the effects of foreign exchange, premiums increased $21 million in the current year primarily from the seasoning of our larger, more recent in-force blocks of business.

•	Our U.S. Mortgage Insurance segment increased $17 million mainly attributable to higher average flow mortgage insurance in-force and the reversal of the accrual for premium refunds related to policy cancellations that was recorded in the third quarter of 2015, partially offset by higher ceded reinsurance premiums in the current year.

Net investment income. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•	Corporate and Other activities increased $87 million. The current year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life. The prior year included losses of $10 million from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our Australia Mortgage Insurance segment increased $3 million primarily due to non-functional currency transactions attributable to remeasurement and repayment of intercompany loans in the prior year that did not recur.

•	Our Runoff segment decreased $14 million mainly attributable to lower account values in our variable annuity products in the current year.

•	Our U.S. Life Insurance segment decreased $5 million primarily from our life insurance business largely related to lower production and a decrease in our term universal and universal life insurance in-force blocks in the current year.

Benefits and other changes in policy reserves

•	Our U.S. Life Insurance segment decreased $366 million. Our life insurance business decreased $372 million principally related to higher ceded reinsurance and favorable mortality in our term life insurance products in the current year. In the first quarter of 2016, we initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. These decreases were partially offset by unfavorable mortality and higher reserves in our term universal life insurance product reflecting our updated assumptions from the fourth quarter of 2015. Our fixed annuities business decreased $30 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the current year. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in the current year. These decreases were partially offset by an increase in reserves of $18 million related to loss recognition testing in our fixed immediate annuity products driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information) and unfavorable mortality in the current year. Our long-term care insurance business increased $36 million principally from aging and growth of the in-force block, higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. The prior year also included net favorable adjustments of $7 million. These increases were partially offset by reduced benefits of $101 million in the current year related to in-force rate actions approved and implemented and an $18 million favorable correction to reserves in the current year.

•	Our U.S. Mortgage Insurance segment decreased $24 million due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions, partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

•	Corporate and Other activities decreased $5 million primarily related to the sale of our European mortgage insurance business in May 2016.

•	Our Australia Mortgage Insurance segment increased $13 million largely attributable to higher new delinquencies and a higher average reserve per new delinquency primarily in commodity-dependent regions in the current year and a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. The six months ended June 30, 2016 included a decrease of $4 million attributable to changes in foreign exchange rates.

•	Our Runoff segment increased $6 million primarily attributable to unfavorable mortality in our corporate-owned life insurance products and an increase in our guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to less favorable equity market performance in the current year.

•	Our Canada Mortgage Insurance segment increased $5 million primarily attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The six months ended June 30, 2016 also included a decrease of $5 million attributable to changes in foreign exchange rates.

Interest credited. Our U.S. Life Insurance segment decreased $13 million. Our fixed annuities business decreased $8 million mainly from lower average account values and lower crediting rates in the current year. Our life insurance business decreased $5 million predominantly from lower crediting rates in our universal life insurance products in the current year.

Acquisition and operating expenses, net of deferrals

•

Corporate and Other activities increased $126 million mainly driven by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase in the current year was also attributable to an additional loss of $9 million recorded related to the sale of our mortgage insurance business in Europe. These increases were partially offset by lower net expenses after allocations to our operating segments in the current year.

•	Our U.S. Life Insurance segment increased $34 million. Our fixed annuities business increased $52 million largely attributable to a $55 million ceding commission paid in connection with the recapture of certain life-contingent products by a third party and a $3 million restructuring charge, partially offset by lower production in the current year. Our long-term care insurance business decreased $5 million predominantly from lower marketing costs and a decrease in production, partially offset by $5 million in restructuring charges and a $3 million write-off of a receivable associated with a disputed reinsurance claim in the current year. Our life insurance business decreased $13 million primarily related to lower production, partially offset by $7 million in restructuring charges in the current year.

•	Our U.S. Mortgage Insurance segment increased $5 million primarily from higher production in the current year. This increase was partially offset by a write-off of software in the prior year that did not recur.

•	Our Runoff segment decreased $6 million largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles. Our U.S. Life Insurance segment increased $14 million principally attributable to our fixed annuities business predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information).

Interest expense

•	Our U.S. Life Insurance segment decreased $14 million driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees. These decreases were partially offset by the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and the impact of credit rating downgrades which increased the cost of financing term life insurance reserves in the current year.

•	Corporate and Other activities decreased $11 million largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

Provision for income taxes. The effective tax rate decreased to 26.5% for the six months ended June 30, 2016 from 29.8% for the six months ended June 30, 2015. The decrease in the effective tax rate was mainly from tax benefits related to the sale of our mortgage insurance business in Europe in the current year primarily attributable to the reversal of a deferred tax valuation allowance. The decrease was also related to higher state income tax true ups in the prior year and a decrease in tax expense related to stock-based compensation in the current year. These decreases were partially offset by international tax true ups in the prior year. The six months ended June 30, 2016 included a decrease of $8 million attributable to changes in foreign exchange rates.

Reconciliation of net income (loss) to net operating income available to Genworth Financial, Inc.’s common stockholders

We use non-GAAP financial measures entitled “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share.” Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share is derived from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

While some of these items may be significant components of net income (loss) available to Genworth Financial, Inc.’s common stockholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we believe that net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, and measures that are derived from or incorporate net operating income (loss) available to Genworth Financial, Inc.’s common stockholders, including net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis, are appropriate measures that are useful to investors because they identify the income (loss) attributable to the ongoing operations of the business. Management also uses net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as a basis for determining awards and compensation for senior management and to evaluate performance on a basis comparable to that used by analysts. However, the items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders have occurred in the past and could, and in some cases will, recur in the future. Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis are not substitutes for net income (loss) available to Genworth Financial, Inc.’s common stockholders or net income (loss) available to Genworth Financial, Inc.’s common stockholders per share on a basic and diluted basis determined in accordance with U.S. GAAP. In addition, our definition of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders may differ from the definitions used by other companies.

Adjustments to reconcile net income (loss) attributable to Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net income (loss) available to Genworth Financial, Inc.’s common stockholders to net operating income available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$172	$(193)	$225	$(39)
Add: net income attributable to noncontrolling interests	48	54	103	104

Net income (loss)	220	(139)	328	65
Loss from discontinued operations, net of taxes	(21)	(314)	(40)	(313)

Income from continuing operations	241	175	368	378
Less: income from continuing operations attributable to noncontrolling interests	48	54	103	104

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	193	121	265	274
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(39)	(5)	(20)	(4)
(Gains) losses on sale of businesses	(10)	—	(3)	—
(Gains) losses on early extinguishment of debt	(64)	—	(48)	—
(Gains) losses from life block transactions	—	—	9	—
Expenses related to restructuring	5	3	20	3
Fees associated with bond consent solicitation	—	—	18	—
Taxes on adjustments	38	—	(15)	—

Net operating income available to Genworth Financial, Inc.’s common stockholders	$123	$119	$226	$273

(1)	For the three months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million for both periods and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(3) million and $9 million, respectively. For the six months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(15) million and $(14) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $6 million and $2 million, respectively.

In June 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million. In May 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million. In the first quarter of 2016, we recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe. These transactions were excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the sale of businesses.

In June 2016, we settled restricted borrowings of $70 million related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt. In January 2016, we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 Notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million in the first quarter of 2016. These transactions were excluded for net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations.

In the second and first quarters of 2016, we recorded a pre-tax expense of $5 million and $15 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In the second quarter of 2015, we also recorded a $3 million pre-tax expense related to restructuring costs.

There were no infrequent or unusual items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than fees incurred during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

Earnings (loss) per share

The following table provides basic and diluted net income (loss) available to Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2016	2015	2016	2015
Income from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.39	$0.24	$0.53	$0.55

Diluted	$0.39	$0.24	$0.53	$0.55

Net income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.35	$(0.39)	$0.45	$(0.08)

Diluted	$0.34	$(0.39)	$0.45	$(0.08)

Net operating income available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$0.25	$0.24	$0.45	$0.55

Diluted	$0.25	$0.24	$0.45	$0.55

Weighted-average common shares outstanding:
Basic	498.5	497.4	498.3	497.2

Diluted	500.4	499.3	499.9	499.1

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 9 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net operating income available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net income (loss) available to Genworth Financial, Inc.’s common stockholders.

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

Management regularly monitors and reports insurance in-force and risk in-force. Insurance in-force for our mortgage insurance businesses is a measure of the aggregate original loan balance for outstanding insurance policies as of the respective reporting date. Risk in-force for our U.S. mortgage insurance business is based on the coverage percentage applied to the estimated current outstanding loan balance. For risk in-force in our mortgage insurance businesses in Canada and Australia, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor of 35% that represents the highest expected average per-claim payment for any one underwriting year over the life of our mortgage insurance businesses in Canada and Australia. In Australia, we have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor. We consider insurance in-force and risk in-force to be measures of our operating performance because they represent measures of the size of our business at a specific date which will generate revenues and profits in a future period, rather than measures of our revenues or profitability during that period.

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

An assumed tax rate of 35% is utilized in certain adjustments to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders and in the explanation of specific variances of operating performance.

These operating performance measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

U.S. Mortgage Insurance segment

Trends and conditions

Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and resolution of pending or any future litigation, among other items. The impact of prior years’ weakness and uncertainty in the domestic economy, related levels of unemployment and underemployment and resulting increase in foreclosures, the number of borrowers seeking loan modifications and the level of housing inventories with the related impact on home values, all contributed adversely to the performance of our insured portfolio relating to our 2005 through 2008 book years. Our results are subject to the continued recovery of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

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

Mortgage origination volume increased during the second quarter of 2016, primarily due to a strong purchase originations market. Purchase mortgages are typically insured with private mortgage insurance more often than refinance mortgages, which contributed to a larger private mortgage insurance market size in the second quarter of 2016 compared to the first quarter of 2016. Refinance originations modestly increased from the first quarter of 2016 as mortgage interest rates declined during the second quarter of 2016. Our U.S. mortgage insurance estimated market share remained stable during the second quarter of 2016, which was impacted, in part, by the loss of business from certain customers who reduced their business allocation to our U.S. mortgage insurance business based on the negative ratings differential relative to our competitors and concerns expressed about Genworth’s financial condition. This business loss was offset by business gains from the addition of new customers as well as growth within our existing customer base driven, in part, by competitive pricing and differentiated service levels.

New insurance written in the second quarter of 2016 increased 39% compared to the second quarter of 2015 due to a larger purchase originations market and market share gains and increased 54% compared to the first quarter of 2016 consistent with the seasonal increases in purchase originations. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. The percentage of single premium new insurance written increased in the second quarter of 2016 compared to the second quarter of 2015 but decreased modestly from the first quarter of 2016 reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile of these transactions. We have observed changes in competitor pricing protocols as well as continued highly competitive pricing with monthly premium borrower paid mortgage insurance during the second quarter of 2016. In March 2016, we introduced a new national monthly premium borrower paid rate card that was effective beginning April 4, 2016. This new rate card aligned our pricing with the factors promulgated by the GSEs in the revised industry-wide risk-based capital requirements under PMIERs, features reduced rates across all loan-to-value ratios for borrowers with credit scores above 740 and is broadly competitive with the industry, including the FHA. As a result, our new insurance written consisted of higher credit quality loans, which resulted in a lower weighted-average price and a similar reduction in PMIERs capital requirements during the second quarter of 2016.

Our loss ratio was 24% for the three months ended June 30, 2016, reflecting lower new delinquencies. New delinquencies during the second quarter of 2016 decreased compared to the second quarter of 2015 and the first quarter of 2016 due to macroeconomic improvements including improvements in unemployment rates and in housing values. The majority of new delinquencies in the second quarter of 2016 continued to come from our 2005 through 2008 book years. We have observed improvement in the ultimate claim expectations from early stage delinquencies through the second quarter of 2016. Foreclosure starts and the number of paid claims decreased during the second quarter of 2016 as compared to the second quarter of 2015. In addition, the older delinquencies that remain in our portfolio, particularly those from our 2005 through 2008 book years, continued to age through the second quarter of 2016 from the lengthening of the foreclosure process. This aging has resulted in increased claims expenses relative to claims paid during the period prior to the 2008 financial crisis when the industry was experiencing a shorter foreclosure process than at present. Overall, we have seen a reduction in loans that have been subject to a modification or workout in the second quarter of 2016 compared to the second quarter of 2015. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies. Depending on our experience going forward, we may need to adjust our reserve frequency or severity assumptions as experience from these programs continues to emerge.

As of June 30, 2016, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 15.1:1, compared with a risk-to-capital ratio of approximately 15.5:1 as of March 31, 2016 and approximately 16.4:1 as of December 31, 2015. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, the amount of additional capital that is generated within the business or capital support (if any) that we provide and changes in the value of affiliate assets.

Effective December 31, 2015, each GSE adopted revised PMIERs which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. We have met all PMIERs reporting requirements as required by the GSEs to date. As of June 30, 2016, we estimate our U.S. mortgage insurance business had available assets of approximately 115% of the required assets under PMIERs compared to approximately 113% as of March 31, 2016 and 109% as of December 31, 2015. As of June 30, 2016, March 31, 2016 and December 31, 2015, the PMIERs sufficiency ratios were in excess of $350 million, $300 million and $200 million, respectively, of available assets above the PMIERs requirements. This increase was driven primarily by a higher valuation and the impact of foreign exchange of our U.S mortgage insurance business’ holdings in Genworth Canada, proceeds from the sale of our European mortgage insurance business, tax proceeds and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written.

In 2015, our U.S. mortgage insurance business entered into three separate reinsurance transactions for the primary purpose of obtaining capital credit under PMIERs in order to meet the PMIERs financial requirements. Beginning January 1, 2016, the reinsurance treaty covering our 2015 book year includes all eligible mortgage insurance certificates issued through the fourth quarter of 2015. The three reinsurance transactions provided an aggregate of approximately $470 million of PMIERs capital credit as of June 30, 2016. Effective July 1, 2016, our U.S. mortgage insurance business executed two excess of loss reinsurance transactions with a panel of reinsurers covering current and expected new insurance written for the 2016 and 2017 book years. Each transaction is expected to provide approximately $150 million of PMIERs capital credit upon the completion of each book year. The transactions have been approved by the GSEs.

As of June 30, 2016, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $16.2 billion of insurance in-force, with $15.2 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through the year ending December 31, 2016. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

On April 14, 2016, FHFA announced the Principal Reduction Modification program for borrowers whose loans are owned or guaranteed by Fannie Mae or Freddie Mac and who meet specific eligibility criteria. FHFA expects that approximately 33,000 borrowers will be eligible for the program. Actual participation will be dependent upon a variety of factors, including the effectiveness of loan servicer solicitations and loan modification processes. We are not anticipating this program to have a material impact on our results of operations.

Segment results of operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$160	$153	$7	5%
Net investment income	15	13	2	15%
Net investment gains (losses)	—	—	—	—%
Policy fees and other income	1	—	1	NM (1)

Total revenues	176	166	10	6%

Benefits and expenses:
Benefits and other changes in policy reserves	38	50	(12)	(24)%
Acquisition and operating expenses, net of deferrals	41	38	3	8%
Amortization of deferred acquisition costs and intangibles	2	2	—	—%

Total benefits and expenses	81	90	(9)	(10)%

Income from continuing operations before income taxes	95	76	19	25%
Provision for income taxes	34	27	7	26%

Income from continuing operations	61	49	12	24%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	—	—	—	—%
Taxes on adjustments	—	—	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$61	$49	$12	24%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased in the current year mainly attributable to a continued decline in new delinquencies and higher premiums, partially offset by a lower benefit from net cures and aging of existing delinquencies.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in the current year.

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

Acquisition and operating expenses, net of deferrals, increased primarily from higher production in the current year.

Provision for income taxes. The effective tax rate increased slightly to 35.8% for the three months ended June 30, 2016 from 35.7% for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$320	$303	$17	6%
Net investment income	30	32	(2)	(6)%
Net investment gains (losses)	(1)	—	(1)	NM (1)
Policy fees and other income	2	1	1	100%

Total revenues	351	336	15	4%

Benefits and expenses:
Benefits and other changes in policy reserves	76	100	(24)	(24)%
Acquisition and operating expenses, net of deferrals	80	75	5	7%
Amortization of deferred acquisition costs and intangibles	5	4	1	25%

Total benefits and expenses	161	179	(18)	(10)%

Income from continuing operations before income taxes	190	157	33	21%
Provision for income taxes	68	56	12	21%

Income from continuing operations	122	101	21	21%
Adjustments to income from continuing operations:
Net investment (gains) losses, net	1	—	1	NM (1)
Taxes on adjustments	(1)	—	(1)	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$122	$101	$21	21%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased in the current year mainly attributable to a continued decline in new delinquencies and higher premiums, partially offset by a lower benefit from net cures and aging of existing delinquencies.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and lower reserves on new delinquencies from continued improvement in economic conditions, partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher production in the current year. This increase was partially offset by a write-off of software in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased slightly to 35.8% for the six months ended June 30, 2016 from 35.7% for the six months ended June 30, 2015.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force (1)	$128,400	$117,100	$11,300	10%
Risk in-force (2)	31,200	28,100	3,100	11%

(1)	Primary insurance in-force represents aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.
(2)	In the second quarter of 2016, all risk in-force metrics were based upon more current loan balances as provided by servicers, lenders and investors and conform to our presentation under PMIERs. Previously, certain risk in-force metrics were based on original loan balances when current loan balances were not available. All prior periods have been re-presented to reflect these modified metrics.

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
New insurance written	$11,400	$8,200	$3,200	39%	$18,800	$14,500	$4,300	30%
Net premiums written	190	170	20	12%	366	340	26	8%

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of the increase of $12.2 billion in flow insurance in-force, which increased from $114.0 billion as of June 30, 2015 to $126.2 billion as of June 30, 2016 as a result of new insurance written during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.9 billion in bulk insurance in-force, which decreased from $3.1 billion as of June 30, 2015 to $2.2 billion as of June 30, 2016 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 79% for the six months ended June 30, 2016 and 2015.

New insurance written

For the three and six months ended June 30, 2016, new insurance written increased primarily driven by a larger purchase originations market and an increase in our market share. We also had a higher concentration of single premium lender paid business, consistent with our decision to selectively participate in the market.

Net premiums written

Net premiums written for the three and six months ended June 30, 2016 increased due to a higher volume of single premium lender paid business in the current year from a larger mortgage insurance market. We also continue our selective participation in the single premium lender paid business. The increase was also from higher average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Loss ratio	24%	33%	(9)%	24%	33%	(9)%
Expense ratio (net earned premiums)	27%	26%	1%	27%	26%	1%
Expense ratio (net premiums written)	23%	23%	—%	23%	23%	—%

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

The loss ratio for the three and six months ended June 30, 2016 decreased primarily from a continued decline in new delinquencies primarily in our 2005 through 2008 book years, in addition to higher net earned premiums attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in the current year. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

For the six months ended June 30, 2016, the loss ratio also decreased as a result the reversal of the accrual for premium refunds related to policy cancellations that was recorded in the third quarter of 2015.

The expense ratio (net earned premiums) for the three and six months ended June 30, 2016 increased slightly from higher production, mostly offset by higher net earned premiums in the current year. The expense ratio (net earned premiums) for the six months ended June 30, 2016 also included a write-off of software in the prior year that did not recur.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2016	December 31, 2015	June 30, 2015
Primary insurance:
Insured loans in-force	668,951	651,668	636,640
Delinquent loans	25,798	31,663	33,199
Percentage of delinquent loans (delinquency rate)	3.86%	4.86%	5.21%

Flow loan in-force	647,100	627,349	608,615
Flow delinquent loans	24,753	30,416	31,876
Percentage of flow delinquent loans (delinquency rate)	3.83%	4.85%	5.24%

Bulk loans in-force	21,851	24,319	28,025
Bulk delinquent loans (1)	1,045	1,247	1,323
Percentage of bulk delinquent loans (delinquency rate)	4.78%	5.13%	4.72%

A minus and sub-prime loans in-force	25,552	28,332	31,051
A minus and sub-prime loans delinquent loans	5,220	6,448	6,530
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	20.43%	22.76%	21.03%

Pool insurance:
Insured loans in-force	6,196	6,620	7,709
Delinquent loans	356	386	447
Percentage of delinquent loans (delinquency rate)	5.75%	5.83%	5.80%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 732 as of June 30, 2016, 889 as of December 31, 2015 and 908 as of June 30, 2015.

Total delinquencies related to our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	June 30, 2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	8,230	$45	$337	13%
4 – 11 payments	6,159	159	261	61%
12 payments or more	10,364	435	510	85%

Total	24,753	$639	$1,108	58%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,103	$52	$405	13%
4 – 11 payments	7,366	180	307	59%
12 payments or more	12,947	543	638	85%

Total	30,416	$775	$1,350	57%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of June 30, 2016	Percent of total reserves as of June 30, 2016 (1)	Delinquency rate
			June 30, 2016	December 31, 2015	June 30, 2015
By Region:
Southeast (2)	19%	22%	4.55%	5.78%	6.19%
South Central (3)	16	8	3.14%	3.81%	3.81%
Northeast (4)	14	34	7.27%	8.91%	9.61%
Pacific (5)	13	8	2.27%	3.01%	3.55%
North Central (6)	12	9	3.01%	3.89%	4.30%
Great Lakes (7)	10	6	2.77%	3.50%	3.70%
New England (8)	6	6	3.79%	4.71%	5.30%
Mid-Atlantic (9)	6	5	3.93%	5.05%	5.33%
Plains (10)	4	2	3.01%	3.70%	3.67%

Total	100%	100%	3.86%	4.86%	5.21%

(1)	Total reserves were $707 million as of June 30, 2016.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of June 30, 2016	Percent of total reserves as of June 30, 2016 (1)	Delinquency rate
			June 30, 2016	December 31, 2015	June 30, 2015
By State:
California	7%	3%	1.73%	2.26%	2.46%
Texas	7%	3%	3.24%	3.90%	3.79%
New York	6%	16%	7.52%	9.07%	9.72%
Florida	6%	13%	5.70%	7.71%	9.15%
Illinois	6%	6%	3.57%	4.70%	5.34%
Pennsylvania	4%	4%	4.95%	6.20%	6.57%
New Jersey	4%	13%	10.44%	12.71%	13.83%
Ohio	4%	3%	3.44%	4.14%	4.43%
Michigan	4%	1%	1.84%	2.56%	2.70%
North Carolina	3%	2%	3.90%	4.75%	4.82%

(1)	Total reserves were $707 million as of June 30, 2016.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of June 30, 2016:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.03%	11.6%	$3,403	2.6%	$677	2.2%
2005	5.64%	11.3	3,061	2.4	746	2.4
2006	5.81%	17.2	5,229	4.1	1,241	4.0
2007	5.72%	36.8	13,348	10.4	3,154	10.1
2008	5.27%	16.8	11,525	9.0	2,723	8.8
2009	4.95%	0.7	1,519	1.2	326	1.1
2010	4.69%	0.7	1,943	1.5	444	1.4
2011	4.53%	0.6	2,715	2.1	647	2.1
2012	3.83%	0.6	7,088	5.5	1,723	5.5
2013	4.02%	1.0	12,569	9.8	3,075	9.9
2014	4.40%	1.7	17,984	14.0	4,417	14.2
2015	4.10%	0.9	29,407	22.9	7,259	23.4
2016	4.00%	0.1	18,628	14.5	4,642	14.9

Total portfolio	4.66%	100.0%	$128,419	100.0%	$31,074	100.0%

(1)	Total reserves were $707 million as of June 30, 2016.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2016, the U.S. dollar strengthened against the Canadian dollar as compared to the second quarter of 2015, which negatively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. However, there was weakening of the U.S. dollar against the Canadian dollar compared to the first quarter of 2016, which positively impacted our results. Any future movement in foreign exchange rates could impact future results.

The Canadian gross domestic product is expected to have contracted in the second quarter of 2016 due to volatility in trade flows, uneven consumer spending, and the Alberta wildfires, which led to a decrease in oil production and economic activity in the region. While we expect the Canadian gross domestic product to rebound in the third quarter of 2016 and grow for the full year of 2016, we anticipate growth rates to vary across different provinces. We continue to monitor oil prices as part of our portfolio risk management strategy.

The overnight interest rate in Canada remained flat at 0.50% in the second quarter of 2016 and the low interest rate environment is expected to continue throughout 2016. Canada’s unemployment rate declined to 6.8% at the end of the second quarter of 2016 compared to 7.1% at the end of the first quarter of 2016 partly attributable to a decline in workforce participation. Home sales in Canada increased approximately 7% in the second quarter of 2016 compared to the second quarter in 2015 and approximately 3% compared to the first quarter of 2016. The national average home price increased modestly as of the end of the second quarter of 2016 compared to the second quarter of 2015 and the first quarter of 2016. We expect the Canadian housing market to continue to experience significant regional variations with weakness in the oil-producing regions more than offset by strong housing markets in British Columbia and Ontario.

New delinquencies and the average reserve per delinquency in our mortgage insurance business in Canada increased in the second quarter of 2016 compared to the second quarter of 2015 primarily due to a shift in regional mix toward oil-producing regions with higher average insured amounts and modest declines in home prices. Our loss ratio in Canada was 20% and 22% for the three and six months ended June 30, 2016, respectively. We expect the adverse impact anticipated in oil-producing regions to drive our loss ratio in Canada higher during the remainder of 2016.

In the second quarter of 2016, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to the second quarter of 2015 due to targeted underwriting changes in certain regions and a slowing housing market in oil-producing regions in the current year. Compared to the first quarter of 2016, flow new insurance written increased due to a seasonally larger loan origination market in the second quarter of 2016. Given the underwriting tightening as well as the economic uncertainties, we expect modestly lower net premiums written from flow mortgage insurance in 2016 compared to 2015. However, given the larger size of our more recent blocks of business and recent price increases, we expect earned premiums to be moderately higher throughout 2016 than in 2015 (excluding impact from foreign exchange movements).

Bulk new insurance written levels were higher in the second quarter of 2016 compared to both the second quarter of 2015 and the first quarter of 2016 due to increased customer demand. In Canada, our new insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of portfolio mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. On June 6, 2015, the Canadian government published draft regulations to limit bulk mortgage insurance to only those mortgages that will be used in Canada Mortgage and Housing Corporation securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations after a phase-in period for existing private securitizations. The regulations became effective on July 1, 2016 and resulted in a significant increase in demand for bulk mortgage insurance in Canada in the second quarter of 2016 in advance of the new regulation’s effective date. We anticipate a significant decrease in demand of bulk new insurance written for the remainder of 2016 and going forward as a result of these new regulations. However, we expect bulk new insurance written to be moderately higher for the year ending December 31, 2016 as compared to 2015.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). The Department of Finance in Canada has established a target MCT ratio for our mortgage insurance business in Canada of 175% under PRMHIA. We regularly review our capital levels and, after reviewing stress testing results and consulting with OSFI in 2014, we have established an operating MCT holding target of 220% pending the development of the new capital framework for mortgage insurers, which is targeted for implementation in 2017. The holding target of 220% MCT is designed to provide a prudent capital buffer to allow time to take necessary actions should capital levels be pressured by deteriorating macroeconomic conditions. As of June 30, 2016, our MCT ratio was approximately 233%, which was above the MCT holding target.

As previously disclosed, OSFI plans to update the regulatory capital framework for loans secured by residential real properties for both federally regulated mortgage insurers and deposit-taking institutions. In early 2016, OSFI began consulting with federally regulated financial institutions and other stakeholders before making any changes to the new proposed framework. We expect that OFSI will publish a draft guideline, subject to public consultation, on the new capital framework in September 2016. OSFI expects to have final rules in place no later than 2017. The anticipated changes are likely to impact the regulatory capital requirements for our mortgage insurance business in Canada. Recent public releases indicate that the new framework will require supplemental capital on new business in areas where home prices are high relative to borrower incomes upon origination, which may result in selective pricing actions on new business to recognize the higher capital requirements. We will continue to closely monitor the finalization of this framework and consult with OSFI over the remainder of the year.

Segment results of operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$122	$116	$6	5%
Net investment income	32	33	(1)	(3)%
Net investment gains (losses)	(8)	20	(28)	(140)%
Policy fees and other income	1	—	1	NM (1)

Total revenues	147	169	(22)	(13)%

Benefits and expenses:
Benefits and other changes in policy reserves	25	21	4	19%
Acquisition and operating expenses, net of deferrals	19	22	(3)	(14)%
Amortization of deferred acquisition costs and intangibles	10	9	1	11%
Interest expense	4	4	—	—%

Total benefits and expenses	58	56	2	4%

Income from continuing operations before income taxes	89	113	(24)	(21)%
Provision for income taxes	23	31	(8)	(26)%

Income from continuing operations	66	82	(16)	(20)%
Less: income from continuing operations attributable to noncontrolling interests	30	38	(8)	(21)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	36	44	(8)	(18)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	4	(11)	15	136%
Taxes on adjustments	(2)	4	(6)	(150)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$38	$37	$1	3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(4) million and $9 million, respectively.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased mainly driven by higher premiums and lower operating expenses, partially offset by higher losses in the current year.

Revenues

Premiums increased in the current year principally from the seasoning of our larger, more recent in-force blocks of business. The three months ended June 30, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

Net investment income decreased from a $1 million decrease attributable to changes in foreign exchange rates in the current year.

Net investment losses in the current year were primarily driven by derivative losses largely from hedging non-functional currency transactions and an impairment. Net investment gains in the prior year were mainly related to sales of investment securities and derivative gains largely from hedging non-functional currency transactions.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The three months ended June 30, 2016 also included a decrease of $1 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower stock-based compensation expense from a lower increase in Genworth Canada’s share price in the current year. The three months ended June 30, 2016 also included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate decreased to 26.6% for three months ended June 30, 2016 from 28.1% for the three months ended June 30, 2015. The decrease in the effective tax rate was primarily attributable to tax benefits from lower taxed foreign income in the current year. The three months ended June 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$233	$235	$(2)	(1)%
Net investment income	61	67	(6)	(9)%
Net investment gains (losses)	12	2	10	NM (1)
Policy fees and other income	1	1	—	—%

Total revenues	307	305	2	1%

Benefits and expenses:
Benefits and other changes in policy reserves	51	46	5	11%
Acquisition and operating expenses, net of deferrals	37	34	3	9%
Amortization of deferred acquisition costs and intangibles	19	18	1	6%
Interest expense	8	9	(1)	(11)%

Total benefits and expenses	115	107	8	7%

Income from continuing operations before income taxes	192	198	(6)	(3)%
Provision for income taxes	52	53	(1)	(2)%

Income from continuing operations	140	145	(5)	(3)%
Less: income from continuing operations attributable to noncontrolling interests	64	67	(3)	(4)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	76	78	(2)	(3)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(7)	(1)	(6)	NM (1)
Taxes on adjustments	2	—	2	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$71	$77	$(6)	(8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $5 million and $1 million, respectively.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased mainly driven by an $8 million decrease attributable to changes in foreign exchange rates during the six months ended June 30, 2016. Excluding the effects of foreign exchange, net operating income available to Genworth Financial, Inc.’s common stockholders increased as higher premiums were partially offset by higher losses and operating expenses in the current year.

Revenues

Premiums decreased principally driven by a $23 million decrease attributable to changes in foreign exchange rates during the six months ended June 30, 2016. Excluding the effects of foreign exchange, premiums increased $21 million in the current year primarily from the seasoning of our larger, more recent in-force blocks of business.

Net investment income decreased from a $6 million decrease attributable to changes in foreign exchange rates in the current year.

Net investment gains increased primarily related to derivative gains largely from hedging non-functional currency transactions in the current year compared to losses in the prior year. This increase was partially offset by lower gains on the sales of investment securities and an impairment in the current year. The six months ended June 30, 2016 also included a decrease of $2 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The six months ended June 30, 2016 also included a decrease of $5 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in the current year. The six months ended June 30, 2016 also included a decrease of $3 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 27.2% for six months ended June 30, 2016 from 27.1% for the six months ended June 30, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The six months ended June 30, 2016 included a decrease of $5 million attributable to changes in foreign exchange rates.

Canada Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force	$341,600	$300,900	$40,700	14%
Risk in-force	119,500	105,300	14,200	13%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
New insurance written	$24,100	$8,700	$15,400	177%	$29,800	$17,000	$12,800	75%
Net premiums written	191	166	25	15%	275	275	—	—%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three and six months ended June 30, 2016 and 2015, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Insurance in-force and risk in-force included decreases of $13.4 billion and $4.7 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written increased for the three and six months ended June 30, 2016 primarily as a result of higher bulk mortgage insurance activity, partially offset by lower flow new insurance written. For the three and six months ended June 30, 2016, bulk mortgage insurance activity increased by $16.4 billion and $14.6 billion, respectively, driven by increased demand prior to changes to regulations that limit the use of bulk mortgage insurance that became effective on July 1, 2016. For the three and six months ended June 30, 2016, flow new insurance written decreased $1.0 billion and $1.8 billion, respectively, as a result of targeted underwriting changes in certain regions and a slowing housing market in oil-producing regions in the current year. The three and six months ended June 30, 2016 included decreases of $1.2 billion and $2.1 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2016, our unearned premium reserves were $1,598 million, compared to $1,478 million as of June 30, 2015.

Net premiums written increased for the three months ended June 30, 2016 primarily from higher bulk mortgage insurance activity from higher customer demand as well as a higher average premium rate resulting from the rate increase implemented in June 2015. These increases were partially offset by lower flow volume from targeted underwriting changes in certain regions and a slowing housing market in oil-producing regions in the current year. The three months ended June 30, 2016 included a decrease of $9 million attributable to changes in foreign exchange rates.

Net premiums written were flat for the six months ended June 30, 2016 as higher bulk mortgage insurance activity from increased customer demand was offset by lower flow volume from targeted underwriting changes in certain regions and a slowing housing market in oil-producing regions and a decrease of $22 million attributable to changes in foreign exchange rates in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Loss ratio	20%	17%	3%	22%	19%	3%
Expense ratio (net earned premiums)	24%	27%	(3)%	24%	22%	2%
Expense ratio (net premiums written)	15%	19%	(4)%	20%	19%	1%

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

The loss ratio increased for the three and six months ended June 30, 2016 primarily from an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions, partially offset by higher premiums in the current year.

The expense ratio (net earned premiums) decreased for the three months ended June 30, 2016 primarily attributable to lower stock-based compensation expense driven by a lower increase in Genworth Canada’s share price in the current year, as well as higher premiums primarily from the seasoning of our larger, more recent in-force blocks of business in the current year. The expense ratio (net earned premiums) increased for the six months ended June 30, 2016 primarily attributable to higher stock-based compensation expense driven by an increase in Genworth Canada’s share price in the current year, partially offset by higher premiums primarily from the seasoning of our larger, more recent in-force blocks of business in the current year.

The expense ratio (net premiums written) decreased for the three months ended June 30, 2016 primarily attributable to lower stock-based compensation expense driven by a lower increase in Genworth Canada’s share price in the current year, as well as higher net premiums written in the current year. The expense ratio (net premiums written) increased for the six months ended June 30, 2016 primarily attributable to higher stock-based compensation expense driven by an increase in Genworth Canada’s share price in the current year, partially offset by higher net premiums written.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	June 30, 2016	December 31, 2015	June 30, 2015
Primary insured loans in-force	1,968,171	1,835,916	1,737,083
Delinquent loans	1,961	1,829	1,666
Percentage of delinquent loans (delinquency rate)	0.10%	0.10%	0.10%

Flow loans in-force	1,358,927	1,331,773	1,287,744
Flow delinquent loans	1,669	1,550	1,435
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.12%	0.11%

Bulk loans in-force	609,244	504,143	449,339
Bulk delinquent loans	292	279	231
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.06%	0.05%

Flow mortgage loans in-force increased from new policies written and bulk mortgage loans in-force increased from higher bulk activity, particularly in the second quarter of 2016. The number of delinquent loans increased primarily from ongoing economic pressure in oil-producing regions.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from most of our customers on a quarter lag. Based on the data provided by lenders, the 2016 delinquency rate as of March 31, 2016 was 0.23%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force using the original terms of the loan.

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

	Percent of primary risk in-force as of June 30, 2016	Delinquency rate
		June 30, 2016	December 31, 2015	June 30, 2015
By province and territory:
Ontario	47%	0.04%	0.05%	0.04%
Alberta	16	0.17%	0.12%	0.09%
British Columbia	15	0.07%	0.08%	0.11%
Quebec	13	0.17%	0.19%	0.19%
Saskatchewan	3	0.25%	0.17%	0.13%
Nova Scotia	2	0.20%	0.18%	0.20%
Manitoba	2	0.09%	0.09%	0.07%
New Brunswick	1	0.18%	0.20%	0.18%
All other	1	0.12%	0.13%	0.12%

Total	100%	0.10%	0.10%	0.10%

Delinquency rates were flat as increases in commodity-dependent regions due to economic pressure were offset by decreases in other provinces.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the second quarter of 2016, the U.S. dollar strengthened against the Australian dollar as compared with second quarter of 2015, which negatively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. However, there was weakening of the U.S. dollar against the Australian dollar compared to the first quarter of 2016, which positively impacted results. Any future movement in foreign exchange rates could impact future results.

In Australia, the overall economy continued to expand, with anticipated moderate growth in the gross domestic product in the second quarter of 2016, reflecting the effects of low interest rates, exchange rate depreciation and a rebalancing toward non-commodity sectors of the economy. At the same time, housing activity improved primarily from sustained low interest rates, with the cash rate being lowered from 2.0% to 1.75% in the second quarter of 2016. The cash rate was lowered further to 1.5% in August 2016. The June 2016 unemployment rate rose slightly to 5.8% from 5.7% at the end of the first quarter of 2016.

Home prices in Australia continued to appreciate in the second quarter of 2016, with June 2016 home values approximately 8% higher than a year ago and approximately 4% higher than at the end of the first quarter of 2016. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth of approximately 11% and 12%, respectively, as of the end of the second quarter of 2016. We expect home price appreciation for 2016 will moderate compared to 2015 levels.

Our mortgage insurance business in Australia had a higher average reserve per delinquency in the second quarter of 2016 compared to the second quarter of 2015 as a result of higher severity due to a shift in mix to a higher percentage of delinquencies in commodity-dependent regions. Compared to the first quarter of 2016, delinquencies increased due to seasonality as well as economic pressures primarily in commodity-dependent regions within Queensland and Western Australia. China’s economic slowdown has also impacted mining demand and investments in these areas. In addition, these regions are impacted by changes in commodity prices, which have remained below historical levels. The loss ratio in the aggregate in Australia for the three and six months ended June 30, 2016 was 36% and 31%, respectively. We will continue to closely monitor these economic conditions and assess their impact on our business.

In the second quarter of 2016, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to the second quarter of 2015 due to the termination of a customer relationship with respect to new business effective in the second quarter of 2015, as well as the Australian Prudential Regulation Authority’s (“APRA”) continued focus on lending standards, investment lending and serviceability. Conversely, new insurance written volumes increased from the first quarter of 2016 mostly due to an increase in bulk activity. Given the APRA restrictions and reduced customer business, new insurance written is expected to be lower in 2016 than in 2015.

In our mortgage insurance business in Australia, gross written premiums in the second quarter of 2016 were higher compared to the first quarter of 2016 driven by an increase in volume. Gross written premiums decreased compared to the second quarter of 2015 due to the termination of a customer relationship with respect to new business effective in the second quarter of 2015, as well as a reduction in high loan-to-value mortgage origination volume resulting from regulatory changes restricting loans originated for investment properties and high loan-to-value lending. The average premium rate in our mortgage insurance business in Australia over the past year has also been impacted by the tighter lending standards resulting in a shift of our flow new insurance written to lower loan-to-value products that have a lower premium rate and risk. Consequently, we expect high loan-to-value mortgages in proportion to total originations to be lower in 2016 compared to 2015. This will likely result in a decrease in both gross written premiums and earned premiums in 2016 despite the price increase, which was effective in March 2016.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of June 30, 2016, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 156% representing a decrease from the 168% as of March 31, 2016, largely resulting from the execution of a AUD$202 million capital reduction initiative as well as the redemption of AUD$50 million of borrowings in the second quarter of 2016.

Segment results of operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$86	$90	$(4)	(4)%
Net investment income	25	29	(4)	(14)%
Net investment gains (losses)	2	—	2	NM (1)
Policy fees and other income	—	1	(1)	(100)%

Total revenues	113	120	(7)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	31	25	6	24%
Acquisition and operating expenses, net of deferrals	25	25	—	—%
Amortization of deferred acquisition costs and intangibles	4	5	(1)	(20)%
Interest expense	3	2	1	50%

Total benefits and expenses	63	57	6	11%

Income from continuing operations before income taxes	50	63	(13)	(21)%
Provision for income taxes	16	18	(2)	(11)%

Income from continuing operations	34	45	(11)	(24)%
Less: income from continuing operations attributable to noncontrolling interests	18	16	2	13%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	16	29	(13)	(45)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(1)	—	(1)	NM (1)
Taxes on adjustments	—	—	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$15	$29	$(14)	(48)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2016, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $1 million.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by higher losses as well as lower premiums and net investment income in the current year. The decrease was also attributable to the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%.

Revenues

Premiums decreased driven by a $4 million decrease attributable to changes in foreign exchange rates during the three months ended June 30, 2016. Excluding the effects of foreign exchange, premiums were flat. An increase in premiums from refinements to premium recognition factors made in the third quarter of 2015, higher policy cancellations and lower ceded reinsurance were offset by decreases from the seasoning of our smaller prior year in-force blocks of business and lower flow volume in the current year as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015.

Net investment income decreased primarily from lower average invested assets, lower yields and a $1 million decrease attributable to changes in foreign exchange rates during the three months ended June 30, 2016.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to higher new delinquencies and a higher average reserve per new delinquency primarily in commodity-dependent regions in the current year. The three months ended June 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 32.2% for the three months ended June 30, 2016 from 29.8% for the three months ended June 30, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The three months ended June 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests increased primarily related the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$167	$179	$(12)	(7)%
Net investment income	49	61	(12)	(20)%
Net investment gains (losses)	2	1	1	100%
Policy fees and other income	—	(3)	3	100%

Total revenues	218	238	(20)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	52	39	13	33%
Acquisition and operating expenses, net of deferrals	44	47	(3)	(6)%
Amortization of deferred acquisition costs and intangibles	7	10	(3)	(30)%
Interest expense	6	4	2	50%

Total benefits and expenses	109	100	9	9%

Income from continuing operations before income taxes	109	138	(29)	(21)%
Provision for income taxes	35	42	(7)	(17)%

Income from continuing operations	74	96	(22)	(23)%
Less: income from continuing operations attributable to noncontrolling interests	39	37	2	5%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	35	59	(24)	(41)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(1)	—	(1)	NM (1)
Taxes on adjustments	—	—	—	—%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$34	$59	$(25)	(42)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $1 million in both periods.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by higher losses as well as lower premiums and net investment income in the current year. The six months ended June 30, 2016 also included a decrease of $4 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased driven by a $14 million decrease attributable to changes in foreign exchange rates during the six months ended June 30, 2016. Excluding the effects of foreign exchange, premiums increased primarily as a result of the refinements to premium recognition factors made in the third quarter of 2015, lower ceded reinsurance and higher policy cancellations in the current year. These increases were partially offset by the seasoning of our prior year in-force blocks of business and lower flow volume in the current year as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015.

Net investment income decreased primarily from lower average invested assets, lower yields and a $4 million decrease attributable to changes in foreign exchange rates during the six months ended June 30, 2016.

Policy fees and other income in the prior year was a result of non-functional currency transactions attributable to remeasurement and repayment of intercompany loans that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to higher new delinquencies and a higher average reserve per new delinquency primarily in commodity-dependent regions in the current year and a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. The six months ended June 30, 2016 included a decrease of $4 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased from a $3 million decrease attributable to changes in foreign exchange rates during six months ended June 30, 2016.

Amortization of deferred acquisition costs and intangibles decreased mainly driven by lower software amortization in the current year. The six months ended June 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 32.5% for the six months ended June 30, 2016 from 30.2% for the six months ended June 30, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income. The six months ended June 30, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests increased primarily related the additional sale of shares of this business in May 2015, which reduced our ownership percentage to 52.0%. The six months ended June 30, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Australia Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force	$241,100	$243,800	$(2,700)	(1)%
Risk in-force	84,000	85,300	(1,300)	(2)%

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
New insurance written	$5,800	$8,200	$(2,400)	(29)%	$10,200	$14,000	$(3,800)	(27)%
Net premiums written	65	107	(42)	(39)%	112	194	(82)	(42)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three and six months ended June 30, 2016 and 2015, this factor was 35%. We also we have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force decreased primarily from decreases of $8.8 billion and $3.1 billion, respectively, attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, insurance in-force and risk in-force increased primarily from flow and bulk new insurance written.

New insurance written

New insurance written decreased for the three and six months ended June 30, 2016 mainly attributable to a smaller high loan-to-value originations market primarily driven by a reduction in the amount of risk lenders are willing to take in the current year resulting from regulatory focus on the market, as well as the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The three and six months ended June 30, 2016 included decreases of $200 million and $700 million, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of June 30, 2016, our unearned premium reserves were $926 million, compared to $1,066 million as of June 30, 2015.

Net premiums written decreased primarily from changes in the loan-to-value mix in the current year, as well as the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The three and six months ended June 30, 2016 included decreases of $2 million and $8 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Loss ratio	36%	28%	8%	31%	22%	9%
Expense ratio (net earned premiums)	33%	33%	—%	30%	32%	(2)%
Expense ratio (net premiums written)	44%	28%	16%	45%	29%	16%

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

The loss ratio increased for the three and six months ended June 30, 2016 largely attributable to higher new delinquencies and a higher average reserve per new delinquency primarily in commodity-dependent regions in the current year. For the three months ended June 30, 2016, the increase was also from lower cures and aging of existing delinquencies in the current year. The increase for the six months ended June 30, 2016 was also attributable to a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur.

The expense ratio (net earned premiums) decreased for the six months ended June 30, 2016 from lower amortization expense, higher premiums as a result of the refinements to premium recognition factors made in the third quarter of 2015, lower ceded reinsurance and higher policy cancellations in the current year. These increases were partially offset by the seasoning of our smaller prior year in-force blocks of business and lower flow volume in the current year.

The expense ratio (net premiums written) increased for the three and six months ended June 30, 2016 primarily from lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	June 30, 2016	December 31, 2015	June 30, 2015
Primary insured loans in-force	1,477,826	1,478,434	1,481,755
Delinquent loans	6,413	5,552	5,900
Percentage of delinquent loans (delinquency rate)	0.43%	0.38%	0.40%

Flow loans in-force	1,364,756	1,364,628	1,364,653
Flow delinquent loans	6,143	5,317	5,623
Percentage of flow delinquent loans (delinquency rate)	0.45%	0.39%	0.41%

Bulk loans in-force	113,070	113,806	117,102
Bulk delinquent loans	270	235	277
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.21%	0.24%

Loans in-force decreased compared to June 30, 2015 primarily from policy cancellations. Flow delinquent loans increased as new delinquencies increased primarily as a result of economic pressures in commodity-dependent regions.

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

	Percent of primary risk in-force as of June 30, 2016	Delinquency rate
		June 30, 2016	December 31, 2015	June 30, 2015
By state and territory:
New South Wales	29%	0.30%	0.27%	0.30%
Queensland	23	0.62%	0.53%	0.57%
Victoria	23	0.37%	0.33%	0.34%
Western Australia	11	0.61%	0.46%	0.45%
South Australia	6	0.59%	0.51%	0.52%
Australian Capital Territory	3	0.19%	0.17%	0.14%
Tasmania	2	0.36%	0.32%	0.35%
New Zealand	2	0.10%	0.17%	0.27%
Northern Territory	1	0.27%	0.17%	0.24%

Total	100%	0.43%	0.38%	0.40%

Delinquency rates increased in the current year compared to December 31, 2015 and June 30, 2015 primarily from higher new delinquencies in Queensland and Western Australia mainly attributable to economic pressures. Delinquency rates also increased in the current year compared to December 31, 2015 as a result of seasonally higher new delinquencies across all states and territories.

U.S. Life Insurance segment

Trends and conditions

Results of our U.S. life insurance businesses depend significantly upon the extent to which our actual future experience is consistent with assumptions and methodologies we have used in calculating our reserves. Many factors can affect the reserves in our U.S. life insurance businesses. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. In 2016, we plan to perform our annual review of claims reserve assumptions for our long-term care insurance business in the third quarter of 2016. In the fourth quarter of 2016, we plan to perform assumption reviews for our other U.S. life insurance businesses as well as our loss recognition testing.

We will continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate. In our assumption review in 2015, we looked at a number of assumptions, including older age mortality in our life insurance products and shock lapse in our term universal life insurance product as well as assumptions in our group long-term care insurance products, for which we did not make any changes at that time. We will review these and other assumptions again in 2016 with the benefit of updated experience and comparisons to industry experience, where appropriate, and we will likely make changes to at least one or more of these or other assumptions with a resulting negative impact. We do not know whether such impact would be material or whether it would be offset by impacts from other assumption changes that may or may not occur. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition. For a discussion of additional information related to changes to our assumptions and methodologies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

In addition, we intend to continue to enhance our modeling capabilities for various of our businesses, including for our long-term care insurance projections where we are migrating to a new modeling system in 2016 or later. This new modeling system is intended to segregate and refine assumptions based upon healthy and disabled insured lives, as compared to our total insured lives estimate we use today.

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

As previously disclosed, we updated our assumptions and methodologies in 2014 primarily impacting claim termination rates and benefit utilization rates, resulting in increases to our long-term care insurance claim reserves. In connection with these updated assumptions and methodologies, we now establish higher claim reserves on new claims, which decreases earnings in the period in which the higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. In addition, premiums will decline as policies terminate from mortality and lapses. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business. For a discussion of additional information related to changes to our assumptions and methodologies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

We expect the remaining quarterly benefits of our in-force rate actions, in aggregate, to be lower than the levels we experienced in the first half of 2016 as the implementation of certain rate increase approvals are expected to be fully implemented in the third quarter of 2016. We also generally expect claim terminations to be less favorable in the second half of 2016, as these terminations have historically been less favorable in the second half of the year. In addition, we continue to anticipate an increase in new claim counts and higher severity of claims as our in-force blocks continue to age.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio was 69% for the six months ended June 30, 2016 compared to 73% for the six months ended June 30, 2015.

One of our strategic priorities is to repatriate all of the existing business, including our long-term care insurance business, held in BLAIC, one of our Bermuda-domiciled captive reinsurance subsidiaries. The completion of the repatriation is expected to occur in the fourth quarter of 2016. If we implement the repatriation (following receipt of required regulatory approvals), there will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of this reinsurance eliminates in consolidation, although there is expected to be an adverse impact on GLIC’s risk-based capital ratio, depending on the specifics and timing of a transaction.

Our long-term care insurance sales decreased 35% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Sales decreased primarily due to our lower ratings, higher pricing on newer products and certain distributor suspensions driven by recent rating agency actions. Following the adverse rating actions after the announcement of our results for the fourth quarter of 2015, distributors, representing in excess of 20% of our 2015 individual long-term care insurance sales, suspended distribution of our long-term care insurance products. We expect that our sales will continue to be adversely impacted by our current ratings.

In the fourth quarter of 2014, we began filing for regulatory approval of an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates, benefit levels and adjusting other coverage options. As of July 19, 2016, this enhanced product had been filed in 49 states, approved in 48 states and launched in 44 states, with an additional state targeted to be launched in the second half of 2016. In support of this new product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

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

As a result of ongoing challenges in our long-term care insurance business, we continue pursuing initiatives to improve the risk and profitability profile of our business including: premium rate increases and benefit reductions on our in-force policies; product refinements; changes to our current product offerings in certain states; new distribution strategies; refining underwriting requirements; managing expense levels; actively exploring additional reinsurance strategies; executing investment strategies targeting higher returns; enhancing our financial and actuarial analytical capabilities; and considering other actions to improve the performance of the overall business. These efforts include a plan for significant future in-force premium rate increases on issued policies. For an update on rate actions, refer to “—Significant Developments—U.S. Life Insurance.” In the past, we have suspended new sales, and will consider taking similar actions in the future, in states where we are unable to obtain satisfactory rate increases on in-force policies as we did in Massachusetts, New Hampshire and

Vermont. We will also consider litigation against states that decline actuarially justified rate increases. The approval process for in-force premium rate increases and the amount and timing of the rate increases approved vary by state. In certain states, the decision to approve or disapprove a rate increase can take several years. Upon approval, insureds are provided with written notice of the increase and increases are generally applied on the insured’s next policy anniversary date. Therefore, the benefits of any rate increase are not fully realized until the implementation cycle is complete and are therefore expected to be realized over time.

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network Company America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation and ordered the Commissioner to develop a plan of rehabilitation. In July 2016, the Commissioner petitioned the state court to convert the rehabilitation into liquidation. In the event Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. As of June 30, 2016, we were unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency. As such, we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of June 30, 2016. We will continue to monitor the situation and may record a liability and expense in future reporting periods.

Life insurance

Results of our life insurance business are impacted primarily by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

In February 2016, because of low sales and our lower ratings, we announced our decision to suspend sales of our traditional life insurance products after the first quarter of 2016. Life insurance sales decreased 59% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in our sales was predominantly related to our decision to suspend sales, our competitive positioning in the marketplace and distributor suspensions following adverse rating actions.

In 2015 and during the first half of 2016, mortality experience was favorable to pricing expectations for our term life insurance products but unfavorable for our universal life insurance products. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. As of June 30, 2016, our term life insurance products had a DAC balance of $1.4 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

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

As part of our strategic priority to repatriate all of the existing business held in BLAIC, effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we also recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. We expect this recapture to negatively impact the statutory capital of our U.S. life insurance companies unless we execute a reinsurance solution. We plan to secure third-party financing for the reserves recaptured from BLAIC, which we expect to have a modestly negative impact on our results of operations.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, product sales, competitor actions and competitiveness of our offerings.

In February 2016, we announced our decision to suspend sales of our traditional fixed annuity products after the first quarter of 2016. Sales of fixed annuities decreased 68% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was largely as a result of our lower rating, distributor actions and our decision to suspend sales.

We monitor and change crediting rates on fixed annuities on a regular basis to maintain spreads and targeted returns. However, if interest rates remain at current levels or decrease further, we could see declines in spreads. For fixed indexed annuities, equity market performance and volatility could result in additional gains or losses, although associated hedging activities are expected to partially mitigate these impacts.

Segment results of operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$756	$769	$(13)	(2)%
Net investment income	670	677	(7)	(1)%
Net investment gains (losses)	114	(7)	121	NM (1)
Policy fees and other income	180	182	(2)	(1)%

Total revenues	1,720	1,621	99	6%

Benefits and expenses:
Benefits and other changes in policy reserves	1,089	1,122	(33)	(3)%
Interest credited	143	150	(7)	(5)%
Acquisition and operating expenses, net of deferrals	199	167	32	19%
Amortization of deferred acquisition costs and intangibles	84	75	9	12%
Interest expense	5	22	(17)	(77)%

Total benefits and expenses	1,520	1,536	(16)	(1)%

Income from continuing operations before income taxes	200	85	115	135%
Provision for income taxes	70	31	39	126%

Income from continuing operations	130	54	76	141%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(119)	4	(123)	NM (1)
Expenses related to restructuring	3	2	1	50%
(Gains) losses on sale of businesses	(1)	—	(1)	NM (1)
Taxes on adjustments	42	(3)	45	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$55	$57	$(2)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(5) million and $(3) million, respectively.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$37	$10	$27	NM (1)
Life insurance	31	22	9	41%
Fixed annuities	(13)	25	(38)	(152)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$55	$57	$(2)	(4)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s stockholders

•	Our long-term care insurance business increased $27 million largely as a result of higher premiums and reduced benefits of $58 million in the current year from in-force rate actions approved and implemented and a $15 million favorable correction to reserves and premiums, partially offset by higher severity on new claims and $44 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. The prior year also included net favorable adjustments of $12 million primarily reflecting corrections to our reserve calculations.

•	Our life insurance business increased $9 million principally from favorable mortality in our term and term universal life insurance products and lower financing costs in the current year.

•	Our fixed annuities business had a net operating loss available to Genworth Financial, Inc.’s stockholders of $13 million in the current year compared to net operating income available to Genworth Financial, Inc.’s stockholders of $25 million in the prior year. In the current year, loss recognition testing resulted in a charge of $21 million in our fixed immediate annuity products primarily driven by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information). The decrease was also attributable to a $7 million net unfavorable impact from the recapture of certain life-contingent products by a third party, lower investment income and unfavorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $39 million largely from $37 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $49 million mainly attributable to higher ceded reinsurance and lower production in the current year.

•	Our fixed annuities business decreased $3 million principally from lower sales of our life-contingent products resulting from the suspension of product offerings in the current year.

Net investment income

•	Our long-term care insurance business increased $24 million largely from higher average invested assets due to growth of our in-force block and $8 million of higher income related to inflation-driven volatility on recent U.S. Government Treasury Inflation Protected Securities (“TIPS”) purchases, partially offset by $6 million of lower gains from bond calls and mortgage loan prepayments and $3 million of lower gains from limited partnerships in the current year.

•	Our life insurance business decreased $10 million primarily due to lower average invested assets in the current year.

•	Our fixed annuities business decreased $21 million largely due to lower average invested assets, $6 million of lower gains from limited partnerships and $3 million of lower gains from bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business of $139 million in the current year were largely related to net gains of $130 million from the sale of TIPS. Net investment losses of $3 million in the prior year were primarily related to derivative losses.

•	Net investment losses in our fixed annuities business increased $17 million predominantly from impairments in the current year as well as net losses from the sale of investment securities in the current year compared to net gains in the prior year. These increases were partially offset by higher derivative gains in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $26 million principally from aging and growth of the in-force block, higher severity on new claims and $68 million of unfavorable adjustments which included refinements to the calculations of reserves in the current year. The prior year also included net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations. These increases were partially offset by reduced benefits of $56 million in the current year related to in-force rate actions approved and implemented, an $18 million favorable correction to reserves and a lower accrual of $5 million for profits followed by losses in the current year.

•	Our life insurance business decreased $35 million principally related to higher ceded reinsurance and favorable mortality in our term and term universal life insurance products in the current year. These decreases were partially offset by an increase in our universal life insurance reserves due primarily to aging of the in-force block in the current year.

•	Our fixed annuities business decreased $24 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the current year. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in the current year. These decreases were partially offset by an increase in reserves of $18 million related to loss recognition testing in our fixed immediate annuity products driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information) and unfavorable mortality in the current year.

Interest credited

•	Our life insurance business decreased $3 million predominantly from lower crediting rates in our universal life insurance products in the current year.

•	Our fixed annuities business decreased $4 million principally from a decrease in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $5 million principally from lower marketing costs and a decrease in production in the current year.

•	Our life insurance business decreased $13 million primarily from lower production in the current year.

•	Our fixed annuities business increased $50 million largely attributable to a $55 million ceding commission paid in connection with the recapture of certain life-contingent products by a third party, partially offset by lower production in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $6 million principally related to the write-off of $455 million of DAC in our term life insurance products in the prior year in connection with a life block transaction which resulted in lower amortization in the current year.

•	Our fixed annuities business increased $13 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information).

Interest expense. Interest expense decreased driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees in the current year.

Provision for income taxes. The effective tax rate was 35.3% for the three months ended June 30, 2016 and 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$1,192	$1,547	$(355)	(23)%
Net investment income	1,354	1,348	6	—%
Net investment gains (losses)	98	(11)	109	NM (1)
Policy fees and other income	357	362	(5)	(1)%

Total revenues	3,001	3,246	(245)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,847	2,213	(366)	(17)%
Interest credited	287	300	(13)	(4)%
Acquisition and operating expenses, net of deferrals	364	330	34	10%
Amortization of deferred acquisition costs and intangibles	162	148	14	9%
Interest expense	33	47	(14)	(30)%

Total benefits and expenses	2,693	3,038	(345)	(11)%

Income from continuing operations before income taxes	308	208	100	48%
Provision for income taxes	109	74	35	47%

Income from continuing operations	199	134	65	49%
Adjustments to income from continuing operations:
Net investment (gains) losses, net (2)	(108)	5	(113)	NM (1)
(Gains) losses from life block transactions	9	—	9	NM (1)
Expenses related to restructuring	18	2	16	NM (1)
(Gains) losses on sale of businesses	(1)	—	(1)	NM (1)
Taxes on adjustments	29	(3)	32	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$146	$138	$8	6%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the six months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(10) million and $(6) million, respectively.

The following table sets forth net operating income available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Net operating income available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$71	$20	$51	NM (1)
Life insurance	62	62	—	—%
Fixed annuities	13	56	(43)	(77)%

Total net operating income available to Genworth Financial, Inc.’s common stockholders	$146	$138	$8	6%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business increased $51 million largely as a result of higher premiums and reduced benefits of $106 million in the current year from in-force rate actions approved and implemented and a $15 million favorable correction to reserves and premiums, partially offset by $44 million of unfavorable adjustments which included refinements to the calculations of reserves in the current year. The increase was also partially offset by lower terminations and higher severity on new claims in the current year. The prior year also included net favorable adjustments of $5 million.

•	Our life insurance business was flat as favorable mortality in our term life insurance products and lower financing costs were offset by unfavorable mortality and higher reserves in our term universal life insurance product reflecting our updated assumptions from the fourth quarter of 2015.

•	Our fixed annuities business decreased $43 million primarily related to higher reserves of $21 million related to loss recognition testing in our fixed immediate annuity products driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information). The decrease was also attributable to a $7 million net unfavorable impact from the recapture of certain life-contingent products by a third party, lower investment income and unfavorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $68 million from $68 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $413 million attributable to higher ceded reinsurance and lower production in the current year. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction.

•	Our fixed annuities business decreased $10 million principally from lower sales of our life-contingent products resulting from the suspension of product offerings in the current year.

Net investment income

•	Our long-term care insurance business increased $40 million largely from higher average invested assets due to growth of our in-force block, partially offset by $8 million of lower gains from bond calls and mortgage loan prepayments, $4 million of lower gains from limited partnerships and lower reinvestment yields in the current year.

•	Our life insurance business decreased $4 million principally due to lower average invested assets, partially offset by $6 million of higher favorable prepayment speed adjustments in the current year.

•	Our fixed annuities business decreased $30 million largely due to lower average invested assets, $8 million of lower gains from limited partnerships and $5 million of lower gains from bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses)

•	Our long-term care insurance business had net investment gains of $143 million in the current year compared to no investment gains or losses in the prior year. Net investment gains in the current year were primarily related to net gains of $130 million from the sale of TIPS and derivative gains. In the prior year, net investment gains (losses) were zero as derivative gains were offset by net losses from the sale of investment securities.

•	Net investment gains in our life insurance business decreased $5 million largely from higher impairments and lower net gains from the sale of investment securities in the current year.

•	Net investment losses in our fixed annuities business increased $29 million predominantly from higher impairments and higher net losses from the sale of investment securities in the current year as well as derivative losses in the current year compared to gains in the prior year. These increases were partially offset by lower losses on embedded derivatives related to our fixed indexed annuities in the current year.

Policy fees and other income. The decrease was primarily attributable to our life insurance business largely related to lower production and a decrease in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $36 million principally from aging and growth of the in-force block, higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. The prior year also included net favorable adjustments of $7 million. These increases were partially offset by reduced benefits of $101 million in the current year related to in-force rate actions approved and implemented and an $18 million favorable correction to reserves in the current year.

•	Our life insurance business decreased $372 million principally related to higher ceded reinsurance and favorable mortality in our term life insurance products in the current year. In the first quarter of 2016, we initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. These decreases were partially offset by unfavorable mortality and higher reserves in our term universal life insurance product reflecting our updated assumptions from the fourth quarter of 2015.

•	Our fixed annuities business decreased $30 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the current year. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in the current year. These decreases were partially offset by an increase in reserves of $18 million related to loss recognition testing in our fixed immediate annuity products driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information) and unfavorable mortality in the current year.

Interest credited

•	Our life insurance business decreased $5 million predominantly from lower crediting rates in our universal life insurance products in the current year.

•	Our fixed annuities business decreased $8 million largely driven by a decrease in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $5 million predominantly from lower marketing costs and a decrease in production, partially offset by $5 million in restructuring charges and a $3 million write-off of a receivable associated with a disputed reinsurance claim in the current year.

•	Our life insurance business decreased $13 million primarily related to lower production, partially offset by $7 million in restructuring charges in the current year.

•	Our fixed annuities business increased $52 million largely attributable to a $55 million ceding commission paid in connection with the recapture of certain life-contingent products by a third party and a $3 million restructuring charge, partially offset by lower production in the current year.

Amortization of deferred acquisition costs and intangibles. The increase was primarily related to our fixed annuities business predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information).

Interest expense. Interest expense decreased driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees. These decreases were partially offset by the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and the impact of credit rating downgrades which increased the cost of financing term life insurance reserves in the current year.

Provision for income taxes. The effective tax rate was 35.3% for the six months ended June 30, 2016 and 2015.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Net earned premiums:
Individual long-term care insurance	$610	$571	$39	7%	$1,201	$1,132	$69	6%
Group long-term care insurance	26	26	—	—%	53	54	(1)	(2)%

Total	$636	$597	$39	7%	$1,254	$1,186	$68	6%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$4	$8	$(4)	(50)%	$9	$18	$(9)	(50)%
Group long-term care insurance	2	1	1	100%	4	2	2	100%

Total	$6	$9	$(3)	(33)%	$13	$20	$(7)	(35)%

Loss ratio	70%	73%	(3)%		69%	73%	(4)%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums increased for the three and six months ended June 30, 2016 mainly attributable to higher premiums of $37 million and $68 million, respectively, in the current year from in-force rate actions approved and implemented.

Annualized first-year premiums and deposits decreased principally from reduced sales due to higher pricing on newer products and certain distributor suspensions driven by rating agency actions.

The loss ratio decreased for the three months ended June 30, 2016 largely attributable to $93 million of higher premiums and reduced benefits in the current year related to in-force rate actions approved and implemented, a $24 million favorable correction to reserves and premiums and a lower accrual of $5 million for profits followed by losses in the current year. These decreases were partially offset by higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. The prior year also included net favorable adjustments of $18 million primarily reflecting corrections to our reserve calculations.

The loss ratio decreased for the six months ended June 30, 2016 largely attributable to $169 million of higher premiums and reduced benefits in the current year related to in-force rate actions approved and implemented and a $24 million favorable correction to reserves and premiums, partially offset by higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. The prior year also included net favorable adjustments of $7 million.

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended June 30,		Increase (decrease) and percentage change		Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Term and whole life insurance
Net earned premiums	$120	$169	$(49)	(29)%	$(65)	$348	$(413)	(119)%
Sales	2	9	(7)	(78)%	7	18	(11)	(61)%
Term universal life insurance
Net deposits	$65	$68	$(3)	(4)%	$129	$134	$(5)	(4)%
Universal life insurance
Net deposits	$100	$121	$(21)	(17)%	$211	$262	$(51)	(19)%
Sales:
Universal life insurance	1	4	(3)	(75)%	3	8	(5)	(63)%
Linked-benefits	1	2	(1)	(50)%	3	6	(3)	(50)%
Total life insurance
Net earned premiums and deposits	$285	$358	$(73)	(20)%	$275	$744	$(469)	(63)%
Sales:
Term life insurance	2	9	(7)	(78)%	7	18	(11)	(61)%
Universal life insurance	1	4	(3)	(75)%	3	8	(5)	(63)%
Linked-benefits	1	2	(1)	(50)%	3	6	(3)	(50)%

	As of June 30,		Percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Term and whole life insurance
Life insurance in-force, net of reinsurance	$206,065	$314,901	(35)%
Life insurance in-force before reinsurance	500,844	517,852	(3)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$124,614	$126,687	(2)%
Life insurance in-force before reinsurance	125,529	127,657	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$40,831	$41,108	(1)%
Life insurance in-force before reinsurance	46,769	47,588	(2)%
Total life insurance
Life insurance in-force, net of reinsurance	$371,510	$482,696	(23)%
Life insurance in-force before reinsurance	673,142	693,097	(3)%

Term and whole life insurance

Net earned premiums and our life insurance in-force, net of reinsurance, decreased primarily related to higher ceded reinsurance and lower production in the current year. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Sales of our term life insurance product decreased predominantly related to certain distributor suspensions driven by rating agency actions and from our decision to suspend sales of our traditional life insurance products on March 7, 2016.

Term universal life insurance

We no longer solicit sales of term universal life insurance products; however, we continue to service our existing block of business.

Universal life insurance

Net deposits decreased primarily related to changes in our competitive positioning in the marketplace, distributor suspensions following adverse rating actions and our decision to suspend sales of our traditional life insurance products on March 7, 2016.

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Single Premium Deferred Annuities
Account value, beginning of period	$12,397	$12,477	$12,480	$12,437
Deposits	10	214	172	524
Surrenders, benefits and product charges	(295)	(357)	(609)	(709)

Net flows	(285)	(143)	(437)	(185)
Interest credited and investment performance	79	84	148	166

Account value, end of period	$12,191	$12,418	$12,191	$12,418

Single Premium Immediate Annuities
Account value, beginning of period	$5,163	$5,725	$5,180	$5,763
Premiums and deposits	24	36	50	76
Surrenders, benefits and product charges	(206)	(198)	(399)	(409)

Net flows	(182)	(162)	(349)	(333)
Interest credited	58	63	117	127
Effect of accumulated net unrealized investment gains (losses)	159	(184)	250	(115)

Account value, end of period	$5,198	$5,442	$5,198	$5,442

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,065	$1,077	$1,066	$1,078
Surrenders, benefits and product charges	(18)	(18)	(33)	(33)

Net flows	(18)	(18)	(33)	(33)
Interest credited	14	15	28	29

Account value, net of reinsurance, end of period	$1,061	$1,074	$1,061	$1,074

Total premiums from fixed annuities	$—	$3	$3	$13

Total deposits from fixed annuities	$34	$247	$219	$587

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders and benefits outpaced deposits and interest credited. Sales decreased primarily related to suspension of our products by distributors driven by the rating actions and from our decision to suspend sales of our traditional fixed annuity products on March 7, 2016.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities increased compared to March 31, 2016 and December 31, 2015 as net unrealized investment gains, interest credited and premiums and deposits exceeded benefits. For the three months ended June 30, 2016, we also had $18 million of higher reserves related to loss recognition testing driven primarily by the low interest rate environment in the second quarter of 2016 (see “—Critical Accounting Estimates” for additional information). Sales declined primarily related to suspension of our products by distributors driven by the rating actions and from our decision to suspend sales of our traditional fixed annuity products on March 7, 2016.

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

Segment results of operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$—	$1	$(1)	(100)%
Net investment income	36	40	(4)	(10)%
Net investment gains (losses)	(13)	(8)	(5)	(63)%
Policy fees and other income	42	49	(7)	(14)%

Total revenues	65	82	(17)	(21)%

Benefits and expenses:
Benefits and other changes in policy reserves	9	11	(2)	(18)%
Interest credited	30	31	(1)	(3)%
Acquisition and operating expenses, net of deferrals	18	21	(3)	(14)%
Amortization of deferred acquisition costs and intangibles	12	10	2	20%
Interest expense	—	1	(1)	(100)%

Total benefits and expenses	69	74	(5)	(7)%

Income (loss) from continuing operations before income taxes	(4)	8	(12)	(150)%
Provision (benefit) for income taxes	(2)	2	(4)	(200)%

Income (loss) from continuing operations	(2)	6	(8)	(133)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (1)	12	5	7	140%
Taxes on adjustments	(4)	(2)	(2)	(100)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$6	$9	$(3)	(33)%

(1)	For the three months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(1) million and $(3) million, respectively.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower account values in our variable annuity products as well as lower net investment income in the current year.

Revenues

Net investment income decreased mainly driven by $7 million of lower gains from limited partnerships, partially offset by higher average invested assets in the current year.

Net investment losses increased largely related to our embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) from losses in the current year compared to gains in the prior year on these derivatives and from impairments in the current year. These increases were partially offset by derivative gains in the current year compared to derivative losses in the prior year and gains from sale of securities in the current year compared to losses in the prior year.

Policy fees and other income decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Provision (benefit) for income taxes. The effective tax rate increased to 69.0% for the three months ended June 30, 2016 from 19.3% for the three months ended June 30, 2015. The increase in the effective tax rate is primarily attributable to changes in tax favored investment benefits in relation to pre-tax results in the prior year.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$—	$1	$(1)	(100)%
Net investment income	71	71	—	—%
Net investment gains (losses)	(21)	(14)	(7)	(50)%
Policy fees and other income	84	98	(14)	(14)%

Total revenues	134	156	(22)	(14)%

Benefits and expenses:
Benefits and other changes in policy reserves	24	18	6	33%
Interest credited	63	61	2	3%
Acquisition and operating expenses, net of deferrals	34	40	(6)	(15)%
Amortization of deferred acquisition costs and intangibles	18	15	3	20%
Interest expense	—	1	(1)	(100)%

Total benefits and expenses	139	135	4	3%

Income (loss) from continuing operations before income taxes	(5)	21	(26)	(124)%
Provision (benefit) for income taxes	(4)	5	(9)	(180)%

Income (loss) from continuing operations	(1)	16	(17)	(106)%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (1)	16	6	10	167%
Taxes on adjustments	(5)	(2)	(3)	(150)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$10	$20	$(10)	(50)%

(1)	For the six months ended June 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(5) million and $(8) million, respectively.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by lower account values and less favorable equity market performance in our variable annuity products in the current year.

Revenues

Net investment income was flat as $6 million of lower gains from limited partnerships was offset by higher average invested assets in the current year.

Net investment losses increased largely related to our embedded derivatives associated with our variable annuity products with GMWBs from losses in the current year compared to gains in the prior year on as well as from impairments in the current year. These increases were partially offset by derivative gains in the current year compared to derivative losses in the prior year and gains from sale of securities in the current year compared to losses in the prior year.

Policy fees and other income decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to unfavorable mortality in our corporate-owned life insurance products in the current year and an increase in our GMDB reserves in our variable annuity products due to less favorable equity market performance in the current year.

Acquisition and operating expenses, net of deferrals, decreased largely related to lower commissions as a result of the runoff of our variable annuity products in the current year.

Amortization of deferred acquisition costs and intangibles increased related to our variable annuity products principally from lower net investment losses and less favorable equity market performance, partially offset by lower account values in the current year.

Provision (benefit) for income taxes. The effective tax rate increased to 87.8% for the six months ended June 30, 2016 from 23.5% for the six months ended June 30, 2015. The increase in the effective tax rate was primarily attributable to tax favored investments in relation to pre-tax results in the current year compared to the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,888	$5,595	$4,942	$5,666
Deposits	5	10	11	19
Surrenders, benefits and product charges	(141)	(194)	(280)	(384)

Net flows	(136)	(184)	(269)	(365)
Interest credited and investment performance	97	(70)	176	40

Account value, end of period	$4,849	$5,341	$4,849	$5,341

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,200	$1,422	$1,241	$1,455
Deposits	3	5	4	7
Surrenders, benefits and product charges	(54)	(66)	(107)	(141)

Net flows	(51)	(61)	(103)	(134)
Interest credited and investment performance	28	10	39	50

Account value, net of reinsurance, end of period	$1,177	$1,371	$1,177	$1,371

Variable Life Insurance
Account value, beginning of period	$283	$316	$291	$313
Deposits	2	2	4	4
Surrenders, benefits and product charges	(7)	(14)	(17)	(22)

Net flows	(5)	(12)	(13)	(18)
Interest credited and investment performance	5	5	5	14

Account value, end of period	$283	$309	$283	$309

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to March 31, 2016 and December 31, 2015 primarily related to surrenders outpacing less favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the decrease in account value compared to March 31, 2016 and December 31, 2015 was primarily the result of surrenders outpacing less favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
GICs, FABNs and Funding Agreements
Account value, beginning of period	$561	$491	$410	$493
Deposits	—	—	150	—
Surrenders and benefits	(1)	(1)	(2)	(4)

Net flows	(1)	(1)	148	(4)
Interest credited	1	1	3	2

Account value, end of period	$561	$491	$561	$491

Account value related to our institutional products remained unchanged compared to March 31, 2016. Account value related to our institutional products increased compared to December 31, 2015 was mainly attributable to higher deposits as a result of issuing funding agreements for asset-liability management and yield enhancement in the current year.

Corporate and Other Activities

Results of operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$3	$5	$(2)	(40)%
Net investment income	1	1	—	—%
Net investment gains (losses)	(65)	3	(68)	NM (1)
Policy fees and other income	76	(10)	86	NM (1)

Total revenues	15	(1)	16	NM (1)

Benefits and expenses:
Benefits and other changes in policy reserves	1	3	(2)	(67)%
Acquisition and operating expenses, net of deferrals	25	22	3	14%
Interest expense	68	74	(6)	(8)%

Total benefits and expenses	94	99	(5)	(5)%

Loss from continuing operations before income taxes	(79)	(100)	21	21%
Benefit for income taxes	(31)	(39)	8	21%

Loss from continuing operations	(48)	(61)	13	21%
Adjustments to loss from continuing operations:
Net investment (gains) losses	65	(3)	68	NM (1)
(Gains) losses on sale of businesses	(9)	—	(9)	NM (1)
(Gains) losses on early extinguishment of debt	(64)	—	(64)	NM (1)
Expenses related to restructuring	2	1	1	100%
Taxes on adjustments	2	1	1	100%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(52)	$(62)	$10	16%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders decreased primarily as a result of lower losses from non-functional currency transactions and lower interest expense in the current year.

Revenues

Net investment losses in the current year were largely related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities and derivative losses in the current year. These losses were partially offset by net realized gains from the sale of investment securities in the current year. Net investment gains in the prior year resulted from derivative gains, partially offset by net realized losses from the sale of investment securities.

Policy fees and other income in the current year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life. Policy fees and other income in the prior year included losses from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, increased mainly driven by an additional loss of $2 million recorded in the current year related to the sale of our mortgage insurance business in Europe.

Interest expense decreased largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

The decrease in the income tax benefit was primarily related to changes in pre-tax results in the current year.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Six months ended June 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$9	$12	$(3)	(25)%
Net investment income	3	(5)	8	160%
Net investment gains (losses)	(79)	14	(93)	NM (1)
Policy fees and other income	77	(10)	87	NM (1)

Total revenues	10	11	(1)	(9)%

Benefits and expenses:
Benefits and other changes in policy reserves	3	8	(5)	(63)%
Acquisition and operating expenses, net of deferrals	162	36	126	NM (1)
Amortization of deferred acquisition costs and intangibles	—	1	(1)	(100)%
Interest expense	138	149	(11)	(7)%

Total benefits and expenses	303	194	109	56%

Loss from continuing operations before income taxes	(293)	(183)	(110)	(60)%
Benefit for income taxes	(127)	(69)	(58)	(84)%

Loss from continuing operations	(166)	(114)	(52)	(46)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	79	(14)	93	NM (1)
(Gains) losses on sale of businesses	(2)	—	(2)	NM (1)
(Gains) losses on early extinguishment of debt	(48)	—	(48)	NM (1)
Expenses related to restructuring	2	1	1	100%
Fees associated with bond consent solicitation	18	—	18	NM (1)
Taxes on adjustments	(40)	5	(45)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(157)	$(122)	$(35)	(29)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders increased as a result of additional legal fees and expenses of $54 million, partially offset by lower interest expense as well as higher tax benefits and net investment income in the current year.

Revenues

Premiums decreased primarily related to the sale of our European mortgage insurance business in May 2016.

Net investment income increased related to the elimination of affiliate preferred stock dividends of approximately $8 million in the prior year that did not recur.

Net investment losses in the current year were largely related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities, derivative losses and impairments in the current year. These losses were partially offset by net realized gains from the sale of investment securities in the current year. Net investment gains in the prior year resulted from derivative gains, partially offset by net realized losses from the sale of investment securities.

Policy fees and other income in the current year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pac Life. Policy fees and other income in the prior year included losses from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily related to the sale of our European mortgage insurance business in May 2016.

Acquisition and operating expenses, net of deferrals, increased mainly driven by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase in the current year was also attributable to an additional loss of $9 million recorded related to the sale of our mortgage insurance business in Europe. These increases were partially offset by lower net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

The increase in the income tax benefit in the current year was primarily related to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe. This increase was partially offset by stock-based compensation in the current year.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

U.S. Treasury yields declined sharply in the second quarter of 2016 on strong demand from global investors who found U.S. dollar assets attractive given negative rates in much of Europe and Japan. Dovish central bank policy has driven global yield convergence to record low levels. Global monetary stimulus is expected to accelerate following the United Kingdom’s vote to exit the European Union, which could lead to slower European growth. The U.S. economy continues to grow at a moderate pace and inflation remains muted. The U.S. Federal Reserve has held policy rates steady since December 2015.

Yield levels on U.S. investment grade credit neared record lows on strong global demand. Credit spreads in the energy and metals sectors tightened significantly as commodity prices rose. Ratings downgrades moderated as companies took proactive measures to strengthen balance sheets.

As of June 30, 2016, our fixed maturities securities portfolio, which was 96% investment grade, comprised 81% of our total investment portfolio. Our $3.6 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of June 30, 2016. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.

Derivatives

We actively responded to the risk to our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of Genworth Holdings and our life insurance subsidiaries by Standard & Poor’s Financial Services, LLC and Moody’s Investors Services Inc. in February 2016. We negotiated with our counterparties to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange (“CME”). In the first quarter of 2016, we were able to maintain notional of $3.0 billion in bilateral OTC derivatives transactions subject to providing initial margin in an aggregate amount of $209 million. We moved notional of $5.8 billion of bilateral OTC transactions to clearing through the CME. No counterparties terminated any of the existing transactions based on the downgrades, but one counterparty to our inflation index swaps did indicate that it would exercise its termination rights for its derivative position with us, as described below.

As of June 30, 2016, $14.5 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of June 30, 2016, we posted initial margin of $344 million to our clearing agents, which represented approximately $69 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of June 30, 2016, $5.9 billion notional of our derivatives portfolio was in bilateral OTC derivatives transactions pursuant to which we have posted aggregate independent amounts of $226 million and are holding collateral from counterparties in the amount of $168 million. We have notional of $616 million in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions will be more limited.

During the second quarter of 2016, we restruck our forward starting swap portfolio by terminating and settling then existing positions and entering into new forward starting swaps at current interest rates. These transactions had no direct impact on our consolidated results or financial position. Because the forward starting swap portfolio was at a significant gain, upon termination, we received cash which was invested to generate additional income. Reestablishing the forward starting swaps is intended to help protect us against further declines in interest rates. Derivatives qualifying as hedges includes amounts related to both previously terminated and active hedge positions in our long-term care insurance business and will be amortized into net investment income over time as we invest future premiums.

During the second quarter of 2016, a counterparty to our inflation index swaps indicated it would exercise its right to terminate its derivative positions with us. As a result, we discontinued hedge accounting for the inflation index swaps used to hedge inflation risk in the TIPS we purchased in 2009 and 2010. We decided to sell the TIPS concurrent with the hedge termination which eliminated the possibility that the remaining forecasted transactions would occur. These extenuating circumstances were beyond our control and we do not believe this impacts our ability to forecast transactions related to other cash flow hedge programs.

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
(Amounts in millions)	2016		2015		2016 vs. 2015
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$634	4.6%	$645	—%	$(11)
Fixed maturity securities—non-taxable	3.6%	3	3.5%	3	0.1%	—
Commercial mortgage loans	5.0%	77	5.4%	83	(0.4)%	(6)
Restricted commercial mortgage loans related to securitization entities	8.0%	3	7.2%	3	0.8%	—
Equity securities	5.8%	7	5.6%	4	0.2%	3
Other invested assets	22.2%	33	29.8%	37	(7.6)%	(4)
Restricted other invested assets related to securitization entities	1.1%	1	1.0%	1	0.1%	—
Policy loans	8.2%	34	9.1%	35	(0.9)%	(1)
Cash, cash equivalents and short-term investments	0.6%	6	0.3%	4	0.3%	2

Gross investment income before expenses and fees	4.6%	798	4.6%	815	—%	(17)
Expenses and fees	(0.1)%	(19)	(0.1)%	(22)	—%	3

Net investment income	4.5%	$779	4.5%	$793	—%	$(14)

Average invested assets and cash		$69,417		$70,082		$(665)

	Six months ended June 30,				Increase (decrease)
	2016		2015		2016 vs. 2015
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,275	4.6%	$1,277	—%	$(2)
Fixed maturity securities—non-taxable	3.6%	6	3.5%	6	0.1%	—
Commercial mortgage loans	5.1%	158	5.5%	168	(0.4)%	(10)
Restricted commercial mortgage loans related to securitization entities	6.6%	5	7.4%	7	(0.8)%	(2)
Equity securities	5.6%	12	5.8%	8	(0.2)%	4
Other invested assets	23.5%	71	31.4%	77	(7.9)%	(6)
Restricted other invested assets related to securitization entities	1.6%	3	1.0%	2	0.6%	1
Policy loans	8.5%	69	8.9%	68	(0.4)%	1
Cash, cash equivalents and short-term investments	0.5%	11	0.3%	7	0.2%	4

Gross investment income before expenses and fees	4.6%	1,610	4.6%	1,620	—%	(10)
Expenses and fees	(0.1)%	(42)	(0.1)%	(46)	—%	4

Net investment income	4.5%	$1,568	4.5%	$1,574	—%	$(6)

Average invested assets and cash		$69,780		$69,987		$(207)

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

For the three months ended June 30, 2016, annualized weighted-average investment yields remained unchanged from the prior year as lower reinvestment yields and variable income were offset by higher average invested assets in our long-term care insurance business. Net investment income included $20 million of lower gains related to limited partnerships and $12 million of lower gains related to bond calls and mortgage prepayments, partially offset by $8 million of higher income related to inflation-driven volatility on recent TIPS purchases as compared to the prior year. The three months ended June 30, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

For the six months ended June 30, 2016, annualized weighted-average investment yields remained unchanged from the prior year as lower reinvestment yields and variable income were offset by higher average invested assets in our long-term care insurance business. Net investment income included $21 million of lower gains related to limited partnerships and $16 million of lower gains related to bond calls and mortgage prepayments, partially offset by $9 million of higher favorable prepayment speed adjustments on structured securities as compared to the prior year. The six months ended June 30, 2016 included a decrease of $10 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Available-for-sale securities:
Realized gains	$150	$20	$166	$35
Realized losses	(28)	(6)	(51)	(18)

Net realized gains (losses) on available-for-sale securities	122	14	115	17

Impairments:
Total other-than-temporary impairments	(22)	—	(33)	(3)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	—	—	—

Net other-than-temporary impairments	(22)	—	(33)	(3)

Trading securities	16	(16)	44	(10)
Commercial mortgage loans	1	2	2	4
Net gains (losses) related to securitization entities	(61)	2	(53)	10
Derivative instruments	(24)	6	(62)	(26)
Other	(2)	—	(2)	—

Net investment gains (losses)	$30	$8	$11	$(8)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

•	We recorded $22 million of net other-than-temporary impairments during the three months ended June 30, 2016. Of total impairments of $22 million recorded during the three months ended June 30, 2016, $16 million related to corporate securities and $4 million related to commercial mortgage loans. We did not record any impairments during the three months ended June 30, 2015.

•	Net investment losses related to derivatives of $24 million during the three months ended June 30, 2016 were primarily associated with hedging programs for our variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses associated with derivatives used to hedge foreign currency risk associated with assets held and with hedging programs for our fixed indexed annuity products. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business and hedges of foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

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

•	We recorded $108 million of higher net gains related to the sale of available-for-sale securities during the three months ended June 30, 2016 primarily related to $130 million of gains from the sale of TIPS in the current year. We also recorded $16 million of gains related to trading securities during the three months ended June 30, 2016 compared to $16 million of losses during the three months ended June 30, 2015 due to unrealized gains resulting from changes in the long-term interest rate environment in the current year. We recorded $61 million of losses related to securitization entities during the three months ended June 30, 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the current year compared to $2 million of gains during the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•	We recorded $30 million of higher net other-than-temporary impairments during the six months ended June 30, 2016. Of total impairments of $33 million recorded during the six months ended June 30, 2016, $24 million related to corporate securities and $3 million related to limited partnerships. During the six months ended June 30, 2016 and 2015, we recorded impairments of $4 million and $3 million, respectively, related to commercial mortgage loans.

•	Net investment losses related to derivatives of $62 million during the six months ended June 30, 2016 were primarily associated with hedging programs for our variable annuity products, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation. We also had losses associated with derivatives used to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries and with hedging programs for our fixed indexed annuity products. These losses were partially offset by gains in derivatives used to hedge foreign currency risk associated with assets held and gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business.

Net investment losses related to derivatives of $26 million during the six months ended June 30, 2015 were primarily associated with losses related to derivatives used to hedge foreign currency risk associated with assets held. In addition, there were GMWB losses, including decreases in the values of instruments used to protect statutory surplus from equity market fluctuation and losses related to fixed index annuity embedded derivatives. These losses were partially offset by gains related to derivatives to hedge foreign currency risk associated with expected dividend payments from certain foreign subsidiaries.

•

We recorded $98 million of higher net gains related to the sale of available-for-sale securities during the six months ended June 30, 2016 primarily related to $130 million of gains from the sale of TIPS in the current year. We also recorded $44 million of gains related to trading securities during the six months ended June 30, 2016 compared to $10 million of losses during the six months ended June 30, 2015 resulting from changes in the long-term interest rate environment. We recorded $53 million of losses related to securitization entities during the six months ended June 30, 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the current year compared to $10 million of gains during the six months ended June 30, 2015.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$47,090	61%	$43,136	58%
Private	15,738	20	15,061	20
Commercial mortgage loans	6,121	8	6,170	8
Other invested assets	2,510	3	2,309	3
Policy loans	1,754	2	1,568	2
Restricted other invested assets related to securitization entities	312	—	413	1
Equity securities, available-for-sale	481	1	310	—
Restricted commercial mortgage loans related to securitization entities	141	—	161	—
Cash and cash equivalents	3,457	5	5,965	8

Total cash, cash equivalents and invested assets	$77,604	100%	$75,093	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of June 30, 2016, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of June 30, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other- than- temporarily impaired	Other-than- temporarily impaired	Not other- than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,485	$1,321	$—	$—	$—	$6,806
State and political subdivisions	2,395	371	—	(15)	—	2,751
Non-U.S. government (1)	1,947	167	—	(1)	—	2,113
U.S. corporate:
Utilities	3,941	677	—	(2)	—	4,616
Energy	2,156	153	—	(43)	—	2,266
Finance and insurance	5,609	592	19	(14)	—	6,206
Consumer—non-cyclical	4,035	655	—	(1)	—	4,689
Technology and communications	2,333	237	—	(13)	—	2,557
Industrial	1,152	105	—	(8)	—	1,249
Capital goods	1,870	317	—	(1)	—	2,186
Consumer—cyclical	1,495	151	—	(4)	—	1,642
Transportation	1,077	134	—	(1)	—	1,210
Other	336	27	—	—	—	363

Total U.S. corporate (1)	24,004	3,048	19	(87)	—	26,984

Non-U.S. corporate:
Utilities	909	60	—	(4)	—	965
Energy	1,282	110	—	(30)	—	1,362
Finance and insurance	2,399	181	—	(2)	—	2,578
Consumer—non-cyclical	770	52	—	(2)	—	820
Technology and communications	979	74	—	(3)	—	1,050
Industrial	946	55	—	(16)	—	985
Capital goods	547	34	—	(1)	—	580
Consumer—cyclical	514	14	—	—	—	528
Transportation	604	81	—	(5)	—	680
Other	3,004	291	—	(10)	—	3,285

Total non-U.S. corporate (1)	11,954	952	—	(73)	—	12,833

Residential mortgage-backed (2)	4,602	448	9	(4)	—	5,055
Commercial mortgage-backed	2,790	189	2	(2)	—	2,979
Other asset-backed (2)	3,324	23	1	(41)	—	3,307

Total fixed maturity securities	56,501	6,519	31	(223)	—	62,828
Equity securities	504	19	—	(42)	—	481

Total available-for-sale securities	$57,005	$6,538	$31	$(265)	$—	$63,309

(1)	Fair value included European periphery exposure of $452 million in Ireland, $247 million in Spain, $98 million in Italy and $16 million in Portugal.
(2)	Fair value included $47 million collateralized by Alt-A residential mortgage loans and $25 million collateralized by sub-prime residential mortgage loans.

As of December 31, 2015, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

	Amortized cost or cost	Gross unrealized gains		Gross unrealized losses		Fair value
(Amounts in millions)		Not other- than- temporarily impaired	Other-than- temporarily impaired	Not other- than- temporarily impaired	Other-than- temporarily impaired
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,487	$732	$—	$(16)	$—	$6,203
State and political subdivisions	2,287	181	—	(30)	—	2,438
Non-U.S. government (1)	1,910	110	—	(5)	—	2,015
U.S. corporate:
Utilities	3,355	364	—	(26)	—	3,693
Energy	2,560	103	—	(162)	—	2,501
Finance and insurance	5,268	392	15	(43)	—	5,632
Consumer—non-cyclical	3,755	371	—	(30)	—	4,096
Technology and communications	2,108	123	—	(38)	—	2,193
Industrial	1,164	53	—	(44)	—	1,173
Capital goods	1,774	188	—	(12)	—	1,950
Consumer—cyclical	1,602	95	—	(22)	—	1,675
Transportation	1,023	75	—	(12)	—	1,086
Other	385	22	—	(5)	—	402

Total U.S. corporate (1)	22,994	1,786	15	(394)	—	24,401

Non-U.S. corporate:
Utilities	815	37	—	(9)	—	843
Energy	1,700	64	—	(78)	—	1,686
Finance and insurance	2,327	152	2	(8)	—	2,473
Consumer—non-cyclical	746	24	—	(18)	—	752
Technology and communications	978	36	—	(26)	—	988
Industrial	1,063	19	—	(96)	—	986
Capital goods	602	19	—	(17)	—	604
Consumer—cyclical	522	8	—	(4)	—	526
Transportation	559	52	—	(6)	—	605
Other	2,574	187	—	(25)	—	2,736

Total non-U.S. corporate (1)	11,886	598	2	(287)	—	12,199

Residential mortgage-backed (2)	4,777	330	11	(17)	—	5,101
Commercial mortgage-backed	2,492	84	3	(20)	—	2,559
Other asset-backed (2)	3,328	11	1	(59)	—	3,281

Total fixed maturity securities	55,161	3,832	32	(828)	—	58,197
Equity securities	325	8	—	(23)	—	310

Total available-for-sale securities	$55,486	$3,840	$32	$(851)	$—	$58,507

(1)	Fair value included European periphery exposure of $361 million in Ireland, $244 million in Spain, $103 million in Italy and $15 million in Portugal.
(2)	Fair value included $69 million collateralized by Alt-A residential mortgage loans and $32 million collateralized by sub-prime residential mortgage loans.

Fixed maturity securities increased $4.6 billion principally from higher net unrealized gains attributable to changes in interest rates and from purchases exceeding sales and maturities in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the six months ended June 30, 2016, our exposure to the peripheral European countries increased by $90 million to $813 million with unrealized gains of $61 million. Our exposure as of June 30, 2016 was diversified with direct exposure to local economies of $170 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $106 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $537 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	June 30, 2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2005 and prior	$1,083	477	39%	$11	2
2006	551	130	51%	15	1
2007	506	137	58%	6	1
2008	139	26	55%	—	—
2009	—	—	—%	—	—
2010	91	17	47%	—	—
2011	222	48	49%	—	—
2012	610	91	54%	4	1
2013	797	137	57%	—	—
2014	904	147	65%	—	—
2015	943	143	66%	—	—
2016	290	43	68%	—	—

Total	$6,136	1,396	56%	$36	5

(1)	Represents weighted-average loan-to-value as of June 30, 2016.

	December 31, 2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$609	361	32%	$—	—
2005	542	146	49%	5	1
2006	709	177	51%	1	1
2007	540	146	59%	6	1
2008	145	27	56%	—	—
2009	—	—	—%	—	—
2010	93	17	48%	—	—
2011	226	48	49%	—	—
2012	626	92	55%	—	—
2013	822	138	58%	—	—
2014	935	150	66%	—	—
2015	940	142	67%	—	—

Total	$6,187	1,444	56%	$12	3

(1)	Represents weighted-average loan-to-value as of December 31, 2015.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,269	50%	$1,112	48%
Trading securities	441	18	447	19
Securities lending collateral	328	13	347	15
Short-term investments	273	11	197	9
Limited partnerships	181	7	188	8
Other investments	18	1	18	1

Total other invested assets	$2,510	100%	$2,309	100%

Derivatives increased primarily attributable to changes in the long-term interest rate environment, partially offset by early terminations in the current year. Short-term investments increased principally from purchases exceeding sales and maturities in the current year. Securities lending collateral decreased driven by market demand.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	June 30, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$9,414	$(9,493)	$11,135
Inflation indexed swaps	Notional	571	1	(572)	—
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		11,820	9,415	(10,065)	11,170

Total derivatives designated as hedges		11,820	9,415	(10,065)	11,170

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(250)	4,682
Interest rate swaps related to securitization entities	Notional	67	—	(67)	—
Foreign currency swaps	Notional	162	98	(13)	247
Credit default swaps	Notional	144	—	—	144
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	1,080	1,692	(571)	2,201
Financial futures	Notional	1,331	3,921	(3,703)	1,549
Equity return swaps	Notional	134	160	(124)	170
Other foreign currency contracts	Notional	1,656	976	(352)	2,280

Total derivatives not designated as hedges		9,818	6,847	(5,080)	11,585

Total derivatives		$21,638	$16,262	$(15,145)	$22,755

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	June 30, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(1,438)	34,708
Fixed index annuity embedded derivatives	Policies	17,482	647	(299)	17,830
Indexed universal life embedded derivatives	Policies	982	151	(12)	1,121

The $1.1 billion increase in the notional value of derivatives was primarily attributable to a notional increase in our non-qualified equity options related to our hedging strategy associated with fixed index annuity insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales in the current year.

Consolidated Balance Sheets

Total assets. Total assets increased $1,775 million from $106,431 million as of December 31, 2015 to $108,206 million as of June 30, 2016.

•	Cash, cash equivalents and invested assets increased $2,511 million primarily from an increase of $5,019 million in invested assets, partially offset by a decrease of $2,508 million in cash and cash equivalents. Our fixed maturity securities increased $4,631 million principally from higher net unrealized investment gains attributable to changes in interest rates as well as from changes in foreign exchange rates from the weakening of the U.S. dollar in the current year. Other invested assets increased $201 million mainly from an increase in derivatives driven by the changes in the long-term interest rate environment in the current year. Cash and cash equivalents decreased primarily from the redemption of non-recourse funding obligations and long-term borrowings in the current year.

•	Deferred acquisition costs decreased $352 million primarily related to higher net unrealized investment gains in the current year.

•	Reinsurance recoverable increased $319 million mainly attributable to a new reinsurance agreement with Protective Life to coinsure certain of our term life insurance policies as part of a life block transaction completed in January 2016. As part of this transaction, we recorded a deferred gain of approximately $66 million in the current year.

•	Deferred tax asset decreased $155 million as a result of an increase in the liabilities related to net unrealized investment gains in the current year.

•	Separate account assets decreased $399 million principally driven by surrenders and benefits in the current year.

Total liabilities. Total liabilities decreased $597 million from $91,794 million as of December 31, 2015 to $91,197 million as of June 30, 2016.

•	Future policy benefits increased $679 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in the current year.

•	Liability for policy and contract claims increased $194 million mainly attributable to an increase of $298 million in our long-term care insurance business largely from the aging and growth of the in-force block and higher severity of new claims in the current year. This was partially offset by a decrease of $142 million in our U.S. mortgage insurance business principally from a decline in new delinquencies and favorable aging on existing delinquencies in the current year.

•	Unearned premiums increased $104 million primarily from our mortgage insurance business in Canada largely attributable to growth of the business and unfavorable changes in foreign exchange rates as well as higher sales in our U.S. mortgage insurance business in the current year.

•	Other liabilities increased $193 million largely driven by higher derivatives and counterparty collateral as a result of changes in the long-term interest rate environment in the current year. This increase was partially offset by a decrease of $229 million related to our repurchase program mainly attributable to scheduled maturities in the current year.

•	Non-recourse funding obligations decreased $1,610 million as a result of early redemptions of non-recourse funding obligations for River Lake and River Lake II related to a life block transaction completed in the current year.

•	Long-term borrowings decreased $379 million primarily attributable to the redemption of $298 million of Genworth Holdings’ 2016 senior notes in January 2016 and the repurchase of $28 million principal of Genworth Holdings’ senior notes with various maturity dates during the three months ended March 31, 2016. The decrease was also related to $43 million of bond consent fees paid as part of Genworth Holdings’ bond consent solicitation. Genworth Financial Mortgage Insurance Pty Limited redeemed $36 million of subordinated floating rate notes due in 2021. These decreases were partially offset by an increase of $23 million from changes in foreign exchange rates on debt in Canada and Australia.

•	Deferred tax liability increased $869 million primarily from an increase in net unrealized investment gains and a decrease in deferred tax assets on net operating losses in the current year.

•	Separate account liabilities decreased $399 million principally driven by surrenders and benefits in the current year.

Total equity. Total equity increased $2,372 million from $14,637 million as of December 31, 2015 to $17,009 million as of June 30, 2016.

•	We reported net income available to Genworth Financial, Inc.’s common stockholders of $225 million during the six months ended June 30, 2016.

•	Accumulated other comprehensive income (loss) increased $2,078 million predominantly attributable to higher net unrealized investment gains of $1,535 million and derivatives qualifying as hedges of $394 million related to changes in the long-term interest rate environment in the current year. Foreign currency translation also increased $149 million related to the weakening of the U.S. dollar in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2016	2015
Net cash from operating activities	$1,066	$511
Net cash from investing activities	(1,284)	(1,261)
Net cash from financing activities	(2,348)	127

Net decrease in cash before foreign exchange effect	$(2,566)	$(623)

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

We had higher cash inflows from operating activities during the current year mainly attributable to higher net cash collateral received from counterparties primarily as a result of the change in the derivative positions in the current year. This increase was partially offset by amounts paid related to a new reinsurance agreement in our life insurance business. We also paid amounts related to the settlement of In re Genworth Financial, Inc. Securities Litigation and fees associated with Genworth Holdings’ bond consent solicitation.

We had slightly higher cash outflows from investing activities during the current year primarily as the result of the purchase of policy loans. This outflow was mostly offset by net proceeds from the sale of our European mortgage insurance business and the sale of assets to Pac Life as well as net repayments of commercial mortgage loans in the current year compared to net originations in the prior year.

We had cash outflows from financing activities during the current year primarily from the redemption of $1,620 million of non-recourse funding obligations. Genworth Holdings also repaid and repurchased $326 million of its senior notes in the current year. Cash outflows from financing activities were also as a result of withdrawals exceeding deposits of our investment contracts in the current year. The prior year included proceeds from the sale of additional shares of our Australian mortgage insurance business in May 2015.

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

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. See note 7 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our repurchase program.

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

Genworth Holdings had $834 million and $1,124 million of cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively. Genworth Holdings also held U.S. government securities of $100 million and $250 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, Genworth Holdings had approximately $80 million of restricted assets.

During the six months ended June 30, 2016, we received common stock dividends from our international subsidiaries of $178 million, of which $105 million was received in the second quarter of 2016. Dividends received in the second quarter of 2016 included $76 million for our portion of the AUD$202 million capital reduction in Genworth Mortgage Insurance Australia Limited.

The life block transaction completed in January 2016 generated approximately $175 million of tax benefits to the holding company in July 2016, which are committed to be used in executing the restructuring plan for our U.S. life insurance businesses.

Genworth Holdings provides capital support to some of its insurance subsidiaries in the form of guarantees of certain obligations. In July 2016, a capital support agreement of up to $205 million with one of Genworth Holdings’ insurance subsidiaries domiciled in Bermuda relating to an intercompany reinsurance agreement was terminated as the business was recaptured by one of our U.S. life insurance subsidiaries.

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of June 30, 2016, the risk in-force of the business subject to the guarantee was approximately $2.3 billion.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Product liabilities with longer durations are generally matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term product liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of June 30, 2016, our total cash, cash equivalents and invested assets were $77.6 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of June 30, 2016.

In April 2016, Genworth Canada announced acceptance by the Toronto Stock Exchange of its Notice of Intention to Make a Normal Course Issuer Bid (“NCIB”). Pursuant to the NCIB, Genworth Canada may, if considered advisable, purchase from time to time through May 4, 2017, up to an aggregate of approximately 4.6 million of its issued and outstanding common shares. If Genworth Canada decides to repurchase shares through the NCIB, we intend to participate in the NCIB in order to maintain our overall ownership at its current level.

Capital resources and financing activities

On May 20, 2016, Genworth Canada, our majority-owned subsidiary, entered into a CAD$100 million senior unsecured revolving credit facility, which matures on May 20, 2019. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. Genworth Canada’s credit facility includes customary representations, warranties, covenants, terms and conditions. As of June 30, 2016, there was no amount outstanding under Genworth Canada’s credit facility.

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

In June 2016, Genworth Financial Mortgage Insurance Pty Limited, our indirect majority-owned subsidiary, redeemed all of its outstanding AUD$50 million of subordinated floating rate notes with an interest rate of three-month Bank Bill Swap reference rate plus a margin of 4.75% due 2021.

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances and sales of assets will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We target liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of March 31, 2016, Genworth Holdings was below this target by approximately $50 million as a result of our decision to use cash to repurchase debt, settle the In re Genworth Financial, Inc. Securities Litigation and complete the bond consent solicitation. However, as of June 30, 2016, Genworth Holdings was above this target due in part to intercompany tax payments of $128 million received from its subsidiaries related to the restrike of our forward starting swaps and an unwind of our TIPS swap program in the second quarter of 2016. We will continue to evaluate our target level of liquidity as circumstances warrant and may move below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2015 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as described above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

Securitization Entities

There were no new off-balance sheet securitization transactions during the six months ended June 30, 2016 or 2015. For a discussion of securitization entities, see note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. The following is a discussion of our market risk exposures and our risk management practices. Except as disclosed below, there were no other material changes in our market risks since December 31, 2015.

In the first half of 2016, U.S. Treasury yields remained at historically low levels but declined sharply in the second quarter of 2016. Yield levels on U.S. investment grade credit neared record lows on strong global demand. Credit spreads in the energy and metals sectors tightened significantly as commodity prices rose. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of June 30, 2016, the U.S. dollar weakened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2015. In the second quarter of 2016, the U.S. dollar strengthened against currencies in Canada and Australia compared to the average rate in the second quarter of 2015 but weakened against both currencies in the first quarter of 2016. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

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

The significant interest rate risk that is present in our life insurance, long-term care insurance and annuity products is a result of longer duration liabilities where a significant portion of cash flows to pay benefits comes from investment returns. Additionally, certain of these products have implicit and explicit rate guarantees or optionality that is significantly impacted by changes in interest rates. We seek to minimize interest rate risk by purchasing assets to better align the duration of our assets with the duration of the liabilities or utilizing derivatives to mitigate interest rate risk for product lines where asset durations are not sufficient to align with the related liability. Additionally, we also minimize certain of these risks through product design features. However, in our long-term care insurance, life insurance and annuity products, the average life of our assets is shorter than the average life of our liabilities.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because many contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of June 30, 2016, of our $12.2 billion deferred annuity products, $0.8 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with less than $2 million guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $7.0 billion of universal life insurance products as of June 30, 2016, $4.1 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

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

The carrying value of our investment portfolio as of June 30, 2016 was $74.1 billion, of which 85% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We seek to mitigate the market risk associated with our fixed maturity securities portfolio by attempting to match the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support. However, because policyholder liabilities can be longer than the duration of fixed income securities, we face heightened reinvestment risk.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. For example, during the three months ended June 30, 2016, we reinvested $3.8 billion at an average rate of 2.8% as compared to our annualized weighted-average investment yield of 4.5%. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

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

As a matter of policy, we primarily use derivatives to hedge market or interest rate risk, and we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivatives activities.

Assuming investment yields remain at the June 30, 2016 levels for an extended period of time and based on our existing policies and investment portfolio as of June 30, 2016, we estimate the impact from investing in that lower interest rate environment could reduce our investment income by approximately $10 million, $50 million and $100 million in the second half of 2016 and in 2017 and 2018, respectively, before considering the impact from taxes or DAC and other adjustments. The impact includes additional expected benefits from qualifying interest rate hedges for our U.S. Life Insurance segment but not potential changes in crediting rates to policyholders. The above impacts do not include or contemplate any evaluation of reserve adequacy or unlocking of DAC.

For a further discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2016

During the three months ended June 30, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 10 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2015 Annual Report on Form 10-K, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2016.

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
Date: August 3, 2016

	By:	/S/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)