Form 10-Q
period 2016-09-30
GENWORTH FINANCIAL INC
filed 2016-11-08
CIK 1276520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2016, 498,369,894 shares of Class A Common Stock, par value $0.001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$63,780	$58,197
Equity securities available-for-sale, at fair value	590	310
Commercial mortgage loans	6,017	6,170
Restricted commercial mortgage loans related to securitization entities	134	161
Policy loans	1,751	1,568
Other invested assets	2,676	2,309
Restricted other invested assets related to securitization entities, at fair value	312	413

Total investments	75,260	69,128
Cash and cash equivalents	3,078	5,965
Accrued investment income	677	653
Deferred acquisition costs	3,982	4,398
Intangible assets and goodwill	258	357
Reinsurance recoverable	17,542	17,245
Other assets	570	520
Deferred tax asset	—	155
Separate account assets	7,485	7,883
Assets held for sale	—	127

Total assets	$108,852	$106,431

Liabilities and equity
Liabilities:
Future policy benefits	$37,405	$36,475
Policyholder account balances	25,867	26,209
Liability for policy and contract claims	8,869	8,095
Unearned premiums	3,464	3,308
Other liabilities ($2 and $46 of other liabilities are related to securitization entities)	3,280	3,004
Borrowings related to securitization entities ($11 and $81 are at fair value)	78	179
Non-recourse funding obligations	310	1,920
Long-term borrowings	4,194	4,570
Deferred tax liability	1,151	24
Separate account liabilities	7,485	7,883
Liabilities held for sale	—	127

Total liabilities	92,103	91,794

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 1.5 billion shares authorized; 587 million and 586 million shares issued as of September 30, 2016 and December 31, 2015, respectively; 498 million shares outstanding as of September 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	11,959	11,949

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses):
Net unrealized gains (losses) on securities not other-than-temporarily impaired	2,836	1,236
Net unrealized gains (losses) on other-than-temporarily impaired securities	24	18

Net unrealized investment gains (losses)	2,860	1,254

Derivatives qualifying as hedges	2,493	2,045
Foreign currency translation and other adjustments	(151)	(289)

Total accumulated other comprehensive income (loss)	5,202	3,010
Retained earnings	409	564
Treasury stock, at cost (88 million shares as of September 30, 2016 and December 31, 2015)	(2,700)	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,871	12,824
Noncontrolling interests	1,878	1,813

Total equity	16,749	14,637

Total liabilities and equity	$108,852	$106,431

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Premiums	$1,108	$1,145	$3,029	$3,422
Net investment income	805	783	2,373	2,357
Net investment gains (losses)	20	(51)	31	(59)
Policy fees and other income	217	223	738	672

Total revenues	2,150	2,100	6,171	6,392

Benefits and expenses:
Benefits and other changes in policy reserves	1,662	1,290	3,715	3,714
Interest credited	173	179	523	540
Acquisition and operating expenses, net of deferrals	269	314	990	876
Amortization of deferred acquisition costs and intangibles	94	563	305	759
Interest expense	77	105	262	315

Total benefits and expenses	2,275	2,451	5,795	6,204

Income (loss) from continuing operations before income taxes	(125)	(351)	376	188
Provision (benefit) for income taxes	222	(134)	355	27

Income (loss) from continuing operations	(347)	(217)	21	161
Income (loss) from discontinued operations, net of taxes	15	(21)	(25)	(334)

Net loss	(332)	(238)	(4)	(173)
Less: net income attributable to noncontrolling interests	48	46	151	150

Net loss available to Genworth Financial, Inc.’s common stockholders	$(380)	$(284)	$(155)	$(323)

Income (loss) from continuing operations available to Genworth Financial, Inc.‘s common stockholders per common share:
Basic	$(0.79)	$(0.53)	$(0.26)	$0.02

Diluted	$(0.79)	$(0.53)	$(0.26)	$0.02

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.76)	$(0.57)	$(0.31)	$(0.65)

Diluted	$(0.76)	$(0.57)	$(0.31)	$(0.65)

Weighted-average common shares outstanding:
Basic	498.3	497.4	498.3	497.3

Diluted	498.3	497.4	498.3	499.0

Supplemental disclosures:
Total other-than-temporary impairments	$(2)	$(10)	$(35)	$(13)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	1	—	1

Net other-than-temporary impairments	(2)	(9)	(35)	(12)
Other investments gains (losses)	22	(42)	66	(47)

Total net investment gains (losses)	$20	$(51)	$31	$(59)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(332)	$(238)	$(4)	$(173)

Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	72	87	1,624	(728)
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	—	6	—
Derivatives qualifying as hedges	54	217	448	60
Foreign currency translation and other adjustments	(1)	(302)	223	(619)

Total other comprehensive income (loss)	130	2	2,301	(1,287)

Total comprehensive income (loss)	(202)	(236)	2,297	(1,460)
Less: comprehensive income (loss) attributable to noncontrolling interests	64	(121)	260	(145)

Total comprehensive income (loss) available to Genworth Financial, Inc.’s common stockholders	$(266)	$(115)	$2,037	$(1,315)

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in millions)

(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock, at cost	Total Genworth Financial, Inc.’s stockholders’ equity	Noncontrolling interests	Total equity
Balances as of December 31, 2015	$1	$11,949	$3,010	$564	$(2,700)	$12,824	$1,813	$14,637

Return of capital to noncontrolling interests	—	—	—	—	—	—	(70)	(70)
Comprehensive income (loss):
Net income (loss)	—	—	—	(155)	—	(155)	151	(4)
Other comprehensive income (loss), net of taxes	—	—	2,192	—	—	2,192	109	2,301

Total comprehensive income (loss)						2,037	260	2,297
Dividends to noncontrolling interests	—	—	—	—	—	—	(126)	(126)
Stock-based compensation expense and exercises and other	—	10	—	—	—	10	1	11

Balances as of September 30, 2016	$1	$11,959	$5,202	$409	$(2,700)	$14,871	$1,878	$16,749

Balances as of December 31, 2014	$1	$11,997	$4,446	$1,179	$(2,700)	$14,923	$1,874	$16,797

Additional sale of subsidiary shares to noncontrolling interests	—	(65)	24	—	—	(41)	267	226
Repurchase of subsidiary shares	—	—	—	—	—	—	(17)	(17)
Comprehensive income (loss):
Net income (loss)	—	—	—	(323)	—	(323)	150	(173)
Other comprehensive income (loss), net of taxes	—	—	(992)	—	—	(992)	(295)	(1,287)

Total comprehensive income (loss)						(1,315)	(145)	(1,460)
Dividends to noncontrolling interests	—	—	—	—	—	—	(145)	(145)
Stock-based compensation expense and exercises and other	—	12	—	—	—	12	3	15

Balances as of September 30, 2015	$1	$11,944	$3,478	$856	$(2,700)	$13,579	$1,837	$15,416

See Notes to Condensed Consolidated Financial Statements

GENWORTH FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4)	$(173)
Less loss from discontinued operations, net of taxes	25	334
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of businesses	(26)	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	(112)	(80)
Net investment losses (gains)	(31)	59
Charges assessed to policyholders	(574)	(586)
Acquisition costs deferred	(124)	(226)
Amortization of deferred acquisition costs and intangibles	305	759
Deferred income taxes	173	(117)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	759	(247)
Stock-based compensation expense	25	14
Change in certain assets and liabilities:
Accrued investment income and other assets	(258)	(133)
Insurance reserves	691	1,270
Current tax liabilities	44	(71)
Other liabilities, policy and contract claims and other policy-related balances	905	352
Cash from operating activities—held for sale	—	3

Net cash from operating activities	1,798	1,158

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	2,646	3,389
Commercial mortgage loans	555	640
Restricted commercial mortgage loans related to securitization entities	27	27
Proceeds from sales of investments:
Fixed maturity and equity securities	4,064	1,333
Purchases and originations of investments:
Fixed maturity and equity securities	(8,758)	(6,836)
Commercial mortgage loans	(405)	(678)
Other invested assets, net	(138)	(39)
Policy loans, net	(80)	23
Proceeds from sale of businesses, net of cash transferred	39	—
Cash from investing activities—held for sale	—	(22)

Net cash from investing activities	(2,050)	(2,163)

Cash flows from financing activities:
Deposits to universal life and investment contracts	1,028	1,693
Withdrawals from universal life and investment contracts	(1,463)	(1,677)
Redemption of non-recourse funding obligations	(1,620)	(45)
Proceeds from issuance of long-term debt	—	150
Repayment and repurchase of long-term debt	(362)	(120)
Repayment of borrowings related to securitization entities	(37)	(26)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	226
Repurchase of subsidiary shares	—	(17)
Return of capital to noncontrolling interests	(70)	—
Dividends paid to noncontrolling interests	(126)	(145)
Other, net	(49)	(25)
Cash from financing activities—held for sale	—	(33)

Net cash from financing activities	(2,699)	(19)

Effect of exchange rate changes on cash and cash equivalents (includes $— and $(8) related to businesses held for sale)	36	(86)

Net change in cash and cash equivalents	(2,915)	(1,110)
Cash and cash equivalents at beginning of period	5,993	4,918

Cash and cash equivalents at end of period	3,078	3,808
Less cash and cash equivalents held for sale at end of period	—	142

Cash and cash equivalents of continuing operations at end of period	$3,078	$3,666

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

On May 9, 2016, Genworth Mortgage Insurance Corporation (“GMICO”), our wholly-owned indirect subsidiary, completed the sale of our European mortgage insurance business. As the held-for-sale criteria were

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

satisfied during the fourth quarter of 2015, our European mortgage insurance business, included in Corporate and Other activities, has been reported as held for sale and its financial position is separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 14 for additional information.

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

On October 21, 2016, we entered into a definitive agreement with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”) under which China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The acquisition will be completed through Asia Pacific Global Capital Co. Ltd., one of China Oceanwide’s investment platforms. The transaction is subject to approval by our stockholders as well as other closing conditions, including the receipt of required regulatory approvals.

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

Accounting Pronouncements Not Yet Adopted

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance related to the statement of cash flows classification of certain cash payments and cash receipts. The guidance will reduce diversity in practice related to eight specific cash flow issues. The new guidance is effective for us on January 1, 2018, with early adoption permitted. We are in the process of determining the impact from this guidance on our consolidated financial statements.

In June 2016, the FASB issued new guidance related to accounting for credit losses on financial instruments. The guidance requires that entities recognize an allowance equal to its estimate of lifetime expected credit losses and applies to most debt instruments not measured at fair value, which would primarily include our commercial mortgage loans and reinsurance receivables. The new guidance retains most of the existing impairment guidance for available-for-sale debt securities but amends the presentation of credit losses to be presented as an allowance as opposed to a write-down and permits the reversal of credit losses when reassessing

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

changes in the credit losses each reporting period. The new guidance is effective for us on January 1, 2020, with early adoption permitted beginning January 1, 2019. Upon adoption, a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption will be recorded. We are in the process of determining the impact from this guidance on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2016	2015	2016	2015
Weighted-average common shares used in basic earnings (loss) per common share calculations	498.3	497.4	498.3	497.3
Potentially dilutive securities:
Stock options, restricted stock units and stock appreciation rights	—	—	—	1.7

Weighted-average common shares used in diluted earnings (loss) per common share calculations (1)	498.3	497.4	498.3	499.0

Income (loss) from continuing operations:
Income (loss) from continuing operations	$(347)	$(217)	$21	$161
Less: income from continuing operations attributable to noncontrolling interests	48	46	151	150

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	$(395)	$(263)	$(130)	$11

Basic per common share	$(0.79)	$(0.53)	$(0.26)	$0.02

Diluted per common share	$(0.79)	$(0.53)	$(0.26)	$0.02

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, net of taxes	$15	$(21)	$(25)	$(334)
Less: income from discontinued operations, net of taxes, attributable to noncontrolling interests	—	—	—	—

Income (loss) from discontinued operations, net of taxes, available to Genworth Financial, Inc.’s common stockholders	$15	$(21)	$(25)	$(334)

Basic per common share	$0.03	$(0.04)	$(0.05)	$(0.67)

Diluted per common share	$0.03	$(0.04)	$(0.05)	$(0.67)

Net loss:
Income (loss) from continuing operations	$(347)	$(217)	$21	$161
Income (loss) from discontinued operations, net of taxes	15	(21)	(25)	(334)

Net loss	(332)	(238)	(4)	(173)
Less: net income attributable to noncontrolling interests	48	46	151	150

Net loss available to Genworth Financial, Inc.’s common stockholders	$(380)	$(284)	$(155)	$(323)

Basic per common share	$(0.76)	$(0.57)	$(0.31)	$(0.65)

Diluted per common share	$(0.76)	$(0.57)	$(0.31)	$(0.65)

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 2.2 million, 1.3 million and 1.8 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, dilutive potential weighted-average common shares outstanding would have been 500.5 million, 498.7 million and 500.1 million, respectively.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments

(a) Net Investment Income

Sources of net investment income were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Fixed maturity securities—taxable	$655	$647	$1,930	$1,924
Fixed maturity securities—non-taxable	3	3	9	9
Commercial mortgage loans	79	84	237	252
Restricted commercial mortgage loans related to securitization entities	3	3	8	10
Equity securities	8	3	20	11
Other invested assets	34	26	105	103
Restricted other invested assets related to securitization entities	—	1	3	3
Policy loans	38	33	107	101
Cash, cash equivalents and short-term investments	5	3	16	10

Gross investment income before expenses and fees	825	803	2,435	2,423
Expenses and fees	(20)	(20)	(62)	(66)

Net investment income	$805	$783	$2,373	$2,357

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Available-for-sale securities:
Realized gains	$39	$14	$205	$49
Realized losses	(24)	(18)	(75)	(36)

Net realized gains (losses) on available-for-sale securities	15	(4)	130	13

Impairments:
Total other-than-temporary impairments	(2)	(10)	(35)	(13)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	1	—	1

Net other-than-temporary impairments	(2)	(9)	(35)	(12)

Trading securities	(4)	12	40	2
Commercial mortgage loans	(1)	1	1	5
Net gains (losses) related to securitization entities	2	(1)	(51)	9
Derivative instruments (1)	10	(53)	(52)	(79)
Contingent consideration adjustment	—	2	(2)	2
Other	—	1	—	1

Net investment gains (losses)	$20	$(51)	$31	$(59)

(1)	See note 5 for additional information on the impact of derivative instruments included in net investment gains (losses).

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we determined that we have the intent to sell the securities or it is more likely than not that we will be required to sell the securities prior to recovery. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2016 and 2015 was $293 million and $186 million, respectively, which was approximately 95% and 93%, respectively, of book value. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2016 and 2015 was $833 million and $470 million, respectively, which was approximately 93% and 94%, respectively, of book value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents the activity for credit losses recognized in net income (loss) on debt securities where an other-than-temporary impairment was identified and a portion of other-than-temporary impairments was included in other comprehensive income (loss) (“OCI”) as of and for the periods indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Beginning balance	$62	$75	$64	$83
Additions:
Other-than-temporary impairments not previously recognized	—	—	1	—
Reductions:
Securities sold, paid down or disposed	(8)	(9)	(11)	(17)

Ending balance	$54	$66	$54	$66

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2016	December 31, 2015
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$6,621	$3,140
Equity securities	(2)	(10)

Subtotal	6,619	3,130
Adjustments to deferred acquisition costs, present value of future profits, sales inducements and benefit reserves	(2,045)	(1,070)
Income taxes, net	(1,595)	(711)

Net unrealized investment gains (losses)	2,979	1,349
Less: net unrealized investment gains (losses) attributable to noncontrolling interests	119	95

Net unrealized investment gains (losses) attributable to Genworth Financial, Inc.	$2,860	$1,254

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) was as follows as of and for the periods indicated:

	As of or for the three months ended September 30,
(Amounts in millions)	2016	2015
Beginning balance	$2,789	$1,628
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	228	70
Adjustment to deferred acquisition costs	(17)	32
Adjustment to present value of future profits	3	(5)
Adjustment to sales inducements	(6)	9
Adjustment to benefit reserves	(81)	23
Provision for income taxes	(41)	(50)

Change in unrealized gains (losses) on investment securities	86	79
Reclassification adjustments to net investment (gains) losses, net of taxes of $4 and $(5)	(9)	8

Change in net unrealized investment gains (losses)	77	87
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	6	(16)

Ending balance	$2,860	$1,731

	As of or for the nine months ended September 30,
(Amounts in millions)	2016	2015
Beginning balance	$1,254	$2,453
Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	3,584	(1,393)
Adjustment to deferred acquisition costs	(291)	102
Adjustment to present value of future profits	(26)	45
Adjustment to sales inducements	(46)	12
Adjustment to benefit reserves	(612)	111
Provision for income taxes	(917)	396

Change in unrealized gains (losses) on investment securities	1,692	(727)
Reclassification adjustments to net investment (gains) losses, net of taxes of $33 and $—	(62)	(1)

Change in net unrealized investment gains (losses)	1,630	(728)
Less: change in net unrealized investment gains (losses) attributable to noncontrolling interests	24	(6)

Ending balance	$2,860	$1,731

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d) Fixed Maturity and Equity Securities

As of September 30, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other-than- temporarily impaired	Other-than- temporarily impaired	Not other-than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,416	$1,288	$—	$(1)	$—	$6,703
State and political subdivisions	2,491	350	—	(17)	—	2,824
Non-U.S. government	2,052	175	—	—	—	2,227
U.S. corporate:
Utilities	4,073	678	—	(2)	—	4,749
Energy	2,124	177	—	(22)	—	2,279
Finance and insurance	5,711	615	23	(9)	—	6,340
Consumer—non-cyclical	4,190	689	—	(1)	—	4,878
Technology and communications	2,486	248	—	(8)	—	2,726
Industrial	1,181	114	—	(4)	—	1,291
Capital goods	1,876	319	—	—	—	2,195
Consumer—cyclical	1,506	158	—	(4)	—	1,660
Transportation	1,077	138	—	—	—	1,215
Other	335	27	—	—	—	362

Total U.S. corporate	24,559	3,163	23	(50)	—	27,695

Non-U.S. corporate:
Utilities	899	64	—	(2)	—	961
Energy	1,281	129	—	(15)	—	1,395
Finance and insurance	2,458	201	—	(1)	—	2,658
Consumer—non-cyclical	768	55	—	(1)	—	822
Technology and communications	968	80	—	(1)	—	1,047
Industrial	955	68	—	(5)	—	1,018
Capital goods	545	36	—	(1)	—	580
Consumer—cyclical	490	15	—	—	—	505
Transportation	605	81	—	(3)	—	683
Other	3,039	305	—	(5)	—	3,339

Total non-U.S. corporate	12,008	1,034	—	(34)	—	13,008

Residential mortgage-backed	4,418	396	11	(2)	—	4,823
Commercial mortgage-backed	2,983	192	2	(4)	—	3,173
Other asset-backed	3,324	28	1	(26)	—	3,327

Total fixed maturity securities	57,251	6,626	37	(134)	—	63,780
Equity securities	599	26	—	(35)	—	590

Total available-for-sale securities	$57,850	$6,652	$37	$(169)	$—	$64,370

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$300	$(1)	6	$—	$—	—	$300	$(1)	6
State and political subdivisions	92	(1)	14	143	(16)	12	235	(17)	26
U.S. corporate	808	(18)	120	693	(32)	104	1,501	(50)	224
Non-U.S. corporate	261	(6)	48	414	(28)	56	675	(34)	104
Residential mortgage-backed	67	(1)	22	57	(1)	30	124	(2)	52
Commercial mortgage-backed	234	(3)	34	27	(1)	10	261	(4)	44
Other asset-backed	433	(4)	70	356	(22)	68	789	(26)	138

Subtotal, fixed maturity securities	2,195	(34)	314	1,690	(100)	280	3,885	(134)	594
Equity securities	94	(5)	191	123	(30)	47	217	(35)	238

Total for securities in an unrealized loss position	$2,289	$(39)	505	$1,813	$(130)	327	$4,102	$(169)	832

% Below cost—fixed maturity securities:
<20% Below cost	$2,195	$(34)	314	$1,604	$(69)	270	$3,799	$(103)	584
20%-50% Below cost	—	—	—	86	(31)	10	86	(31)	10

Total fixed maturity securities	2,195	(34)	314	1,690	(100)	280	3,885	(134)	594

% Below cost—equity securities:
<20% Below cost	93	(4)	181	55	(10)	22	148	(14)	203
20%-50% Below cost	1	(1)	10	68	(20)	25	69	(21)	35

Total equity securities	94	(5)	191	123	(30)	47	217	(35)	238

Total for securities in an unrealized loss position	$2,289	$(39)	505	$1,813	$(130)	327	$4,102	$(169)	832

Investment grade	$2,098	$(25)	297	$1,351	$(100)	245	$3,449	$(125)	542
Below investment grade	191	(14)	208	462	(30)	82	653	(44)	290

Total for securities in an unrealized loss position	$2,289	$(39)	505	$1,813	$(130)	327	$4,102	$(169)	832

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gross unrealized losses and fair values of our corporate securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, based on industry, as of September 30, 2016:

	Less than 12 months			12 months or more			Total
(Dollar amounts in millions)	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	Number of securities
Description of Securities
U.S. corporate:
Utilities	$113	$(1)	22	$23	$(1)	4	$136	$(2)	26
Energy	112	(7)	13	290	(15)	46	402	(22)	59
Finance and insurance	227	(3)	32	108	(6)	16	335	(9)	48
Consumer—non-cyclical	108	(1)	15	—	—	—	108	(1)	15
Technology and communications	101	(2)	15	138	(6)	19	239	(8)	34
Industrial	34	(1)	6	108	(3)	13	142	(4)	19
Consumer—cyclical	113	(3)	17	26	(1)	6	139	(4)	23

Subtotal, U.S. corporate securities	808	(18)	120	693	(32)	104	1,501	(50)	224

Non-U.S. corporate:
Utilities	16	(1)	2	14	(1)	1	30	(2)	3
Energy	72	(1)	11	122	(14)	22	194	(15)	33
Finance and insurance	72	(1)	15	—	—	—	72	(1)	15
Consumer—non-cyclical	49	(1)	5	—	—	—	49	(1)	5
Technology and communications	—	—	—	28	(1)	3	28	(1)	3
Industrial	26	(1)	6	103	(4)	15	129	(5)	21
Capital goods	—	—	—	34	(1)	3	34	(1)	3
Transportation	—	—	—	49	(3)	4	49	(3)	4
Other	26	(1)	9	64	(4)	8	90	(5)	17

Subtotal, non-U.S. corporate securities	261	(6)	48	414	(28)	56	675	(34)	104

Total for corporate securities in an unrealized loss position	$1,069	$(24)	168	$1,107	$(60)	160	$2,176	$(84)	328

As indicated in the tables above, the majority of the securities in a continuous unrealized loss position for less than 12 months were investment grade and less than 20% below cost. These unrealized losses were primarily attributable to increased market volatility, mostly concentrated in our corporate securities. For securities that have been in a continuous unrealized loss position for less than 12 months, the average fair value percentage below cost was approximately 2% as of September 30, 2016.

Fixed Maturity Securities In A Continuous Unrealized Loss Position For 12 Months Or More

Of the $69 million of unrealized losses on fixed maturity securities in a continuous unrealized loss for 12 months or more that were less than 20% below cost, the weighted-average rating was “BBB-” and approximately 65% of the unrealized losses were related to investment grade securities as of September 30, 2016. These unrealized losses were predominantly attributable to corporate securities including variable rate securities purchased in a higher rate and lower spread environment. The average fair value percentage below cost for these

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

securities was approximately 4% as of September 30, 2016. See below for additional discussion related to fixed maturity securities that have been in a continuous unrealized loss position for 12 months or more with a fair value that was more than 20% below cost.

The following tables present the concentration of gross unrealized losses and fair values of fixed maturity securities that were more than 20% below cost and in a continuous unrealized loss position for 12 months or more by asset class as of September 30, 2016:

	Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
State and political subdivisions	$9	$(3)	2%	1	$—	$—	—%	—
U.S. corporate:
Energy	13	(4)	2	1	—	—	—	—
Finance and insurance	12	(3)	2	1	—	—	—	—

Total U.S. corporate	25	(7)	4	2	—	—	—	—

Structured securities:
Other asset-backed	43	(17)	10	4	—	—	—	—

Total structured securities	43	(17)	10	4	—	—	—	—

Total	$77	$(27)	16%	7	$—	$—	—%	—

	Below Investment Grade
	20% to 50%				Greater than 50%
(Dollar amounts in millions)	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities	Fair value	Gross unrealized losses	% of total gross unrealized losses	Number of securities
Fixed maturity securities:
U.S. corporate:
Energy	$4	$(2)	1%	1	$—	$—	—%	—

Total U.S. corporate	4	(2)	1	1	—	—	—	—

Non-U.S. corporate:
Energy	3	(1)	1	1	—	—	—	—

Total non-U.S. corporate	3	(1)	1	1	—	—	—	—

Structured securities:
Other asset-backed	2	(1)	1	1	—	—	—	—

Total structured securities	2	(1)	1	1	—	—	—	—

Total	$9	$(4)	3%	3	$—	$—	—%	—

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

U.S. corporate

As indicated above, $9 million of gross unrealized losses were related to U.S. corporate fixed maturity securities that have been in an unrealized loss position for more than 12 months and were more than 20% below cost. Of the total unrealized losses for U.S. corporate fixed maturity securities, $6 million, or 67%, related to the energy sector and $3 million, or 33%, related to the finance and insurance sector. Ongoing low oil prices and market volatility adversely impacted the fair value of these securities.

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

Structured Securities

Of the $18 million of unrealized losses related to structured securities that have been in an unrealized loss position for 12 months or more and were more than 20% below cost, none related to other-than-temporarily impaired securities where the unrealized losses represented the portion of the other-than-temporary impairment recognized in OCI. The extent and duration of the unrealized loss position on our structured securities was primarily due to credit spreads that have widened since acquisition. Additionally, the fair value of certain structured securities has been impacted from high risk premiums being incorporated into the valuation as a result of the amount of potential losses that may be absorbed by the security in the event of additional deterioration in the U.S. economy.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Based on this evaluation, the present value of expected cash flows was greater than or equal to the amortized cost for each security. Accordingly, we determined that the unrealized losses on each of our structured securities represented temporary impairments as of September 30, 2016.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The scheduled maturity distribution of fixed maturity securities as of September 30, 2016 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due one year or less	$1,752	$1,775
Due after one year through five years	10,704	11,309
Due after five years through ten years	12,300	13,129
Due after ten years	21,770	26,244

Subtotal	46,526	52,457
Residential mortgage-backed	4,418	4,823
Commercial mortgage-backed	2,983	3,173
Other asset-backed	3,324	3,327

Total	$57,251	$63,780

As of September 30, 2016, $10,260 million of our investments (excluding mortgage-backed and asset-backed securities) were subject to certain call provisions.

As of September 30, 2016, securities issued by finance and insurance, utilities and consumer—non-cyclical industry groups represented approximately 22%, 14% and 14%, respectively, of our domestic and foreign corporate fixed maturity securities portfolio. No other industry group comprised more than 10% of our investment portfolio.

As of September 30, 2016, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of stockholders’ equity.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	September 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property type:
Retail	$2,099	35%	$2,116	34%
Industrial	1,544	26	1,562	25
Office	1,421	23	1,516	24
Apartments	449	7	465	8
Mixed use	232	4	234	4
Other	287	5	294	5

Subtotal	6,032	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(13)		(15)

Total	$6,017		$6,170

	September 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic region:
Pacific	$1,563	27%	$1,581	26%
South Atlantic	1,506	25	1,574	25
Middle Atlantic	886	15	890	14
Mountain	549	9	585	10
West North Central	443	7	416	7
East North Central	382	6	386	6
West South Central	305	5	294	5
New England	208	3	268	4
East South Central	190	3	193	3

Subtotal	6,032	100%	6,187	100%

Unamortized balance of loan origination fees and costs	(2)		(2)
Allowance for losses	(13)		(15)

Total	$6,017		$6,170

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the aging of past due commercial mortgage loans by property type as of the dates indicated:

	September 30, 2016
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$5	$5	$2,094	$2,099
Industrial	—	—	12	12	1,532	1,544
Office	—	—	4	4	1,417	1,421
Apartments	—	—	—	—	449	449
Mixed use	—	—	—	—	232	232
Other	—	—	—	—	287	287

Total recorded investment	$—	$—	$21	$21	$6,011	$6,032

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

	December 31, 2015
(Amounts in millions)	31 - 60 days past due	61 - 90 days past due	Greater than 90 days past due	Total past due	Current	Total
Property type:
Retail	$—	$—	$—	$—	$2,116	$2,116
Industrial	—	—	—	—	1,562	1,562
Office	6	—	5	11	1,505	1,516
Apartments	—	—	—	—	465	465
Mixed use	—	—	—	—	234	234
Other	—	—	—	—	294	294

Total recorded investment	$6	$—	$5	$11	$6,176	$6,187

% of total commercial mortgage loans	—%	—%	—%	—%	100%	100%

As of September 30, 2016 and December 31, 2015, we had no commercial mortgage loans that were past due for more than 90 days and still accruing interest. We also did not have any commercial mortgage loans that were past due for less than 90 days on non-accrual status as of September 30, 2016 and December 31, 2015.

We evaluate the impairment of commercial mortgage loans on an individual loan basis. As of September 30, 2016, our commercial mortgage loans greater than 90 days past due included loans with appraised values in excess of the recorded investment and the current recorded investment of the loans was expected to be recoverable.

During the nine months ended September 30, 2016 and the year ended December 31, 2015, we modified or extended 10 and 21 commercial mortgage loans, respectively, with a total carrying value of $63 million and $110 million, respectively. All of these modifications or extensions were based on current market interest rates, did not result in any forgiveness in the outstanding principal amount owed by the borrower, but one loan with a carrying value $1 million at the time of modification was considered a troubled debt restructuring. This loan was impaired in the third quarter and the recorded investment was less than $1 million as of September 30, 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the allowance for credit losses and recorded investment in commercial mortgage loans as of or for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Allowance for credit losses:
Beginning balance	$13	$18	$15	$22
Charge-offs	—	(1)	(4)	(4)
Provision	—	—	2	(1)

Ending balance	$13	$17	$13	$17

Ending allowance for individually impaired loans	$—	$—	$—	$—

Ending allowance for loans not individually impaired that were evaluated collectively for impairment	$13	$17	$13	$17

Recorded investment:
Ending balance	$6,032	$6,151	$6,032	$6,151

Ending balance of individually impaired loans	$17	$19	$17	$19

Ending balance of loans not individually impaired that were evaluated collectively for impairment	$6,015	$6,132	$6,015	$6,132

As of September 30, 2016, we had individually impaired commercial mortgage loans included within the retail property type with a recorded investment of $5 million, an unpaid principal balance of $7 million, charge-offs of $2 million and an average recorded investment of $3 million.

As of December 31, 2015, we had an individually impaired commercial mortgage loan included within the industrial property type with a recorded investment of $14 million, an unpaid principal balance of $15 million and charge-offs of $1 million, which were recorded in the first quarter of 2014. As of December 31, 2015, this loan had interest income of $1 million. In the second quarter of 2016, we recorded additional charge-offs of $2 million related to this loan. As of September 30, 2016, the individually impaired loan within the industrial property type had a recorded investment of $12 million, an unpaid principal balance of $15 million and total charge-offs of $3 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables set forth the loan-to-value of commercial mortgage loans by property type as of the dates indicated:

	September 30, 2016
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$763	$495	$812	$29	$—	$2,099
Industrial	631	436	451	24	2	1,544
Office	420	315	645	31	10	1,421
Apartments	194	75	175	5	—	449
Mixed use	68	88	76	—	—	232
Other	61	30	196	—	—	287

Total recorded investment	$2,137	$1,439	$2,355	$89	$12	$6,032

% of total	36%	24%	39%	1%	—%	100%

Weighted-average debt service coverage ratio	2.22	1.87	1.61	0.91	0.07	1.87

(1)	Included $12 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 112%.

	December 31, 2015
(Amounts in millions)	0% - 50%	51% - 60%	61% - 75%	76% - 100%	Greater than 100% (1)	Total
Property type:
Retail	$785	$417	$800	$103	$11	$2,116
Industrial	515	478	499	65	5	1,562
Office	493	341	580	83	19	1,516
Apartments	196	66	182	21	—	465
Mixed use	56	48	124	3	3	234
Other	54	55	185	—	—	294

Total recorded investment	$2,099	$1,405	$2,370	$275	$38	$6,187

% of total	34%	23%	38%	4%	1%	100%

Weighted-average debt service coverage ratio	2.13	1.82	1.57	1.12	0.55	1.79

(1)	Included $38 million of loans in good standing, where borrowers continued to make timely payments, with a total weighted-average loan-to-value of 123%.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the debt service coverage ratio for fixed rate commercial mortgage loans by property type as of the dates indicated:

	September 30, 2016
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$73	$200	$420	$827	$579	$2,099
Industrial	86	126	246	578	508	1,544
Office	103	79	172	620	447	1,421
Apartments	19	19	43	216	152	449
Mixed use	2	9	20	113	88	232
Other	1	148	57	58	23	287

Total recorded investment	$284	$581	$958	$2,412	$1,797	$6,032

% of total	5%	10%	15%	40%	30%	100%

Weighted-average loan-to-value	64%	62%	60%	57%	45%	55%

	December 31, 2015
(Amounts in millions)	Less than 1.00	1.00 - 1.25	1.26 - 1.50	1.51 - 2.00	Greater than 2.00	Total
Property type:
Retail	$67	$221	$433	$882	$513	$2,116
Industrial	94	181	208	672	407	1,562
Office	85	114	265	699	346	1,509
Apartments	6	41	74	199	145	465
Mixed use	3	11	28	135	57	234
Other	—	58	146	60	30	294

Total recorded investment	$255	$626	$1,154	$2,647	$1,498	$6,180

% of total	4%	10%	19%	43%	24%	100%

Weighted-average loan-to-value	74%	64%	58%	58%	43%	56%

As of September 30, 2016, we did not have any floating rate commercial mortgage loans. As of December 31, 2015, we had floating rate commercial mortgage loans of $7 million.

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

(h) Limited Partnerships or Similar Entities

Investments in partnerships or similar entities are generally considered VIEs when the equity group lacks sufficient financial control. Generally, these investments are limited partner or non-managing member equity investments in a widely held fund that is sponsored and managed by a reputable asset manager. We are not the primary beneficiary of any VIE investment in a limited partnership or similar entity. As of September 30, 2016 and December 31, 2015, the total carrying value of these investments was $171 million and $165 million, respectively. Our maximum exposure to loss is equal to the outstanding carrying value and future funding commitments. We have not contributed, and do not plan to contribute, any additional financial or other support outside of what is contractually obligated.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our positions in derivative instruments as of the dates indicated:

	Derivative assets			Derivative liabilities
		Fair value			Fair value
(Amounts in millions)	Balance sheet classification	September 30, 2016	December 31, 2015	Balance sheet classification	September 30, 2016	December 31, 2015
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Other invested assets	$735	$629	Other liabilities	$89	$37
Inflation indexed swaps	Other invested assets	—	—	Other liabilities	—	33
Foreign currency swaps	Other invested assets	6	8	Other liabilities	—	—

Total cash flow hedges		741	637		89	70

Total derivatives designated as hedges		741	637		89	70

Derivatives not designated as hedges
Interest rate swaps	Other invested assets	525	425	Other liabilities	308	183
Interest rate swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	—	30
Foreign currency swaps	Other invested assets	—	—	Other liabilities	5	27
Credit default swaps	Other invested assets	—	1	Other liabilities	—	—
Credit default swaps related to securitization entities	Restricted other invested assets	—	—	Other liabilities	2	14
Equity index options	Other invested assets	61	30	Other liabilities	—	—
Financial futures	Other invested assets	—	—	Other liabilities	—	—
Equity return swaps	Other invested assets	—	2	Other liabilities	5	1
Other foreign currency contracts	Other invested assets	4	17	Other liabilities	32	34
GMWB embedded derivatives	Reinsurance recoverable (1)	24	17	Policyholder account balances (2)	439	352
Fixed index annuity embedded derivatives	Other assets	—	—	Policyholder account balances (3)	364	342
Indexed universal life embedded derivatives	Reinsurance recoverable	—	—	Policyholder account balances (4)	13	10

Total derivatives not designated as hedges		614	492		1,168	993

Total derivatives		$1,355	$1,129		$1,257	$1,063

(1)	Represents embedded derivatives associated with the reinsured portion of our guaranteed minimum withdrawal benefits (“GMWB”) liabilities.
(2)	Represents the embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.
(3)	Represents the embedded derivatives associated with our fixed index annuity liabilities.
(4)	Represents the embedded derivatives associated with our indexed universal life liabilities.

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

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	September 30, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$9,414	$(9,587)	$11,041
Inflation indexed swaps	Notional	571	1	(572)	—
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		11,820	9,415	(10,159)	11,076

Total derivatives designated as hedges		11,820	9,415	(10,159)	11,076

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(253)	4,679
Interest rate swaps related to securitization entities	Notional	67	—	(67)	—
Foreign currency swaps	Notional	162	133	(97)	198
Credit default swaps	Notional	144	—	(5)	139
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	1,080	2,346	(1,097)	2,329
Financial futures	Notional	1,331	5,393	(5,255)	1,469
Equity return swaps	Notional	134	211	(184)	161
Other foreign currency contracts	Notional	1,656	1,551	(535)	2,672

Total derivatives not designated as hedges		9,818	9,634	(7,493)	11,959

Total derivatives		$21,638	$19,049	$(17,652)	$23,035

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	September 30, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(2,179)	33,967
Fixed index annuity embedded derivatives	Policies	17,482	647	(462)	17,667
Indexed universal life embedded derivatives	Policies	982	167	(48)	1,101

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$115	$27	Net investment income	$2	Net investment gains (losses)
Interest rate swaps hedging liabilities	(2)	—	Interest expense	—	Net investment gains (losses)
Foreign currency swaps	(1)	—	Net investment income	—	Net investment gains (losses)

Total	$112	$27		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the three months ended September 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$344	$22	Net investment income	$4	Net investment gains (losses)
Interest rate swaps hedging liabilities	(23)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	32	(5)	Net investment income	1	Net investment gains (losses)
Forward bond purchase commitments	—	1	Net investment income	—	Net investment gains (losses)

Total	$353	$18		$5

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2016:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$839	$80	Net investment income	$13	Net investment gains (losses)
Interest rate swaps hedging assets	—	1	Net investment gains (losses)	—	Net investment gains (losses)
Interest rate swaps hedging liabilities	(52)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	(5)	2	Net investment income	—	Net investment gains (losses)
Inflation indexed swaps	—	7	Net investment gains (losses)	—	Net investment gains (losses)
Foreign currency swaps	(2)	—	Net investment income	—	Net investment gains (losses)

Total	$780	$90		$13

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

The following table provides information about the pre-tax income (loss) effects of cash flow hedges for the nine months ended September 30, 2015:

(Amounts in millions)	Gain (loss) recognized in OCI	Gain (loss) reclassified into net income (loss) from OCI	Classification of gain (loss) reclassified into net income (loss)	Gain (loss) recognized in net income (loss) (1)	Classification of gain (loss) recognized in net income (loss)
Interest rate swaps hedging assets	$135	$61	Net investment income	$1	Net investment gains (losses)
Interest rate swaps hedging liabilities	(14)	—	Interest expense	—	Net investment gains (losses)
Inflation indexed swaps	29	(2)	Net investment income	1	Net investment gains (losses)
Foreign currency swaps	2	—	Net investment income	—	Net investment gains (losses)
Forward bond purchase commitments	—	1	Net investment income	—	Net investment gains (losses)

Total	$152	$60		$2

(1)	Represents ineffective portion of cash flow hedges as there were no amounts excluded from the measurement of effectiveness.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the periods indicated:

	Three months ended September 30,
(Amounts in millions)	2016	2015
Derivatives qualifying as effective accounting hedges as of July 1	$2,439	$1,913
Current period increases (decreases) in fair value, net of deferred taxes of $(40) and $(124)	72	229
Reclassification to net (income) loss, net of deferred taxes of $9 and $6	(18)	(12)

Derivatives qualifying as effective accounting hedges as of September 30	$2,493	$2,130

	Nine months ended September 30,
(Amounts in millions)	2016	2015
Derivatives qualifying as effective accounting hedges as of January 1	$2,045	$2,070
Current period increases (decreases) in fair value, net of deferred taxes of $(273) and $(53)	507	99
Reclassification to net (income) loss, net of deferred taxes of $31 and $21	(59)	(39)

Derivatives qualifying as effective accounting hedges as of September 30	$2,493	$2,130

The total of derivatives designated as cash flow hedges of $2,493 million, net of taxes, recorded in stockholders’ equity as of September 30, 2016 is expected to be reclassified to net income (loss) in the future, concurrently with and primarily offsetting changes in interest expense and interest income on floating rate instruments and interest income on future fixed rate bond purchases. Of this amount, $83 million, net of taxes, is expected to be reclassified to net income (loss) in the next 12 months. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions associated with qualifying cash flow hedges are expected to occur by 2047. During the three months ended September 30, 2016, there were immaterial amounts reclassified to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring. During the nine months ended September 30, 2016, we reclassified $6 million to net income (loss) in connection with forecasted transactions that were no longer considered probable of occurring.

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

There were no pre-tax income (loss) effects of fair value hedges and related hedged items for the three and nine months ended September 30, 2016 and 2015.

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

The following tables provide the pre-tax gain (loss) recognized in net income (loss) for the effects of derivatives not designated as hedges for the periods indicated:

	Three months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2016	2015
Interest rate swaps	$(1)	$(12)	Net investment gains (losses)
Interest rate swaps related to securitization entities	—	(5)	Net investment gains (losses)
Credit default swaps related to securitization entities	2	(1)	Net investment gains (losses)
Equity index options	9	6	Net investment gains (losses)
Financial futures	(35)	13	Net investment gains (losses)
Equity return swaps	(9)	11	Net investment gains (losses)
Other foreign currency contracts	(2)	4	Net investment gains (losses)
Foreign currency swaps	(1)	(9)	Net investment gains (losses)
Forward bond purchase commitments	—	13	Net investment gains (losses)
GMWB embedded derivatives	60	(117)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(16)	31	Net investment gains (losses)
Indexed universal life embedded derivatives	3	2	Net investment gains (losses)

Total derivatives not designated as hedges	$10	$(64)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30,		Classification of gain (loss) recognized in net income (loss)
(Amounts in millions)	2016	2015
Interest rate swaps	$7	$(13)	Net investment gains (losses)
Interest rate swaps related to securitization entities	(10)	(5)	Net investment gains (losses)
Credit default swaps	—	1	Net investment gains (losses)
Credit default swaps related to securitization entities	16	10	Net investment gains (losses)
Equity index options	5	(11)	Net investment gains (losses)
Financial futures	(9)	(18)	Net investment gains (losses)
Equity return swaps	(2)	3	Net investment gains (losses)
Other foreign currency contracts	(6)	10	Net investment gains (losses)
Foreign currency swaps	6	(17)	Net investment gains (losses)
Forward bond purchase commitments	—	13	Net investment gains (losses)
GMWB embedded derivatives	(58)	(68)	Net investment gains (losses)
Fixed index annuity embedded derivatives	(22)	14	Net investment gains (losses)
Indexed universal life embedded derivatives	6	5	Net investment gains (losses)

Total derivatives not designated as hedges	$(67)	$(76)

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

The following table presents additional information about derivative assets and liabilities subject to an enforceable master netting arrangement as of the dates indicated:

	September 30, 2016			December 31, 2015
(Amounts in millions)	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives	Derivatives assets (1)	Derivatives liabilities (2)	Net derivatives
Amounts presented in the balance sheet:
Gross amounts recognized	$1,368	$462	$906	$1,135	$320	$815
Gross amounts offset in the balance sheet	—	—	—	—	—	—

Net amounts presented in the balance sheet	1,368	462	906	1,135	320	815
Gross amounts not offset in the balance sheet:
Financial instruments (3)	(338)	(338)	—	(231)	(231)	—
Collateral received	(1,005)	—	(1,005)	(642)	—	(642)
Collateral pledged	—	(354)	354	—	(263)	263
Over collateralization	64	231	(167)	3	174	(171)

Net amount	$89	$1	$88	$265	$—	$265

(1)	Included $37 million and $24 million of accruals on derivatives classified as other assets and does not include amounts related to embedded derivatives as of September 30, 2016 and December 31, 2015, respectively.
(2)	Included $23 million and $6 million of accruals on derivatives classified as other liabilities and does not include amounts related to embedded derivatives and derivatives related to securitization entities as of September 30, 2016 and December 31, 2015, respectively.
(3)	Amounts represent derivative assets and/or liabilities that are presented gross within the balance sheet but are held with the same counterparty where we have a master netting arrangement. This adjustment results in presenting the net asset and net liability position for each counterparty.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except for derivatives related to securitization entities, almost all of our master swap agreements contain credit downgrade provisions that allow either party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If downgrade provisions had been triggered as a result of downgrades of our counterparties, we could have claimed up to $89 million and $265 million as of September 30, 2016 and December 31, 2015, respectively, or have been required to disburse up to $1 million as of September 30, 2016. There were no amounts that we would have been required to disburse as a result of our credit rating downgrades as of December 31, 2015. The chart above excludes embedded derivatives and derivatives related to securitization entities as those derivatives are not subject to master netting arrangements.

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

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the dates indicated:

	September 30, 2016			December 31, 2015
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Investment grade
Matures in less than one year	$—	$—	$—	$—	$—	$—
Matures after one year through five years	39	—	—	39	—	—

Total credit default swaps on single name reference entities	$39	$—	$—	$39	$—	$—

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth our credit default swaps where we sell protection on credit default swap index tranches and the fair values as of the dates indicated:

	September 30, 2016			December 31, 2015
	Notional			Notional
(Amounts in millions)	value	Assets	Liabilities	value	Assets	Liabilities
Original index tranche attachment/detachment point and maturity:
7% - 15% matures in less than one year (1)	$100	$—	$—	$100	$1	$—

Total credit default swap index tranches	100	—	—	100	1	—

Customized credit default swap index tranches related to securitization entities:
Portion backing third-party borrowings maturing 2017 (2)	12	—	1	12	—	2
Portion backing our interest maturing 2017 (3)	300	—	1	300	—	12

Total customized credit default swap index tranches related to securitization entities	312	—	2	312	—	14

Total credit default swaps on index tranches	$412	$—	$2	$412	$1	$14

(1)	The current attachment/detachment as of September 30, 2016 and December 31, 2015 was 7% – 15%.
(2)	Original notional value was $39 million.
(3)	Original notional value was $300 million.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents our estimated fair value of financial assets and liabilities that are not required to be carried at fair value as of the dates indicated:

	September 30, 2016
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,017	$6,491	$—	$—	$6,491
Restricted commercial mortgage loans		(1)	134	151	—	—	151
Other invested assets		(1)	429	442	—	342	100
Liabilities:
Long-term borrowings (2)		(1)	4,194	3,661	—	3,511	150
Non-recourse funding obligations (2)		(1)	310	181	—	—	181
Borrowings related to securitization entities		(1)	67	69	—	69	—
Investment contracts		(1)	16,792	18,027	—	5	18,022
Other firm commitments:
Commitments to fund limited partnerships	188		—	—	—	—	—
Ordinary course of business lending commitments	149		—	—	—	—	—

	December 31, 2015
	Notional amount		Carrying amount	Fair value
(Amounts in millions)				Total	Level 1	Level 2	Level 3
Assets:
Commercial mortgage loans		$(1)	$6,170	$6,476	$—	$—	$6,476
Restricted commercial mortgage loans		(1)	161	179	—	—	179
Other invested assets		(1)	273	279	—	197	82
Liabilities:
Long-term borrowings (2)		(1)	4,570	3,518	—	3,343	175
Non-recourse funding obligations (2)		(1)	1,920	1,401	—	—	1,401
Borrowings related to securitization entities		(1)	98	104	—	104	—
Investment contracts		(1)	17,258	17,910	—	5	17,905
Other firm commitments:
Commitments to fund limited partnerships	131		—	—	—	—	—
Ordinary course of business lending commitments	40		—	—	—	—	—

(1)	These financial instruments do not have notional amounts.
(2)	See note 9 for additional information related to borrowings.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 2 measurements

Fixed maturity securities

•

Third-party pricing services: In estimating the fair value of fixed maturity securities, approximately 92% of our portfolio is priced using third-party pricing sources. These pricing services utilize industry-standard valuation techniques that include market-based approaches, income-based approaches, a combination of market-based and income-based approaches or other proprietary, internally generated

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

models as part of the valuation processes. These third-party pricing vendors maximize the use of publicly available data inputs to generate valuations for each asset class. Priority and type of inputs used may change frequently as certain inputs may be more direct drivers of valuation at the time of pricing. Examples of significant inputs incorporated by third-party pricing services may include sector and issuer spreads, seasoning, capital structure, security optionality, collateral data, prepayment assumptions, default assumptions, delinquencies, debt covenants, benchmark yields, trade data, dealer quotes, credit ratings, maturity and weighted-average life. We conduct regular meetings with our third-party pricing services for the purpose of understanding the methodologies, techniques and inputs used by the third-party pricing providers.

The following table presents a summary of the significant inputs used by our third-party pricing services for certain fair value measurements of fixed maturity securities that are classified as Level 2 as of September 30, 2016:

(Amounts in millions)	Fair value	Primary methodologies	Significant inputs
U.S. government, agencies and government-sponsored enterprises	$6,701	Price quotes from trading desk, broker feeds	Bid side prices, trade prices, Option Adjusted Spread (“OAS”) to swap curve, Bond Market Association OAS, Treasury Curve, Agency Bullet Curve, maturity to issuer spread

State and political subdivisions	$2,780	Multi-dimensional attribute-based modeling systems, third-party pricing vendors	Trade prices, material event notices, Municipal Market Data benchmark yields, broker quotes

Non-U.S. government	$2,210	Matrix pricing, spread priced to benchmark curves, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

U.S. corporate	$24,564	Multi-dimensional attribute-based modeling systems, broker quotes, price quotes from market makers, internal models, OAS-based models	Bid side prices to Treasury Curve, Issuer Curve, which includes sector, quality, duration, OAS percentage and change for spread matrix, trade prices, comparative transactions, Trade Reporting and Compliance Engine (“TRACE”) reports

Non-U.S. corporate	$11,093	Multi-dimensional attribute-based modeling systems, OAS-based models, price quotes from market makers	Benchmark yields, trade prices, broker quotes, comparative transactions, issuer spreads, bid-offer spread, market research publications, third-party pricing sources

Residential mortgage-backed	$4,786	OAS-based models, To Be Announced pricing models, single factor binomial models, internally priced	Prepayment and default assumptions, aggregation of bonds with similar characteristics, including collateral type, vintage, tranche type, weighted-average life, weighted-average loan age, issuer program and delinquency ratio, pay up and pay down factors, TRACE reports

Commercial mortgage-backed	$3,145	Multi-dimensional attribute-based modeling systems, pricing matrix, spread matrix priced to swap curves, Trepp commercial mortgage-backed securities analytics model	Credit risk, interest rate risk, prepayment speeds, new issue data, collateral performance, origination year, tranche type, original credit ratings, weighted-average life, cash flows, spreads derived from broker quotes, bid side prices, spreads to daily updated swaps curves, TRACE reports

Other asset-backed	$3,177	Multi-dimensional attribute-based modeling systems, spread matrix priced to swap curves, price quotes from market makers, internal models	Spreads to daily updated swaps curves, spreads derived from trade prices and broker quotes, bid side prices, new issue data, collateral performance, analysis of prepayment speeds, cash flows, collateral loss analytics, historical issue analysis, trade data from market makers, TRACE reports

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Internal models: A portion of our state and political subdivisions, non-U.S. government, U.S. corporate and non-U.S. corporate securities are valued using internal models. The fair value of these fixed maturity securities were $8 million, $17 million, $626 million and $326 million, respectively, as of September 30, 2016. Internally modeled securities are primarily private fixed maturity securities where we use market observable inputs such as an interest rate yield curve, published credit spreads for similar securities based on the external ratings of the instrument and related industry sector of the issuer. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps and liquidity premiums are established using inputs from market participants.

Equity securities. The primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active.

Level 3 measurements

Fixed maturity securities

•	Internal models: A portion of our U.S. government, agencies and government-sponsored enterprises, non-U.S. government, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using internal models. The primary inputs to the valuation of the bond population include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, duration, call provisions, issuer rating, benchmark yields and credit spreads. Certain private fixed maturity securities are valued using an internal model using market observable inputs such as interest rate yield curve, as well as published credit spreads for similar securities where there are no external ratings of the instrument and include a significant unobservable input. Additionally, we may apply certain price caps and liquidity premiums in the valuation of private fixed maturity securities. Price caps are established using inputs from market participants. For structured securities, the primary inputs to the valuation include quoted prices for identical assets, or similar assets in markets that are not active, contractual cash flows, weighted-average coupon, weighted-average maturity, issuer rating, structure of the security, expected prepayment speeds and volumes, collateral type, current and forecasted loss severity, average delinquency rates, vintage of the loans, geographic region, debt service coverage ratios, payment priority with the tranche, benchmark yields and credit spreads. The fair value of our Level 3 fixed maturity securities priced using internal models was $3,618 million as of September 30, 2016.

•	Broker quotes: A portion of our state and political subdivisions, U.S. corporate, non-U.S. corporate, residential mortgage-backed, commercial mortgage-backed and other asset-backed securities are valued using broker quotes. Broker quotes are obtained from third-party providers that have current market knowledge to provide a reasonable price for securities not routinely priced by third-party pricing services. Brokers utilized for valuation of assets are reviewed annually. The fair value of our Level 3 fixed maturity securities priced by broker quotes was $729 million as of September 30, 2016.

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

For GMWB liabilities, non-performance risk is integrated into the discount rate. Our discount rate used to determine fair value of our GMWB liabilities includes market credit spreads above U.S. Treasury rates to reflect an adjustment for the non-performance risk of the GMWB liabilities. As of September 30, 2016 and December 31, 2015, the impact of non-performance risk resulted in a lower fair value of our GMWB liabilities of $88 million and $79 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our assets by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$6,703	$—	$6,701	$2
State and political subdivisions	2,824	—	2,788	36
Non-U.S. government	2,227	—	2,227	—
U.S. corporate:
Utilities	4,749	—	4,187	562
Energy	2,279	—	2,077	202
Finance and insurance	6,340	—	5,520	820
Consumer—non-cyclical	4,878	—	4,775	103
Technology and communications	2,726	—	2,673	53
Industrial	1,291	—	1,213	78
Capital goods	2,195	—	2,059	136
Consumer—cyclical	1,660	—	1,395	265
Transportation	1,215	—	1,091	124
Other	362	—	200	162

Total U.S. corporate	27,695	—	25,190	2,505

Non-U.S. corporate:
Utilities	961	—	592	369
Energy	1,395	—	1,170	225
Finance and insurance	2,658	—	2,444	214
Consumer—non-cyclical	822	—	678	144
Technology and communications	1,047	—	966	81
Industrial	1,018	—	906	112
Capital goods	580	—	407	173
Consumer—cyclical	505	—	434	71
Transportation	683	—	510	173
Other	3,339	—	3,312	27

Total non-U.S. corporate	13,008	—	11,419	1,589

Residential mortgage-backed	4,823	—	4,786	37
Commercial mortgage-backed	3,173	—	3,145	28
Other asset-backed	3,327	—	3,177	150

Total fixed maturity securities	63,780	—	59,433	4,347

Equity securities	590	520	24	46

Other invested assets:
Trading securities	384	—	384	—
Derivative assets:
Interest rate swaps	1,260	—	1,260	—
Foreign currency swaps	6	—	6	—
Equity index options	61	—	—	61
Other foreign currency contracts	4	—	3	1

Total derivative assets	1,331	—	1,269	62

Securities lending collateral	417	—	417	—

Total other invested assets	2,132	—	2,070	62

Restricted other invested assets related to securitization entities	312	—	181	131
Reinsurance recoverable (1)	24	—	—	24
Separate account assets	7,485	7,485	—	—

Total assets	$74,323	$8,005	$61,708	$4,610

(1)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2016	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2016	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$2	$—	$—	$—	$—	$—	$—	$—	$—	$2	$—
State and political subdivisions	36	1	—	—	—	—	—	—	(1)	36	1
U.S. corporate:
Utilities	552	1	4	54	(6)	—	(1)	1	(43)	562	—
Energy	208	—	3	—	—	—	(8)	—	(1)	202	—
Finance and insurance	775	4	14	27	(5)	—	(32)	37	—	820	5
Consumer—non-cyclical	102	—	1	5	(5)	—	—	—	—	103	—
Technology and communications	40	1	—	12	—	—	—	—	—	53	1
Industrial	78	—	—	—	—	—	—	—	—	78	—
Capital goods	135	—	1	—	—	—	—	—	—	136	1
Consumer—cyclical	254	—	—	19	(5)	—	(1)	1	(3)	265	—
Transportation	129	—	1	—	—	—	(6)	—	—	124	—
Other	147	—	—	—	—	—	(1)	16	—	162	—

Total U.S. corporate	2,420	6	24	117	(21)	—	(49)	55	(47)	2,505	7

Non-U.S. corporate:
Utilities	331	—	1	52	(5)	—	—	—	(10)	369	—
Energy	234	—	9	8	(9)	—	(17)	—	—	225	—
Finance and insurance	201	—	3	11	(1)	—	—	—	—	214	—
Consumer—non-cyclical	168	2	(1)	3	(3)	—	(37)	12	—	144	—
Technology and communications	80	—	1	2	(2)	—	—	—	—	81	—
Industrial	95	—	2	17	(17)	—	—	15	—	112	—
Capital goods	212	1	(2)	—	—	—	(5)	—	(33)	173	1
Consumer—cyclical	71	—	—	—	—	—	—	—	—	71	—
Transportation	186	1	(1)	—	—	—	(14)	1	—	173	—
Other	29	(2)	2	—	(12)	—	—	10	—	27	(2)

Total non-U.S. corporate	1,607	2	14	93	(49)	—	(73)	38	(43)	1,589	(1)

Residential mortgage-backed	96	—	—	—	(45)	—	(8)	5	(11)	37	—
Commercial mortgage-backed	33	—	(3)	—	—	—	—	—	(2)	28	—
Other asset-backed	198	(6)	7	—	(5)	—	(5)	25	(64)	150	(6)

Total fixed maturity securities	4,392	3	42	210	(120)	—	(135)	123	(168)	4,347	1

Equity securities	44	—	—	2	—	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Equity index options	57	9	—	15	—	—	(20)	—	—	61	—
Other foreign currency contracts	1	—	—	—	—	—	—	—	—	1	—

Total derivative assets	58	9	—	15	—	—	(20)	—	—	62	—

Total other invested assets	58	9	—	15	—	—	(20)	—	—	62	—

Restricted other invested assets related to securitization entities	131	—	—	—	—	—	—	—	—	131	—
Reinsurance recoverable (2)	26	(3)	—	—	—	1	—	—	—	24	(3)

Total Level 3 assets	$4,651	$9	$42	$227	$(120)	$1	$(155)	$123	$(168)	$4,610	$(2)

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2015	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and political subdivisions	40	1	(1)	—	—	—	—	—	(5)	35	1
Non-U.S. government	5	—	—	—	—	—	—	—	(5)	—	—
U.S. corporate:
Utilities	448	—	1	23	—	—	—	8	(17)	463	—
Energy	269	—	(3)	—	—	—	(1)	—	—	265	—
Finance and insurance	629	4	(3)	55	—	—	(3)	—	(20)	662	3
Consumer—non-cyclical	108	—	(1)	—	—	—	(2)	—	(10)	95	—
Technology and communications	33	1	1	—	—	—	—	—	(1)	34	1
Industrial	36	—	1	28	—	—	—	—	—	65	—
Capital goods	165	—	(2)	27	—	—	—	—	—	190	—
Consumer—cyclical	296	1	(2)	30	—	—	(28)	10	—	307	—
Transportation	121	—	(1)	—	—	—	(1)	—	(9)	110	—
Other	166	—	2	—	—	—	(1)	19	—	186	—

Total U.S. corporate	2,271	6	(7)	163	—	—	(36)	37	(57)	2,377	4

Non-U.S. corporate:
Utilities	326	—	—	18	—	—	—	—	—	344	—
Energy	305	—	(3)	—	—	—	(23)	—	—	279	—
Finance and insurance	218	—	1	15	—	—	—	—	—	234	—
Consumer—non-cyclical	169	—	—	—	—	—	(11)	—	(1)	157	—
Technology and communications	42	—	—	—	—	—	—	—	—	42	—
Industrial	125	—	—	—	—	—	(4)	—	(33)	88	—
Capital goods	237	—	(2)	—	—	—	(5)	—	—	230	—
Consumer—cyclical	73	—	(2)	—	—	—	—	16	—	87	—
Transportation	154	—	—	—	—	—	(8)	—	—	146	—
Other	75	—	(2)	—	—	—	—	—	—	73	—

Total non-U.S. corporate	1,724	—	(8)	33	—	—	(51)	16	(34)	1,680	—

Residential mortgage-backed	132	—	(3)	6	—	—	(2)	9	(72)	70	—
Commercial mortgage-backed	25	—	(1)	—	—	—	—	—	(13)	11	—
Other asset-backed	1,360	—	(7)	34	(14)	—	(50)	77	(94)	1,306	2

Total fixed maturity securities	5,560	7	(27)	236	(14)	—	(139)	139	(280)	5,482	7

Equity securities	41	—	—	—	(4)	—	—	1	—	38	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	—	—	—	1	—
Equity index options	12	6	—	—	—	—	(3)	—	—	15	5

Total derivative assets	13	6	—	—	—	—	(3)	—	—	16	5

Total other invested assets	13	6	—	—	—	—	(3)	—	—	16	5

Restricted other invested assets related to securitization entities	230	1	—	—	—	—	—	—	—	231	1
Reinsurance recoverable (2)	10	9	—	—	—	—	—	—	—	19	9

Total Level 3 assets	$5,854	$23	$(27)	$236	$(18)	$—	$(142)	$140	$(280)	$5,786	$22

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2016	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2016	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$3	$—	$—	$—	$—	$—	$(1)	$—	$—	$2	$—
State and political subdivisions	35	2	(1)	7	—	—	—	—	(7)	36	2
U.S. corporate:
Utilities	449	1	28	101	(6)	—	(9)	68	(70)	562	—
Energy	253	—	(1)	—	—	—	(10)	7	(47)	202	—
Finance and insurance	715	12	58	54	(14)	—	(59)	72	(18)	820	11
Consumer—non-cyclical	109	—	7	5	(18)	—	—	—	—	103	—
Technology and communications	35	2	4	12	—	—	—	—	—	53	2
Industrial	61	—	5	—	—	—	—	12	—	78	—
Capital goods	180	1	6	—	(10)	—	—	—	(41)	136	1
Consumer—cyclical	239	4	9	44	(5)	—	(42)	19	(3)	265	—
Transportation	106	1	9	17	—	—	(14)	5	—	124	1
Other	182	1	1	—	—	—	(5)	16	(33)	162	1

Total U.S. corporate	2,329	22	126	233	(53)	—	(139)	199	(212)	2,505	16

Non-U.S. corporate:
Utilities	287	—	9	62	(5)	—	—	26	(10)	369	—
Energy	252	—	33	8	(11)	—	(31)	—	(26)	225	—
Finance and insurance	191	2	11	11	(1)	—	—	—	—	214	2
Consumer—non-cyclical	169	2	9	3	(3)	—	(48)	12	—	144	—
Technology and communications	62	—	6	18	(5)	—	—	—	—	81	—
Industrial	84	—	7	17	(20)	—	—	24	—	112	—
Capital goods	213	1	7	—	—	—	(15)	—	(33)	173	1
Consumer—cyclical	71	—	2	—	—	—	(2)	—	—	71	—
Transportation	144	1	3	—	—	—	(14)	39	—	173	—
Other	72	(2)	4	—	(12)	—	(7)	10	(38)	27	(2)

Total non-U.S. corporate	1,545	4	91	119	(57)	—	(117)	111	(107)	1,589	1

Residential mortgage-backed	116	—	2	51	(45)	—	(13)	13	(87)	37	—
Commercial mortgage-backed	10	—	1	23	—	—	(4)	—	(2)	28	—
Other asset-backed	1,142	(16)	3	12	(25)	—	(19)	66	(1,013)	150	(16)

Total fixed maturity securities	5,180	12	222	445	(180)	—	(293)	389	(1,428)	4,347	3

Equity securities	38	—	—	8	—	—	—	—	—	46	—

Other invested assets:
Derivative assets:
Credit default swaps	1	—	—	—	—	—	(1)	—	—	—	—
Equity index options	30	5	—	51	—	—	(25)	—	—	61	(4)
Other foreign currency contracts	3	(2)	—	1	—	—	(1)	—	—	1	(2)

Total derivative assets	34	3	—	52	—	—	(27)	—	—	62	(6)

Total other invested assets	34	3	—	52	—	—	(27)	—	—	62	(6)

Restricted other invested assets related to securitization entities	232	(55)	—	—	—	—	(46)	—	—	131	9
Reinsurance recoverable (2)	17	5	—	—	—	2	—	—	—	24	5

Total Level 3 assets	$5,501	$(35)	$222	$505	$(180)	$2	$(366)	$389	$(1,428)	$4,610	$11

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities. Most significantly, the majority of the transfers out of Level 3 related to a reclassification of collateralized loan obligation securities previously valued using a broker priced source to now being valued using third-party pricing services.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2015	Total realized and unrealized gains (losses)		Purchases	Sales	Issuances	Settlements	Transfer into Level 3 (1)	Transfer out of Level 3 (1)	Ending balance as of September 30, 2015	Total gains (losses) included in net income (loss) attributable to assets still held
		Included in net income (loss)	Included in OCI
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$4	$—	$—	$—	$—	$—	$(1)	$—	$—	$3	$—
State and political subdivisions	30	2	8	5	—	—	—	—	(10)	35	2
Non-U.S. government	7	—	(1)	—	—	—	(1)	—	(5)	—	—
U.S. corporate:
Utilities	444	—	(9)	38	—	—	(2)	10	(18)	463	—
Energy	285	—	(7)	4	(4)	—	(5)	—	(8)	265	—
Finance and insurance	616	12	(25)	83	—	—	(28)	47	(43)	662	10
Consumer—non-cyclical	140	2	—	—	—	—	(37)	—	(10)	95	—
Technology and communications	45	2	(2)	—	—	—	—	—	(11)	34	2
Industrial	36	—	1	28	—	—	—	—	—	65	—
Capital goods	166	—	(3)	28	(1)	—	—	—	—	190	—
Consumer—cyclical	363	1	(3)	39	—	—	(36)	10	(67)	307	—
Transportation	153	1	(3)	7	—	—	(30)	—	(18)	110	1
Other	171	1	—	—	—	—	(5)	19	—	186	1

Total U.S. corporate	2,419	19	(51)	227	(5)	—	(143)	86	(175)	2,377	14

Non-U.S. corporate:
Utilities	328	—	(2)	18	—	—	—	—	—	344	—
Energy	324	(1)	(5)	—	(9)	—	(30)	—	—	279	(1)
Finance and insurance	221	2	(3)	21	—	—	(3)	—	(4)	234	2
Consumer—non-cyclical	197	—	2	—	—	—	(41)	—	(1)	157	—
Technology and communications	42	—	—	—	—	—	—	1	(1)	42	—
Industrial	131	—	—	7	—	—	(18)	1	(33)	88	—
Capital goods	237	—	(2)	—	—	—	(5)	—	—	230	—
Consumer—cyclical	89	—	(1)	—	—	—	—	16	(17)	87	—
Transportation	154	—	—	—	—	—	(8)	—	—	146	—
Other	81	—	3	—	—	—	(11)	1	(1)	73	—

Total non-U.S. corporate	1,804	1	(8)	46	(9)	—	(116)	19	(57)	1,680	1

Residential mortgage-backed	65	—	(3)	37	—	—	(7)	50	(72)	70	—
Commercial mortgage-backed	5	—	(1)	9	—	—	(1)	13	(14)	11	—
Other asset-backed	1,420	3	10	129	(22)	—	(234)	141	(141)	1,306	2

Total fixed maturity securities	5,754	25	(46)	453	(36)	—	(503)	309	(474)	5,482	19

Equity securities	34	—	—	1	(5)	—	—	8	—	38	—

Other invested assets:
Derivative assets:
Credit default swaps	3	—	—	—	—	—	(2)	—	—	1	—
Equity index options	17	(11)	—	12	—	—	(3)	—	—	15	(8)

Total derivative assets	20	(11)	—	12	—	—	(5)	—	—	16	(8)

Total other invested assets	20	(11)	—	12	—	—	(5)	—	—	16	(8)

Restricted other invested assets related to securitization entities	230	1	—	—	—	—	—	—	—	231	1
Reinsurance recoverable (2)	13	5	—	—	—	1	—	—	—	19	5

Total Level 3 assets	$6,051	$20	$(46)	$466	$(41)	$1	$(508)	$317	$(474)	$5,786	$17

(1)	The transfers into and out of Level 3 for fixed maturity securities were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value, such as external ratings or credit spreads, as well as changes in the industry sectors assigned to specific securities.
(2)	Represents embedded derivatives associated with the reinsured portion of our GMWB liabilities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses included in net income (loss) from assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Total realized and unrealized gains (losses) included in net income (loss):
Net investment income	$11	$9	$(33)	$30
Net investment gains (losses)	(2)	14	(2)	(10)

Total	$9	$23	$(35)	$20

Total gains (losses) included in net income (loss) attributable to assets still held:
Net investment income	$9	$8	$23	$23
Net investment gains (losses)	(11)	14	(12)	(6)

Total	$(2)	$22	$11	$17

The amount presented for unrealized gains (losses) included in net income (loss) for available-for-sale securities represents impairments and accretion on certain fixed maturity securities.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of the significant unobservable inputs used for certain asset fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2016:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Fixed maturity securities:
U.S. corporate:
Utilities	Internal models	$537	Credit spreads	94bps - 315bps	158bps
Energy	Internal models	65	Credit spreads	113bps - 359bps	183bps
Finance and insurance	Internal models	746	Credit spreads	92bps - 528bps	253bps
Consumer—non-cyclical	Internal models	103	Credit spreads	107bps - 326bps	189bps
Technology and communications	Internal models	53	Credit spreads	295bps - 390bps	372bps
Industrial	Internal models	49	Credit spreads	139bps - 346bps	229bps
Capital goods	Internal models	136	Credit spreads	70bps - 291bps	136bps
Consumer—cyclical	Internal models	240	Credit spreads	70bps - 313bps	188bps
Transportation	Internal models	115	Credit spreads	87bps - 292bps	170bps
Other	Internal models	131	Credit spreads	84bps - 187bps	116bps

Total U.S. corporate	Internal models	$2,175	Credit spreads	70bps - 528bps	200bps

Non-U.S. corporate:
Utilities	Internal models	$369	Credit spreads	94bps - 192bps	135bps
Energy	Internal models	153	Credit spreads	117bps - 221bps	165bps
Finance and insurance	Internal models	204	Credit spreads	90bps - 255bps	146bps
Consumer—non-cyclical	Internal models	132	Credit spreads	70bps - 254bps	158bps
Technology and communications	Internal models	81	Credit spreads	117bps - 254bps	191bps
Industrial	Internal models	103	Credit spreads	132bps - 254bps	195bps
Capital goods	Internal models	124	Credit spreads	117bps - 221bps	155bps
Consumer—cyclical	Internal models	71	Credit spreads	110bps - 186bps	150bps
Transportation	Internal models	145	Credit spreads	95bps - 243bps	141bps
Other	Internal models	14	Credit spreads	105bps - 916bps	345bps

Total non-U.S. corporate	Internal models	$1,396	Credit spreads	70bps - 916bps	155bps

Derivative assets:

Equity index options	Discounted cash flows	$61	Equity index volatility	— % - 26%	17%

Other foreign currency contracts	Discounted cash flows	$1	Foreign exchange rate volatility	9% - 12%	11%

Certain classes of instruments classified as Level 3 are excluded above as a result of not being material or due to limitations in being able to obtain the underlying inputs used by certain third-party sources, such as broker quotes, used as an input in determining fair value.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth our liabilities by class of instrument that are measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2016
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$439	$—	$—	$439
Fixed index annuity embedded derivatives	364	—	—	364
Indexed universal life embedded derivatives	13	—	—	13

Total policyholder account balances	816	—	—	816

Derivative liabilities:
Interest rate swaps	397	—	397	—
Foreign currency swaps	5	—	5	—
Credit default swaps related to securitization entities	2	—	2	—
Equity return swaps	5	—	5	—
Other foreign currency contracts	32	—	32	—

Total derivative liabilities	441	—	441	—

Borrowings related to securitization entities	11	—	—	11

Total liabilities	$1,268	$—	$441	$827

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

	December 31, 2015
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$—	$—	$352
Fixed index annuity embedded derivatives	342	—	—	342
Indexed universal life embedded derivatives	10	—	—	10

Total policyholder account balances	704	—	—	704

Derivative liabilities:
Interest rate swaps	220	—	220	—
Interest rate swaps related to securitization entities	30	—	30	—
Inflation indexed swaps	33	—	33	—
Foreign currency swaps	27	—	27	—
Credit default swaps related to securitization entities	14	—	—	14
Equity return swaps	1	—	1	—
Other foreign currency contracts	34	—	34	—

Total derivative liabilities	359	—	345	14

Borrowings related to securitization entities	81	—	—	81

Total liabilities	$1,144	$—	$345	$799

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of July 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$494	$(63)	$—	$—	$—	$8	$—	$—	$—	$439	$(59)
Fixed index annuity embedded derivatives	351	16	—	—	—	—	(3)	—	—	364	16
Indexed universal life embedded derivatives	13	(3)	—	—	—	3	—	—	—	13	(3)

Total policyholder account balances	858	(50)	—	—	—	11	(3)	—	—	816	(46)

Borrowings related to securitization entities	11	—	—	—	—	—	—	—	—	11	—

Total Level 3 liabilities	$869	$(50)	$—	$—	$—	$11	$(3)	$—	$—	$827	$(46)

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of July 1, 2015	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$255	$126	$—	$—	$—	$9	$—	$—	$—	$390	$124
Fixed index annuity embedded derivatives	322	(31)	—	—	—	14	(1)	—	—	304	(31)
Indexed universal life embedded derivatives	9	(2)	—	—	—	3	—	—	—	10	(2)

Total policyholder account balances	586	93	—	—	—	26	(1)	—	—	704	91

Derivative liabilities:
Credit default swaps related to securitization entities	8	1	—	1	—	—	—	—	—	10	1

Total derivative liabilities	8	1	—	1	—	—	—	—	—	10	1

Borrowings related to securitization entities	84	(4)	—	—	—	—	—	—	—	80	(4)

Total Level 3 liabilities	$678	$90	$—	$1	$—	$26	$(1)	$—	$—	$794	$88

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of or for the dates indicated:

(Amounts in millions)	Beginning balance as of January 1, 2016	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2016	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$352	$63	$—	$—	$—	$24	$—	$—	$—	$439	$72
Fixed index annuity embedded derivatives	342	22	—	—	—	10	(10)	—	—	364	22
Indexed universal life embedded derivatives	10	(6)	—	—	—	9	—	—	—	13	(6)

Total policyholder account balances	704	79	—	—	—	43	(10)	—	—	816	88

Derivative liabilities:
Credit default swaps related to securitization entities	14	(13)	—	—	—	—	2	—	(3)	—	—

Total derivative liabilities	14	(13)	—	—	—	—	2	—	(3)	—	—

Borrowings related to securitization entities	81	(65)	—	—	—	—	(5)	—	—	11	—

Total Level 3 liabilities	$799	$1	$—	$—	$—	$43	$(13)	$—	$(3)	$827	$88

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Beginning balance as of January 1, 2015	Total realized and unrealized (gains) losses		Purchases	Sales	Issuances	Settlements	Transfer into Level 3	Transfer out of Level 3	Ending balance as of September 30, 2015	Total (gains) losses included in net (income) loss attributable to liabilities still held
		Included in net (income) loss	Included in OCI
Policyholder account balances:
GMWB embedded derivatives (1)	$291	$73	$—	$—	$—	$26	$—	$—	$—	$390	$75
Fixed index annuity embedded derivatives	276	(14)	—	—	—	47	(5)	—	—	304	(14)
Indexed universal life embedded derivatives	7	(5)	—	—	—	8	—	—	—	10	(5)

Total policyholder account balances	574	54	—	—	—	81	(5)	—	—	704	56

Derivative liabilities:
Credit default swaps related to securitization entities	17	(10)	—	3	—	—	—	—	—	10	(10)

Total derivative liabilities	17	(10)	—	3	—	—	—	—	—	10	(10)

Borrowings related to securitization entities	85	(6)	—	—	—	1	—	—	—	80	(6)

Total Level 3 liabilities	$676	$38	$—	$3	$—	$82	$(5)	$—	$—	$794	$40

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

The following table presents the gains and losses included in net (income) loss from liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value and the related income statement line item in which these gains and losses were presented for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Total realized and unrealized (gains) losses included in net (income) loss:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(50)	90	1	38

Total	$(50)	$90	$1	$38

Total (gains) losses included in net (income) loss attributable to liabilities still held:
Net investment income	$—	$—	$—	$—
Net investment (gains) losses	(46)	88	88	40

Total	$(46)	$88	$88	$40

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

The following table presents a summary of the significant unobservable inputs used for certain liability fair value measurements that are based on internal models and classified as Level 3 as of September 30, 2016:

(Amounts in millions)	Valuation technique	Fair value	Unobservable input	Range	Weighted-average
Policyholder account balances:
			Withdrawal utilization rate	— % - 99%	68%
			Lapse rate	— % - 15%	6%
			Non-performance risk (credit spreads)	40bps - 85bps	71bps
GMWB embedded derivatives (1)	Stochastic cash flow model	$439	Equity index volatility	15% - 24%	21%
Fixed index annuity embedded derivatives	Option budget method	$364	Expected future interest credited	— % - 2%	2%
Indexed universal life embedded derivatives	Option budget method	$13	Expected future interest credited	4% - 9%	6%

(1)	Represents embedded derivatives associated with our GMWB liabilities, excluding the impact of reinsurance.

(7) Deferred Acquisition Costs

The following table presents the activity impacting deferred acquisition costs (“DAC”) for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2016	2015
Unamortized beginning balance	$4,569	$5,200
Impact of foreign currency translation	8	(20)
Costs deferred	124	228
Amortization, net of interest accretion	(257)	(266)
Impairment	—	(455)

Unamortized ending balance	4,444	4,687
Accumulated effect of net unrealized investment (gains) losses	(462)	(246)

Ending balance	$3,982	$4,441

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We regularly review DAC to determine if it is recoverable from future income. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency in our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization and increased our future policy benefit reserves by $18 million. In the third quarter of 2016, driven by aging of the in-force and the low interest rate environment, we determined that an additional premium deficiency existed in our fixed immediate annuity products that resulted in a further increase to our future policy benefit reserves of $6 million. As of September 30, 2016, we believe all of our other businesses had sufficient future income and therefore the related DAC was recoverable.

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

(8) Liability for Policy and Contract Claims

The following table sets forth our recorded liability for policy and contract claims by business as of the dates indicated:

(Amounts in millions)	September 30, 2016	December 31, 2015
Long-term care insurance	$7,654	$6,749
U.S. mortgage insurance	658	849
Australia mortgage insurance	215	165
Life insurance	195	202
Canada mortgage insurance	112	87
Runoff	16	18
Fixed annuities	12	18
Other mortgage insurance	7	7

Total liability for policy and contract claims	$8,869	$8,095

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term care insurance

The following table sets forth changes in the liability for policy and contract claims for our long-term care insurance business for the dates indicated:

	As of or for the nine months ended September 30,
(Amounts in millions)	2016	2015
Beginning balance	$6,749	$6,216
Less reinsurance recoverables	(2,055)	(1,926)

Net beginning balance	4,694	4,290

Incurred related to insured events of:
Current year	1,546	1,241
Prior years	378	6

Total incurred	1,924	1,247

Paid related to insured events of:
Current year	(82)	(75)
Prior years	(1,160)	(1,050)

Total paid	(1,242)	(1,125)

Interest on liability for policy and contract claims	188	172

Net ending balance	5,564	4,584
Add reinsurance recoverables	2,090	1,999

Ending balance	$7,654	$6,583

As of September 30, 2016, the liability for policy and contract claims increased $905 million in our long-term care insurance business largely from the completion of our annual review of assumptions in the third quarter of 2016 which increased reserves by $460 million and increased reinsurance recoverables by $25 million. The increase was also attributable to aging and growth of the in-force block and higher severity on new claims in the current year. Based on our annual review of our long-term care insurance claim reserves, which included an additional year of claims experience since our last annual review in the third quarter of 2015, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The primary impact of assumption changes was from an overall lowering of claim termination rate assumptions for longer duration claims, particularly for reimbursement claims. We also updated our claim termination rate assumptions to reflect differences between product types, separating our indemnity and reimbursement blocks that were previously combined, and modestly refined our utilization rate assumptions and methodologies as well as refined our methodology primarily related to the calculation of incurred but not reported reserves to better reflect the aging of the in-force blocks.

For the nine months ended September 30, 2016, the incurred amount of $378 million related to insured events of prior years increased largely as a result of the completion of our annual review of our long-term care insurance claim reserves, as described above, which resulted in recording higher reserves of $305 million, net of reinsurance recoverables of $25 million. In addition, we recorded $39 million of unfavorable adjustments in the second quarter of 2016, which included refinements to the calculations of claim reserves.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Borrowings and Other Financings

(a) Short-Term Borrowings

Revolving Credit Facilities

On May 20, 2016, Genworth MI Canada Inc. (“Genworth Canada”), our majority-owned subsidiary, entered into a CAD$100 million senior unsecured revolving credit facility, which matures on May 20, 2019. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. Genworth Canada’s credit facility includes customary representations, warranties, covenants, terms and conditions. As of September 30, 2016, there was no amount outstanding under Genworth Canada’s credit facility.

In April 2016, Genworth Holdings terminated its $300 million multicurrency revolving credit facility, prior to its September 26, 2016 maturity date. There were no amounts outstanding under the credit facility at the time of termination.

(b) Long-Term Borrowings

The following table sets forth total long-term borrowings as of the dates indicated:

(Amounts in millions)	September 30, 2016	December 31, 2015
Genworth Holdings (1)
8.625% Senior Notes, due 2016	$—	$298
6.52% Senior Notes, due 2018	597	598
7.70% Senior Notes, due 2020	397	397
7.20% Senior Notes, due 2021	381	389
7.625% Senior Notes, due 2021	705	724
4.90% Senior Notes, due 2023	399	399
4.80% Senior Notes, due 2024	400	400
6.50% Senior Notes, due 2034	297	297
6.15% Fixed-to-Floating Rate Junior Subordinated Notes, due 2066	598	598

Subtotal	3,774	4,100
Bond consent fees	(40)	—
Deferred borrowing charges	(20)	(21)

Total Genworth Holdings	3,714	4,079

Canada (2)
5.68% Senior Notes, due 2020	210	199
4.24% Senior Notes, due 2024	122	116

Subtotal	332	315
Deferred borrowing charges	(2)	(2)

Total Canada	330	313

Australia (3)
Floating Rate Junior Notes, due 2021	—	36
Floating Rate Junior Notes, due 2025	153	146

Subtotal	153	182
Deferred borrowing charges	(3)	(4)

Total Australia	150	178

Total	$4,194	$4,570

(1)	We have the option to redeem all or a portion of the senior notes at any time with notice to the noteholders at a price equal to the greater of 100% of principal or the sum of the present value of the remaining scheduled payments of principal and interest discounted at the then-current treasury rate plus an applicable spread.
(2)	Senior notes issued by Genworth Canada, our majority-owned subsidiary.
(3)	Subordinated floating rate notes issued by Genworth Financial Mortgage Insurance Pty Limited, our indirect wholly-owned subsidiary.

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

On March 18, 2016, Genworth Holdings, Genworth Financial, as guarantor, and the Trustee entered into Supplemental Indenture No. 12 to the Senior Notes Indenture and the Third Supplemental Indenture to the Subordinated Notes Indenture (the “Supplemental Indentures”) that amended the Senior Notes Indenture and the Subordinated Notes Indenture, respectively, to (i) exclude Genworth Life Insurance Company and Genworth Life Insurance Company of New York, which operate our long-term care insurance business, from the event of default provisions of the Indentures (such amendment also previously excluded Brookfield Life and Annuity Insurance Company Limited until it merged into Genworth Life Insurance Company in October 2016) and (ii) clarify that one or more transactions disposing of any or all of the Genworth Holdings’ long-term care and other life insurance businesses and assets (a “Life Sale”) would not constitute a disposition of “all or substantially all” of Genworth Holdings’ assets under the Indentures, provided that in order to rely on that clarification, the assets of our U.S. Mortgage Insurance segment would be contributed to Genworth Holdings and 80% of any Net Cash Proceeds, as defined in the Supplemental Indentures, to us from any Life Sale would be used to reduce outstanding indebtedness.

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

(c) Non-Recourse Funding Obligations

The following table sets forth the non-recourse funding obligations (surplus notes) of our wholly-owned, special purpose consolidated captive insurance subsidiaries as of the dates indicated:

(Amounts in millions)	September 30, 2016	December 31, 2015
Issuance
River Lake Insurance Company (a), due 2033	$—	$570
River Lake Insurance Company (b), due 2033	—	405
River Lake Insurance Company II (a), due 2035	—	192
River Lake Insurance Company II (b), due 2035	—	453
Rivermont Life Insurance Company I (a), due 2050	315	315

Subtotal	315	1,935
Deferred borrowing charges	(5)	(15)

Total	$310	$1,920

(a)	Accrual of interest based on one-month London Interbank Offered Rate (“LIBOR”) that resets every 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

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

(d) Repurchase agreements and securities lending activity

Repurchase agreements

We previously had a repurchase program in which we sold an investment security at a specified price and agreed to repurchase that security at another specified price at a later date. Repurchase agreements were treated as collateralized financing transactions and were carried at the amounts at which the securities were subsequently reacquired, including accrued interest, as specified in the respective agreement. The market value of securities to be repurchased were monitored and collateral levels adjusted where appropriate to protect the parties against credit exposure. Cash received was invested in fixed maturity securities. As of December 31, 2015, the fair value of securities pledged under the repurchase program was $231 million and the repurchase obligation of $229 million was included in other liabilities in the consolidated balance sheet. As of September 30, 2016, the fair value of securities pledged under the repurchase program and the repurchase obligation was zero as they matured during the three months ended June 30, 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Under the securities lending program in the United States, the borrower is required to provide collateral, which can consist of cash or government securities, on a daily basis in amounts equal to or exceeding 102% of the value of the loaned securities. Currently, we only accept cash collateral from borrowers under the program. Cash collateral received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. In the United States, the reinvested cash collateral is primarily invested in a money market fund approved by the National Association of Insurance Commissioners, U.S. and foreign government securities, U.S. government agency securities, asset-backed securities and corporate debt securities. As of September 30, 2016 and December 31, 2015, the fair value of securities loaned under our securities lending program in the United States was $401 million and $334 million, respectively. As of September 30, 2016 and December 31, 2015, the fair value of collateral held under our securities lending program in the United States was $417 million and $347 million, respectively, and the offsetting obligation to return collateral of $417 million and $347 million, respectively, was included in other liabilities in the consolidated balance sheets. We did not have any non-cash collateral provided by the borrowers in our securities lending program in the United States as of September 30, 2016 and December 31, 2015.

Under our securities lending program in Canada, the borrower is required to provide collateral consisting of government securities on a daily basis in amounts equal to or exceeding 105% of the fair value of the applicable securities loaned. Securities received from counterparties as collateral are not recorded on our consolidated balance sheet given that the risk and rewards of ownership is not transferred from the counterparties to us in the course of such transactions. Additionally, there was no cash collateral because it is not permitted as an acceptable form of collateral under the program. In Canada, the lending institution must be included on the approved Securities Lending Borrowers List with the Canadian regulator and the intermediary must be rated at least “AA-” by Standard & Poor’s Financial Services LLC. As of September 30, 2016 and December 31, 2015, the fair value of securities loaned under our securities lending program in Canada was $364 million and $340 million, respectively.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual maturity

The following tables present the remaining contractual maturity of the agreements as of the dates indicated:

	September 30, 2016
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$—	$—	$—	$—
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	78	—	—	—	78
Non-U.S. government	61	—	—	—	61
U.S. corporate	163	—	—	—	163
Non-U.S. corporate	110	—	—	—	110

Subtotal, fixed maturity securities	412	—	—	—	412

Equity securities	5	—	—	—	5

Total securities lending	417	—	—	—	417

Total repurchase agreements and securities lending	$417	$—	$—	$—	$417

	December 31, 2015
(Amounts in millions)	Overnight and continuous	Up to 30 days	31 - 90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. government, agencies and government-sponsored enterprises	$—	$58	$25	$146	$229
Securities lending:
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	18	—	—	—	18
Non-U.S. government	39	—	—	—	39
U.S. corporate	95	—	—	—	95
Non-U.S. corporate	190	—	—	—	190

Subtotal, fixed maturity securities	342	—	—	—	342

Equity securities	5	—	—	—	5

Total securities lending	347	—	—	—	347

Total repurchase agreements and securities lending	$347	$58	$25	$146	$576

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(Amounts in millions)	2016		2015		2016		2015
Pre-tax income (loss)	$(125)		$(351)		$376		$188

Statutory U.S. federal income tax rate	$(44)	35.0%	$(123)	35.0%	$132	35.0%	$66	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	—	—	(1)	0.4	1	0.2	3	1.4
Benefit on tax favored investments	1	(0.7)	(9)	2.5	(2)	(0.5)	(14)	(7.2)
Effect of foreign operations	5	(3.9)	(3)	0.8	(12)	(3.3)	(33)	(17.5)
Non-deductible expenses	(1)	0.5	—	—	(1)	(0.1)	1	0.6
Interest on uncertain tax positions	—	—	1	(0.2)	—	—	1	0.4
Valuation allowance	265	(212.9)	—	—	240	63.8	—	—
Stock-based compensation	2	(1.8)	2	(0.5)	5	1.4	4	2.0
Loss on sale of business	—	—	—	—	(1)	(0.2)	—	—
Other, net	(6)	4.8	(1)	0.1	(7)	(1.8)	(1)	(0.4)

Effective rate	$222	(179.0)%	$(134)	38.1%	$355	94.5%	$27	14.3%

The effective tax rate for the three and nine months ended September 30, 2016 was impacted by a valuation allowance of $265 million recorded on deferred tax assets. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. The effective tax rate for the nine months ended September 30, 2016 was also impacted by the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe due to taxable gains supporting the recognition of these deferred tax assets in the current year.

(11) Segment Information

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

In June 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million. In May 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million. In the first quarter of 2016, we recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of our mortgage insurance business in Europe. We recognized a tax charge of $7 million in the third quarter of 2015 from potential business portfolio changes related to the sale of this business. These transactions were excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the sale of businesses.

In June 2016, we settled restricted borrowings of $70 million related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt. In January 2016, we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 Notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million in the first quarter of 2016. In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings, Inc.’s notes with various maturity dates for a pre-tax loss of $1 million. These transactions were excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations. In the third quarter of 2015, we recorded a pre-tax DAC impairment of $455 million on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction.

In the third, second and first quarters of 2016, we recorded a pre-tax expense of $2 million, $5 million and $15 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In the second quarter of 2015, we also recorded a pre-tax expense of $3 million related to restructuring costs.

There were no infrequent or unusual items excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders during the periods presented other than fees incurred during the first quarter of 2016 related to Genworth Holdings’ bond consent solicitation of $18 million for broker, advisor and investment banking fees.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenues for our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Revenues:
U.S. Mortgage Insurance segment	$186	$161	$537	$497

Canada Mortgage Insurance segment	156	124	463	429

Australia Mortgage Insurance segment	115	122	333	360

U.S. Life Insurance segment:
Long-term care insurance	980	949	3,051	2,769
Life insurance	418	455	953	1,419
Fixed annuities	218	221	613	683

U.S. Life Insurance segment	1,616	1,625	4,617	4,871

Runoff segment	84	53	218	209

Corporate and Other activities	(7)	15	3	26

Total revenues	$2,150	$2,100	$6,171	$6,392

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities and a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for our segments and Corporate and Other activities to net loss available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Net operating income (loss) available to Genworth Financial, Inc.‘s common stockholders:
U.S. Mortgage Insurance segment	$67	$37	$189	$138

Canada Mortgage Insurance segment	36	38	107	115

Australia Mortgage Insurance segment	14	21	48	80

U.S. Life Insurance segment:
Long-term care insurance	(270)	(10)	(199)	10
Life insurance	48	31	110	93
Fixed annuities	15	19	28	75

U.S. Life Insurance segment	(207)	40	(61)	178

Runoff segment	12	(4)	22	16
Corporate and Other activities	(327)	(68)	(484)	(190)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	(405)	64	(179)	337
Adjustments to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Net investment gains (losses), net (1)	18	(33)	38	(29)
Gains (losses) on sale of businesses	—	—	3	—
Gains (losses) on early extinguishment of debt, net (2)	—	(2)	48	(2)
Gains (losses) from life block transactions	—	(455)	(9)	(455)
Expenses related to restructuring	(2)	—	(22)	(3)
Fees associated with bond consent solicitation	—	—	(18)	—
Taxes on adjustments	(6)	163	9	163

Income (loss) from continuing operations available to Genworth Financial, Inc.‘s common stockholders	(395)	(263)	(130)	11
Add: income from continuing operations attributable to noncontrolling interests	48	46	151	150

Income (loss) from continuing operations	(347)	(217)	21	161
Income (loss) from discontinued operations, net of taxes	15	(21)	(25)	(334)

Net loss	(332)	(238)	(4)	(173)
Less: net income attributable to noncontrolling interests	48	46	151	150

Net loss available to Genworth Financial, Inc.‘s common stockholders	$(380)	$(284)	$(155)	$(323)

(1)	For the three months ended September 30, 2016 and 2015, net investment gains (losses) were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $10 million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $(2) million and $8 million, respectively. For the nine months ended September 30, 2016 and 2015, net investment gains (losses) were adjusted for DAC and other intangible amortization and certain benefit reserves of $15 million and $24 million, respectively, and adjusted for net investment (gains) losses attributable to noncontrolling interests of $(8) million and $6 million, respectively.
(2)	For the three and nine months ended September 30, 2015, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $(1) million.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the dates indicated:

(Amounts in millions)	September 30, 2016	December 31, 2015
Assets:
U.S. Mortgage Insurance segment	$2,667	$2,899
Canada Mortgage Insurance segment	4,983	4,520
Australia Mortgage Insurance segment	2,794	2,987
U.S. Life Insurance segment	85,016	79,530
Runoff segment	11,503	12,115
Corporate and Other activities	1,889	4,253

Segment assets from continuing operations	108,852	106,304
Assets held for sale	—	127

Total assets	$108,852	$106,431

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

In a complaint filed in July 2016, Genworth Financial, Inc., Genworth Life and Annuity Insurance Company, Genworth Life Insurance Company of New York and Genworth Life Insurance Company were named in a putative class action lawsuit captioned Estate of Helen F. Walsh, Deceased v. Genworth Financial, Inc., et al, in the United States District Court for the Northern District of Ohio, Eastern Division. The complaint alleged

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

breach of contract involving optional inflation increase benefit riders on certain long-term care insurance policies and sought unspecified actual damages, declaratory relief, attorneys’ fees, costs and pre-judgment and post-judgment interest. On September 23, 2016, we filed a motion to transfer the action to Connecticut and a motion to dismiss the action. Pursuant to stipulation, on October 14, 2016, the court ordered the matter dismissed without prejudice.

In August 2014, Genworth Financial, Inc., its current chief executive officer and its then current chief financial officer were named in a putative class action lawsuit captioned Manuel Esguerra v. Genworth Financial, Inc., et al, in the United States District Court for the Southern District of New York. Plaintiff alleged securities law violations involving certain disclosures in 2013 and 2014 concerning Genworth’s long-term care insurance reserves. The lawsuit sought unspecified compensatory damages, costs and expenses, including counsel fees and expert fees. In October 2014, a putative class action lawsuit captioned City of Pontiac General Employees’ Retirement System v. Genworth Financial, Inc., et al., was filed in the United States District Court for the Eastern District of Virginia. This lawsuit names the same defendants, alleges the same securities law violations, seeks the same damages and covers the same class as the Esguerra lawsuit. Following the filing of the City of Pontiac lawsuit, the Esguerra lawsuit was voluntarily dismissed without prejudice allowing the City of Pontiac lawsuit to proceed. In the City of Pontiac lawsuit, the United States District Court for the Eastern District of Virginia appointed Her Majesty the Queen in Right of Alberta and Fresno County Employees’ Retirement Association as lead plaintiffs and designated the caption of the action as In re Genworth Financial, Inc. Securities Litigation. On December 22, 2014, the lead plaintiffs filed an amended complaint. On February 5, 2015, we filed a motion to dismiss plaintiffs’ amended complaint. On May 1, 2015, the court denied the motion to dismiss. We engaged in mediation in the fourth quarter of 2015, continuing into the first quarter of 2016, and accrued $25 million in connection with this matter during the fourth quarter of 2015, which was the amount of our self-insured retention on our executive and organizational liability insurance program. On March 11, 2016, in connection with the mediation, we reached an agreement in principle to settle the action. On April 1, 2016, the parties entered into a stipulation and agreement of settlement. The settlement provides for a full release of all defendants in connection with the allegations made in the lawsuit. We believe that the plaintiffs’ claims are without merit, but we are settling the lawsuit to avoid the burden, risk and expense of further litigation. The agreement provides for a settlement payment to the class of $219 million, inclusive of all plaintiffs’ attorneys fees and expenses and settlement costs, of which $150 million was paid by our insurance carriers, and $69 million pre-tax was paid by Genworth. Our payment was made into an escrow account during the first quarter of 2016. We also incurred additional legal fees and expenses of approximately $10 million pre-tax, for a total additional pre-tax incurred amount of $79 million in the first quarter of 2016. On April 13, 2016, the court granted plaintiffs’ motion for preliminary approval of the settlement, provisional certification of the class for settlement purposes only, and issuance of notice to settlement class members. The court held a hearing on July 20, 2016 and approved the settlement. On September 26, 2016, the court entered final judgment in the action. The time to appeal the entry of this judgment expired on October 26, 2016. As a result of the approved settlement, all coverage available to Genworth under our 2014 executive and organizational liability insurance program was exhausted. Therefore, Genworth does not have coverage under the program to pay any future settlements or judgments in relation to litigation brought during the 2014 policy year, including the City of Hialeah Employees’ Retirement System v. Genworth Financial, Inc., et al., case discussed below.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In January 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by International Union of Operating Engineers Local No. 478 Pension Fund, Richard L. Salberg and David Pinkoski in the Court of Chancery of the State of Delaware. The case was captioned Int’l Union of Operating Engineers Local No. 478 Pension Fund, et al v. McInerney, et al. In February 2016, Genworth Financial, Inc., its current Chief Executive Officer, its former Chief Executive Officer, its former Chief Financial Officer and current and former members of its board of directors were named in a second shareholder derivative suit filed by Martin Cohen in the Court of Chancery of the State of Delaware. The case was captioned Cohen v. McInerney, et al. On February 23, 2016, the Court of Chancery of the State of Delaware consolidated these derivative suits under the caption Genworth Financial, Inc. Consolidated Derivative Litigation. On March 28, 2016, plaintiffs in the consolidated action filed an amended complaint. The amended complaint alleges breaches of fiduciary duties concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. The amended consolidated complaint also adds Genworth’s current Chief Financial Officer as a defendant, based on the current Chief Financial Officer’s alleged conduct in her former capacity as Genworth’s Controller and principal accounting officer. We moved to dismiss the consolidated action on May 27, 2016. Thereafter, plaintiffs filed a substantially similar second amended complaint which we moved to dismiss on September 16, 2016.

In October 2016, Genworth Financial, Inc., its current chief executive officer, its former chief executive officer, its current chief financial officer, its former chief financial officer and current and former members of its board of directors were named in a shareholder derivative suit filed by Esther Chopp in the Court of Chancery of the State of Delaware. The case is captioned Chopp v. McInerney, et al. The complaint alleges that Genworth’s board of directors wrongfully refused plaintiff’s demand to commence litigation on behalf of Genworth and asserts claims for breaches of fiduciary duties, waste, contribution and indemnification, and unjust enrichment concerning Genworth’s long-term care insurance reserves and concerning Genworth’s Australian mortgage insurance business, including our plans for an initial public offering of the business, and seeks unspecified damages, costs, attorneys’ fees and such equitable relief as the court may deem proper. We intend to file a motion to dismiss.

In November 2016, Genworth Financial, Inc., its chief executive officer and its current board of directors were named in a putative class action lawsuit captioned Faverman v. Genworth Financial, Inc., et al, in the

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

United States District Court for the Eastern District of Virginia, Richmond Division. Plaintiff alleges breach of fiduciary duty and seeks to enjoin the acquisition of the publicly owned shares of Genworth Financial, Inc. common stock by Asia Pacific Global Capital Co., Ltd., through its wholly-owned subsidiary, Asia Pacific Global Capital USA Corporation. The lawsuit seeks unspecified rescissory damages, costs, attorneys’ fees, experts’ fees and such other and further equitable relief as the court may deem proper. We intend to file a motion to dismiss.

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

(b) Commitments

As of September 30, 2016, we were committed to fund $188 million in limited partnership investments, $106 million in U.S. commercial mortgage loan investments and $43 million in private placement investments.

(13) Changes in Accumulated Other Comprehensive Income (Loss)

The following tables show the changes in accumulated other comprehensive income (loss), net of taxes, by component as of and for the periods indicated:

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2016	$2,789	$2,439	$(140)	$5,088
OCI before reclassifications	86	72	(1)	157
Amounts reclassified from (to) OCI	(9)	(18)	—	(27)

Current period OCI	77	54	(1)	130

Balances as of September 30, 2016 before noncontrolling interests	2,866	2,493	(141)	5,218

Less: change in OCI attributable to noncontrolling interests	6	—	10	16

Balances as of September 30, 2016	$2,860	$2,493	$(151)	$5,202

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of July 1, 2015	$1,628	$1,913	$(232)	$3,309
OCI before reclassifications	79	229	(302)	6
Amounts reclassified from (to) OCI	8	(12)	—	(4)

Current period OCI	87	217	(302)	2

Balances as of September 30, 2015 before noncontrolling interests	1,715	2,130	(534)	3,311

Less: change in OCI attributable to noncontrolling interests	(16)	—	(151)	(167)

Balances as of September 30, 2015	$1,731	$2,130	$(383)	$3,478

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2016	$1,254	$2,045	$(289)	$3,010
OCI before reclassifications	1,692	507	223	2,422
Amounts reclassified from (to) OCI	(62)	(59)	—	(121)

Current period OCI	1,630	448	223	2,301

Balances as of September 30, 2016 before noncontrolling interests	2,884	2,493	(66)	5,311

Less: change in OCI attributable to noncontrolling interests	24	—	85	109

Balances as of September 30, 2016	$2,860	$2,493	$(151)	$5,202

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in millions)	Net unrealized investment gains (losses) (1)	Derivatives qualifying as hedges (2)	Foreign currency translation and other adjustments	Total
Balances as of January 1, 2015	$2,453	$2,070	$(77)	$4,446
OCI before reclassifications	(727)	99	(619)	(1,247)
Amounts reclassified from (to) OCI	(1)	(39)	—	(40)

Current period OCI	(728)	60	(619)	(1,287)

Balances as of September 30, 2015 before noncontrolling interests	1,725	2,130	(696)	3,159

Less: change in OCI attributable to noncontrolling interests	(6)	—	(313)	(319)

Balances as of September 30, 2015	$1,731	$2,130	$(383)	$3,478

(1)	Net of adjustments to DAC, present value of future profits, sales inducements and benefit reserves. See note 4 for additional information.
(2)	See note 5 for additional information.

The foreign currency translation and other adjustments balance included $5 million and $31 million, respectively, net of taxes of $2 million and $14 million, respectively, related to a net unrecognized postretirement benefit obligation as of September 30, 2016 and 2015. Amount also included taxes of $(37) million and $(93) million, respectively, related to foreign currency translation adjustments as of September 30, 2016 and 2015.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows reclassifications in (out) of accumulated other comprehensive income (loss), net of taxes, for the periods presented:

	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the consolidated statements of income
	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Net unrealized investment (gains) losses:
Unrealized (gains) losses on investments (1)	$(13)	$13	$(95)	$(1)	Net investment (gains) losses
Provision for income taxes	4	(5)	33	—	Provision for income taxes

Total	$(9)	$8	$(62)	$(1)

Derivatives qualifying as hedges:
Interest rate swaps hedging assets	$(27)	$(22)	$(80)	$(61)	Net investment income
Interest rate swaps hedging assets	—	—	(1)	—	Net investment (gains) losses
Inflation indexed swaps	—	5	(2)	2	Net investment income
Inflation indexed swaps	—	—	(7)	—	Net investment (gains) losses
Forward bond purchase commitments	—	(1)	—	(1)	Net investment income
Provision for income taxes	9	6	31	21	Provision for income taxes

Total	$(18)	$(12)	$(59)	$(39)

(1)	Amounts exclude adjustments to DAC, present value of future profits, sales inducements and benefit reserves.

(14) Sale of Businesses

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The major assets and liability categories of our European mortgage insurance business were as follows as of the dates indicated:

(Amounts in millions)	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$195
Other invested assets	—	6

Total investments	—	201
Cash and cash equivalents	—	28
Accrued investment income	—	3
Reinsurance recoverable	—	21
Other assets	—	14

Assets held for sale	—	267
Fair value less closing costs impairment	—	(140)

Total assets held for sale	$—	$127

Liabilities
Liability for policy and contract claims	$—	$56
Unearned premiums	—	58
Other liabilities	—	12
Deferred tax liability	—	1

Liabilities held for sale	$—	$127

Deferred tax liabilities that result in future taxable or deductible amounts to the remaining consolidated group have been reflected in liabilities of continuing operations and not reflected in liabilities held for sale.

Lifestyle protection insurance business

On December 1, 2015, we completed the sale of our lifestyle protection insurance business and received approximately $493 million with net proceeds of approximately $400 million. In the third quarter of 2016, we recorded an after-tax gain of $15 million primarily related to tax items. In the second quarter of 2016, we finalized the closing balance sheet and purchase price adjustments and recorded an additional after-tax loss of $21 million primarily for tax related items. During the first quarter of 2016, we recorded an additional after-tax loss of approximately $19 million primarily related to claim liabilities and taxes we retain. The total additional after-tax loss recorded in 2016 was $25 million.

We retained liabilities for taxes and certain claims and sales practices that occurred while we owned the lifestyle protection insurance business. We have established our current best estimates for these liabilities, where appropriate; however, there may be future adjustments to these estimates.

In connection with the settlement of the U.K. pension plan as part of the sale of our lifestyle protection insurance business, we purchased a group annuity contract. The amounts associated with the group annuity contract were held in a third-party trust for the benefit of the participants until individual annuity contracts were transferred to the participants on September 1, 2016. As a result, the U.K. pension plan was completely settled in September 2016.

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The condensed consolidating financial information presents the condensed consolidating balance sheet information as of September 30, 2016 and December 31, 2015, the condensed consolidating income statement information and the condensed consolidating comprehensive income statement information for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidating cash flows statement information for the nine months ended September 30, 2016 and 2015.

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating balance sheet information as of September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$—	$63,980	$(200)	$63,780
Equity securities available-for-sale, at fair value	—	—	590	—	590
Commercial mortgage loans	—	—	6,017	—	6,017
Restricted commercial mortgage loans related to securitization entities	—	—	134	—	134
Policy loans	—	—	1,751	—	1,751
Other invested assets	—	102	2,582	(8)	2,676
Restricted other invested assets related to securitization entities, at fair value	—	—	312	—	312
Investments in subsidiaries	14,945	14,517	—	(29,462)	—

Total investments	14,945	14,619	75,366	(29,670)	75,260

Cash and cash equivalents	—	1,065	2,013	—	3,078
Accrued investment income	—	—	677	—	677
Deferred acquisition costs	—	—	3,982	—	3,982
Intangible assets and goodwill	—	—	258	—	258
Reinsurance recoverable	—	—	17,542	—	17,542
Other assets	3	188	380	(1)	570
Intercompany notes receivable	—	60	85	(145)	—
Separate account assets	—	—	7,485	—	7,485

Total assets	$14,948	$15,932	$107,788	$(29,816)	$108,852

Liabilities and equity
Liabilities:
Future policy benefits	$—	$—	$37,405	$—	$37,405
Policyholder account balances	—	—	25,867	—	25,867
Liability for policy and contract claims	—	—	8,869	—	8,869
Unearned premiums	—	—	3,464	—	3,464
Other liabilities	30	305	2,955	(10)	3,280
Intercompany notes payable	60	285	—	(345)	—
Borrowings related to securitization entities	—	—	78	—	78
Non-recourse funding obligations	—	—	310	—	310
Long-term borrowings	—	3,714	480	—	4,194
Deferred tax liability	(13)	(761)	1,925	—	1,151
Separate account liabilities	—	—	7,485	—	7,485

Total liabilities	77	3,543	88,838	(355)	92,103

Equity:
Common stock	1	—	—	—	1
Additional paid-in capital	11,959	9,097	20,251	(29,348)	11,959
Accumulated other comprehensive income (loss)	5,202	5,188	5,255	(10,443)	5,202
Retained earnings	409	(1,896)	(8,734)	10,630	409
Treasury stock, at cost	(2,700)	—	—	—	(2,700)

Total Genworth Financial, Inc.’s stockholders’ equity	14,871	12,389	16,772	(29,161)	14,871
Noncontrolling interests	—	—	2,178	(300)	1,878

Total equity	14,871	12,389	18,950	(29,461)	16,749

Total liabilities and equity	$14,948	$15,932	$107,788	$(29,816)	$108,852

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

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,108	$—	$1,108
Net investment income	(2)	1	810	(4)	805
Net investment gains (losses)	—	(1)	21	—	20
Policy fees and other income	—	—	217	—	217

Total revenues	(2)	—	2,156	(4)	2,150

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,662	—	1,662
Interest credited	—	—	173	—	173
Acquisition and operating expenses, net of deferrals	13	—	256	—	269
Amortization of deferred acquisition costs and intangibles	—	—	94	—	94
Interest expense	—	69	12	(4)	77

Total benefits and expenses	13	69	2,197	(4)	2,275

Loss from continuing operations before income taxes and equity in loss of subsidiaries	(15)	(69)	(41)	—	(125)
Provision (benefit) for income taxes	(4)	155	71	—	222
Equity in loss of subsidiaries	(369)	(207)	—	576	—

Loss from continuing operations	(380)	(431)	(112)	576	(347)
Income from discontinued operations, net of taxes	—	11	4	—	15

Net loss	(380)	(420)	(108)	576	(332)
Less: net income attributable to noncontrolling interests	—	—	48	—	48

Net loss available to Genworth Financial, Inc.’s common stockholders	$(380)	$(420)	$(156)	$576	$(380)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the three months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$1,145	$—	$1,145
Net investment income	(1)	—	788	(4)	783
Net investment gains (losses)	—	21	(72)	—	(51)
Policy fees and other income	—	(10)	233	—	223

Total revenues	(1)	11	2,094	(4)	2,100

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	1,290	—	1,290
Interest credited	—	—	179	—	179
Acquisition and operating expenses, net of deferrals	9	1	304	—	314
Amortization of deferred acquisition costs and intangibles	—	—	563	—	563
Interest expense	—	77	32	(4)	105

Total benefits and expenses	9	78	2,368	(4)	2,451

Loss from continuing operations before income taxes and equity in loss of subsidiaries	(10)	(67)	(274)	—	(351)
Provision (benefit) for income taxes	(40)	21	(115)	—	(134)
Equity in loss of subsidiaries	(314)	(270)	—	584	—

Loss from continuing operations	(284)	(358)	(159)	584	(217)
Loss from discontinued operations, net of taxes	—	—	(21)	—	(21)

Net loss	(284)	(358)	(180)	584	(238)
Less: net income attributable to noncontrolling interests	—	—	46	—	46

Net loss available to Genworth Financial, Inc.’s common stockholders	$(284)	$(358)	$(226)	$584	$(284)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,029	$—	$3,029
Net investment income	(3)	1	2,386	(11)	2,373
Net investment gains (losses)	—	(14)	45	—	31
Policy fees and other income	—	(6)	745	(1)	738

Total revenues	(3)	(19)	6,205	(12)	6,171

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,715	—	3,715
Interest credited	—	—	523	—	523
Acquisition and operating expenses, net of deferrals	118	38	834	—	990
Amortization of deferred acquisition costs and intangibles	—	—	305	—	305
Interest expense	1	210	63	(12)	262

Total benefits and expenses	119	248	5,440	(12)	5,795

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(122)	(267)	765	—	376
Provision (benefit) for income taxes	(31)	88	298	—	355
Equity in income (loss) of subsidiaries	(62)	78	—	(16)	—

Income (loss) from continuing operations	(153)	(277)	467	(16)	21
Loss from discontinued operations, net of taxes	(2)	(7)	(16)	—	(25)

Net income (loss)	(155)	(284)	451	(16)	(4)
Less: net income attributable to noncontrolling interests	—	—	151	—	151

Net income (loss) available to Genworth Financial, Inc.’s common stockholders	$(155)	$(284)	$300	$(16)	$(155)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating income statement information for the nine months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Revenues:
Premiums	$—	$—	$3,422	$—	$3,422
Net investment income	(2)	1	2,369	(11)	2,357
Net investment gains (losses)	—	37	(96)	—	(59)
Policy fees and other income	—	(30)	703	(1)	672

Total revenues	(2)	8	6,398	(12)	6,392

Benefits and expenses:
Benefits and other changes in policy reserves	—	—	3,714	—	3,714
Interest credited	—	—	540	—	540
Acquisition and operating expenses, net of deferrals	23	2	851	—	876
Amortization of deferred acquisition costs and intangibles	—	—	759	—	759
Interest expense	—	231	96	(12)	315

Total benefits and expenses	23	233	5,960	(12)	6,204

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(25)	(225)	438	—	188
Provision (benefit) for income taxes	(7)	(81)	115	—	27
Equity in income (loss) of subsidiaries	(299)	(319)	—	618	—

Income (loss) from continuing operations	(317)	(463)	323	618	161
Loss from discontinued operations, net of taxes	(6)	—	(328)	—	(334)

Net loss	(323)	(463)	(5)	618	(173)
Less: net income attributable to noncontrolling interests	—	—	150	—	150

Net loss available to Genworth Financial, Inc.’s common stockholders	$(323)	$(463)	$(155)	$618	$(323)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(380)	$(420)	$(108)	$576	$(332)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	66	63	73	(130)	72
Net unrealized gains (losses) on other-than-temporarily impaired securities	5	4	4	(8)	5
Derivatives qualifying as hedges	54	54	57	(111)	54
Foreign currency translation and other adjustments	(11)	(3)	—	13	(1)

Total other comprehensive income (loss)	114	118	134	(236)	130

Total comprehensive income (loss)	(266)	(302)	26	340	(202)
Less: comprehensive income attributable to noncontrolling interests	—	—	64	—	64

Total comprehensive income (loss) available to Genworth Financial, Inc.‘s common stockholders	$(266)	$(302)	$(38)	$340	$(266)

The following table presents the condensed consolidating comprehensive income statement information for the three months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(284)	$(358)	$(180)	$584	$(238)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	103	111	85	(212)	87
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	(1)	—	1	—
Derivatives qualifying as hedges	217	217	231	(448)	217
Foreign currency translation and other adjustments	(151)	(127)	(302)	278	(302)

Total other comprehensive income (loss)	169	200	14	(381)	2

Total comprehensive income (loss)	(115)	(158)	(166)	203	(236)
Less: comprehensive income attributable to noncontrolling interests	—	—	(121)	—	(121)

Total comprehensive income (loss) available to Genworth Financial, Inc.‘s common stockholders	$(115)	$(158)	$(45)	$203	$(115)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(155)	$(284)	$451	$(16)	$(4)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	1,600	1,555	1,625	(3,156)	1,624
Net unrealized gains (losses) on other-than-temporarily impaired securities	6	5	6	(11)	6
Derivatives qualifying as hedges	448	447	481	(928)	448
Foreign currency translation and other adjustments	138	65	224	(204)	223

Total other comprehensive income (loss)	2,192	2,072	2,336	(4,299)	2,301

Total comprehensive income (loss)	2,037	1,788	2,787	(4,315)	2,297
Less: comprehensive income attributable to noncontrolling interests	—	—	260	—	260

Total comprehensive income available to Genworth Financial, Inc.‘s common stockholders	$2,037	$1,788	$2,527	$(4,315)	$2,037

The following table presents the condensed consolidating comprehensive income statement information for the nine months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Net loss	$(323)	$(463)	$(5)	$618	$(173)
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities not other-than-temporarily impaired	(708)	(696)	(729)	1,405	(728)
Net unrealized gains (losses) on other-than-temporarily impaired securities	—	(1)	—	1	—
Derivatives qualifying as hedges	60	60	68	(128)	60
Foreign currency translation and other adjustments	(344)	(276)	(619)	620	(619)

Total other comprehensive income (loss)	(992)	(913)	(1,280)	1,898	(1,287)

Total comprehensive income (loss)	(1,315)	(1,376)	(1,285)	2,516	(1,460)
Less: comprehensive income attributable to noncontrolling interests	—	—	(145)	—	(145)

Total comprehensive income (loss) available to Genworth Financial, Inc.‘s common stockholders	$(1,315)	$(1,376)	$(1,140)	$2,516	$(1,315)

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the nine months ended September 30, 2016:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(155)	$(284)	$451	$(16)	$(4)
Less loss from discontinued operations, net of taxes	2	7	16	—	25
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in (income) loss from subsidiaries	62	(78)	—	16	—
Dividends from subsidiaries	—	250	(250)	—	—
(Gain) loss on sale of businesses	—	1	(27)	—	(26)
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	3	(115)	—	(112)
Net investment losses (gains)	—	14	(45)	—	(31)
Charges assessed to policyholders	—	—	(574)	—	(574)
Acquisition costs deferred	—	—	(124)	—	(124)
Amortization of deferred acquisition costs and intangibles	—	—	305	—	305
Deferred income taxes	8	304	(139)	—	173
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	5	754	—	759
Stock-based compensation expense	18	—	7	—	25
Change in certain assets and liabilities:
Accrued investment income and other assets	(3)	(4)	(246)	(5)	(258)
Insurance reserves	—	—	691	—	691
Current tax liabilities	11	(4)	37	—	44
Other liabilities, policy and contract claims and other policy-related balances	(1)	(22)	928	—	905

Net cash from operating activities	(58)	192	1,669	(5)	1,798

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	150	2,496	—	2,646
Commercial mortgage loans	—	—	555	—	555
Restricted commercial mortgage loans related to securitization entities	—	—	27	—	27
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	4,064	—	4,064
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(8,758)	—	(8,758)
Commercial mortgage loans	—	—	(405)	—	(405)
Other invested assets, net	—	—	(143)	5	(138)
Policy loans, net	—	—	(80)	—	(80)
Intercompany notes receivable	—	(58)	(18)	76	—
Proceeds from sale of businesses, net of cash transferred	—	1	38	—	39

Net cash from investing activities	—	93	(2,224)	81	(2,050)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,028	—	1,028
Withdrawals from universal life and investment contracts	—	—	(1,463)	—	(1,463)
Redemption of non-recourse funding obligations	—	—	(1,620)	—	(1,620)
Repayment and repurchase of long-term debt	—	(326)	(36)	—	(362)
Repayment of borrowings related to securitization entities	—	—	(37)	—	(37)
Return of capital to noncontrolling interests	—	—	(70)	—	(70)
Dividends paid to noncontrolling interests	—	—	(126)	—	(126)
Proceeds from intercompany notes payable	58	18	—	(76)	—
Other, net	—	(36)	(13)	—	(49)

Net cash from financing activities	58	(344)	(2,337)	(76)	(2,699)

Effect of exchange rate changes on cash and cash equivalents	—	—	36	—	36

Net change in cash and cash equivalents	—	(59)	(2,856)	—	(2,915)
Cash and cash equivalents at beginning of period	—	1,124	4,869	—	5,993

Cash and cash equivalents at end of period	—	1,065	2,013	—	3,078
Less cash and cash equivalents held for sale at end of period	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period	$—	$1,065	$2,013	$—	$3,078

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the condensed consolidating cash flows statement information for the nine months ended September 30, 2015:

(Amounts in millions)	Parent Guarantor	Issuer	All Other Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(323)	$(463)	$(5)	$618	$(173)
Less loss from discontinued operations, net of taxes	6	—	328	—	334
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in loss from subsidiaries	299	319	—	(618)	—
Dividends from subsidiaries	—	454	(454)	—	—
Amortization of fixed maturity securities discounts and premiums and limited partnerships	—	—	(80)	—	(80)
Net investment losses (gains)	—	(37)	96	—	59
Charges assessed to policyholders	—	—	(586)	—	(586)
Acquisition costs deferred	—	—	(226)	—	(226)
Amortization of deferred acquisition costs and intangibles	—	—	759	—	759
Deferred income taxes	(2)	(102)	(13)	—	(117)
Net increase (decrease) in trading securities, held-for-sale investments and derivative instruments	—	27	(274)	—	(247)
Stock-based compensation expense	16	—	(2)	—	14
Change in certain assets and liabilities:
Accrued investment income and other assets	—	3	(133)	(3)	(133)
Insurance reserves	—	—	1,270	—	1,270
Current tax liabilities	(1)	13	(88)	5	(71)
Other liabilities, policy and contract claims and other policy-related balances	—	(1)	353	—	352
Cash from operating activities—held for sale	—	—	3	—	3

Net cash from operating activities	(5)	213	948	2	1,158

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	—	1	3,388	—	3,389
Commercial mortgage loans	—	—	640	—	640
Restricted commercial mortgage loans related to securitization entities	—	—	27	—	27
Proceeds from sales of investments:
Fixed maturity and equity securities	—	—	1,333	—	1,333
Purchases and originations of investments:
Fixed maturity and equity securities	—	—	(6,836)	—	(6,836)
Commercial mortgage loans	—	—	(678)	—	(678)
Other invested assets, net	—	(100)	63	(2)	(39)
Policy loans, net	—	—	23	—	23
Intercompany notes receivable	7	(24)	(4)	21	—
Capital contributions to subsidiaries	—	(25)	25	—	—
Cash transferred for purchase of a subsidiary	—	(202)	202	—	—
Cash from investing activities—held for sale	—	—	(22)	—	(22)

Net cash from investing activities	7	(350)	(1,839)	19	(2,163)

Cash flows from financing activities:
Deposits to universal life and investment contracts	—	—	1,693	—	1,693
Withdrawals from universal life and investment contracts	—	—	(1,677)	—	(1,677)
Redemption of non-recourse funding obligations	—	—	(45)	—	(45)
Proceeds from the issuance of long-term debt	—	—	150	—	150
Repayment and repurchase of long-term debt	—	(50)	(70)	—	(120)
Repayment of borrowings related to securitization entities	—	—	(26)	—	(26)
Proceeds from sale of subsidiary shares to noncontrolling interests	—	—	226	—	226
Repurchase of subsidiary shares	—	—	(17)	—	(17)
Dividends paid to noncontrolling interests	—	—	(145)	—	(145)
Proceeds from intercompany notes payable	—	(2)	23	(21)	—
Other, net	(2)	(30)	7	—	(25)
Cash from financing activities—held for sale	—	—	(33)	—	(33)

Net cash from financing activities	(2)	(82)	86	(21)	(19)

Effect of exchange rate changes on cash and cash equivalents	—	—	(86)	—	(86)

Net change in cash and cash equivalents	—	(219)	(891)	—	(1,110)
Cash and cash equivalents at beginning of period	—	953	3,965	—	4,918

Cash and cash equivalents at end of period	—	734	3,074	—	3,808
Less cash and cash equivalents held for sale at end of period	—	—	142	—	142

Cash and cash equivalents of continuing operations at end of period	$—	$734	$2,932	$—	$3,666

GENWORTH FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our insurance company subsidiaries are restricted by state and foreign laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders and contractholders, not stockholders. Any dividends in excess of limits are deemed “extraordinary” and require approval. Based on estimated statutory results as of December 31, 2015, in accordance with applicable dividend restrictions, our subsidiaries could pay dividends of approximately $140 million to us in 2016 without obtaining regulatory approval, and the remaining net assets are considered restricted. While the $140 million is unrestricted, we do not expect our insurance subsidiaries to pay dividends to us in 2016 at this level if they need to retain capital for growth and to meet capital requirements and desired thresholds. As of September 30, 2016, Genworth Financial’s and Genworth Holdings’ subsidiaries had restricted net assets of $14.8 billion and $14.4 billion, respectively.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including, but not limited to, the following:

•	risks related to the proposed transaction with China Oceanwide Holdings Group Co., Ltd. (“China Oceanwide”) including: our inability to complete the transaction in a timely manner or at all; our inability to obtain stockholder or regulatory approvals, or the possibility that the parties may delay the transaction or that materially burdensome or adverse regulatory conditions may be imposed in connection with any such regulatory approvals; legal proceedings may be instituted against us in connection with the proposed transaction; the proposed transaction may disrupt our current plans and operations; certain restrictions during the pendency of the transaction may impact our ability to pursue certain business opportunities or strategic transactions; there may be insufficient continued availability of capital and financing to Genworth before the consummation of the transaction; there may be further rating agency actions and downgrades in our financial strength ratings; there may be changes in applicable laws or regulations; we may not recognize the anticipated benefits of the transaction; the amount of the costs, fees, expenses and other charges related to the transaction may be material; management’s attention may be diverted from our ongoing business operations; the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee; our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business;

•	strategic risks in the event the proposed transaction with China Oceanwide is not consummated including: our inability to successfully execute alternative strategic plans to effectively address our current business challenges (including with respect to the restructuring of our U.S. life insurance businesses, debt obligations, cost savings, ratings and capital); our inability to attract buyers for any businesses or other assets we may seek to sell, or securities we may seek to issue, in each case, in a timely manner on anticipated terms; failure to obtain any required regulatory, stockholder and/or noteholder approvals or consents, or our challenges changing or being more costly or difficult to successfully address than currently anticipated or the benefits achieved being less than anticipated; inability to achieve anticipated cost-savings in a timely manner; or adverse tax or accounting charges; and inability to increase the capital needed in our businesses in a timely manner and on anticipated terms, including through improved business performance, reinsurance or similar transactions, asset sales, securities offerings or otherwise, in each case as and when required;

•

risks relating to estimates, assumptions and valuations including: risks related to the impact of our annual review of assumptions and methodologies related to our long-term care insurance claim reserves in the third quarter of 2016 and our margin reviews in the fourth quarter of 2016, including risks that additional information obtained in finalizing our margin review in the fourth quarter of 2016 or other changes to assumptions or methodologies materially affect the impact on margins or that we underestimate the magnitude of impact the updated claim reserves assumptions have on our margins; inadequate reserves and the need to increase reserves (including as a result of changes we made to our assumptions in the third quarter of 2016 in connection with our annual review of our long-term care insurance claim reserves and any changes we may make in the future to our assumptions, methodologies or otherwise in connection with periodic or other reviews); inaccurate models; deviations from our estimates and actuarial assumptions or other reasons in our long-term care insurance, life insurance and/or annuity businesses; accelerated amortization of deferred acquisition costs (“DAC”) and present value of future profits (“PVFP”) (including as a result of any changes we made to our assumptions in the third quarter of 2016 in connection with our annual review of our long-term care insurance claim reserves and any changes we may make in the future to our assumptions, methodologies or otherwise in connection with periodic or other reviews); adverse impact on our financial results as a result of projected profits followed by projected losses (as is currently the case with our long-term care insurance business); and changes in valuation of fixed maturity, equity and trading securities;

•	risks relating to economic, market and political conditions including: downturns and volatility in global economies and equity and credit markets; interest rates and changes in rates (particularly given the historically low interest rate environment) have adversely impacted, and may continue to materially adversely impact, our business and profitability; deterioration in economic conditions or a decline in home prices that adversely affect our loss experience in mortgage insurance; political and economic instability or changes in government policies; and fluctuations in foreign currency exchange rates and international securities markets;

•	regulatory and legal risks including: extensive regulation of our businesses and changes in applicable laws and regulations; litigation and regulatory investigations or other actions; dependence on dividends and other distributions from our subsidiaries (particularly our international subsidiaries) and the inability of any subsidiaries to pay dividends or make other distributions to us, including as a result of the performance of our subsidiaries and insurance, regulatory or corporate law restrictions; adverse change in regulatory requirements, including risk-based capital; changes in regulations adversely affecting our international operations; inability to meet or maintain the private mortgage insurer eligibility requirements (“PMIERs”); inability of our U.S. mortgage insurance subsidiaries to meet minimum statutory capital requirements and hazardous financial condition standards; the influence of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and a small number of large mortgage lenders on the U.S. mortgage insurance market and adverse changes to the role or structure of Fannie Mae and Freddie Mac; adverse changes in regulations affecting our mortgage insurance businesses; inability to continue to implement actions to mitigate the impact of statutory reserve requirements; impact of additional regulations pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and changes in accounting and reporting standards;

•	liquidity, financial strength ratings, credit and counterparty risks including: insufficient internal sources to meet liquidity needs and limited or no access to capital (including our inability to replace our credit facility); recent or future adverse rating agency actions, including with respect to rating downgrades or potential downgrades or being put on review for potential downgrade (including in connection with our recent announcement of a material increase to our long-term care insurance claim reserves), all of which could have adverse implications for us, including with respect to key business relationships, product offerings, business results of operations, financial condition and capital needs, strategic plans, collateral obligations and availability and terms of hedging, reinsurance and borrowings; defaults by counterparties to reinsurance arrangements or derivative instruments; defaults or other events impacting the value of our fixed maturity securities portfolio; and defaults on our commercial mortgage loans or the mortgage loans underlying our investments in commercial mortgage-backed securities and volatility in performance;

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

•	insurance and product-related risks including: our inability to increase sufficiently, and in a timely manner, premiums on in-force long-term care insurance policies and/or reduce in-force benefits, and charge higher premiums on new policies, in each case, as currently anticipated and as may be required from time to time in the future (including as a result of our failure to obtain any necessary regulatory approvals or unwillingness or inability of policyholders to pay increased premiums), including to offset the impact on our margins of updated claim reserves assumptions in connection with our annual review of our long-term care insurance claim reserves in the third quarter of 2016 and our margin reviews in the fourth quarter of 2016; our inability to reflect future premium increases and other management actions in our margin calculation as anticipated, including in connection with our margin reviews in the fourth quarter of 2016; failure to sufficiently increase new sales for our long-term care insurance products; inability to realize anticipated benefits of our rescissions, curtailments, loan modifications or other similar programs in our mortgage insurance businesses; premiums for the significant portion of our mortgage insurance risk in-force with high loan-to-value ratios may not be sufficient to compensate us for the greater risks associated with those policies; decreases in the volume of high loan-to-value mortgage originations or increases in mortgage insurance cancellations; increases in the use of alternatives to private mortgage insurance and reductions in the level of coverage selected; potential liabilities in connection with our U.S. contract underwriting services; and medical advances, such as genetic research and diagnostic imaging, and related legislation that impact policyholder behavior in ways adverse to us;

•	other risks including: occurrence of natural or man-made disasters or a pandemic; impairments of or valuation allowances against our deferred tax assets; the possibility that in certain circumstances we will be obligated to make payments to General Electric Company (“GE”) under the tax matters agreement with GE even if our corresponding tax savings are never realized and payments could be accelerated in the event of certain changes in control; and provisions of our certificate of incorporation and bylaws and the tax matters agreement with GE may discourage takeover attempts and business combinations that stockholders might consider in their best interests; and

•	risks relating to our common stock including: the continued suspension of payment of dividends; and stock price fluctuations.

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

On May 9, 2016, Genworth Mortgage Insurance Corporation (“GMICO”), our wholly-owned indirect subsidiary, completed the sale of our European mortgage insurance business. As the held-for-sale criteria were satisfied during the fourth quarter of 2015, our European mortgage insurance business, included in Corporate and Other activities, has been reported as held for sale and its financial position is separately reported for all periods presented. All prior periods reflected herein have been re-presented on this basis. See note 14 in our consolidated financial statements under “Item 1—Financial Statements” for additional information.

Strategic Update

Our focus remains on improving business performance, reducing financial leverage and increasing financial and strategic flexibility across the organization. Our strategy includes maximizing our opportunities in our mortgage insurance businesses and restructuring our U.S. life insurance businesses.

China Oceanwide Transaction

On October 21, 2016, Genworth Financial, Asia Pacific Global Capital Co., Ltd. (“the Parent”), a limited liability company incorporated in the People’s Republic of China, and Asia Pacific Global Capital USA Corporation (“Merger Sub”), a Delaware corporation and an indirect, wholly-owned subsidiary of the Parent, entered into a definitive agreement, pursuant to which Genworth Financial will be acquired by the Parent through a merger. Subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Genworth Financial. As a result of that merger, Merger Sub will cease to exist and Genworth Financial will survive as an indirect, wholly-owned subsidiary of Parent. The Parent is a newly formed subsidiary of China Oceanwide Holdings Group Co., Ltd. (together with its affiliates, “China Oceanwide”). China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. The agreement concludes our previously announced strategic review process, which we have undertaken over the past two years.

As part of the transaction, China Oceanwide has additionally committed to contribute $600 million of cash to us to address our debt maturing in 2018, on or before its maturity, as well as $525 million of cash to our U.S. life insurance businesses. This contribution is in addition to $175 million of cash previously committed by Genworth Holdings to our U.S. life insurance businesses to pursue their restructuring as described below. These contributions, in addition to addressing the 2018 debt maturity, are intended to increase the likelihood of obtaining regulatory approvals for the China Oceanwide transaction as well as help achieve our strategic objectives of improving Genworth’s overall financial strength and flexibility and supporting the restructuring of our U.S. life insurance businesses, as described further below.

Upon the completion of the transaction, we will be a standalone subsidiary of China Oceanwide and our senior management team will continue to lead the business from our current headquarters in Richmond, Virginia. We intend to maintain our existing portfolio of businesses, including our mortgage insurance businesses in Australia and Canada. Our day-to-day operations are not expected to change as a result of this transaction. The transaction is subject to approval by Genworth’s stockholders as well as other closing conditions, including the receipt of required regulatory approvals.

Restructuring of U.S. Life Insurance Businesses

As previously announced, one of our strategic objectives has been to separate, then isolate, through a series of transactions, our long-term care insurance business from our other U.S. life insurance businesses. Our aim is to align substantially all of our in-force life insurance and annuity business under Genworth Life and Annuity Insurance Company (“GLAIC”), our Virginia domiciled life insurance company, and all long-term care insurance business under Genworth Life Insurance Company (“GLIC”), our Delaware domiciled life insurance company. In connection with these actions, we would separate GLAIC and GLIC ownership so that both subsidiaries are wholly-owned by an intermediate holding company. As part of this plan, Genworth Life Insurance Company of New York (“GLICNY”), our New York domiciled life insurance company, which is currently partially owned by GLAIC, would become a wholly-owned subsidiary of GLIC. To further isolate our long-term care insurance business from our other businesses, GLIC and GLICNY may ultimately be direct subsidiaries of Genworth Financial and no longer subsidiaries of Genworth Holdings. We have agreed to pursue a similar plan to separate and then isolate our long-term care insurance business from our other U.S. life insurance businesses in connection with the China Oceanwide transaction, but such plan has some important differences from the previously announced plan as discussed below.

In connection with the proposed China Oceanwide transaction, based on China Oceanwide’s $525 million capital commitment, together with the $175 million of cash previously committed by Genworth Holdings, Genworth Holdings will pursue the purchase of GLAIC from GLIC at fair market value and we will pursue a variety of reinsurance transactions. Doing so would achieve our strategic objective of separating and isolating our long-term care insurance business, and regulatory approval to do so is a condition to the closing of the China Oceanwide transaction. China Oceanwide has no future obligation and has expressed no intention to contribute additional capital to support our legacy long-term care insurance business.

Separating and isolating our long-term care insurance business has been an important strategic objective, because we believe it would:

•	help to isolate the downside risk from our long-term care insurance business that is putting downward pressure on the ratings of Genworth Holdings and our other subsidiaries,

•	allow any future dividends from GLAIC to be paid directly to the holding company, which increases Genworth Holdings’ liquidity and ability to repay and/or refinance its indebtedness, and

•	give a clearer picture of the necessity for the long-term care insurance rate actions that we are working towards today.

In the absence of the China Oceanwide transaction, we previously disclosed that after discussions with regulators, we believed as a first step, we might only be able to distribute a portion of GLAIC to the holding company, which we expected to complete by the end of the first half of 2017. In light of the third quarter of 2016 claim reserve charges relating to our long-term insurance business, absent the China Oceanwide transaction and any alternative commitment of external capital, we believe there would be considerable pressure on the feasibility and timing of achieving a partial unstacking of GLAIC in the foreseeable future, if at all.

Strategic Alternatives

If the China Oceanwide transaction is not completed, we will continue to explore strategic alternatives and financing options to address our ongoing challenges. As a result of the recent performance of our long-term care insurance business and the charges we recorded in the third quarter of 2016, our challenges include pressure on the feasibility and timing of our unstacking plan, as indicated above, which we believe is essential to increasing the liquidity of the holding company and isolating long-term care insurance risks from the rest of our businesses; increased pressure on and potential downgrades of our financial strength ratings, particularly for our mortgage insurance businesses, which could affect our ability to maintain our market share of the U.S. mortgage insurance industry; and other limitations on our holding company liquidity and ability to service and/or refinance our holding company debt. In the absence of an alternative third-party transaction, which we can neither predict nor guarantee, we believe we would be required to pursue asset sales to address these challenges, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

BLAIC Repatriation

In February 2016, as part of restructuring our U.S. life insurance businesses, we also announced an initiative to repatriate existing reinsured business from Brookfield Life and Annuity Insurance Company Limited (“BLAIC”), our primary Bermuda domiciled captive reinsurance subsidiary, to our U.S. life insurance subsidiaries in 2016. Effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. The repatriation was completed through the merger of BLAIC into GLIC in October 2016. As part of the repatriation, all parental support provided to BLAIC, including the capital maintenance agreement that previously existed between Genworth Financial International Holdings, LLC and BLAIC, was terminated. There will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the financial impact of these reinsurance transactions had been eliminated in consolidation. However, there is expected to be an adverse impact on GLIC’s risk-based capital ratio of between five and ten points in the fourth quarter of 2016.

Ongoing Priorities

Stabilizing our long-term care insurance business continues to be our long-term goal. We will continue to execute against this objective primarily through our multi-year long-term care insurance rate action plan. Increasing premiums and/or benefit modifications on our legacy long-term care insurance policies are critical to our ability to increase the capital levels needed to support the business. In addition, reducing debt will remain a high priority. We believe that increased financial support and our strengthened financial foundation resulting from the China Oceanwide transaction would provide us with more options to manage our debt maturities and reduce overall indebtedness, which in turn is intended to improve our credit and ratings profile over time. Finally, we also believe that the completion of the China Oceanwide transaction would allow us to place greater focus on the future of our long-term care and mortgage insurance businesses while continuing to service our existing policyholders.

For a discussion of the risks associated with the China Oceanwide transaction and our strategic alternatives, see “Item 1A Risk Factors—The proposed transaction with China Oceanwide may not be completed or may not be completed in the timeframe, terms or manner currently anticipated, which could have a material adverse effect on us and our stock price.”

Executive Summary of Financial Results

Below is an executive summary of our consolidated financial results for the periods indicated. Amounts below are net of taxes, unless otherwise indicated.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

•	During the three months ended September 30, 2016 and 2015, we had a net loss available to Genworth Financial, Inc.’s common stockholders of $380 million and $284 million, respectively.

•

In our long-term care insurance business, our financial results were lower largely from an increase of $283 million in claim reserves, net of reinsurance, as a result of our annual claims assumption review in the current year. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). This decrease was partially offset by higher premiums and reduced benefits of $35 million in the current year from in-force rate actions approved and implemented.

•	During the third quarter of 2016, we recorded a valuation allowance of $265 million on deferred tax assets in Corporate and Other activities. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

•	We recorded a DAC impairment of $296 million in our life insurance business during the three months ended September 30, 2015 that did not recur.

•	During the three months ended September 30, 2016, we recorded a gain of $15 million related to the sale of our lifestyle protection insurance business compared to a loss of $21 million during the three months ended September 30, 2015. See note 14 in our consolidated financial statements under “Item 1—Financial Statements” for additional information related to the sale of businesses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

•	During the nine months ended September 30, 2016 and 2015, we had a net loss available to Genworth Financial, Inc.’s common stockholders of $155 million and $323 million, respectively.

•	During the nine months ended September 30, 2015, we recorded a loss of $334 million related to the sale of our lifestyle protection insurance business. During the nine months ended September 30, 2016, we recorded an additional loss of $25 million related to the sale of our lifestyle protection insurance business and a gain of $18 million related to the sale of our mortgage insurance business in Europe. See note 14 in our consolidated financial statements under “Item 1—Financial Statements” for additional information related to the sale of businesses.

•	We recorded a DAC impairment of $296 million in our life insurance business during the nine months ended September 30, 2015 that did not recur.

•	In our long-term care insurance business, our financial results were lower largely from an increase of $283 million in claim reserves, net of reinsurance, as a result of our annual claims assumption review in the current year. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). The current year also included $44 million of unfavorable adjustments which included refinements to the calculations of reserves. These decreases were partially offset by higher premiums and reduced benefits of $141 million in the current year from in-force rate actions approved and implemented.

•	During the third quarter of 2016, we recorded a valuation allowance of $265 million on deferred tax assets in Corporate and Other activities. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

•	During the nine months ended September 30, 2016, we recorded a $45 million expense related to the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $6 million of legal fees and expenses related to this litigation.

Significant Developments

The periods under review include, among others, the following significant developments.

Low interest rate environment

Interest rates in the United States continue to remain lower than historical levels but rose modestly in the third quarter of 2016 after declining in the second quarter of 2016. Low interest rates are relatively neutral for our U.S. mortgage insurance business. While low interest rates have contributed to a stronger housing market and an increase in first-time homebuyers, low interest rates have increased the rate at which borrowers refinance their existing mortgages and have contributed to home price appreciation, both of which can result in the cancellation of mortgage insurance coverage.

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

Our investment portfolio has overall been negatively impacted by the low interest rate environment. We have had to reinvest the cash we receive as interest or return of principal on our investments that matured or were called in lower-yielding high-grade instruments or in lower-credit instruments. For example, during the three months ended September 30, 2016, we reinvested $3.1 billion at an average rate of 2.6% as compared to our annualized weighted-average investment yield of 4.6%. Our derivatives portfolio contains forward starting interest rate swaps to hedge against changes in interest rates associated with future bond purchases in our long-term care insurance business, which increase in value at lower interest rates. However, a majority of these future bond purchases are not hedged.

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

U.S. Life Insurance

•	Completion of annual long-term care insurance claims assumption review. In the third quarter of 2016, we completed our annual claims assumption review in our long-term care insurance business. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information).

•	Rate actions in our long-term care insurance business. As part of our strategy for our long-term care insurance business, we have been implementing, and expect to continue to pursue, significant premium rate increases on the older generation blocks of business that were written before 2002. We are also requesting premium rate increases on newer blocks of business, as needed. For all of these rate action filings, we received 76 filing approvals from 20 states during the nine months ended September 30, 2016, representing a weighted-average increase of 29% on approximately $584 million in annualized in-force premiums. We also submitted 71 new filings in 31 states during the nine months ended September 30, 2016 on approximately $610 million in annualized in-force premiums. We will update our rate action filing plan to reflect our updated experience reflected in our long-term care insurance claims assumption review completed in the third quarter of 2016.

Liquidity and Capital Resources

•	Redemption of Genworth Holdings’ 2016 notes. In January 2016, Genworth Holdings redeemed $298 million of its 8.625% senior notes due 2016 issued in December 2009 (the “2016 Notes”) and paid a make-whole premium of approximately $20 million pre-tax in addition to accrued and unpaid interest using cash proceeds received from the sale of our lifestyle protection insurance business.

•	Repurchase of Genworth Holdings senior notes. During the three months ended March 31, 2016, we repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million and paid accrued and unpaid interest thereon.

•	Completion of Genworth Holdings’ bond consent solicitation. Genworth Holdings paid total fees related to the bond consent solicitation of approximately $61 million, including bond consent fees of $43 million, which were deferred, as well as broker, advisor and investment banking fees of $18 million, which were expensed, in the first quarter of 2016.

•	Redemption of non-recourse funding obligations. During the three months ended March 31, 2016, in connection with a life block transaction, River Lake Insurance Company (“River Lake”), our indirect wholly-owned subsidiary, redeemed $975 million of its total outstanding floating rate subordinated notes due in 2033 and River Lake Insurance Company II (“River Lake II”), our indirect wholly-owned subsidiary, redeemed $645 million of its total outstanding floating rate subordinated notes due in 2035 for a pre-tax loss of $9 million from the write-off of deferred borrowing costs.

Financial Strength Ratings

Ratings with respect to the financial strength of operating subsidiaries are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders.

As of November 7, 2016, our principal mortgage insurance subsidiaries were rated in terms of financial strength by Standard & Poor’s Financial Services, LLC (“S&P”), Moody’s Investor Service, Inc. (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) as follows:

Company	S&P rating	Moody’s rating	DBRS rating
Genworth Mortgage Insurance Corporation	BB+ (Marginal)	Ba1 (Questionable)	Not rated
Genworth Financial Mortgage Insurance Company Canada	A+ (Strong)	Not rated	AA (Superior)
Genworth Financial Mortgage Insurance Pty. Limited (Australia) (1)	A+ (Strong)	A3 (Good)	Not rated

(1)	Also rated “A+” by Fitch Ratings (“Fitch”).

As of November 7, 2016, our principal life insurance subsidiaries were rated in terms of financial strength by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”) as follows:

Company	S&P rating	Moody’s rating	A.M. Best rating
Genworth Life Insurance Company	BB-(Marginal)	Ba2 (Questionable)	B (Fair)
Genworth Life and Annuity Insurance Company	BB-(Marginal)	Baa2 (Adequate)	B++ (Good)
Genworth Life Insurance Company of New York	BB-(Marginal)	Ba2 (Questionable)	B (Fair)

The S&P, Moody’s, DBRS and A.M. Best financial strength ratings of our operating companies are not designed to be, and do not serve as, measures of protection or valuation offered to investors. These financial strength ratings should not be relied on with respect to making an investment in our securities.

S&P states that insurers rated “A” (Strong) or “BB” (Marginal) have strong or marginal financial security characteristics, respectively. The “A” and “BB” ranges are the third- and fifth-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing within a major rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A+,” “BB+” and “BB-” ratings are the fifth-, eleventh- and thirteenth-highest of S&P’s 21 ratings categories.

Moody’s states that insurance companies rated “A” (Good) offer good financial security, that insurance companies rated “Baa” (Adequate) offer adequate financial security and that insurance companies rated “Ba” (Questionable) offer questionable financial security. The “A” (Good), “Baa” (Adequate) and “Ba” (Questionable) ranges are the third-, fourth- and fifth-highest, respectively, of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. These modifiers are not added to ratings in the “Aaa” category or to ratings below the “Caa” category. Accordingly, the “A3,” “Baa2,” “Ba1” and “Ba2” ratings are the seventh-, ninth-, eleventh- and twelfth-highest, respectively, of Moody’s 21 ratings categories.

DBRS states that long-term obligations rated “AA” are of superior credit quality. The capacity for the payment of financial obligations is considered high and unlikely to be significantly vulnerable to future events. Credit quality differs from “AAA” only to a small degree.

A.M. Best states that the “B++” (Good) rating is assigned to those companies that have, in its opinion, a good ability to meet their ongoing insurance obligations while “B” (Fair) is assigned to those companies that have, in its opinion, a fair ability to meet their ongoing insurance obligations. The “B++” (Good) and “B” (Fair) ratings are the fifth- and seventh-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

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

We also solicit a rating from HR Ratings on a local scale for Genworth Seguros de Credito a la Vivienda S.A. de C.V., our Mexican mortgage insurance subsidiary. On November 1, 2016, HR Ratings downgraded the long-term rating of our Mexican mortgage insurance subsidiary to “HR AA-” from “HR AA” but maintained its short-term rating of “HR1.” For short-term ratings, HR Ratings states that “HR1” rated companies are viewed as exhibiting high capacity for timely payment of debt obligations in the short-term and maintain low credit risk. The “HR1” short-term rating category is the highest of six short-term rating categories, which range from “HR1” to “HR D.” For long-term ratings, HR Ratings states that “HR AA-” rated companies are viewed as having high credit quality and offer high safety for timely payment of debt obligations and maintain low credit risk under adverse economic scenarios. The “HR AA-” long-term rating is the second-highest of HR Rating’s eight long-term rating categories, which range from “HR AAA” to “HR D.”

Following our recent announcements regarding the China Oceanwide transaction and charges in our long-term care insurance business, rating agencies took a variety of adverse rating actions with respect to our principal life insurance subsidiaries. On October 25, 2016, A.M. Best downgraded the financial strength ratings of GLIC and GLICNY to “B” from “B++” but affirmed GLAIC’s financial strength rating at “B++.” A.M. Best has placed all of our ratings under review with negative implications. On October 24, 2016, S&P placed the ratings of Genworth Holdings, GMICO and GLAIC on CreditWatch with developing implications after downgrading GLAIC to “BB-” from “BB” on September 15, 2016. S&P also placed GLIC and GLICNY on CreditWatch with negative implications after downgrading these subsidiaries to “BB-” from “BB” on September 15, 2016. S&P made no changes to its ratings of our mortgage insurance businesses in Canada and Australia. On October 24, 2016, Moody’s downgraded GLIC and GLICNY to “Ba2” from Ba1” and ratings of these insurance subsidiaries remain on review for downgrade. At the same time, Moody’s also announced its continued review of Genworth Holdings and GLAIC for downgrade. Moody’s affirmed GMICO’s rating with stable outlook. Moody’s made no changes to its rating of our mortgage insurance business in Australia.

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

Critical Accounting Estimates

As of September 30, 2016, other than as set forth below, there have been no material changes to critical accounting estimates set forth in our Annual Report on Form 10-K filed on February 26, 2016. The accounting estimates (including sensitivities) discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. The sensitivities included in this section involve matters that are also inherently uncertain and involve the exercise of significant judgment in selecting the factors and amounts used in the sensitivities. Small changes in the amounts used in the sensitivities or the use of different factors could result in materially different outcomes from those reflected in the sensitivities. For all of these accounting estimates, we caution that future events seldom develop exactly as estimated and management’s best estimates may require adjustment.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with U.S. GAAP and industry practice. Many factors can affect these reserves, including, but not limited to: interest rates; investment returns and volatility; economic and social conditions, such as inflation, unemployment, home price appreciation or depreciation, and health care experience (including type of care and cost of care); policyholder persistency or lapses (i.e., the probability that a policy or contract will remain in-force from one period to the next); insured mortality (i.e., life expectancy or longevity); insured morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); future premium increases; expenses; and doctrines of legal liability and damage awards in litigation. Because these factors are not known in advance, change over time, are difficult to accurately predict and are inherently uncertain, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments. Small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past had, material impacts on our reserve levels, results of operations and financial condition. For a discussion of the risks associated with our reserves and assumptions, see “Item 1A Risk Factors—We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses in the fourth quarter of 2016 as a result of the changes we made to assumptions and methodologies in our long-term care insurance business in the third quarter of 2016, deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.”

Long-term care insurance products

During the third quarter of 2016, we completed our annual review of our long-term care insurance claim reserve assumptions. Based on this review, which included an additional year of claims experience since our last annual review in the third quarter of 2015, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. The primary impact of assumption changes was from an overall lowering of claim termination rate assumptions for longer duration claims, particularly for reimbursement claims. We also updated our claim termination rate assumptions to reflect differences between product types, separating our indemnity and reimbursement blocks that were previously combined, and modestly refined our utilization rate assumptions and methodologies as well as refined our methodology primarily related to the calculation of incurred but not reported reserves to better reflect the aging of the in-force blocks. As a result of this review, we increased our long-term care insurance claim reserves by $460 million and increased reinsurance recoverables by $25 million in the third quarter of 2016.

In the fourth quarter of 2016, we will perform our U.S. GAAP loss recognition testing. We will incorporate the assumption and methodology changes made in the third quarter of 2016 into this test. We anticipate these changes will have a material negative impact on the margins of our long-term care insurance blocks. As a part of the process, we will consider how and to what extent incremental benefits from expected further premium rate actions or benefit reductions would help mitigate the impact of these changes. In connection with our annual testing, we will also review assumptions for incidence and interest rates, among other assumptions. The analysis and work will be completed in the fourth quarter of 2016. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results.

As previously disclosed, our acquired block of long-term care insurance had a premium deficiency in 2014. Due to the premium deficiency that existed in 2014, we monitor our acquired block frequently. The acquired block has a higher percentage of indemnity policies and therefore would be less likely to be adversely affected by the claim assumption changes made in the third quarter of 2016. Any adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves. Our acquired block would not benefit significantly from additional rate actions as it is older, and therefore, there is a higher likelihood that adverse changes could result in additional losses on that block. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would be immediately reflected in net income (loss) if our margin for this block is reduced below zero.

Fixed immediate annuity products

Historically low interest rate spreads have impacted the margins of our fixed immediate annuity products. In the second quarter of 2016, we performed our loss recognition testing and determined that we had a premium deficiency that resulted in negative margin of $32 million on our fixed immediate annuity products. The results of the test were primarily driven by the low interest rate environment in the second quarter of 2016. As a result, as of June 30, 2016, we wrote off the entire DAC balance for our fixed immediate annuity products of $14 million through amortization and increased our future policy benefit reserves by $18 million. In the third quarter of 2016, due to aging of the in-force block and the low interest environment, we determined that an additional premium deficiency existed in our fixed immediate annuity products that resulted in a further increase to our future policy benefit reserves of $6 million. These updated assumptions will remain locked-in until such time as we determine another premium deficiency exists. The impacts of future adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves and would be immediately reflected in net income (loss) if our margin for this block is again reduced below zero. Any favorable variation would result in additional margin but no immediate benefit to income, and would result in higher income recognition over the remaining duration of the in-force block. Due to the premium deficiency that existed in the second and third quarters of 2016 and the current low interest rate environment, we will continue to monitor our fixed immediate annuity products frequently.

The risks we face include adverse variations in interest rates, credit spreads, persistency or lapse rates and/or mortality. Adverse experience in one or all of these risks will result in the establishment of additional benefit reserves and will be immediately reflected as a reduction to net income (loss) if our margin for this block is reduced to below zero. As of September 30, 2016, for our fixed immediate annuity products, we estimate that a combined 25 basis point reduction in interest rates or credit spreads from the September 30, 2016 levels, or 2% lower mortality, scenarios that we consider to be reasonably possible given historical changes in market conditions and experience on these products, would result in the establishment of additional benefit reserves and an after-tax charge to earnings of approximately $10 million or $15 million, respectively.

Universal and term universal life insurance products

Low interest rates can also negatively impact the financial results of our universal and term universal life insurance products. As of September 30, 2016 and December 31, 2015, we had DAC of $705 million and $898 million, respectively, and total policyholder account balances including reserves in excess of the contract value of $7,602 million and $7,490 million, respectively, related to these products. Adverse experience in long-term interest rates could result in the acceleration of DAC amortization as well as the establishment of additional benefit reserves. As of September 30, 2016, we estimate that if our assumption for reinvestment rates, as established in the fourth quarter of 2015, declined by 100 basis points and remained at that level, the result would be an after-tax charge to earnings of approximately $115 million from the acceleration of DAC amortization for our universal and term universal life insurance products. In determining interest rate assumptions for our universal and term universal life insurance products we also consider credit spreads, defaults, investment expenses, crediting rates and investment philosophy. To update interest rates assumption for DAC amortization, we would use the risk-free forward curve for new money assumptions as opposed to the fixed rate sensitivity above. Additionally, there are other assumptions, including expected mortality and persistency or lapse rates, which can influence DAC amortization and the establishment of additional benefit reserve estimates for our universal and term universal life insurance products. We plan to update all of these assumptions in the fourth quarter of 2016.

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

During the third quarter of 2016, we recorded a valuation allowance of $265 million on deferred tax assets. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

As of September 30, 2016, we had a net deferred tax liability of $1,151 million. We had a consolidated gross deferred tax asset of $941 million related to net operating loss carryforwards of $2,704 million as of September 30, 2016, which, if unused, will expire beginning in 2023. Foreign tax credit carryforwards amounted to $697 million as of September 30, 2016, which, if unused, will begin to expire in 2019. The amount of carryforward set to expire in 2019 is $11 million. As of September 30, 2016, we had a $588 million valuation allowance related to foreign tax credits, state deferred tax assets, foreign net operating losses and a specific federal separate tax return net operating loss deferred tax asset.

We are in a three-year cumulative pre-tax loss position in our U.S. jurisdiction as of September 30, 2016. A cumulative loss position is considered significant negative evidence in assessing the realizability of our deferred tax assets. Our ability to realize our net U.S. deferred tax liability of $1,151 million, which includes deferred tax assets of $1,638 million related to net operating loss and foreign tax credit carryforwards, is primarily dependent upon generating sufficient taxable income in future years. Management has concluded that there is sufficient positive evidence to overcome this negative evidence for the net operating losses and the majority of foreign tax credit carryforwards. This positive evidence includes the fact that: (i) our three-year cumulative pre-tax loss position includes significant charges that are not expected to recur in the future, including goodwill impairments, charges from our long-term care acquired block loss recognition testing in our U.S. Life Insurance segment in 2014, a loss on the sale of our lifestyle protection insurance business in 2015 and a loss recorded in 2015 related to the sale of our mortgage insurance business in Europe; and (ii) our profitable U.S. operating forecasts, exclusive of tax planning strategies, did not support full utilization of the net deferred tax assets related to foreign tax credit carryforwards within the U.S. federal carryforward periods based on our current projections.

Deferred taxes on permanently reinvested foreign income. We are no longer able to positively assert that some undistributed income from our foreign operations will be reinvested indefinitely. Accordingly, we have recorded U.S. deferred taxes on the income from all foreign income for financial reporting purposes.

Consolidated

General Trends and Conditions

The stability of both the financial markets and global economies in which we operate impacts the sales, revenue growth and profitability trends of our businesses as well as value of assets and liabilities. The U.S. and several international financial markets have been impacted by concerns regarding global economies and the rate and strength of recovery, particularly given recent political and geographical events in Europe and the Middle East and slower growth in China. We continue to operate in a challenging economic environment characterized by slow global growth, fluctuating oil and commodity prices and very low interest rates. Interest rates remain at historically low levels despite a modest increase in third quarter of 2016 after sharp declines during the second quarter of 2016 due in part to the United Kingdom’s vote to exit the European Union. For a discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2015 Annual Report on Form 10-K.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth the consolidated results of operations for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$1,108	$1,145	$(37)	(3)%
Net investment income	805	783	22	3%
Net investment gains (losses)	20	(51)	71	139%
Policy fees and other income	217	223	(6)	(3)%

Total revenues	2,150	2,100	50	2%

Benefits and expenses:
Benefits and other changes in policy reserves	1,662	1,290	372	29%
Interest credited	173	179	(6)	(3)%
Acquisition and operating expenses, net of deferrals	269	314	(45)	(14)%
Amortization of deferred acquisition costs and intangibles	94	563	(469)	(83)%
Interest expense	77	105	(28)	(27)%

Total benefits and expenses	2,275	2,451	(176)	(7)%

Loss from continuing operations before income taxes	(125)	(351)	226	64%
Provision (benefit) for income taxes	222	(134)	356	NM (1)

Loss from continuing operations	(347)	(217)	(130)	(60)%
Income (loss) from discontinued operations, net of taxes	15	(21)	36	171%

Net loss	(332)	(238)	(94)	(39)%
Less: net income attributable to noncontrolling interests	48	46	2	4%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(380)	$(284)	$(96)	(34)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on insurance products for mortgage, long-term care, life and accident and health insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Our U.S. Life Insurance segment decreased $59 million. Our life insurance business decreased $47 million mainly attributable to higher ceded reinsurance and lower sales in the current year. Our long-term care insurance business decreased $8 million largely attributable to policy terminations and lower sales in the current year. This decrease was partially offset by $32 million of increased premiums in the current year from in-force rate actions approved and implemented. Our fixed annuities business decreased $4 million principally from lower sales of our life-contingent products in the current year.

•	Corporate and Other activities decreased $5 million largely related to the sale of our European mortgage insurance business in May 2016.

•

Our Australia Mortgage Insurance segment decreased $4 million mainly driven by lower flow volume and the seasoning of our smaller prior year in-force blocks of business in the current year. The decrease was also attributable to a favorable adjustment of $8 million relating to refinements to premium recognition factors in the prior year that did not recur. These decreases were partially offset by higher policy cancellations, lower ceded reinsurance and higher premiums in the current year as a result of the premium recognition factors that were refined in the prior year. The three months ended September 30, 2016 included an increase of $1 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment increased $23 million mainly attributable to higher average flow mortgage insurance in-force in the current year. The prior year included an accrual for premium refunds related to policy cancellations that was reversed in the first quarter of 2016.

•	Our Canada Mortgage Insurance segment increased $8 million principally from the seasoning of our larger, more recent in-force blocks of business in the current year. The three months ended September 30, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

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

•	Our U.S. Life Insurance segment increased $401 million. Our long-term care insurance business increased $437 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). The increase was also attributable to aging and growth of the in-force block and higher severity on new claims in the current year. These increases were partially offset by reduced benefits of $24 million in the current year related to in-force rate actions approved and implemented. Our life insurance business decreased $32 million principally related to higher ceded reinsurance and favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal life insurance products in the current year. Our fixed annuities business decreased $4 million attributable to lower interest credited, lower sales of our life-contingent products and less unfavorable mortality in the current year. These decreases were partially offset by an increase in reserves of $6 million related to loss recognition testing in our fixed immediate annuity products primarily driven by aging of the in-force and the low interest rate environment in the current year (see “—Critical Accounting Estimates” for additional information).

•	Our Australia Mortgage Insurance segment increased $10 million largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. The prior year included an increase in reserves of $9 million that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported.

•	Our Canada Mortgage Insurance segment increased $6 million largely attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The three months ended September 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $27 million in the current year due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies.

•	Our Runoff segment decreased $16 million primarily attributable to a decrease in guaranteed minimum death benefit (“GMDB”) reserves in our variable annuity products due to favorable equity market performance in the current year and unfavorable mortality in our corporate-owned life insurance products in the prior year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Our U.S. Life Insurance segment decreased $8 million primarily related to our fixed annuities business predominantly from a decrease in crediting rates and lower average account values in the current year.

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

•	Corporate and Other activities decreased $29 million mainly driven by lower legal accruals and expenses of $20 million and lower net expenses after allocations to our operating segments in the current year.

•	Our U.S. Life Insurance segment decreased $27 million. Our long-term care insurance business decreased $17 million principally from lower sales in the current year. Our life insurance business decreased $17 million primarily from lower sales in the current year. Our fixed annuities business increased $7 million largely attributable to a $12 million unfavorable correction related to state guaranty funds, partially offset by lower sales in the current year.

•	Our Australia Mortgage Insurance segment decreased $4 million primarily from an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

•	Our U.S. Mortgage Insurance segment increased $7 million primarily from higher production costs in the current year.

•	Our Canada Mortgage Insurance segment increased $5 million mainly driven by higher stock-based compensation expense from an increase in Genworth MI Canada Inc.’s (“Genworth Canada”) share price in the current year compared to a decrease in Genworth Canada’s share price in the prior year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and capitalized software.

•	Our U.S. Life Insurance segment decreased $461 million principally related to our life insurance business driven mostly by a $455 million impairment of DAC as a result of loss recognition testing of certain term life insurance policies in the prior year as part of a life block transaction that did not recur and from lower lapses in the current year.

•	Our Runoff segment decreased $10 million principally from favorable equity market performance related to our variable annuity products in the current year.

Interest expense. Interest expense represents interest related to our borrowings that are incurred at Genworth Holdings or subsidiaries and our non-recourse funding obligations and interest expense related to the Tax Matters Agreement and certain reinsurance arrangements being accounted for as deposits.

•	Our U.S. Life Insurance segment decreased $20 million principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and from letter of credit fees in the prior year that did not recur.

•	Corporate and Other activities decreased $8 million largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

Provision (benefit) for income taxes. The effective tax rate decreased to (179.0)% for the three months ended September 30, 2016 from 38.1% for the three months ended September 30, 2015. The change from a tax benefit in the prior year to tax expense in the current year was largely attributable to a valuation allowance of $265 million recorded on deferred tax assets in the current year. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. The three months ended September 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests represents the portion of equity in a subsidiary attributable to third parties.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the consolidated results of operations for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$3,029	$3,422	$(393)	(11)%
Net investment income	2,373	2,357	16	1%
Net investment gains (losses)	31	(59)	90	153%
Policy fees and other income	738	672	66	10%

Total revenues	6,171	6,392	(221)	(3)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,715	3,714	1	—%
Interest credited	523	540	(17)	(3)%
Acquisition and operating expenses, net of deferrals	990	876	114	13%
Amortization of deferred acquisition costs and intangibles	305	759	(454)	(60)%
Interest expense	262	315	(53)	(17)%

Total benefits and expenses	5,795	6,204	(409)	(7)%

Income from continuing operations before income taxes	376	188	188	100%
Provision for income taxes	355	27	328	NM (1)

Income from continuing operations	21	161	(140)	(87)%
Loss from discontinued operations, net of taxes	(25)	(334)	309	93%

Net loss	(4)	(173)	169	98%
Less: net income attributable to noncontrolling interests	151	150	1	1%

Net loss available to Genworth Financial, Inc.’s common stockholders	$(155)	$(323)	$168	52%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Our U.S. Life Insurance segment decreased $414 million. Our life insurance business decreased $460 million attributable to higher ceded reinsurance and lower sales in the current year. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Our fixed annuities business decreased $14 million principally from lower sales of our life-contingent products in the current year. Our long-term care insurance business increased $60 million principally from $100 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and lower sales in the current year.

•	Our Australia Mortgage Insurance segment decreased $16 million primarily driven by a $13 million decrease attributable to changes in foreign exchange rates during the nine months ended September 30, 2016. Premiums also decreased from lower flow volume and the seasoning of our smaller prior year in-force blocks of business in the current year, as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015. The decrease was also attributable to a favorable adjustment of $8 million relating to refinements to premium recognition factors in the prior year that did not recur. These decreases were partially offset by higher policy cancellations, lower ceded reinsurance and higher premiums in the current year as a result of the premium recognition factors that were refined in the prior year.

•	Corporate and Other activities decreased $8 million largely related to the sale of our European mortgage insurance business in May 2016.

•	Our U.S. Mortgage Insurance segment increased $40 million mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in the current year. The prior year included an accrual for premium refunds related to policy cancellations that was reversed in the first quarter of 2016.

•	Our Canada Mortgage Insurance segment increased $6 million primarily from the seasoning of our larger, more recent in-force blocks of business in the current year. The nine months ended September 30, 2016 included a decrease of $25 million attributable to changes in foreign exchange rates.

Net investment income. For discussion of the change in net investment income, see the comparison for this line item under “—Investments and Derivative Instruments.”

Net investment gains (losses). For discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•	Corporate and Other activities increased $86 million. The current year included a gain of $64 million from the early extinguishment of debt related to the redemption of a securitization entity and a gain of $11 million attributable to the sale of assets to Pacific Life Insurance Company (“Pac Life”). Policy fees and other income in the prior year included losses from non-functional currency transactions attributable to changes in foreign exchange rates related to intercompany transactions.

•	Our Australia Mortgage Insurance segment increased $4 million primarily due to non-functional currency transactions attributable to remeasurement and repayment of intercompany loans in the prior year that did not recur.

•	Our Runoff segment decreased $17 million mainly attributable to lower account values in our variable annuity products in the current year.

•	Our U.S. Life Insurance segment decreased $7 million primarily from our life insurance business largely related to lower sales and a decrease in our term universal and universal life insurance in-force blocks in the current year.

Benefits and other changes in policy reserves

•

Our U.S. Life Insurance segment increased $35 million. Our long-term care insurance business increased $473 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). The increase was also attributable to aging and growth of the in-force block, higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. These increases were partially offset by reduced benefits of $125 million in the current year related to in-force rate actions approved and implemented. Our life insurance business decreased $404 million principally related to higher ceded reinsurance and favorable mortality in our term life insurance products in the current year. In the first quarter of 2016, we initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. These decreases were partially offset by higher reserves in our universal and term universal life insurance products reflecting our updated assumptions from the fourth quarter of 2015. Our fixed annuities business decreased $34 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the current year. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in the current year. These decreases were partially offset by an increase in reserves of $24 million related to loss recognition testing in our fixed immediate annuity products driven primarily by the low interest rate environment (see “—Critical Accounting Estimates” for additional information). The decrease was also partially offset by unfavorable mortality in the current year.

•	Our Australia Mortgage Insurance segment increased $23 million largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. In addition, the prior year included a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. These increases were partially offset by an increase in reserves of $9 million in the prior year that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. The nine months ended September 30, 2016 included a decrease of $4 million attributable to changes in foreign exchange rates.

•	Our Canada Mortgage Insurance segment increased $11 million primarily attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The nine months ended September 30, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

•	Our U.S. Mortgage Insurance segment decreased $51 million in the current year due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

•	Our Runoff segment decreased $10 million primarily attributable to decrease in GMDB reserves in our variable annuity products due to favorable equity market performance in the current year and unfavorable mortality in our corporate-owned life insurance products in the prior year.

•	Corporate and Other activities decreased $7 million largely related to the sale of our European mortgage insurance business in May 2016.

Interest credited

•	Our U.S. Life Insurance segment decreased $21 million. Our fixed annuities business decreased $14 million largely driven by a decrease in average account values and lower crediting rates in the current year. Our life insurance business decreased $7 million predominantly from lower crediting rates in our universal life insurance products in the current year.

•	Our Runoff segment increased $4 million largely related to higher cash values in our corporate-owned life insurance products in the current year.

Acquisition and operating expenses, net of deferrals

•

Corporate and Other activities increased $97 million mainly driven by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation in the current year. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase in the current year was also attributable to an additional loss of $9 million recorded related to the sale of our mortgage insurance business in Europe. These increases were partially offset by lower net expenses after allocations to our operating segments in the current year.

•	Our U.S. Mortgage Insurance segment increased $12 million primarily from higher production costs in the current year. This increase was partially offset by a write-off of software in the prior year that did not recur.

•	Our Canada Mortgage Insurance segment increased $8 million mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in the current year compared to a decrease in Genworth Canada’s share price in the prior year. The nine months ended September 30, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

•	Our U.S. Life Insurance segment increased $7 million. Our fixed annuities business increased $59 million largely attributable to a $55 million ceding commission paid in connection with the recapture of certain life-contingent products by a third party, an unfavorable correction of $12 million related to state guaranty funds and a $3 million restructuring charge, partially offset by lower sales in the current year. Our life insurance business decreased $30 million primarily related to lower sales, partially offset by $7 million in restructuring charges in the current year. Our long-term care insurance business decreased $22 million predominantly from lower sales and marketing costs, partially offset by $6 million in restructuring charges and a $3 million write-off of a receivable associated with a disputed reinsurance claim in the current year.

•	Our Australia Mortgage Insurance segment decreased $7 million primarily from a decrease of $3 million attributable to changes in foreign exchange rates in the current year and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

Amortization of deferred acquisition costs and intangibles

•	Our U.S. Life Insurance segment decreased $447 million. Our life insurance business decreased $463 million principally related to an impairment of DAC of $455 million as a result of loss recognition testing of certain term life insurance policies in the prior year as part of a life block transaction that did not recur and from lower lapses in the current year. Our fixed annuities business increased $13 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in the current year (see “—Critical Accounting Estimates” for additional information).

•	Our Runoff segment decreased $7 million related to our variable annuity products principally from favorable equity market performance and lower account values, partially offset by lower net investment losses in the current year.

Interest expense

•	Our U.S. Life Insurance segment decreased $34 million driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and lower letter of credit fees. These decreases were partially offset by the write-off of $9 million of deferred borrowing costs associated with our non-recourse funding obligations as part of a life block transaction and the impact of credit rating downgrades which increased the cost of financing term life insurance reserves in the current year.

•	Corporate and Other activities decreased $19 million largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

Provision for income taxes. The effective tax rate increased to 94.5% for the nine months ended September 30, 2016 from 14.3% for the nine months ended September 30, 2015. The increase in the effective tax rate was largely attributable to a valuation allowance of $265 million recorded on deferred tax assets in the current year. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. The increase in the effective tax rates was also related to true ups on international income in the prior year, decreased tax benefits from lower taxed foreign income in the current year compared to the prior year and decreased tax benefits from tax favored investments in the current year compared to the prior year. These increases were partially offset by a tax benefit in the current year attributable to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe and true ups on state income taxes in the prior year. The nine months ended September 30, 2016 included a decrease of $9 million attributable to changes in foreign exchange rates.

Reconciliation of net loss to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We use non-GAAP financial measures entitled “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders” and “net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share.” Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share is derived from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. We define net operating income (loss) available to Genworth Financial, Inc.’s common stockholders as income (loss) from continuing operations excluding the after-tax effects of income attributable to noncontrolling interests, net investment gains (losses), goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions, restructuring costs and infrequent or unusual non-operating items. Gains (losses) on insurance block transactions are defined as gains (losses) on the early extinguishment of non-recourse funding obligations, early termination fees for other financing restructuring and/or resulting gains (losses) on reinsurance restructuring for certain blocks of business. We exclude net investment gains (losses) and infrequent or unusual non-operating items because we do not consider them to be related to the operating performance of our segments and Corporate and Other activities. A component of our net investment gains (losses) is the result of impairments, the size and timing of which can vary significantly depending on market credit cycles. In addition, the size and timing of other investment gains (losses) can be subject to our discretion and are influenced by market opportunities, as well as asset-liability matching considerations. Goodwill impairments, gains (losses) on the sale of businesses, gains (losses) on the early extinguishment of debt, gains (losses) on insurance block transactions and restructuring costs are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders because, in our opinion, they are not indicative of overall operating trends. Infrequent or unusual non-operating items are also excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders if, in our opinion, they are not indicative of overall operating trends.

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

Adjustments to reconcile net loss attributable to Genworth Financial, Inc.’s common stockholders and net operating income (loss) available to Genworth Financial, Inc.’s common stockholders assume a 35% tax rate (unless otherwise indicated) and are net of the portion attributable to noncontrolling interests. Net investment gains (losses) are also adjusted for DAC and other intangible amortization and certain benefit reserves.

The following table includes a reconciliation of net loss available to Genworth Financial, Inc.’s common stockholders to net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Net loss available to Genworth Financial, Inc.’s common stockholders	$(380)	$(284)	$(155)	$(323)
Add: net income attributable to noncontrolling interests	48	46	151	150

Net loss	(332)	(238)	(4)	(173)
Income (loss) from discontinued operations, net of taxes	15	(21)	(25)	(334)

Income (loss) from continuing operations	(347)	(217)	21	161
Less: income from continuing operations attributable to noncontrolling interests	48	46	151	150

Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders	(395)	(263)	(130)	11
Adjustments to income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(18)	33	(38)	29
(Gains) losses on sale of businesses	—	—	(3)	—
(Gains) losses on early extinguishment of debt, net (2)	—	2	(48)	2
(Gains) losses from life block transactions	—	455	9	455
Expenses related to restructuring	2	—	22	3
Fees associated with bond consent solicitation	—	—	18	—
Taxes on adjustments	6	(163)	(9)	(163)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(405)	$64	$(179)	$337

(1)	For the three months ended September 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of zero and $(10) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $2 million and $(8) million, respectively. For the nine months ended September 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(15) million and $(24) million, respectively, and adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $8 million and $(6) million, respectively.
(2)	For the three and nine months ended September 30, 2015, (gains) losses on the early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

In June 2016, we completed the sale of our term life insurance new business platform and recorded a pre-tax gain of $12 million. In May 2016, we completed the sale of our mortgage insurance business in Europe and recorded an additional pre-tax loss of $2 million. In the first quarter of 2016, we recorded an estimated pre-tax loss of $7 million and a tax benefit of $27 million related to the planned sale of this business. We also incurred a tax charge of $7 million in the third quarter of 2015 from potential business portfolio changes related to this business. These transactions were excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the sale of businesses.

In June 2016, we settled restricted borrowings of $70 million related to a securitization entity and recorded a $64 million pre-tax gain related to the early extinguishment of debt. In January 2016, we paid a pre-tax make-whole expense of $20 million related to the early redemption of Genworth Holdings’ 2016 Notes. We also repurchased $28 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax gain of $4 million in the first quarter of 2016. In the third quarter of 2015, we paid an early redemption payment of approximately $1 million, net of the portion attributable to noncontrolling interests, related to the early redemption of Genworth Financial Mortgage Insurance Pty Limited’s notes that were scheduled to mature in 2021. In the third quarter of 2015, we also repurchased approximately $50 million principal amount of Genworth Holdings’ notes with various maturity dates for a pre-tax loss of $1 million. These transactions were excluded from net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the periods presented as they related to a gain (loss) on the early extinguishment of debt.

In the first quarter of 2016, we completed a life block transaction resulting in a pre-tax loss of $9 million in connection with the early extinguishment of non-recourse funding obligations. In the third quarter of 2015, we recorded a pre-tax DAC impairment of $455 million on certain term life insurance policies in connection with entering into an agreement to complete a life block transaction.

In the third, second and first quarters of 2016, we recorded a pre-tax expense of $2 million, $5 million and $15 million, respectively, related to restructuring costs as part of an expense reduction plan as we evaluate and appropriately size our organizational needs and expenses. In the second quarter of 2015, we also recorded a pre-tax expense of $3 million related to restructuring costs.

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

Earnings (loss) per share

Basic and diluted earnings (loss) per share are calculated by dividing each income (loss) category presented below by the weighted-average basic and diluted common shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2016	2015	2016	2015
Income (loss) from continuing operations available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.79)	$(0.53)	$(0.26)	$0.02

Diluted	$(0.79)	$(0.53)	$(0.26)	$0.02

Net loss available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.76)	$(0.57)	$(0.31)	$(0.65)

Diluted	$(0.76)	$(0.57)	$(0.31)	$(0.65)

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders per common share:
Basic	$(0.81)	$0.13	$(0.36)	$0.68

Diluted	$(0.81)	$0.13	$(0.36)	$0.68

Weighted-average common shares outstanding:
Basic	498.3	497.4	498.3	497.3

Diluted (1)	498.3	497.4	498.3	499.0

(1)	Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, as the inclusion of shares for stock options, restricted stock units and stock appreciation rights of 2.2 million, 1.3 million and 1.8 million, respectively, would have been antidilutive to the calculation. If we had not incurred a loss from continuing operations available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, dilutive potential weighted-average common shares outstanding would have been 500.5 million, 498.7 million and 500.1 million, respectively. Since we had net operating income available to Genworth Financial, Inc.’s common stockholders for the three months ended September 30, 2015, we used 498.7 million diluted weighted-average common shares outstanding in the calculation of diluted net operating income available to Genworth Financial, Inc.’s common stockholders per common share.

Diluted weighted-average common shares outstanding reflect the effects of potentially dilutive securities including stock options, restricted stock units and other equity-based compensation.

Results of Operations and Selected Financial and Operating Performance Measures by Segment

Our chief operating decision maker evaluates segment performance and allocates resources on the basis of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders. See note 11 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for a reconciliation of net operating income (loss) available to Genworth Financial, Inc.’s common stockholders of our segments and Corporate and Other activities to net loss available to Genworth Financial, Inc.’s common stockholders.

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

U.S. Mortgage Insurance segment

Trends and conditions

Results of our U.S. mortgage insurance business are affected primarily by the following factors: competitor actions; unemployment or underemployment levels; other economic and housing market trends, including interest rates, home prices, and mortgage origination volume mix and practices; the levels and aging of mortgage delinquencies, which may be affected by seasonal variations; the inventory of unsold homes; loan modification and other servicing efforts; and any future litigation, among other items. Our results are subject to the performance of the U.S. housing market and the extent of the adverse impact of seasonality that we experience historically in the second half of the year.

The level of private mortgage insurance market penetration and eventual market size is affected in part by actions taken by the GSEs, the Federal Housing Administration (“FHA”), the Federal Housing Finance Agency (“FHFA”), the U.S. Congress or the U.S. government which impact housing or housing finance policy. In the past, these actions have included announced changes, or potential changes, to underwriting standards, FHA pricing, GSE guaranty fees and loan limits as well as low-down-payment programs available through the FHA or GSEs.

Mortgage origination volume increased during the third quarter of 2016, primarily due to a strong purchase originations market and an increase in refinance originations. Purchase mortgages are typically insured with private mortgage insurance more often than refinance mortgages, which contributed to a larger private mortgage insurance market size in the third quarter of 2016 compared to the first and second quarters of 2016. Refinance originations increased from the second quarter of 2016 as mortgage interest rates declined further during the third quarter of 2016. As a result of the increase in refinance originations, we have seen sustained pressure on the persistency of our portfolio, which remained at 77%. Our U.S. mortgage insurance estimated market share declined modestly during the third quarter of 2016, primarily due to the reduction in the concentration of our single premium lender paid business as we continue to selectively participate in that market and to a lesser extent, competitor pricing, the negative ratings differential relative to our competitors and concerns expressed about Genworth’s financial condition. The decline was partially offset by business gains from the addition of new customers as well as growth within our existing customer base driven, in part, we believe by competitive pricing and differentiated service levels.

New insurance written increased 38% in the third quarter of 2016 compared to the third quarter of 2015 due to a larger purchase originations market and refinance originations market and increased 12% compared to the second quarter of 2016 consistent with the seasonal increases in purchase originations and the increase in refinance originations driven by lower interest rates. We continue to manage the quality of new business through our underwriting guidelines, which we modify from time to time when circumstances warrant. In the third quarter of 2016, we experienced an increase in the percentage of 97% loan-to-value new insurance written as the result of GSE changes in underwriting guidelines, which was partially offset by refinance originations and the reduction in the percentage of 95% loan-to-value new insurance written. The percentage of single premium new insurance written decreased in the third quarter of 2016 compared to the third quarter of 2015 and second quarter of 2016, reflecting our selective participation in this market. Future volumes of these products will vary depending in part on our evaluation of their risk return profile of these transactions. We have observed changes in competitor pricing protocols as well as continued competitive pricing with monthly premium borrower paid mortgage insurance during the third quarter of 2016. In March 2016, we introduced a new national monthly premium borrower paid rate card that was effective beginning April 4, 2016. This new rate card aligned our pricing with the factors promulgated by the GSEs in the revised industry-wide risk-based capital requirements under PMIERs, features reduced rates across all loan-to-value ratios for borrowers with credit scores above 740 and is broadly competitive with the industry, including the FHA. As a result, our new insurance written consisted of higher credit quality loans, which resulted in a lower weighted-average price and a similar reduction in PMIERs capital requirements during the second and third quarters of 2016.

Our loss ratio was 21% for the three months ended September 30, 2016, reflecting a favorable reserve adjustment offset by seasonally higher new delinquencies. In the third quarter of 2016, we made a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies. This adjustment favorably impacted the loss ratio for the three months ended September 30, 2016 by six points. New delinquencies decreased during the third quarter of 2016 compared to the third quarter of 2015 due to improvements in unemployment rates and housing values and the declining volume of new delinquencies from our 2005 through 2008 book years. However, the majority of our new delinquencies in the third quarter of 2016 continued to come from our 2005 through 2008 book years, which were negatively impacted by economic and housing market trends. New delinquencies increased during the third quarter of 2016 compared to the second quarter of 2016 primarily from the seasonal historical trends we see in the second half of the year. Foreclosure starts and the number of paid claims decreased during the third quarter of 2016 as compared to the third quarter of 2015. Additionally, we have seen a reduction in loans that have been subject to a modification or workout in the third quarter of 2016 compared to the third quarter of 2015. We expect our level of loan modifications to continue to decline going forward in line with the expected reduction in delinquent loans and the continuing aging of delinquencies.

As of September 30, 2016, GMICO’s risk-to-capital ratio under the current regulatory framework as established under North Carolina law and enforced by the North Carolina Department of Insurance (“NCDOI”), GMICO’s domestic insurance regulator, was approximately 15.0:1, compared with a risk-to-capital ratio of approximately 15.1:1 as of June 30, 2016 and approximately 16.4:1 as of December 31, 2015. This risk-to-capital ratio remains below the NCDOI’s maximum risk-to-capital ratio of 25:1. GMICO’s ongoing risk-to-capital ratio will depend principally on the magnitude of future losses incurred by GMICO, the effectiveness of ongoing loss mitigation activities, new business volume and profitability, the amount of policy lapses, changes in the value of affiliated assets and the amount of additional capital that is generated within the business or capital support (if any) that we provide.

Effective December 31, 2015, each GSE adopted revised PMIERs which set forth operational and financial requirements that mortgage insurers must meet in order to remain eligible. Each approved mortgage insurer is required to provide the GSEs with an annual certification and a quarterly report as to its compliance with PMIERs. We have met all PMIERs reporting requirements as required by the GSEs. As of September 30, 2016, we estimate our U.S. mortgage insurance business had available assets of approximately 117% of the required assets under PMIERs compared to approximately 115% as of June 30, 2016 and 109% as of December 31, 2015. As of September 30, 2016, June 30, 2016 and December 31, 2015, the PMIERs sufficiency ratios were in excess of $400 million, $350 million and $200 million, respectively, of available assets above the PMIERs requirements. The increase during 2016 was driven, in part, by a higher valuation and the impact of foreign exchange of our U.S. mortgage insurance business’ holdings in Genworth Canada, positive operating cash flows, execution of new reinsurance, proceeds from the sale of our European mortgage insurance business, tax proceeds and the reduction in delinquent loans. This increase was partially offset by growth in new insurance written. The value of our investment in Genworth Canada could be impacted going forward by the proposed regulatory changes discussed in more detail in “—Canada Mortgage Insurance segment—Trends and conditions.”

Effective July 1, 2016, our U.S. mortgage insurance business executed two excess of loss reinsurance transactions with a panel of reinsurers covering current and expected new insurance written for the 2016 and 2017 book years. The reinsurance transaction covering our 2016 book year and the three reinsurance transactions executed during 2015, covering our 2009 through 2015 book years, provided an aggregate of approximately $545 million of PMIERs capital credit as of September 30, 2016.

As of September 30, 2016, loans modified through the Home Affordable Refinance Program (“HARP”) accounted for approximately $15.6 billion of insurance in-force, with approximately $14.6 billion of those loans from our 2005 through 2008 book years. The volume of new HARP modifications continues to decrease as the number of loans that would benefit from a HARP modification decreases. Loans modified through HARP have extended amortization periods and reduced interest rates, which reduce borrower’s monthly payments. Over time, we expect these modified loans to result in extended premium streams and a lower incidence of default. The U.S. government has extended HARP through the year ending December 31, 2016. For financial reporting purposes, we report HARP modified loans as a modification of the coverage on existing insurance in-force rather than new insurance written.

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

Segment results of operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$169	$146	$23	16%
Net investment income	16	12	4	33%
Net investment gains (losses)	—	1	(1)	(100)%
Policy fees and other income	1	2	(1)	(50)%

Total revenues	186	161	25	16%

Benefits and expenses:
Benefits and other changes in policy reserves	36	63	(27)	(43)%
Acquisition and operating expenses, net of deferrals	45	38	7	18%
Amortization of deferred acquisition costs and intangibles	3	3	—	—%

Total benefits and expenses	84	104	(20)	(19)%

Income from continuing operations before income taxes	102	57	45	79%
Provision for income taxes	36	20	16	80%

Income from continuing operations	66	37	29	78%
Adjustments to income from continuing operations:
Net investment (gains) losses	—	(1)	1	100%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	—	1	(1)	(100)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$67	$37	$30	81%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased in the current year mainly attributable to lower losses and higher premiums.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force in the current year. The prior year included an accrual for premium refunds related to policy cancellations that was reversed in the first quarter of 2016.

Net investment income increased primarily from higher average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased in the current year due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies.

Acquisition and operating expenses, net of deferrals, increased primarily from higher production costs in the current year.

Provision for income taxes. The effective tax rate increased slightly to 35.8% for the three months ended September 30, 2016 from 35.4% for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the results of operations relating to our U.S. Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$489	$449	$40	9%
Net investment income	46	44	2	5%
Net investment gains (losses)	(1)	1	(2)	(200)%
Policy fees and other income	3	3	—	—%

Total revenues	537	497	40	8%

Benefits and expenses:
Benefits and other changes in policy reserves	112	163	(51)	(31)%
Acquisition and operating expenses, net of deferrals	125	113	12	11%
Amortization of deferred acquisition costs and intangibles	8	7	1	14%

Total benefits and expenses	245	283	(38)	(13)%

Income from continuing operations before income taxes	292	214	78	36%
Provision for income taxes	104	76	28	37%

Income from continuing operations	188	138	50	36%
Adjustments to income from continuing operations:
Net investment (gains) losses	1	(1)	2	200%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	(1)	1	(2)	(200)%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$189	$138	$51	37%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased in the current year mainly attributable to lower losses and higher premiums.

Revenues

Premiums increased mainly attributable to higher average flow mortgage insurance in-force, partially offset by higher ceded reinsurance premiums in the current year. The prior year included an accrual for premium refunds related to policy cancellations that was reversed in the first quarter of 2016.

Benefits and expenses

Benefits and other changes in policy reserves decreased in the current year due to a continued decline in new delinquencies primarily in our 2005 through 2008 book years and a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies. These decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

Acquisition and operating expenses, net of deferrals, increased primarily from higher production costs in the current year. This increase was partially offset by a write-off of software in the prior year that did not recur.

Provision for income taxes. The effective tax rate increased slightly to 35.8% for the nine months ended September 30, 2016 from 35.6% for the nine months ended September 30, 2015.

U.S. Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our U.S. Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force (1)	$133,700	$120,400	$13,300	11%
Risk in-force (2)	32,500	29,000	3,500	12%

(1)	Primary insurance in-force represents aggregate original loan balance for outstanding insurance policies and is used to determine premiums. Original loan balances are presented for policies with level renewal premiums. Amortized loan balances are presented for policies with annual, amortizing renewal premiums.
(2)	In the third quarter of 2016, all risk in-force metrics were based upon more current loan balances as provided by servicers, lenders and investors and conform to our presentation under PMIERs. Previously, certain risk in-force metrics were based on original loan balances when current loan balances were not available. The prior period has been re-presented to reflect these modified metrics.

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
New insurance written	$12,800	$9,300	$3,500	38%	$31,600	$23,800	$7,800	33%
Net premiums written	193	171	22	13%	559	511	48	9%

Primary insurance in-force and risk in-force

Primary insurance in-force increased primarily as a result of the increase of $14.1 billion in flow insurance in-force, which increased from $117.5 billion as of September 30, 2015 to $131.6 billion as of September 30, 2016 as a result of new insurance written during the current year. The increase in flow insurance in-force was partially offset by a decline of $0.8 billion in bulk insurance in-force, which decreased from $2.9 billion as of September 30, 2015 to $2.1 billion as of September 30, 2016 from cancellations and lapses. In addition, risk in-force increased primarily as a result of higher flow new insurance written. Flow persistency was 78% and 79% for the nine months ended September 30, 2016 and 2015, respectively.

New insurance written

For the three months ended September 30, 2016, new insurance written increased primarily as a result of a larger purchase originations market and higher refinance originations as a result of low interest rates. We also had lower concentration of single premium lender paid business, consistent with our decision to selectively participate in the market and an increase in our market share. For the nine months ended September 30, 2016, new insurance written increased due to higher market share and a larger purchase originations market.

Net premiums written

Net premiums written for the three and nine months ended September 30, 2016 increased primarily from higher average flow insurance in-force in the current year.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our U.S. Mortgage Insurance segment for the dates indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Loss ratio	21%	43%	(22)%	23%	36%	(13)%
Expense ratio (net earned premiums)	28%	28%	—%	27%	27%	—%
Expense ratio (net premiums written)	24%	24%	—%	24%	23%	1%

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

The loss ratio for the three and nine months ended September 30, 2016 decreased from a continued decline in new delinquencies primarily in our 2005 through 2008 book years and higher net earned premiums in the current year. The decrease in the current year was also attributable to a favorable adjustment of $10 million to our loss reserves associated with lower expected claim rates on early stage delinquencies, partially offset by higher claim severity on late stage delinquencies. This adjustment favorably impacted the loss ratio for the three and nine months ended September 30, 2016 by six and two points, respectively. For the nine months ended September 30, 2016, the decreases were partially offset by a lower net benefit from cures and aging of existing delinquencies in the current year.

The expense ratio (net premiums written) for the nine months ended September 30, 2016 increased slightly from higher production costs, mostly offset by higher net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2016	December 31, 2015	September 30, 2015
Primary insurance:
Insured loans in-force	686,789	651,668	647,126
Delinquent loans	25,803	31,663	32,989
Percentage of delinquent loans (delinquency rate)	3.76%	4.86%	5.10%

Flow loan in-force	665,821	627,349	620,430
Flow delinquent loans	24,720	30,416	31,678
Percentage of flow delinquent loans (delinquency rate)	3.71%	4.85%	5.11%

Bulk loans in-force	20,968	24,319	26,696
Bulk delinquent loans (1)	1,083	1,247	1,311
Percentage of bulk delinquent loans (delinquency rate)	5.17%	5.13%	4.91%

A minus and sub-prime loans in-force	24,281	28,332	29,745
A minus and sub-prime loans delinquent loans	5,306	6,448	6,642
Percentage of A minus and sub-prime delinquent loans (delinquency rate)	21.85%	22.76%	22.33%

Pool insurance:
Insured loans in-force	5,896	6,620	7,284
Delinquent loans	343	386	426
Percentage of delinquent loans (delinquency rate)	5.82%	5.83%	5.85%

(1)	Included loans where we were in a secondary loss position for which no reserve was established due to an existing deductible. Excluding these loans, bulk delinquent loans were 778 as of September 30, 2016, 889 as of December 31, 2015 and 917 as of September 30, 2015.

Total delinquencies related to our 2005 through 2008 book years have declined as the United States has continued to experience improvement in its residential real estate market.

The following tables set forth flow delinquencies, direct case reserves and risk in-force by aged missed payment status in our U.S. mortgage insurance portfolio as of the dates indicated:

	September 30, 2016
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	9,048	$45	$371	12%
4 – 11 payments	6,053	144	252	57%
12 payments or more	9,619	410	466	88%

Total	24,720	$599	$1,089	55%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

	December 31, 2015
(Dollar amounts in millions)	Delinquencies	Direct case reserves (1)	Risk in-force	Reserves as % of risk in-force
Payments in default:
3 payments or less	10,103	$52	$405	13%
4 – 11 payments	7,366	180	307	59%
12 payments or more	12,947	543	638	85%

Total	30,416	$775	$1,350	57%

(1)	Direct flow case reserves exclude loss adjustment expenses, incurred but not reported and reinsurance reserves.

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

	Percent of primary risk in-force as of September 30, 2016	Percent of total reserves as of September 30, 2016 (1)	Delinquency rate
			September 30, 2016	December 31, 2015	September 30, 2015
By Region:
Southeast (2)	19%	22%	4.44%	5.78%	6.09%
South Central (3)	15	8	3.12%	3.81%	3.85%
Northeast (4)	14	35	6.96%	8.91%	9.37%
Pacific (5)	14	8	2.08%	3.01%	3.25%
North Central (6)	12	8	2.97%	3.89%	4.13%
Great Lakes (7)	10	6	2.78%	3.50%	3.71%
New England (8)	6	6	3.70%	4.71%	5.06%
Mid-Atlantic (9)	6	5	3.84%	5.05%	5.22%
Plains (10)	4	2	3.09%	3.70%	3.68%

Total	100%	100%	3.76%	4.86%	5.10%

(1)	Total reserves were $658 million as of September 30, 2016.
(2)	Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
(3)	Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(4)	New Jersey, New York and Pennsylvania.
(5)	Alaska, California, Hawaii, Nevada, Oregon and Washington.
(6)	Illinois, Minnesota, Missouri and Wisconsin.
(7)	Indiana, Kentucky, Michigan and Ohio.
(8)	Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(9)	Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(10)	Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of primary risk in-force as of September 30, 2016	Percent of total reserves as of September 30, 2016 (1)	Delinquency rate
			September 30, 2016	December 31, 2015	September 30, 2015
By State:
California	8%	3%	1.59%	2.26%	2.29%
Texas	7%	3%	3.33%	3.90%	3.83%
Florida	6%	12%	5.33%	7.71%	8.52%
New York	6%	17%	7.12%	9.07%	9.46%
Illinois	6%	5%	3.42%	4.70%	5.00%
Pennsylvania	4%	5%	4.83%	6.20%	6.40%
Michigan	4%	1%	1.91%	2.56%	2.78%
Ohio	4%	3%	3.38%	4.14%	4.39%
Washington	4%	2%	1.86%	2.92%	3.15%
New Jersey	4%	13%	10.11%	12.71%	13.57%

(1)	Total reserves were $658 million as of September 30, 2016.

The following table sets forth the dispersion of our total reserves and primary insurance in-force and risk in-force by year of policy origination and average annual mortgage interest rate as of September 30, 2016:

(Amounts in millions)	Average rate	Percent of total reserves (1)	Primary insurance in-force	Percent of total	Primary risk in-force	Percent of total
Policy Year
2004 and prior	6.02%	11.6%	$3,205	2.4%	$627	1.9%
2005	5.63%	11.2	2,887	2.2	697	2.2
2006	5.79%	17.0	4,992	3.7	1,177	3.6
2007	5.71%	35.3	12,757	9.5	3,001	9.3
2008	5.26%	16.5	10,891	8.2	2,555	7.9
2009	4.95%	0.8	1,350	1.0	290	0.9
2010	4.68%	0.7	1,755	1.3	401	1.2
2011	4.53%	0.7	2,430	1.8	580	1.8
2012	3.84%	0.8	6,432	4.8	1,567	4.8
2013	4.03%	1.4	11,409	8.5	2,795	8.6
2014	4.41%	2.3	16,562	12.4	4,063	12.6
2015	4.10%	1.5	28,053	21.0	6,911	21.4
2016	3.91%	0.2	31,007	23.2	7,693	23.8

Total portfolio	4.59%	100.0%	$133,730	100.0%	$32,357	100.0%

(1)	Total reserves were $658 million as of September 30, 2016.

Canada Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Canada are affected primarily by changes in the regulatory environment, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2016, the U.S. dollar weakened against the Canadian dollar as compared to the third quarter of 2015, which positively impacted the results of our mortgage insurance business in Canada as reported in U.S. dollars. However, there was strengthening of the U.S. dollar against the Canadian dollar compared to the second quarter of 2016, which negatively impacted our results. Any future movement in foreign exchange rates could impact future results.

The Canadian gross domestic product is expected to have experienced moderate growth in the third quarter of 2016 reflecting improving exports and a return to full oil sands production and rebuilding efforts in Alberta following the Fort McMurray wildfires. Bank of Canada recently adjusted its full year 2016 gross domestic product forecast to 1.1%.

The overnight interest rate in Canada remained flat at 0.50% in the third quarter of 2016 and the low interest rate environment is expected to continue for the remainder of 2016. Canada’s unemployment rate increased to 7.0% at the end of the third quarter of 2016 compared to 6.8% at the end of the second quarter of 2016 due in part to an increase in workforce participation. Home sales in Canada increased approximately 4% in the third quarter of 2016 compared to the third quarter of 2015, while home sales decreased approximately 4% compared to the second quarter of 2016. The national average home price increased modestly as of the end of the third quarter of 2016 compared to the third quarter of 2015 and the second quarter of 2016. We expect the Canadian housing market to continue to experience significant regional variations with weakness in the oil-producing regions more than offset by strong housing markets in British Columbia and Ontario.

Our mortgage insurance business in Canada experienced higher losses in the third quarter of 2016 compared to both the third quarter of 2015 and the second quarter of 2016 primarily due to economic pressure in oil-producing regions, resulting in an increase in new delinquencies and a higher average reserve per delinquency. Our loss ratio in Canada was 24% and 23% for the three and nine months ended September 30, 2016, respectively. We expect continuing economic pressure in oil-producing regions and seasonality during the fourth quarter of 2016 to drive our loss ratio in Canada for the full year ending December 31, 2016 to be higher than the nine months ended September 30, 2016.

In the third quarter of 2016, flow new insurance written volumes decreased in our mortgage insurance business in Canada compared to the third quarter of 2015 primarily due to targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in the current year. Compared to the second quarter of 2016, flow new insurance written increased due to a seasonally larger loan origination market in the third quarter of 2016. Given the underwriting changes as well as economic uncertainty, we expect lower net premiums written from flow mortgage insurance in 2016 compared to 2015. However, given the larger size of our more recent blocks of business and recent price increases, we expect earned premiums to be moderately higher in 2016 than in 2015 (excluding the impact from foreign exchange movements).

Bulk new insurance written levels were slightly higher in the third quarter of 2016 compared to the third quarter of 2015 and lower compared to the second quarter of 2016 due to variations in customer demand primarily associated with the timing of new regulations which restrict the use of bulk mortgage insurance. In Canada, our new insurance written from bulk mortgage insurance varies from period to period based on a number of factors, including the amount of portfolio mortgages lenders seek to insure, the competitiveness of our pricing and our risk appetite for such mortgage insurance. On June 6, 2015, the Canadian government published draft regulations to limit bulk mortgage insurance to only those mortgages that will be used in Canada Mortgage and Housing Corporation securitization programs and to prohibit the use of government guaranteed insured mortgages in private securitizations after a phase-in period for existing private securitizations. The regulations became effective on July 1, 2016 and resulted in a significant increase in demand for bulk mortgage insurance in Canada particularly in the second quarter of 2016 in advance of the new regulation’s effective date and a decrease in demand in the third quarter of 2016. We anticipate a significant decrease in demand for bulk new insurance written for the remainder of 2016 and going forward as a result of these new regulations. However, we expect bulk new insurance written to be higher for the year ending December 31, 2016 as compared to 2015.

We are subject to regulation under the Protection of Residential Mortgage or Hypothecary Insurance Act (Canada) (“PRMHIA”). Under PRMHIA and the Insurance Companies Act (Canada), our mortgage insurance business in Canada is required to meet a minimum capital test (“MCT”) to support its outstanding mortgage insurance in-force. The MCT ratio is calculated based on a methodology prescribed by the Office of the Superintendent of Financial Institutions (“OSFI”). The Department of Finance in Canada has established a target

MCT ratio for our mortgage insurance business in Canada of 175% under PRMHIA. We regularly review our capital levels and, after reviewing stress testing results and consulting with OSFI in 2014, we have established an operating MCT holding target of 220% pending the development of the new capital framework for mortgage insurers, which is targeted for implementation in 2017. As of September 30, 2016, our MCT ratio was approximately 236%, which was above the MCT holding target.

On September 23, 2016, OSFI released a draft advisory for comment titled “Capital Requirements for Federally Regulated Mortgage Insurers.” This draft advisory provides a new standard framework for determining the capital requirements for residential mortgage insurance companies. The proposed framework is more risk sensitive and incorporates additional risk attributes, including credit score, remaining amortization and outstanding loan balance. The comment period for the draft advisory ended on October 21, 2016, after which OSFI intends to finalize the advisory. The finalized advisory is expected to come into force on January 1, 2017.

Under the new proposed regulatory capital framework set forth in the draft advisory, the current Holding Target of 220% will be recalibrated to the OSFI Supervisory MCT Target of 150%. As a result, Genworth Canada’s reported MCT ratio under the new proposed standard framework will be significantly different than the ratio under the current MCT capital model. We expect that the capital required for certain loan-to-value categories may increase on January 1, 2017 and this could lead to a corresponding increase in premium rates.

Based on the new proposed framework, we estimate that Genworth Canada’s pro forma MCT ratio as of September 30, 2016 would have been in the range of 155% to 158%. As a result, Genworth Canada expects to be compliant with the new proposed framework upon its implementation on January 1, 2017, subject to business and market conditions. Further changes to the new proposed standard framework may be made by OSFI as a result of comments and input received during the consultation period, which ended on October 21, 2016. Genworth Canada continues to work with OSFI to further refine the new proposed regulatory capital framework in specific areas.

On October 3, 2016, the Minister of Finance announced a number of changes designed to reinforce the Canadian housing finance system. Effective October 17, 2016, all insured homebuyers must qualify for mortgage insurance based on more restrictive guidelines compared to the prior requirements including a mortgage rate stress test. Additionally, effective November 30, 2016, insured mortgages with loan-to-values less than or equal to 80% must meet new requirements that currently only apply to high loan-to-value insured mortgages. We believe these changes in regulatory requirements will cause our flow and bulk new insurance written to decline.

On October 21, 2016, the Federal government launched a public consultation on a policy option that would require mortgage lenders to manage a portion of loan losses on insured mortgages that default, known as “lender risk sharing.” This would transfer some of the risk borne by mortgage insurers and taxpayers to lenders. The comment period for this consultation ends on February 28, 2017. At this time, it is too early to determine the potential impact of this process and its ultimate outcome on our business.

Segment results of operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$124	$116	$8	7%
Net investment income	33	32	1	3%
Net investment gains (losses)	—	(23)	23	100%
Policy fees and other income	(1)	(1)	—	—%

Total revenues	156	124	32	26%

Benefits and expenses:
Benefits and other changes in policy reserves	30	24	6	25%
Acquisition and operating expenses, net of deferrals	21	16	5	31%
Amortization of deferred acquisition costs and intangibles	10	9	1	11%
Interest expense	5	5	—	—%

Total benefits and expenses	66	54	12	22%

Income from continuing operations before income taxes	90	70	20	29%
Provision for income taxes	24	17	7	41%

Income from continuing operations	66	53	13	25%
Less: income from continuing operations attributable to noncontrolling interests	30	24	6	25%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	36	29	7	24%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	—	13	(13)	(100)%
Taxes on adjustments	—	(4)	4	100%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$36	$38	$(2)	(5)%

(1)	For the three months ended 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $(10) million.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased mainly driven by higher losses and operating expenses, partially offset by higher premiums in the current year.

Revenues

Premiums increased principally from the seasoning of our larger, more recent in-force blocks of business in the current year. The three months ended September 30, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

Net investment losses in the prior year were primarily related to derivative losses largely from hedging non-functional currency transactions.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The three months ended September 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in the current year compared to a decrease in Genworth Canada’s share price in the prior year.

Provision for income taxes. The effective tax rate increased to 26.7% for three months ended September 30, 2016 from 23.8% for the three months ended September 30, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year. The three months ended September 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the results of operations relating to our Canada Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$357	$351	$6	2%
Net investment income	94	99	(5)	(5)%
Net investment gains (losses)	12	(21)	33	157%

Total revenues	463	429	34	8%

Benefits and expenses:
Benefits and other changes in policy reserves	81	70	11	16%
Acquisition and operating expenses, net of deferrals	58	50	8	16%
Amortization of deferred acquisition costs and intangibles	29	27	2	7%
Interest expense	13	14	(1)	(7)%

Total benefits and expenses	181	161	20	12%

Income from continuing operations before income taxes	282	268	14	5%
Provision for income taxes	76	70	6	9%

Income from continuing operations	206	198	8	4%
Less: income from continuing operations attributable to noncontrolling interests	94	91	3	3%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	112	107	5	5%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (1)	(7)	12	(19)	(158)%
Taxes on adjustments	2	(4)	6	150%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$107	$115	$(8)	(7)%

(1)	For the nine months ended September 30, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $5 million and $(9) million, respectively.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased driven by an $8 million decrease attributable to changes in foreign exchange rates during the nine months ended September 30, 2016.

Revenues

Premiums increased primarily from the seasoning of our larger, more recent in-force blocks of business in the current year. The nine months ended September 30, 2016 included a decrease of $25 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from a $7 million decrease attributable to changes in foreign exchange rates. Excluding the effects of foreign exchange, net investment income increased from higher average invested assets, partially offset by lower yields in the current year.

Net investment gains in the current year were primarily related to derivative gains largely from hedging non-functional currency transactions, partially offset by impairments in the current year. Net investment losses in the prior year were mainly related to derivative losses largely from hedging non-functional currency transactions, partially offset by net gains from the sale of investment securities. The nine months ended September 30, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

Benefits and expenses

Benefits and other changes in policy reserves increased primarily attributable to an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year. The nine months ended September 30, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, increased mainly driven by higher stock-based compensation expense from an increase in Genworth Canada’s share price in the current year compared to a decrease in Genworth Canada’s share price in the prior year. The nine months ended September 30, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Amortization of deferred acquisition costs and intangibles increased primarily from higher DAC amortization related to the larger, more recent in-force blocks of business in the current year. The nine months ended September 30, 2016 included a decrease of $2 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 27.1% for the nine months ended September 30, 2016 from 26.2% for the nine months ended September 30, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year. The nine months ended September 30, 2016 included a decrease of $6 million attributable to changes in foreign exchange rates.

Canada Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Canada Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force	$347,300	$292,000	$55,300	19%
Risk in-force	121,500	102,200	19,300	19%

Three months ended September 30,	Increase (decrease) and percentage change	Nine months ended September 30,	Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
New insurance written	$10,400	$11,400	$(1,000)	(9)%	$40,200	$28,400	$11,800	42%
Net premiums written	172	204	(32)	(16)%	447	479	(32)	(7)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Canada currently provides 100% coverage on the majority of the loans we insure in that market. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Canada. For the three and nine months ended September 30, 2016 and 2015, this factor was 35%.

Primary insurance in-force and risk in-force increased primarily as a result of flow new insurance written and bulk mortgage insurance activity. Insurance in-force and risk in-force included increases of $6.1 billion and $2.1 billion, respectively, attributable to changes in foreign exchange rates.

New insurance written

New insurance written decreased for the three months ended September 30, 2016 primarily as a result of lower flow mortgage insurance activity. New insurance written increased for the nine months ended September 30, 2016 primarily as a result of higher bulk mortgage insurance activity, partially offset by lower flow new insurance written. For the three and nine months ended September 30, 2016, flow new insurance written decreased $1.3 billion and $3.1 billion, respectively, as a result of targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in the current year. For the nine months ended September 30, 2016, bulk mortgage insurance activity increased $14.9 billion driven by increased demand prior to changes to regulations that restrict the use of bulk mortgage insurance that became effective on July 1, 2016. The three and nine months ended September 30, 2016 included decreases of $0.2 billion and $2.3 billion, respectively, attributable to changes in foreign exchange rates.

Net premiums written

Our mortgage insurance policies in Canada provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2016, our unearned premium reserves were $1,628 million, compared to $1,467 million as of September 30, 2015.

Net premiums written decreased for the three and nine months ended September 30, 2016 primarily from lower flow mortgage insurance volume from targeted underwriting changes in select markets and a smaller flow mortgage insurance market size in the current year. The decrease for the nine months ended September 30, 2016 was partially offset by higher bulk mortgage insurance activity from higher customer demand prior to changes to regulations that restrict the use of bulk mortgage insurance that became effective on July 1, 2016, as well as a higher flow mortgage insurance average premium rate resulting from the rate increase implemented in June 2015. The three and nine months ended September 30, 2016 included decreases of $3 million and $25 million, respectively, attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Canada Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Loss ratio	24%	21%	3%	23%	20%	3%
Expense ratio (net earned premiums)	24%	22%	2%	24%	22%	2%
Expense ratio (net premiums written)	18%	12%	6%	19%	16%	3%

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

The loss ratio increased for the three and nine months ended September 30, 2016 primarily from an increase in the number of new delinquencies, net of cures, and a higher average reserve per delinquency from higher severity as a result of economic pressure in oil-producing regions in the current year.

The expense ratio (net earned premiums) increased for the three and nine months ended September 30, 2016 primarily attributable to higher stock-based compensation expense from an increase in Genworth Canada’s share price in the current year compared to a decrease in Genworth Canada’s share price in the prior year.

The expense ratio (net premiums written) increased for the three and nine months ended September 30, 2016 primarily attributable to higher stock-based compensation expense from an increase in Genworth Canada’s share price in the current year compared to a decrease in Genworth Canada’s share price in the prior year, as well as lower net premiums written in the current year.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Canada mortgage insurance portfolio as of the dates indicated:

	September 30, 2016	December 31, 2015	September 30, 2015
Primary insured loans in-force	2,006,484	1,835,916	1,785,541
Delinquent loans	2,027	1,829	1,715
Percentage of delinquent loans (delinquency rate)	0.10%	0.10%	0.10%

Flow loans in-force	1,379,020	1,331,773	1,313,034
Flow delinquent loans	1,715	1,550	1,449
Percentage of flow delinquent loans (delinquency rate)	0.12%	0.12%	0.11%

Bulk loans in-force	627,464	504,143	472,507
Bulk delinquent loans	312	279	266
Percentage of bulk delinquent loans (delinquency rate)	0.05%	0.06%	0.06%

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

	Percent of primary risk in-force as of September 30, 2016	Delinquency rate
		September 30, 2016	December 31, 2015	September 30, 2015
By province and territory:
Ontario	46%	0.04%	0.05%	0.05%
Alberta	16	0.22%	0.12%	0.10%
British Columbia	15	0.07%	0.08%	0.10%
Quebec	13	0.15%	0.19%	0.18%
Saskatchewan	3	0.27%	0.17%	0.15%
Nova Scotia	2	0.20%	0.18%	0.20%
Manitoba	2	0.08%	0.09%	0.08%
New Brunswick	1	0.15%	0.20%	0.19%
All other	2	0.14%	0.13%	0.11%

Total	100%	0.10%	0.10%	0.10%

Delinquency rates were flat as increases in commodity-dependent regions due to economic pressure were offset by decreases in other provinces.

As a part of enhanced lender reporting, we receive updated outstanding loans in-force in Canada from most of our customers on a quarter lag. Based on the data provided by lenders, the 2016 delinquency rate as of June 30, 2016 was 0.20%, reflecting a lower number of outstanding loans and related policies in-force compared to our reported policies in-force using the original terms of the loan.

Australia Mortgage Insurance segment

Trends and conditions

Results of our mortgage insurance business in Australia are affected primarily by changes in regulatory environments, employment levels, consumer borrowing behavior, lender mortgage-related strategies, including lender servicing practices, and other economic and housing market influences, including interest rate trends, home price appreciation or depreciation, mortgage origination volume, levels and aging of mortgage delinquencies and movements in foreign currency exchange rates. During the third quarter of 2016, the U.S. dollar weakened against the Australian dollar as compared to both the third quarter of 2015 and the second quarter of 2016, which positively impacted the results of our mortgage insurance business in Australia as reported in U.S. dollars. Any future movement in foreign exchange rates could impact future results.

The Australian gross domestic product is expected to have moderate growth in the third quarter of 2016, as sustained low interest rates and depreciation of the Australian dollar have continued to support the rebalancing of economic activity toward non-resource sectors. The cash rate was lowered from 1.75% to 1.50% in the third quarter of 2016. The September 2016 unemployment rate fell to 5.6% from 5.8% at the end of the second quarter of 2016.

Home prices in Australia continued to appreciate in the third quarter of 2016, with September 2016 home values approximately 7% higher than a year ago and approximately 3% higher than at the end of the second quarter of 2016. The Sydney and Melbourne housing markets continue to be the major driver with annual home price growth of approximately 10% and 9%, respectively, as of the end of the third quarter of 2016. We expect home price appreciation for 2016 will moderate compared to 2015 levels.

Our mortgage insurance business in Australia had higher losses in the third quarter of 2016 compared to both the third quarter of 2015 and the second quarter of 2016 largely due to a higher average reserve per delinquency resulting from aging pressure in commodity-dependent regions, where production activity has been depressed. In comparison with the third quarter of 2015, the increase in loss reserves was also attributable to higher new delinquencies. The loss ratio in the aggregate in Australia for the three and nine months ended September 30, 2016 was 42% and 35%, respectively. We will continue to closely monitor these economic conditions and assess their impact on our business.

In the third quarter of 2016, our mortgage insurance business in Australia experienced a decrease in new insurance written volumes compared to both the third quarter of 2015 and the second quarter of 2016 primarily due to the Australian Prudential Regulation Authority’s (“APRA”) continued focus on lending standards, investment lending and serviceability. Given the APRA restrictions and reduced customer business, new insurance written is expected to be lower in 2016 than in 2015.

In our mortgage insurance business in Australia, gross premiums written in the third quarter of 2016 were lower compared to both the third quarter of 2015 and the second quarter of 2016 driven by a decrease in volume, particularly a reduction in high loan-to-value mortgage origination volume resulting from regulatory changes restricting loans originated for investment properties and high loan-to-value lending. The average premium rate in our mortgage insurance business in Australia over the past year has also been impacted by the tighter lending standards resulting in a shift of our flow new insurance written to lower loan-to-value products that have a lower premium rate and risk. Consequently, we expect high loan-to-value mortgages in proportion to total originations to be lower in 2016 compared to 2015. This will likely result in a decrease in both gross premiums written and earned premiums in 2016 despite the price increase, which was effective in March 2016.

The term of the current supply and service contract with our largest customer in our mortgage insurance business in Australia is due to expire on December 31, 2016. In November 2016, we entered into a new contract with this customer and it takes effect on January 1, 2017 and has a term of three years.

Our mortgage insurance business in Australia evaluates its capital position in relation to the Prescribed Capital Amount (“PCA”) as determined by APRA, utilizing the Internal Capital Adequacy Assessment Process (“ICAAP”) as the framework to ensure that our Australia group of companies as a whole, and each regulated entity, are independently capitalized to meet regulatory requirements. As of September 30, 2016, the estimated PCA ratio of our mortgage insurance business in Australia was approximately 155% representing a decrease from 156% as of June 30, 2016, largely resulting from the payment of both ordinary and special dividends in the third quarter of 2016.

Segment results of operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$88	$92	$(4)	(4)%
Net investment income	23	28	(5)	(18)%
Net investment gains (losses)	4	3	1	33%
Policy fees and other income	—	(1)	1	100%

Total revenues	115	122	(7)	(6)%

Benefits and expenses:
Benefits and other changes in policy reserves	37	27	10	37%
Acquisition and operating expenses, net of deferrals	23	27	(4)	(15)%
Amortization of deferred acquisition costs and intangibles	4	4	—	—%
Interest expense	2	3	(1)	(33)%

Total benefits and expenses	66	61	5	8%

Income from continuing operations before income taxes	49	61	(12)	(20)%
Provision for income taxes	16	18	(2)	(11)%

Income from continuing operations	33	43	(10)	(23)%
Less: income from continuing operations attributable to noncontrolling interests	18	22	(4)	(18)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	15	21	(6)	(29)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(2)	(1)	(1)	(100)%
(Gains) losses on early extinguishment of debt, net (3)	—	1	(1)	(100)%
Taxes on adjustments	1	—	1	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$14	$21	$(7)	(33)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended September 30, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $2 million.
(3)	For the three months ended September 30, 2015, (gains) losses on early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by higher losses and lower net investment income in the current year. The three months ended September 30, 2016 included an increase of $1 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased mainly driven by lower flow volume and the seasoning of our smaller prior year in-force blocks of business in the current year. The decrease was also attributable to a favorable adjustment of $8 million relating to refinements to premium recognition factors in the prior year that did not recur. These decreases were partially offset by higher policy cancellations, lower ceded reinsurance and higher premiums in the current year as a result of the premium recognition factors that were refined in the prior year. The three months ended September 30, 2016 included an increase of $1 million attributable to changes in foreign exchange rates.

Net investment income decreased primarily from lower average invested assets in the current year.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. The prior year included an increase in reserves of $9 million that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported.

Acquisition and operating expenses, net of deferrals, decreased primarily from an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

Provision for income taxes. The effective tax rate increased to 32.2% for the three months ended September 30, 2016 from 29.5% for the three months ended September 30, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the results of operations relating to our Australia Mortgage Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$255	$271	$(16)	(6)%
Net investment income	72	89	(17)	(19)%
Net investment gains (losses)	6	4	2	50%
Policy fees and other income	—	(4)	4	100%

Total revenues	333	360	(27)	(8)%

Benefits and expenses:
Benefits and other changes in policy reserves	89	66	23	35%
Acquisition and operating expenses, net of deferrals	67	74	(7)	(9)%
Amortization of deferred acquisition costs and intangibles	11	14	(3)	(21)%
Interest expense	8	7	1	14%

Total benefits and expenses	175	161	14	9%

Income from continuing operations before income taxes	158	199	(41)	(21)%
Provision for income taxes	51	60	(9)	(15)%

Income from continuing operations	107	139	(32)	(23)%
Less: income from continuing operations attributable to noncontrolling interests	57	59	(2)	(3)%

Income from continuing operations available to Genworth Financial, Inc.’s common stockholders	50	80	(30)	(38)%
Adjustments to income from continuing operations available to Genworth Financial, Inc.’s common stockholders:
Net investment (gains) losses, net (2)	(3)	(1)	(2)	(200)%
(Gains) losses on early extinguishment of debt, net (3)	—	1	(1)	(100)%
Taxes on adjustments	1	—	1	NM (1)

Net operating income available to Genworth Financial, Inc.’s common stockholders	$48	$80	$(32)	(40)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2016 and 2015, net investment (gains) losses were adjusted for the portion of net investment gains (losses) attributable to noncontrolling interests of $3 million.
(3)	For the nine months ended September 30, 2015, (gains) losses on early extinguishment of debt were adjusted for the portion attributable to noncontrolling interests of $1 million.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders decreased primarily driven by higher losses, as well as lower net investment income and premiums, partially offset by a decrease in taxes in the current year. The nine months ended September 30, 2016 also included a decrease of $3 million attributable to changes in foreign exchange rates.

Revenues

Premiums decreased primarily driven by a $13 million decrease attributable to changes in foreign exchange rates during the nine months ended September 30, 2016. Premiums also decreased from lower flow volume and the seasoning of our smaller prior year in-force blocks of business in the current year, as well as the termination of a customer relationship with respect to new business effective in the second quarter of 2015. The decrease was also attributable to a favorable adjustment of $8 million relating to refinements to premium recognition factors in the prior year that did not recur. These decreases were partially offset by higher policy cancellations, lower ceded reinsurance and higher premiums in the current year as a result of the premium recognition factors that were refined in the prior year.

Net investment income decreased primarily from lower average invested assets, lower yields and a $4 million decrease attributable to changes in foreign exchange rates during the nine months ended September 30, 2016.

Policy fees and other income in the prior year was a result of non-functional currency transactions attributable to remeasurement and repayment of intercompany loans that did not recur.

Benefits and expenses

Benefits and other changes in policy reserves increased largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. In addition, the prior year included a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur. These increases were partially offset by an increase in reserves of $9 million in the prior year that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. The nine months ended September 30, 2016 included a decrease of $4 million attributable to changes in foreign exchange rates.

Acquisition and operating expenses, net of deferrals, decreased primarily from a decrease of $3 million attributable to changes in foreign exchange rates in the current year and an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021.

Amortization of deferred acquisition costs and intangibles decreased mainly driven by lower software amortization in the current year. The nine months ended September 30, 2016 included a decrease of $1 million attributable to changes in foreign exchange rates.

Provision for income taxes. The effective tax rate increased to 32.4% for the nine months ended September 30, 2016 from 30.0% for the nine months ended September 30, 2015. The increase in the effective tax rate was primarily attributable to decreased tax benefits from lower taxed foreign income in the current year. The nine months ended September 30, 2016 included a decrease of $3 million attributable to changes in foreign exchange rates.

Australia Mortgage Insurance selected operating performance measures

The following tables set forth selected operating performance measures regarding our Australia Mortgage Insurance segment as of or for the dates indicated:

	As of September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Primary insurance in-force	$247,900	$224,100	$23,800	11%
Risk in-force	86,300	78,400	7,900	10%

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
New insurance written	$4,600	$6,300	$(1,700)	(27)%	$14,800	$20,300	$(5,500)	(27)%
Net premiums written	57	79	(22)	(28)%	169	273	(104)	(38)%

Primary insurance in-force and risk in-force

Our mortgage insurance business in Australia currently provides 100% coverage on the majority of the loans we insure in those markets. For the purpose of representing our risk in-force, we have computed an “effective” risk in-force amount, which recognizes that the loss on any particular loan will be reduced by the net proceeds received upon sale of the property. Effective risk in-force has been calculated by applying to insurance in-force a factor that represents our highest expected average per-claim payment for any one underwriting year over the life of our business in Australia. For the three and nine months ended September 30, 2016 and 2015, this factor was 35%. We also have certain risk share arrangements where we provide pro-rata coverage of certain loans rather than 100% coverage. As a result, for loans with these risk share arrangements, the applicable pro-rata coverage amount provided is used when applying the factor.

Primary insurance in-force and risk in-force increased primarily from increases of $21.0 billion and $7.3 billion, respectively, attributable to changes in foreign exchange rates and flow new insurance written.

New insurance written

New insurance written decreased for the three and nine months ended September 30, 2016 mainly attributable to a smaller high loan-to-value originations market primarily driven by a reduction in the amount of risk lenders are willing to take in the current year resulting from regulatory focus on the market. New insurance written for the nine months ended September 30, 2016 also decreased from the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The nine months ended September 30, 2016 included a decrease of $700 million attributable to changes in foreign exchange rates.

Net premiums written

Most of our Australian mortgage insurance policies provide for single premiums at the time that loan proceeds are advanced. We initially record the single premiums to unearned premium reserves and recognize the premiums earned over time in accordance with the expected pattern of risk emergence. As of September 30, 2016, our unearned premium reserves were $922 million, compared to $956 million as of September 30, 2015.

Net premiums written decreased for the three and nine months ended September 30, 2016 primarily from lower flow volume in the current year. Net premiums written for the nine months ended September 30, 2016 also decreased from changes in the loan-to-value mix in the current year, as well as the impact of the termination of a customer relationship with respect to new business in the second quarter of 2015. The nine months ended September 30, 2016 included a decrease of $8 million attributable to changes in foreign exchange rates.

Loss and expense ratios

The following table sets forth the loss and expense ratios for our Australia Mortgage Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Loss ratio	42%	29%	13%	35%	24%	11%
Expense ratio (net earned premiums)	31%	34%	(3)%	31%	33%	(2)%
Expense ratio (net premiums written)	48%	40%	8%	46%	32%	14%

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

The loss ratio increased for the three and nine months ended September 30, 2016 largely attributable to higher new delinquencies, as well as a higher average reserve per delinquency resulting from unfavorable aging of existing delinquencies primarily in commodity-dependent regions in the current year. The prior year included an increase in reserves of $9 that did not recur mainly related to the estimate of the period of time it takes for a delinquent loan to be reported. The prior year increase in reserves coupled with an increase in premiums of $8 million from refinements to premium recognition factors in the third quarter of 2015 increased the loss ratio by seven percentage points for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the loss ratio also increased attributable to a favorable adjustment of $7 million in the first quarter of 2015 related to the expected recovery of claims paid in prior periods that did not recur.

The expense ratio (net earned premiums) decreased for the three and nine months ended September 30, 2016 from an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021. The early redemption payment of $2 million increased the expense ratio (net earned premiums) by two percentage points for the three months ended September 30, 2015.

The expense ratio (net premiums written) increased for the three and nine months ended September 30, 2016 primarily from lower net premiums written in the current year, partially offset by an early debt redemption payment of $2 million in July 2015 related to the redemption of AUD$90 million of Genworth Financial Mortgage Insurance Pty Limited’s subordinated floating rate notes that were scheduled to mature in 2021. The early redemption payment of $2 million increased the expense ratio (net premiums written) by two percentage points for the three months ended September 30, 2015.

Delinquent loans

The following table sets forth the number of loans insured, the number of delinquent loans and the delinquency rate for our Australia mortgage insurance portfolio as of the dates indicated:

	September 30, 2016	December 31, 2015	September 30, 2015
Primary insured loans in-force	1,470,302	1,478,434	1,479,676
Delinquent loans	6,844	5,552	5,804
Percentage of delinquent loans (delinquency rate)	0.47%	0.38%	0.39%

Flow loans in-force	1,358,286	1,364,628	1,364,537
Flow delinquent loans	6,574	5,317	5,545
Percentage of flow delinquent loans (delinquency rate)	0.48%	0.39%	0.41%

Bulk loans in-force	112,016	113,806	115,139
Bulk delinquent loans	270	235	259
Percentage of bulk delinquent loans (delinquency rate)	0.24%	0.21%	0.22%

Loans in-force decreased primarily from policy cancellations. Flow delinquent loans increased from higher new delinquencies primarily as a result of economic pressures in commodity-dependent regions.

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

	Percent of primary risk in-force as of September 30, 2016	Delinquency rate
		September 30, 2016	December 31, 2015	September 30, 2015
By state and territory:
New South Wales	28%	0.32%	0.27%	0.30%
Queensland	23	0.67%	0.53%	0.57%
Victoria	23	0.39%	0.33%	0.35%
Western Australia	12	0.69%	0.46%	0.45%
South Australia	6	0.62%	0.51%	0.50%
Australian Capital Territory	3	0.20%	0.17%	0.15%
Tasmania	2	0.37%	0.32%	0.31%
New Zealand	2	0.10%	0.17%	0.23%
Northern Territory	1	0.33%	0.17%	0.21%

Total	100%	0.47%	0.38%	0.39%

Delinquency rates increased in the current year compared to December 31, 2015 and September 30, 2015 primarily from higher new delinquencies in Queensland and Western Australia mainly attributable to economic pressures.

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

We perform loss recognition testing to ensure that the current reserves along with the present value of future gross premiums are sufficient to cover the present value of future expected claims and expense, as well as recover the unamortized portion of DAC and, if any, PVFP. If the loss recognition test indicates a deficiency in the ability to pay all future claims and expenses, including the amortization of DAC and PVFP, a loss is recognized in earnings as an impairment of the DAC and/or PVFP balance and, if the loss is greater than the DAC and/or PVFP balance, by an increase in reserves. Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. Our liability for future policy benefits is reviewed at least annually as a part of our loss recognition testing typically performed in the third or fourth quarter of each year. As part of loss recognition testing, we also review the recoverability of DAC and PVFP at least annually. In addition, we perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis annually. We performed our annual review of claim reserve assumptions for our long-term care insurance business in the third quarter of 2016. In the fourth quarter of 2016, we will perform assumption reviews for our other U.S. life insurance businesses as well as our loss recognition testing.

In addition, we will also continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for certain other U.S. life insurance products. In our assumption review in 2015, we looked at a number of assumptions, including older age mortality in our life insurance products and shock lapse in our term universal life insurance product as well as assumptions in our group long-term care insurance products, for which we did not make any changes at that time. We will review these and other assumptions, including interest rate assumptions, again in the fourth quarter of 2016 with the benefit of updated experience and comparisons to industry experience, where appropriate, and we will likely make changes to at least one or more of these or other assumptions with a resulting negative impact. We do not know whether such impact would be material or whether it would be offset by impacts from other assumption changes that may or may not occur. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.

In addition, we intend to continue to enhance our modeling capabilities our various businesses, including for our long-term care insurance projections where we are migrating to a new modeling system and we expect to implement it for the majority of our long-term care insurance business in the fourth quarter of 2016. We anticipate migrating the remaining portion of our long-term care insurance business to this new modeling system in 2017 or later. This new modeling system is intended to segregate and refine assumptions based upon healthy and disabled insured lives, as compared to our total insured lives estimate we use today.

Results of our U.S. life insurance businesses are also impacted by interest rates. The continued low interest rate environment puts pressure on the profitability and returns of these businesses as higher yielding investments have matured and been replaced with lower-yielding investments. We seek to manage the impact of low interest rates through asset-liability management as well as interest rate hedging strategies for a portion of our long-term care insurance product cash flows. Additionally, certain products have implicit and explicit rate guarantees or optionality that is significantly impacted by changes in interest rates. See “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for additional information about interest rate risk associated with our U.S. life insurance businesses.

For a discussion of additional information related to potential changes to our assumptions and methodologies, including certain related sensitivities, see “—Critical Accounting Estimates” as well as “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

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

Our liability for policy and contract claims is reviewed quarterly and we conduct a detailed review of our claim reserve assumptions for our long-term care insurance business annually typically during the third quarter of each year. As previously disclosed, as part of our annual review in 2014, we updated our assumptions and methodologies primarily impacting claim termination rates and benefit utilization rates, resulting in increases to our long-term care insurance claim reserves. In the third quarter of 2015, we reviewed our claim reserve assumptions for our long-term care insurance business and based on experience, no adjustment was required. During the third quarter of 2016, we completed our annual review of assumptions and methodologies related to our long-term care insurance claim reserves, which resulted in recording higher claim reserves of $460 million and reinsurance recoverables of $25 million. This review incorporated two additional years of claims experience since our 2014 review and one year of additional experience since our 2015 review. Based on our review in the third quarter of 2016, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. For a discussion of additional information related to changes to our assumptions and methodologies, see “—Critical Accounting Estimates.”

In the fourth quarter of 2016, we will perform our loss recognition and cash flow testing. We will incorporate the assumption and methodology changes made in the third quarter of 2016 into these tests. We anticipate these changes will have a material negative impact on the margins of our long-term care insurance blocks. The acquired block has a higher percentage of indemnity policies and therefore would be less likely to be adversely affected by the new claim assumptions. As a part of the process, we will consider incremental benefits from expected further rate actions that would help mitigate the impact of these changes. As part of the annual testing, we will also review assumptions for incidence and interest rates, among other assumptions. The analysis and work will be completed in the fourth quarter of 2016. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. Any further materially adverse changes to our claim reserves or changes as a result of loss recognition testing may have a materially negative impact on our results of operations, financial condition and business. For a discussion of additional information related to changes to our assumptions and methodologies, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

In connection with the updated assumptions and methodologies that increased claim reserves on existing claims in our 2016 review, we now establish higher claim reserves on new claims, which will decrease earnings in future periods in which the higher reserves are recorded. Additionally, average claim reserves for new claims are higher as the mix of claims continues to evolve, with an increasing number of policies with higher daily benefit amounts, unlimited benefit pools and higher inflation factors going on claim. Also, we expect growth in new claims as our blocks of business continue to age. We also expect the remaining quarterly benefits of our in-force rate actions, in aggregate, to be lower in the fourth quarter of 2016 than the levels we experienced in the first nine months of 2016 as the implementation of certain rate increase approvals were largely completed in the third quarter of 2016. In addition, premiums will decline as policies terminate from mortality and lapses.

We experience volatility in our loss ratios caused by variances in policy terminations, claim terminations, claim severity and claim counts. Our approved premium rate actions may also cause fluctuations in our loss ratios during the period when reserves are adjusted to reflect policyholders taking reduced benefits or non-

forfeiture options within their policy coverage. In addition, we periodically review our reserve assumptions and methodologies based upon developing experience, which may result in changes to claim reserves and loss recognition testing results, causing volatility in our operating results and loss ratios. Our loss ratio in the third quarter of 2016 was 146%, reflecting our updated assumptions and methodologies from our review in the third quarter of 2016, compared to 70% in the second quarter of 2016 and 76% in the third quarter of 2015.

One of our strategic priorities was to repatriate all of the existing business, including our long-term care insurance business, held in BLAIC, our primary Bermuda domiciled captive reinsurance subsidiary. The repatriation was completed through the merger of BLAIC into GLIC in October 2016. There will be no impact on our consolidated results of operations and financial condition prepared in accordance with U.S. GAAP as the financial impact of this reinsurance had been eliminated in consolidation. However, there is expected to be an adverse impact on GLIC’s risk-based capital ratio of between five and ten points in the fourth quarter of 2016.

Our long-term care insurance sales decreased 36% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Sales decreased primarily due to our lower ratings and certain distributor suspensions driven by recent rating agency actions. We expect that our sales will continue to be adversely impacted by our current ratings. Recent adverse ratings announcements or actions may negatively impact our sales levels.

Despite our low sales levels in our long-term care insurance business given our current ratings, we continue to evaluate new products with appropriately priced products. For example, in the fourth quarter of 2014, we began filing for regulatory approval of an enhanced product to improve competitiveness, while meeting our targeted returns, by, among other things, reducing premium rates, benefit levels and adjusting other coverage options. In support of this new product, we are investing in targeted distribution and marketing initiatives to increase long-term care insurance sales. In addition, we are evaluating market trends and sales and investing in the development of products and distribution strategies that we believe will help expand the long-term care insurance market over time and meet broader consumer needs.

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network Company America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation and ordered the Commissioner to develop a plan of rehabilitation. In July 2016, the Commissioner petitioned the state court to convert the rehabilitation into liquidation. The state court granted a hearing on November 9, 2016 for the Commissioner’s petition to convert the rehabilitation into liquidation. In the event Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. As of September 30, 2016, we were unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency. As such, we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of September 30, 2016. We will continue to monitor the situation and may record a liability and expense in future reporting periods.

Life insurance

Results of our life insurance business are impacted primarily by sales, competitor actions, mortality, persistency, investment yields, expenses, reinsurance and statutory reserve requirements, among other factors.

In February 2016, because of low sales and our lower ratings, we announced our decision to suspend sales of our traditional life insurance products on March 7, 2016. Life insurance sales decreased 68% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in our sales was predominantly related to our decision to suspend sales, our competitive positioning in the marketplace and distributor suspensions following adverse rating actions.

In 2015 and during the first nine months of 2016, mortality experience was favorable to pricing expectations for our term life insurance products but unfavorable for our universal life insurance products. Mortality levels may deviate each period from historical trends. Between 1999 and 2009, we had a significant increase in term life insurance sales, as compared to 1998 and prior years. As our 15-year term life insurance policies written in 1999 and 2000 transition to their post-level guaranteed premium rate period, we have experienced lower persistency compared to our pricing and valuation assumptions. The blocks of business issued since 2000 vary in size as compared to the 1999 and 2000 blocks of business. Accordingly, in the future, as additional 10-, 15- and 20-year level premium period blocks enter their post-level guaranteed premium rate period, we may experience volatility in DAC amortization, premiums and mortality experience, which may reduce profitability or create losses in our term life insurance products, in amounts that could be material, if persistency is lower than our original assumptions as it has been on our 10- and 15-year business written in 1999 and 2000. As of September 30, 2016, our term life insurance products had a DAC balance of $1.4 billion. We have also taken actions to mitigate potentially unfavorable impacts through the use of reinsurance, particularly for certain term life insurance policies issued between 2001 and 2004.

A portion of our life insurance reserves are financed through captive reinsurance structures. The financing cost of certain captive reinsurance structures is determined in part by the financial strength ratings of our principal life insurance subsidiaries. As a result of the ratings downgrade of our principal life insurance subsidiaries in February 2016, the cost of financing increased for a portion of our captive-financed reserves by approximately $1 million per quarter. However, in April 2016, we successfully refinanced an existing reinsurance structure, which improved after-tax earnings by approximately $15 million by reducing interest expense.

As part of our strategic priority to repatriate all of the existing business held in BLAIC, effective April 1, 2016, we recaptured a block of universal life insurance from BLAIC to GLAIC. In addition, effective July 1, 2016, we also recaptured a block of term life insurance from BLAIC to GLAIC and terminated a term life insurance excess of loss treaty with BLAIC. Effective September 1, 2016, GLAIC entered into a reinsurance agreement, subject to regulatory approval, to cede a block of term life insurance, which primarily includes the business previously ceded to BLAIC, to an affiliated reinsurer. As previously discussed, the repatriation was completed in October 2016.

Fixed annuities

Results of our fixed annuities business are affected primarily by investment performance, interest rate levels, the slope of the interest rate yield curve, net interest spreads, equity market conditions, mortality, persistency, expense and commission levels, product sales, competitor actions and competitiveness of our offerings.

In February 2016, we announced our decision to suspend sales of our traditional fixed annuity products on March 7, 2016. Sales of fixed annuities decreased 78% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was largely as a result of our lower rating, distributor actions and our decision to suspend sales.

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

Segment results of operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$725	$784	$(59)	(8)%
Net investment income	695	680	15	2%
Net investment gains (losses)	21	(16)	37	NM (1)
Policy fees and other income	175	177	(2)	(1)%

Total revenues	1,616	1,625	(9)	(1)%

Benefits and expenses:
Benefits and other changes in policy reserves	1,556	1,155	401	35%
Interest credited	140	148	(8)	(5)%
Acquisition and operating expenses, net of deferrals	149	176	(27)	(15)%
Amortization of deferred acquisition costs and intangibles	69	530	(461)	(87)%
Interest expense	2	22	(20)	(91)%

Total benefits and expenses	1,916	2,031	(115)	(6)%

Loss from continuing operations before income taxes	(300)	(406)	106	26%
Benefit for income taxes	(106)	(144)	38	26%

Loss from continuing operations	(194)	(262)	68	26%
Adjustments to loss from continuing operations:
Net investment (gains) losses, net (2)	(21)	10	(31)	NM (1)
(Gains) losses from life block transactions	—	455	(455)	(100)%
Expenses related to restructuring	1	—	1	NM (1)
Taxes on adjustments	7	(163)	170	104%

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(207)	$40	$(247)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended September 30, 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(6) million.

The following table sets forth net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(270)	$(10)	$(260)	NM	(1)
Life insurance	48	31	17	55%
Fixed annuities	15	19	(4)	(21)%

Total net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(207)	$40	$(247)	NM	(1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	The net operating loss available to Genworth Financial, Inc.’s common stockholders for our long-term care insurance business increased $260 million primarily related to higher claim reserves of $283 million as a result of the completion of our annual review of our claim reserves conducted during the third quarter of 2016. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). These increases were partially offset by higher premiums and reduced benefits of $35 million in the current year from in-force rate actions approved and implemented.

•	Our life insurance business increased $17 million principally from lower financing costs in the current year.

•	Our fixed annuities business decreased $4 million predominantly from lower investment income and an $8 million unfavorable correction related to state guaranty funds, partially offset by lower interest credited and less unfavorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business decreased $8 million largely from policy terminations and lower sales in the current year. This decrease was partially offset by $32 million of increased premiums in the current year from in-force rate actions approved and implemented.

•	Our life insurance business decreased $47 million mainly attributable to higher ceded reinsurance and lower sales in the current year.

•	Our fixed annuities business decreased $4 million principally from lower sales of our life-contingent products in the current year.

Net investment income

•	Our long-term care insurance business increased $26 million largely from higher average invested assets due to growth of our in-force block and $5 million of higher income related to inflation-driven volatility on recent U.S. Government Treasury Inflation Protected Securities (“TIPS”) purchases, partially offset by lower reinvestment yields in the current year.

•	Our life insurance business increased $2 million principally from a $4 million favorable prepayment speed adjustment on structured securities in the current year compared to a $3 million unfavorable prepayment speed adjustment in the prior year. This increase was mostly offset by lower average invested assets in the current year.

•	Our fixed annuities business decreased $13 million largely due to lower average invested assets in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business increased $13 million largely related to higher net gains from the sale of investment securities, partially offset by lower derivative gains in the current year.

•	In the current year, net investment gains of $4 million in our life insurance business were mostly attributable to gains on embedded derivatives related to our indexed universal life insurance products. Net investment losses of $8 million in the prior year were largely related to impairments.

•	Net investment losses in our fixed annuities business decreased $12 million predominantly from lower net losses on embedded derivatives related to our fixed indexed annuities and net gains from the sale of investment securities in the current year compared to net losses in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $437 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). The increase was also attributable to aging and growth of the in-force block and higher severity on new claims in the current year. These increases were partially offset by reduced benefits of $24 million in the current year related to in-force rate actions approved and implemented.

•	Our life insurance business decreased $32 million principally related to higher ceded reinsurance and favorable mortality in our term life insurance products, partially offset by unfavorable mortality in our universal life insurance products in the current year.

•	Our fixed annuities business decreased $4 million largely attributable to lower interest credited, lower sales of our life-contingent products and less unfavorable mortality in the current year. These decreases were partially offset by an increase in reserves of $6 million related to loss recognition testing in our fixed immediate annuity products primarily driven by aging of the in-force and the low interest rate environment in the current year (see “—Critical Accounting Estimates” for additional information).

Interest credited. Interest credited decreased driven mostly by our fixed annuities business predominantly from a decrease in crediting rates and lower average account values in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $17 million principally from lower sales in the current year.

•	Our life insurance business decreased $17 million primarily from lower sales in the current year.

•	Our fixed annuities business increased $7 million largely attributable to a $12 million unfavorable correction related to state guaranty funds, partially offset by lower sales in the current year.

Amortization of deferred acquisition costs and intangibles. The decrease in amortization of DAC and intangibles was primarily related to our life insurance business principally from a $455 million impairment of DAC as a result of loss recognition testing of certain term life insurance policies in the prior year as part of a life block transaction that did not recur and from lower lapses in the current year.

Interest expense. Interest expense decreased driven by our life insurance business principally as a result of the redemption of certain non-recourse funding obligations as part of a life block transaction completed in the first quarter of 2016 and from letter of credit fees in the prior year that did not recur.

Benefit for income taxes. The effective tax rate was 35.3% for the three months ended September 30, 2016 and 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the results of operations relating to our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$1,917	$2,331	$(414)	(18)%
Net investment income	2,049	2,028	21	1%
Net investment gains (losses)	119	(27)	146	NM (1)
Policy fees and other income	532	539	(7)	(1)%

Total revenues	4,617	4,871	(254)	(5)%

Benefits and expenses:
Benefits and other changes in policy reserves	3,403	3,368	35	1%
Interest credited	427	448	(21)	(5)%
Acquisition and operating expenses, net of deferrals	513	506	7	1%
Amortization of deferred acquisition costs and intangibles	231	678	(447)	(66)%
Interest expense	35	69	(34)	(49)%

Total benefits and expenses	4,609	5,069	(460)	(9)%

Income (loss) from continuing operations before income taxes	8	(198)	206	104%
Provision (benefit) for income taxes	3	(70)	73	104%

Income (loss) from continuing operations	5	(128)	133	104%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(129)	15	(144)	NM (1)
(Gains) losses from life block transactions	9	455	(446)	(98)%
Expenses related to restructuring	19	2	17	NM (1)
(Gains) losses on sale of businesses	(1)	—	(1)	NM (1)
Taxes on adjustments	36	(166)	202	122%

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(61)	$178	$(239)	(134)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(10) million and $(12) million, respectively.

The following table sets forth net operating income (loss) available to Genworth Financial, Inc.’s common stockholders for the businesses included in our U.S. Life Insurance segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders:
Long-term care insurance	$(199)	$10	$(209)	NM (1)
Life insurance	110	93	17	18%
Fixed annuities	28	75	(47)	(63)%

Total net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$(61)	$178	$(239)	(134)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

•	Our long-term care insurance business had a net operating loss available to Genworth Financial, Inc.’s common stockholders of $199 million in the current year compared to net operating income available to Genworth Financial, Inc.’s common stockholders of $10 million in the prior year largely related to the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $283 million. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). The current year also included $44 million of unfavorable adjustments which included refinements to the calculations of reserves. These decreases were partially offset by higher premiums and reduced benefits of $141 million in the current year from in-force rate actions approved and implemented.

•	Our life insurance business increased $17 million principally from lower financing costs and favorable mortality and lapses in our term life insurance products, partially offset by higher reserves in our universal and term universal life insurance products reflecting our updated assumptions from the fourth quarter of 2015.

•	Our fixed annuities business decreased $47 million primarily related to loss recognition testing in our fixed immediate annuity products that resulted in a charge of $25 million driven primarily by the low interest rate environment in the current year (see “—Critical Accounting Estimates” for additional information). The decrease was also attributable to an $8 million unfavorable correction related to state guaranty funds, a $7 million net unfavorable impact from the recapture of certain life-contingent products by a third party, lower investment income and unfavorable mortality in the current year.

Revenues

Premiums

•	Our long-term care insurance business increased $60 million principally from $100 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and lower sales in the current year.

•	Our life insurance business decreased $460 million attributable to higher ceded reinsurance and lower sales in the current year. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction.

•	Our fixed annuities business decreased $14 million principally from lower sales of our life-contingent products in the current year.

Net investment income

•	Our long-term care insurance business increased $66 million largely from higher average invested assets due to growth of our in-force block and $8 million of higher income related to inflation-driven volatility on TIPS purchases, partially offset by lower reinvestment yields and $8 million of lower gains from bond calls and mortgage loan prepayments in the current year.

•	Our fixed annuities business decreased $43 million largely due to lower average invested assets, $8 million of lower gains from limited partnerships and $4 million of lower gains from bond calls and mortgage loan prepayments in the current year.

Net investment gains (losses)

•	Net investment gains in our long-term care insurance business increased $156 million primarily related to net gains of $130 million from the sale of TIPS and higher derivative gains in the current year.

•	In the current year, net investment gains of $5 million in our life insurance business were predominantly related to gains on embedded derivatives related to our indexed universal life insurance products, partially offset by impairments. Net investment losses of $2 million in the prior year were largely related to impairments, partially offset by net gains from the sale of investment securities.

•	Net investment losses in our fixed annuities business increased $17 million predominantly from higher impairments and higher net losses from the sale of investment securities in the current year. These increases were partially offset by lower net losses on embedded derivatives related to our fixed indexed annuities in the current year.

Policy fees and other income. The decrease was primarily attributable to our life insurance business largely related to lower sales and a decrease in our term universal and universal life insurance in-force blocks in the current year.

Benefits and expenses

Benefits and other changes in policy reserves

•	Our long-term care insurance business increased $473 million principally from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). The increase was also attributable to aging and growth of the in-force block, higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. These increases were partially offset by reduced benefits of $125 million in the current year related to in-force rate actions approved and implemented.

•	Our life insurance business decreased $404 million principally related to higher ceded reinsurance and favorable mortality in our term life insurance products in the current year. In the first quarter of 2016, we initially ceded $331 million of certain term life insurance reserves under a new reinsurance treaty as part of a life block transaction. These decreases were partially offset by higher reserves in our universal and term universal life insurance products reflecting our updated assumptions from the fourth quarter of 2015.

•

Our fixed annuities business decreased $34 million largely attributable to $45 million of lower assumed reinsurance in connection with the recapture of certain life-contingent products by a third party in the current year. The decrease was also attributable to lower sales of our life-contingent products and lower interest credited in the current year. These decreases were partially offset by an increase in reserves of

$24 million related to loss recognition testing in our fixed immediate annuity products driven primarily by the low interest rate environment (see “—Critical Accounting Estimates” for additional information). The decrease was also partially offset by unfavorable mortality in the current year.

Interest credited

•	Our life insurance business decreased $7 million predominantly from lower crediting rates in our universal life insurance products in the current year.

•	Our fixed annuities business decreased $14 million largely driven by a decrease in average account values and lower crediting rates in the current year.

Acquisition and operating expenses, net of deferrals

•	Our long-term care insurance business decreased $22 million predominantly from lower sales and marketing costs, partially offset by $6 million in restructuring charges and a $3 million write-off of a receivable associated with a disputed reinsurance claim in the current year.

•	Our life insurance business decreased $30 million primarily related to lower sales, partially offset by $7 million in restructuring charges in the current year.

•	Our fixed annuities business increased $59 million largely attributable to a $55 million ceding commission paid in connection with the recapture of certain life-contingent products by a third party, an unfavorable correction of $12 million related to state guaranty funds and a $3 million restructuring charge, partially offset by lower sales in the current year.

Amortization of deferred acquisition costs and intangibles

•	Our life insurance business decreased $463 million principally related to an impairment of DAC of $455 million as a result of loss recognition testing of certain term life insurance policies in the prior year as part of a life block transaction that did not recur and from lower lapses in the current year.

•	Our fixed annuities business increased $13 million predominantly related to the write-off of DAC in connection with loss recognition testing in our fixed immediate annuity products of $14 million driven primarily by the low interest rate environment in the current year (see “—Critical Accounting Estimates” for additional information).

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

Provision (benefit) for income taxes. The effective tax rate was 35.3% for the nine months ended September 30, 2016 and 2015.

U.S. Life Insurance selected operating performance measures

Long-term care insurance

The following table sets forth selected operating performance measures regarding our individual and group long-term care insurance products for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Net earned premiums:
Individual long-term care insurance	$591	$591	$—	—%	$1,792	$1,723	$69	4%
Group long-term care insurance	19	27	(8)	(30)%	72	81	(9)	(11)%

Total	$610	$618	$(8)	(1)%	$1,864	$1,804	$60	3%

Annualized first-year premiums and deposits:
Individual long-term care insurance	$2	$7	$(5)	(71)%	$11	$25	$(14)	(56)%
Group long-term care insurance	3	1	2	200%	7	3	4	133%

Total	$5	$8	$(3)	(38)%	$18	$28	$(10)	(36)%

Loss ratio	146%	76%	70%		94%	74%	20%

The loss ratio is the ratio of benefits and other changes in reserves less tabular interest on reserves less loss adjustment expenses to net earned premiums.

Net earned premiums decreased for the three months ended September 30, 2016 largely from policy terminations and lower sales in the current year. This decrease was partially offset by $32 million of increased premiums in the current year from in-force rate actions approved and implemented.

Net earned premiums increased for the nine months ended September 30, 2016 mostly from $100 million of increased premiums in the current year from in-force rate actions approved and implemented, partially offset by policy terminations and lower sales in the current year.

Annualized first-year premiums and deposits decreased principally from reduced sales due to higher pricing on newer products and certain distributor suspensions driven by rating agency actions.

The loss ratio increased for the three and nine months ended September 30, 2016 largely from the completion of our annual review of our claim reserves conducted during the third quarter of 2016 which resulted in higher claim reserves of $435 million, net of reinsurance. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). For the three months ended September 30, 2016, this increase was partially offset by $56 million of higher premiums and reduced benefits in the current year related to in-force rate actions approved and implemented. For the nine months ended September 30, 2016, the increase was also attributable to higher severity on new claims and $68 million of unfavorable adjustments, which included refinements to the calculations of reserves in the current year. These increases were partially offset by $225 million of higher premiums and reduced benefits in the current year related to in-force rate actions approved and implemented.

Life insurance

The following tables set forth selected operating performance measures regarding our life insurance business as of or for the dates indicated:

	Three months ended September 30,		Increase (decrease) and percentage change		Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Term and whole life insurance
Net earned premiums	$115	$162	$(47)	(29)%	$50	$510	$(460)	(90)%
Sales	—	7	(7)	(100)%	7	25	(18)	(72)%
Term universal life insurance
Net deposits	$62	$64	$(2)	(3)%	$191	$198	$(7)	(4)%
Universal life insurance
Net deposits	$86	$116	$(30)	(26)%	$297	$378	$(81)	(21)%
Sales:
Universal life insurance	1	2	(1)	(50)%	4	10	(6)	(60)%
Linked-benefits	—	3	(3)	(100)%	3	9	(6)	(67)%
Total life insurance
Net earned premiums and deposits	$263	$342	$(79)	(23)%	$538	$1,086	$(548)	(50)%
Sales:
Term life insurance	—	7	(7)	(100)%	7	25	(18)	(72)%
Universal life insurance	1	2	(1)	(50)%	4	10	(6)	(60)%
Linked-benefits	—	3	(3)	(100)%	3	9	(6)	(67)%

	As of September 30,		Percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Term and whole life insurance
Life insurance in-force, net of reinsurance	$204,549	$313,675	(35)%
Life insurance in-force before reinsurance	494,642	514,306	(4)%
Term universal life insurance
Life insurance in-force, net of reinsurance	$123,770	$125,820	(2)%
Life insurance in-force before reinsurance	124,670	126,758	(2)%
Universal life insurance
Life insurance in-force, net of reinsurance	$40,237	$40,591	(1)%
Life insurance in-force before reinsurance	46,038	46,883	(2)%
Total life insurance
Life insurance in-force, net of reinsurance	$368,556	$480,086	(23)%
Life insurance in-force before reinsurance	665,350	687,947	(3)%

Term and whole life insurance

Net earned premiums and our life insurance in-force, net of reinsurance, decreased primarily related to higher ceded reinsurance and lower sales in the current year. In the first quarter of 2016, we initially ceded $326 million of certain term life insurance premiums under a new reinsurance treaty as part of a life block transaction. Sales of our term life insurance product decreased predominantly related to certain distributor suspensions driven by rating agency actions and from our decision to suspend sales of our traditional life insurance products on March 7, 2016.

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

Fixed annuities

The following table sets forth selected operating performance measures regarding our fixed annuities as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Single Premium Deferred Annuities
Account value, beginning of period	$12,191	$12,418	$12,480	$12,437
Deposits	3	253	175	777
Surrenders, benefits and product charges	(270)	(333)	(879)	(1,042)

Net flows	(267)	(80)	(704)	(265)
Interest credited and investment performance	86	42	234	208

Account value, end of period	$12,010	$12,380	$12,010	$12,380

Single Premium Immediate Annuities
Account value, beginning of period	$5,198	$5,442	$5,180	$5,763
Premiums and deposits	25	36	75	112
Surrenders, benefits and product charges	(173)	(186)	(572)	(595)

Net flows	(148)	(150)	(497)	(483)
Interest credited	56	61	173	188
Effect of accumulated net unrealized investment gains (losses)	23	(8)	273	(123)

Account value, end of period	$5,129	$5,345	$5,129	$5,345

Structured Settlements
Account value, net of reinsurance, beginning of period	$1,061	$1,074	$1,066	$1,078
Surrenders, benefits and product charges	(11)	(19)	(44)	(52)

Net flows	(11)	(19)	(44)	(52)
Interest credited	14	14	42	43

Account value, net of reinsurance, end of period	$1,064	$1,069	$1,064	$1,069

Total premiums from fixed annuities	$—	$4	$3	$17

Total deposits from fixed annuities	$28	$285	$247	$872

Single Premium Deferred Annuities

Account value of our single premium deferred annuities decreased as surrenders and benefits outpaced deposits and interest credited. Sales decreased primarily related to suspension of our products by distributors driven by the rating actions and from our decision to suspend sales of our traditional fixed annuity products on March 7, 2016.

Single Premium Immediate Annuities

Account value of our single premium immediate annuities decreased as benefits exceeded net unrealized investment gains, interest credited and premiums. For the nine months ended September 30, 2016, we also had $24 million of higher reserves related to loss recognition testing driven primarily by the low interest rate environment in the current year (see “—Critical Accounting Estimates” for additional information). Sales declined primarily related to suspension of our products by distributors driven by the rating actions and from our decision to suspend sales of our traditional fixed annuity products on March 7, 2016.

Structured Settlements

We no longer solicit sales of structured settlements; however, we continue to service our existing block of business.

Valuation systems and processes

Our U.S. Life Insurance segment will continue to migrate to a new valuation and projection platform for certain lines of business, while we upgrade platforms for other lines of business. For example, we are migrating to a new modeling system and we expect to implement it for the majority of our long-term care insurance business in the fourth quarter of 2016. We anticipate migrating the remaining portion of our long-term care insurance business to this new modeling system in 2017 or later. The migration and upgrades are part of our ongoing efforts to improve the infrastructure and capabilities of our information systems and our routine assessment and refinement of financial, actuarial, investment and risk management capabilities enterprise wide. These efforts will also provide our U.S. Life Insurance segment with improved platforms to support emerging accounting guidance and ongoing changes in capital regulations. Concurrently, valuation processes and methodologies will be reviewed, and may result in additional refinements to assumptions. Any material changes in balances, margins or income trends that may result from these activities will be disclosed accordingly.

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

Segment results of operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Net investment income	$37	$32	$5	16%
Net investment gains (losses)	4	(25)	29	116%
Policy fees and other income	43	46	(3)	(7)%

Total revenues	84	53	31	58%

Benefits and expenses:
Benefits and other changes in policy reserves	2	18	(16)	(89)%
Interest credited	33	31	2	6%
Acquisition and operating expenses, net of deferrals	20	17	3	18%
Amortization of deferred acquisition costs and intangibles	7	17	(10)	(59)%
Interest expense	1	—	1	NM (1)

Total benefits and expenses	63	83	(20)	(24)%

Income (loss) from continuing operations before income taxes	21	(30)	51	170%
Provision (benefit) for income taxes	6	(12)	18	150%

Income (loss) from continuing operations	15	(18)	33	183%
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	(4)	21	(25)	(119)%
Taxes on adjustments	1	(7)	8	114%

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders	$12	$(4)	$16	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the three months ended 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(4) million.

Net operating income (loss) available to Genworth Financial, Inc.’s common stockholders

We had net operating income available to Genworth Financial, Inc.’s common stockholders in the current year compared to a net operating loss available to Genworth Financial, Inc.’s common stockholders in the prior year. The change was primarily driven by favorable equity market performance in the current year.

Revenues

Net investment income increased mainly driven by higher policy loan income in our corporate-owned life insurance products in the current year.

Net investment gains increased largely related to net gains in the current year on changes in embedded derivatives associated with our variable annuity products with guaranteed minimum withdrawal benefits (“GMWBs”) and the change in related hedge positions compared to net losses in the prior year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to a decrease in GMDB reserves in our variable annuity products due to favorable equity market performance in the current year and unfavorable mortality in our corporate-owned life insurance products in the prior year.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products principally from favorable equity market performance in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 29.1% for the three months ended September 30, 2016 from 39.4% for the three months ended September 30, 2015. The decrease in the effective tax rate is primarily attributable to changes in tax favored investment benefits in relation to pre-tax results in the current year compared to the prior year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the results of operations relating to our Runoff segment for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$—	$1	$(1)	(100)%
Net investment income	108	103	5	5%
Net investment gains (losses)	(17)	(39)	22	56%
Policy fees and other income	127	144	(17)	(12)%

Total revenues	218	209	9	4%

Benefits and expenses:
Benefits and other changes in policy reserves	26	36	(10)	(28)%
Interest credited	96	92	4	4%
Acquisition and operating expenses, net of deferrals	54	57	(3)	(5)%
Amortization of deferred acquisition costs and intangibles	25	32	(7)	(22)%
Interest expense	1	1	—	—%

Total benefits and expenses	202	218	(16)	(7)%

Income (loss) from continuing operations before income taxes	16	(9)	25	NM (1)
Provision (benefit) for income taxes	2	(7)	9	129%

Income (loss) from continuing operations	14	(2)	16	NM (1)
Adjustments to income (loss) from continuing operations:
Net investment (gains) losses, net (2)	12	27	(15)	(56)%
Taxes on adjustments	(4)	(9)	5	56%

Net operating income available to Genworth Financial, Inc.’s common stockholders	$22	$16	$6	38%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.
(2)	For the nine months ended September 30, 2016 and 2015, net investment (gains) losses were adjusted for DAC and other intangible amortization and certain benefit reserves of $(5) million and $(12) million, respectively.

Net operating income available to Genworth Financial, Inc.’s common stockholders

Net operating income available to Genworth Financial, Inc.’s common stockholders increased primarily driven by favorable equity market performance, partially offset by lower account values in our variable annuity products in the current year.

Revenues

Net investment income increased driven by higher policy loan income in our corporate-owned life insurance products and higher average invested assets, partially offset by $6 million of gains from limited partnerships in the prior year.

Net investment losses decreased primarily related to lower net losses on changes in embedded derivatives associated with our variable annuity products with GMWBs and the change in related hedge positions, partially offset by impairments in the current year.

Policy fees and other income decreased mainly attributable to lower account values in our variable annuity products in the current year.

Benefits and expenses

Benefits and other changes in policy reserves decreased primarily attributable to decrease in GMDB reserves in our variable annuity products due to favorable equity market performance in the current year and unfavorable mortality in our corporate-owned life insurance products in the prior year.

Interest credited increased largely related to higher cash values in our corporate-owned life insurance products in the current year.

Amortization of deferred acquisition costs and intangibles decreased related to our variable annuity products principally from favorable equity market performance and lower account values, partially offset by lower net investment losses in the current year.

Provision (benefit) for income taxes. The effective tax rate decreased to 12.1% for the nine months ended September 30, 2016 from 76.3% for the nine months ended September 30, 2015. The decrease in the effective tax rate was primarily attributable to tax favored investments in relation to small pre-tax results in the current year compared to the prior year.

Runoff selected operating performance measures

Variable annuity and variable life insurance products

The following table sets forth selected operating performance measures regarding our variable annuity and variable life insurance products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Variable Annuities—Income Distribution Series (1)
Account value, beginning of period	$4,849	$5,341	$4,942	$5,666
Deposits	6	7	17	26
Surrenders, benefits and product charges	(151)	(158)	(431)	(542)

Net flows	(145)	(151)	(414)	(516)
Interest credited and investment performance	90	(192)	266	(152)

Account value, end of period	$4,794	$4,998	$4,794	$4,998

Traditional Variable Annuities
Account value, net of reinsurance, beginning of period	$1,177	$1,371	$1,241	$1,455
Deposits	2	1	6	8
Surrenders, benefits and product charges	(47)	(60)	(154)	(201)

Net flows	(45)	(59)	(148)	(193)
Interest credited and investment performance	49	(65)	88	(15)

Account value, net of reinsurance, end of period	$1,181	$1,247	$1,181	$1,247

Variable Life Insurance
Account value, beginning of period	$283	$309	$291	$313
Deposits	1	2	5	6
Surrenders, benefits and product charges	(7)	(7)	(24)	(29)

Net flows	(6)	(5)	(19)	(23)
Interest credited and investment performance	8	(18)	13	(4)

Account value, end of period	$285	$286	$285	$286

(1)	The Income Distribution Series products are comprised of our deferred and immediate variable annuity products, including those variable annuity products with rider options that provide guaranteed income benefits, including GMWBs and certain types of guaranteed annuitization benefits. These products do not include fixed single premium immediate annuities or deferred annuities, which may also serve income distribution needs.

Variable Annuities—Income Distribution Series

Account value related to our Income Distribution Series products decreased compared to June 30, 2016 and December 31, 2015 primarily related to surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Traditional Variable Annuities

In our traditional variable annuities, the increase in account values compared to June 30, 2016 was primarily the result of favorable equity market performance outpacing surrenders. The decrease in account value compared to December 31, 2015 was primarily the result of surrenders outpacing favorable equity market performance. We no longer solicit sales of our variable annuities; however, we continue to service our existing block of business and accept additional deposits on existing contracts.

Variable Life Insurance

We no longer solicit sales of variable life insurance; however, we continue to service our existing block of business.

Institutional products

The following table sets forth selected operating performance measures regarding our institutional products as of or for the dates indicated:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
GICs, FABNs and Funding Agreements
Account value, beginning of period	$561	$491	$410	$493
Deposits	—	—	150	—
Surrenders and benefits	(2)	(81)	(4)	(85)

Net flows	(2)	(81)	146	(85)
Interest credited	2	1	5	3

Account value, end of period	$561	$411	$561	$411

Account value related to our institutional products remained unchanged compared to June 30, 2016. Account value related to our institutional products increased compared to December 31, 2015 was mainly attributable to higher deposits as a result of issuing funding agreements for asset-liability management and yield enhancement in the current year.

Corporate and Other Activities

Results of operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$2	$7	$(5)	(71)%
Net investment income	1	(1)	2	200%
Net investment gains (losses)	(9)	9	(18)	(200)%
Policy fees and other income	(1)	—	(1)	NM (1)

Total revenues	(7)	15	(22)	(147)%

Benefits and expenses:
Benefits and other changes in policy reserves	1	3	(2)	(67)%
Acquisition and operating expenses, net of deferrals	11	40	(29)	(73)%
Amortization of deferred acquisition costs and intangibles	1	—	1	NM (1)
Interest expense	67	75	(8)	(11)%

Total benefits and expenses	80	118	(38)	(32)%

Loss from continuing operations before income taxes	(87)	(103)	16	16%
Provision (benefit) for income taxes	246	(33)	279	NM (1)

Loss from continuing operations	(333)	(70)	(263)	NM (1)
Adjustments to loss from continuing operations:
Net investment (gains) losses	9	(9)	18	200%
Expenses related to restructuring	—	1	(1)	(100)%
Taxes on adjustments	(3)	10	(13)	(130)%

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(327)	$(68)	$(259)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders increased primarily as a result of tax charges of $265 million, partially offset by lower operating expenses and interest expense in the current year.

Revenues

Premiums decreased largely related to the sale of our European mortgage insurance business in May 2016.

Net investment losses in the current year were primarily related to derivative losses and net realized losses from the sale of investment securities. Net investment gains in the prior year resulted from derivative gains and net realized gains from the sale of investment securities, partially offset by impairments.

Benefits and expenses

Acquisition and operating expenses, net of deferrals, decreased mainly driven by lower legal accruals and expenses of $20 million and lower net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

The income tax provision in the current year was largely attributable to a valuation allowance of $265 million recorded on deferred tax assets in the current year. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth the results of operations relating to Corporate and Other activities for the periods indicated:

	Nine months ended September 30,		Increase (decrease) and percentage change
(Amounts in millions)	2016	2015	2016 vs. 2015
Revenues:
Premiums	$11	$19	$(8)	(42)%
Net investment income	4	(6)	$10	167%
Net investment gains (losses)	(88)	23	(111)	NM (1)
Policy fees and other income	76	(10)	86	NM (1)

Total revenues	3	26	(23)	(88)%

Benefits and expenses:
Benefits and other changes in policy reserves	4	11	(7)	(64)%
Acquisition and operating expenses, net of deferrals	173	76	97	128%
Amortization of deferred acquisition costs and intangibles	1	1	—	—%
Interest expense	205	224	(19)	(8)%

Total benefits and expenses	383	312	71	23%

Loss from continuing operations before income taxes	(380)	(286)	(94)	(33)%
Provision (benefit) for income taxes	119	(102)	221	NM (1)

Loss from continuing operations	(499)	(184)	(315)	(171)%
Adjustments to loss from continuing operations:
Net investment (gains) losses	88	(23)	111	NM (1)
(Gains) losses on sale of businesses	(2)	—	(2)	NM (1)
(Gains) losses on early extinguishment of debt	(48)	1	(49)	NM (1)
Expenses related to restructuring	2	1	1	100%
Fees associated with bond consent solicitation	18	—	18	NM (1)
Taxes on adjustments	(43)	15	(58)	NM (1)

Net operating loss available to Genworth Financial, Inc.’s common stockholders	$(484)	$(190)	$(294)	(155)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Net operating loss available to Genworth Financial, Inc.’s common stockholders

The net operating loss available to Genworth Financial, Inc.’s common stockholders increased mainly as a result of tax charges of $265 million and additional legal fees and expenses of $54 million, partially offset by lower interest expense in the current year.

Revenues

Premiums decreased largely related to the sale of our European mortgage insurance business in May 2016.

Net investment income increased related to the elimination of affiliate preferred stock dividends of approximately $8 million in the prior year that did not recur.

Net investment losses in the current year were primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities. Net investment losses in the current year were also driven by derivative losses and impairments, partially offset by net realized gains from the sale of investment securities. Net investment gains in the prior year resulted from derivative gains and net realized losses from the sale of investment securities, partially offset by impairments.

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

Benefits and expenses

Benefits and other changes in policy reserves decreased largely related to the sale of our European mortgage insurance business in May 2016.

Acquisition and operating expenses, net of deferrals, increased mainly driven by $69 million for the settlement of In re Genworth Financial, Inc. Securities Litigation and an additional $10 million of legal fees and expenses related to this litigation in the current year. In addition, we paid a make-whole expense of $20 million on the early redemption of Genworth Holdings’ 2016 senior notes in January 2016 and paid broker, advisor and investment banking fees of $18 million associated with Genworth Holdings’ bond consent solicitation in March 2016. The increase in the current year was also attributable to an additional loss of $9 million recorded related to the sale of our mortgage insurance business in Europe. These increases were partially offset by lower net expenses after allocations to our operating segments in the current year.

Interest expense decreased largely driven by the redemption of $298 million of Genworth Holdings’ senior notes in January 2016.

The income tax provision in the current year was largely attributable to a valuation allowance of $265 million recorded on deferred tax assets in the current year. In light of our latest financial projections, including the projected impact to current and future earnings associated with higher expected claim costs in our long-term care insurance business as a result of our annual claim reserves review in the third quarter of 2016 and sustained low interest rates, we recorded a valuation allowance related to foreign tax credits that we no longer expect to realize. The financial projections did not include any benefits or aspects of the announced transaction with China Oceanwide nor did they assume any charges associated with tax attribute limitations that would occur with a change in ownership. This increase was partially offset by a tax benefit in the current year related to the reversal of a deferred tax valuation allowance related to our mortgage insurance business in Europe.

Investments and Derivative Instruments

Trends and conditions

Investments—credit and investment markets

U.S. Treasury yields rose modestly at the end of the third quarter of 2016 but remain significantly lower in 2016 as the Federal Reserve and other global central banks maintain stimulative monetary policies. The European Central Bank and Bank of England added local corporate bonds to their quantitative easing programs, increasing demand for U.S. markets. The U.S. economy continues to grow at a moderate pace and while the labor market has tightened, inflation remains muted. The U.S. Federal Reserve held policy rates steady during the third quarter of 2016. Yield levels on U.S. investment grade credit neared record lows in July 2016. Credit spreads in the energy and metals sectors tightened as commodity prices stabilized at higher levels.

As of September 30, 2016, our fixed maturities securities portfolio, which was 96% investment grade, comprised 81% of our total investment portfolio. Our $3.7 billion energy portfolio was predominantly investment grade and our metals and mining sector holdings were less than 1% of our total investment portfolio as of September 30, 2016. We believe our energy portfolio is well-diversified and would expect manageable capital impact on our U.S. life insurance subsidiaries.
Derivatives

We actively responded to the risk to our derivatives portfolio arising from our counterparties’ right to terminate their bilateral over-the-counter (“OTC”) derivatives transactions with us following the downgrades of our life insurance subsidiaries in September and October 2016. We notified our counterparties of the downgrades to determine whether they would exercise their rights to terminate the transactions, agree to maintain the transactions with us under revised terms or permit us to move the transactions to clearing through the Chicago Mercantile Exchange (“CME”). Although some counterparties have indicated that they reserve their rights to take action against us, none have and we continue to discuss the downgrades with them.

As of September 30, 2016, $14.4 billion notional of our derivatives portfolio was cleared through the CME. The customer swap agreements that govern our cleared derivatives contain provisions that enable our clearing agents to request initial margin in excess of CME requirements. As of September 30, 2016, we posted initial margin of $386 million to our clearing agents, which represented approximately $94 million more than was otherwise required by the clearinghouse. Because our clearing agents serve as guarantors of our obligations to the CME, the customer agreements contain broad termination provisions that are not specifically dependent on ratings. As of September 30, 2016, $5.9 billion notional of our derivatives portfolio was in bilateral OTC derivatives transactions pursuant to which we have posted aggregate independent amounts of $223 million and are holding collateral from counterparties in the amount of $203 million. We have notional of $3.7 million in bilateral OTC derivatives where the counterparty has the right to terminate its transactions with us based on our current ratings. Given our current ratings, our ability to enter into new derivatives transactions will be more limited.

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

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
(Amounts in millions)	2016		2015		2016 vs. 2015
	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$655	4.6%	$647	—%	$8
Fixed maturity securities—non-taxable	3.7%	3	3.5%	3	0.2%	—
Commercial mortgage loans	5.2%	79	5.5%	84	(0.3)%	(5)
Restricted commercial mortgage loans related to securitization entities	7.4%	3	6.4%	3	1.0%	—
Equity securities	5.8%	8	4.0%	3	1.8%	5
Other invested assets	24.7%	34	17.3%	26	7.4%	8
Restricted other invested assets related to securitization entities	—%	—	1.0%	1	(1.0)%	(1)
Policy loans	8.7%	38	8.4%	33	0.3%	5
Cash, cash equivalents and short-term investments	0.6%	5	0.3%	3	0.3%	2

Gross investment income before expenses and fees	4.7%	825	4.6%	803	0.1%	22
Expenses and fees	(0.1)%	(20)	(0.1)%	(20)	—%	—

Net investment income	4.6%	$805	4.5%	$783	0.1%	$22

Average invested assets and cash		$69,825		$69,944		$(119)

	Nine months ended September 30,				Increase (decrease)
	2016		2015		2016 vs. 2015
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	4.6%	$1,930	4.6%	$1,924	—%	$6
Fixed maturity securities—non-taxable	3.6%	9	3.5%	9	0.1%	—
Commercial mortgage loans	5.2%	237	5.5%	252	(0.3)%	(15)
Restricted commercial mortgage loans related to securitization entities	7.2%	8	7.2%	10	—%	(2)
Equity securities	5.7%	20	5.2%	11	0.5%	9
Other invested assets	24.0%	105	26.1%	103	(2.1)%	2
Restricted other invested assets related to securitization entities	1.1%	3	1.0%	3	0.1%	—
Policy loans	8.6%	107	8.7%	101	(0.1)%	6
Cash, cash equivalents and short-term investments	0.5%	16	0.3%	10	0.2%	6

Gross investment income before expenses and fees	4.6%	2,435	4.6%	2,423	—%	12
Expenses and fees	(0.1)%	(62)	(0.1)%	(66)	—%	4

Net investment income	4.5%	$2,373	4.5%	$2,357	—%	$16

Average invested assets and cash		$69,837		$69,844		$(7)

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

For the three months ended September 30, 2016, annualized weighted-average investment yields increased primarily attributable to higher reinvestment yields on lower average invested assets. Net investment income included $10 million of higher favorable prepayment speed adjustments on structured securities, $5 million of higher income related to inflation-driven volatility on recent TIPS purchases and $2 million of higher gains related to bond calls and mortgage prepayments as compared to the prior year.

For the nine months ended September 30, 2016, annualized weighted-average investment yields remained unchanged from the prior year as lower reinvestment yields and variable income were offset by higher average invested assets in our long-term care insurance business. Net investment income included $20 million of lower gains related to limited partnerships and $13 million of lower gains related to bond calls and mortgage prepayments, partially offset by $19 million of higher favorable prepayment speed adjustments on structured securities and $8 million of higher income related to inflation-driven volatility on recent TIPS purchases as compared to the prior year. The nine months ended September 30, 2016 included a decrease of $11 million attributable to changes in foreign exchange rates.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Available-for-sale securities:
Realized gains	$39	$14	$205	$49
Realized losses	(24)	(18)	(75)	(36)

Net realized gains (losses) on available-for-sale securities	15	(4)	130	13

Impairments:
Total other-than-temporary impairments	(2)	(10)	(35)	(13)
Portion of other-than-temporary impairments included in other comprehensive income (loss)	—	1	—	1

Net other-than-temporary impairments	(2)	(9)	(35)	(12)

Trading securities	(4)	12	40	2
Commercial mortgage loans	(1)	1	1	5
Net gains (losses) related to securitization entities	2	(1)	(51)	9
Derivative instruments	10	(53)	(52)	(79)
Contingent consideration adjustment	—	2	(2)	2
Other	—	1	—	1

Net investment gains (losses)	$20	$(51)	$31	$(59)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

•	We recorded $7 million of lower net other-than-temporary impairments during the three months ended September 30, 2016. Impairments of $2 million recorded during the three months ended September 30, 2016 related to equity securities. Of total impairments recorded during the three months ended September 30 2015, $6 million related to corporate securities, $2 million related to structured securities and $1 million related to commercial mortgage loans.

•	Net investment gains related to derivatives of $10 million during the three months ended September 30, 2016 were primarily associated with hedging programs for our runoff variable annuity products and gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business due to a decrease in long-term interest rates. These gains were partially offset by losses in derivatives used to hedge foreign currency risk associated with assets held and expected dividend payments from certain foreign subsidiaries.

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

•	We recorded $15 million of net gains related to the sale of available-for-sale securities during the three months ended September 30, 2016 compared to $4 million of net losses during the three months ended September 30, 2015. We also recorded $4 million of losses related to trading securities during the three months ended September 30, 2016 compared to $12 million of gains during the three months ended September 30, 2015 due to unrealized losses resulting from changes in the long-term interest rate environment in the current year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

•	We recorded $23 million of higher net other-than-temporary impairments during the nine months ended September 30, 2016. Of total impairments recorded during the nine months ended September 30, 2016 and 2015, we recorded impairments of $24 million and $6 million, respectively, related to corporate securities and $4 million in each period related to commercial mortgage loans. During the nine months ended September 30, 2016, impairments included $3 million related to limited partnerships and $2 million related to equity securities. Impairments during the nine months ended September 30, 2016 and September 30, 2015 also included $1 million and $2 million, respectively, related to structured securities.

•	Net investment losses related to derivatives of $52 million during the nine months ended September 30, 2016 were primarily associated with hedging programs for our runoff variable annuity products. We also had losses associated with hedging programs for our fixed indexed annuity products. These losses were partially offset by gains related to hedge ineffectiveness from our cash flow hedge programs for our long-term care insurance business.

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

•	We recorded $117 million of higher net gains related to the sale of available-for-sale securities during the nine months ended September 30, 2016 primarily related to $130 million of gains from the sale of TIPS in the current year. We also recorded $38 million of higher gains related to trading securities during the nine months ended September 30, 2016 resulting from changes in the long-term interest rate environment. We recorded $51 million of losses related to securitization entities during the nine months ended September 30, 2016 primarily related to a $64 million loss from the write-off of our residual interest in certain policy loan securitization entities in the current year compared to $9 million of gains during the nine months ended September 30, 2015.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$47,755	61%	$43,136	58%
Private	16,025	20	15,061	20
Commercial mortgage loans	6,017	8	6,170	8
Other invested assets	2,676	4	2,309	3
Policy loans	1,751	2	1,568	2
Restricted other invested assets related to securitization entities	312	—	413	1
Equity securities, available-for-sale	590	1	310	—
Restricted commercial mortgage loans related to securitization entities	134	—	161	—
Cash and cash equivalents	3,078	4	5,965	8

Total cash, cash equivalents and invested assets	$78,338	100%	$75,093	100%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.” See note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to our investment portfolio.

We hold fixed maturity, equity and trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2016, approximately 7% of our investment holdings recorded at fair value was based on significant inputs that were not market observable and were classified as Level 3 measurements. See note 6 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements” for additional information related to fair value.

Fixed maturity and equity securities

As of September 30, 2016, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

		Gross unrealized gains		Gross unrealized losses
(Amounts in millions)	Amortized cost or cost	Not other- than- temporarily impaired	Other-than- temporarily impaired	Not other- than- temporarily impaired	Other-than- temporarily impaired	Fair value
Fixed maturity securities:
U.S. government, agencies and government-sponsored enterprises	$5,416	$1,288	$—	$(1)	$—	$6,703
State and political subdivisions	2,491	350	—	(17)	—	2,824
Non-U.S. government (1)	2,052	175	—	—	—	2,227
U.S. corporate:
Utilities	4,073	678	—	(2)	—	4,749
Energy	2,124	177	—	(22)	—	2,279
Finance and insurance	5,711	615	23	(9)	—	6,340
Consumer—non-cyclical	4,190	689	—	(1)	—	4,878
Technology and communications	2,486	248	—	(8)	—	2,726
Industrial	1,181	114	—	(4)	—	1,291
Capital goods	1,876	319	—	—	—	2,195
Consumer—cyclical	1,506	158	—	(4)	—	1,660
Transportation	1,077	138	—	—	—	1,215
Other	335	27	—	—	—	362

Total U.S. corporate (1)	24,559	3,163	23	(50)	—	27,695

Non-U.S. corporate:
Utilities	899	64	—	(2)	—	961
Energy	1,281	129	—	(15)	—	1,395
Finance and insurance	2,458	201	—	(1)	—	2,658
Consumer—non-cyclical	768	55	—	(1)	—	822
Technology and communications	968	80	—	(1)	—	1,047
Industrial	955	68	—	(5)	—	1,018
Capital goods	545	36	—	(1)	—	580
Consumer—cyclical	490	15	—	—	—	505
Transportation	605	81	—	(3)	—	683
Other	3,039	305	—	(5)	—	3,339

Total non-U.S. corporate (1)	12,008	1,034	—	(34)	—	13,008

Residential mortgage-backed (2)	4,418	396	11	(2)	—	4,823
Commercial mortgage-backed	2,983	192	2	(4)	—	3,173
Other asset-backed (2)	3,324	28	1	(26)	—	3,327

Total fixed maturity securities	57,251	6,626	37	(134)	—	63,780
Equity securities	599	26	—	(35)	—	590

Total available-for-sale securities	$57,850	$6,652	$37	$(169)	$—	$64,370

(1)	Fair value included European periphery exposure of $465 million in Ireland, $252 million in Spain, $98 million in Italy and $16 million in Portugal.
(2)	Fair value included $45 million collateralized by Alt-A residential mortgage loans and $27 million collateralized by sub-prime residential mortgage loans.

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

Fixed maturity securities increased $5.6 billion principally from higher net unrealized gains attributable to changes in interest rates and from purchases exceeding sales and maturities in the current year.

Our exposure in peripheral European countries consists of fixed maturity securities in Portugal, Ireland, Italy and Spain. Investments in these countries are primarily made to diversify our U.S. corporate fixed maturity securities with European bonds denominated in U.S. dollars. During the nine months ended September 30, 2016, our exposure to the peripheral European countries increased by $108 million to $831 million with unrealized gains of $73 million. Our exposure as of September 30, 2016 was diversified with direct exposure to local economies of $182 million, indirect exposure through debt issued by subsidiaries outside of the European periphery of $97 million and exposure to multinational companies where the majority of revenues come from outside of the country of domicile of $552 million.

Commercial mortgage loans

The following tables set forth additional information regarding our commercial mortgage loans as of the dates indicated:

	September 30, 2016
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$547	320	31%	$—	—
2005	491	139	45%	10	2
2006	454	115	52%	15	1
2007	490	135	55%	—	—
2008	138	26	54%	—	—
2009	—	—	—%	—	—
2010	90	17	49%	—	—
2011	220	48	48%	—	—
2012	602	90	53%	—	—
2013	787	136	54%	—	—
2014	898	147	61%	—	—
2015	938	143	66%	—	—
2016	377	62	68%	—	—

Total	$6,032	1,378	55%	$25	3

(1)	Represents weighted-average loan-to-value as of September 30, 2016.

	December 31, 2015
(Dollar amounts in millions)	Total recorded investment	Number of loans	Loan-to-value (1)	Delinquent principal balance	Number of delinquent loans
Loan Year
2004 and prior	$609	361	32%	$—	—
2005	542	146	49%	5	1
2006	709	177	51%	1	1
2007	540	146	59%	6	1
2008	145	27	56%	—	—
2009	—	—	—%	—	—
2010	93	17	48%	—	—
2011	226	48	49%	—	—
2012	626	92	55%	—	—
2013	822	138	58%	—	—
2014	935	150	66%	—	—
2015	940	142	67%	—	—

Total	$6,187	1,444	56%	$12	3

(1)	Represents weighted-average loan-to-value as of December 31, 2015.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2016		December 31, 2015
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Derivatives	$1,331	50%	$1,112	48%
Securities lending collateral	417	15	347	15
Trading securities	384	14	447	19
Short-term investments	342	13	197	9
Limited partnerships	188	7	188	8
Other investments	14	1	18	1

Total other invested assets	$2,676	100%	$2,309	100%

Derivatives increased primarily attributable to changes in the long-term interest rate environment, partially offset by early terminations in the current year. Short-term investments increased principally from purchases exceeding sales and maturities in the current year. Securities lending collateral increased driven by market demand. Our investments in trading securities decreased from higher net sales.

Derivatives

The activity associated with derivative instruments can generally be measured by the change in notional value over the periods presented. However, for GMWB and fixed index annuity embedded derivatives, the change between periods is best illustrated by the number of policies. The following tables represent activity associated with derivative instruments as of the dates indicated:

(Notional in millions)	Measurement	December 31, 2015	Additions	Maturities/ terminations	September 30, 2016
Derivatives designated as hedges
Cash flow hedges:
Interest rate swaps	Notional	$11,214	$9,414	$(9,587)	$11,041
Inflation indexed swaps	Notional	571	1	(572)	—
Foreign currency swaps	Notional	35	—	—	35

Total cash flow hedges		11,820	9,415	(10,159)	11,076

Total derivatives designated as hedges		11,820	9,415	(10,159)	11,076

Derivatives not designated as hedges
Interest rate swaps	Notional	4,932	—	(253)	4,679
Interest rate swaps related to securitization entities	Notional	67	—	(67)	—
Foreign currency swaps	Notional	162	133	(97)	198
Credit default swaps	Notional	144	—	(5)	139
Credit default swaps related to securitization entities	Notional	312	—	—	312
Equity index options	Notional	1,080	2,346	(1,097)	2,329
Financial futures	Notional	1,331	5,393	(5,255)	1,469
Equity return swaps	Notional	134	211	(184)	161
Other foreign currency contracts	Notional	1,656	1,551	(535)	2,672

Total derivatives not designated as hedges		9,818	9,634	(7,493)	11,959

Total derivatives		$21,638	$19,049	$(17,652)	$23,035

(Number of policies)	Measurement	December 31, 2015	Additions	Maturities/ terminations	September 30, 2016
Derivatives not designated as hedges
GMWB embedded derivatives	Policies	36,146	—	(2,179)	33,967
Fixed index annuity embedded derivatives	Policies	17,482	647	(462)	17,667
Indexed universal life embedded derivatives	Policies	982	167	(48)	1,101

The $1.4 billion increase in the notional value of derivatives was primarily attributable to a notional increase in our non-qualified equity options related to our hedging strategy associated with fixed index annuity insurance products.

The number of policies related to our GMWB embedded derivatives decreased as variable annuity products are no longer being offered. The number of policies related to our fixed index annuity and indexed universal life embedded derivatives increased as a result of product sales in the current year.

Consolidated Balance Sheets

Total assets. Total assets increased $2,421 million from $106,431 million as of December 31, 2015 to $108,852 million as of September 30, 2016.

•	Cash, cash equivalents and invested assets increased $3,245 million primarily from an increase of $6,132 million in invested assets, partially offset by a decrease of $2,887 million in cash and cash equivalents. Our fixed maturity securities increased $5,583 million principally from higher net unrealized investment gains of $3,493 million attributable to changes in interest rates and from purchases exceeding sales and maturities in the current year. Other invested assets increased $367 million mainly from an increase in derivatives driven by the changes in the long-term interest rate environment in the current year. Cash and cash equivalents decreased primarily from the redemption of non-recourse funding obligations and long-term borrowings in the current year.

•	Deferred acquisition costs decreased $416 million primarily related to higher net unrealized investment gains in the current year.

•	Reinsurance recoverable increased $297 million mainly attributable to a new reinsurance agreement with Protective Life to coinsure certain of our term life insurance policies as part of a life block transaction completed in January 2016. As part of this transaction, we recorded a deferred gain of approximately $65 million in the current year.

•	Deferred tax asset decreased $155 million as a result of an increase in the liabilities related to net unrealized investment gains in the current year.

•	Separate account assets decreased $398 million principally driven by surrenders and benefits in the current year.

Total liabilities. Total liabilities increased $309 million from $91,794 million as of December 31, 2015 to $92,103 million as of September 30, 2016.

•	Future policy benefits increased $930 million primarily driven by an increase in our long-term care insurance business largely from the aging and growth of the in-force block in the current year.

•	Policyholder account balances decreased $342 million largely as a result of surrenders in our fixed annuities business, partially offset by an increase in our institutional products attributable to higher account values in the current year.

•	Liability for policy and contract claims increased $774 million mainly attributable to an increase of $905 million in our long-term care insurance business largely from our annual review of assumptions which increased claim reserves by $460 million. As a result of this review, we updated several assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves (see “—Critical Accounting Estimates” for additional information). The increase was also attributable to aging and growth of the in-force block and higher severity on new claims in the current year. This increase was partially offset by a decrease of $191 million in our U.S. mortgage insurance business principally from a decline in new delinquencies and favorable aging on existing delinquencies in the current year.

•	Unearned premiums increased $156 million primarily from our mortgage insurance business in Canada largely attributable to growth of the business and unfavorable changes in foreign exchange rates as well as higher sales in our U.S. mortgage insurance business in the current year.

•	Other liabilities increased $276 million largely driven by higher derivatives and counterparty collateral as a result of changes in the long-term interest rate environment in the current year. This increase was partially offset by a decrease of $229 million related to our repurchase program mainly attributable to scheduled maturities in the current year.

•	Borrowings related to securitization entities decreased $101 million primarily attributable to the settlement of $70 million of restricted borrowings as well as scheduled principal payments the current year.

•	Non-recourse funding obligations decreased $1,610 million as a result of early redemptions of non-recourse funding obligations for River Lake and River Lake II related to a life block transaction completed in the current year.

•	Long-term borrowings decreased $376 million primarily attributable to the redemption of $298 million of Genworth Holdings’ 2016 senior notes in January 2016 and the repurchase of $28 million principal of Genworth Holdings’ senior notes with various maturity dates during the three months ended March 31, 2016. The decrease was also related to $40 million of bond consent fees paid as part of Genworth Holdings’ bond consent solicitation. Genworth Financial Mortgage Insurance Pty Limited redeemed $36 million of subordinated floating rate notes due in 2021. These decreases were partially offset by an increase of $24 million from changes in foreign exchange rates on debt in Canada and Australia.

•	Deferred tax liability increased $1,127 million primarily from an increase in net unrealized investment gains and a valuation allowance of $265 million recorded on deferred tax assets in the current year related to foreign tax credits that we no longer expect to realize.

•	Separate account liabilities decreased $398 million principally driven by surrenders and benefits in the current year.

Total equity. Total equity increased $2,112 million from $14,637 million as of December 31, 2015 to $16,749 million as of September 30, 2016.

•	We reported a net loss available to Genworth Financial, Inc.’s common stockholders of $155 million during the nine months ended September 30, 2016.

•	Accumulated other comprehensive income (loss) increased $2,192 million predominantly attributable to higher net unrealized investment gains of $1,606 million and derivatives qualifying as hedges of $448 million related to changes in the long-term interest rate environment in the current year. Foreign currency translation also increased $138 million related to the weakening of the U.S. dollar in the current year.

Liquidity and Capital Resources

Liquidity and capital resources represent our overall financial strength and our ability to generate cash flows from our businesses, borrow funds at competitive rates and raise new capital to meet our operating and growth needs.

Genworth and subsidiaries

The following table sets forth our unaudited condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2016	2015
Net cash from operating activities	$1,798	$1,158
Net cash from investing activities	(2,050)	(2,163)
Net cash from financing activities	(2,699)	(19)

Net decrease in cash before foreign exchange effect	$(2,951)	$(1,024)

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

We had slightly lower cash outflows from investing activities during the current year primarily as the result of net proceeds from the sale of our European mortgage insurance business and the sale of assets to Pac Life as well as net repayments of commercial mortgage loans in the current year compared to net originations in the prior year. These inflows were mostly offset by the purchase of policy loans in the second quarter of 2016 from the policy loan securitization entities in which we previously held a residual interest.

We had higher cash outflows from financing activities during the current year primarily from the redemption of $1,620 million of non-recourse funding obligations. Genworth Holdings also repaid and repurchased $326 million of its senior notes in the current year. Cash outflows from financing activities were also as a result of withdrawals exceeding deposits of our investment contracts in the current year. The prior year included proceeds from the sale of additional shares of our Australian mortgage insurance business in May 2015.

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

Genworth Holdings had $1,065 million and $1,124 million of cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively. Genworth Holdings also held U.S. government securities of $100 million and $250 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, Genworth Holdings had approximately $80 million of restricted assets.

During the nine months ended September 30, 2016, we received cash common stock dividends from our international subsidiaries of $250 million, of which $73 million was received in the third quarter of 2016. Dividends in 2016 included $76 million for our portion of the AUD$202 million capital reduction in Genworth Mortgage Insurance Australia Limited in the second quarter of 2016.

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

Genworth Holdings provided an unlimited guarantee for the benefit of policyholders for the payment of valid claims by our European mortgage insurance subsidiary prior to its sale in May 2016. Following the sale of this U.K. subsidiary to AmTrust Financial Services, Inc., the guarantee is now limited to the payment of valid claims on policies in-force prior to the sale date and those written approximately 90 days subsequent to the date of the sale, and AmTrust Financial Services, Inc. has agreed to provide us with a limited indemnification in the event there is any exposure under the guarantee. As of September 30, 2016, the risk in-force of the business subject to the guarantee was approximately $2.3 billion.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. Product liabilities with longer durations are generally matched with investments having similar duration such as long-term fixed maturity securities and commercial mortgage loans. Shorter-term product liabilities are matched with fixed maturity securities that have short- and medium-term fixed maturities. In addition, our insurance subsidiaries hold highly liquid, high quality short-term investment securities and other liquid investment grade fixed maturity securities to fund anticipated operating expenses, surrenders and withdrawals. As of September 30, 2016, our total cash, cash equivalents and invested assets were $78.3 billion. Our investments in privately placed fixed maturity securities, commercial mortgage loans, policy loans, limited partnership interests and select mortgage-backed and asset-backed securities are relatively illiquid. These asset classes represented approximately 31% of the carrying value of our total cash, cash equivalents and invested assets as of September 30, 2016.

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

Capital resources and financing activities

On May 20, 2016, Genworth Canada, our majority-owned subsidiary, entered into a CAD$100 million senior unsecured revolving credit facility, which matures on May 20, 2019. Any borrowings under Genworth Canada’s credit facility will bear interest at a rate per annum equal to, at the option of Genworth Canada, either a fixed rate or a variable rate pursuant to the terms of the credit agreement. Genworth Canada’s credit facility includes customary representations, warranties, covenants, terms and conditions. As of September 30, 2016, there was no amount outstanding under Genworth Canada’s credit facility.

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

We believe existing cash held at Genworth Holdings combined with dividends from operating subsidiaries, payments under tax sharing and expense reimbursement arrangements with subsidiaries, proceeds from borrowings or securities issuances and sales of assets will provide us with sufficient capital flexibility and liquidity to meet our projected future operating and financing requirements. We actively monitor our liquidity position, liquidity generation options and the credit markets given changing market conditions. We target liquidity at Genworth Holdings to maintain a minimum balance of one and one-half times expected annual debt interest payments plus an additional $350 million. As of September 30, 2016, Genworth Holdings was above this target due in part to intercompany tax payments of $322 million received from its subsidiaries in the second and third quarters of 2016. We will continue to evaluate our target level of liquidity as circumstances warrant and may move above or below the target for a period of time given future actions and due to the timing of cash inflows and outflows. Additionally, we will continue to evaluate market influences on the valuation of our senior debt, and may consider additional opportunities to repurchase our debt over time. We cannot predict with any certainty the impact to us from any future disruptions in the credit markets or the recent or any further downgrades by one or more of the rating agencies of the financial strength ratings of our insurance company subsidiaries and/or the credit ratings of our holding companies. In the absence of the China Oceanwide transaction or in the event we are unable to refinance our debt maturities, we may be required to pursue asset sales, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business to service our holding company debt. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurance, our credit ratings and credit capacity and the performance of and outlook for our business. For a discussion of certain risks associated with our liquidity, see “Item 1A—Risk Factors—Our internal sources of liquidity may be insufficient to meet our needs and our access to capital may be limited or unavailable. Under such conditions, we may seek additional capital but may be unable to obtain it” in our 2015 Annual Report on Form 10-K.

Contractual obligations and commercial commitments

Except as described above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2015 Annual Report on Form 10-K filed on February 26, 2016.

Securitization Entities

There were no new off-balance sheet securitization transactions during the nine months ended September 30, 2016 or 2015. For a discussion of securitization entities, see note 4 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

New Accounting Standards

For a discussion of recently adopted accounting standards, see note 2 in our unaudited condensed consolidated financial statements under “Item 1—Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial practices. Except as disclosed below, there were no other material changes in our market risks since December 31, 2015.

In the first nine months of 2016, U.S. Treasury yields remained at historically low levels but rose modestly in the third quarter of 2016 after declining sharply in the second quarter of 2016. Yield levels on U.S. investment grade credit neared record lows in July 2016 on strong global demand. Credit spreads in the energy and metals sectors tightened significantly as commodity prices stabilized at higher levels. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of recent market conditions.

We are exposed to foreign currency exchange risks associated with fluctuations in foreign currency exchange rates against the U.S. dollar resulting from our international operations and non-U.S.-denominated securities. Our primary international operations are located in Canada and Australia. The assets and liabilities of our international operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses of our international operations are translated into U.S. dollars at the average rates of exchange during the period of the transaction. In general, the weakening of the U.S. dollar results in higher levels of reported assets, liabilities, revenues and net income (loss). As of September 30, 2016, the U.S. dollar weakened against the currencies in Canada and Australia compared to the balance sheet rate as of December 31, 2015. In the third quarter of 2016, the U.S. dollar weakened against currencies in Canada and Australia compared to the average rate in the third quarter of 2015 and weakened against the currency in Australia in the second quarter of 2016 but strengthened against the currency in Canada in the second quarter of 2016. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of changes in foreign currency exchange rates.

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

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates or tightening credit spreads will reduce our interest rate margin (the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay to policyholders and contractholders). Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because many contracts have guaranteed minimum interest crediting rates, declines in earned investment returns can impact the profitability of these products. As of September 30, 2016, of our $12.0 billion deferred annuity products, $0.8 billion have guaranteed minimum interest crediting rate floors greater than or equal to 3.5%, with less than $2 million guaranteed minimum interest crediting rate floors greater than 5.5%. Most of these products were sold prior to 1999. Our universal life insurance products also have guaranteed minimum interest crediting rate floors, with no guaranteed minimum interest crediting rate floors greater than 6.0%. Of our $7.0 billion of universal life insurance products as of September 30, 2016, $4.1 billion have guaranteed minimum interest crediting rate floors ranging between 3% and 4%.

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

The carrying value of our investment portfolio as of September 30, 2016 was $75.3 billion, of which 85% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We seek to mitigate the market risk associated with our fixed maturity securities portfolio by attempting to match the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support. However, because policyholder liabilities can be longer than the duration of fixed income securities, we face heightened reinvestment risk.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower- credit instruments to maintain comparable returns. For example, during the three months ended September 30, 2016, we reinvested $3.1 billion at an average rate of 2.6% as compared to our annualized weighted-average investment yield of 4.6%. Issuers of fixed-income securities may also decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

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

Assuming investment yields remain at the September 30, 2016 levels for an extended period of time and based on our existing policies and investment portfolio as of September 30, 2016, we estimate the impact from investing in that lower interest rate environment could reduce our investment income by approximately $50 million and $100 million in 2017 and 2018, respectively, before considering the impact from taxes or DAC and other adjustments. The above impacts do not include or contemplate any potential changes in crediting rates to policyholders, evaluation of reserve adequacy or unlocking of DAC.

For a further discussion of the risks associated with interest rates, see “Item 1A Risk Factors—Interest rates and changes in rates could materially adversely affect our business and profitability” in our 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2016

During the three months ended September 30, 2016, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See note 12 in our unaudited condensed consolidated financial statements under “Part 1—Item 1—Financial Statements” for a description of material pending litigation and regulatory matters affecting us.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2015 Annual Report on Form 10-K, as supplemented by the risk factors below, which together describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as disclosed below, there have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2016.

The proposed transaction with China Oceanwide may not be completed or may not be completed in the timeframe, terms or manner currently anticipated, which could have a material adverse effect on us and our stock price.

On October 21, 2016, we entered into a definitive agreement with China Oceanwide, under which China Oceanwide has agreed to acquire all of our outstanding common stock for a total transaction value of approximately $2.7 billion, or $5.43 per share in cash. As part of the transaction, China Oceanwide has additionally committed to contribute $600 million of cash to allow us to address our debt maturing in 2018, on or before its maturity, as well as $525 million of cash to be contributed to our U.S. life insurance businesses to pursue their restructuring. The transaction is subject to approval by Genworth’s stockholders as well as other closing conditions, including the receipt of required regulatory approvals. The required regulatory approvals include, in addition to certain Chinese approvals, certain requisite regulatory and other governmental approvals, non-disapprovals or confirmations, as applicable, from Fannie Mae and Freddie Mac (as may be applicable), the Financial Industry Regulatory Authority, the Committee on Foreign Investment in the United States, certain U.S. insurance regulators in Delaware, New York, North Carolina, South Carolina, Vermont and Virginia and certain Canadian, Australian and New Zealand regulators, and certain regulatory approvals necessary to consummate the transfer by GLIC of its ownership of GLAIC, in whole, to an intermediate holding company and certain other planned restructuring transactions to be consummated by us. In addition, the transaction is conditioned on there not having been a change or the public announcement of a change in the financial strength rating assigned to GMICO to below “BB (negative outlook)” by S&P that is primarily and directly attributable to the actions or inactions by Genworth, its affiliates or their respective representatives that do not relate to an “excluded effect” (as defined in the merger agreement), or an adverse change in the condition (financial or otherwise) of GMICO and its businesses not resulting from or arising out of an excluded effect. There is no assurance that the conditions to the transaction will be satisfied in a timely manner or at all. If the transaction is not completed, we may suffer a number of consequences that could adversely affect our stock price, business, results of operations and financial condition, including:

•	the potential inability to restructure our U.S. life insurance businesses, which we believe is essential to increasing the liquidity of the holding company and isolating long-term care insurance risks from the rest of our businesses;

•	increased pressure on and potential downgrades of our debt and financial strength ratings, particularly for our mortgage insurance businesses, which could have an adverse impact on our mortgage businesses;

•	a negative impact on our holding company liquidity and ability to service and/or refinance our holding company debt; and

•	we may be required to pursue strategic alternatives that would materially impact our business, including potential sales of our mortgage insurance businesses in Canada and Australia and/or a partial sale of our U.S. mortgage insurance business.

There are numerous other risks related to the transaction, including the following:

•	the risk that the parties will not be able to obtain stockholder or regulatory approvals, or the possibility that they may delay the transaction or that materially burdensome or adverse regulatory conditions may be imposed in connection with any such regulatory approvals;

•	potential legal proceedings may be instituted against us following announcement of the transaction;

•	the risk that the proposed transaction disrupts Genworth’s current plans and operations as a result of the announcement and consummation of the transaction;

•	certain restrictions during the pendency of the transaction that may impact Genworth’s ability to pursue certain business opportunities or strategic transactions;

•	continued availability of capital and financing to Genworth before the consummation of the transaction;

•	further rating agency actions and downgrades in Genworth’s debt or financial strength ratings;

•	changes in applicable laws or regulations;

•	our ability to recognize the anticipated benefits of the transaction;

•	the amount of the costs, fees, expenses and other charges related to the transaction;

•	the risks related to diverting management’s attention from our ongoing business operations;

•	the merger agreement may be terminated in circumstances that would require us to pay China Oceanwide a fee;

•	our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected; and

•	disruptions and uncertainty relating to the transaction, whether or not it is completed, may harm our relationships with our employees, customers, distributors, vendors or other business partners, and may result in a negative impact on our business.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the transaction, and these fees and costs are payable by us regardless of whether the transaction is consummated.

We may be required to increase our reserves in our long-term care insurance, life insurance and/or annuity businesses in the fourth quarter of 2016 as a result of the changes we made to assumptions and methodologies in our long-term care insurance business in the third quarter of 2016, deviations from our estimates and actuarial assumptions or other reasons, which could have a material adverse effect on our results of operations and financial condition.

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

Changes in the assumptions we use can have, and in the past have had, a material adverse effect on our results of operations. For example, during the third quarter of 2016, we completed an annual review of our long-term care insurance claim reserve assumptions. In connection with this review, we made several changes to our assumptions and methodologies primarily impacting claim termination rates, benefit utilization rates and incurred but not reported reserves. As a result of these changes, we increased our long-term care insurance claim reserves by $460 million and increased reinsurance recoverables by $25 million, resulting in an after-tax charge to earnings of $283 million for the third quarter of 2016. See “Part 1—Item 1—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for additional information. Increases to our reserves, including those made in the third quarter of 2016, may also, among other things, limit our ability to execute our strategic plans; reduce our liquidity; and adversely impact our debt or financial strength ratings. Any of these results could have a material adverse impact on business, results of operations and financial condition.

Our loss recognition testing for our long-term care insurance products is reviewed in the aggregate, excluding our acquired block of long-term care insurance, which is tested separately. In the fourth quarter of 2016, we will perform our loss recognition testing. We will incorporate the assumption and methodology changes made in the third quarter of 2016 into this test. We anticipate these changes will have a material negative impact on the margins of our long-term care insurance blocks. Additional information obtained in finalizing our margin review in the fourth quarter of 2016 or further changes to our assumptions or methodologies could materially affect the impact on margins. As a part of the process, we will consider incremental benefits from expected further premium rate actions that would help mitigate the impact of these changes. There is no guarantee that we will be able to obtain regulatory approval for the future rate actions we will assume in connection with our loss recognition testing. As previously disclosed, our acquired block of long-term care insurance had a premium deficiency in 2014. Due to the premium deficiency that existed in 2014, we monitor our acquired block frequently. Although the acquired block has a higher percentage of indemnity policies and therefore would be less likely to be adversely affected by the new claim assumptions, any adverse changes in our assumptions could result in the establishment of additional future policy benefit reserves, which could be material. Our acquired block would not benefit significantly from additional rate actions as it is older, and therefore, there is a higher likelihood that adverse changes could result in additional losses on that block. For our acquired block of long-term care insurance, the impacts of adverse changes in assumptions would be immediately reflected in net income (loss) if our margin for this block is reduced below zero.

As part of our annual loss recognition testing, we will also review assumptions for incidence and interest rates, among other assumptions. We will continue to regularly review our methodologies and assumptions in light of emerging experience and may be required to make further adjustments to our long-term care insurance claim reserves in the future, which could also impact our loss recognition testing results. However, loss recognition testing assumptions have not been finalized and we therefore do not yet know the extent of the impact on our annual loss recognition testing. We currently cannot predict with more specificity the nature, extent or margin impact of any of the assumption and methodology changes we will make in completing our margin review. To the extent, based on the review, our margin is negative, we will be required to recognize a loss, by amortizing more DAC and/or establishing additional benefit reserves, the impact of which may be material. In the event a loss is recognized, we would increase reserves to offset such losses that would be recognized in later years. A significant decrease in our loss recognition testing margin, the need to amortize a significant amount of DAC and/or the need to significantly increase reserves could have a material adverse effect on our business, results of operations and financial condition.

In addition, we will also continue to monitor our experience and assumptions closely and make changes to our assumptions and methodologies, as appropriate, for certain other U.S. life insurance products. In our assumption review in 2015, we looked at a number of assumptions, including older age mortality in our life insurance products and shock lapse in our term universal life insurance product as well as assumptions in our group long-term care insurance products, for which we did not make any changes at that time. We will review these and other assumptions, including interest rate assumptions, again in the fourth quarter of 2016 with the benefit of updated experience and comparisons to industry experience, where appropriate, and we will likely make changes to at least one or more of these or other assumptions with a resulting negative impact. We do not know whether such impact would be material or whether, and to what extent, it would be offset by impacts from future premium rate actions or other assumption changes that may or may not occur. Even small changes in assumptions or small deviations of actual experience from assumptions can have, and in the past have had, material impacts on our DAC amortization, reserve levels, results of operations and financial condition.

For a discussion of additional information related to potential changes to our assumptions and methodologies, including certain related sensitivities, see “—Critical Accounting Estimates” as well as “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

We also perform cash flow testing separately for each of our U.S. life insurance companies on a statutory accounting basis. To the extent that the cash flow testing margin is negative in any of our U.S. life insurance companies, we would need to increase statutory reserves, which would decrease our risk-based capital ratios and we may be required to increase our capital within one or more of our U.S. life insurance companies. A need to significantly increase statutory reserves could have a material adverse effect on our business, results of operations and financial condition. For example, we anticipate the assumption and methodology changes made in the third quarter of 2016 will have a material negative impact on the margins of our long-term care insurance block. As a part of the process, we will consider incremental benefits from expected further premium rate actions that would help mitigate the impact of these changes. There is no guarantee that we will be able to obtain regulatory approval for the future rate actions we will assume in connection with our cash flow testing. We also established $198 million of additional statutory reserves resulting from updates to our universal life insurance products with secondary guarantees in our Virginia and Delaware licensed life insurance subsidiaries as of December 31, 2015. In addition, the New York Department of Financial Services, which regulates our New York domiciled insurance subsidiary, has historically not allowed us to combine long-term care insurance cash flow testing results with other products and has required specific adequacy testing scenarios that are generally more severe than those deemed acceptable in other states. Moreover, the required testing scenarios by the New York Department of Financial Services have a disproportionate impact on our long-term care insurance products. Based on our annual statutory cash flow testing of our long-term care insurance business, our New York insurance subsidiary recorded $89 million of additional statutory reserves in the fourth quarter of 2015 and expects to record an aggregate of $267 million of additional statutory reserves over the next three years. Given the assumption and methodology changes made in the third quarter of 2016, we would expect the results of cash flow testing for our New York insurance subsidiary to deteriorate which will likely require additional long-term care insurance statutory reserves in the fourth quarter of 2016 and over the next several years. For additional information regarding impacts to statutory capital as a result of reserve increases, see “Item 1A Risk Factors—An adverse change in our regulatory requirements, including risk-based capital, could result in a decline in our ratings and/or increased scrutiny by regulators and have a material adverse impact on our results of operations, financial condition and business” in our 2015 Annual Report on Form 10-K.

The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long-term care insurance products. Long-term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years, or decades, after both pricing and locked-in valuation assumptions have been established. For example, among other factors, changes in economic and interest rate risk, socio-demographics, behavioral trends (e.g., location of care and level of benefit use) and medical advances, may have a material adverse impact on our future claims trends. Moreover, long-term care insurance does not have the extensive claims experience history of life insurance. As a consequence, given that recent experience will represent a larger proportion of total experience, our long-term care insurance assumptions will be more heavily influenced by recent experience than would be the case for our life insurance assumptions. It follows that our ability to forecast future claim costs for long-term care insurance is more limited than for life insurance. For additional information on our long-term care insurance reserves, including the significant historical financial impact of some of these risks, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Insurance liabilities and reserves” in our 2015 Annual Report on Form 10-K.

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

For our long-term care insurance and some other health insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products. This risk is particularly significant in our long-term care insurance business because we do not have the experience history that we have in many of our other businesses. As a result, our ability to predict persistency and resulting benefit experience for long-term care insurance is more limited than for many other products. A significant number of our long-term care insurance policies have experienced higher persistency than we had originally assumed, which has resulted in higher claims and an adverse effect on the profitability of that business. In addition, the impact of inflation on claims could be more pronounced for our long-term care insurance business than our other businesses given the “long tail” nature of this business. To the extent inflation causes long-term care costs to increase, we will be required to increase our claim reserves. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and may result in our underpricing of the risks we insure.

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

Item 6.	Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated October 21, 2016, by and among the Genworth Financial, Inc., Asia Pacific Global Capital Co., Ltd. and Asia Pacific Global Capital USA Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2016)

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Thomas J. McInerney

31.2	Certification of Kelly L. Groh

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Thomas J. McInerney

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH FINANCIAL, INC. (Registrant)
Date: November 8, 2016

	By:	/s/ Matthew D. Farney
Matthew D. Farney Vice President and Controller (Principal Accounting Officer)